Form 10-Q
period 1994-02-28
COMPREHENSIVE CARE CORP
filed 1994-04-13
CIK 22872

                                   UNITED STATES                      CONFORMED
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended February 28, 1994

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from _____________ to ______________

      Commission File Number 0-5751


                         COMPREHENSIVE CARE CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                      95-2594724
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organi-
 zation)

        16305 Swingley Ridge Dr. Suite 100, Chesterfield, Missouri  63017
             (Address of principal executive offices and Zip Code)

                                 (314) 537-1288
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


           Classes                                Outstanding at April 12, 1994
Common Stock, par value $.10 per share                   21,986,916

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                     Index





Part I - Financial Information



    Item 1.  -  Condensed Consolidated Financial Statements

        Condensed consolidated balance sheets,
           February 28, 1994 and May 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . .         3

         Condensed consolidated statements of operations for
            the three and nine months ended February 28, 1994 and 1993. . . . . . . . . . . . .         4

         Condensed consolidated statements of cash flows for nine months
            ended February 28, 1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . .         5


         Notes to condensed consolidated financial statements . . . . . . . . . . . . . . . . .         6


    Item 2. - Management's discussion and analysis of financial condition and
                results of operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10


Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

    Item 1. -  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

    Item 6. -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .        15

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16


PART I.  -  FINANCIAL INFORMATION

ITEM 1. -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)



                                                                                                     February 28,         May 31,
                                                                                                         1994              1993
                                                                                                     -----------         --------
                                                                                                             (Unaudited)
ASSETS
Current assets:
         Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   4,170        $  1,126
         Accounts and notes receivable, less allowance for
                      doubtful accounts of $4,818 and $8,217  . . . . . . . . . . . . . . .               6,636           7,702
         Property and equipment held for sale . . . . . . . . . . . . . . . . . . . . . . .               5,962           8,254
         Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,655           1,896
                                                                                                         ------          ------
Total current assets      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              18,423          18,978
                                                                                                         ------          ------

Property and equipment, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              29,742          31,432
Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .             (13,388)        (13,229)
                                                                                                         ------          ------
Net property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              16,354          18,203
                                                                                                         ------          ------
                                                                                                         ------          ------

Property and equipment held for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 599           7,098
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               2,291           2,689
                                                                                                         ------          ------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $  37,667       $  46,968
                                                                                                         ------          ------
                                                                                                         ------          ------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . . . . . .           $  12,921        $ 15,737
         Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . . . . .                 160           2,137
         Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 706             666
                                                                                                         ------          ------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13,787          18,540
                                                                                                         ------          ------
                                                                                                         ------          ------

Long-term debt, excluding current maturities  . . . . . . . . . . . . . . . . . . . . . . .              10,522          10,652
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,219           4,825
Commitments and contingencies (see Note 5)
Stockholders' equity:
         Preferred stock, $50.00 par value; authorized 60,000 shares  . . . . . . . . . . .                 ---             ---
         Common stock, $.10 par value; authorized 30,000,000 shares,
                      issued 21,986,916 shares  . . . . . . . . . . . . . . . . . . . . . .               2,199           2,199
         Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .              37,883          37,883
         Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (30,943)        (27,131)
                                                                                                         ------          ------
                      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .               9,139          12,951
                                                                                                         ------          ------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .           $  37,667        $ 46,968
                                                                                                         ------          ------
                                                                                                         ------          ------





  The accompanying notes are an integral part of these consolidated financial statements.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                                 Three Months Ended        Nine Months Ended
                                                                    February 28,              February 28,
                                                               1994           1993         1994         1993
                                                               ----           ----         ----         ----
Revenues and gains:
    Operating revenues  . . . . . . . . . . . . . . . .      $ 8,376      $   12,719    $  25,318    $ 43,410
    Gain on sale of RehabCare stock   . . . . . . . . .          ---             ---          ---      13,114
    Interest income   . . . . . . . . . . . . . . . . .           20              19           30          60
    Equity in earnings of unconsolidated affiliates   .          ---             ---          ---         384
    Other   . . . . . . . . . . . . . . . . . . . . . .          ---             ---          ---         960
                                                               -----          ------       ------      ------
                                                               8,396          12,738       25,348      57,928
                                                               -----          ------       ------      ------

Costs and expenses:
    Operating expenses  . . . . . . . . . . . . . . . .        8,005          14,603       23,337      42,009
    General and administrative expenses   . . . . . . .          940           1,335        3,003       3,120
    Provision for doubtful accounts   . . . . . . . . .           85           2,288          859       6,419
    Depreciation and amortization   . . . . . . . . . .          392             780        1,278       2,244
    Interest expense  . . . . . . . . . . . . . . . . .          294             377          933       1,545
    Loss on writedown of assets   . . . . . . . . . . .          ---             ---          ---       2,940
    Other restructuring/non-recurring expenses  . . . .          (52)            ---         (397)      6,682
                                                               -----          ------       ------      ------
                                                               9,664          19,383       29,013      64,959
                                                               -----          ------       ------      ------

Loss before income taxes  . . . . . . . . . . . . . . .       (1,268)         (6,645)      (3,665)     (7,031)

Provision for income taxes  . . . . . . . . . . . . . .           40              74          147         194
                                                               -----          ------       ------      ------

Net loss  . . . . . . . . . . . . . . . . . . . . . . .      $(1,308)     $   (6,719)   $  (3,812)   $ (7,225)
                                                               -----          ------       ------      ------
                                                               -----          ------       ------      ------

Loss per share:

    Net loss  . . . . . . . . . . . . . . . . . . . . .      $ (0.06)     $    (0.31)   $   (0.17)   $  (0.33)
                                                               -----          ------       ------      ------
                                                               -----          ------       ------      ------





  The accompanying notes are an integral part of these consolidated financial statements.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)

                                                                                                          Nine Months Ended
                                                                                                          -----------------
                                                                                                     February 28,   February 28,
                                                                                                         1994           1993
                                                                                                         ----           ----

Cash flows from operating activities:
         Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  (3,812)       $  (7,225)
         Adjustments to reconcile net loss to net
                       cash used in operating activities:
                    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .             1,278            2,244
                    Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . .               859            6,419
                    Gain on sale of RehabCare stock, net  . . . . . . . . . . . . . . . . .               ---          (13,114)
                    Other gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---             (960)
                    Loss on sale/write-down of assets . . . . . . . . . . . . . . . . . . .                37            2,940
                    Carrying costs incurred on property and equipment held for sale . . . .            (1,025)            (518)
                    Other restructuring/non-recurring expenses  . . . . . . . . . . . . . .              (397)           6,682
                    Equity in earnings of unconsolidated affiliates . . . . . . . . . . . .               ---             (384)
                    Decrease(increase) in accounts and notes receivable . . . . . . . . . .               492             (257)
                    Decrease in other current assets and other assets . . . . . . . . . . .               402              566
                    Decrease in accounts payable and accrued liabilities  . . . . . . . . .            (1,665)          (2,578)
                    Increase(decrease) in income taxes payable  . . . . . . . . . . . . . .                40             (108)
                    Decrease in other liabilities . . . . . . . . . . . . . . . . . . . . .              (606)          (1,166)
                                                                                                       ------           ------


         Net cash used in operating activities  . . . . . . . . . . . . . . . . . . . . . .            (4,397)          (7,459)
                                                                                                       ------           ------


Cash flows from investing activities:
         Net proceeds from sale of property and equipment held for sale . . . . . . . . . .             9,826           18,870
         Additions to property and equipment, net . . . . . . . . . . . . . . . . . . . . .              (278)            (591)
         Purchase of operating entity . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---              (75)
                                                                                                       ------           ------
           Net cash provided by investing activities  . . . . . . . . . . . . . . . . . . .             9,548           18,204
                                                                                                       ------           ------

Cash flows from financing activities:
         Repayment of debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (2,107)         (12,152)
         Exercise of stock options  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---               50
                                                                                                       ------           ------
           Net cash (used in) financing activities: . . . . . . . . . . . . . . . . . . . .            (2,107)         (12,102)
                                                                                                       ------           ------

Net increase(decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .             3,044           (1,357)

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . . . .             1,126            1,980
                                                                                                       ------           ------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . . . .         $   4,170        $     623
                                                                                                       ------           ------
                                                                                                       ------           ------




  The accompanying notes are an integral part of these consolidated financial statements.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (UNAUDITED)


NOTE 1  -  BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of February 28, 1994 and the related condensed consolidated statements of operations for the three and nine month period ended February 28, 1994 and 1993, and the statements of cash flows for the nine months ended February 28, 1994 AND 1993, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. the results of operations for the nine months ended February 28, 1994 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

         The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended May 31, 1993, on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

         The Company's financial statements are presented on the basis that it is a going concern. The Company incurred significant losses from operations in fiscal 1993 and continues to report losses in fiscal 1994. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems. the consolidated financial statements do not include any adjustments that might result from an unfavorable outcome of this uncertainty.

         The weighted average number of shares outstanding used to compute loss per share were 21,987,000 for the three months ended February 28, 1994 and February 28, 1993, and 21,987,000 and 21,670,000 for the nine months ended February 28, 1994 and 1993, respectively.

NOTE 2  -  OPERATING LOSSES AND LIQUIDITY

         The Company's current assets at February 28, 1994 amounted to approximately $18.4 million and current liabilities were approximately $13.8 million, resulting in working capital of approximately $4.6 million and a current ratio of 1.34:1. Included in current assets are two hospital facilities designated as property and equipment held for sale with a total carrying value of $5.4 million. The Company sold one hospital facility in the third quarter of fiscal 1994 and plans to sell two additional hospital facilities in the fourth quarter. the company's primary use of working capital is to fund operations while it seeks to restore profitability to certain of its freestanding facilities and expand its behavioral medicine managed care business.

NOTE 3  -  PROPERTY AND EQUIPMENT HELD FOR SALE

         The Company recorded approximately $3.7 million and $15.2 million in asset write-downs during fiscal 1993 and 1992, respectively, in connection with the recognition of losses and revaluation of facilities closed, sold or designated for disposition. These amounts include the estimated future operating losses and carrying costs of such facilities until disposition. To the extent that actual costs and time required to dispose of the facilities differ from these estimates, adjustments to the carrying value of these assets may be required. Future operating losses and carrying costs of such facilities will be charged directly to the carrying value of the respective property and equipment held for sale. Because chemical dependency treatment facilities are special purpose structures, their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment being experienced throughout the industry. The Company will continue to evaluate the performance of all of its operating facilities in their respective markets, and, if circumstances warrant, modify the number of facilities designated for disposition.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (UNAUDITED)


         Property and equipment held for sale, which are expected to be sold in the next fiscal year, are shown as current assets on the consolidated balance sheets. Gains and losses on facilities sold are recorded as an adjustment to the remaining property values until all facilities are sold. However, $1,000,000 was reclassified to property and equipment during the third quarter of 1994 to adjust property to its fair market value.

         A summary of the transactions affecting the carrying value of property and equipment held for sale for the nine months ended February 28, 1994, is as follows (in thousands):


        Balance as of May 31, 1993  . . . . . . . . . . . . . . . . . .           $15,352

        Proceeds from sale of assets  . . . . . . . . . . . . . . . . .            (9,806)
        Carrying costs incurred during phase-out period   . . . . . . .             1,025
        Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (10)
                                                                                   ------

        Balance as of February 28, 1994   . . . . . . . . . . . . . . .           $ 6,561
                                                                                   ------
                                                                                   ------


NOTE 4 - INCOME TAXES

         Effective June 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," on a prospective basis. The new standard requires, among other things, that an asset and liability approach be applied in accounting for income taxes. There was no cumulative effect of applying the provisions of SFAS No. 109 as a result of recording a valuation allowance.

         Under SFAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of June 1, 1993, are summarized below (in thousands):


           Deferred compensation and severance  . . . . . . . . . . .                $486
           Employee benefits and options  . . . . . . . . . . . . . .                 390
           Asset write-downs  . . . . . . . . . . . . . . . . . . . .               8,468
           Bad debt expense . . . . . . . . . . . . . . . . . . . . .                 845
           Restructuring costs  . . . . . . . . . . . . . . . . . . .                 306
           Cash to accrual differences  . . . . . . . . . . . . . . . .            (1,531)
           Depreciation methods . . . . . . . . . . . . . . . . . . . .            (1,360)
           Accrued legal  . . . . . . . . . . . . . . . . . . . . . . .               351
           Reserve for carrying costs . . . . . . . . . . . . . . . . .               511
           Operating loss carryforward  . . . . . . . . . . . . . . . .             9,520
           Joint venture and other  . . . . . . . . . . . . . . . . . .             1,432
                                                                                   ------
                                                                                  $19,418

           Valuation allowance  . . . . . . . . . . . . . . . . . . . .           (19,418)
                                                                                   ------
                                                                                  $   ---
                                                                                   ------
                                                                                   ------

           PROVISION FOR INCOME TAXES

           Effect of first, second and third quarter results  . . . .             $(1,136)
           Effect of tax rate change as of june 1, 1993 . . . . . . .                (571)
           Change in valuation reserve in first, second and third quarter           1,854
                                                                                  -------
                                                                                 $    147
                                                                                  -------
                                                                                  -------

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (UNAUDITED)



NOTE 5  -  COMMITMENTS AND CONTINGENCIES

         On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4-92CV002194-SNL). The Company seeks relief of damages in the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. On May 18, 1993, the District Court denied a motion for summary judgement filed by RehabCare. On June 16, 1993, RehabCare filed a counter claim seeking a declaratory judgement with respect to the rights of both parties under the stock redemption agreement, an injunction enjoining the Company from taking action under stock redemption or restated shareholders agreements and damages. the Company has filed a motion with the court to strike RehabCare's request for damages for attorneys fees and costs on the grounds that such relief is not permitted by law nor authorized by the agreements between the parties. This case was scheduled for trial on May 9, 1994, but has been continued on the court's own initiative and no new trial date has been set. Management believes that the Company's allegations have merit and intends to vigorously pursue this suit. Management further believes that should RehabCare prevail at trial on its request for such attorneys fees and costs, such fees and costs would not materially affect the financial statements of the Company.

         The Company is currently undergoing a payroll tax audit by the Internal Revenue Service ("IRS") for calendar years 1983 through 1991. The IRS agent conducting the audit has asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. On April 8, 1991, the Company received a proposed assessment related to this assertion claiming additional taxes and penalties due totaling approximately $19.4 million for calendar years 1983 through 1988. The Company filed a protest with the IRS and contested the proposed assessment with the appeals office of the Internal Revenue Service in St. Louis, Missouri. The Appeals Office has advised the Company that it intends to issue a reduced assessment in the amount of approximately $6,000,000. The IRS is also examining the company's employment tax returns for the years 1989 through 1991, and the agent conducting the examination has indicated that he will propose the assessment of additional taxes for those years in the approximate amount of $1,300,000. The Company intends to continue to defend vigorously both the proposed reduced assessment for the years 1983 through 1988, as well as any proposed assessment for subsequent years. While management believes the Company has strong arguments to support its treatment of the payments to independent contractors to whom substantially all of the assessment relates, management is unable to predict the ultimate outcome of the IRS audit. A reserve has been established with respect to this matter to cover expenses the company expects to incur.
The Company and RehabCare, in May 1991, entered into a tax sharing agreement providing for the company to indemnify RehabCare for any claims of income or payroll taxes due for all periods through February 28, 1991.

         The federal income tax returns of the Company for its fiscal years ended 1984 and 1987 through 1991, were examined by the IRS. The Company has provided the IRS with satisfactory documentary support for the majority of items questioned and those items have been deleted from the proposed assessment and accepted as originally filed. The remaining items have been agreed to and resulted in a disallowance of approximately $229,000 in deductions which will be offset against the company's net operating losses available for carry over. The examination also included the review of the Company's claim for refund of approximately $205,000 relating to an amended return for the fiscal year ended May 31, 1992. During completion of the audit, the irs noted that the Company had received excess refunds of approximately $666,000 in 1990 and 1991 from the carryback of net operating losses to the fiscal years ended May 31, 1988 and 1989, respectively. On March 29, 1994, the Company agreed to the assessment of $666,000 plus interest and anticipates receiving the final bill in the near future.

         From time to time, the Company and its subsidiaries are also parties and their property is subject to ordinary routine litigation incidental to their business. In some pending cases, claims exceed insurance policy limits and the Company or a subsidiary may have exposure to liability that is not covered by insurance. Management believes that the outcome of lawsuits will not have a material adverse impact on the Company's financial statements.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (UNAUDITED)


NOTE 6  -  SUBSEQUENT EVENT

         On March 7, 1994, the Board of Directors of the Company approved and will recommend to the Stockholders an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock proportionate to the range of two (2) through ten (10)-for-one, while reducing the par value of the Company's Common Stock to one (1) cent ($0.01) per share. In addition, the number of Common Shares authorized would be reduced to five
(5) times the number of shares outstanding, reserved or otherwise committed for future issuance but not less than 12,500,000. The Company intends to mail solicitation and consent material to Stockholders on or about April 15, 1994.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Reference is made to item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", included in the
Company's annual report on Form 10-K for the fiscal year ended May 31, 1993 on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

STATISTICAL INFORMATION

          The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed
FACILITIES:


                                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                       --------------------------------      ---------------------
                                                                       Feb. 28,   Nov. 30,    Feb. 28,       Feb. 28,      Feb. 28,
                                                                        1994       1993        1993           1994          1993
                                                                       --------   --------   --------        --------      --------
Patient days:
         Freestanding facilities  . . . . . . . . . . . . . . . .       9,409      9,897     19,991         28,893      70,512
         Behavioral medicine contracts  . . . . . . . . . . . . .       7,555      8,905     11,680         26,510      41,049

Freestanding facilities:
         Occupancy rate . . . . . . . . . . . . . . . . . . . .            30%        31%        25%            30%         30%
         Admissions . . . . . . . . . . . . . . . . . . . . . .           955        996      1,870          2,905       5,937
         Average length of stay (days)  . . . . . . . . . . . . .          10         10         11             10          12

Behavioral Medicine contracts:
         Average occupied beds per contract . . . . . . . . . . .           6          7         10              7          13
         Admissions . . . . . . . . . . . . . . . . . . . . . . .         892      1,015      1,255          3,039       4,050
         Average length of stay (days)  . . . . . . . . . . . . .           9          9          9              9          10

Total beds available at end of period:
         Freestanding facilities  . . . . . . . . . . . . . . . .         347        347        894            347         873
         Behavioral medicine contracts  . . . . . . . . . . . . .         218        264        330            218         330



Three Months Ended February 28, 1994 Compared to Three Months Ended November 30, 1993

          The Company reported a net loss of approximately $1.3 million or $0.06 per share for the quarter ended February 28, 1994, an increase of approximately $0.1 million from the loss reported for the quarter ended November 30, 1993. Included in the loss for the third quarter is a revaluation of a compensation accrual of $52,000 in non-recurring expenses.

          A facility closed in the fourth quarter of 1993 was sold in the first quarter of 1994. Another facility was sold in the second quarter of fiscal 1994 and a third facility was sold in the third quarter of fiscal 1994.

FREESTANDING OPERATIONS

        Admissions in the third quarter of fiscal 1994 decreased by 41 to 955 from 996 in the second quarter of 1994, an overall decrease of 4%. the following table sets forth selected quarterly utilization data on a "same store" basis:

                                                                                                 SAME STORE UTILIZATION
                                                                                               --------------------------
                                                                                               FISCAL 1994    FISCAL 1994
                                                                                               3RD QUARTER    2ND QUARTER
                                                                                               -----------    -----------

Admissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         955           996
Average length of stay  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10            10
Patient days  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,409         9,897


        Net revenue per patient day for "same store" facilities increased by approximately 9% from $580 for the second quarter of fiscal 1994 to $631 for the third quarter of fiscal 1994. Admissions decreased for the quarter from 996 in the second quarter of fiscal 1994 to 955 in the third quarter of fiscal 1994 or by approximately 4%. net operating revenues for the third quarter of fiscal 1994 increased by $0.2 million. The Company continues to focus its efforts toward providing effective, lower cost outpatient and daycare programs, obtaining psychiatric treatment licenses for its freestanding facilities, and establishing and maintaining relationships and contracts with managed care and other organizations which pay for or broker such services.

        The following table illustrates revenues in outpatient and daycare programs offered by the "same store" facilities:

                                                                                           NET OUTPATIENT/DAYCARE REVENUES
                                                                                           -------------------------------
                                                                                               (DOLLARS IN THOUSANDS)
                                                                                              FISCAL 1994   FISCAL 1994
                                                                                              3RD QUARTER   2ND QUARTER
                                                                                              -----------   -----------

Facilities offering . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6             6
Net outpatient/daycare revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $2,560        $2,111
% of total "same store" net operating revenues  . . . . . . . . . . . . . . . . . . . . . .         43%           37%

        Operating expenses at the Company's freestanding facilities on a "same store" basis increased $0.4 million, which was offset by an increase in operating revenues of $0.2 million. As a result, operating income decreased $0.2 million from the second quarter of fiscal 1994.

        The Company is taking steps to increase revenues, primarily through relicensing facilities to provide psychiatric treatment, as well as the closure of selected facilities and the continued development of its behavioral medicine managed care business. In the third quarter of fiscal 1994, the Company sold one facility and entered into an agreement for the sale of another. During the fourth quarter, the Company entered into an agreement for the sale of an additional facility. The Company owns six facilities which are operating and four facilities which are closed, all of which are currently listed for sale. The Company will continue to evaluate the performance of these facilities in their respective markets, and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.

BEHAVIORAL MEDICINE CONTRACTS

        During the third quarter of fiscal 1994, patient days of service at behavioral medicine contracts declined by approximately 15% from 8,905 patient days to 7,555 patient days from the second quarter of fiscal 1994. Units which were operational for both the second and the third quarters of fiscal 1994 experienced an 8% decline in utilization to 4,955 patient days. Average net revenue per patient day at these units increased slightly by 2% from the previous quarter and overall net inpatient operating revenues decreased by 1% to $0.5 million. Outpatient revenues for programs operational for both quarters at these units increased 28% from approximately $97,000 in the second quarter of 1994 to approximately $124,000 in the third quarter of fiscal 1994.

         Operating expenses at units operational for both quarters decreased 9%, which offset the decrease in operating revenues resulting in operating income at the unit level increasing by 2% from the second quarter of fiscal 1994.

MANAGED CARE OPERATIONS

         The Company has provided a managed care product since the acquisition of Mental Health Programs, Inc. in December 1992, and has changed the name to AccessCare, Inc. AccessCare, Inc. provides managed behavioral health and substance abuse service for employers, HMO's, PPO's and other group purchasers of health care. AccessCare, Inc. currently provides service to over 2,900,000 covered lives. The programs and services currently offered by AccessCare, Inc., include fully integrated capitated behavioral healthcare services, employee assistance programs, case management/utilization review services and physician advisor reviews. Management believes that AccessCare, Inc. distinguishes itself from other providers by furnishing superior clinical management systems, total quality management and supervision, mutual respect for both providers and clients, and responsive and appropriate care that includes quality and cost effectiveness. AccessCare, Inc. accounted for approximately 10% of the Company's operating revenues for the second and third quarters of fiscal 1994. Management believes that AccessCare, Inc., in concert with a network of providers (i.e., CareUnit, Inc.), will assist the Company to develop an integrated service model to provide quality, cost effective care.

THREE MONTHS ENDED FEBRUARY 28, 1994 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1993

         The Company reported a pretax loss of approximately $1.3 million for the third quarter of fiscal 1994, an improvement of approximately $5.3 million from the pretax loss of approximately $6.6 million reported for the third quarter of fiscal 1993.

         Operating revenues declined by approximately $4.3 million from the third quarter of fiscal 1993, primarily as a result of the closure of four freestanding facilities and the sale of a fifth during the fourth quarter of fiscal 1993.

         Operating expenses declined by approximately $6.6 million from the third quarter of fiscal 1993 to the third quarter of fiscal 1994. The reduction of operating expenses is attributable to the closure of four freestanding facilities and the sale of a fifth during the fourth quarter of fiscal 1993. General and administrative expenses decreased by approximately $0.4 million from the third quarter of fiscal 1993 primarily as a result of management's continuing efforts to reduce corporate overhead expenses. The provision for doubtful accounts declined by $2.2 million in the third quarter of fiscal 1994 which is primarily attributable to the closure and sale of the freestanding facilities during the fourth quarter of fiscal 1993.

         Interest expense decreased by approximately $0.1 million from the third quarter of fiscal 1993 as a result of the repayment of debt with the proceeds from the sale of assets.

NINE MONTHS ENDED FEBRUARY 28, 1994 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1994

         The Company reported a pretax loss of approximately $3.7 million for the nine months of fiscal 1994, an improvement of $3.3 million from the pretax loss of approximately $7.0 million in the first nine months of fiscal 1993. Included in the results of operations for the first nine months of fiscal 1993 was a gain of approximately $13.1 million from the sale of RehabCare stock, asset writedowns of approximately $2.9 million and restructuring charges of approximately $6.7 million. Excluding gains, writedowns and restructuring charges, the pretax loss for the first nine months of fiscal 1994 was approximately $4.1 million, or an improvement of approximately $6.4 million from a corresponding loss of $10.5 million for the first nine months of fiscal 1993.

         Operating revenues declined $18.1 million from the comparable period in the prior year primarily as a result of the closure of four freestanding facilities and the sale of a fifth during the fourth quarter of fiscal 1993.

         Operating expenses decreased by approximately $18.7 million or 45% from approximately $42.0 million in the first nine months of fiscal 1993 to approximately $23.3 million in the first nine months of fiscal 1994. Once again, this decrease is primarily attributable to the closure of four freestanding facilities and the sale of a fifth during the fourth quarter of fiscal 1993. In addition, general and administrative expenses decreased 4% in the first nine months of fiscal 1994. The first nine months of fiscal 1993 reflected a credit of approximately $0.8 million as a result of the revaluation of provisions for general and administrative expenses. Excluding this revaluation, general and administrative expenses decreased 23% in the first nine months of fiscal 1994 compared to the first nine months of fiscal 1993. The provision for doubtful accounts declined by $5.6 million or 86% in the first nine months of fiscal
1994 compared to the first nine months of fiscal 1993. This decrease is primarily attributable to the closure and sale of freestanding facilities during the fourth quarter of fiscal 1993.

        Interest expense decreased by approximately $0.6 million from the first six months of fiscal 1993 as a result of the repayment of debt with the proceeds from the sale of assets.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's current assets at February 28, 1994 amounted to approximately $18.4 million and current liabilities were approximately $13.8 million, resulting in working capital of approximately $4.6 million and a current ratio of 1.34:1. Included in current assets are two hospital facilities designated as property and equipment held for sale with a total carrying value of $5.4 million. The Company sold one hospital facility in the third quarter of fiscal 1994 and plans to sell two additional hospital facilities in the fourth quarter. The Company's primary use of working capital is to fund operations while it seeks to restore profitability to certain of its freestanding facilities and expand its behavioral medicine managed care business.

PART II - OTHER INFORMATION

ITEM 1.  -  LEGAL PROCEEDINGS

        On October 30, 1992, the Company filed a complaint in the United States
District Court for the Eastern District of Missouri against       RehabCare
Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4-92CV002194-SNL). The Company seeks relief of damages in the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. On May 18, 1993, the District Court denied a motion for summary judgement filed by RehabCare. On June 16, 1993, RehabCare filed a counter claim seeking a declaratory judgement with respect to the rights of both parties under the stock redemption agreement, an injunction enjoining the Company from taking action under stock redemption or restated shareholders agreements and damages. The Company has filed a motion with the court to strike RehabCare's request for damages for attorneys fees and costs on the grounds that such relief is not permitted by law nor authorized by the agreements between the parties. This case was scheduled for trial on May 9, 1994, but has been continued on the court's own initiative and no new trial date has been set. Management believes that the Company's allegations have merit and intends to vigorously pursue this suit. Management further believes that should RehabCare prevail at trial on its request for such attorneys fees and costs, such fees and costs would not materially affect the financial statements of the Company.

        The Company is currently undergoing a payroll tax audit by the Internal Revenue Service ("IRS") for calendar years 1983 through 1991. The IRS agent conducting the audit has asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. On April 8, 1991, the Company received a proposed assessment related to this assertion claiming additional taxes and penalties due totaling approximately $19.4 million for calendar years 1983 through 1988. The Company filed a protest with the IRS and contested the
proposed assessment with the appeals office of the    Internal Revenue Service
in St. Louis, Missouri. The Appeals Office has advised the Company that it intends to issue a reduced assessment in the amount of approximately $6,000,000. The IRS is also examining the Company's employment tax returns for the years 1989 through 1991, and the agent conducting the examination has indicated that he will propose the assessment of additional taxes for those years in the approximate amount of $1,300,000. The Company intends to continue to defend vigorously both the proposed reduced assessment for the years 1983 through 1988, as well as any proposed assessment for subsequent years. While management believes the Company has strong arguments to support its treatment of the payments to independent contractors to whom substantially all of the assessment relates, management is unable to predict the ultimate outcome of the IRS audit. A reserve has been established with respect to this matter to cover expenses the Company expects to incur. The Company and RehabCare, in May 1991, entered into a tax sharing agreement providing for the Company to indemnify RehabCare for any claims of income or payroll taxes due for all periods through February 28, 1991.

        The federal income tax returns of the Company for its fiscal years ended 1984 and 1987 through 1991, were examined by the IRS. The Company has provided the IRS with satisfactory documentary support for the majority of items questioned and those items have been deleted from the proposed assessment and accepted as originally filed. The remaining items have been agreed to and resulted in a disallowance of approximately $229,000 in deductions which will be offset against the Company's net operating losses available for carry over. The examination also included the review of the Company's claim for refund of approximately $205,000 relating to an amended return for the fiscal year ended may 31, 1992. During completion of the audit, the IRS noted that the Company had received excess refunds of approximately $666,000 in 1990 and 1991 from the carryback of net operating losses to the fiscal years ended May 31, 1988 and 1989, respectively. On March 29, 1994, the Company agreed to the assessment of $666,000 plus interest and anticipates receiving the final bill in the near future.

ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits

                    None.



         (b)        Reports on Form 8-K

                    A report on Form 8-K was filed by the Company on March 7, 1994 reporting the following:

                         1) The appointment of new members of the Board of Directors;
                         2) Appointment of new members of the Compensation Committee;
                         3) Approval by the Board of Directors of amendment of the Company's Certificate of Incorporation, subject to approval by holders of the Company's outstanding shares of common stock for a reverse stock split;
                         4) Tentative approval by the Board of Directors of voluntary, temporary reduction of the conversion price of the Company's 7 1/2% convertible subordinated debentures due April 15, 2010.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  COMPREHENSIVE CARE CORPORATION





April 12, 1994                                     By   /S/      FRED C. FOLLMER
                                                                 Fred C. Follmer
                                                 Senior Executive Vice President
                                                     and Chief Financial Officer
                                                   (Principal Financial Officer)




April 12, 1994                                     BY  /S/         KERRI RUPPERT
                                                                   Kerri Ruppert
                                                                  Vice President
                                                    and Chief Accounting Officer
                                                  (Principal Accounting Officer)