Form 10-K
period 1994-05-31
COMPREHENSIVE CARE CORP
filed 1994-08-29
CIK 22872

     SECURITIES AND EXCHANGE COMMISSION
           Washington, D.C. 20549
                 Form 10-K

  [ X ]    Annual Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the fiscal year ended May 31, 1994 or

  [    ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
      For the transition period from __________ to __________
      Commission file number 0-5751

       COMPREHENSIVE CARE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware                                          95-2594724
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

16305 Swingley Ridge Drive
Suite 100
Chesterfield, Missouri                               63017
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (314) 537-1288

Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange on
Title of each class                               which registered

Common Stock, Par Value $.10 per share   New York Stock Exchange, Inc.
Common Share Purchase Rights             New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

7 1/2% Convertible Subordinated
Debentures due 2010                                 Over-the-Counter
     (Title of Class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   X       No ____

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.   [ X ]

 The aggregate market value of voting stock held by non-affiliates of the Registrant at August 22, 1994, was $14,839,164.

 At August 25, 1994, the Registrant had 21,986,916 shares of Common Stock outstanding.

Documents Incorporated by Reference

 Part III incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 1994 annual meeting of shareholders presently scheduled to be held on November 14, 1994, which Proxy Statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended May 31, 1994.

                   PART I

Item 1.   BUSINESS.

 Comprehensive Care Corporation (the "Company") is a Delaware corporation organized in January 1969. The Company is transitioning from predominantly a provider of treatment programs for psychiatric disorders and chemical dependency (including alcohol and drug) to a managed care behavioral health care company providing a continuum of
services.   Such services include risk based contract capitation of
behavioral health expenses for specific populations and a broad spectrum of inpatient and outpatient mental health and substance abuse therapy and counseling. Programs are provided at freestanding facilities operated by the Company and at independent general hospitals under contracts with the Company. A wholly-owned subsidiary, CareUnit, Inc., develops, markets and manages the Company's contract programs. During fiscal 1994, psychiatric and chemical dependency treatment programs accounted for approximately 86% of the Company's operating revenues. AccessCare, Inc. ("AccessCare") a wholly-owned subsidiary primarily engaged in the development and delivery of managed care services for behavioral medicine, accounted for approximately 10% of the Company's operating revenues. The remaining 4% of fiscal 1994 revenues were derived from other activities.

 The following table sets forth for each of the years in the five-year period ended May 31, 1994, the contribution to operating revenues of the Company's freestanding operations, CareUnit, Inc. contracts, AccessCare operations, RehabCare programs, and other activities.

                                                                                      Year Ended May 31,
                                        1994   1993   1992  1991  1990
   Freestanding operations . . . . . .   70%   81%   75%    34%   53%
 CareUnit, Inc. contracts. . . . . . .    16    12    14     14    19
 AccessCare operations . . . . . . . .    10     2   ---    ---   ---
 RehabCare programs (1). . . . . . . .   ---   ---     6     47    23
 Other activities. . . . . . . . . . .     4     5     5      5     5
                                                                       100%      100%       100%      100%       100%
                                                                       ===       ===        ===       ===        ===

(1) The Company formerly owned a company known as RehabCare Corporation ("RehabCare"), which developed, marketed and managed the delivery of comprehensive medical rehabilitation services for functionally disabled persons. The Company offered RehabCare common stock to the public in fiscal 1992, maintaining a minority interest, and during fiscal 1993, sold its remaining 48% stake in RehabCare. Accordingly, revenues from RehabCare were not material to the Company during fiscal 1993.

          FREESTANDING OPERATIONS

The Company currently operates six owned or leased facilities representing 347 available beds. The following table sets forth selected operating data regarding the Company's freestanding facilities. Facilities are designated either psychiatric or chemical dependency based on the license of the facility and the predominant treatment provided. For information concerning the nature of the Company's interest in the facilities, see Item 2, "PROPERTIES".


                               YearLicensed       Inpatient Days for Year Ended May 31,
                            Acquired(1)   Beds  1994  1993  1992  1991      1990
<S?
Psychiatric/Chemical Dependency Facilities
       CareUnit Hospital of Fort Worth .  1971    83 9,02710,91013,534    10,591    15,612
       CareUnit Hospital of Kirkland . .  1981    83 5,699 6,506 9,478     9,682    12,812
       CareUnit Hospital of Cincinnati .        1982   12812,13312,243    12,744    12,131    20,608
       Starting Point, Orange County . .  1983    70 2,422 3,487 7,046    10,349    12,818
       CareUnit of Grand Rapids. . .1985    76 6,545 6,348 6,221 7,662    10,190
       Aurora Behavioral Health Hospital (2) .  1988   100 2,859 7,237    22,070     8,730    11,709
Closed/Facilities Held for Sale
        CareUnit of Jacksonville Beach (3) . .  1982   ---   ---   ---     5,026     6,119    12,430
       Starting Point, Oak Avenue (4)(5) . . .  1983   ---   --- 8,868    11,988    14,639    21,155
       CareUnit of Orlando (6)  1987 ---   ---   ---    -- 1,492 7,486
       CareUnit of San Diego (7) . .1988   ---   ---    --    --    --     2,972
Closed/Sold Facilities
       Crossroads Hospital (8)       ---   ---   --- 1,705 5,078 6,747
       CareUnit Hospital of Albuquerque (4)(9) . . .         ---   ---     4,150     4,098     4,5227,215
       CareUnit of Coral Springs (4)(10) . . .         ---   --- 3,539     7,617     9,611    13,293
       CareUnit Hospital of Nevada (11).         ---   --- 6,920 7,881     8,632    11,644
       CareUnit of South Florida/Tampa (4)(10) . . .         ---   ---     6,891     6,761     6,9577,813
       Newport Point, Inc. (12). . .       ---   --- 4,669   ---   ---       ---
       Woodview-Calabasas Hospital (8) .         ---   ---   --- 7,913    13,809    14,318
       Other (13). . . . . . .                   ---         ---             ---     6,089    53,402
                                                                        ------    ------   -------   -------   -------
       Patient days served during period . . .            38,68581,768   124,082   136,093   242,224
                                                                        ======    ======   =======   ======    ======
Admissions . . . . . . . . . . . . .           3,916 7,047 8,859 9,312    14,388
Available beds at end of period (14) . .               347   385   748     1,059     1,513
Average occupancy rate for period (15) . . . .   30%   28%   38%   29%  39%
                                                                           ===       ===       ===       ===       ===

(1)Calendar year acquired or leased.
(2)Formerly known as CareUnit of Colorado.
(3)In February 1992, CareUnit of Jacksonville Beach, an 84-bed chemical dependency facility, was closed. This facility is currently for sale.
(4)In March 1993, CareUnit Hospital of Albuquerque, a seventy-bed chemical dependency facility, CareUnit of Coral Springs, a 100-bed chemical dependency facility, CareUnit of South Florida/Tampa, a 100-bed chemical dependency facility and Starting Point, Oak Avenue, a 136-bed chemical dependency facility were closed.
(5)Includes Starting Point, Grand Avenue which was sold in July 1991.
(6)In October 1990, CareUnit of Orlando, a 100-bed chemical dependency facility, was closed. This facility is currently for sale.
(7)In December 1989, CareUnit of San Diego, a 92-bed chemical dependency facility, was closed. This facility is currently for sale.
(8)The Company is currently in negotiations to dissolve, retroactive to December 31, 1991, the joint venture which leased Crossroads Hospital and Woodview-Calabasas Hospital. Crossroads Hospital continued to be managed by the Company although in August 1992 it was closed and was subleased through the term of the lease which expired in September 1993. Woodview-Calabasas continues to be managed by the Company's joint venture partner although it was closed in April 1993.
(9)On July 1, 1993, CareUnit Hospital of Albuquerque was sold.
(10)On October 1, 1993, CareUnit of So. Florida/Tampa was sold and on December 10, 1993, CareUnit of Coral Springs was sold.
(11)On April 5, 1993, CareUnit Hospital of Nevada, a 50-bed psychiatric facility, was sold.
(12)Joint operating agreement between Century Healthcare of California and Starting Point, Inc. to manage Newport Harbor Psychiatric Hospital, a 68-bed adolescent psychiatric hospital and Starting Point, Orange County, a 70-bed psychiatric facility. This agreement was mutually dissolved on February 28, 1993.
(13)Includes Brea Hospital Neuropsychiatric Center, CareUnit Hospital of Orange, CareUnit Hospital of St. Louis, CareUnit of DuPage, Sutter Center for Psychiatry and Golden Valley Health Center. These facilities were closed or sold in fiscal 1989 through 1991.
(14)A facility may have appropriate licensure for more beds than are in use for a number of reasons, including lack of demand, anticipation of future need, renovation and practical limitations in assigning patients to multiple-bed rooms. Available beds is defined as the number of beds which are available for use at any given time.
(15)Average occupancy rate is calculated by dividing total patient days by the average number of available bed-days during the relevant period.

Freestanding Facility Programs

         The services offered at a freestanding facility are determined by the licensure of the facility, the needs of the patient community and reimbursement considerations including working relationships with managed care companies. A program within the facility represents a separately staffed unit dedicated to the treatment of patients whose primary diagnosis suggests that their treatment needs will best be met within the unit. Patients whose diagnosis suggests the need for supplemental services are accommodated throughout their stay as dictated by the individual treatment plan developed for each patient.

         Psychiatric. Psychiatric programs are offered in most of the Company's freestanding facilities. Admission to the programs offered by the Company is typically voluntary although certain facilities provide emergency psychiatric services and accept involuntary patients who are suffering an acute episodic psychiatric incident.

         Each patient admitted to a psychiatric program undergoes a complete assessment including an initial evaluation by a psychiatrist, a medical history, physical examination, a laboratory work-up, a nursing assessment, a psychological evaluation, and social and family assessments. The assessments are utilized to develop an individualized treatment plan for each patient.

         The treatment programs are undertaken by an interdisciplinary team of professionals experienced in the treatment of psychiatric problems. Length of stay varies in accordance with the severity of the patient's condition. A comprehensive discharge plan which may include outpatient psychiatric or psychological treatment, or referral to an alternate treatment facility is prepared for each patient. Psychiatric programs are also available on an inpatient, day treatment and outpatient basis and form a continuum of care.

         Chemical Dependency. Chemical dependency programs, offered in all freestanding facilities, are delivered under the names CareUnit , Starting Point and Aurora Behavioral Health and include programs for adults and adolescents. Facilities offer a comprehensive treatment program based on therapy and education. The medically based programs utilize a team approach to treatment, with a supervising physician, psychologists, counselors, therapists and specially trained nurses. This multi-disciplinary team approach means that the medical, emotional, psychological, social and physical needs of the patient are all addressed in treatment.

         Facilities offer levels of care that can form a continuum, including detoxification, inpatient, residential, day treatment and outpatient programs which meet the evolving needs of patients and their families. Based on an initial assessment, each patient is placed into the level of care that is most appropriate for his or her needs. Following assessment, each patient admitted into treatment receives a full medical and social history as well as a physical examination that includes those diagnostic studies ordered by the patient's attending physician. Throughout the course of treatment, each plan is reviewed frequently to ensure that it continues to meet the changing needs of the patient. The length of time spent in treatment is dependent on an individual's needs and can range from several weeks to several months.

Sources of Revenues

         During fiscal 1994, approximately 57% of the Company's operating revenues from freestanding operations were received from private sources (private health insurers, managed care companies and directly from patients) and the balance from Medicare, Medicaid and other governmental programs.

         Private health insurers offer plans that typically include coverage for psychiatric and chemical dependency treatment. In many instances, the level of coverage for psychiatric and chemical dependency benefits is less than that provided for medical/surgical services. Lower coverage levels result in higher co-payments by the patient, who is often unable to meet his or her commitment in its entirety or is unable to pay as rapidly as the insurance company. This pattern tends to increase bad debts and days outstanding in receivables.

         Private insurance plans vary significantly in their methods of payment, including cost, cost plus, prospective rate, negotiated rate, percentage of charges, and billed charges. Health insurers have adopted a number of payment mechanisms for the primary purpose of decreasing the amounts paid to hospitals (including the Company's operations) for services rendered. These mechanisms include various forms of utilization review, preferred provider arrangements where use of participating hospitals is encouraged in exchange for a discount, and payment limitations or negotiated rates based on community standards. Without program changes that offer a continuum of care ranging from outpatient to intensive inpatient services, the Company believes these changing payment mechanisms will continue to have a negative effect on its revenues.

         Employers, union trusts and other major purchasers of health care services have become increasingly aggressive in pursuing cost containment. To the extent that major purchasers are self-insured, they actively negotiate with hospitals, Health Maintenance Organizations ("HMOs") and Preferred Provider Organizations ("PPOs") for lower rates. Those major purchasers that are insured or use a third-party administrator expect the insurer or administrator to control claims costs. In addition, many major purchasers of health care services are reconsidering the benefits that they provide and in many cases reducing the level of coverage, thereby shifting more of the burden to their employees or members. Such reductions in benefits have had a negative impact on the Company's business.

         Under the Social Security Amendments Act of 1983, a prospective payment system ("PPS") was adopted to cover routine and ancillary operating costs of most Medicare inpatient hospital services. Under this system, the Secretary of the United States Department of Health and Human Services ("HHS") established fixed payment amounts per discharge based on diagnostic-related groups ("DRG's"). In general, a hospital's payment for Medicare inpatients is limited to the DRG rate and capital costs, regardless of the amount of services provided to the patient or the length of the patient's hospital stay. Under PPS, a hospital may keep any difference between its prospective payment rate and its operating costs incurred in furnishing inpatient services, but is at risk for any operating costs that exceed its payment rate. Qualified providers of alcohol and drug treatment services are paid under PPS. Psychiatric hospitals, freestanding inpatient rehabilitation facilities and outpatient rehabilitation services are exempt from PPS. Inpatient psychiatric and rehabilitation units within acute care hospitals are eligible to obtain an exemption from PPS upon satisfaction of specified federal criteria. Exempt hospitals and exempt units within acute care hospitals are subject to limitations on the level of cost or the permissible increase in cost subject to reimbursement under the Medicare program, including those limitations imposed under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). No assurance can be given that psychiatric services will continue to be eligible for exemption from PPS or that other regulatory or legislative changes will not adversely affect the Company's business.

         Five of the Company's facilities participate in the Medicare program. Of these, three are currently excluded from PPS (TEFRA limits are applicable to these facilities). Medicare utilization at those facilities participating in the Medicare program averaged approximately 34% in fiscal 1994. The Company does not believe that the imposition of TEFRA limits or PPS has had a material adverse impact on its business at its freestanding facilities or that loss of exclusion from PPS at freestanding facilities would materially impact the Company's business. During fiscal 1994, three of the Company's facilities reflected an increase in Medicare utilization primarily due to their partial hospitalization programs. In addition, two of the Company's facilities' first full year in the Medicare program was fiscal 1994.

         Hospitals participating in the Medicare program are required to retain the services of a peer review organization ("PRO"). The PRO is responsible for determining the medical necessity, appropriateness and quality of care given Medicare program patients. In instances where the medical necessity of an admission or procedure is challenged by the PRO, payment may be delayed, reduced or denied in its entirety. Amounts denied because of medical review may not be charged to the service recipient, and are absorbed by the hospital. In non-emergency admissions (which encompass most of the Company's admissions) review is performed prior to the patient's arrival at the hospital. In the event that the PRO does not approve inpatient admission, the patient may be admitted for outpatient treatment, referred to an alternative treatment provider or sent home. The Company believes that the existence of PROs has reduced inpatient admissions in its facilities serving Medicare patients.

         The Medicaid program is a combined federal and state program providing coverage for low income persons. The specific services offered and reimbursement methods vary from state to state. Less than 9% of the Company's freestanding facility revenues are derived from the Medicaid program. Accordingly, changes in Medicaid program reimbursement are not expected to have a material adverse impact on the Company's business.

Competition and Promotion

         The Company's primary competitors are hospitals and hospital management companies (both not-for-profit and investor-owned) that offer programs similar to those of the Company. The Company has faced generally increasing competition in the last few years. Some of the hospitals that compete with the Company are either owned or supported by governmental agencies or are owned by not-for-profit corporations supported by endowments and charitable contributions enabling some of these hospitals to provide a wide range of services regardless of cost-effectiveness.

         Most patients are directed to a specific facility by their employer (or their agent), the employer's insurance company (i.e. managed care companies), a physician, a social services agency or another health care provider. The Company markets its services by contracting with these referral sources. The primary competitive factors in attracting referral sources and patients are reputation, success record, cost and quality of care, location and scope of services offered at a facility. The Company believes it is competitive in factors necessary for patient attraction. The Company and its competitors also compete to attract qualified physicians and psychiatrists and other licensed mental health providers.

         The Company maintains a public relations program designed to increase public awareness of its treatment programs. During fiscal 1994, the Company spent approximately $0.4 million for media advertising (television, radio and print) in support of its freestanding operations. The forms of media used are specifically tailored to the geographic area in which the public relations efforts are directed.

            CONTRACT OPERATIONS

         CareUnit, Inc. operates contract programs for behavioral medicine services in dedicated units of independent hospitals. The programs offered are similar to the behavioral medicine services offered in the Company's freestanding facilities.

         Under a contract, the hospital furnishes patients with all hospital facilities and services necessary for their generalized medical care, including nursing, dietary and housekeeping. CareUnit, Inc. is obligated to provide a multi-disciplinary team consisting of a physician (who serves as medical director for the program), a program manager, a social worker, a therapist and other appropriate supporting personnel. CareUnit, Inc. also typically provides support in the areas of program implementation and management, staff recruiting, continuing education, treatment team training, community education, advertising, public relations, insurance and ongoing program quality assurance. As a result of reimbursement changes and competitive pressures, the contractual obligations of CareUnit, Inc. have been subject to intense evaluation. In general, some prospective client hospitals have expressed a desire for more control over the services provided by CareUnit, Inc. and, in response, CareUnit, Inc. is providing a more flexible approach to contract management. During fiscal 1994 and 1993, CareUnit, Inc. through CareInstitute, a wholly owned non-profit subsidiary, managed two contracts for the State of Idaho. These programs provide behavioral medicine services in a residential and outpatient setting.

         During fiscal 1994, CareUnit, Inc. continued to experience a decline in the number of contracts and beds although three new contracts were opened. The Company believes that the decline in the number of contracts and beds under contract is a result of managed care intervention and reduction in available reimbursement from third parties, which have had the effect of making CareUnit, Inc.'s contracts less profitable to hospitals. In addition, CareUnit, Inc. terminated one unprofitable contract during the fiscal year and four were terminated by the contracting hospital.

         Responding to market demands, CareUnit, Inc. has implemented, in the majority of its contracts, a program of levels of care, offering a wide range of treatment options including detoxification, inpatient, residential, day-treatment and outpatient. As a result, inpatient occupancy rates have declined as patients are moved to a more appropriate level of care.

The following table sets forth selected operating data regarding behavioral medicine programs managed under contract:
                                                                                    Year Ended May 31,
                                                                      ---------------------------------------------
                                        1994  1993   1992  1991  1990
                                                                      ----      ----       ----      ----      ----
        Number of contracts at end of period (1):
          Adult CareUnits (2)(3) . . .    10    12    15    21    36
          Adolescent CareUnits (2) . .     1     1     1     2     4
          Adult CarePsychCenters (2) .     3     3     3     4     6
          Adolescent CarePsychCenters (2). .     0     0     0     0    1
          Eating disorders units . . .     1     1     2     2     2
                                                                        ---       ---       ---       ---       ---
          Total. . . . . . . . . . . .    15   (5)    17    21    29   49
                                                                        ===       ===       ===       ===       ===

        Available beds at end of period. . .   236   306   479   6851,210
        Patient days served during period. .34,46451,52492,574    151,219   358,185
        Admissions . . . . . . . . . . 3,992 5,139 7,86711,90223,996
        Average occupied beds per contract .   7.3   8.3   9.9  10.6 12.9
        Average occupancy rate for period (4). . .    37%   39%   42%  45%  50%

(1)Excludes contracts which have been executed but are not operational as of the end of the period.
(2)CareUnit is the service mark under which the Company markets chemical dependency treatment programs. CarePsychCenter is the service mark under which the Company markets psychiatric treatment programs.
(3)Includes two state chemical dependency full-service contracts.
(4)Average occupancy rate is calculated by dividing total patient days by the number of available bed-days during the relevant period.
(5)During fiscal 1994, CareUnit, Inc. opened 3 contracts and closed 5 contracts, 1 of which was terminated by CareUnit, Inc. and 4 by the contracting hospitals.


Sources of Revenues

         Patients are admitted to a behavioral medicine program under the contracting hospital's standard admission policies and procedures. The hospital submits to the patient, the patient's insurance company, or other responsible party a bill that covers the services of the hospital. Generally, CareUnit, Inc. receives a negotiated fee for each patient day of service provided and in many cases also receives a fixed monthly management fee or a percentage of net revenue. Fees paid by the hospital are subject to annual adjustments to reflect changes in the Consumer Price Index. CareUnit, Inc. and the hospital share the risk of nonpayment by patients based on a predetermined percentage participation by CareUnit, Inc. in bad debts. CareUnit, Inc. may also participate with a contracting hospital in charity care and certain contractual allowances and discounts. Hospitals contracting for programs generally suffer from the same reimbursement pressures as the Company's freestanding facilities.

         Management contracts are generally entered into for a period of two to five years and thereafter are automatically renewed for successive one-year periods unless either party gives notice of termination at least 90 days prior to the end of such periods. Contracts are also terminable for material defaults. A significant number of contracts are terminable by either party on their anniversary dates.

Development, Competition and Promotion

         CareUnit, Inc. directs its development activities toward increasing the number of management contracts with hospitals. The primary competitors of CareUnit, Inc. are hospitals and hospital management companies that offer programs similar to those offered by CareUnit, Inc. A major development effort will be made in conjunction with the Company's managed care subsidiary, AccessCare, Inc., to expand the contract operations in general hospitals and develop the continuum of care.

            PUBLISHING ACTIVITIES

         Since 1976, the Company (under the name CompCare
Publishers) has been engaged in the publication, distribution and sale of books, pamphlets and brochures generally relating to the Company's health care activities. Literature distributed by the Company is sold to the general public and educational institutions. Such literature is also sold to patients participating in programs managed by the Company. The Company does not own or operate the printing facilities used in the publication of its literature.

         In April 1994, certain assets and rights representing a material portion of the publishing business were sold. CompCare Publishers is currently operating and distributing the books and material remaining after the sale via a distribution agreement with the buyer that expires on April 30, 1995. The Company will determine on or before April 30, 1995 as to whether it will liquidate the remaining assets and rights or continue to operate via a distribution agreement. Publishing activities accounted for less than 3% of the Company's operating revenues in fiscal 1994.

           MANAGED CARE OPERATIONS

         The Company has provided a managed care product since the acquisition of AccessCare, Inc's predecessor in December 1992. AccessCare provides managed behavioral health care and substance abuse service for employers, HMO's, PPO's, government organizations, third party claim administrators and other group purchasers of health care. AccessCare currently provides service to contracted members in 29 states. The programs and services currently offered by AccessCare include fully integrated capitated behavioral health care services, employee assistance programs, case management/utilization review services, provider sponsored health plan development, preferred provider network development and management and physician advisor reviews. AccessCare distinguishes itself from other providers by furnishing superior clinical management systems, total quality management and supervision, mutual respect for both providers and clients and responsive and appropriate care that includes quality and cost effectiveness. AccessCare distinguishes itself from the competition by being the "science-based" provider of care. AccessCare manages its clinical service programs on proven treatment technologies and is a leader in training its providers to use science-based efficacious treatment.

         AccessCare accounted for approximately 10% of the Company's operating revenues in fiscal 1994. AccessCare, in concert with a network of providers (i.e., CareUnit, Inc.), will assist the Company in developing an integrated service model to provide high quality, cost effective care.

          GOVERNMENTAL REGULATION

         The development and operations of health care facilities are subject to compliance with various federal, state and local laws and regulations. Health care facilities operated by the Company as well as by hospitals under contract with CareUnit, Inc. must comply with the licensing requirements of federal, state and local health agencies, with state-mandated rate control initiatives, with state certificate of need and similar laws regulating various aspects of the operation of health facilities (including construction of facilities and initiation of new services), and with the requirements of municipal building codes, health codes and local fire departments. State licensing of facilities is a prerequisite to participation in the Medicare and Medicaid programs. Legislative, regulatory and policy changes by governmental agencies (including reduction of budgets for payments under the Medicare, Medicaid and other state and federal governmental health care reimbursement programs) may impact the Company's ability to generate revenue and the utilization of its health care facilities.

         Certain facilities operated by the Company are certified as providers for Medicare and Medicaid services. Both the Medicare and Medicaid programs contain specific physical plant, safety, patient care and other requirements that must be satisfied by health care facilities in order to qualify under those programs. The Company believes that the facilities it owns or leases are in substantial compliance with the various Medicare and Medicaid regulatory requirements applicable to them. The requirements for certification under these governmental reimbursement programs are subject to change, and in order to remain qualified for the program, it may be necessary for the Company to effect changes from time to time in its facilities, equipment, personnel and services.

         Under the Social Security Act, the Department of
Health and Human Services ("HHS") has the authority to impose civil monetary penalties against any participant in the Medicare program that makes claims for payment for services that were not rendered as claimed or were rendered by a person or entity not properly licensed under state law or other false billing practices. The Social Security Act also contains provisions making it a felony for a hospital to make false statements relating to claims for payments under the Medicare program or to make false statements relating to compliance with the Medicare conditions of participation. In addition, the making of false claims for payment by providers participating in the Medicare program is subject to criminal penalty under federal laws relating generally to claims for payment made to the federal government or any agency.


         Various federal and state laws regulate the relationship between providers of health care services and physicians. These laws include the "fraud and abuse" provisions of the Social Security Act, under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for inducement of referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. Violations of the law may result in civil and criminal penalties. Civil penalties range from monetary fines that may be levied on a per-violation basis to temporary or permanent exclusion from the Medicare program.

         The prohibitions on inducements for referrals are so broadly drafted that they may create liability in connection with a wide variety of business transactions and other hospital-physician relations that have been traditional or commonplace in the health care industry. Courts, HHS and officials of the Office of Inspector General have construed broadly the fraud and abuse provisions of the Social Security Act concerning illegal remuneration arrangements and, in so doing, have created uncertainty as to the legality of numerous types of common business and financial relationships between health care providers and practitioners. Such relationships often are created to respond to competitive pressures.

         Limiting "safe harbor" regulations define a narrow scope of practices that will be exempted from prosecution or other enforcement action under the illegal remuneration provisions of the fraud and abuse law. These clarifying regulations may be followed by more aggressive enforcement of these provisions with respect to relationships that do not fit within the specified safe harbor rules. Activities that fall outside of the safe harbor rules include a wide range of activities frequently engaged in between hospitals, physicians and other third parties. These regulations identifying business practices that do not constitute illegal remuneration do not eliminate this uncertainty, and may cause providers and practitioners alike to abandon certain mutually beneficial relationships. The Company does not believe that any such claims or relationships exist with respect to the Company.

         In April 1989, the Inspector General of the Department of HHS issued a report on financial arrangements between physicians and health care businesses. The report contained a number of recommendations, including a prohibition of physician referrals to any facilities in which the physician has a financial interest. Congress adopted legislation in 1989 (effective January 1992, the "Stark Amendment"), that unless an exemption is otherwise available, prohibits or restricts a physician from making a referral for which Medicare reimbursement may be made to a clinical laboratory with which such physician has a financial relationship, and prohibits such clinical laboratory from billing for or receiving reimbursement on account of such referral. On March 11, 1992, proposed regulations implementing the Stark Amendment were issued, but have not been adopted. The Company believes that it is in compliance with the proposed regulations in all material respects.

         Additional legislation expanding the Stark Amendment to other physician and health care business relationships has been passed as part of the Omnibus Reconciliation Act of 1993 ("OBRA 1993"). OBRA 1993 broadens the services included within the referral prohibition of the Stark Amendment: a physician having a financial relationship with an entity may not make referrals to that entity for "designated health services," which include, in addition to clinical laboratory services, physician therapy services; occupational therapy services; radiology or other diagnostic services; radiation therapy services; durable medical equipment; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. This law, applicable to services covered by Medicaid as well as Medicare, takes effect after December 31, 1994 with respect to referrals for the expanded list of designated health services.

         Numerous exceptions are allowed under the OBRA 1993 revisions to the Stark Amendment for financial arrangements that would otherwise trigger the referral prohibition. These provide, under certain conditions, exceptions for relationships involving rental of office space and equipment, employment relationships, personal service arrangements, payments unrelated to designated services, physician recruitment and certain isolated transactions. HHS may adopt regulations in the future which expand upon the conditions attached to qualification for these exceptions. Certain of the Company's relationships with physicians in its contract operations, as well as the Company's development of relationships with physicians, will need to be structured in compliance with the law and its exceptions, including any future regulations, by the January 1, 1995 effective date. The Company is unable to predict at this time what effect, if any, the expanded Stark Amendment and any future regulations implementing its provisions, will have upon its business.

         Proposals for health care reform on a national basis have been introduced in both the House of Representatives and the Senate. The goals of these health care proposals may include, but would not necessarily be limited to, proposals which would impose short-term governmental price controls, create a national health care budget limiting the amount to be spent on health care coverage, and give federal and state governments new powers with respect to medical fees and health insurance premiums. At this time, it is not possible to determine the exact nature of the proposals, or their legislative outcome, or their likely impact upon institutional providers.

         In addition, several states are undertaking analysis and legislation designed to modify the financing and delivery of health care at the state level. A wide variety of bills and regulations are pending in several states proposing to regulate, control or alter the financing of health care costs; however, it is not possible at this time to predict with assurance the effect on the business of the Company, if any, of such bills or regulatory actions.

               ACCREDITATION

         The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") is an independent commission that conducts voluntary accreditation programs with the goal of improving the quality of care provided in health care facilities. Generally, hospitals including dedicated units, long-term care facilities and certain other health care facilities may apply for JCAHO accreditation. If a hospital under contract with CareUnit, Inc. requests a JCAHO survey of its entire facility, the contract program, if a psychiatric or chemical dependency program, will be separately surveyed. After conducting on-site surveys, JCAHO awards accreditation for up to three years to facilities found to be in substantial compliance with JCAHO standards. Accredited facilities are periodically resurveyed. Loss of JCAHO accreditation could adversely affect the hospital's reputation and its ability to obtain third-party reimbursement. All of the Company's freestanding facilities are accredited and the hospitals under contract with CareUnit, Inc. have received or have applied for such accreditation.

         To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, the National Committee for Quality Assurance ("NCQA") has developed in conjunction with the managed care industry, health care purchasers, state regulators and consumers, an extensive review and development process. The Standards for Accreditation of Managed Care Organizations used by NCQA reviewers to evaluate a managed care organization address the following areas: quality improvement, utilization management, credentialing, members' rights and responsibilities, preventative care services guidelines and medical records. These standards validate that a managed care organization is founded on principals of quality and is continuously improving the clinical care and services provided. NCQA also utilizes Health Plan Data and Information Set ("HEDIS") which is a core set of performance measurements developed to respond to complex but simply defined employer needs as standards for patient and customer satisfaction. AccessCare is accredited by NCQA and has adopted HEDIS.

        ADMINISTRATION AND EMPLOYEES

         The Company's executive and administrative offices are located in Chesterfield, Missouri, where management controls operations, business development, legal and accounting functions, governmental and statistical reporting, research and treatment program evaluation.

         At August 3, 1994, the Company employed approximately
32 persons in its corporate and administrative offices, 326 persons in its freestanding facilities, 104 persons assigned to CareUnit, Inc., 37 persons assigned to AccessCare, Inc. and 2 persons in other operations. Many of the physicians and psychiatrists who are the medical directors of the Company's contract units, the psychologists serving on treatment teams and the physicians utilizing the facilities operated by the Company are not employed by the Company and are treated as independent contractors. The Company is in the process of reviewing the treatment of these individuals as part of its settlement with the Internal Revenue Service (See Note 15-- "Commitments and Contingencies"). The Company has not encountered any work stoppages due to labor disputes with its employees.

Item 2.   PROPERTIES.

         The following table sets forth certain information regarding the properties owned or leased by the Company at May 31, 1994:

                                        Owned or     Lease  Monthly
Name and Location                       Leased(1) Expires(2)Rental(3)
 Psychiatric/Chemical Dependency Treatment Facilities
         CareUnit Hospital . . . . .     Owned       ---       ---
            Fort Worth, Texas
         CareUnit Hospital . . . . .    Leased      2035   $16,106(4)
            Kirkland, Washington
         CareUnit Facility (5) . . .     Owned       ---      ---
            Jacksonville Beach, Florida
         CareUnit Hospital . . . . .     Owned       ---      ---
            Cincinnati, Ohio
         Starting Point, Oak Avenue (6). . . .     Owned       ---  ---
            Orangevale, California
         Starting Point, Orange County . . . .     Owned       ---  ---
            Costa Mesa, California
         CareUnit Facility . . . . .    Leased      1995     8,333
            Grand Rapids, Michigan
         CareUnit Facility (7) . . .     Owned       ---      ---
            Orlando, Florida
         Aurora Behavioral Health Hospital . .     Owned       ---  ---
            Aurora, Colorado
         CareUnit Facility (8) . . .     Owned       ---      ---
            San Diego, California
 Other Operating Facilities
         CompCare Publishers (9) . .    Leased      1997     3,009
            Minneapolis, Minnesota
         AccessCare, Inc.
            Tampa, Florida . . . . .    Leased      1995     7,435
            Las Vegas, Nevada. . . .    Leased      1995     1,997
            Edgewood, Kentucky . . .    Leased      1995       392
            Ft. Lauderdale, Florida.    Leased      1995       586
            Tarrytown, New York. . .    Leased      1994       412
 Administrative Facilities
         Corporate Headquarters. . .    Leased      1997    11,355
            Chesterfield, Missouri
         Regional Headquarters (9) .    Leased      1995     4,408
            Newport Beach, California
         Data Processing Center (10) . . . . .    Leased      1997 3,882
            Riverside, California



(1)Subject to encumbrances. For information concerning the Company's long-term debt, see Note 10 to the Company's consolidated financial statements contained in this report.
(2)Assumes all options to renew will be exercised.
(3)All leases, other than those relating to the Company's administrative facilities, are triple net leases under which the Company bears all costs of operations, including insurance, taxes and utilities. The Company is responsible for specified increases in taxes, assessments and operating costs relating to its administrative facilities.
(4)Subject to increase every three years based upon increases in the Consumer Price Index, not to exceed 10%.
(5)Closed February 1992.  The Company intends to sell this property.
(6)Closed March 1993.  The Company intends to sell this property.
(7)Closed October 1990.  The Company intends to sell this property.
(8)Closed December 1989.  The Company intends to sell this property.
(9)Office/operation closed;  Company has sublet this property.
(10)This lease was converted to month-to-month.

Item 3.   LEGAL PROCEEDINGS.

 On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4-92CV002194-SNL). The Company seeks relief of damages in the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. On May 18, 1993, the District Court denied a motion for summary judgement filed by RehabCare. On June 16, 1993, RehabCare filed a counterclaim seeking a declaratory judgement with respect to the rights of both parties under the stock redemption agreement, an injunction enjoining the Company from taking action under stock redemption or restated shareholders agreements and damages. The Company has filed a motion with the court to strike RehabCare's request for damages for attorney's fees and costs on the grounds that such relief is not permitted by law nor authorized by the agreements between the parties. This case was scheduled for trial on May 9, 1994, but has been continued on the court's own initiative and the new trial date has not been set. Management believes that the Company's allegations have merit and intends to vigorously pursue this suit. Management further believes that should RehabCare prevail at trial on its request for such attorneys fees and costs, such fees and costs would not materially affect the financial statements of the Company.

 In connection with the proposed sale of hospitals to CMP
Properties, Inc. (see Note 5-- "Property and Equipment for Sale"), the Company advanced $1.1 million to a former consultant which was to be returned in the event the transaction was terminated. These advances were to be secured by the common stock of an unrelated company. The shares of common stock pledged were purported to be in the possession of the Company's former legal firm as collateral for the advances, but were not provided to the Company when the transaction was terminated. The Company is currently in litigation with the former consultant and legal firm to recover the advances.

Other Litigation

 The Company is currently undergoing a payroll tax audit by the Internal Revenue Service ("IRS") for calendar years 1983 through 1991. The IRS agent conducting the audit has asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. On April 8, 1991, the Company received a proposed assessment related to this assertion claiming additional taxes and penalties due totaling approximately $19.4 million for calendar years 1983 through 1988. The Company filed a protest with the IRS and contested the proposed assessment with the Appeals Office of the Internal Revenue Service in St. Louis, Missouri. The Appeals Office issued a reduced assessment in the amount of approximately $6,300,000, plus penalties and interest of $6,500,000. The IRS is also examining the Company's employment tax returns for the years 1989 through 1991, and the agent conducting the examination proposed the assessment of additional taxes for those years in the approximate amount of $1,600,000, plus penalties and interest in an undetermined amount. While management believes the Company has strong arguments to support its treatment of the payments to independent contractors to whom substantially all of the assessment relates, the Company has submitted an offer in compromise to the IRS for the calendar years 1983 through 1991 for $5 million. A reserve has been established with respect to this matter to cover expenses the Company expects to incur; however, there can be no assurance that such reserves are adequate until a formal settlement is reached with the IRS. The Company and RehabCare, in May 1991, entered into a Tax Sharing Agreement providing for the Company to indemnify RehabCare for any claims of income or payroll taxes due for all periods through February 28, 1991. The Company has established a reserve with respect to covering expenses the Company expects RehabCare to incur under the Tax Sharing Agreement.

 The federal income tax returns of the Company for its fiscal years ended 1984 and 1987 through 1991, have been examined by the IRS. The Company has provided the IRS with satisfactory documentary support for the majority of items questioned and those items have been deleted from the proposed assessment and accepted as originally filed. The remaining items have been agreed to and resulted in a disallowance of approximately $229,000 in deductions which will be offset against the Company's net operating losses available for carryover. The examination also included the review of the Company's claim for refund of approximately $205,000 relating to an amended return for the fiscal year ended May 31, 1992. During completion of the audit, the IRS noted that the Company had received excess refunds representing its alternative minimum tax ("AMT") liability of approximately $666,000 in 1990 and 1991 from the carryback of net operating losses to the fiscal years ended May 31, 1988 and 1989, respectively. On March 29, 1994, the Company agreed to the assessment of $666,000 plus interest and received the final bill of $821,000 during the fourth quarter of fiscal 1994. The Company has accrued for this liability, net of refunds, in income taxes payable.

 From time to time, the Company and its subsidiaries are also parties and their property is subject to ordinary routine litigation incidental to their business. In some pending cases, claims exceed insurance policy limits and the Company or a subsidiary may have exposure to liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company's financial statements.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 On March 7, 1994, the Board of Directors of the Company approved and recommended to the Stockholders an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock proportionate to the range of two- (2) through ten- (10) for-one, while reducing the par value of the Company's Common Stock to one (1) cent ($0.01) per share. In addition, the number of Common Shares authorized would be reduced to five (5) times the number of shares outstanding, reserved or otherwise committed for future issuance but not less than 12,500,000. On May 16, 1994, the shareholders approved each proposal by written consent with the following vote:



                                             For   Disapprove  Abstain
                                                                          ---------       ----------       --------

 1.      Amendment to effect reverse stock split . . . .     18,378,536      1,219,079       106,856

 2.      Reduction in number of shares authorized. . . .     18,544,632      1,001,871       165,961

 3.      Reduction of the par value per share.     18,455,658 1,009,317       247,489


There were no broker non-votes. The reverse stock split would become effective on any date selected by the Board of Directors occurring within nine months after the end of the consent solicitation period (May 16, 1994). If no reverse stock split is effected by February 16, 1995, the Board of Directors will take action to abandon the reverse stock split. On August 25, 1994, the Board of Directors authorized management to file an application with the New York Stock Exchange for the reverse stock split.


      EXECUTIVE OFFICERS OF THE COMPANY

 CHRISS W. STREET, age 44.    Mr. Street has been employed by the
Company since May 1994. Mr. Street was named interim Chief Executive Officer on May 4, 1994 and in June 1994, he was appointed Chief Executive Officer of the Company. Mr. Street was elected as Chairman of the Board of Directors in November 1993. Mr. Street is founder and principal of Chriss Street & Company, a firm specializing in investment banking, financial advisory services, securities trading and factoring. Mr. Street commenced operations of Chriss Street & Company in February 1992 and was Managing Director for Seider-Amdec Securities, Inc. from 1988 to 1992.

 FRED C. FOLLMER, age 51. Mr. Follmer joined the Company as Senior Vice President and Chief Financial Officer in January 1993. In September 1993, he was appointed Senior Executive Vice President. In May 1994, he was named interim Chief Operating Officer, and in June 1994, he was appointed Chief Operating Officer of the Company. Prior to his employment with the Company, he was a self-employed financial consultant providing services to the health care and other industries. He was Executive Vice President of Healthcare Services of America for a portion of 1987 and was Vice President of Hospital Financial Operations at Charter Medical Corporation from 1978 to 1986.

 KERRI RUPPERT, age 35. Ms. Ruppert has been employed by the Company since 1988. In October 1992, she was appointed Vice President and Chief Accounting Officer and in January 1993, she was elected Secretary of the Company. She was Vice President and Controller from April 1990 to 1992 and Assistant Corporate Controller from 1988 to 1990. Prior to her employment with the Company, she served in a variety of financial management positions with Maxicare Health Plans, Inc. from 1983 to 1988.

                   PART II


Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange under the symbol CMP. The following table sets forth the range of high and low sale prices for the Common Stock for the fiscal quarters indicated:



                                                         Price
          Fiscal Year                               High      Low
 1993:
          First Quarter. . . . . . . . . . . . . .          $1-3/4    $1-1/8
          Second Quarter . . . . . . . . . . . . .     2     1-1/8
          Third Quarter. . . . . . . . . . . . . . 1-3/4       5/8
          Fourth Quarter . . . . . . . . . . . . .     1       1/2

 1994:
          First Quarter. . . . . . . . . . . . . .          $1-1/8 $5/8
          Second Quarter . . . . . . . . . . . . .   7/8       5/8
          Third Quarter. . . . . . . . . . . . . . 1-1/4       1/2
          Fourth Quarter . . . . . . . . . . . . .   7/8       1/2


(b)As of July 31, 1994, the Company had 2,174 stockholders of record.

(c)As a result of the Company's operating losses and restrictions contained in the Company's primary loan agreement, no cash dividend was declared during any quarter of fiscal 1994, 1993 or 1992. The Company does not expect to resume payment of cash dividends in the foreseeable future. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

Item 6.  SELECTED FINANCIAL DATA.

 The following tables summarize selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Effective June 1, 1990, the Company adopted the new accounting and reporting methods approved by the American Institute of Certified Public Accountants ("AICPA") in its health care industry audit guide (the "AICPA guide") dated July 15, 1990. Accordingly, provision for losses on accounts receivable is included as an expense rather than as a reduction of operating revenues beginning in fiscal 1991. Reclassifications of prior year amounts have been made to conform with the current year's presentation. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of recent results of operations and liquidity.


                                                                                 Year Ended May 31,
                                     1994   1993   1992  1991   1990
                                                                     (Amounts in thousands, except per share data)
Statement of Operations Data:
Revenues and gains:
 Operating revenues. . . . . . . . .      $34,277$51,847      $59,969  $ 84,689  $163,235
 Gain on sale of RehabCare stock, net. .      --- 13,11417,683    ---       ---
 Gain on Sovran settlement, net. . .  ---     584    ---   ---    ---
 Gain on reorganization agreement. .  ---     ---    ---   ---  5,000
 Interest income . . . . . . . . . .   50      69    336   531  1,093
 Equity in earnings(loss) of unconsolidated
        affiliates . . . . . . . . .  ---     384    168(1,289)   231
 Other   . . . . . . . . . . . . . .          ---          ---              ---       ---       508
                                                                ------       ------     ------     ------     ------
                                   34,327  65,998 78,15683,931170,067
                                                                ======       ======     ======     ======     ======
Costs and expenses:
 Operating expenses. . . . . . . . .       31,875 50,92438,810 65,362   100,437
 General and administrative expenses . .    5,455  5,75412,946 21,267    61,599
 Provision for doubtful accounts . .1,558   6,187  6,065 4,759 19,541
 Depreciation and amortization . . .1,762   2,946  2,602 3,580  8,440
 Loss on sale/write-down of assets .  ---   4,382 15,986 5,863 45,657
 Interest expense. . . . . . . . . .1,228   1,759  3,908 7,380  9,588
        Other restructuring/non-recurring expenses . . .          ---     5,452     2,152     2,819     4,407
                                                                ------       ------     ------     ------     ------
                                           41,878 77,40482,469111,030   249,669
                                                                ------       ------     ------     ------     ------
Loss before income taxes . . . . . .       (7,551)     (11,406)(4,313)  (27,099)  (79,602)
Provision(benefit) for income taxes. . .      301    194          249       401   (20,294)
                                                                ------       ------     ------     ------     ------
Loss before extraordinary item . . .       (7,852)     (11,600)(4,562)  (27,500)  (59,308)
Extraordinary item - gain on debenture
 conversion                              . . . .     ---          ---       ---    11,465       ---
                                                                 -----       ------      -----     ------      ------
 Net loss                            . . . . . . $(7,852)    $(11,600)  $(4,562) $(16,035) $(59,308)
                                                                 =====       ======      =====     ======     ======
Loss per common and common
 equivalent share:
 Loss before extraordinary item. . .       $(0.36)$(0.53)      $(0.21)   $(2.27)   $(5.83)
 Extraordinary item - gain on debenture
   conversion. . . . . . . . . . . . . .      ---    ---   ---    .95       ---
                                                                 -----       ------      -----     ------      ------
 Net loss                                . . . .  $(0.36)      $(0.53)   $(0.21)   $(1.32)   $(5.83)
                                                                 =====       ======      =====     ======      ======
Cash dividends per share . . . . . .      $   ---$   ---      $   ---   $   ---   $   ---
                                                                 =====       ======      =====     ======      ======
Weighted average common and common
 equivalent shares outstanding . . .       21,987 21,95721,900 12,118    10,172

                                                                                   As of May 31,
                                     1994   1993   1992  1991   1990
                                                                 ----       -----      -----      -----      -----
Balance Sheet Data:                                                               (Dollars in thousands)
Working capital. . . . . . . . . . . . . .$   412$   438      $11,901   $11,221  $ 49,832
Total assets . . . . . . . . . . . .     33,226. .46,96870,422 99,084   141,592
Long-term debt . . . . . . . . . . . . . . 10,477 10,65210,375 28,078    86,564
Stockholders' equity . . . . . . . .5,099  12,951 24,44128,976 20,214


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Results of Operations  - Fiscal 1994 (compared with Fiscal 1993)

 The Company incurred a loss of approximately $7.9 million or $0.36 per share for the fiscal year ended May 31, 1994, which was an improvement of $3.7 million or $0.17 per share more than the $11.6 million or $0.53 per share loss incurred in the prior fiscal year. The fiscal 1994 fourth quarter loss of $4.0 million or $0.19 per share reflected an improvement from the fourth quarter of the prior fiscal year by $0.3 million or $0.01 per share.

 Results for fiscal 1993 were impacted by a gain of approximately $13.1 million recorded during the second quarter of the fiscal year as a result of the sale by the Company of 2,300,000 shares of its formerly wholly-owned subsidiary RehabCare. Prior to the sale the Company owned a 48% interest in RehabCare which was accounted for on the equity method. Subsequent to the sale, the Company no longer has an interest in RehabCare and no longer reports a portion of RehabCare's earnings in its statement of operations. Included in the loss for fiscal 1993 is a charge of approximately $6.7 million, attributable to restructuring the organization, of which $1.2 million was reclassified as asset writedowns during the fourth quarter. In fiscal 1993, the Company recorded pretax charges of approximately $4.4 million primarily associated with the write-down of property and equipment held for sale. Of this amount, $3.4 million was a result of revaluing certain underperforming assets that the Company had designated for disposition and the remaining $1.0 million was attributable to the write-down of other property and equipment to net realizable value.

 Operating revenues declined $17.6 million or 34% from fiscal 1993, primarily as the result of the closure of four facilities during fiscal 1993, the sale of a fifth facility and the decline in both admissions and length of stay.

 Operating expenses decreased by approximately $19.0 million or 37%, primarily as a result of the closure of four facilities during fiscal 1993 and the sale of a fifth. General and administrative expenses declined by approximately $0.3 million or 5% in fiscal 1994 primarily as a result of management's continued effort to reduce corporate overhead expenses. Interest expense was reduced by $0.5 million or 30%, primarily as the result of the paydown of senior secured debt by approximately $1.9 million with the proceeds of asset sales. In addition, general and administrative expenses reflect a credit of $0.8 million for fiscal 1993. This credit is the result of the reduction of provisions for general and administrative expenses.

 Equity in the earnings of unconsolidated affiliates was approximately $0.4 million during fiscal 1993. No equity in the earnings of unconsolidated affiliates was included in the Company's financial statements for fiscal 1994 (see Note 7-- "Investments in Unconsolidated Affiliates").

 The Financial Accounting Standards Board ("FASB") has issued
Statement No. 109, "Accounting for Income Taxes". Effective June 1, 1993, the Company adopted Statement No. 109 which changed the Company's method of accounting for income taxes from the deferred method to the asset and liability method. The change to Statement No. 109 had no cumulative effect on the financial statements of the Company.

Freestanding Operations

 Admissions in fiscal 1994 declined overall by 3,131 to 3,916 from 7,047 in fiscal 1993, an overall decline of 44%. Of this decline, 2,843 fewer admissions were attributable to facilities which were closed or under contract to be sold as of May 31, 1994. The remaining facilities ("same store", i.e., those operational during both fiscal years) experienced a 7% decrease in admissions and a 11% decline in length of stay to 10.0 days, resulting in 21% fewer patient days than the prior fiscal year. The decrease in "same store" patient days was primarily due to Aurora Behavioral Health Hospital which experienced a 16% decrease in admissions and a 53% decline in length of stay which resulted in 60% fewer patient days in fiscal 1994 compared to the prior fiscal year. This decline was primarily attributable to the termination during fiscal 1993 of an acute psychiatric program specializing in dissociative disorders. Patients in the dissociative disorder program traditionally have a higher acuity requiring additional care and a longer length of stay. The following table sets forth selected quarterly utilization data on a "same store" basis:

                                                                     Same Store Utilization
                                                        Fiscal 1994                             Fiscal 1993
                                             --------------------------------        ---------------------------------
                         4th   3rd   2nd  1st    4th   3rd   2nd  1st
                        Qtr.  Qtr.  Qtr.  Qtr.  Qtr.  Qtr.   Qtr. Qtr.

Admissions . . . . . . .1,011  955   996   954  1,019   914 1,058 1,213
Average length of stay .   10  9.9   9.9    10   10.1  10.2  11.8  12.0
Patient days . . . . . .9,7929,409 9,897 9,587 10,277 9,34812,52414,582
Average occupancy rate .   30%  30%   31%   30%    32%   30%   40%     46%


 Overall operating revenue per patient day increased by 20% to $618 in fiscal 1994 from fiscal 1993 and overall patient days declined 53% to 38,685, resulting in a decrease of approximately $18.0 million, or 43%, in operating revenues. In addition to the decrease caused by the sale and/or closure of hospitals, the Company believes that the increasing role of HMOs, reduced benefits from employers and indemnity companies, a greater number of competitive beds and a shifting to outpatient programs are responsible for this decline in patient days. In response to these factors the Company accelerated the development of effective, lower cost outpatient, daycare, and partial hospitalization programs in conjunction with its freestanding facilities, and shifted its marketing activities toward developing relationships and contracts with managed care and other organizations which pay for or broker such services.

 The following table illustrates the revenues in outpatient and daycare programs offered by the freestanding facilities on a "same store" basis:

                                                        Net Outpatient/Daycare Revenues
                                                             (Dollars in thousands)
                                              Fiscal 1994                             Fiscal 1993
                                      -----------------------------        ----------------------------------
                     4th 3rd   2nd  1st    4th   3rd  2nd    1st
                                      Qtr.    Qtr.     Qtr.     Qtr.       Qtr.       Qtr.     Qtr.       Qtr.

Facilities offering. . .    6    6     6     6      6     6     6     6
Net outpatient/daycare
   revenues. . . . . . .    $3,115$2,546$2,111 $1,965$1,500  $988$1,195    $1,539
% of total "same store"
   net operating revenues. .    48%   43%   37%    35%   29%   21%   17%     18%


 The Company recorded no asset write-downs during fiscal 1994 and $4.4 million in asset write-downs during fiscal 1993 primarily related to the recognition of losses on facilities to be sold and revaluation of facilities designated for disposition. These amounts include the estimated future operating losses, selling costs and carrying costs of such facilities until disposition at an assumed future point in time. To the extent that actual costs and time required to dispose of the facilities differ from these estimates, adjustments to the amount written-down may be required. Future operating losses and carrying costs of such facilities will be charged back directly to the carrying value of the respective assets held for sale. Because chemical dependency treatment facilities are special purpose structures, their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment currently being experienced throughout the industry. In the first quarter of 1993, one facility previously designated for disposition was redesignated as continuing due to improved operating performance. In the second quarter of fiscal 1993, eight facilities previously designated for disposition were redesignated as continuing operations. These facilities were redesignated upon the termination of the sale/leaseback of properties to CMP Properties, Inc., a wholly-owned subsidiary (see Note 5-- "Property and Equipment Held for Sale"). In the fourth quarter of fiscal 1993, the Company closed four facilities which were listed for sale and sold another one. Additionally, three facilities closed in the fourth quarter of 1993, were sold during fiscal 1994. The Company currently has four facilities listed for sale, of which one was closed in fiscal 1993, and the other three in prior fiscal years. These facilities have been designated for disposition because of their weak market positions relative to competitors and limited prospects for generating an acceptable return on investment as an operating property. The Company will continue to evaluate the performance of all of these facilities in their respective markets, and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.

Contract Operations

 During fiscal 1994, patient days of service under CareUnit, Inc. contracts declined by approximately 33% from 51,524 patient days to 34,464 patient days. This decline is attributable to the 5 units which were closed during fiscal 1994, a decline in length of stay and managed care intervention. Of the units closed, 1 contract was terminated by CareUnit, Inc. for poor operating performance. The remaining 4 closures were terminated by the contracting hospitals upon expiration of their term. The Company believes that these non-renewals were influenced primarily by increased competition and changes in reimbursement patterns by third-party payers. During fiscal 1994, CareUnit, Inc. opened 3 new contracts.

 The following table sets forth quarterly utilization data on a "same store" basis:

                                                                     Same Store Utilization
                                                        Fiscal 1994                             Fiscal 1993
                                             --------------------------------        ---------------------------------
                         4th   3rd   2nd  1st    4th   3rd   2nd  1st
                        Qtr.  Qtr.  Qtr.  Qtr.  Qtr.  Qtr.   Qtr. Qtr.

Admissions . . . . . . .  713  630   644   645    598   636   629   588
Average length of stay .  7.8  6.9   7.4   7.6    7.7   8.0   8.9   8.7
Patient days . . . . . .5,7334,955 5,375 5,591  5,697 5,856 6,426 6,439
Average occupancy rate .   40%  36%   38%   39%    40%   42%   46%     45%

        Units which were operational for both fiscal years experienced a 7% increase in admissions which combined with the decrease in length of stay resulted in an 11% decline in utilization to 21,654 patient days. Since average net revenue per patient day at these units increased by $19, net inpatient operating revenues increased by 10% to $2.1 million. An additional $0.6 million was generated by units closed during the fiscal year. Outpatient revenues increased 11% in fiscal 1994.

        The following table illustrates the revenues in outpatient and daycare programs offered by eight contract units on a "same store" basis:

                                                                Net Outpatient/Daycare Revenues
                                                                     (Dollars in thousands)
                                                        Fiscal 1994                             Fiscal 1993
                                             -----------------------------        ----------------------------------
                         4th   3rd   2nd  1st    4th   3rd   2nd  1st
                                              Qtr.     Qtr.      Qtr.      Qtr.       Qtr.       Qtr.     Qtr.     Qtr.

Facilities offering. . .    8    8     8     8      8     8     8     8
Net outpatient/daycare
   revenues. . . . . . . $178 $160  $135  $153   $175  $146  $146  $134
% of total "same store"
   net operating revenues. .    13%   13%   10%    10%   10%   11%    9%      8%


        For units operational in both fiscal years, operating expenses decreased less than 1%, which, combined with the increase in inpatient and outpatient operating revenues, caused operating income at the unit level to increase 10% from fiscal 1993. Consequently, overall unit operating income increased to $0.8 million in fiscal 1994 from $0.7 million in fiscal 1993.

Managed Care Operations

           During fiscal 1994, the number of covered lives increased by 33%. This increase is attributable to new contracts added during fiscal 1994. AccessCare distinguishes itself from its competition by being the "science-based" provider of care and manages all clinical programs based upon proven treatment technologies.

           In fiscal 1994, operating revenue increased 191% from fiscal 1993 due to the fact that fiscal 1993 consisted of only five months. In addition, AccessCare is a start-up venture and is in its growth stage. Operating expenses increased 134% in fiscal 1994 also as a result that fiscal 1993 consisted of only five months and the expenses related to AccessCare's expansion and development. Although AccessCare experienced an increase in operating revenue during fiscal 1994, it was more than offset by the increase in total operating expenses resulting in an increase in AccessCare's net operating loss of 70% or $0.7 million from fiscal 1993.

Results of Operations  - Fiscal 1993 (compared with Fiscal 1992)

           The Company incurred a loss of approximately $11.6 million or $0.53 per share for the fiscal year ended May 31, 1993, which was a loss of $7.0 million or $0.32 per share more than the $4.6 million or $0.21 per share loss incurred in the prior fiscal year.
The fiscal 1993 fourth quarter loss of $4.3 million or $0.20 per share reflected a deterioration from the fourth quarter of the prior fiscal year by $5.0 million or $0.23 per share.

           Results for fiscal 1993 were impacted by a gain of approximately $13.1 million recorded during the second quarter of the fiscal year as a result of the sale by the Company of 2,300,000 shares of its formerly wholly-owned subsidiary RehabCare. Prior to the sale the Company owned a 48% interest in RehabCare which was accounted for on the equity method. Subsequent to the sale, the Company no longer has an interest in RehabCare and no longer reports a portion of RehabCare's earnings in its statement of operations. Included in the loss for fiscal 1993 is a charge of approximately $6.7 million, attributable to restructuring the organization, of which $1.2 million was reclassified as asset writedowns during the fourth quarter. In fiscal 1993, the Company recorded pretax charges of approximately $4.4 million primarily associated with the write-down of property and equipment held for sale. Of this amount, $3.4 million was a result of revaluing certain underperforming assets that the Company had designated for disposition and the remaining $1.0 million was attributable to the write-down of other property and equipment to net realizable value. During fiscal 1992, the Company recorded pretax charges of approximately $16.0 million primarily associated with the write-down of property and equipment held for sale. Of this amount, approximately $9.3 million was a result of revaluing certain underperforming assets that the Company had designated for disposition. The remaining $6.7 million was attributable to the write-down to net realizable value of certain hospitals.

           Operating revenues declined $8.1 million or 14% from fiscal 1992, primarily as the result of the closure of four facilities during fiscal 1993, sale of a fifth facility, the decline in both admissions and length of stay and the redesignation of facilities as continuing operations.

           Operating expenses increased by approximately
$12.1 million or 31%, primarily as a result of the redesignation of facilities as continuing operations, the expenses incurred in the development of psychiatric services at the company's freestanding facilities and the start-up costs associated with the development of its behavioral medicine managed care business. General and administrative expenses declined by approximately $7.2 million or 56% in fiscal 1993 primarily as a result of management's continued effort to reduce corporate overhead expenses. Interest expense was reduced by $2.1 million or 55%, primarily as the result of the paydown of senior secured debt by approximately $11.8 million with the proceeds of asset sales, the lowering of the prime interest rate, and the reduction of interest expense attributable to the Financial Security Plan (see Note 13-- "Employee Benefit Plans").

           Equity in the earnings of unconsolidated affiliates improved by approximately $.2 million during fiscal 1993, primarily as a result of the termination of a joint venture from which the company reported losses of $1.1 million in fiscal 1992 (see Note 7-- "Investments in Unconsolidated Affiliates").

Liquidity and Capital Resources

           The Company's current assets at May 31, 1994 amounted to approximately $15.1 million and current liabilities were approximately $14.7 million, resulting in working capital of approximately $0.4 million and a current ratio of 1:1. Included in current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $6.9 million. Should the Company be unable to complete the sales transactions during fiscal 1995, the Company's working capital would be materially adversely affected. The Company is seeking to sell these four hospital facilities during fiscal 1995. The Company's primary use of working capital is to fund operating losses while it seeks to restore profitability to certain of its freestanding facilities and expand its behavioral medicine managed care business. The Company had no senior secured debt at May 31, 1994.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements and
        Financial Statement Schedules
   Years Ended May 31, 1994, 1993 and 1992




                                                                Page
                                                               Number

Report of Independent Public Accountants . . . . . . . . . . . . .  22
Independent Auditors' Report . . . . . . . . . . . . . . . . . . .  23
Consolidated Balance Sheets, May 31, 1994 and 1993 . . . . . . . .  24
Consolidated Statements of Operations, Years Ended May 31, 1994, 1993 and 1992     25
Consolidated Statements of Stockholders' Equity, Years Ended May 31, 1994, 1993 and 1992     26
Consolidated Statements of Cash Flows, Years Ended May 31, 1994, 1993 and 1992     27
Notes to Consolidated Financial Statements . . . . . . . . . . . .  28




Financial Statement Schedules:

V.       Property and Equipment. . . . . . . . . . . . . . . . . .  47
VI.Accumulated Depreciation and Amortization of Property and Equipment . .    48
X.       Supplementary Statements of Operations Information. . . .  49


  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Comprehensive Care Corporation:


 We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation (a Delaware corporation) and subsidiaries as of May 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 1994 and 1993, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

 As further discussed in Note 15, the Company is negotiating a settlement with the Internal Revenue Service (IRS) regarding
assessments of payroll taxes.   Management believes  that adequate
reserves have been provided for the additional taxes to be assessed by the IRS. There can be no assurance, however, that such reserves will be sufficient until a formal settlement is reached.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring losses and negative cash flows from operations which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

 Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules V, VI and X for the years ended May 31, 1994 and 1993, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








ARTHUR ANDERSEN & CO.

St. Louis, Missouri
August 22, 1994

        INDEPENDENT AUDITORS' REPORT




To the Stockholders and Board of Directors
Comprehensive Care Corporation:

 We have audited the accompanying statements of operations, stockholders' equity and cash flows of Comprehensive Care Corporation and subsidiaries (the "Company") for the year ended May 31, 1992. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These consolidated financial statements and related financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Comprehensive Care Corporation's operations and their cash flows for the year ended May 31, 1992, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

 As discussed in Note 15 to the consolidated financial statements, the Company is currently undergoing a payroll tax audit by the Internal Revenue Service ("IRS") for calendar years 1983 through 1991. The IRS asserted that certain physicians and psychologists engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes and has issued an assessment claiming additional taxes due on that basis. Management believes that its treatment of the independent contractors is consistent with IRS guidelines and established industry practice. Management has filed a protest to the assessment and intends to defend vigorously the claims made by the IRS related to this issue. Also, as discussed in Note 15 to the consolidated financial statements, on August 15, 1991 the Company, along with others, were named in a stockholder complaint filed in District Court related to the terminated reorganization with First Hospital Corporation. Management intends to defend vigorously the claims related to this issue. The ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any liability that may result upon resolution of these matters has been recognized in the accompanying consolidated financial statements.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred significant recurring losses and has a substantial portion of its senior secured debt due on November 15, 1992. The potential need for additional financing to repay debt as it comes due and finance the Company's anticipated working capital requirements during fiscal 1993 raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




KPMG Peat Marwick llp

St. Louis, Missouri
August 27, 1992

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

        Consolidated Balance Sheets

                                                                                                May 31,
                                                    1994      1993
                                                                                         ------         ------
                                          A S S E T S(Dollars in thousands)
Current assets:
        Cash and cash equivalents. . . . . . . . $ 1,781  $  1,126
        Accounts and notes receivable, less allowance for
           doubtful accounts of $5,729 and $8,217. . . .     5,8487,702
        Property and equipment held for sale . .   6,939     8,254
        Other current assets . . . . . . . . . .     508     1,896
                                                                                         ------           ------
Total current assets . . . . . . . . . . . . . .  15,076    18,978
                                                                                         ======           ======
Property and equipment, at cost. . . . . . . . .  29,326    31,432
Less accumulated depreciation and amortization . (13,338)  (13,229)
                                                                                         ------           ------
Net property and equipment . . . . . . . . . . .  15,988    18,203
                                                                                         ------           ------
Property and equipment held for sale . . . . . .     ---     7,098
Other assets . . . . . . . . . . . . . . . . . . . . . .     2,162 2,689
                                                                                         ------           ------
Total assets . . . . . . . . . . . . . . . . . . . . . .  $ 33,226$ 46,968
                                                                                         ======           ======

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities . . . .  $ 13,776$ 15,737
        Current maturities of long-term debt . .     154     2,137
        Income taxes payable . . . . . . . . . .     734       666
                                                                                         ------           ------
Total current liabilities. . . . . . . . . . . .  14,664    18,540
                                                                                         ------           ------
Long-term debt, excluding current maturities . .  10,477    10,652
Other liabilities. . . . . . . . . . . . . . . .   2,986     4,825
Commitments and contingencies (see Note 15)
Stockholders' equity:
        Preferred stock, $50.00 par value; authorized 60,000 shares. .   ---  ---
        Common stock, $.10 par value; authorized 30,000,000 shares;
           issued and outstanding 21,986,916 shares. . .     2,1992,199
        Additional paid-in capital . . . . . . .  37,883    37,883
        Accumulated deficit. . . . . . . . . . . (34,983)  (27,131)
                                                                                         ------           ------
Total stockholders' equity . . . . . . . . . . .   5,099    12,951
                                                                                         ------           ------
Total liabilities and stockholders' equity . . .$ 33,226  $ 46,968
                                                                                         ======           ======











The accompanying notes are an integral part of these consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

   Consolidated Statements of Operations


                                                                                   Year Ended May 31,
                                                                            1994          1993         1992
                                                                    (Dollars in thousands, except per share amounts)
Revenues and gains:
        Operating revenues . . . . . . . $34,277 $51,847 $59,969
        Gain on sale of RehabCare stock, net . .     ---  13,114    17,683
        Gain on Sovran settlement, net .     ---     584     ---
        Interest income. . . . . . . . .      50      69     336
        Equity in earnings of unconsolidated affiliates.     ---       384       168
                                                                           -------       ------       -------
                                          34,327  65,998  78,156
                                                                           -------       ------       -------

Costs and expenses:
        Operating expenses . . . . . . .  31,875  50,924  38,810
        General and administrative expenses. . .   5,455   5,754    12,946
        Provision for doubtful accounts.   1,558   6,187   6,065
        Depreciation and amortization. .   1,762   2,946   2,602
        Loss on sale/write-down of assets. . . .     ---   4,382    15,986
        Interest expense . . . . . . . .   1,228   1,759   3,908
        Other restructuring/nonrecurring expenses. . . .     ---     5,452     2,152
                                                                           -------       ------       -------
                                          41,878  77,404  82,469
                                                                           -------       ------       -------

Loss before income taxes . . . . . . . .  (7,551)(11,406) (4,313)

Provision for income taxes . . . . . . .     301     194               249
                                                                           -------       ------       -------

Net loss . . . . . . . . . . . . . . . . . . . . $(7,852)         $(11,600)  $(4,562)
                                                                           ======        ======        =====

Net loss per share . . . . . . . . . . .  $(0.36) $(0.53) $(0.21)
                                                                             =====         =====        =====




















The accompanying notes are an integral part of these consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity






                                   Additional                    Total
                           Common StockPaid-inAccumulated   Treasury Stock       Stockholder's
                        Shares AmountCapitalDeficitShares       Amount              Equity
                                        (Amounts in thousands)
Balance, May 31, 1991. .      21,921$2,192$38,743    $(10,969)   (80)$(990)  $28,976
        Net loss . . . .  ---    ---   --- (4,562)  ---   ---  (4,562)
        Shares issued from
            treasury stock .     ---   ---   (597)  ---    49     602    5
        Retirement of treasury stock   (31)    (3) (385)  ---      31  388       ---
        Exercise of stock options. .    17      2    20   ---     ---  ---        22
                                             -----       -----    ------      -----     -----     -----       ------
Balance, May 31, 1992. .      21,907 2,191 37,781     (15,531)    ---  ---    24,441
        Net loss . . . .  ---    ---   ---(11,600)  ---   --- (11,600)
        Exercise of stock options. .    40      4    46   ---     ---  ---        50
        Issuance of shares for the
             purchase of Mental
             Health Programs, Inc. .    40      4    56   ---     ---  ---        60
                                             -----       -----    ------      -----     -----     -----       ------
Balance, May 31, 1993. .      21,987 2,199 37,883     (27,131)         ---       ---    12,951
        Net loss . . . .  ---    ---   --- (7,852)  ---   ---  (7,852)
                                             -----       -----    ------      -----     -----     -----       ------
Balance, May 31, 1994. .      21,987$2,199$37,883    $(34,983)    ---  ---    $5,099
                                             =====       =====    ======     ======     =====     =====        =====


























The accompanying notes are an integral part of these consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

   Consolidated Statements of Cash Flows


                                                                                           Year Ended May 31,
                                                                                      1994        1993        1992
                                                    (Dollars in thousands)
Cash flows from operating activities:
       Net loss. . . . . . . . . . . . . . . . $(7,852)     $(11,600)  $(4,562)
        Adjustments to reconcile net loss to net
          cash used in operating activities:
        Depreciation and amortization. . . . .   1,762  2,946  2,602
        Provision for doubtful accounts. . . .   1,558  6,187  6,065
        Gain on sale of RehabCare stock, net .     ---(13,114)         (17,683)
        Gain on Sovran settlement, net . . . .     ---   (584)   ---
        Loss on sale/write-down of assets. . .      36  4,382 15,986
        Carrying costs incurred on property and equipment
         held for sale . . . . . . . . . . . .  (1,241)(1,330)(4,487)
        Other restructuring/non-recurring expenses . .    ---  5,452       ---
        Equity in earnings of unconsolidated affiliates. . .     ---      (384)(168)
        Decrease in refundable income taxes. .     ---    ---  4,650
        Decrease(increase) in accounts and notes receivable.     452     2,542(3,554)
        Decrease in accounts payable and accrued liabilities  (2,762)   (4,927)(1,719)
        Increase in income taxes payable . . .      68    ---    ---
        Other, net . . . . . . . . . . . . . .     818    278 (6,759)
                                                                                     ------      ------       ------
         Net cash used in operating activities . . . . (7,161)         (10,152)(9,629)
                                                                                     ------      ------       ------

Cash flows from investing activities:
        Proceeds from sale of property and equipment
           (operating and  held for sale). . .  10,357  3,489  4,700
        Proceeds from the sale of RehabCare stock. . .    --- 18,825    20,553
        Proceeds from Sovran settlement, net .     ---    584    ---
        Additions to property and equipment, net . . .   (383)  (474)     (726)
        Purchase of operating entity . . . . .     ---    (75)  (750)
        Distributions from joint ventures. . .     ---    ---     50
                                                                                     ------      ------       ------
           Net cash provided by investing activities .  9,974 22,349    23,827
                                                                                     ------      ------       ------
Cash flows from financing activities:
        Repayment of debt. . . . . . . . . . .  (2,158)      (11,835)  (17,071)
        Bank and other (repayments)borrowings.     --- (1,266) 1,266
        Exercise of stock options. . . . . . .     ---     50     22
        Other, net . . . . . . . . . . . . . .     ---    ---      5
                                                                                     ------      ------       ------
         Net cash used in financing activities . . . . (2,158)(13,051) (15,778)
                                                                                     ------      ------       ------

Net increase(decrease) in cash and cash equivalents. .    655   (854)   (1,580)
Cash and cash equivalents at beginning of year . . . .  1,126  1,980     3,560
                                                                                     ------      ------       ------
Cash and cash equivalents at end of year . . . $ 1,781$ 1,126$ 1,980
                                                                                     ======      ======       ======
Supplemental disclosures of cash flow information:
       Cash paid during the year for:
        Interest . . . . . . . . . . . . . . . $ 1,302$ 2,050$ 4,237
                                                                                     ======      ======       ======
        Income taxes . . . . . . . . . . . . . $   233       $   338   $   135
                                                                                     ======      ======       ======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-- Summary of Significant Accounting Policies

         The consolidated financial statements include the accounts of Comprehensive Care Corporation (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company's consolidated financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems (see Note 2-- "Operating Losses and Liquidity").

Revenue Recognition

         Approximately 66%, 88% and 91% of the Company's operating revenues were received from private sources in fiscal 1994, 1993 and 1992, respectively. The remainder is received from Medicare, Medicaid and other governmental programs. The latter are programs which provide for payments at rates generally less than established billing rates. Payments are subject to audit by intermediaries administering these programs. Revenues from these programs are recorded under reimbursement principles applicable to each of the programs. Although management believes estimated provisions currently recorded properly reflect these revenues, any differences between final settlement and these estimated provisions are reflected in operating revenues in the year finalized.

Property and Equipment

         Depreciation and amortization of property and equipment are computed on the straight-line method over the estimated useful lives of the related assets, principally: buildings and improvements -- 5 to 40 years; furniture and equipment -- 3 to 12 years; leasehold improvements -- life of lease or life of asset, whichever is less. Property and equipment is carried at estimated net realizable value.

Property and Equipment Held for Sale

         Property and equipment held for sale represents net assets of certain freestanding facilities and other properties that the Company intends to sell, and is carried at estimated net realizable value. Net realizable value has been reduced by the estimated operating and selling costs of these facilities through their expected disposal dates.

         Property and equipment held for sale, which are expected to be sold in the next fiscal year, are shown as current assets on the consolidated balance sheets. Gains and losses on facilities sold are recorded as an adjustment to the remaining property values until all facilities are sold.

Intangible Assets

         Intangible assets include costs in excess of fair value of net assets of businesses purchased (goodwill), licenses, and similar rights. Costs in excess of net assets purchased are amortized over 20 to 25 years. The costs of other intangible assets are amortized over the period of benefit. The amounts in the consolidated balance sheets are net of accumulated amortization of goodwill of $652,000 and $536,000 at May 31, 1994 and 1993, respectively.

Deferred Contract Costs

         The Company has entered into contracts with independent general hospitals whereby it will provide services in excess of the standard agreement. In recognition of the hospitals' long-term commitment, the Company has paid certain amounts to them. These amounts may be used by the hospitals for capital improvements or as otherwise determined by the hospital. The Company is entitled to a prorata refund in the event that the hospital terminates the contract before its scheduled termination date; accordingly, these amounts are charged to expense over the life of the contract.

Cash and Cash Equivalents

         Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows. Included in cash are short-term investments of $1,294,000 and $228,000 at May 31, 1994 and 1993, respectively.

Income Taxes

         Effective June 1, 1993, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes" on a prospective basis. Prior to this date, the Company
accounted for income taxes under APB 11.   Statement No. 109 changed
the Company's method of accounting for income taxes from the deferred method required under APB 11 to the asset and liability method. Under the deferred method, annual income tax expense is matched with pretax accounting income by providing deferred taxes at current tax rates for timing differences between the determination of net earnings for financial reporting and tax purposes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The change to Statement No. 109 had no cumulative effect on the financial statements of the Company as a result of recording a valuation allowance.

Charity Care

         The Company provides charity care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Corporate policy allows for charity when appropriate which must be prearranged and the patient must meet applicable federal and/or state poverty guidelines. The Company will not pursue collection of charity accounts. Charity charges foregone, based upon established rates, were less than 1% of the Company's operating revenues for fiscal 1994 and 1993.

Loss Per Share

         Primary and fully diluted loss per common and common equivalent share have been computed by dividing net loss by the weighted average number of common shares outstanding during the period. During fiscal 1994, 1993 and 1992, the convertible subordinated debentures had an antidilutive impact on loss per share and, accordingly, were excluded from the computation.

         The weighted average number of common and common equivalent shares used to calculate loss per share was 21,987,000, 21,957,000 and 21,900,000 for the years ended May 31, 1994, 1993 and
1992, respectively.

Reclassifications

         Certain prior year amounts have been reclassified to conform with the current year's presentation.


Note 2-- Operating Losses and Liquidity

         The Company incurred losses before income taxes totaling approximately $7.6 million for the year ended May 31, 1994, which was principally a result of poor utilization of its freestanding facilities and behavioral medicine contracts and the development and expansion of its behavioral medicine managed care business.

         In response to these continuing losses, the Company has taken steps to bring expenses in line with revenues by reducing staff, closure and disposition of various freestanding facilities and other cost cutting measures. If utilization at particular facilities continues to deteriorate such that anticipated reductions in operating losses are not achieved, those facilities will also be considered for closure and disposition. The Company recorded no asset writedowns during fiscal 1994 and $4.4 million in asset write-downs during fiscal 1993 primarily related to the recognition of losses on facilities to be sold and revaluation of facilities designated for disposition. These amounts include the estimated future operating losses, selling costs and carrying costs of such facilities until disposition at an assumed future point in time. To the extent that actual costs and time required to dispose of the facilities differ from these estimates, adjustments to the amount written-down may be required. Future operating losses and carrying costs of such facilities will be charged back directly to the carrying value of the respective assets held for sale. Because chemical dependency treatment facilities are special purpose structures, their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment currently being experienced throughout the industry. In the second quarter of 1993, the Company redesignated various facilities as continuing operations and in the fourth quarter of 1993, closed four facilities, incurring significant operating losses. During fiscal 1994, none of the Company's remaining six operating facilities were designated for disposition.

         The Company's current assets at May 31, 1994, amounted to approximately $15.1 million and current liabilities were approximately $14.7 million, resulting in working capital of approximately $0.4 million and a current ratio of 1:1. Included in current assets are four hospital facilities and two other properties designated as property and equipment held for sale with a total carrying value of $6.9 million. The Company sold three facilities during fiscal 1994 and is seeking to sell the remaining facilities and properties during fiscal 1995. Should the Company be unable to complete the sale transactions during fiscal 1995, the Company's working capital would be materially adversely affected. The Company's primary use of working capital is to fund operating losses while it seeks to restore profitability to certain of its freestanding facilities and expand its behavioral medicine managed care business.

Note 3-- Acquisitions and Dispositions

         On July 3, 1991, RehabCare, a wholly-owned subsidiary of the Company as of May 31, 1991, and the Company completed an initial public offering of 2,500,000 shares of RehabCare common stock. Of the total shares sold to the public, 1,700,000 shares were sold by the Company and 800,000 shares were new shares issued by RehabCare. Net proceeds to the Company totaled approximately $20.6 million, of which approximately $11.3 million was used to pay a portion of the Company's senior secured debt. A gain of approximately $18 million on the sale of the RehabCare shares was recorded in the Company's consolidated statement of operations for the first quarter of fiscal 1992. The Company's remaining 48% interest (2,300,000 shares) in RehabCare was accounted for on the equity method (see Note 7-- "Investments in Unconsolidated Affiliates"). The Company sold its remaining 48% interest in RehabCare to RehabCare during fiscal 1993 and a gain of approximately $13.1 million was recorded in the Company's consolidated statement of operations for the second quarter of 1993. Net proceeds to the Company totaled $18.8 million which were used for the paydown of a portion of senior secured debt, short-term borrowings, and to fund working capital.

         In November 1991, the Company sold its CareUnit
Hospital of Orange which closed in February 1991. In February 1992, the Company sold its long-term care facility in Tustin, California as an operating facility.

         In December 1992, the Company purchased Mental Health Programs, Inc. based in Tampa, Florida, from the former owner. The Company has changed the name to AccessCare, Inc. The terms of the purchase included a payment of $75,000, issuance of 40,000 shares of the Company's common stock, an employment agreement, a stock option agreement and the assumption of bank debt from the former owner. Both the stock option and employment agreements and the release of the former owner as guarantor of the bank debt are contingent upon the continued employment of the former owner with the Company. In July 1993, the Company terminated the employment agreement and is currently in litigation with the former owner. In connection with this acquisition, the Company recorded goodwill of approximately $829,000.

         In October 1992, the Company's wholly-owned subsidiary, Starting Point, Inc., entered into a joint operating agreement with Century HealthCare of California to manage Newport Harbor Psychiatric Hospital, a 68-bed adolescent psychiatric facility and Starting Point, Orange County, a 70-bed adult psychiatric facility. The Company has an 80% interest in this venture. This agreement was mutually dissolved on February 28, 1993. A pretax loss of approximately $0.1 million and $1.1 million, net of minority interest, was included in the consolidated financial statements for the years ended May 31, 1994 and 1993, respectively.

         On April 5, 1993, the Company sold its CareUnit
Hospital of Nevada. Proceeds from the sale were utilized to reduce the Company's senior secured debt and the remainder was used for working capital purposes. On July 1, 1993, the Company sold its CareUnit Hospital of Albuquerque and on October 1, 1993, sold its CareUnit Hospital of South Florida/Tampa. Proceeds from both of these sales were utilized to reduce the Company's senior secured debt and the remainder was utilized for working capital purposes. On December 10, 1993, the Company sold its CareUnit Hospital of Coral Springs. Proceeds from the sale were utilized for working capital purposes. In April 1994, the Company sold a material portion of its publishing business. Proceeds from the sale will be used for working capital purposes.

Note 4--  Accounts and Notes Receivable

         There were no current notes receivable as of May 31, 1994. Current notes receivable were $215,000 at May 31, 1993. The following table summarizes changes in the Company's allowance for doubtful accounts and contractual adjustments for the years ended May 31, 1994, 1993 and 1992:

                                    Additions Charged To
                        Balance at       Reserve for          Balance at
                         Beginning       Closed                 End of
                          of YearExpense FacilitiesRecoveries    Other     Year
                                         (Dollars in thousands)
Year ended May 31, 1994. $ 8,217$1,558 $   76    $2,283     $ (6,405)   $ 5,729
Year ended May 31, 1993.  10,882 6,187    381     3,518      (12,751)     8,217
Year ended May 31, 1992.   8,714 6,065  2,777     3,815      (10,489)    10,882

         During fiscal 1993, the Company fully implemented its current write-off and reserve policy whereby all accounts past a certain aging category or otherwise deemed by management to be uncollectible are written-off and recorded as bad debt expense. Any recoveries are netted against expense. Other represents the effect of the write-off of accounts net of the change in the allowance for contractual adjustments.


Note 5--  Property and Equipment Held for Sale

         The Company has decided to dispose of certain freestanding facilities and other assets (see Note 2-- "Operating Losses and Liquidity"). Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with an historical net book value of approximately $23.3 million and $38.2 million at May 31, 1994 and 1993, respectively, is carried at estimated net realizable value of approximately $6.9 million and $15.4 million at May 31, 1994 and 1993, respectively. In fiscal 1993 and 1992, aggregate losses were recorded totaling approximately $3.7 million and $15.2 million, respectively, to reflect these assets at estimated net realizable value and are included in loss on sale/write-down of assets in the consolidated statements of operations.
Operating revenues and operating expenses of the facilities designated for disposition were approximately $0.1 million and $1.3 million, respectively, for the year ended May 31, 1994, and $0.8 million and $2.1 million, respectively, for the year ended May 31, 1993. In addition, $1,000,000 was reclassified to property and equipment during fiscal 1994 to adjust property to its estimated fair market value.

         A summary of the transactions affecting the carrying value of property and equipment held for sale is as follows:

                                                                                            Year Ended May 31,
                                                 1994     1993    1992
                                                   (Dollars in thousands)
Beginning balance. . . . . . . . . . . . . . . $15,352 $35,568 $21,496

Designation of facilities as property and equipment held for sale. . .  ---    10,977    29,456
Proceeds from sale of assets . . . . . . . . .  (9,806)    ---  (4,700)
Carrying costs incurred during phase-out period. . . .   1,241   1,3304,487
Loss on sale/write-down of facilities. . . . .     ---  (3,670)(15,171)
Redesignation of facilities as continuing operations .     --- (28,853)           ---
Reclassification to property and equipment . .   1,000     ---     ---
Other costs incurred upon sale of assets . . .    (848)    ---     ---
                                                                                    -------      -------       -------
Ending balance                                 . . . . $ 6,939 $15,352        $35,568
                                                                                    =======      =======        ======

         Property and equipment held for sale at May 31, 1992 included certain hospitals which were proposed for inclusion in sale/leaseback transactions and were carried at estimated net realizable value totaling $27.8 million. In early fiscal 1993, the Company had expected to sell certain freestanding facilities to CMP Properties, Inc. and lease them back. The facilities expected to be sold and leased back were carried at estimated net realizable value which had been reduced for estimated selling costs for these facilities. On October 28, 1992, the board of directors of the Company terminated its plans for the public offering of shares of common stock of its wholly owned subsidiary CMP Properties, Inc. As a result, the proposed sale of hospitals to CMP Properties subject to leaseback to the Company was not completed, and the properties which were to be part of the transaction and were designated as assets held for sale were reclassified during the second quarter as property and equipment. In connection with this proposed transaction, the Company advanced $1.1 million to a former consultant which was to be returned in the event the transaction was terminated. These advances were to be secured by the common stock of an unrelated company and were classified as accounts receivable at May 31, 1993. The shares of common stock pledged were purported to be in the possession of the Company's former legal counsel as collateral for the advances, but were not provided to the Company when the transaction was terminated. The Company is currently in litigation with the former consultant and legal firm to recover the advances and has no receivable recorded as of May 31, 1994.


Note 6--  Property and Equipment

Property and equipment, at cost, consists of the following:

                                                     As of May 31,
                                                    1994      1993
                                                       (Dollars in thousands)
Land and improvements. . . . . . . . . . . . .   $ 4,063  $ 4,117
Buildings and improvements . . . . . . . . . .    18,192   19,209
Furniture and equipment. . . . . . . . . . . .     4,817    5,866
Leasehold improvements . . . . . . . . . . . .     1,365    1,364
Capitalized leases . . . . . . . . . . . . . .       889      876
                                                                                         ------          ------
                                                 $29,326  $31,432
                                                                                         ======         ======

         Included in property and equipment are writedowns to net realizable value totaling $4,631,700 and $3,490,000 as of May 31, 1994 and 1993, respectively.

Note 7--  Investments in Unconsolidated Affiliates

         The Company has a 50% interest in a joint venture partnership with another corporation for the purpose of operating two hospitals. Under the terms of the joint venture agreement, the Company managed Crossroads Hospital and its partner managed Woodview-Calabasas Hospital. Each of the partners in the joint venture received a management fee for the hospital it managed. The Company is currently in negotiation to dissolve this joint venture retroactive to December 1991. The Company retained the hospital it managed and its partner retained the other. The results of operations of the hospital retained have been included in the consolidated financial statements beginning January 1, 1992. Crossroads Hospital continued to be managed by the Company although it was closed in August 1992, and was subleased through the remaining term of the lease which expired in September 1993. Woodview-Calabasas Hospital continues to be managed by its joint-venture partner although it was closed in April 1993.

         The Company has a 50% interest in a joint venture agreement with a subsidiary of HealthOne Corporation (formerly The Health Central System). The joint venture owned and operated Golden Valley Health Center, a behavioral medicine facility located in a suburb of Minneapolis, Minnesota, which was sold in fiscal 1989. The Company serves as managing partner of the joint venture, which holds a promissory note from the purchaser of the facility in the amount of $2.5 million. The purchaser was forced into receivership in January 1992 and was dissolved during fiscal 1994. The Company did not receive any proceeds from this dissolution. In fiscal 1991, the Company recorded its respective loss as a result of the uncollectability of the promissory note.

         As of May 31, 1993, the Company no longer had any interest in the outstanding common stock of RehabCare (a wholly-owned subsidiary prior to its initial public offering which was completed on July 3, 1991) which was previously carried on the equity method (see
Note 3-- "Acquisitions and Dispositions"). Earnings related to the Company's ownership in RehabCare amounted to $384,000 and $1,224,000 for the years ended May 31, 1993 and 1992, respectively. Carrying value, cost and market value of the Company's remaining investment in RehabCare was $4.0, $3.1 and $19.6 million, respectively, at May 31, 1992. The condensed combined operating results of affiliates for fiscal 1993 and 1992 include the results of RehabCare subsequent to July 3, 1991 through the sale of the Company's remaining interest in November 1992.

         The Company reported its interest in these affiliates on the equity method. The condensed combined operating results of affiliates are as follows:

                                                    Year Ended May 31,
                                                   1994   1993   1992
                                                      (Dollars in thousands)
        Revenues . . . . . . . . . . . . . . .  $   ---$11,928$47,854
        Costs and expenses:
          Operating, general and administrative. . . .     --- 10,536    45,500
          Depreciation and amortization. . . .      ---    148    559
                                                                                       ------       ------     ------
                                                    --- 10,684 46,059
                                                                                       ------       ------     ------
        Earnings before income taxes . . . . .      ---  1,244  1,795
        Income taxes . . . . . . . . . . . . .      ---    443  1,360
                                                                                       ------       ------     ------
        Net earnings . . . . . . . . . . . . .     $---   $801   $435
                                                                                       ======       ======     ======

Note 8--  Other Assets

Other assets consist of the following:

                                                      As of May 31,
                                                      1994     1993
                                                         (Dollars in thousands)
        Intangible assets, net . . . . . . . .     $1,762    $1,877
        Deferred contract costs, net . . . . .         81       142
        Other. . . . . . . . . . . . . . . . .        319       670
                                                                                           ------          ------
                                                   $2,162    $2,689
                                                                                           ======          ======


Note 9--  Accounts Payable and Accrued Liabilities

        Accounts payable and accrued liabilities consist of the following:
                                                      As of May 31,
                                                      1994     1993
                                                         (Dollars in thousands)

        Accounts payable and accrued liabilities . . . .     $9,132   $10,266
        Accrued salaries and wages . . . . . .      1,140     1,527
        Accrued vacation . . . . . . . . . . .        576       628
        Accrued legal. . . . . . . . . . . . .        353     1,034
        Payable to third-party intermediaries.      1,751       852
        Deferred compensation and severance. .        824     1,430
                                                                                           ------          ------
                                                  $13,776   $15,737
                                                                                           ======         =======

Note 10--  Long-Term Debt and Short-Term Borrowings

        Long-term debt consists of the following:

                                                   Year Ended May 31,
                                                      1994     1993
                                                         (Dollars in thousands)
Senior secured debt:
        Senior secured notes, bearing interest at 11.4%, payable semiannually,
          maturing in 1995 (b)(c). . . . . . .    $   ---   $ 1,944
                                                                                           ------         -------
                                                      ---     1,944
9% to 10% notes, payable in monthly installments with maturity dates through 1995, collateralized by real and personal
        property having a net book value of $4,886 . . .         41   96
7.5% convertible subordinated debentures due 2010 (a). .      9,5389,538
Capital lease obligations. . . . . . . . . . .        740       780
Bank debt, interest and principal payable in monthly installments maturing in August 1997, collateralized by the trust of the
        former owner (d) . . . . . . . . . . .        312       408
Other. . . . . . . . . . . . . . . . . . . . .        ---        23
                                                                                           ------         -------
Total long-term debt . . . . . . . . . . . . .     10,631    12,789
                                                                                           ------         -------
Less current maturities of long-term debt. . .        154     2,137

Long-term debt, excluding current maturities .    $10,477   $10,652
                                                                                           ======         =======


         As of May 31, 1994, aggregate annual maturities of long-term debt for the next five years (in accordance with stated maturities of the respective loan agreements) are approximately
$154,000 in 1995, $614,000 in 1996, $578,000 in 1997, $488,000 in 1998
and $449,000 in 1999.

         In March 1992, to fund operations, the Company obtained approximately $1.3 million in short-term borrowings secured by accounts and notes receivable of CareUnit, Inc., bearing interest at 12% per annum, and due August 31, 1992. The Company paid the principal and interest with the proceeds from the sale of RehabCare stock.

         The Company had no revolving loan or short-term borrowings during fiscal 1994. The maximum amount outstanding on the revolving loan and short-term borrowings was approximately $4.2 million during the years ended May 31, 1993 and 1992. The average amount outstanding of such borrowings, based upon an average of month-end balances for periods when the Company had such debt outstanding, was $2.2 million and $3.2 million during the years ended May 31, 1993 and 1992, respectively. Weighted average interest rates for short-term borrowings were 7.54% and 8.63% for the years ended May 31, 1993 and 1992, respectively.

(a)In April 1985, the Company issued $46 million in convertible subordinated debentures. These debentures require that the Company make semi-annual interest payments in April and October at an interest rate of 7.5%. The debentures are due in 2010 but may be converted to common stock of the Company at the option of the holder at a conversion price of $25.97 per share, subject to adjustment in certain events. The debentures are also redeemable at the option of the Company in certain circumstances. Mandatory annual sinking fund payments sufficient to retire 5% of the aggregate principal amount of the debentures are required to be made on each April 15 commencing in April 1996 to and including April 15, 2009. During fiscal 1991, holders of approximately $36.5 million debentures voluntarily converted their debentures into 11,667,200 shares of common stock at a temporarily reduced conversion price.

(b)In July 1988, the Company and two subsidiaries of the Company issued $20 million in senior secured notes to a group of insurance companies. The notes were originally secured by three of the Company's freestanding facilities. See also note (c) below. Performance of the subsidiaries' obligations under the notes is guaranteed by the Company. The notes originally provided for the payment of interest at a fixed rate of 10.5% per annum. The notes require principal payments in five equal annual installments beginning on August 1, 1991, the first of which was prepaid in July 1990. Interest on the unpaid balance was payable semi-annually commencing February 1, 1989. From May 1990 to July 1992, the Company entered into several amendments to the trust indenture which changed certain restrictive covenants, collateral provisions, maturity dates and interest rates. The Company paid $5.5 million and $1.3 million with the proceeds of the sale of RehabCare stock on September 30, 1992 and November 13, 1992, respectively. The remaining balance at May 31, 1993 totaled $1.9 million, of which $0.6 million was paid on July 1, 1993, $0.6 million was paid on August 1, 1993 and the remaining balance was paid on October 1, 1993.

(c)On May 3, 1990, the Company entered into a Collateral Trust Agreement for the benefit of the holders of the Company's senior secured debt, that is, the banks, the insurance companies and the revenue bondholder. Under this agreement, substantially all the Company's assets not previously pledged were pledged as additional collateral to secure the senior indebtedness. Substantially all the proceeds resulting from a sale of any of the pledged assets was used to repay senior indebtedness.

(d)On December 30, 1992, the Company assumed approximately $456,000 in bank debt with the purchase of Mental Health Programs, Inc. (see Note 3--"Acquisition and Dispositions"). The note is secured and guaranteed by the trust of the former owner of Mental Health Programs, Inc. The release of collateral and guarantee are contingent upon continued employment of the former owner with the Company. The note is payable at $8,000 per month with the balance due on August 31, 1997. Interest is at prime plus 1.5%.

Note 11--  Lease Commitments

         The Company leases certain facilities, furniture and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, maintenance and repair expenses. Total rental expenses for all operating leases are as follows:

                                                     Year Ended May 31,
                                                  1994    1993     1992
                                                     (Dollars in thousands)
          Minimum rentals. . . . . . . . . . .  $1,342  $1,257   $1,393
          Contingent rentals . . . . . . . . .     ---      15       59
                                                                                      ------        ------       ------
          Total rentals. . . . . . . . . . . .  $1,342  $1,272   $1,452
                                                                                      ======        =====        ======

         Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease; contingent rents associated with capital leases in fiscal 1994, 1993 and 1992 were $61,000, $60,000 and $60,000, respectively. The net book value of capital leases at May 31, 1994 and 1993 was $567,000 and $580,000, respectively.

         Future minimum payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at May 31, 1994:

                                                     Capital  Operating
           Fiscal Year                               Leases    Leases
                                                        (Dollars in thousands)
           1995. . . . . . . . . . . . . . . . . .  $  167    $  719
           1996. . . . . . . . . . . . . . . . . .     138       359
           1997. . . . . . . . . . . . . . . . . .     132       263
           1998. . . . . . . . . . . . . . . . . .     132         7
           1999. . . . . . . . . . . . . . . . . .     132       ---
           Later years . . . . . . . . . . . . . .     902       ---
                                                                                            ------          ------
           Total minimum lease payments. . . . . .  $1,603    $1,348
                                                                                                             =====
           Less amounts representing interest. . .     863
                                                                                            ------
           Present value of net minimum lease payments . .      $740
                                                                                            ======

Note 12--  Income Taxes

        Provision for income taxes consist of the following:


                                                    Year Ended May 31,
                                                   1994   1993   1992
                                                      (Dollars in thousands)
Current:
        Federal. . . . . . . . . . . . . . . .   $ ---   $ ---   $139
        State. . . . . . . . . . . . . . . . .     301     194    110
                                                                                      ------       ------      -----
                                                  $301    $194   $249
                                                                                      ======       ======      =====

         A reconciliation between benefit from income taxes and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income taxes is as follows:

                                                    Year Ended May 31,
                                                   1994   1993   1992
                                                      (Dollars in thousands)
Benefit from income taxes at the statutory tax rate. . $(2,567)$(3,878) $(1,466)
State income taxes, net of federal tax benefit . . . .     199    128        73
Amortization of intangible assets. . . . . . .       38     30     23
Tax effect of net operating loss . . . . . . .    2,607  3,888  1,459
Alternative minimum tax expense in excess of regular
        tax expense. . . . . . . . . . . . . .      ---    ---    139
Other, net                                             . . . .     24        26   21
                                                                                        -----       -----      -----
                                                   $301   $194   $249
                                                                                       ======      ======      =====

        Deferred income taxes represent the tax effect related to recording revenue and expense items that are reported in different years for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are comprised of the following as of May 31, 1994 (Dollars in thousands):

           Deferred Tax Assets:
             Net operating loss carryforward .          $14,968
             Restructuring/non-recurring costs . . . .           9,418
             Bad debt expense. . . . . . . . .              568
             Employee benefits and options . .              663
             Other, net. . . . . . . . . . . .            2,185
                                                                                                    ------
                Total Deferred Tax Assets. . .           27,802
             Valuation Allowance . . . . . . .          (24,404)
                                                                                                    ------
                Net Deferred Tax Assets. . . .            3,398
                                                                                                    ------
           Deferred Tax Liabilities:
             Depreciation. . . . . . . . . . .           (2,929)
             Cash to accrual differences . . .             (469)
                                                                                                    ------
                Total Deferred Tax Liabilities . . . .          (3,398)
                                                                                                   -------
           Net Deferred Tax Assets . . . . . .          $   ---
                                                                                                    ======

         The Company is subject to alternative minimum tax
("AMT") at a 20% rate on alternative minimum taxable income which is determined by making statutory adjustments to the Company's regular taxable income. Net operating loss carryforwards may be used to offset only 90% of the Company's alternative minimum taxable income. The Company expensed federal income tax of $139,000 in 1992 and this amount is expected to be offset against another federal income tax liability relating to an AMT liability on earlier years (see Note 15-- "Commitments and Contingencies"). The Company will be allowed a credit carryover of $666,000 against regular tax in the event that regular tax expense exceeds the alternative minimum tax expense (see
Note 15-- "Commitments and Contingencies").

         At May 31, 1994, the Company has net operating loss carryforwards of approximately $67 million for financial reporting purposes. For tax purposes, the Company has operating loss carryforwards of approximately $39 million which expire in 2006 through 2009. All benefits from recoverable Federal income taxes paid in prior years (tax carrybacks) were recognized as of May 31, 1990.
No further tax carrybacks are available.

Note 13--  Employee Benefit Plans

         The Company had deferred compensation plans
("Financial Security Plans") for its key executives and medical directors. Under provisions of these plans, participants elected to defer receipt of a portion of their compensation to future periods. Upon separation from the Company, participants received payouts of their deferred compensation balances over periods from five to fifteen years. Effective January 1, 1989, participants were not offered the opportunity to defer compensation to future periods. In June 1992, the Company terminated the plan and placed the remaining participants on 5-year payments. The consolidated balance sheet as of May 31, 1994 reflects the present value of the obligation to the participants under the plan of $924,000.

         The Company has a 401(k) Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed six consecutive months of employment are eligible to participate in the plan. Effective June 1, 1994, eligibility was modified to one year of employment and a minimum of twenty (20) regular scheduled hours per week. Each participant may contribute from 2% to 15% of his or her compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is non-discriminatory. The Company made approximately $20,000 and $9,000 in contributions to the Plan in fiscal 1994 and 1993, respectively. The Company did not make any matching contributions to the plan in fiscal year 1992.

Note 14--  Stockholders' Equity

         The Company is authorized to issue 60,000 shares of preferred stock with a par value of $50 per share. No preferred shares have been issued.

         The Company has a 1988 Incentive Stock Option Plan and a 1988 Nonstatutory Stock Option Plan (the "1988 Plans"). Options granted under the 1988 Incentive Stock Option Plan are intended to qualify as incentive stock options ("ISOs") under Section 422 of the Internal Revenue Code. In fiscal 1992, the 1988 Incentive Stock Option Plan and 1988 Nonstatutory Stock Option Plan were amended to increase the total number of shares reserved for issuance under the plans and to expand the class of eligible persons under the nonstatutory plan to include advisors and consultants. Options granted under the 1988 Nonstatutory Stock Option Plan do not qualify as ISOs. The maximum number of shares subject to options are 1,500,000 and 400,000 for the ISOs and nonstatutory options, respectively. The following table sets forth the activity related to ISOs for the years ended May 31, 1994, 1993 and 1992:

                                     Number of                   Option Price
                                        Shares Per Share           Aggregate

Balance, May 31, 1991. . . . . . . . . . . .432,500$1.25-3.00   $ 800
        Options exercised in fiscal 1992 . .(17,334)    $1.25     (22)
        Options canceled in fiscal 1992. . .(42,500)   $2.125     (90)
        Options issued or regranted in fiscal 1992    492,500$2.125-3.38  1,057
        Options forfeited in fiscal 1992 . .         (100,000)       $1.25-3.00 (283)
                                                                                -------                       ------
Balance, May 31, 1992. . . . . . . . . . . .765,166$1.25-3.38  $1,462
        Options forfeited in fiscal 1993 . .         (130,000)       $1.25-3.38 (283)
                                                                                -------                       ------
Balance, May 31, 1993. . . . . . . . . . . .635,166$1.25-3.00  $1,179
        Options forfeited in fiscal 1994 . .         (467,500)       $1.25-3.00 (830)
                                                                                -------                       ------
Balance, May 31, 1994. . . . . . . . . . . .167,666$1.25-3.00    $349
                                                                                =======                       ======


Options under the 1988 Plans to purchase 126,009 shares and 464,123 shares were exercisable as of May 31, 1994 and 1993, respectively.

The following table sets forth the activity related to nonstatutory options for the years ended May 31, 1994, 1993 and 1992:

                                 Number of                     Option Price
                                Shares Per Share           Aggregate

Balance, May 31, 1991. . . . . . . . . . . .200,000     $1.25   $ 250
        Options issued or regranted in fiscal 1992    120,000   $1.25  150
                                                                                -------                        -----
Balance, May 31, 1992. . . . . . . . . . . .320,000     $1.25   $ 400
        Options exercised in fiscal 1993 . .(40,000)    $1.25     (50)
                                                                                -------                        -----
Balance, May 31, 1993. . . . . . . . . . . .280,000     $1.25   $ 350
        Options forfeited in fiscal 1994 . .         (120,000)  $1.25 (150)
                                                                                -------                        -----
Balance, May 31, 1994. . . . . . . . . . . .160,000     $1.25    $200
                                                                                =======                        =====


        Nonstatutory options to purchase 160,000 and 280,000 shares were exercisable as of May 31, 1994 and 1993, respectively.

         The per share exercise price of options issued under the plans is determined by the Board of Directors, but in no event is the option exercise price so determined less than the then fair market value (as defined in the plans) of the shares at the date of grant.
In the case of an ISO, if, on the date of the grant of such option, the optionee is a restricted stockholder (as defined in the plans), the option exercise price cannot be less than 110% of the fair market value of the shares on the date of the grant.

         Options vest and become exercisable at such times and in such installments as the Board of Directors provides for in the individual option agreement, except that an option granted to a director may not be exercised until the expiration of one year from the date such option is granted. Subject to the limitation with respect to the vesting of options granted to directors, the Board of Directors may in its sole discretion accelerate the time at which an option or installment thereof may be exercised.

         In July 1992, options not under any plan were issued to the former Vice Chairman. Options for 1,000,000 shares were granted at an exercise price ranging from $1.50 to $3.00. These options were exercisable 25 percent at grant date and each year thereafter. Options for 250,000 shares are currently exercisable at $1.50 and expire in February 1995. The remaining 750,000 options were forfeited. In December 1992, options not under any plan were issued to the former owner of Mental Health Programs, Inc., as an inducement essential to the purchase of Mental Health Programs, Inc. (see Note 3-
- - - "Acquisitions and Dispositions"). Options for 100,000 shares were granted at an exercise price ranging from $1.50 to $3.00. These options are exercisable 25 percent after one year from the grant date and each year thereafter and were contingent upon the continued employment with the Company. In July 1993, the Company terminated the employment agreement, and as a result, the 100,000 options were forfeited. In February 1993, options not under any plan were issued to the Company's Chief Financial Officer. Options for 500,000 shares were granted at an exercise price ranging from $1.00 to $2.00. These options become exercisable 25 percent after one year from the grant date and each year thereafter.

         On April 19, 1988, the Company declared a dividend of one common share purchase right ("Right") for each share of common stock outstanding at May 6, 1988. Each Right entitles the holder to purchase one share of common stock at a price of $30 per share, subject to certain anti-dilution adjustments. The Rights are not exercisable and are transferable only with the common stock until the earlier of ten days following a public announcement that a person has acquired ownership of 25% or more of the Company's common stock or the commencement or announcement of a tender or exchange offer, the consummation of which would result in the ownership by a person of 30% or more of the Company's common stock. In the event that a person acquires 25% or more of the Company's common stock or if the Company is the surviving corporation in a merger and its common stock is not changed or exchanged, each holder of a Right, other than the 25% stockholder (whose Rights will be void), will thereafter have the right to receive on exercise that number of shares of common stock having a market value of two times the exercise price of the Right.
If the Company is acquired in a merger or more than 50% of its assets are sold, proper provision shall be made so that each Right holder shall have the right to receive or exercise, at the then current exercise price of the Right, that number of shares of common stock of the acquiring company that at the time of the transaction would have a market value of two times the exercise price of the Right. The Rights are redeemable at a price of $.02 per Right at any time prior to ten days after a person has acquired 25% or more of the Company's common stock.

Note 15--  Commitments and Contingencies

         On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4-92CV002194-SNL). The Company seeks relief of damages in the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. On May 18, 1993, the District Court denied a motion for summary judgement filed by RehabCare. On June 16, 1993, RehabCare filed a counterclaim seeking a declaratory judgement with respect to the rights of both parties under the stock redemption agreement, an injunction enjoining the Company from taking action under stock redemption or restated shareholders agreements and damages. The Company has filed a motion with the court to strike RehabCare's request for damages for attorney's fees and costs on the grounds that such relief is not permitted by law nor authorized by the agreements between the parties. This case was scheduled for trial on May 9, 1994, but has been continued on the court's own initiative and the new trial date has not been set. Management believes that the Company's allegations have merit and intends to vigorously pursue this suit. Management further believes that should RehabCare prevail at trial on its request for such attorneys fees and costs, such fees and costs would not materially affect the financial statements of the Company.

         In connection with the proposed sale of hospitals to CMP Properties, Inc. (see Note 5-- "Property and Equipment for Sale"), the Company advanced $1.1 million to a former consultant which was to be returned in the event the transaction was terminated. These advances were to be secured by the common stock of an unrelated company. The shares of common stock pledged were purported to be in the possession of the Company's former legal firm as collateral for the advances, but were not provided to the Company when the transaction was terminated. The Company is currently in litigation with the former consultant and legal firm to recover the advances.

         The Company is currently undergoing a payroll tax audit by the Internal Revenue Service ("IRS") for calendar years 1983 through 1991. The IRS agent conducting the audit has asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. On April 8, 1991, the Company received a proposed assessment related to this assertion claiming additional taxes and penalties due totaling approximately $19.4 million for calendar years 1983 through 1988. The Company filed a protest with the IRS and contested the proposed assessment with the Appeals Office of the Internal Revenue Service in St. Louis, Missouri. The Appeals Office issued a reduced assessment in the amount of approximately $6,300,000, plus penalties and interest of $6,500,000. The IRS is also examining the Company's employment tax returns for the years 1989 through 1991, and the agent conducting the examination proposed the assessment of additional taxes for those years in the approximate amount of $1,600,000, plus penalties and interest in an undetermined amount. While management believes the Company has strong arguments to support its treatment of the payments to independent contractors to whom substantially all of the assessment relates, the Company has submitted an offer in compromise to the IRS for the calendar years 1983 through 1991 for $5 million. A reserve has been established with respect to this matter to cover expenses the Company expects to incur; however, there can be no assurance that such reserves are adequate until a formal settlement is reached with the IRS. The Company and RehabCare, in May 1991, entered into a Tax Sharing Agreement providing for the Company to indemnify RehabCare for any claims of income or payroll taxes due for all periods through February 28, 1991. The Company has established a reserve with respect to covering expenses the Company expects RehabCare to incur under the Tax Sharing Agreement.

         The federal income tax returns of the Company for its fiscal years ended 1984 and 1987 through 1991, have been examined by the IRS. The Company has provided the IRS with satisfactory documentary support for the majority of items questioned and those items have been deleted from the proposed assessment and accepted as originally filed. The remaining items have been agreed to and resulted in a disallowance of approximately $229,000 in deductions which will be offset against the Company's net operating losses available for carryover. The examination also included the review of the Company's claim for refund of approximately $205,000 relating to an amended return for the fiscal year ended May 31, 1992. During completion of the audit, the IRS noted that the Company had received excess refunds representing its AMT liability of approximately $666,000 in 1990 and 1991 from the carryback of net operating losses to the fiscal years ended May 31, 1988 and 1989, respectively. On March 29, 1994, the Company agreed to the assessment of $666,000 plus interest and received the final bill of $821,000 during the fourth quarter of fiscal 1994. The Company has accrued for this liability, net of refunds, in income taxes payable.

         From time to time, the Company and its subsidiaries are also parties and their property is subject to ordinary routine litigation incidental to their business. In some pending cases, claims exceed insurance policy limits and the Company or a subsidiary may have exposure to liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company's financial statements.

                  PART III

Items 10 and 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
                 AND EXECUTIVE COMPENSATION.

         The Company expects to file its definitive proxy statement for the 1994 annual meeting of shareholders no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference. Executive Officers of Comprehensive Care Corporation and principal subsidiaries are listed on page 13 of this Form 10-K.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         Information required is set forth under the caption
"Principal Stockholders" in the proxy statement for the 1994 annual meeting of shareholders and is incorporated herein by reference.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required is set forth under the caption
"Compensation Committee Interlocks and Insider Participation" in the proxy statement for the 1994 annual meeting of shareholders and is incorporated herein by reference.

                   PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

        (a)
1.      Financial Statements
             Included in Part II of this report:
               Report of Independent Public Accountants
               Independent Auditors' Report
              Consolidated Balance Sheets, May 31, 1994 and
1993
              Consolidated Statements of Operations, Years
Ended May 31, 1994, 1993 and 1992
              Consolidated Statements of Stockholders'
Equity, Years Ended May 31, 1994, 1993 and 1992
              Consolidated Statements of Cash Flows, Years
Ended May 31, 1994, 1993 and 1992
               Notes to Consolidated Financial Statements

            2. Financial Statement Schedules
              V. Property and Equipment
             VI. Accumulated Depreciation and Amortization of Property and Equipment
              X. Supplementary Statements of Operations
Information

        Other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

            3. Exhibits

            Exhibit
            Number
Description and Reference

            3.1 Restated Certificate of Incorporation
                (1).
            3.2 Restated Bylaws as amended March 24, 1994
                (filed herewith).
            4.1 Indenture dated April 25, 1985 between
                the Company and Bank of America, NT&SA,
                relating to Convertible Subordinated
                Debentures (2).
            4.3 Rights Agreement dated as of April 19,
                1988 between the Company and Security
                Pacific National Bank (3).
          10.1  Standard form of CareUnit Contract (4).
          10.2  Standard form of CarePsychCenter Contract (4).
          10.4 Financial Security Plan for executive management and medical directors (5)*.
          10.5  Form of Stock Option Agreement (4)*.
          10.6  Form of Indemnity Agreement as amended March 24, 1994
                (filed herewith)*.
          10.28 The Company's Employee Savings Plan as amended and restated as of June 30, 1993 (6)*.
          10.31 Agreement between the Company and Livingston & Company dated April 1, 1991 (7).
          10.32 Shareholder Agreement dated as of May 8, 1991 between the Company and RehabCare Corporation (7).
          10.33 Tax Sharing Agreement dated as of May 8,1991 between the Company and RehabCare Corporation (7).
          10.35 Agreement between Company and Livingston & Co. dated
                December 21, 1991 (8).
          10.36 Option Agreement with Richard W. Wolfe dated July 1, 1992 (8).*
          10.37 Redemption Agreement dated September 1,1992 between
                RehabCare and the (8).
          10.40 1988 Incentive Stock Option and 1988 Nonstatutory Stock
                Option Plans, as amended (8).*
          10.46 Employment Agreement dated December 30, 1992 between the Company and Walter E. Afield, M.D. (9).

Exhibits (continued)

            Exhibit
            Number                Description and Reference

          10.47 Non-qualified Option Agreement dated December 30, 1992 between the Company and Walter E. Afield, M.D. (9).
          10.48 Non-Qualified Stock Option Agreement dated February 2, 1993, between the Company and Fred C. Follmer (filed herewith).
          11    Computation of Loss Per Share (filed herewith).
          22    List of the Company's subsidiaries (filed herewith).
          24.1  Consent of Arthur Andersen & Co. (filed herewith).
          24.2  Consent of KPMG Peat Marwick llp (filed herewith).

____________________________________

* Management contract or compensatory plan or arrangement with one or more directors or executive officers.
(1) Filed as an exhibit to the Company's Form 10-Q for the quarter ended August 31, 1986.
(2) Filed as an exhibit to the Company's Form S-3 Registration Statement No. 2-97160.
(3)     Filed as an exhibit to the Company's Form 8-K dated
        May 4, 1988.
(4) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1988.
(5) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1990.
(6) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1991.
(7) Filed as an exhibit to RehabCare Corporation's Form S-1 Registration Statement No. 33-40467.
(8) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1992.
(9) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1993.

     (b) Reports on Form 8-K

           1)   On March 7, 1994, the Company filed a
                current report on Form 8-K to report new members of the Board of Directors, new members of the Compensation Committee, the Board approval of amendment of the Company's Certificate of Incorporation
                (subject to shareholder approval) and the tentative approval of voluntary, temporary reduction of conversion price of convertible debentures.

           2)   On May 10, 1994, the Company filed a
                current report on Form 8-K reporting the resignation of Richard C. Peters,
                President and Chief Executive Officer.

           3)   On June 30, 1994, the Company filed a
                current report on Form 8-K to report an
                assessment received from the IRS relating to the payroll tax audit for calendar years 1983 through 1988 (see Note 15--
                "Commitments and Contingencies").

                 SIGNATURES

           Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 25, 1994.

                        COMPREHENSIVE CARE CORPORATION

                      By   /s/         CHRISS W. STREET

Chriss W. Street

Chairman

and Chief Executive Officer

           Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.

Signature       Title                 Date

                                Chairman and
                Chief Executive Officer

   /s/     CHRISS W. STREET
(Principal Executive Officer) August 25, 1994
Chriss W. Street

                Chief Operating Officer and
                Chief Financial Officer

   /s/     FRED C. FOLLMER
(Principal Financial Officer) August 25, 1994
Fred C. Follmer

                Vice President, Secretary and
                Chief Accounting Officer

   /s/     KERRI RUPPERT
(Principal Accounting Officer)August 25, 1994
Kerri Ruppert


   /s/     WILLIAM H. BOUCHER         DirectorAugust 25, 1994
William H. Boucher


   /s/     J. MARVIN FEIGENBAUM       DirectorAugust 25, 1994
J. Marvin Feigenbaum


   /s/     HARVEY G. FELSEN           DirectorAugust 25, 1994
Harvey G. Felsen


   /s/     HOWARD S. GROTH            DirectorAugust 25, 1994
Howard S. Groth


   /s/      W. JAMES NICOL            DirectorAugust 25, 1994
W. James Nicol

       COMPREHENSIVE CARE CORPORATION

    Schedule V - Property and Equipment

  Years Ended May 31, 1994, 1993 and 1992




                              Balance at         Sales Balance at
                             Beginning ofAdditions         and  Reclassi-    End of
                                Period  at CostRetirements fications(1)      Period
                                   (Dollars in thousands)
Year ended May 31, 1994
       Land and improvements .$ 4,117 $  --- $   ---  $    (54) $ 4,063
       Buildings and improvements. .  19,209      82        99   (1,000)   18,192
       Furniture and equipment . . .   5,866     280     1,956      627     4,817
       Leasehold improvements.  1,364      3      15        13    1,365
       Capitalized leases. . .    876     18     ---        (5)     889
                                                       -------       ------       ------         -------        -------
                              $31,432   $383  $2,070     $(419) $29,326
                                                        ======       ======       ======         =======        =======

Year ended May 31, 1993
       Land and improvements .      $    ---  $  ---  $    ---  $ 4,117   $ 4,117
       Buildings and improvements. .   2,963     203     2,731   18,774    19,209
       Furniture and equipment . . .   3,440     360     3,201    5,267     5,866
       Leasehold improvements.    463    136      24       789    1,364
       Capitalized leases. . .    ---     67     ---       809      876
                                                       -------       ------       ------         -------        -------
                              $ 6,866   $766  $5,956   $29,756  $31,432
                                                        ======       ======       ======         =======        =======


Year ended May 31, 1992
       Land and improvements .$ 7,525 $  --- $   ---  $ (7,525)  $  ---
       Buildings and improvements. .  25,309     337        56  (22,627)    2,963
       Furniture and equipment . . .  11,463     403     2,330   (6,096)    3,440
       Leasehold improvements.    829     11     377       ---      463
       Capitalized leases. . .    745    ---     745       ---      ---
                                                       -------       ------       ------         -------        -------
                              $45,871   $751  $3,508  $(36,248) $ 6,866
                                                        ======       ======       ======         =======        =======
</TABLE?






(1) Includes amounts which have been reclassified from(to) property and equipment held for sale.





See accompanying Report of Independent Public Accountants.

COMPREHENSIVE CARE CORPORATION

Schedule VI - Accumulated Depreciation and Amortization of Property and Equipment

Years Ended May 31, 1994, 1993 and 1992




                              Balance at         Sales Balance at
                             Beginning ofAdditions         and  Reclassi-    End of
                                Period  at CostRetirements fications(1)      Period
                                   (Dollars in thousands)
Year ended May 31, 1994
       Buildings and improvements. . $ 7,670  $  887    $   95  $   205   $ 8,667
       Furniture and equipment . . .   4,470     507     1,877      311     3,411
       Leasehold improvements.    792     79      14        81      938
       Capitalized leases. . .    297     25     ---       ---      322
                                                       -------       ------       ------         -------        -------
                              $13,229 $1,498  $1,986   $   597  $13,338
                                                        ======       ======       ======         =======        =======

Year ended May 31, 1993
       Buildings and improvements. .  $  871  $1,371   $   869  $ 6,297   $ 7,670
       Furniture and equipment . . .   1,338     926       922    3,129     4,471
       Leasehold improvements.    383     82      22       349      792
       Capitalized leases. . .    ---    ---     ---       296      296
                                                       -------       ------       ------         -------        -------
                               $2,592 $2,379  $1,813   $10,071  $13,229
                                                        ======       ======       ======         =======        =======

Year ended May 31, 1992
       Buildings and improvements. . $ 1,664  $1,268    $    8  $(2,053)  $   871
       Furniture and equipment . . .   8,579     982     1,246   (6,977)    1,338
       Leasehold improvements.    528     66     308        97      383
       Capitalized leases. . .           612      52       631      (33)      ---
                                                       -------       ------       ------         -------        -------
                              $11,383 $2,368  $2,193   $(8,966) $ 2,592
                                                        ======       ======       ======         =======        =======









(1) Includes amounts which have been reclassified from(to) property and equipment held for sale.





See accompanying Report of Independent Public Accountants.

COMPREHENSIVE CARE CORPORATION
Schedule X - Supplementary Statements of Operations Information
Years Ended May 31, 1994, 1993 and 1992






                                                 1994  1993   1992
                                                    (Dollars in thousands)
        Advertising costs. . . . . . . . . . .   $566$2,238 $2,557


































See accompanying Report of Independent Public Accountants.