Form 10-Q
period 1994-08-31
COMPREHENSIVE CARE CORP
filed 1994-10-14
CIK 22872

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended August 31, 1994
                          ---------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______ to ________

     Commission File Number 0-5751


              COMPREHENSIVE CARE CORPORATION
              ------------------------------------
     (Exact name of registrant as specified in its charter)


         Delaware                           95-2594724
- - - ---------------------------     ----------------------------------
(State or other jurisdiction   (I.R.S. Employer Identification No.)
 of incorporation or organi-
 zation)

 16305 Swingley Ridge Dr. Suite 100, Chesterfield, Missouri  63017
- - - ------------------------------------------------------------------
   (Address of principal executive offices and Zip Code)

                        (314) 537-1288
                        --------------
      (Registrant's telephone number, including area code)


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


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


               Classes                     Outstanding at October 13,
1994
- - - --------------------------------------     ----------------------------
- - - ---
Common Stock, par value $.10 per share               21,986,916

 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                      Index









Part I - Financial Information


Item 1.  -  Condensed Consolidated Financial Statements


Condensed consolidated balance sheets, August 31, 1994
and May 31,1994----------------------------------------------------   3

Condensed consolidated statements of operations for the
three months ended August 31, 1994 and 1993------------------------   4

Condensed consolidated statements of cash flows for the
three months ended August 31, 1994 and 1993------------------------   5

Notes to condensed consolidated financial statements---------------   6



Item 2. -  Management's discussion and analysis of
financial condition and results of operations----------------------   9



Part II - Other Information----------------------------------------  12

Item 1. -  Legal Proceedings---------------------------------------  12

Item 6. -  Exhibits and Reports on Form 8-K------------------------  13

Signatures---------------------------------------------------------  14

PART I.  -  FINANCIAL INFORMATION

Item 1. -  Condensed Consolidated Financial Statements

   COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
       Condensed Consolidated Balance Sheets
   (Dollars in thousands, except per share amounts)

                                                                     August 31,      May 31,
                                                                       1994           1994
                                                                     ---------       ------
                                                                    (unaudited)
Assets

Current assets:
   Cash and cash equivalents                                         $   275        $ 1,781
   Accounts and notes receivable, less allowance for
     doubtful accounts of $4,965 and $5,729                            4,921          5,848
   Property and equipment held for sale                                7,054          6,939
   Other current assets                                                  399            508
                                                                      ------         ------
Total current assets                                                  12,649         15,076
                                                                      ------         ------
Property and equipment, at cost                                       29,317         29,326
Less accumulated depreciation and amortization                       (13,676)       (13,338)
                                                                      ------         ------
Net property and equipment                                            15,641         15,988
                                                                      ------         ------
Other assets                                                           2,090          2,162
                                                                      ------         ------
Total assets                                                         $30,380        $33,226
                                                                      ======         ======

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued liabilities                          $13,548        $13,776
   Current maturities of long-term debt                                  144            154
   Income taxes payable                                                  768            734
                                                                      ------         ------
Total current liabilities                                             14,460         14,664
                                                                      ------         ------
Long-term debt, excluding current maturities                          10,435         10,477
Other liabilities                                                      2,886          2,986
Commitments and contingencies (see Note 5)
Stockholders' equity:
   Preferred stock, $50.00 par value; authorized 60,000 shares           ---            ---
   Common stock, $.10 par value; authorized 30,000,000 shares,
      issued 21,986,916 shares                                         2,199          2,199
   Additional paid-in capital                                         37,883         37,883
   Accumulated deficit                                               (37,483)       (34,983)
                                                                      ------         ------
      Total stockholders'equity                                        2,599          5,099
                                                                      ------         ------
Total liabilities and stockholders' equity                           $30,380        $33,226
                                                                      ======         ======

The accompanying notes are an integral part of these consolidated financial statements.

   COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
   Condensed Consolidated Statements of Operations
                      (Unaudited)
   (Dollars in thousands, except per share amounts)


                                                                         Three Months Ended
                                                                        ---------------------
                                                                        August 31,  August 31,
                                                                          1994         1993
Revenues and gains:
   Operating revenues                                                    $8,057       $8,713
   Interest income                                                            6            5
                                                                         ------       ------
                                                                          8,063        8,718
Costs and expenses:
   Operating expenses                                                     7,989        7,609
   General and administrative expenses                                    1,067          852
   Provision for doubtful accounts                                          750          711
   Depreciation and amortization                                            461          503
   Interest expense                                                         251          339
                                                                         ------       ------
                                                                         10,518       10,014
                                                                         ------       ------
Loss before income taxes                                                 (2,455)      (1,296)

Provision for income taxes                                                   45           45
                                                                         ------       ------
Net loss                                                                $(2,500)     $(1,341)
                                                                         ======       ======
Loss per share:

   Net loss                                                              $(0.11)      $(0.06)
                                                                          =====        =====






















The accompanying notes are an integral part of these consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
                 (Unaudited)
           (Dollars in thousands)

                                                                        Three Months Ended
                                                                     ------------------------
                                                                      August 31,  August 31,
                                                                         1994        1993
                                                                      ---------   ---------
Cash flows from operating activities:
   Net loss                                                            $(2,500)   $(1,341)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
     Depreciation and amortization                                         461        503
     Provision for doubtful accounts                                       750        711
     Loss(gain) on sale/write-down of assets                                (4)        24
     Carrying costs incurred on property and equipment held for sale      (135)      (481)
     Decrease in accounts and notes receivable                             177        549
     Decrease in other current assets and other assets                     123        241
     Decrease in accounts payable and accrued liabilities                 (228)    (1,642)
     Increase(decrease) in income taxes payable                             34        (16)
     Decrease in other liabilities                                        (100)      (216)
                                                                         -----      -----

   Net cash used in operating activities                                (1,422)    (1,668)
                                                                         -----      -----

Cash flows from investing activities:
   Net proceeds from sale of property and equipment held for sale            5      3,252
   Additions to property and equipment                                     (37)       (92)
                                                                         -----      -----
     Net cash provided by (used in) investing activities                   (32)     3,160
                                                                         -----      -----
Cash flows from financing activities:
   Repayment of debt                                                       (52)    (1,313)
                                                                         -----      -----
     Net cash (used in) financing activities:                              (52)    (1,313)
                                                                         ------     -----
Net increase(decrease) in cash and cash equivalents                     (1,506)       179

Cash and cash equivalents at beginning of period                         1,781      1,126
                                                                         -----      -----
Cash and cash equivalents at end of period                              $  275     $1,305
                                                                         =====      =====








The accompanying notes are an integral part of these consolidated financial statements.

Note 1  -  Basis of Presentation

     The condensed consolidated balance sheet as of August 31, 1994, and the related condensed consolidated statements of operations and cash flows for the three months ended August 31, 1994 and 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended August 31, 1994, are not necessarily indicative of the results to be expected during the balance of the fiscal year.

     The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended May 31, 1994, on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

     The Company's financial statements are presented on the basis that it is a going concern. The Company incurred significant losses from operations in fiscal 1994 and continues to report losses for fiscal 1995. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems. The consolidated financial statements do not include any adjustments that might result from an unfavorable outcome of this uncertainty.

     The weighted average number of shares outstanding used to compute loss per share were 21,987,000 for the three months ended August 31, 1994 and 1993.

NOTE 2  -  OPERATING LOSSES AND LIQUIDITY

     The Company's current assets at August 31, 1994 amounted to approximately $12.6 million and current liabilities were approximately $14.5 million, resulting in working capital deficit of approximately $1.9 million and a current ratio of 1:.9. Included in current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $7.1 million. The Company's primary use of working capital is to fund operations while it seeks to restore profitability to certain of its freestanding facilities and expand its behavioral medicine managed care business.

     The Company does not expect to make its next payment of interest on its 7 1/2% Convertible Subordinated Debentures (the "Debentures") when such payment is otherwise scheduled to be made (October 17, 1994). Notwithstanding this development, management intends to seek to restructure several of its obligations and commitments in order to satisfy its payment obligations under the Indenture for the Debentures before expiration of the applicable grace period for non-payment and the declaration of an event of default thereunder. Management intends that this "global restructuring" include as many of the following steps as possible: (i) the effectuation of a 1-for-10 reverse stock split (which will occur on October 21, 1994); (ii) completion of the proposed settlement of the Company's payroll tax audit with the IRS (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein); (iii) restructuring of the Company's financial obligations represented by the Debentures; and (iv) an equity capital infusion. No assurance can be given that all of the foregoing steps will be successfully completed.

NOTE 3  -  PROPERTY AND EQUIPMENT HELD FOR SALE

     The Company recorded no additional asset write-downs during the first quarter of fiscal 1995 and fiscal 1994 in connection with the recognition of losses and revaluation of facilities closed, sold or designated for disposition. Future operating losses and carrying costs of such facilities will be charged directly to the carrying value of the respective property and equipment held for sale. Because chemical dependency treatment facilities are special purpose structures, their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment being experienced throughout the industry. The Company will continue to evaluate the performance of all of its operating facilities in their respective markets, and, if circumstances warrant, modify the number of facilities designated for disposition.

     Property and equipment held for sale, which are expected to be sold in the next fiscal year, are shown as current assets on the consolidated balance sheets. Gains and losses on facilities sold are recorded as an adjustment to the remaining property values until all facilities are sold.

     A summary of the transactions affecting the carrying value of property and equipment held for sale for the three months ended August 31, 1994, is as follows (in thousands):



Balance as of May 31, 1994--------------------------------------$6,939

Carrying costs incurred during phase-out period-----------------   135
Other-----------------------------------------------------------   (20)
                                                                 -----
Balance as of August 31, 1994-----------------------------------$7,054
                                                                 =====


NOTE 4  -  INCOME TAXES

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

     On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4-92CV002194-SNL). The Company seeks relief of damages in the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. On May 18, 1993, the District Court denied a motion for summary judgement filed by RehabCare. On June 16, 1993, RehabCare filed a counterclaim seeking a declaratory judgement with respect to the rights of both parties under the stock redemption agreement, an injunction enjoining the Company from taking action under stock redemption or restated shareholders agreements and damages. The Company has filed a motion with the court to strike RehabCare's request for damages for attorneys' fees and costs on the grounds that such relief is not permitted by law nor authorized by the agreements between the parties. This case is set for a jury trial beginning February 13, 1995. Management believes that the Company's allegations have merit and intends to vigorously pursue this suit. Management further believes that should RehabCare prevail at trial on its request for such attorneys' fees and costs, such fees and costs would not materially affect the financial statements of the Company.

     In connection with the proposed sale of hospitals to CMP Properties, Inc., the Company advanced $1.1 million to a former consultant which was to be returned in the event the transaction was terminated. These advances were to be secured by the common stock of an unrelated company. The shares of common stock pledged were purported to be in the possession of the Company's former legal firm as collateral for the advances, but were not provided to the Company when the transaction was terminated. The Company is currently in litigation with the former consultant and legal firm to recover the advances.

  The Company is currently undergoing a payroll tax audit by the Internal Revenue Service ("IRS") for calendar years 1983 through 1991. The IRS agent conducting the audit has asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. On April 8, 1991, the Company received a proposed assessment related to this assertion claiming additional taxes and penalties due totaling approximately $19.4 million for calendar years 1983 through 1988. The Company filed a protest with the IRS and contested the proposed assessment with the Appeals Office of the Internal Revenue Service in St. Louis, Missouri (the "Appeals Office"). The Appeals Office issued a reduced assessment in the amount of approximately $6,300,000, plus penalties and interest of $6,500,000. The IRS is also examining the Company's employment tax returns for the years 1989 through 1991, and the agent conducting the examination proposed the assessment of additional taxes for those years in the approximate amount of $1,600,000, plus penalties and interest in an undetermined amount. While management believes the Company has strong arguments to support its treatment of the payments to independent contractors to whom substantially all of the assessment relates, the Company has now reached a proposed settlement for the calendar years 1983 through 1991 with the Appeals Office pursuant to which it is proposed that the Company pay the IRS $5 million, in full settlement of the audit. This proposed settlement is currently under review by the IRS district counsel. Payment terms have been proposed at 50% within 90 days of finalization with the remainder financed over the next five years. A reserve has been established with respect to this matter to cover expenses the Company expects to incur; however, there can be no assurance that such reserves are adequate until a formal settlement is reached with the IRS. In May 1991, the Company and RehabCare entered into a Tax Sharing Agreement providing for the Company to indemnify RehabCare for any claims of income or payroll taxes due for all periods through February 28, 1991. RehabCare settled a proposed assessment for a payroll tax audit of calendar years 1987 and 1988 for $326,114. The Company has established a reserve with respect to this settlement.

     The federal income tax returns of the Company for its fiscal years ended 1984 and 1987 through 1991 have been examined by the IRS. The Company has provided the IRS with satisfactory documentary support for the majority of items questioned and those items have been deleted from the proposed assessment and accepted as originally filed. The remaining items have been agreed to and resulted in a disallowance of approximately $229,000 in deductions which will be offset against the Company's net operating losses available for carryover. The examination also included the review of the Company's claim for refund of approximately $205,000 relating to an amended return for the fiscal year ended May 31, 1992. During completion of the audit, the IRS noted that the Company had received excess refunds representing its AMT liability of approximately $666,000 in 1990 and 1991 from the carryback of net operating losses to the fiscal years ended May 31, 1988 and 1989, respectively. On March 29, 1994, the Company agreed to the assessment of $666,000 plus interest and received the final bill of $821,000 during the fourth quarter of fiscal 1994. The Company has accrued for this liability, net of refunds, in income taxes payable.

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

NOTE 6  -  SUBSEQUENT EVENT

     The Company intends to effectuate a one-for-ten reverse stock split as of the close of business on Friday, October 21, 1994, subject to approval by the New York Stock Exchange, Inc. of the Company's
Supplemental Listing Application.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statistical Information

     The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:

                                                                     Three months ended
                                                              --------------------------------
                                                             August 31,   May 31,   August 31,
                                                                1994       1994        1993
                                                             ---------    ------    ---------
Patient days:
   Freestanding facilities                                     8,564      9,792       9,587
   Behavioral medicine contracts                               8,580      7,954      10,050

Freestanding facilities:
   Occupancy rate                                                 27%        30%         30%
   Admissions                                                    979      1,011         954
   Average length of stay (days)                                   9         10          10

Behavioral medicine contracts:
   Average occupied beds per contract                              7          7           7
   Admissions                                                  1,072        953       1,132
   Average length of stay (days)                                   8          8           9

Total beds available at end of period:
   Freestanding facilities                                       347        347         347
   Behavioral medicine contracts                                 251        236         309



THREE MONTHS ENDED AUGUST 31, 1994 COMPARED TO THREE MONTHS ENDED
MAY 31, 1994

     The Company reported a loss of approximately $2.5 million or $0.11 per share for the quarter ended August 31, 1994, an improvement of approximately $1.5 million or $0.08 per share from the loss reported for the quarter ended May 31, 1994. Included in the loss for the fourth quarter is an increase in general and administrative expenses which is predominantly attributable to increasing the accrual for prior years' employment taxes.

FREESTANDING OPERATIONS

     Admissions in the first quarter of fiscal 1995 decreased to 979 from 1,011 in the fourth quarter of 1994, an overall decline of 3%.
The following table sets forth selected quarterly utilization data on a "same store" basis:

                                               Same Store Utilization
                                               -----------------------
                                              Fiscal 1995  Fiscal 1994
                                              1st Quarter  4th Quarter
                                              -----------  -----------
Admissions                                         979         1,011
Average length of stay                               9            10
Patient days                                     8,564         9,792


     Net revenue per patient day for "same store" facilities decreased approximately 3% to $646 for the first quarter of fiscal 1995 from $667 for the fourth quarter of fiscal 1994. Admissions also decreased for the quarter from 1,011 in the fourth quarter of fiscal 1994 to 979 in the first quarter of fiscal 1995 or by approximately 3%. The decline in admissions combined with the decrease in length of stay resulted in a decrease in net operating revenues for the first quarter of fiscal 1995 of $1.0 million. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to impact and affect this decline in utilization. The Company continues to focus its efforts toward providing effective, lower cost outpatient, partial hospitalization and daycare programs, obtaining psychiatric treatment licenses for its freestanding facilities, and toward establishing and maintaining relationships and contracts with managed care and other organizations which pay for or broker such services.

     The following table illustrates revenues in outpatient and daycare programs offered by the "same store" facilities:

                                        Net Outpatient/Daycare Revenues
                                        -------------------------------
                                            (Dollars in thousands)
                                        Fiscal 1995         Fiscal 1994
                                        1st Quarter         4th Quarter
                                        -----------         -----------
Facilities offering                            6                   6
Net outpatient/daycare revenues           $2,803              $3,115
% of total "same store" net
   operating revenues                         51%                 48%

     Although operating expenses at the Company's freestanding facilities on a "same store" basis decreased $0.3 million, the provision for doubtful accounts increased by $0.2 million. As a result, operating income decreased $0.9 million from the fourth quarter of fiscal 1994.


     The Company is taking steps to increase revenues, primarily through relicensing facilities to provide psychiatric treatment, and the continued development of its behavioral medicine managed care business. The Company is also inplementing cost reduction measures, including the closure of selected facilities. The Company owns six facilities which are operating and four facilities which are closed and currently listed for sale. The Company will continue to evaluate the performance of these facilities in their respective markets, and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.

BEHAVIORAL MEDICINE CONTRACTS

     During the first quarter of fiscal 1995, patient days of service at behavioral medicine contracts declined by approximately 6% from 9,161 patient days to 8,580 patient days. Units which were operational for both the fourth quarter of fiscal 1994 and the first quarter of fiscal 1995 experienced an 8% decline in utilization to 8,580 patient days. Average net revenue per patient day at these units decreased by 2% from the previous quarter resulting in a decline in overall net inpatient operating revenues of 8% to $0.8 million. Net outpatient revenues for programs operational for both quarters at these units decreased 4% from approximately $389,000 in the fourth quarter of 1994 to approximately $372,000 in the first quarter of fiscal 1995.

     The following table sets forth quarterly utilization data on a "same store" basis:

                                            Same Store Utilization
                                            ----------------------
                                         Fiscal 1995      Fiscal 1994
                                         1st Quarter      4th Quarter
                                         -----------      -----------
Admissions                                  1,072            1,053
Average length of stay                        8.0              9.0
Patient days                                8,580            9,161
Average occupancy rate                         37%              41%

     For units operational for both quarters, operating expenses increased 2%, which combined with the decline in operating revenues resulted in operating income at the unit level decreasing by 27% from the fourth quarter of fiscal 1994.

MANAGED CARE OPERATIONS

     During the first quarter of fiscal 1995, the number of covered lives increased by 7%. This increase is primarily attributable to new contracts added during fiscal 1995. AccessCare distinguishes itself from its competition by being the "science-based" provider of care and manages all clinical programs based upon proven treatment technologies.

     In the first quarter of fiscal 1995, operating revenues increased 13% from the fourth quarter of fiscal 1994. Operating expenses declined 24% in fiscal 1995 as a result of the decrease in start-up costs which were required during fiscal 1994. The increase in operating revenues during the first quarter of fiscal 1995 combined with the decrease in operating expenses resulted in an improvement in AccessCare's net operating loss of 60% or $0.6 million from the fourth quarter of fiscal 1994.

THREE MONTHS ENDED AUGUST 31, 1994 COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1993

     The Company reported a pretax loss of approximately $2.5 million for the first quarter of fiscal 1995, an increase of approximately $1.2 million from the pretax loss of approximately $1.3 million reported for the first quarter of fiscal 1994.

     Operating revenues for the first quarter of fiscal 1995 declined by approximately $0.7 million from the first quarter of fiscal 1994. This decrease is primarily a result of the sale of an operating entity during fiscal 1994 and a decline in operating revenues in the behavioral medicine contracts and freestanding operations which offset the increase in operating revenues generated by managed care operations.

     Operating expenses increased by approximately $0.4 million from the first quarter of fiscal 1994 to the first quarter of fiscal 1995. The increase in operating expenses is primarily attributable to the freestanding operations and the expenses related to managed care operations expansion and development. General and administrative expenses increased by approximately $0.2 million from the first quarter of fiscal 1994. The first quarter of 1994 reflects approximately $345,000 as a result of the revaluation of a provision for general and administrative expenses. Excluding the revaluation, general and administrative expenses decreased $0.1 million during the first quarter of fiscal 1995 compared to the same quarter of fiscal 1994.

     Interest expense decreased by approximately $0.1 million from the first quarter of fiscal 1994 as a result of the repayment of debt with the proceeds from the sale of assets and the reduction of the interest expense attributable to the Financial Security Plan, the Company's former deferred compensation plan.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current assets at August 31, 1994 amounted to approximately $12.6 million and current liabilities were approximately $14.5 million, resulting in working capital deficit of approximately $1.9 million and a current ratio of 1:.9. Included in current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $7.1 million. The Company's primary use of working capital is to fund operations while it seeks to restore profitability to certain of its freestanding facilities and expand its behavioral medicine managed care business.

     The Company does not expect to make its next payment of interest on its 7 1/2% Convertible Subordinated Debentures (the "Debentures") when such payment is otherwise scheduled to be made (October 17, 1994). Notwithstanding this development, management intends to seek to restructure several of its obligations and commitments in order to satisfy its payment obligations under the Indenture for the Debentures before expiration of the applicable grace period for non-payment and the declaration of an event of default thereunder. Management intends that this "global restructuring" include as many of the following steps as possible: (i) the effectuation of a 1-for-10 reverse stock split (which will occur on October 21, 1994); (ii) completion of the proposed settlement of the Company's payroll tax audit with the IRS (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein); (iii) restructuring of the Company's financial obligations represented by the Debentures; and (iv) an equity capital infusion. No assurance can be given that all of the foregoing steps will be successfully completed.

PART II - OTHER INFORMATION

ITEM 1.  -  LEGAL PROCEEDINGS

     On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4-92CV002194-SNL). The Company seeks relief of damages in the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. On May 18, 1993, the District Court denied a motion for summary judgement filed by RehabCare. On June 16, 1993, RehabCare filed a counterclaim seeking a declaratory judgement with respect to the rights of both parties under the stock redemption agreement, an injunction enjoining the Company from taking action under stock redemption or restated shareholders agreements and damages. The Company has filed a motion with the court to strike RehabCare's request for damages for attorney's fees and costs on the grounds that such relief is not permitted by law nor authorized by the agreements between the parties. This case is set for a jury trial beginning February 13, 1995. Management believes that the Company's allegations have merit and intends to vigorously pursue this suit. Management further believes that should RehabCare prevail at trial on its request for such attorneys fees and costs, such fees and costs would not materially affect the financial statements of the Company.

     In connection with the proposed sale of hospitals to CMP Properties, Inc., the Company advanced $1.1 million to a former consultant which was to be returned in the event the transaction was terminated. These advances were to be secured by the common stock of an unrelated company. The shares of common stock pledged were purported to be in the possession of the Company's former legal firm as collateral for the advances, but were not provided to the Company when the transaction was terminated. The Company is currently in litigation with the former consultant and legal firm to recover the advances.

Other Litigation

     The Company is currently undergoing a payroll tax audit by the Internal Revenue Service ("IRS") for calendar years 1983 through 1991. The IRS agent conducting the audit has asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. On April 8, 1991, the Company received a proposed assessment related to this assertion claiming additional taxes and penalties due totaling approximately $19.4 million for calendar years 1983 through 1988. The Company filed a protest with the IRS and contested the proposed assessment with the Appeals Office of the Internal Revenue Service in St. Louis, Missouri. The Appeals Office issued a reduced assessment in the amount of approximately $6,300,000, plus penalties and interest of $6,500,000. The IRS is also examining the Company's employment tax returns for the years 1989 through 1991, and the agent conducting the examination proposed the assessment of additional taxes for those years in the approximate amount of $1,600,000, plus penalties and interest in an undetermined amount. While management believes the Company has strong arguments to support its treatment of the payments to independent contractors to whom substantially all of the assessment relates, the Company has now reached a proposed settlement for the calendar years 1983 through 1991 with the Appeals Office pursuant to which it is proposed that the Company pay the IRS $5 million, which will include penalties and interest. This proposed settlement is currently under review by the IRS district counsel. Payment terms have been proposed at 50% within 90 days of finalization with the remainder financed over the next three years. A reserve has been established with respect to this matter to cover expenses the Company expects to incur; however, there can be no assurance that such reserves are adequate until a formal settlement is reached with the IRS. In May 1991, the Company and RehabCare entered into a Tax Sharing Agreement providing for the Company to indemnify RehabCare for any claims of income or payroll taxes due for all periods through February 28, 1991. RehabCare has settled a proposed assessment for a payroll tax audit of calendar years 1987 and 1988 for $326,114. The Company has established a reserve with respect to this settlement.

     The federal income tax returns of the Company for its fiscal years ended 1984 and 1987 through 1991 have been examined by the IRS. The Company has provided the IRS with satisfactory documentary support for the majority of items questioned and those items have been deleted from the proposed assessment and accepted as originally filed. The remaining items have been agreed to and resulted in a disallowance of approximately $229,000 in deductions which will be offset against the Company's net operating losses available for carryover. The examination also included the review of the Company's claim for refund of approximately $205,000 relating to an amended return for the fiscal year ended May 31, 1992. During completion of the audit, the IRS noted that the Company had received excess refunds representing its alternative minimum tax ("AMT") liability of approximately $666,000 in 1990 and 1991 from the carryback of net operating losses to the fiscal years ended May 31, 1988 and 1989, respectively. On March 29, 1994, the Company agreed to the assessment of $666,000 plus interest and received the final bill of $821,000 during the fourth quarter of fiscal 1994. The Company has accrued for this liability, net of refunds, in income taxes payable.

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

ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

            10.49     Non-qualified Stock Option Agreement dated August
                      25, 1994 between the Company and Chriss W. Street
                      (filed herewith).
            10.50     Non-qualified Stock Option Agreement dated August
                      25, 1994  between the Company and Ronald G.
                      Hersch (filed herewith).
            27        Financial Data Schedules (filed herewith).

     (b)    Reports on Form 8-K

            1.) On September 13, 1994, the Company filed a current report on Form 8-K to report the appointment of Mr. Rudy R. Miller as a director.

                             SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         COMPREHENSIVE CARE CORPORATION








October 14, 1994                           By   /s/     FRED C. FOLLMER
                                             --------------------------
                                                        Fred C. Follmer
                                                  Senior Vice President
                                            and Chief Financial Officer
                                          (Principal Financial Officer)




October 14, 1994                          By   /s/        KERRI RUPPERT
                                             --------------------------
                                                          Kerri Ruppert
                                                         Vice President
                                           and Chief Accounting Officer

COMPREHENSIVE CARE CORPORATION

EXHIBIT INDEX

FIRST QUARTER ENDED AUGUST 31, 1994


                                                           Sequentially
                                                             Numbered
Exhibit No.     Description                                    Page
- - - -----------     -----------                                ------------

10.49          Non-qualified Stock Option Agreement dated
               August 25, 1994 between the Company and
               Chriss W. Street (filed herewith).

10.50          Non-qualified Stock Option Agreement dated
               August 25, 1994 between the Company
               and Ronald G. Hersch (filed herewith).

27             Financial Data Schedules (filed herewith).