Form 10-Q
period 1994-11-30
COMPREHENSIVE CARE CORP
filed 1995-01-24
CIK 22872

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
            Washington, DC  20549


                  FORM 10-Q


[X]    Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

  For the period ended November 30, 1994

[  ]   Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

  For the transition period from _____________ to
______________

  Commission File Number 0-5751


       COMPREHENSIVE CARE CORPORATION
(Exact name of registrant as specified in its charter)


           Delaware                       95-2594724
(State or other jurisdiction(I.R.S. Employer Identification No.)
 of incorporation or organi-
 zation)

4350 Von Karman Avenue, Suite 280, Newport Beach, California
92660
(Address of principal executive offices and zip code)


16305 Swingley Ridge Dr., Chesterfield, Missouri  63017
(Former address of the principal executive offices and zip code)

                    (714) 798-0460
(Registrant's telephone number, including area code)



       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.Yes [X]   No [  ]


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                    Classes                    Outstanding at January 20, 1995

Common Stock, par value $.01 per share
                2,129,419
COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                    Index









Part I - Financial Information


Item 1.  -  Condensed Consolidated Financial Statements


Condensed consolidated balance sheets,
November 30, 1994 and May 31, 1994          3


Condensed consolidated statements of operations for the three and six months ended November 30, 1994 and 19934

Condensed consolidated statements of cash flows for the six months ended November 30, 1994 and 19935

Notes to condensed consolidated financial statements6


Item 2. -  Management's discussion and analysis of financial
condition and results of operations         9


Part II - Other Information                14

Item 1. -  Legal Proceedings               14

Item 3. -  Defaults Upon Senior Securities 15

Item 4. -  Submission of Matters to a Vote of Security
           Holders                         15

Item 5. -  Other Events                    15

Item 6. -  Exhibits and Reports on Form 8-K15

Signatures                                 17

PART I.  -  FINANCIAL INFORMATION

Item 1. -  Condensed Consolidated Financial Statements

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
    Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

                                                   November 30, May 31,
                                                       1994       1994
                                                    (Unaudited)
Assets

Current assets:
 Cash and cash equivalents . . . . . . . . . . . .  $   388   $ 1,781
 Accounts and notes receivable, less allowance for
         doubtful accounts of $4,773 and $5,729. .    6,291     5,848
 Property and equipment held for sale. . . . . . .    6,753     6,939
 Other current assets. . . . . . . . . . . . . . .                 388      508
                                                                                   -------        -------
Total current assets . . . . . . . . . . . . . . .   13,820    15,076
                                                                                   -------        -------
Property and equipment, at cost. . . . . . . . . .   24,236    29,326
Less accumulated depreciation and amortization . .  (11,328)  (13,338)
                                                                                   -------        -------
Net property and equipment . . . . . . . . . . . .   12,908    15,988
                                                                                   -------        -------
Other assets                                               . . . . .      2,057     2,162
                                                                                   -------        -------
Total assets                                               . . . . .    $28,785   $33,226
                                                                                   =======        =======

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable and accrued liabilities. . . . .  $14,313   $13,776
 Current maturities of long-term debt. . . . . . .      265       154
 Income taxes payable. . . . . . . . . . . . . . .                794       734
                                                                                   -------       -------
Total current liabilities. . . . . . . . . . . . .   15,372    14,664
                                                                                   -------       --------
Long-term debt, excluding current maturities . . .   10,418    10,477
Other liabilities                                  . . . .      2,867     2,986
Commitments and contingencies (see Note 5)
Stockholders' equity:
 Preferred stock, $50.00 par value; authorized 60,000 shares . . . .        ---       ---
 Common stock, $.01 par value; authorized 12,500,000 shares,
         issued 2,096,651 shares and 2,198,692 . .       22        22
 Additional paid-in capital. . . . . . . . . . . .   40,060    40,060
 Accumulated deficit . . . . . . . . . . . . . . .  (39,954)  (34,983)
                                                                                   -------        -------
         Total stockholders' equity. . . . . . . .                128     5,099
                                                                                   -------       -------
Total liabilities and stockholders' equity . . . .  $28,785   $33,226
                                                                                    ======         ======



The accompanying notes are an integral part of these consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share amounts)

  Three Months Ended                      Six Months Ended
                                        November 30,    November 30,
1994                                       1993     1994   1993
Revenues and gains:
  Operating revenues . . . . . . . . . . $7,351   $8,229$15,408 $16,942
  Interest income. . . . . . . . . . . .               5      5      11        10
                                                     ------      -------     -------    -------
    7,356                                 8,234   15,419 16,952
                                                       ------      -------     ------     -------
Costs and expenses:
  Operating expenses . . . . . . . . . . .7,721    7,723 15,710  15,332
  General and administrative expenses. . .  877      866  1,944   1,718
  Provision for doubtful accounts. . . . .  433       63  1,183     774
  Depreciation and amortization. . . . . .  450      383    911     886
  Interest expense . . . . . . . . . . . .           274    300     525       639
                                                       -----        ------     -------    -------
                                     9,755         9,335 20,273  19,349
                                                      ------        ------      -----     -------
Loss before income taxes . . . . . . . . .        (2,399)(1,101) (4,854)   (2,397)

Provision for income taxes . . . . . . . .            72     62     117       107
                                                      ------        ------      -----      ------
Net loss                           $(2,471)      $(1,163)       $(4,971)  $(2,504)
                                                      ======        ======      ======     ======
Loss per share:

  Net loss . . . . . . . . . . . . . . . .        $(1.18)$(0.53) $(2.28)   $(1.14)
                                                      ======         =====      ======      =====


The accompanying notes are an integral part of these consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)



                                                 Six Months Ended
                                                   November 30,November 30,
                                                       1994       1993

Cash flows from operating activities:
 Net loss                                          . . . .    $(4,971)  $(2,504)
Adjustments to reconcile net loss to net
   cash used in operating activities:
 Depreciation and amortization . . . . . . . . . .      911       886
 Provision for doubtful accounts . . . . . . . . .    1,183       774
 Loss on sale/write-down of assets . . . . . . . .        6        38
 Carrying costs incurred on property and equipment held for sale . .       (234)(816)
 Decrease(increase) in accounts and notes receivable . . .        822      (161)
 Decrease in other current assets and other assets       85       373
 Increase(decrease) in accounts payable and accrued liabilities. . .        740(1,888)
 Increase(decrease) in income taxes payable. . . .       60       (16)
 Decrease in other liabilities . . . . . . . . . .     (119)     (478)
                                                                                   -------        -------

 Net cash used in operating activities . . . . . .   (1,517)   (3,792)
                                                                                   -------        -------

Cash flows from investing activities:
 Net proceeds from sale of property and equipment (operating and
  held for sale)                                   . . . .        307     6,157
 Additions to property and equipment . . . . . . .      (85)     (171)
                                                                                    ------        -------
   Net cash provided by investing activities . . .      222     5,986
                                                                                    ------        -------
Cash flows from financing activities:
 Repayment of debt . . . . . . . . . . . . . . . .       98     2,056
                                                                                    ------        -------
   Net cash used in financing activities:. . . . .       98     2,056
                                                                                    ------        -------
Net increase(decrease) in cash and cash equivalents. . . .     (1,393)      138
Cash and cash equivalents at beginning of period .    1,781     1,126
                                                                                   -------        -------
Cash and cash equivalents at end of period . . . .   $  388    $1,264
                                                                                   =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

COMPREHENSIVE CARE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Unaudited)


Note 1  -  Basis of Presentation

 The condensed consolidated balance sheet as of November 30, 1994, and the related condensed consolidated statements of operations for the three and six month periods ended November 30, 1994 and 1993, and the statements of cash flows for the six months ended November 30, 1994 and 1993 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended November 30, 1994, are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

 The Company's financial statements are presented on the basis that it is a going concern. The Company incurred significant losses from operations in fiscal 1994 and continues to report losses for fiscal 1995. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems. The consolidated financial statements do not include any adjustments that might result from an unfavorable outcome of this uncertainty.
           The weighted average number of shares
outstanding used to compute loss per share were 2,097,000 and 2,198,000 for the three months ended November 30, 1994 and 1993, respectively; and 2,176,000 and 2,198,000 for the six months ended November 30, 1993, respectively. The Condensed Consolidated Financial Statements for the current period and prior year have been adjusted to give effect for the 1-for-10 reverse stock split which occurred October 21, 1994.

Note 2  -  Operating Losses and Liquidity

 The Company's current assets at November 30, 1994 amounted to approximately $13.8 million and current liabilities were approximately $15.4 million, resulting in working capital deficit of approximately $1.6 million and a current ratio of 1.0:.9. Included in current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $9.0 million. The Company sold one hospital facility in the second quarter of fiscal 1995 and entered into agreements to sell an additional facility in the third quarter and another in the fourth quarter. In addition, in January 1995, the Company closed one of its operating facilities due to poor performance. Accordingly, this property was classified as property held for sale as of November 30, 1994. The Company's primary use of working capital is to fund operations while it seeks to restore profitability to certain of its freestanding facilities and expand its behavioral medicine managed care business.

   As part of the Company's "global restructuring", the
Company (i) implemented a 1-for-10 reverse stock split which occurred on October 21, 1994; (ii) was successful in obtaining the IRS District Counsel's acceptance of the proposed settlement of the Company's payroll tax audit (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein); and (iii) on January 5, 1995, the Company entered into a Secured Convertible Note Purchase Agreement in the amount of $2.0 million (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein). However, the Company did not make its payment of interest on its 7 1/2% Convertible Subordinated Debentures (the "Debentures") when such payment was scheduled on October 17,
1994.   Under the terms of the Indenture, an event of default
occurs if the Company defaults in the payment of interest on the Debentures when due and payable and the default continues for a period of more than 30 days. If an event of default occurs and is continuing, the Trustee (by notice to the Company), or the Holders of at least 25% in principle amount of the $9.6 million outstanding Debentures may declare the principle and accrued interest on all the Debentures to be due and payable. On November 21, 1994, the Company recognized an ad hoc committee of bondholders who purported to represent approximately 20% of the outstanding Debentures. The company has paid for the bondholders to retain Morris Weiss of the Miami office of the law firm of Weil Gotshal & Manges to represent their interests and assist with the restructuring of the Debentures. To date, the Company has not received a notice of default from the Trustee or bondholders.

 Should the bondholders declare the principle and accrued interest of the Debentures to be due and payable, the Company does not have sufficient cash reserves readily available to meet such obligations and commitments. In addition, should the Company be unsuccessful in the restructuring of the Debentures, the Company may be unable to meet the terms and conditions of the settlement agreement with the IRS (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein).


Note 3  -  Property and Equipment Held for Sale

 The Company recorded no additional asset write-downs during the second quarter of fiscal 1995 and fiscal 1994 in connection with the recognition of losses and revaluation of facilities closed, sold or designated for disposition. Future operating losses and carrying costs of such facilities will be charged directly to the carrying value of the respective property and equipment held for sale. Because chemical dependency treatment facilities are special purpose structures, their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment being experienced throughout the industry. In January 1995, the Company closed one of its operating facilities due to poor performance. The Company will continue to evaluate the performance of all of its operating facilities in their respective markets, and, if circumstances warrant, modify the number of facilities designated for disposition.

 Property and equipment held for sale, which are expected to be sold in the next fiscal year, are shown as current assets on the consolidated balance sheets. Gains and losses on facilities sold are recorded as an adjustment to the remaining property values until all facilities are sold.

 A summary of the transactions affecting the carrying value of property and equipment held for sale for the six months ended November 30, 1994, is as follows (in thousands):

  Balance as of May 31, 1994 . . . . . . . . . .     $6,939

  Designation of facility as property and equipment
     held for sale . . . . . . . . . . . . . . .      2,385
  Proceeds from the sale of assets(1). . . . . .     (2,735)
  Carrying costs incurred during phase-out period. . . . .       234
  Other. .                                    (70)

  Balance as of November 30, 1994. . . . . . . .  $6,753

(1) Includes proceeds held in escrow (see Note 6 to the Company's
Condensed Consolidated Financial Statements included herein).

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

 In connection with the proposed sale of hospitals to CMP Properties, Inc., the Company advanced $1.1 million to a former consultant which was to be returned in the event the transaction was terminated. These advances were to be secured by the common stock of an unrelated company. The shares of common stock pledged were purported to be in the possession of the Company's former legal firm as collateral for the advances, but were not provided to the Company when the transaction was terminated. The Company filed a complaint in the United States District Court for the District of Oregon against the former consultant and legal firm to recover the advances (Case No. 94-384 HA). The former consultant has counterclaimed against the Company for $1,688,000 for lost profits, breach of contract and unjust enrichment. Management believes that the counterclaims are meritless and intends to vigorously defend against them.

 In July 1993, the Company terminated the employment agreement with the former owner of Mental Health Programs ("MHP") and subsequently entered into litigation. On November 21, 1994, the Company reached an agreement with the former owner and will pay the former owner $250,000 in installments through September 30, 1996; forgive the obligations owing under the indemnification agreement between the Company and the former owner; and satisfy the terms under the stock purchase agreement dated December 30, 1992 between the former owner and the Company to issue 16,000 shares of the Company's common stock. The Company has established a reserve with respect to this settlement.

 The Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on the payroll tax audit for the calendar years 1983 through 1991 pursuant to which the Company will pay the IRS $5 million, which will include penalties and interest. The IRS agent conducting the audit asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. The settlement was reviewed and accepted by the IRS district counsel. Payment terms have been accepted at 50% within 90 days of finalization with the remainder financed over the next three years. A reserve has been established with respect to this matter to cover expenses the Company expects to incur. In May 1991, the Company and RehabCare entered into a Tax Sharing Agreement providing for the Company to indemnify RehabCare for any claims of income or payroll taxes due for all periods through February 28, 1991. RehabCare has settled a proposed assessment for a payroll tax audit of calendar years 1987 and 1988 for $326,114. The Company has established a reserve with respect to this settlement.

 The federal income tax returns of the Company for its fiscal years ended 1984 and 1987 through 1991 were examined by the IRS. The Company provided the IRS with satisfactory documentary support for the majority of items questioned and those items were deleted from the proposed assessment and accepted as originally filed. The remaining items were agreed to and resulted in a disallowance of approximately $229,000 in deductions which were offset against the Company's net operating losses available for carryover. The examination also included the review of the Company's claim for refund of approximately $205,000 relating to an amended return for the fiscal year ended May 31, 1992. During completion of the audit, the IRS noted that the Company had received excess refunds representing its alternative minimum tax ("AMT") liability of approximately $666,000 in 1990 and 1991 from the carryback of net operating losses to the fiscal years ended May 31, 1988 and 1989, respectively. On March 29, 1994, the Company agreed to the assessment of $666,000 plus interest and received the final bill of $821,000 during the fourth quarter of fiscal 1994. The Company has accrued for this liability, net of refunds, in income taxes payable.

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


Note 6 - Subsequent Events

 On January 5, 1995, the Company entered into an agreement to sell, for cash, a $2,000,000 original principal amount Secured Convertible Note due January 9, 1997 to Lindner Bulwark Funds, a division of Lindner Investment, a Massachusetts business trust. The Note will be secured by first priority liens on two of the Company's hospital properties. The Note will bear interest at the rate of 12 1/2% per annum, payable quarterly, and in the event of a default, a charge of 2 1/2% per annum until the default is cured. Prior to maturity, the Note will be redeemable, in whole or in part, at the option of the Company at a redemption price initially of 120% of the amount of principal redeemed, declining after January 9, 1996 to 110% of principal. Until paid, the principal amount of the Note is convertible into the Company's Common Stock, par value $0.01, at the rate of $6.00 per share, (which was the reported closing price of the Common Stock on the New York Stock Exchange composite tape on the date of signing.) The maximum number of shares issuable upon conversion of the Note would initially be approximately 333,333, subject to adjustments for dilution and recapitalization, which is under 17% of the undiluted number of shares of Common Stock outstanding. The proceeds will be used to pay costs of closing unprofitable operations, working capital and other general corporate purposes.

 On January 13, 1994, the Company closed its operating facility in Ft. Worth, Texas. This facility was closed due to its poor operating performance and limited prospects for generating an acceptable return on investment as an operating facility. Accordingly, this facility was classified to property and equipment held for sale as of November 30, 1995.

 The Company sold its operating facility in Lake Mary, Florida. The transaction closed in escrow on November 22, 1994 subject to the satisfaction of several items including the recording of a corrective deed and the buyer obtaining Conditional Use Approval from the City of Lake Mary. The City Commission approved the request for Conditional Use on January 5, 1995 and the funds were released from escrow to the Company on January 17, 1995.


Item 2. - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations


Three Months Ended November 30, 1994 Compared to Three Months
Ended August 31, 1994

 The Company reported a loss of approximately $2.5 million or $1.18 per share for the quarter ended November 30, 1994, which was comparable to the loss of approximately $2.5 million or $1.14 per share reported for the quarter ended August 31, 1994. The loss for the second quarter of fiscal 1995 included an increase in operating expenses due to managed care operations.

Freestanding Operations

 Operating revenues for the second quarter of fiscal 1995 decreased $0.5 million from the first quarter of fiscal 1995 due to a 7% decline in admissions and a 14% decline in net revenue per patient day. The decline in admissions and net revenue per patient day resulted in a decrease in net operating revenues for the second quarter of fiscal 1995 of $0.9 million. Although operating expenses at the Company's freestanding facilities decreased $0.3 million and the provision for doubtful accounts decreased by $0.1 million, it was not sufficient to offset the decline in operating revenues. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to impact and affect this decline in utilization.

 The Company is implementing cost reduction measures, including the closure of selected facilities. In January 1995, the Company closed one of its operating facilities due to poor performance. The Company owns or manages five facilities which are currently operating and four facilities which are closed and currently for sale. The Company will continue to evaluate the performance of these facilities in their respective markets, and, if circumstances warrant, may increase the number of facilities designated for disposition.


Behavioral Medicine Contracts

 During the second quarter of fiscal 1995, patient days of service at CareUnit contracts declined by approximately 6% from 8,580 patient days to 8,027 patient days. Units which were operational for both the first and second quarters of fiscal 1995 experienced a 4% decline in utilization to 7,969 patient days. Although average net revenue per patient day at these units increased by 1% from the previous quarter, there was a decline in overall net inpatient operating revenues of 3% to $0.8 million. Net outpatient revenues for programs operational for both quarters at these units increased 7% from approximately $389,000 in the first quarter of 1995 to approximately $418,000 in the second quarter of fiscal 1995.

 Operating expenses for units operational for both quarters increased 5%, which more than offset the slight increase in total operating revenues resulting in operating income at the unit level decreasing by 12% from the first quarter of fiscal 1995. The increase in operating expenses is due primarily to the write-off of startup costs related to a unit which was closed during the second quarter of fiscal 1995 and business development and marketing expenses incurred in the response for proposals related to the contracts managed for the State of Idaho.

Managed Care Operations

 During the first and second quarters of fiscal 1995, the
number of covered lives at AccessCare increased by 10%. This increase is primarily attributable to new contracts added during fiscal 1995. In the second quarter of fiscal 1995, operating revenues increased 8% from the first quarter of fiscal 1995. [In addition, AccessCare has executed contracts during the second quarter of fiscal 1995 which will commence operation during the third quarter which are expected to substantially increase
revenues.]   Operating expenses also increased 8% during the
second quarter of fiscal 1995. Results of the second quarter of fiscal 1995 include a one-time legal settlement (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein) of $0.2 million. The increase in operating revenues during the second quarter of fiscal 1995 combined with the increase in operating expenses resulted in a slight increase in AccessCare's net operating loss of 6% from the first quarter of fiscal 1995. Excluding the one-time legal expense, operating expenses in the second quarter of fiscal 1995 decreased 6% from the first quarter of fiscal 1995.

Three Months Ended November 30, 1994 Compared to Three Months Ended November 30, 1993
           The Company reported a pretax loss of
approximately $2.4 million for the second quarter of fiscal 1995, an increase of approximately $1.3 million from the pretax loss of approximately $1.1 million reported for the second quarter of fiscal 1994.

 Operating revenues for the second quarter of fiscal 1995 declined by approximately $0.9 million from the second quarter of fiscal 1994. This decrease is primarily due to a decline in operating revenues in the behavioral medicine contracts and freestanding operations which more than offset the increase in operating revenues for managed care operations experienced in the second quarter of fiscal 1995.

 Overall operating expenses remained comparable during the second quarter of fiscal 1995 from the second quarter of fiscal 1994. A decline in operating expenses in the behavioral medicine contracts was offset by an increase in operating expenses related to managed care operations expansion and development. Results of the second quarter of fiscal 1995 also include a one-time legal settlement (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein) of $0.2 million.

 The provision for doubtful accounts increased $0.4 million in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994. This increase is predominately attributable to a revaluation of the provision made during the second quarter of 1994.


Six Months Ended November 30, 1994 Compared to Six Months Ended
November 30, 1993
           The Company reported a pretax loss of
approximately $4.9 million for the first six months of fiscal 1995, an increase of approximately $2.5 million from the pretax loss of approximately $2.4 million reported for the first six months of fiscal 1994.
           Operating revenues for the first six months of fiscal 1995 declined by approximately $1.5 million from the first six months of fiscal 1994. This decrease is primarily a result of a decline in operating revenues in the behavioral medicine contracts and freestanding operations which offset the increase in operating revenues generated by managed care operations.

 Operating expenses increased by approximately $0.4 million from the first six months of fiscal 1994 to the first six months of fiscal 1995. The increase in operating expenses is primarily attributable to the freestanding operations and managed care operations expansion and development. Results for fiscal 1995 include a one-time legal settlement related to managed care operations (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein) of $0.2 million. In addition, general and administrative expenses increased by approximately $0.2 million from the first six months of fiscal 1994. The first six months of fiscal 1994 includes a credit of approximately $345,000 as a result of the revaluation of a provision for general and administrative expenses. Excluding the revaluation, general and administrative expenses decreased $0.1 million during the first six months of fiscal 1995 compared to the same six month period of fiscal 1994.

 Interest expense decreased by approximately $0.1 million from the first six months of fiscal 1994 as a result of the repayment of debt with the proceeds from the sale of assets and the reduction of the interest expense attributable to the Financial Security Plan, the Company's former deferred compensation plan.

Liquidity and Capital Resources

 Included in current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $9.0 million. The Company sold one hospital facility in the second quarter of fiscal 1995 and entered into agreements to sell an additional facility in the third quarter and another in the fourth quarter. In January 1995, the Company closed one of its operating facilities due to poor performance. Accordingly, this property was classified as property held for sale as of November 30, 1994. The Company's primary use of working capital is to fund operations while it seeks to expand its behavioral medicine and managed care business.

   As part of the Company's "global restructuring", the Company
(i) implemented a 1-for-10 reverse stock split which occurred on October 21, 1994; (ii) was successful in obtaining the IRS District Counsel's acceptance of the proposed settlement of the Company's payroll tax audit (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein); and
(iii) on January 5, 1995, the Company entered into a Secured Convertible Note Purchase Agreement in the amount of $2.0 million (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein). However, the Company did not make its payment of interest on its 7 1/2% Convertible Subordinated Debentures (the "Debentures") when such payment was scheduled on
October 17, 1994.   Under the terms of the Indenture, an event of
default occurs if the Company defaults in the payment of interest on the Debentures when due and payable and the default continues for a period of more than 30 days. If an event of default occurs and is continuing, the Trustee (by notice to the Company), or the Holders of at least 25% in principle amount of the $9.6 million outstanding Debentures may declare the principle and accrued interest on all the Debentures to be due and payable. On November 21, 1994, the Company recognized an ad hoc committee of bondholders who purported to represent approximately 20% of the outstanding Debentures. The company has paid for the bondholders to retain Morris Weiss of the Miami office of the law firm of Weil Gotshal & Manges to represent their interests and assist with the restructuring of the Debentures. To date, the Company has not received a notice of default from the Trustee or bondholders.

 Should the bondholders declare the principle and accrued interest of the Debentures to be due and payable, the Company does not have sufficient cash reserves readily available to meet such obligations and commitments. In addition, should the Company be unsuccessful in the restructuring of the Debentures, the Company may be unable to meet the terms and conditions of the settlement agreement with the IRS (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

PART II.  -  OTHER INFORMATION

Item 1.  -  Legal Proceedings

 On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4-92CV002194-SNL). The Company seeks relief of damages in the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. On May 18, 1993, the District Court denied a motion for summary judgement filed by RehabCare. On June 16, 1993, RehabCare filed a counterclaim seeking a declaratory judgement with respect to the rights of both parties under the stock redemption agreement, an injunction enjoining the Company from taking action under stock redemption or restated shareholders agreements and damages. The Company has filed a motion with the court to strike RehabCare's request for damages for attorney's fees and costs on the grounds that such relief is not permitted by law nor authorized by the agreements between the parties. This case is set for a jury trial beginning [February 13, 1995]. Management believes that the Company's allegations have merit and intends to vigorously pursue this suit. Management further believes that should RehabCare prevail at trial on its request for such attorneys fees and costs, such fees and costs would not materially affect the financial statements of the Company.

 In connection with the proposed sale of hospitals to CMP Properties, Inc., the Company advanced $1.1 million to a former consultant which was to be returned in the event the transaction was terminated. These advances were to be secured by the common stock of an unrelated company. The shares of common stock pledged were purported to be in the possession of the Company's former legal firm as collateral for the advances, but were not provided to the Company when the transaction was terminated. The Company filed a complaint in the United States District Court for the District of Oregon against the former consultant and legal firm to recover the advances (Case No. 94-384 HA). The former consultant has counterclaimed against the Company for $1,688,000 for lost profits, breach of contract and unjust enrichment. Management believes that the counterclaims are meritless and intends to vigorously defend against them.

 In July 1993, the Company terminated the employment agreement with the former owner of Mental Health Programs ("MHP") and subsequently entered into litigation. On November 21, 1994, the Company reached an agreement with the former owner and will pay the former owner $250,000 in installments through September 30, 1996; forgive the obligations owing under the indemnification agreement between the Company and the former owner; and satisfy the terms under the stock purchase agreement dated December 30, 1992 between the former owner and the Company to issue 16,000 shares of the Company's common stock. The Company has established a reserve with respect to this settlement.

Other Litigation

 The Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on the payroll tax audit for the calendar years 1983 through 1991 pursuant to which the Company will pay the IRS $5 million, which will include penalties and interest. The IRS agent conducting the audit asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. The settlement was reviewed and accepted by the IRS district counsel. Payment terms have been accepted at 50% within 90 days of finalization with the remainder financed over the next three years. A reserve has been established with respect to this matter to cover expenses the Company expects to incur. In May 1991, the Company and RehabCare entered into a Tax Sharing Agreement providing for the Company to indemnify RehabCare for any claims of income or payroll taxes due for all periods through February 28, 1991. RehabCare has settled a proposed assessment for a payroll tax audit of calendar years 1987 and 1988 for $326,114. The Company has established a reserve with respect to this settlement.

 The federal income tax returns of the Company for its fiscal years ended 1984 and 1987 through 1991 were examined by the IRS. The Company provided the IRS with satisfactory documentary support for the majority of items questioned and those items were deleted from the proposed assessment and accepted as originally filed. The remaining items were agreed to and resulted in a disallowance of approximately $229,000 in deductions which were offset against the Company's net operating losses available for carryover. The examination also included the review of the Company's claim for refund of approximately $205,000 relating to an amended return for the fiscal year ended May 31, 1992. During completion of the audit, the IRS noted that the Company had received excess refunds representing its alternative minimum tax ("AMT") liability of approximately $666,000 in 1990 and 1991 from the carryback of net operating losses to the fiscal years ended May 31, 1988 and 1989, respectively. On March 29, 1994, the Company agreed to the assessment of $666,000 plus interest and received the final bill of $821,000 during the fourth quarter of fiscal 1994. The Company has accrued for this liability, net of refunds, in income taxes payable.

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


Item 3.  -  Defaults Upon Senior Securities

 See the discussion contained in the last two paragraphs under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the Company's default in the payment of interest on its 7 1/2% Convertible Subordinated Debentures.


Item 4.  -  Submission of Matters to a Vote of Security Holders

 The results of the Company's Annual Shareholders' Meeting were reported in the Company's Report on Form 8-K filed on November
23, 1994.


Item 5.  -  Other Events

 In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to common stock and three year average net income. The Listing and Compliance Committee (the "Committee") of the NYSE has determined to monitor the Company's progress toward returning to original listing standards. The Company has met with and continues to meet with the Committee on its progress to "globally restructure" the Company (see Note 2 to the Company's Condensed Consolidated Financial Statements included herein). The Committee will continue to monitor the Company's progress.


Item 6.  -  Exhibits and Reports on Form 8-K

 (a)    Exhibits

 4.4    Restated Rights Agreement dated  between the
        Company and Continental Stock Transfer & Trust Co.
        (filed herewith).
 10.4   1988 Incentive Stock Option and 1988 Nonstatutory
        Stock Option Plans, as amended (filed herewith).
 10.54  1995 Directors Stock Option Plan (filed herewith).
 10.55  Non-qualified Stock Option Agreement dated October
        21, 1994 between the Company and Richard L. Powers
        (filed herewith).
 10.56  Employment Agreement dated January 1, 1995 between
        the Company and Chriss W. Street (filed
        herewith).
 10.57  Secured Convertible Note Purchase Agreement dated
        January 5, 1995 between the Company and Ryback
        Management (filed herewith).
 27     Financial Data Schedules (filed herewith).

 (b)    Reports on Form 8-K

        1.) On November 23, 1994, the Company filed a current report on Form 8-K to report a) results of the Annual Shareholder's meeting which included the election of Directors; b) classification of the Board of Directors into three classes; c) relocation of the Corporate Headquarters from Missouri to California; d) the appointment of a new member of executive management; e) implementation of a reverse stock split of common shares; f) ratification of the Restated Rights Agreement and the appointment of Continental Stock Transfer & Trust Company as the Rights Agent; and g) non-payment of interest on the Company's 7 1/2% Convertible Subordinated Debentures.

                  SIGNATURE




        Pursuant to the requirements of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









               COMPREHENSIVE CARE CORPORATION








January 23, 1994By  /s/  DREW Q. MILLER
                               Drew Q. Miller
                               Vice President
                  and Chief Financial Officer
                (Principal Financial Officer)





January 23, 1994By  /s/   KERRI RUPPERT
                                Kerri Ruppert
                               Vice President
                 and Chief Accounting Officer
               (Principal Accounting Officer)