Form 10-Q
period 1995-02-28
COMPREHENSIVE CARE CORP
filed 1995-04-14
CIK 22872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended February 28, 1995

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from _____________ to ______________

      Commission File Number 0-5751


                         COMPREHENSIVE CARE CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                  95-2594724
- ----------------------------                   ----------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organi-
 zation)

      4350 Von Karman Avenue, Suite 280, Newport Beach, California  92660
      -------------------------------------------------------------------
             (Address of principal executive offices and zip code)


            16305 Swingley Ridge Dr., Chesterfield, Missouri  63017
        ----------------------------------------------------------------
        (Former address of the principal executive offices and zip code)

                                 (714) 798-0460
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Classes                          Outstanding at April 13, 1995
    -----------------------                   -----------------------------
Common Stock, par value $.01 per share                    2,314,529

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                     Index





Part I - Financial Information


    Item 1.  -  Condensed Consolidated Financial Statements


        Condensed consolidated balance sheets,
            February 28, 1995 and May 31, 1994  . . . . . . . . . . . . . . . . . . . . . .          3

        Condensed consolidated statements of operations for
            the three and nine months ended February 28, 1995 and 1994  . . . . . . . . . .          4

        Condensed consolidated statements of cash flows for
            the nine months ended February 28, 1995 and 1994  . . . . . . . . . . . . . . .          5

        Notes to condensed consolidated financial statements  . . . . . . . . . . . . . . .          6



    Item 2. -  Management's discussion and analysis of financial condition and
                  results of operations . . . . . . . . . . . . . . . . . . . . . . . . . .         11



Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16

    Item 1. -  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16

    Item 3. -  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . .         18

    Item 5. -  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18

    Item 6. -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .         18

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19

PART I.  -  FINANCIAL INFORMATION

ITEM 1. -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                 February 28,       May 31,
                                                                                     1995            1994
                                                                                 ------------     ----------
                                                                                 (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .      $   1,764          $ 1,781
     Accounts and notes receivable, less allowance for
          doubtful accounts of $3,870 and $5,729  . . . . . . . . . . . . .          3,017            5,848
     Property and equipment held for sale . . . . . . . . . . . . . . . . .          6,864            6,939
     Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .            439              508
                                                                                    ------           ------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,084           15,076
                                                                                    ------           ------

Property and equipment, at cost . . . . . . . . . . . . . . . . . . . . . .         24,122           29,326
Less accumulated depreciation and amortization  . . . . . . . . . . . . . .        (11,552)         (13,338)
                                                                                    ------           ------
Net property and equipment  . . . . . . . . . . . . . . . . . . . . . . . .         12,570           15,988
                                                                                    ------           ------

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,098            2,162
                                                                                    ------           ------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $26,752          $33,226
                                                                                    ======           ======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities . . . . . . . . . . . . . . .        $14,103          $13,776
     Current maturities of long-term debt . . . . . . . . . . . . . . . . .             86              154
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .            223              734
                                                                                    ------           ------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         14,412           14,664
                                                                                    ------           ------

Long-term debt, excluding current maturities  . . . . . . . . . . . . . . .         12,392           10,477
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,542            2,986
Commitments and contingencies (see Note 5)
Stockholders' equity:
     Preferred stock, $50.00 par value; authorized 60,000 shares  . . . . .            ---              ---
     Common stock, $.01 par value; authorized 12,500,000 shares,
          issued 2,314,524 shares and 2,198,692 . . . . . . . . . . . . . .             23               22
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .         40,587           40,060
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .        (43,204)         (34,983)
                                                                                    ------           ------
          Total stockholders' equity  . . . . . . . . . . . . . . . . . . .         (2,665)           5,099
                                                                                    ------           ------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . .        $26,752          $33,226
                                                                                    ======           ======





  The accompanying notes are an integral part of these consolidated financial statements.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                                Three Months Ended         Nine Months Ended
                                                               --------------------        -----------------
                                                                   February 28,               February 28,

                                                               1995           1994         1995         1994
                                                               ----           ----         ----         ----
Revenues and gains:
    Operating revenues  . . . . . . . . . . . . . . . . .     $6,470          $8,376      $21,879     $25,318
    Interest income   . . . . . . . . . . . . . . . . . .         20              20           31          30
                                                              ------          ------       ------      ------
                                                               6,490           8,396       21,910      25,348
                                                              ------          ------       ------      ------

Costs and expenses:
    Operating expenses  . . . . . . . . . . . . . . . . .      7,556           8,005       23,266      23,337
    General and administrative expenses   . . . . . . . .      1,038             888        2,982       2,606
    Provision for doubtful accounts   . . . . . . . . . .        234              85        1,417         859
    Depreciation and amortization   . . . . . . . . . . .        437             392        1,349       1,278
    Interest expense  . . . . . . . . . . . . . . . . . .        415             294          941         933
                                                              ------          ------      -------      ------
                                                               9,681           9,664       29,955      29,013
                                                              ------          ------       ------      ------

Loss before income taxes  . . . . . . . . . . . . . . . .     (3,191)         (1,268)      (8,045)     (3,665)

Provision for income taxes  . . . . . . . . . . . . . . .         59              40          176         147
                                                               -----          ------      -------       -----

Net loss  . . . . . . . . . . . . . . . . . . . . . . . .    $(3,250)        $(1,308)     $(8,221)    $(3,812)
                                                               =====           =====        =====       =====

Loss per share:

    Net loss  . . . . . . . . . . . . . . . . . . . . . .     $(1.42)         $(0.59)      $(3.69)     $(1.73)
                                                                ====            ====         ====        ====





  The accompanying notes are an integral part of these consolidated financial statements.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)




                                                                                       Nine Months Ended
                                                                                 ----------------------------
                                                                                 February 28,    February 28,
                                                                                     1995            1994
                                                                                 ------------    ------------
Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(8,221)         $(3,812)
Adjustments to reconcile net loss to net
             cash used in operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . .          1,349            1,278
          Provision for doubtful accounts . . . . . . . . . . . . . . . . .          1,417              859
          Loss on sale/write-down of assets . . . . . . . . . . . . . . . .              4               37
          Carrying costs incurred on property and equipment held for sale .           (382)          (1,025)
          Decrease in accounts and notes receivable . . . . . . . . . . . .          1,415              492
          Decrease (increase) in other current assets and other assets  . .            (50)             402
          Decrease in accounts payable and accrued liabilities  . . . . . .             (1)          (2,062)
          Increase (decrease) in income taxes payable . . . . . . . . . . .           (511)              40
          Decrease in other liabilities . . . . . . . . . . . . . . . . . .            (66)            (606)
                                                                                     -----            -----


     Net cash used in operating activities  . . . . . . . . . . . . . . . .         (5,046)          (4,397)
                                                                                     -----            -----


Cash flows from investing activities:
     Net proceeds from sale of property and equipment (operating and
      held for sale)  . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,766            9,826
     Additions to property and equipment  . . . . . . . . . . . . . . . . .           (112)            (278)
                                                                                    ------           ------
       Net cash provided by investing activities  . . . . . . . . . . . . .          2,654            9,548
                                                                                    ------           ------

Cash flows from financing activities:
     Bank and other borrowings  . . . . . . . . . . . . . . . . . . . . . .          2,000              ---
     Proceeds from issuance of common stock . . . . . . . . . . . . . . . .            528              ---
     Repayment of debt  . . . . . . . . . . . . . . . . . . . . . . . . . .           (153)          (2,107)
                                                                                     -----           ------
       Net cash provided by (used in) financing activities: . . . . . . . .          2,375           (2,107)
                                                                                     -----            -----

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . .            (17)           3,044

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .          1,781            1,126
                                                                                     -----            -----

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .         $1,764           $4,170
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

         The condensed consolidated balance sheet as of February 28, 1995, and the related condensed consolidated statements of operations for the three and nine month periods ended February 28, 1995 and 1994, and the statements of cash flows for the nine months ended February 28, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended February 28, 1995, are not necessarily indicative of the results to be expected during the balance of the fiscal year.

         The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The notes to consolidated financial statements included in Form 10-K for the year ended May 31, 1994, on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

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

         The weighted average number of shares outstanding used to compute loss per share were 2,282,000 and 2,199,000 for the three months ended February 28, 1995 and 1994, respectively; and 2,226,000 and 2,199,000 for the nine months ended February 28, 1995 and 1994, respectively. The Condensed Consolidated Financial Statements for the current period and prior year have been adjusted to give effect for the 1-for-10 reverse stock split which occurred October 21, 1994.

NOTE 2  -  OPERATING LOSSES AND LIQUIDITY

         The Company's current assets at February 28, 1995 amounted to approximately $12.1 million and current liabilities were approximately $14.4 million, resulting in working capital deficit of approximately $2.3 million and a current ratio of 1.0:.8. Included in current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $8.9 million. The Company sold one hospital facility in the second quarter of fiscal 1995 and received the proceeds of $2.5 million in the third quarter. In addition, during the third quarter, the Company closed one of its operating facilities due to poor performance. Accordingly, this
property has been classified as property held for sale.   Should the Company be
unable to complete the sales transactions for the remaining three facilities held for sale, the Company's working capital would be materially adversely affected. The Company's primary use of working capital is to fund operations while it seeks to restore profitability to certain of its freestanding facilities and expand its behavioral medicine managed care business. Should the Company be unable to improve the performance of hospital operations, the Company may be unable to meet terms and conditions required as part of the Company's "global structuring" (as defined below) and the settlement agreement with the IRS (See Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

         During the first quarter of fiscal 1995, management stated its intent to restructure several of its obligations and commitments. Management intends that this "global restructuring" include as many of the following steps as possible: (i) the effectuation of a 1-for-10 reverse stock split; (ii) completion of the proposed settlement of the Company's payroll tax audit with the IRS; (iii) restructuring of the Company's financial obligations represented by the Debentures; and (iv) equity capital infusion. The Company has achieved the following to date: (i) implemented a 1-for-10 reverse stock split which occurred on October 21, 1994; (ii) was successful in obtaining the IRS District Counsel's acceptance of the proposed settlement of the Company's payroll tax audit (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein); and (iii) continues to strive for completion of the restructuring of the Company's financial obligations represented by the 7 1/2% Convertible Subordinated Debentures (the "Debentures") and (iv) the Company entered

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


into a Secured Convertible Note Purchase Agreement in the amount of $2.0 million and a private offering of common stock which would provide for some of the necessary equity capital infusion to the Company, as described below.

         On January 5, 1995, the Company issued a $2.0 million Secured Convertible Note due January 9, 1997 to a business trust. The Note is secured by first priority liens on two of the Company's operating hospital properties. The Note bears interest at the rate of 12 1/2% per annum, payable quarterly, and in the event of a default, a charge of 2 1/2% per annum until the default is cured. Prior to maturity, the Note is redeemable, in whole or in part, at the option of the Company at a redemption price initially of 120% of the amount of principal redeemed, declining after January 9, 1996 to 110% of principal. Until paid, the principal amount of the Note is convertible into the Company's Common Stock, par value $0.01, at the rate of $6.00 per share, (which was the fair market value on the date of signing). The maximum number of shares issuable upon conversion of the Note would initially be approximately 333,333, subject to adjustments for dilution and recapitalization, which is under 15% of the undiluted number of shares of Common Stock outstanding. The proceeds will be used to pay costs of closing unprofitable operations, working capital and other general corporate purposes.

         On February 1, 1995, the Company sold an aggregate of 100,000 shares of common stock to one accredited investor in a private offering for an aggregate purchase price of $600,000 paid in cash on February 7, 1995.

          The Company did not make its payment of interest on its 7 1/2% Convertible Subordinated Debentures (the "Debentures") when such payment was scheduled on October 17, 1994. In early February 1995, a group of holders and purported holders of the Debentures gave notice of acceleration of the entire amount of principal and interest due under the Debentures, and on February 24, 1995, a subset of such persons filed an involuntary petition in the United States Bankruptcy Court for the Northern District of Texas under Chapter 7 of the U.S. Bankruptcy Code. On March 3, 1995, the Company entered into a letter agreement with a representative of the holders of the Debentures who had taken such actions. The agreement provides for a consensual, out-of-court resolution that the Company's Board of Directors has approved as in the best interests of the Company, its stockholders and other stakeholders. The holders' representative agreed to provide notices of waiver of the interest non-payment default, notices of rescission of the Debenture acceleration and the effects thereof, and consent to the immediate dismissal of the involuntary Chapter 7 petition. In return, the Company has agreed to provide an opportunity to holders of Debentures to tender their Debentures to the Company pursuant to an exchange offer to be made by the Company to the holders of the Debentures. The offer consideration will consist of $500 in cash and $120 in shares of Common Stock per each $1,000 in original face amount of Debentures. Tendering holders will not receive interest calculated from and after April 15, 1994 (which includes the October 17, 1994 payment) and in lieu of calculated interest will receive $80 per $1,000 face amount of Debentures. If the exchange offer with holders of Debentures is consummated on the terms in the letter agreement and assuming the tender of 100% of the outstanding Debentures, the portion of the required offer consideration which will be payable in cash by the Company would be approximately $5,550,000. Among the factors affecting the anticipated exchange offering are the various conditions to the consummation of the offer and the ability of the Company to finance the cash payment necessary, and no assurance can be made that the exchange offer will be successfully completed. Failure to consummate the Debenture exchange offer may result in the Company considering alternative actions including filing for voluntary protection from creditors. In such case, the Company believes that the recovery to it security holders would be less than the recovery achieved under the consensual, out-of-court arrangement the Company has reached. In addition, the agreement provides for a pledge of all of the shares of CareUnit, Inc. to secure the Company's obligation to complete an exchange on the agreed upon terms; and failure to complete an exchange could result in a foreclosure sale of such shares.

         Should the Company be unsuccessful in the completion of the restructuring of the Debentures, the Company may be unable to meet, among other things, the terms and conditions of the settlement agreement with the IRS (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 3  -  PROPERTY AND EQUIPMENT HELD FOR SALE

         The Company recorded no additional asset write-downs during the third quarter of fiscal 1995 and fiscal 1994 in connection with the recognition of losses and revaluation of facilities closed, sold or designated for disposition. Future operating losses and carrying costs of such facilities will be charged directly to the carrying value of the respective property and equipment held for sale. Chemical dependency treatment facilities are special purpose structures. Their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment being experienced throughout the industry. During the third quarter, the Company closed one of its operating facilities due to poor performance. The Company will continue to evaluate the performance of all of its operating facilities in their respective markets, and, if circumstances warrant, modify the number of facilities designated for disposition.

         Property and equipment held for sale, to the extent that they are expected to be sold in the next year, are shown as current assets on the consolidated balance sheets. Gains and losses on facilities sold are recorded as an adjustment to the remaining property values until all facilities are sold.

         A summary of the transactions affecting the carrying value of property and equipment held for sale for the nine months ended February 28, 1995, is as follows (in thousands):


        Balance as of May 31, 1994  . . . . . . . . . . . . . . . . . .            $6,939

        Designation of facility as property and equipment  held for sale            2,348
        Proceeds from the sale of assets  . . . . . . . . . . . . . . .            (2,785)
        Carrying costs incurred during phase-out period   . . . . . . .               382
        Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (20)
                                                                                    -----

        Balance as of February 28, 1995   . . . . . . . . . . . . . . .            $6,864
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

        On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4-92CV002194-CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgement with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


$2,681,250 plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. A number of motions have been filed by the parties concerning the form of the judgment entered by the Court. The judgment is not yet final for purposes of appeal, pending the Court's ruling on these motions.

        In connection with the proposed sale of hospitals to CMP Properties, Inc., the Company advanced $1.1 million to a former consultant which was to be returned in the event the transaction was terminated. These advances were to be secured by the common stock of an unrelated company. The shares of common stock pledged were purported to be in the possession of the Company's former legal firm as collateral for the advances, but were not provided to the Company when the transaction was terminated. The Company filed a complaint in the United States District Court for the District of Oregon against the former consultant and legal firm to recover the advances (Case No. 94-384 FR). The former consultant has counterclaimed against the Company for $1,688,000 for lost profits, breach of contract and unjust enrichment. The former legal firm has filed a counterclaim for $193,000 for unpaid legal fees. Management believes that the counterclaims are meritless and intends to vigorously defend against them, and to pursue the Company's claims.

        In July 1993, the Company terminated the employment agreement with the former owner of Mental Health Programs ("MHP") and subsequently entered into litigation. On November 21, 1994, the Company reached a settlement agreement with the former owner and will pay $250,000 in installments through September 1996; forgive the obligations owing under the indemnification agreement between the Company and the former owner; and satisfy the terms under the stock purchase agreement dated December 30, 1992 between the former owner and the Company to issue 16,000 shares of the Company's common stock. The Company has established a reserve with respect to this settlement. During the third quarter of 1995, the Company satisfied the terms of the stock purchase agreement and commenced payment installments to the former owner. The Company will no longer report on this issue.

        The Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on the payroll tax audit for the calendar years 1983 through 1991 pursuant to which the Company will pay the IRS $5 million with the Company having no obligation to pay any penalties or accrued interest. The IRS agent conducting the audit asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. The settlement was reviewed and accepted by the IRS district counsel. Payment terms have been accepted at 50% within 90 days of finalization with the remainder financed over the next five years. In March 1995, the Company paid $350,000 to the IRS against the initial payment due. In return, the IRS granted the Company an additional 120 days to pay the remaining balance of $2,150,000. The unpaid balance bears interest at 9% due and payable after the $5 million is paid.

        On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991. In the lawsuit, RehabCare alleges that it has incurred attorneys fees in connection with the settlement of certain tax issues with the IRS and has paid the IRS a settlement amount with respect to the years 1987 and 1988. RehabCare seeks the recovery from the Company of $581,000, plus interest, which RehabCare alleges is the amount it incurred for payments to the IRS in settlement and attorneys fees it incurred in dealing with the IRS. The Company has filed its answer and affirmative defenses contesting the right of RehabCare to obtain the relief it seeks. Discovery is ongoing. Until such discovery is complete, it is not possible to predict the likely outcome of the lawsuit. The Company has established a reserve with respect to this issue.

        The federal income tax returns of the Company for its fiscal years ended 1984 and 1987 through 1991 were examined by the IRS resulting in a disallowance of approximately $229,000 in deductions which were offset against the Company's net operating losses available for carryover. The examination also included the review of the Company's claim for refund of approximately $205,000 relating to an amended return for the fiscal year ended May 31, 1992. During completion of the audit, the IRS noted that the Company had received excess refunds representing

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


its alternative minimum tax ("AMT") liability of approximately $666,000 in 1990 and 1991 from the carryback of net operating losses to the fiscal years ended May 31, 1988 and 1989, respectively. On March 29, 1994, the Company agreed to the assessment of $666,000 plus interest and received the final bill of $821,000 during the fourth quarter of fiscal 1994. The Company paid the assessment including interest during the third quarter of fiscal year 1995. The Company will no longer report on this issue.

        On February 24, 1995, an involuntary bankruptcy petition, filed in the U.S. Bankruptcy Court in the Northern District of Texas against the Company, was dismissed. Pursuant to an agreement dated March 3, 1995 between the Company and a representative of the petitioners, the petitioners consented to the dismissal of the case. Under such agreement the Company is required to offer to exchange its outstanding 7 1/2% Convertible Subordinated Debentures for a combination of cash and shares, and no assurance can be made that the Company will have sufficient cash to provide for the retirement of the Debentures.


NOTE 6 - SUBSEQUENT EVENTS

        On March 3, 1995, the Company entered into a letter agreement to provide consensual, out-of-court resolution on the notice of acceleration of the principal and interest due under the Debentures (see Note 2 to the Company's Condensed Consolidated Financial Statements included herein).

        On March 5, 1995, the Company sold its 136-bed freestanding facility in Sacramento, California to SPS Health Care, Inc. for $3.83 million. The Company received a note for $3.35 million which is due in one year and secured by a first deed of trust.

        On March 22, 1995, the Company and its subsidiary, AccessCare, entered into a letter agreement with PCA Family Health Plan ("PCA"), a subsidiary of Physicians Corporation of America, providing for PCA to invest $1.0 million in AccessCare for 13 1/2% of AccessCare's Series A Preferred Stock which is also exchangeable into 100,000 of the Company's common stock or the equivalent of $10 per share. As a key to the agreement, so long as PCA remains an equity holder of AccessCare, PCA and its subsidiaries will negotiate in good faith to contract with AccessCare for the delivery of mental health services in all PCA service areas where AccessCare has an adequate network. Consistant with the letter agreement, on March 30, 1995, PCA and AccessCare entered into a letter of intent with respect to AccessCare providing services on a capitated basis to 220,000 of PCA's approximately 700,000 members. This transaction is expected to close during the fourth quarter.

        On April 1, 1995, the Company, through its subsidiary AccessCare, Inc., acquired the operations of American Mental Healthcare, Inc. ("AMH"). AMH currently provides behavioral managed care services to approximately 80,000 members in Florida. The acquisition is being paid for in the Company's common stock pursuant to three-year net revenue earn-out requirements.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In the 1970s and early 1980s Comprehensive Care Corporation ("CompCare" or the "Company") pioneered one of the earliest forms of managed care by contracting with acute care hospitals to take over a percentage of their beds and provide turn-key management of certain "disease state" categories. The range of contract services extended from mental health to rehabilitation to smoking cessation. This pioneering concept, which operated under the CareUnit name, led to great financial success for the Company as operations grew to over 250 contracts. Unfortunately, in the late 1980s and early 1990s the Company adopted a strategy to de-emphasize and sell off most of the CareUnit contracts to support the acquisition of freestanding behavioral health hospitals. Many of these freestanding hospitals were located near formerly successful CareUnit locations, which created animosity from administrators of acute care hospitals, who believed that the Company had gone into direct competition with them.

        Over the last five years the Company has lost almost $85 million from the operations of its freestanding hospitals. Furthermore, during this period management was unable to address large potential tax claims being asserted by the IRS, which by mid-1994 may have exceeded the value of the Company's assets. Beginning in August 1994, the Company's senior management began implementing a strategy to compromise the IRS claims on a favorable basis to CompCare's shareholders and restructure operations back to a managed care focus.

        The future of the Company is to return to its contractor roots. Acute care hospitals are facing higher pricing pressures and competition today than they were 25 years ago, when CareUnit pioneered carving out a wing of the hospital and creating cash flow for itself and the hospital administrator. The Company has restaffed CareUnit management and is attempting to recapture the marketplace that the Company abandoned. The Company also believes that the change in the reward system of the managed health care industry from paying providers on a fee-for-service basis to a fixed monthly fee basis, referred to as capitation, creates a new opportunity with powerful rewards to the health care contractor. In 1992, the Company bought a small company in Tampa, Florida, now known as AccessCare. AccessCare had been contracting with a Blue Cross Health Maintenance Organization ("HMO") to capitate all the behavioral health needs of approximately 100,000 HMO members. Once AccessCare contracts and thus controls the monthly capitation, AccessCare has demonstrated that it is able to improve the quality of care through standardization of services and to command volume discounts and work in collaboration with specialists in the community to drive down the cost of providing quality services. AccessCare was restructured in early December 1994 to contract with HMOs and insurance companies across the United States to manage specific "disease states", which the Company hopes to expand from behavioral health to include AIDS, chronic pain, oncology and other maladies.

        The Company's management has attempted to emphasize that restructuring the Company would prove to be financially difficult. The Company suffered losses of approximately $3.4 million or $1.29 per share for the quarter ended February 28, 1995, which was comparable to a loss of approximately $2.5 million or $1.18 per share for the previous quarter ended November 30, 1994. An analysis of the successes, challenges and failures in restructuring the balance sheet and operations follows.

BALANCE SHEET RESTRUCTURE:

        The Company made substantial progress in restructuring its balance sheet in the third quarter including: a final settlement was executed with the IRS compromising all then outstanding IRS claims, while, in the opinion of management, preserving over $40 million of usable tax loss carryfowards; negotiating the opportunity to potentially exchange most of the Company's Debentures for sixty-two cents on the dollar; and obtaining a cash infusion from a highly respected institutional investor. Furthermore, the Company settled numerous litigation issues and contingent liabilities. The biggest challenge facing the Company regarding the balance sheet is the need to raise approximately $7.0 million through the sale of additional assets or the placement of equity to meet the financial obligations associated with the settlement of the IRS and exchange of the Debentures (See Note 2 to the Condensed Consolidated Financial Statements included herein). Although there can be no assurance that the Company will have the capital to meet these obligations, management can report that the Company has recently closed the sale of a hospital in Sacramento, California for $3.9 million in cash and a note, plus the Company is having discussions regarding the liquidation of assets held for sale and additional cash investments. Management also believes that it is in the best interest of the Company to become debt free, given that major HMOs and insurers who may want to contract with the Company are concerned about the viability of highly leveraged vendors.

OPERATIONAL RESTRUCTURE:

The Company moved aggressively to restructure operations in the third quarter including: relocating Corporate Headquarters from St. Louis, Missouri back to its prior home in Newport Beach, California and eliminating over one-third of ongoing corporate burden; restaffing most senior management and key marketing positions with executives that have proven health care track records; closing an operating facility in Fort Worth, Texas that was losing over $350,000 per month; establishing contracts in AccessCare that may increase capitated revenue to approximately $12 million per year by the end of fiscal 1996 versus approximately $3 million in fiscal 1994; and completing an acquisition that grew CareUnit by over 30%. A major challenge facing the Company is to increase net revenues to offset the high expenses associated with implementing its global reorganization and absorbing the corporate overhead cost of being a public company.


RESULTS OF OPERATIONS

Three Months Ended February 28, 1995 Compared to Three Months Ended November 30, 1994

        The Company reported a loss of approximately $3.3 million or $1.42 per share for the quarter ended February 28, 1995, which was comparable to the loss of approximately $2.5 million or $1.18 per share reported for the quarter ended
November 30, 1994.    Overall operating revenues declined during the third
quarter primarily as a result of a decrease in revenues for freestanding operations. The deterioration in revenue from the previous quarter reflects the seasonal downturn that occurs during the fiscal third quarter for hospital and behavioral medicine contract operations. In addition, freestanding operations revenue was further impacted by the closure of a freestanding facility in January 1995 due to poor performance.

        General and administrative expenses increased during the quarter by $0.3 million primarily as a result of the increase in legal costs related to the notice of acceleration of the Debentures and contesting the involuntary bankruptcy petition (See Note 2 to the Company's Condensed Consolidated Financial Statements included herein) which exceeded the reduction in expenses as the Company continues to reduce its corporate overhead expenses. The Company completed the relocation of its headquarters from Missouri to California during the third quarter of fiscal 1995.

        The provision for doubtful accounts decreased $0.2 million during the third quarter of fiscal 1995 as compared to the second quarter of fiscal 1995. Interest expense increased by $0.1 million primarily related to the Secured Convertible Note Purchase Agreement (See Note 2 to the Company's Condensed Consolidated Financial Statements herein), and the IRS settlement (See Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

Managed Care Operations

        During the third quarter of fiscal 1995, the number of capitated members at AccessCare increased by 9% and operating revenues increased 22% or $245,000 from the second quarter of fiscal 1995. This increase is primarily attributable to new contracts added during fiscal 1995. In addition, during the fourth quarter of fiscal 1995, AccessCare has executed contracts, letters of intent or acquisitions which should commence operation during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996, which are expected to increase revenues in excess of $2.0 million Operating expenses increased 23% during the third quarter of fiscal 1995 primarily as a result of corporate restructuring and higher utilization resulting in an increase in claims expenses and an increase in the costs associated with the expansion and
development for new contracts.   Also, results of the second quarter of fiscal
1995 include a one-time legal settlement of $0.2 million (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

Behavioral Medicine Contracts

        During the third quarter of fiscal 1995, patient days of service at CareUnit contracts declined by approximately 22% from 8,027 patient days to 6,245 patient days. Units which were operational for both the second and third quarters of fiscal 1995 experienced a 12% decline in utilization to 5,181 patient days. Although average net revenue per patient day at these units increased by 7% from the previous quarter, there was a decline in overall net inpatient operating revenues by 5% to $0.6 million. Net outpatient revenues for programs operational for both quarters at these units increased 3% from approximately $323,000 in the second quarter of fiscal 1995 to approximately $331,000 in the third quarter of fiscal 1995.

        On February 1, 1995, the Company purchased certain assets of Alternative Psychiatric Centers, Inc., ("APC"), a behavioral medicine contract management company based in Southern California from Drew Q. Miller, who joined the Company and is currently Chief Financial Officer. APC had two operating locations with three contract units offering inpatient and partial hospitalization services. The addition of these contract units, although only in force for 28 days, contributed 11% of CareUnit's revenue for the third quarter of fiscal 1995.

Freestanding Operations

        Overall operating revenues for the third quarter of fiscal 1995 decreased $1.1 million from the second quarter of fiscal 1995. Although admissions for third quarter of fiscal 1995 on a same store basis increased 5% from the previous quarter, length of stay decreased resulting in a slight increase in net revenue per patient day of 2%. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to partial hospitalization and outpatient programs continue to impact and affect this decline in utilization. Net outpatient revenues for the third quarter declined by 8% from the second quarter of fiscal 1995, however, outpatient revenues as a percentage of total net revenue remained constant at 47% for both the second and third quarters.

        The Company is continuing its cost reduction measures, including the closure of selected facilities. During the third quarter of fiscal 1995, the Company closed one of its operating facilities due to poor performance costs and expenses during the third quarter related to this closure were approximately $134,000. The Company owns or manages five facilities which are currently operating and four facilities which are closed and for sale. The Company will continue to evaluate the performance of these facilities in their respective markets, and, if circumstances warrant, may increase the number of facilities designated for disposition.

Three Months Ended February 28, 1995 Compared to Three Months Ended February 28, 1994

        The Company reported a pretax loss of approximately $3.4 million for the third quarter of fiscal 1995, versus a pretax loss of approximately $1.3 million reported for the third quarter of fiscal 1994. Operating revenues for the third quarter of fiscal 1995 declined by approximately $1.9 million from the third quarter of fiscal 1994. This decrease is primarily due to a decline in operating revenues in the freestanding operations which more than offset the increase in operating revenues for managed care operations experienced in the third quarter of fiscal 1995. Overall operating expenses declined during the third quarter of fiscal 1995 by $0.4 million from the third quarter of fiscal 1994. The significant decline in operating expenses in the freestanding operations was offset by an increase in operating expenses related to managed care operations expansion and development.

        General and administrative expenses increased during the third quarter by $0.3 million primarily as a result of the increase in legal costs related to the restructuring of the Debentures and subsequent notice of acceleration (see
Note 2 to the Company's Condensed Consolidated Financial Statements included herein). The provision for doubtful accounts increased $0.1 million in the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. Interest expense increased by $0.1 million during the third quarter of fiscal 1995 primarily related to the Secured Convertible Note Purchase Agreement (see
Note 2 to the Company's Condensed Consolidated Financial Statements included herein) and the IRS Settlement (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

Nine Months Ended February 28, 1995 Compared to Nine Months Ended February 28, 1994

        The Company reported a pretax loss of approximately $8.2 million for the first nine months of fiscal 1995, an increase of approximately $4.5 million from the pretax loss of approximately $3.7 million reported for the first nine months of fiscal 1994. Operating revenues for the first nine months of fiscal 1995 declined by approximately $3.4 million from the first nine months of fiscal 1994. This decrease is primarily a result of a decline in operating revenues in the behavioral medicine contracts and freestanding operations which more than offset the increase in operating revenues generated by managed care operations of $1.0 million.

        Operating expenses remained comparable from the first nine months of fiscal 1995 to the first nine months of fiscal 1994. Results for fiscal 1995 include a one-time legal settlement related to managed care operations (see
Note 5 to the Company's Condensed Consolidated Financial Statements included herein) of $0.2 million. In addition, general and administrative expenses increased in the first nine months of fiscal 1995 by approximately $0.5 million from the first nine months of fiscal 1994 primarily as a result of the increase in legal costs related to the restructuring of the Debentures and subsequent notice of acceleration (see Note 2 to the Company's Condensed Consolidated Financial Statements included herein). Fiscal 1994 includes a credit of approximately $0.4 million as a result of the revaluation of a provision for general and administrative expenses. Excluding the revaluation, general and administrative expenses remained comparable during the first nine months of fiscal 1995 compared to the same nine month period of fiscal 1994.

        The provision for doubtful accounts increased $0.6 million for the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994 which is primarily a result of an increase in the number of denials related to the hospital operations in Fort Worth, Texas. This facility was closed during the third quarter of fiscal 1995 due to poor performance.


Liquidity and Capital Resources

        The Company's current assets at February 28, 1995 amounted to approximately $12.1 million and current liabilities were approximately $14.4 million, resulting in working capital deficit of approximately $2.3 million and a current ratio of 1.0:.8. Included in current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $8.9 million. The Company sold one hospital facility in the second quarter of fiscal 1995 and received the proceeds of $2.5 million in the third quarter. In addition, during the third quarter, the Company closed one of its operating facilities due to poor performance. Accordingly, this
property has been classified as property held for sale.   Should the Company be
unable to complete the sales transactions for the remaining three facilities held for sale, the Company's working capital would be materially adversely affected. The Company's primary use of working capital is to fund operations while it seeks to restore profitability to certain of its freestanding facilities and expand its behavioral medicine managed care business. Should the Company be unable to improve the performance of hospital operations, the Company may be unable to meet terms and conditions required as part of the Company's "global structuring" (as defined below) and the settlement agreement with the IRS (See Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

        During the first quarter of fiscal 1995, management stated its intent to restructure several of its obligations and commitments. Management intends that this "global restructuring" include as many of the following steps as possible: (i) the effectuation of a 1-for-10 reverse stock split; (ii) completion of the proposed settlement of the Company's payroll tax audit with the IRS; (iii) restructuring of the Company's financial obligations represented by the Debentures; and (iv) equity capital infusion. The Company has achieved the following to date: (i) implemented a 1-for-10 reverse stock split which occurred on October 21, 1994; (ii) was successful in obtaining the IRS District Counsel's acceptance of the proposed settlement of the Company's payroll tax audit (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein); and (iii) continues to strive for completion of the restructuring of the Company's financial obligations represented by the 7 1/2% Convertible Subordinated Debentures (the "Debentures") and (iv) the Company entered into a Secured Convertible Note Purchase Agreement in the amount of $2.0 million and a private offering of common stock which would provide for some of the necessary equity capital infusion to the Company, as described below.

        On January 5, 1995, the Company issued a $2.0 million Secured Convertible Note due January 9, 1997 to a business trust. The Note is secured by first priority liens on two of the Company's operating hospital properties. The Note bears interest at the rate of 12 1/2% per annum, payable quarterly, and in the event of a default, a charge of 2 1/2% per annum until the default is cured. Prior to maturity, the Note is redeemable, in whole or in part, at the option of the Company at a redemption price initially of 120% of the amount of principal redeemed, declining after January 9, 1996 to 110% of principal. Until paid, the principal amount of the Note is convertible into the Company's Common Stock, par value $0.01, at the rate of $6.00 per share, (which was the fair market value on the date of signing). The maximum number of shares issuable upon conversion of the Note would initially be approximately 333,333, subject to adjustments for dilution and recapitalization, which is under 15% of the undiluted number of shares of Common Stock outstanding. The proceeds will be used to pay costs of closing unprofitable operations, working capital and other general corporate purposes.

        On February 1, 1995, the Company sold an aggregate of 100,000 shares of common stock to one accredited investor in a private offering for an aggregate purchase price of $600,000 paid in cash on February 7, 1995.

        The Company did not make its payment of interest on its 7 1/2% Convertible Subordinated Debentures (the "Debentures") when such payment was scheduled on October 17, 1994. In early February 1995, a group of holders and purported holders of the Debentures gave notice of acceleration of the entire amount of principal and interest due under the Debentures, and on February 24, 1995, a subset of such persons filed an involuntary petition in the United States Bankruptcy Court for the Northern District of Texas under Chapter 7 of the U.S. Bankruptcy Code. On March 3, 1995, the Company entered into a letter agreement with a representative of the holders of the Debentures who had taken such actions. The agreement provides for a consensual, out-of-court resolution that the Company's Board of Directors has approved as in the best interests of the Company, its stockholders and other stakeholders. The holders' representative agreed to provide notices of waiver of the interest non-payment default, notices of rescission of the Debenture acceleration and the effects thereof, and consent to the immediate dismissal of the involuntary Chapter 7 petition. In return, the Company has agreed to provide an opportunity to holders of Debentures to tender their Debentures to the Company pursuant to an exchange offer to be made by the Company to the holders of the Debentures. The offer consideration will consist of $500 in cash and $120 in shares of Common Stock per each $1,000 in original face amount of Debentures. Tendering holders will not receive interest calculated from and after April 15, 1994 (which includes the October 17, 1994 payment) and in lieu of calculated interest will receive $80 per $1,000 face amount of Debentures. If the exchange offer with holders of Debentures is consummated on the terms in the letter agreement and assuming the tender of 100% of the outstanding Debentures, the portion of the required offer consideration which will be payable in cash by the Company would be approximately $5,550,000. Among the factors affecting the anticipated exchange offering are the various conditions to the consummation of the offer and the ability of the Company to finance the cash payment necessary, and no assurance can be made that the exchange offer will be successfully completed. Failure to consummate the Debenture exchange offer may result in the Company considering alternative actions including filing for voluntary protection from creditors. In such case, the Company believes that the recovery to it security holders would be less than the recovery achieved under the consensual, out-of-court arrangement the Company has reached. In addition, the agreement provides for a pledge of all of the shares of CareUnit, Inc. to secure the Company's obligation to complete an exchange on the agreed upon terms; and failure to complete an exchange could result in a foreclosure sale of such shares.

        Should the Company be unsuccessful in the completion of the restructuring of the Debentures, the Company may be unable to meet, among other things, the terms and conditions of the settlement agreement with the IRS (see
Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

PART II.  -  OTHER INFORMATION

ITEM 1.  -  LEGAL PROCEEDINGS


        On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4-92CV002194-CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgement with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. A number of motions have been filed by the parties concerning the form of the judgment entered by the Court. The judgment is not yet final for purposes of appeal, pending the Court's ruling on these motions.

        In connection with the proposed sale of hospitals to CMP Properties, Inc., the Company advanced $1.1 million to a former consultant which was to be returned in the event the transaction was terminated. These advances were to be secured by the common stock of an unrelated company. The shares of common stock pledged were purported to be in the possession of the Company's former legal firm as collateral for the advances, but were not provided to the Company when the transaction was terminated. The Company filed a complaint in the United States District Court for the District of Oregon against the former consultant and legal firm to recover the advances (Case No. 94-384 FR). The former consultant has counterclaimed against the Company for $1,688,000 for lost profits, breach of contract and unjust enrichment. The former legal firm has filed a counterclaim for $193,000 for unpaid legal fees. Management believes that the counterclaims are meritless and intends to vigorously defend against them, and to pursue the Company's claims.

        In July 1993, the Company terminated the employment agreement with the former owner of Mental Health Programs ("MHP") and subsequently entered into litigation. On November 21, 1994, the Company reached a settlement agreement with the former owner and will pay $250,000 in installments through September 1996; forgive the obligations owing under the indemnification agreement between the Company and the former owner; and satisfy the terms under the stock purchase agreement dated December 30, 1992 between the former owner and the Company to issue 16,000 shares of the Company's common stock. The Company has established a reserve with respect to this settlement. During the third quarter of 1995, the Company satisfied the terms of the stock purchase agreement and commenced payment installments to the former owner. The Company will no longer report on this issue.

Other Litigation

        The Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on the payroll tax audit for the calendar years 1983 through 1991 pursuant to which the Company will pay the IRS $5 million with the Company having no obligation to pay any penalties or accrued interest. The IRS agent conducting the audit asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. The settlement was reviewed and accepted by the IRS district counsel. Payment terms have been accepted at 50% within 90 days of finalization with the remainder financed over the next five years. In March 1995, the Company paid $350,000 to the IRS against the initial payment due. In return, the IRS granted the Company an additional 120 days to pay the remaining balance of $2,150,000. The unpaid balance bears interest at 9% due and payable after the $5 million is paid.

        On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991. In the lawsuit, RehabCare alleges that it has incurred attorneys fees in connection with the settlement of certain tax issues with the IRS and has paid the IRS a settlement amount with respect to the years 1987 and 1988.

RehabCare seeks the recovery from the Company of $581,000, plus interest, which RehabCare alleges is the amount it incurred for payments to the IRS in settlement and attorneys fees it incurred in dealing with the IRS. The Company has filed its answer and affirmative defenses contesting the right of RehabCare to obtain the relief it seeks. Discovery is ongoing. Until such discovery is complete, it is not possible to predict the likely outcome of the lawsuit. The Company has established a reserve with respect to this issue.

        The federal income tax returns of the Company for its fiscal years ended 1984 and 1987 through 1991 were examined by the IRS resulting in a disallowance of approximately $229,000 in deductions which were offset against the Company's net operating losses available for carryover. The examination also included the review of the Company's claim for refund of approximately $205,000 relating to an amended return for the fiscal year ended May 31, 1992. During completion of the audit, the IRS noted that the Company had received excess refunds representing its alternative minimum tax ("AMT") liability of approximately $666,000 in 1990 and 1991 from the carryback of net operating losses to the fiscal years ended May 31, 1988 and 1989, respectively. On March 29, 1994, the Company agreed to the assessment of $666,000 plus interest and received the final bill of $821,000 during the fourth quarter of fiscal 1994. The Company paid the assessment including interest during the third quarter of fiscal year 1995. The Company will no longer report on this issue.

        On February 24, 1995, an involuntary bankruptcy petition, filed in the U.S. Bankruptcy Court in the Northern District of Texas against the Company, was dismissed. Pursuant to an agreement dated March 3, 1995 between the Company and a representative of the petitioners consented to the dismissal of the case. Under such agreement the Company is required to offer to exchange its outstanding 7 1/2% Convertible Subordinated Debentures for a combination of cash and shares, and no assurance can be made that the Company will have sufficient cash to provide for the retirement of the Debentures.

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

        See the discussion contained in the last two paragraphs under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the Company's default in the payment of interest on its 7 1/2% Convertible Subordinated Debentures and the acceleration thereof.


ITEM 5.  -  OTHER INFORMATION

        In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to common stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates that success in the "global restructuring" (see Note 2 to the Company Condensed Consolidated Financial Statements included herein) will be necessary to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders. No assurance can be given that the steps of the restructuring will be successfully completed.


ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        3.1     Restated Certificate of Incorporation amended November 14, 1994
                (filed herewith).
        3.2     Restated Bylaws as amended November 14, 1994 (filed herewith).
      10.58     Stock Purchase Agreement dated February 1, 1995 between the
                Company and Lindner Funds, Inc. (filed herewith).
      10.59     Directors and Officers Trust dated February 27, 1995 between the Company and Mark Twain Bank (filed herewith).*
      10.60     Letter Agreement between the Company and Jay H. Lustig, a
                representative of the holders of the 7 1/2% Convertible
                Subordinated Debentures (filed herewith).
         27     Financial Data Schedules (filed herewith).
       99.3     Notice to Shareholders Regarding Exemption from Shareholder
                Approval Requirement of the New York Stock Exchange (filed herewith).

* Management contract or compensatory plan or arrangement with one or more directors or executive officers.

   (b)  Reports on Form 8-K

        1.) On January 6, 1995, the Company filed a current report on Form 8-K to report under Item 5 the effective date and address of of the Company's headquarters which was relocated from Missouri to California.

                                   SIGNATURE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  COMPREHENSIVE CARE CORPORATION





April 13, 1995                         By  /s/  DREW Q. MILLER
                                           ------------------------
                                           Drew Q. Miller
                                           Vice President
                                           and Chief Financial Officer
                                           and Interim Chief Operating Officer
                                           (Principal Financial Officer)



April 13, 1995                         By  /s/   KERRI RUPPERT
                                           ---------------------------
                                           Kerri Ruppert
                                           Vice President
                                           and Chief Accounting Officer
                                           (Principal Accounting Officer)