Form 10-K405
period 1995-05-31
COMPREHENSIVE CARE CORP
filed 1995-09-13
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 1995 or

  / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

  Commission file number 0-5751

                         COMPREHENSIVE CARE CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                              95-2594724
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

        4350 Von Karman Avenue
               Suite 280
       Newport Beach, California                                    92660
(Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (714) 798-0460

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange on
         Title of each class                             which registered
         -------------------                        ------------------------

Common Stock, Par Value $.01 per share             New York Stock Exchange, Inc.
     Common Share Purchase Rights                  New York Stock Exchange, Inc.

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
                                                                 Yes  X  No
                                                                    -----  -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   /X/

    The aggregate market value of voting stock held by non-affiliates of the Registrant at August 31, 1995, was $20,635,655 based on the closing sale price of the Common Stock on August 31, 1995 as reported on the New York Stock Exchange composite tape.

    At August 31, 1995, the Registrant had 2,627,003 shares of Common Stock outstanding.

    The aggregate market value of Registrant's Common Stock held by non-affiliates as of August 31, 1995 and the number of shares outstanding, includes an aggregate of 422,500 shares previously sold by the Registrant and which the Registrant is obligated to issue. Issuance of which is pending the completion of administerial acts.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 1995 annual meeting of stockholders presently scheduled to be held on November 9, 1995, which Proxy Statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended May 31, 1995.

                                     PART I

ITEM 1.   BUSINESS.

         Comprehensive Care Corporation(R) (the "Company") is a Delaware corporation organized in January 1969. The Company is transitioning from predominantly a provider of inpatient treatment programs for psychiatric disorders and chemical dependency (including alcohol and drug) to a managed care behavioral health care company providing a continuum of services. Such services include risk based contract capitation of behavioral health expenses for specific populations and a broad spectrum of inpatient and outpatient mental health and substance abuse therapy and counseling. Programs are provided at freestanding facilities operated by the Company and at independent general hospitals under contracts with the Company. A wholly-owned subsidiary, CareUnit(R), Inc., develops, markets and manages the Company's contract programs. During fiscal 1995, psychiatric and chemical dependency treatment programs (freestanding operations and CareUnit, Inc. contracts) accounted for approximately 80% of the Company's operating revenues. Comprehensive Behavioral Care, Inc., ("Comprehensive Behavioral"), formerly known as AccessCare, Inc., an 86.5% subsidiary primarily engaged in the development and delivery of managed care services for behavioral medicine, accounted for approximately 19% of the Company's operating revenues in fiscal 1995. The remaining 1% of fiscal 1995 revenues were derived from other activities.

         The Company has experienced significant net losses in 1995 and prior years, has a working capital deficiency of $15.3 million and a deficit in stockholders' equity of $4.9 million as of May 31, 1995, and is attempting to accomplish a Debenture exchange offer to cure a default in the payment of interest on these Debentures. Additionally, during the past five years, and in particular since fiscal 1994, the Company has begun to refocus its activities through closure and/or sale of its freestanding facilities and expansion of managed care activities. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of these matters as well as other risk factors that the Company faces.

         The following table sets forth for each of the years in the five-year period ended May 31, 1995, the operating revenues of the Company's freestanding operations, CareUnit, Inc. contracts, Comprehensive Behavioral operations, RehabCare programs, and other activities.

                                                              YEAR ENDED MAY 31,
                                                --------------------------------------------
                                                1995      1994      1993      1992      1991
                                                ----      ----      ----      ----      ----
Freestanding operations ..................       62%       70%       81%       75%       34%
CareUnit, Inc. contracts .................       18        16        12        14        14
Comprehensive Behavioral operations (1) ..       19        10         2       --        --
RehabCare programs (2) ...................      --        --        --          6        47
Other activities .........................        1         4         5         5         5
                                                ---       ---       ---       ---       ---
                                                100%      100%      100%      100%      100%
                                                ===       ===       ===       ===       ===

--------------------------------

(1) The Company has provided managed care products since the acquisition of Comprehensive Behavioral Care, Inc.'s predecessor in December 1992. On August 1, 1995, the Company changed the name of its subsidiary from AccessCare, Inc. to Comprehensive Behavioral Care, Inc.

(2) The Company formerly owned a company known as RehabCare Corporation ("RehabCare"), which developed, marketed and managed the delivery of comprehensive medical rehabilitation services for functionally disabled persons. The Company offered RehabCare common stock to the public in fiscal 1992, maintaining a minority interest, and during fiscal 1993, sold its remaining 48% stake in RehabCare. Accordingly, revenues from RehabCare were not material to the Company during fiscal 1993.

                             MANAGED CARE OPERATIONS

    Comprehensive Behavioral Care, Inc. provides managed behavioral health care and substance abuse services for employers, HMO's, PPO's, government organizations, third party claim administrators and other group purchasers of health care. Comprehensive Behavioral currently provides services to contracted members in 35 states. The programs and services currently offered by Comprehensive Behavioral include fully integrated capitated behavioral health care services, employee assistance programs ("EAP"), case management/utilization review services, provider sponsored health plan development, preferred provider network development and management and physician advisor reviews. Comprehensive Behavioral distinguishes itself from the competition by being the "science-based" provider of care. Comprehensive Behavioral manages its clinical service programs on proven treatment technologies and is a leader in training its providers to use science-based efficacious treatment.

    Comprehensive Behavioral accounted for approximately 19% of the Company's operating revenues in fiscal 1995. Comprehensive Behavioral, in concert with a network of providers (e.g., CareUnit, Inc.), is expected to assist the Company in developing an integrated service model to provide high quality, cost effective care.

    In May 1995, the Company entered into an agreement with Physicians Corporation of America ("PCA") providing for PCA to invest $1.0 million into Comprehensive Behavioral for a voting equity position equal to 13 1/2% of Comprehensive Behavioral voting power on a fully diluted basis, represented by shares of Series A Preferred Stock which is also option of PCA for 100,000 shares of the Company's Common Stock (see Note 3-- "Acquisitions and Dispositions"). In addition, PCA was granted a first right of refusal regarding any sale of Comprehensive Behavioral.

SOURCES OF REVENUE

    Comprehensive Behavioral provides managed behavioral health and substance abuse services to the members under contract. Generally, Comprehensive Behavioral receives a negotiated per member per month amount, or capitation, to provide these services. Comprehensive Behavioral is responsible for the development of service networks, including physicians, therapists and hospitalization services.

    Contracts are generally entered into for a period of one to three years and automatically renew for successive one-year periods unless either party gives notice of termination.

DEVELOPMENT, COMPETITION, AND PROMOTION

    Approximately fifteen managed behavioral health care companies provide service for 80 million people in the United States and the Commonwealth of Puerto Rico. Additionally, there are numerous local and regional group practices, community mental health centers and behavioral health care hospitals that manage behavioral health care on behalf of HMOs, PPOs and local governments. Approximately one-third of the potential private marketplace still operates through indemnity coverage (approximately 60 million lives) and another third are covered through PPO products. The last two years have seen an increased migration to fully capitated HMO products in most markets. This is Comprehensive Behavioral's primary niche. Approximately 19% of all mental health care expenditures nationally are funded through Medicaid. Currently 11 states have received Health Care Finance Administration ("HCFA") approval for statewide privatization of mental health Medicaid expenditures, 9 states have submitted HCFA applications for waivers and 8 states have applications for waivers in the preparation stage. Additionally, 8.8 million people covered through Champus are being moved to managed care products in the next two years. As a consequence of these changes in the marketplace, the potential dollars expended for managed behavioral services in the market are expected to grow dramatically. Comprehensive Behavioral currently manages approximately 187,000 people covered through Medicaid in Florida and has partnered with PCA (see Note 3-- "Acquisitions and Dispositions") to attract such additional business in other states.

    Managed behavioral care is an extremely competitive business and seven companies currently dominate the market and include: Medco Behavioral Care (approximately 15 million lives), Value Behavioral Care (approximately 11 million lives), Greenspring (approximately 11 million lives), MCC (approximately 5 million lives), CMG (approximately 4 million lives), USBH (approximately 4 million lives) and Options Mental Health (approximately 3 million lives). Contracts are competitively bid and are awarded based upon price, customer service, capacity to satisfy the standards of the National Committee of Quality Assurance ("NCQA") and capacity to deliver the product including financial viability of the bidder. Comprehensive Behavioral has developed a reputation as a price efficient company with high ratings by customers and members. As a subcontractor to four NCQA accredited HMOs, Comprehensive Behavioral has been through the NCQA evaluation on repeated occasions and has met its stringent criteria.

    Comprehensive Behavioral is subject to multiple state and federal regulations, as well as changes in Medicaid and Medicare reimbursement. At this point in time Comprehensive Behavioral is unable to predict what effect, if any, the changes in legislation for Medicaid and Medicare will have on Comprehensive Behavioral.

    Comprehensive Behavioral has certificates of authority in sixteen states and is awaiting such certificates in an additional six. Comprehensive Behavioral intends to become able to provide managed behavioral health care in all fifty states and the Commonwealth of Puerto Rico.

                               CONTRACT OPERATIONS

    CareUnit, Inc. operates contract programs for behavioral medicine services in dedicated units of independent hospitals. The programs offered are similar to the behavioral medicine services offered in the Company's freestanding facilities.

    Under a contract, the hospital furnishes patients with all hospital facilities and services necessary for their generalized medical care, including nursing, dietary and housekeeping. CareUnit, Inc. is obligated to provide a multi-disciplinary team consisting of a physician (who serves as medical director for the program), a program manager, a social worker, a therapist and other appropriate supporting personnel. CareUnit, Inc. also typically provides support in the areas of program implementation and management, staff recruiting, continuing education, treatment team training, community education, advertising, public relations, insurance and ongoing program quality assurance. As a result of reimbursement changes and competitive pressures, the contractual obligations of CareUnit, Inc. have been subject to intense evaluation. In general, some prospective client hospitals have expressed a desire for more control over the services provided by CareUnit, Inc. and, in response, CareUnit, Inc. is providing a more flexible approach to contract management. During fiscal years 1995, 1994 and 1993, CareUnit, Inc. through CareInstitute(R), a related non-profit entity, managed two contracts for the State of Idaho. These programs provide behavioral medicine services in a residential and outpatient setting.

    During fiscal 1995, CareUnit, Inc. experienced an increase in the number of contracts and available beds. Although seven new contracts were opened, CareUnit experienced a decline in inpatient census during fiscal 1995. The Company believes that the decline in the number of inpatient beds is a result of the continued influence of managed care and reduction in available reimbursement from third parties, which have had the effect of making CareUnit, Inc.'s contracts less profitable to hospitals. During fiscal 1995, CareUnit purchased certain assets of Alternative Psychiatric Centers, Inc. ("APC"), a behavioral medicine contract company based in Southern California (see Note 3-- "Acquisitions and Dispositions"). The purchase of APC added three contracts to CareUnit. In addition, during fiscal 1995, CareUnit, Inc. terminated one unprofitable contract and four were terminated by the contracting hospital.

    Responding to market demands, CareUnit, Inc. has implemented, in the majority of its contracts, a variety of levels of care, offering a wide range of treatment options including detoxification, inpatient, residential, day-treatment or partial hospitalization and outpatient services. As a result, inpatient occupancy rates have declined as patients are moved to a less acute level of care.

    The following table sets forth selected operating data regarding behavioral medicine programs managed under contract:

                                                                     YEAR ENDED MAY 31,
                                               -------------------------------------------------------------
                                                1995           1994         1993         1992          1991
                                               ------         ------       ------       ------       -------
Number of contracts at end of period (1):
   Adult CareUnits(2)(3) ................          11             10           12           15            21
   Adolescent CareUnits(2) ..............        --                1            1            1             2
   Adult CarePsychCenters(R)(2) .........           2              3            3            3             4
   Partial Hospitalization ..............           3           --           --           --            --
   Eating disorders units ...............           1              1            1            2             2
                                               ------         ------       ------       ------       -------
   Total ................................          17(5)          15           17           21            29
                                               ======         ======       ======       ======       =======

Available beds at end of period .........         157            236          306          479           685
Patient days served during period .......      39,082         34,464       51,524       92,574       151,219
Admissions ..............................       3,634          3,992        5,139        7,867        11,902
Average occupied beds per contract ......         5.8            7.3          8.3          9.9          10.6
Average occupancy rate for period(4) ....          42%            37%          39%          42%           45%

-------------------------

(1) Excludes contracts which have been executed but are not operational as of the end of the period.

(2) CareUnit is the service mark under which the Company markets chemical dependency treatment programs. CarePsychCenter is the service mark under which the Company markets psychiatric treatment programs.

(3)      Includes two state chemical dependency full-service contracts.

(4) Average occupancy rate is calculated by dividing total patient days by the number of available bed-days during the relevant period.

(5) During fiscal 1995, CareUnit, Inc. opened 7 contracts and closed 5 contracts, one of which was terminated by CareUnit, Inc. and 4 by the contracting hospitals.

         In March 1995, the Company entered into a letter agreement with a representative of certain holders of the Company's Debentures. The agreement, among other things, provides for a pledge of all of the shares of CareUnit, Inc. to secure the Company's obligation to purchase the Debentures on the agreed upon terms and conditions of the exchange offer or otherwise (see Note 10-- "Long-Term Debt and Short-Term Borrowings").

SOURCES OF REVENUES

         Patients are admitted to a behavioral medicine program under the contracting hospital's standard admission policies and procedures. The hospital submits to the patient, the patient's insurance company, or other responsible party a bill that covers the services of the hospital. Generally, CareUnit, Inc. receives a negotiated fee for each patient day of service provided and in many cases also receives a fixed monthly management fee or a percentage of net revenue. Fees paid by the hospital are subject to annual adjustments to reflect changes in the Consumer Price Index. CareUnit, Inc. and the hospital share the risk of nonpayment by patients based on a predetermined percentage participation by CareUnit, Inc. in bad debts. CareUnit, Inc. may also participate with a contracting hospital in charity care and certain contractual allowances and discounts. Hospitals contracting for programs experience the same reimbursement pressures as the Company's freestanding facilities.

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

DEVELOPMENT, COMPETITION AND PROMOTION

        CareUnit, Inc. directs its development activities toward increasing the number of management contracts with hospitals. The primary competitors of CareUnit, Inc. are hospitals and hospital management companies that offer programs similar to those offered by CareUnit, Inc. A major development effort will be made in conjunction with the Company's managed care subsidiary, Comprehensive Behavioral Care, Inc., to expand the contract operations in general hospitals and develop a continuum of care.

                             FREESTANDING OPERATIONS

The Company currently operates four owned or leased facilities representing 237 available beds. During the second quarter of fiscal 1995, the Company sold the 100-bed CareUnit of Orlando and in the fourth quarter sold the 136-bed Starting Point(R), Oak Avenue. The sale of these facilities was part of the Company's plan of operations and restructuring. The following table sets forth selected operating data regarding the Company's freestanding facilities. Facilities are designated either psychiatric or chemical dependency based on the license of the facility and the predominant treatment provided. For information concerning the nature of the Company's interest in the facilities, see Item 2, "PROPERTIES".

                                                     YEAR    LICENSED    INPATIENT DAYS FOR YEAR ENDED MAY 31,
                                                                         -------------------------------------
                                                  ACQUIRED(1)  BEDS    1995      1994      1993      1992      1991
                                                  ----------   ----    ----      ----      ----      ----      ----
PSYCHIATRIC/CHEMICAL DEPENDENCY FACILITIES
  CareUnit Hospital of Kirkland   . . . . . . .         1981    83     5,062     5,699     6,506     9,478     9,682
  CareUnit Hospital of Cincinnati   . . . . . .         1982   128     9,348    12,133    12,243    12,744    12,131
  Starting Point, Orange County   . . . . . . .         1983    70     2,362     2,422     3,487     7,046    10,349
  Aurora Behavioral Health Hospital (2) . . . .         1988   100     2,593     2,859     7,237    22,070     8,730
CLOSED/FACILITIES HELD FOR SALE
  CareUnit Hospital of Fort Worth(3)  . . . . .                        2,985     9,027    10,910    13,534    10,591
  CareUnit of Jacksonville Beach (4)  . . . . .                          ---       ---       ---     5,026     6,119
CLOSED/SOLD FACILITIES
  CareUnit Hospital of Albuquerque (5)(11)  . .                          ---       ---     4,150     4,098     4,522
  CareUnit of Coral Springs (5)(12)   . . . . .                          ---       ---     3,539     7,617     9,611
  CareUnit of Grand Rapids (6)  . . . . . . . .                        5,424     6,545     6,348     6,221     7,662
  CareUnit Hospital of Nevada (7)   . . . . . .                          ---       ---     6,920     7,881     8,632
  CareUnit of South Florida/Tampa (5)(12) . . .                          ---       ---     6,891     6,761     6,957
  Crossroads Hospital (8)   . . . . . . . . . .                          ---       ---       ---     1,705     5,078
  Newport Point, Inc. (9)   . . . . . . . . . .                          ---       ---     4,669       ---       ---
  Starting Point, Oak Avenue (5)(10)    . . . .                          ---       ---     8,868    11,988    14,639
  Woodview-Calabasas Hospital (8)   . . . . . .                          ---       ---       ---     7,913    13,809
  Other (13)(14)  . . . . . . . . . . . . . . .                          ---       ---       ---       ---     7,581
                                                                      ------    ------    ------   -------   -------
  Patient days served during period
                                                                      27,774    38,685    81,768   124,082   136,093
                                                                      ======    ======    ======   =======   =======
Admissions  . . . . . . . . . . . . . . . . . .                        3,329     3,916     7,047     8,859     9,312
Available beds at end of period (15)  . . . . .                          237       347       385       748     1,059
Average occupancy rate for period (16)  . . . .                           25%       30%       28%       38%       29%

 -------------------------------

(1)      Calendar year acquired, built or leased.

(2)      Formerly known as CareUnit of Colorado.

(3) On January 13, 1995, CareUnit Hospital of Ft. Worth, an 83-bed psychiatric facility was closed. The facility is currently for lease or sale.

(4) In February 1992, CareUnit of Jacksonville Beach, an 84-bed chemical dependency facility, was closed. This facility is currently for sale.

(5) In March 1993, CareUnit Hospital of Albuquerque, a seventy-bed chemical dependency facility, CareUnit of Coral Springs, a 100-bed chemical dependency facility, CareUnit of South Florida/Tampa, a 100-bed chemical dependency facility and Starting Point, Oak Avenue, a 136-bed chemical dependency facility were closed.

(6) On April 30, 1995, CareUnit of Grand Rapids, a 76-bed chemical dependency facility lease terminated. The operations of this facility were transferred to Longford/CareUnit of Grand Rapids and currently operates under a joint management contract.

(7) On April 5, 1993, CareUnit Hospital of Nevada, a 50-bed psychiatric facility, was sold.

(8) The Company is currently in negotiations to dissolve, retroactive to December 31, 1991, the joint venture which leased Crossroads Hospital and Woodview-Calabasas Hospital. Crossroads Hospital continued to be managed by the Company although in August 1992 it was closed and was subleased through the term of the lease which expired in September 1993. Woodview-Calabasas continues to be managed by the Company's joint venture partner although it was closed in April 1993.

(9) Joint operating agreement between Century Healthcare of California and Starting Point, Inc. to manage Newport Harbor Psychiatric Hospital, a 68-bed adolescent psychiatric hospital and Starting Point, Orange County, a 70-bed psychiatric facility. This agreement was mutually dissolved on February 28, 1993.

(10)     Includes Starting Point, Grand Avenue which was sold in July 1991.

(11)     On July 1, 1993, CareUnit Hospital of Albuquerque was sold.

(12) On October 1, 1993, CareUnit of So. Florida/Tampa was sold and on December 10, 1993, CareUnit of Coral Springs was sold.

(13) Includes Brea Hospital Neuropsychiatric Center, CareUnit Hospital of Orange, CareUnit Hospital of St. Louis, CareUnit of Orlando, CareUnit of DuPage, Sutter Center for Psychiatry and Golden Valley Health Center. These facilities were closed or sold in fiscal 1989 through 1991.

(14) Includes CareUnit of San Diego, a 92-bed chemical dependency facility, which was closed in December 1989 and is currently for sale.

(15) A facility may have appropriate licensure for more beds than are in use for a number of reasons, including lack of demand, anticipation of future need, renovation and practical limitations in assigning patients to multiple-bed rooms. Available beds is defined as the number of beds which are available for use at any given time.

(16) Average occupancy rate is calculated by dividing total patient days by the average number of available bed-days during the relevant period.

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

         Chemical Dependency. Chemical dependency programs, offered in all freestanding facilities, are delivered under the names CareUnit, Starting Point and Aurora Behavioral Health Hospital and include programs for adults and adolescents. Facilities offer a comprehensive treatment program based on therapy and education. The medically based programs utilize a team approach to treatment, with a supervising physician, psychologists, counselors, therapists and specially trained nurses. This multi-disciplinary team approach means that the medical, emotional, psychological, social and physical needs of the patient are all addressed in treatment.

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

SOURCES OF REVENUES

         During fiscal 1995, approximately 37% of the Company's operating revenues from freestanding operations were received from private sources (private health insurers, managed care companies and directly from patients) and the balance from Medicare, Medicaid and other governmental programs.

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

         Private insurance plans vary significantly in their methods of payment, including cost, cost plus, prospective rate, negotiated rate, percentage of charges, and billed charges. Health insurers have adopted a number of payment mechanisms for the primary purpose of decreasing the amounts paid to hospitals (including the Company's operations) for services rendered. These mechanisms include various forms of utilization review, preferred provider arrangements where use of participating hospitals is encouraged in exchange for a discount, and payment limitations or negotiated rates based on community standards. The Company believes these changing payment mechanisms will continue to have a negative effect on its revenues and require the Company to offer a continuum of care ranging from outpatient to intensive inpatient services.

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

        Under the Social Security Amendments Act of 1983, a prospective payment system ("PPS") was adopted to cover routine and ancillary operating costs of most Medicare inpatient hospital services. Under this system, the Secretary of the United States Department of Health and Human Services ("HHS") established fixed payment amounts per discharge based on diagnostic-related groups ("DRG's"). In general, a hospital's payment for Medicare inpatients is limited to the DRG rate and capital costs, regardless of the amount of services provided to the patient or the length of the patient's hospital stay. Under PPS, a hospital may keep any excess of its prospective payment rate over its operating costs incurred in furnishing inpatient services, but is at risk for any operating costs that exceed its payment rate. Qualified providers of alcohol and drug treatment services are paid under PPS. Psychiatric hospitals are exempt from PPS. Inpatient psychiatric units within acute care hospitals are eligible to obtain an exemption from PPS upon satisfaction of specified federal criteria. Exempt hospitals and exempt units within acute care hospitals are subject to limitations on the level of cost or the permissible increase in cost subject to reimbursement under the Medicare program, including those limitations imposed under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). No assurance can be given that psychiatric services will continue to be eligible for exemption from PPS or that other regulatory or legislative changes will not adversely affect the Company's business.

        The Company's four facilities currently participate in the Medicare program. Of these, two are currently excluded from PPS (TEFRA limits are applicable to these facilities). Medicare utilization at those facilities participating in the Medicare program averaged approximately 50% in fiscal 1995. The Company does not believe that the imposition of TEFRA limits or PPS has had a material adverse impact on its business at its freestanding facilities or that loss of exclusion from PPS at freestanding facilities would materially impact the Company's business. During fiscal 1995, all of the Company's facilities reflected an increase in Medicare utilization primarily due to their partial hospitalization programs.

        Hospitals participating in the Medicare program are required to retain the services of a peer review organization ("PRO"). The PRO is responsible for determining the medical necessity, appropriateness and quality of care given Medicare program patients. In instances where the medical necessity of an admission or procedure is challenged by the PRO, payment may be delayed, reduced or denied in its entirety. Amounts denied because of medical review may not be charged to the service recipient, and are absorbed by the hospital. In non-emergency admissions (which encompass most of the Company's admissions) review is performed prior to the patient's arrival at the hospital. In the event that the patient does not meet the PRO criteria for admission, the patient may be admitted for outpatient treatment, referred to an alternative treatment provider or sent home. The Company believes that the existence of PROs has reduced inpatient admissions in its facilities serving Medicare patients.

        The Medicaid program is a combined federal and state program providing coverage for low income persons. The specific services offered and reimbursement methods vary from state to state. Less than 7% of the Company's freestanding facility revenues are derived from the Medicaid program. Accordingly, changes in Medicaid program reimbursement are not expected to have a material adverse impact on the Company's business.

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

        The Company maintains a public relations program designed to increase public awareness of its treatment programs. The Company spent approximately $400,000 for media advertising (television, radio and print) in support of its freestanding operations during fiscal 1995 and 1994. The forms of media used are specifically tailored to the geographic area in which the public relations efforts are directed.

                              PUBLISHING ACTIVITIES

        Through March 1994, the Company (under the name CompCare Publishers) was engaged in the publication, distribution and sale of books, pamphlets and brochures generally relating to the Company's health care activities. Literature distributed by the Company was sold to the general public and educational institutions. Such literature was also sold to patients participating in programs managed by the Company. The Company did not own or operate the printing facilities used in the publication of its literature.

        In April 1994, certain assets and rights representing a material portion of the publishing business were sold. CompCare Publishers was operating and distributing the books and material remaining after the sale via a distribution agreement with the buyer that expired on April 30, 1995. The Company liquidated the remaining assets and rights. Publishing activities accounted for less than 1% of the Company's operating revenues in fiscal 1995.

                             GOVERNMENTAL REGULATION

        The development and operations of health care facilities are subject to compliance with various federal, state and local laws and regulations. Health care facilities operated by the Company as well as by hospitals under contract with CareUnit, Inc. must comply with the requirements of federal, state and local health agencies, with state-mandated rate control initiatives, with state certificate of need and similar laws regulating various aspects of the operation of health facilities (including construction of facilities and initiation of new services), and with the requirements of municipal building codes, health codes and local fire departments. State licensing of facilities is a prerequisite to participation in the Medicare and Medicaid programs. Legislative, regulatory and policy changes by governmental agencies (including reduction of budgets for payments under the Medicare, Medicaid and other state and federal governmental health care reimbursement programs) may impact the Company's ability to generate revenue and the utilization of its health care facilities.

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

        Under the Social Security Act, the Department of Health and Human Services ("HHS") has the authority to impose civil monetary penalties against any participant in the Medicare program that makes claims for payment for services that were not rendered as claimed or were rendered by a person or entity not properly licensed under state law or other false billing practices. The Social Security Act also contains provisions making it a felony for health care providers to make false statements relating to claims for payments under the Medicare program or to make false statements relating to compliance with the Medicare conditions of participation. In addition, the making of false claims for payment by providers participating in the Medicare program is subject to criminal penalty under federal laws relating generally to claims for payment made to the federal government or any agency.

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

        In April 1989, the Inspector General of the Department of HHS issued a report on financial arrangements between physicians and health care businesses. The report contained a number of recommendations, including a prohibition of physician referrals to any facilities in which the physician has a financial interest. The original Stark Law (Stark I) passed in 1989 as Sec 6204 of Public Law 101-508 in the Omnibus Budget Reconciliation Act of 1989 ("OBRA 1989") and became effective January 1, 1992. Unless an exception is otherwise available, Stark I forbids a physician from making a referral for which Medicare reimbursement may be made to a clinical laboratory with which such physician has a financial relationship, and prohibits such clinical laboratory from billing for or receiving reimbursement from the Medicare or Medicaid programs on account of such referral. On March 11, 1992, proposed regulations implementing the Stark Amendment were issued, but have not been adopted by the Inspector General. The Company believes that it is in compliance with the proposed regulations in all material respects.

        Additional legislation expanding the Stark Amendment to other physician and health care business relationships has been passed as part of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"). OBRA 1993 broadens the services included within the referral prohibition of Stark I: a physician having a financial relationship with an entity may not make referrals to that entity for "designated health services", which include, in addition to clinical laboratory services, physical therapy services; occupational therapy services; radiology or other diagnostic services; radiation therapy services; durable medical equipment; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. This law, Stark II, expanded its application to include Medicaid, as well as Medicare patients, and took effect January 1, 1995, with respect to referrals for the expanded list of designated health services.

        Numerous exceptions are allowed under the OBRA 1993 of Stark II for financial arrangements that would otherwise trigger the referral prohibition. These provide, under certain conditions, exceptions for relationships involving rental of office space and equipment, employment relationships, personal service arrangements, payments unrelated to designated services, physician recruitment and certain isolated transactions. A key element of the exceptions relating to transactions between providers and physicians is that the transaction be at fair market value (not taking into account, of course, the value to the providers of any referrals from the physician). Other technical requirements must also be met, such as the agreement being in writing and having a minimum term of one year. HHS may adopt regulations in the future which expand upon the conditions attached to qualification for these exceptions. Currently Stark II is being actively reconsidered by the House Ways and Means Subcommittee on Health for major amendments to the statute. A "Physician Self-Referral Improvement Act" has been proposed by Congressman Stark. The Company's relationships with physicians in its contract operations, as well as the Company's development of relationships with physicians will continue to be evaluated for access to an applicable exception and modified if necessary, to be in compliance with the law and its exceptions, including any future regulations. The Company is unable to predict at this time what effect, if any, Stark II and any future regulations implementing its provisions, will have upon its business.

        National health care reform capable of accelerating massive changes in the health care marketplace is again under active consideration by the Congress. The focus is on reforming the Medicare and Medicaid programs only, with a move toward managed care and reduced spending. Both the House of Representatives and the Senate have introduced proposals that would transform the Medicaid program into a block-grant program to the states. At this time, it is not possible to determine the exact nature of the proposals, or their legislative outcome, or their likely impact upon institutional providers.

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

        To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, the National Committee for Quality Assurance ("NCQA") has developed in conjunction with the managed care industry, health care purchasers, state regulators and consumers, an extensive review and development process. The Standards for Accreditation of Managed Care Organizations used by NCQA reviewers to evaluate a managed care organization address the following areas: quality improvement, utilization management, credentialing, members' rights and responsibilities, preventative care services guidelines and medical records. These standards validate that a managed care organization is founded on principals of quality and is continuously improving the clinical care and services provided. NCQA also utilizes Health Plan Data and Information Set ("HEDIS") which is a core set of performance measurements developed to respond to complex but simply defined employer needs as standards for patient and customer satisfaction. Comprehensive Behavioral meets the standards for NCQA accreditation and has adopted HEDIS.

                          ADMINISTRATION AND EMPLOYEES

        In January 1995, the Company's executive and administrative offices were relocated to Newport Beach, California, where management controls operations, business development, legal and accounting functions, governmental and statistical reporting, research and treatment program evaluation.

        At August 9, 1995, the Company employed approximately 24 persons in its corporate and administrative offices, 74 persons assigned to Comprehensive Behavioral, 105 persons assigned to CareUnit, Inc., 243 persons in its freestanding facilities and 2 persons in other operations. Many of the physicians and psychiatrists who are the medical directors of the Company's contract units, the psychologists serving on treatment teams and the physicians utilizing the facilities operated by the Company were not previously employed by the Company and were treated as independent contractors. As part of the Company's settlement with the Internal Revenue Service (see Note 15-- "Commitments and Contingencies") each of these individuals must comply with certain criteria in order to remain classified as an independent contractor. The Company has not encountered any work stoppages due to labor disputes with its employees.

ITEM 2.   PROPERTIES.

        The following table sets forth certain information regarding the properties owned or leased by the Company at May 31, 1995:

                                                                           OWNED OR            LEASE         MONTHLY
                 NAME AND LOCATION                                         LEASED(1)         EXPIRES(2)     RENTAL(3)
                 -----------------                                         ---------         ----------     ---------
     PSYCHIATRIC/CHEMICAL DEPENDENCY FREESTANDING TREATMENT FACILITIES
          CareUnit Hospital (4)   . . . . . . . .                          Owned               ---            ---
             Fort Worth, Texas
          CareUnit Hospital   . . . . . . . . . .                         Leased              2035         $16,106(5)
             Kirkland, Washington
          CareUnit Facility (6)   . . . . . . . .                          Owned               ---            ---
             Jacksonville Beach, Florida
          CareUnit Hospital (10)  . . . . . . . .                          Owned               ---            ---
             Cincinnati, Ohio
          Starting Point, Orange County   . . . .                          Owned               ---            ---
             Costa Mesa, California
          Aurora Behavioral Health Hospital (10)                           Owned               ---            ---
             Aurora, Colorado
          CareUnit Facility (7)   . . . . . . . .                          Owned               ---            ---
             San Diego, California
     OTHER OPERATING FACILITIES
          CareUnit, Inc.  . . . . . . . . . . . .                         Leased              1996           2,278
             Chesterfield, Missouri
          CompCare Publishers (8)   . . . . . . .                         Leased              1997           3,009
             Minneapolis, Minnesota
          Comprehensive Behavioral Care, Inc.
             Tampa, Florida   . . . . . . . . . .                         Leased              1995           7,435
             Las Vegas, Nevada  . . . . . . . . .                         Leased              1995           1,997
             Ft. Lauderdale, Florida  . . . . . .                         Leased              1995             586
             South Bend, Indiana  . . . . . . . .                         Leased              1997           1,027
     ADMINISTRATIVE FACILITIES
          Corporate Headquarters (9)  . . . . . .                         Leased              1995           5,037
             Newport Beach, California
          Data Processing Center (9)  . . . . . .                         Leased              1997           3,882
             Riverside, California

-------------------------

(1) Subject to encumbrances. For information concerning the Company's long-term debt, see Note 10 to the Company's consolidated financial statements contained in this report.

(2)     Assumes all options to renew will be exercised.

(3) All leases, other than those relating to the Company's administrative facilities, are triple net leases under which the Company bears all costs of operations, including insurance, taxes and utilities. The Company is responsible for specified increases in taxes, assessments and operating costs relating to its administrative facilities.

(4)     Closed January 1995. The Company intends to sell this property.

(5) Subject to increase every three years based upon increases in the Consumer Price Index, not to exceed 10%.

(6)     Closed February 1992. The Company intends to sell this property.

(7)     Closed December 1989. The Company intends to sell this property.

(8)     Office/operation sold in April 1994; Company has sublet this property.

(9)     This lease was converted to month-to-month.

(10) Encumbered by a lien securing payment of a $2.0 million note due January 9, 1997.

ITEM 3.   LEGAL PROCEEDINGS.

        On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgement with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million. RehabCare filed a motion for new trial or in the alternative, for judgement as a matter of law, which the court denied its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals.

        In connection with the proposed sale and lease-back of hospitals to CMP Properties, Inc., a real estate investment trust, the Company advanced $1.1 million to its financial advisor in fiscal 1992. The financial advisor was affiliated with several members of the Company's Board of Directors at that time. The advances, which were to be repaid if the transaction was not completed, were to be secured by a pledge of common stock in an unrelated company. The pledged shares of common stock were in the possession of the Company's primary legal counsel at that time, as collateral for the advances. After the transaction was terminated, the financial advisor refused to repay the advances and the Company's legal counsel refused to turn over the collateral to the Company. The Company has filed an action in the United States District Court for the District of Oregon (Civil Case No. 94-384 FR) against its former financial advisor and former legal counsel to recover the advances. The former financial advisor has counterclaimed against the Company for $1,688,000 for breach of contract and unjust enrichment. The Company's former law firm has filed a counterclaim for $193,000 for unpaid legal fees. Management believes that the counterclaims are without merit and intends to vigorously defend against them and to pursue the Company's claims.

        On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). An amended petition was filed November 15, 1994. In the lawsuit, RehabCare alleges that it has incurred attorneys fees in connection with the settlement of certain tax issues with the IRS and has paid the IRS a settlement amount with respect to the years 1987 and 1988. RehabCare seeks the recovery from the Company of $588,000, plus interest, which RehabCare alleges is the amount it incurred for payments to the IRS in settlement and attorneys fees it incurred in dealing with the IRS. The Company has filed its answer and affirmative defenses contesting the right of RehabCare to obtain the relief it seeks. Discovery is ongoing. Until such discovery is complete, it is not possible to predict the likely outcome of the lawsuit. The Company intends to continue to vigorously defend this matter.

Other Litigation

        In December 1994, the Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on the payroll tax audit for the calendar years 1983 through 1991 pursuant to which the Company agreed to pay the IRS $5.0 million with the Company having no obligation to pay any penalties or accrued interest. The IRS agent conducting the audit asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. The settlement was reviewed and accepted on behalf of the IRS by its district counsel. Payment terms have been accepted at 50% within 90 days of finalization with the remainder financed over the next five years. In March 1995, the Company paid $350,000 to the IRS against the initial payment due. In return, the IRS granted the Company an additional 120 days to pay the remaining balance of $2,150,000. In July 1995, the Company paid the remaining balance of the initial payment, and continues to make the monthly installment payment pursuant to the terms of the settlement. The unpaid balance bears interest at 9% per annum due and payable after the $5.0 million is paid.

        The Federal income tax returns of the Company for its fiscal years ended 1984 and 1987 through 1991 were examined by the IRS resulting in a disallowance of approximately $229,000 in deductions which were offset against the Company's net operating losses available for carryover. The examination also included the review of the Company's claim for refund of approximately $205,000 relating to an amended return for the fiscal year ended May 31, 1992. During completion of the audit, the IRS noted that the Company had received excess refunds representing its alternative minimum tax ("AMT") liability of approximately $666,000 in 1990 and 1991 from the carry back of net operating losses to the fiscal years ended May 31, 1988 and 1989, respectively. On March 29, 1994, the Company agreed to the assessment of $666,000 plus interest and received the final bill of $821,000 during the fourth quarter of fiscal 1994. The Company paid the assessment including interest during the third quarter of fiscal year 1995. The Company will no longer report on this issue.

        An involuntary bankruptcy petition was dismissed on March 6, 1995 pursuant to an agreement dated March 3, 1995 between the Company and a representative of the petitioners. Under such agreement the Company has agreed, subject to the conditions therein, to offer to exchange for its outstanding 7 1/2% Convertible Subordinated Debentures with a combination of cash and shares. See Note 10-- "Long-Term Debt and Short-Term Borrowings" for a discussion of the Company's default in the payment of interest on its 7 1/2 % Convertible Subordinated Debentures and the consequent acceleration of the full principal amount thereof. The foregoing is intended to disclose an event, and does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.

        In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to common stock and three year average net income among others. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates success in "global restructuring" (see Note 2-- "Operating Losses and Liquidity") will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter of fiscal 1995 and during the first quarter of fiscal 1996, to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders pursuant to the exception to the NYSE policy for financially distressed companies.

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

                        EXECUTIVE OFFICERS OF THE COMPANY

        CHRISS W. STREET, age 45. Mr. Street has been employed by the Company since May 1994. Mr. Street was named interim Chief Executive Officer on May 4, 1994 and in June 1994, he was appointed Chief Executive Officer of the Company. Mr. Street was elected as Chairman of the Board of Directors in November

1993. In February 1995, Mr. Street was elected as a director for Micropolis Corporation, where he also serves as Chairman of the compensation committee. In addition, in August 1995, Mr. Street was elected as a director of Nu-Tech Bio Med, Inc. where he also serves on the stock option committee. Mr. Street is founder and sole stockholder of Chriss Street & Company, a firm specializing in investment banking, financial advisory services, securities trading and factoring. Mr. Street commenced operations of Chriss Street & Company in February 1992 and was Managing Director for Seidler-Amdec Securities, Inc. from 1988 to 1992.

        DREW Q. MILLER, age 42. Mr. Miller has been employed by the Company since November 1994. In November 1994, Mr. Miller was appointed Vice President - Acquisitions and Development. In December 1994, Mr. Miller was appointed Chief Financial Officer and in January 1995 was appointed interim Chief Operating Officer. In July 1995, Mr. Miller was appointed Chief Operating Officer. Prior to his employment with the Company, Mr. Miller was President of Alternative Psychiatric Centers, Inc., which was purchased by the Company in February 1995. Prior to his employment in April 1993 with APC, Mr. Miller was Chief Financial Officer for Concept Psychiatric Health Group, Inc. commencing in July 1989.

        KERRI RUPPERT, age 36. Ms. Ruppert has been employed by the Company since 1988. In October 1992, she was appointed Vice President and Chief Accounting Officer, and in January 1993, she was elected Secretary of the Company and Treasurer in November 1994. She was Vice President and Controller from April 1990 to 1992 and Assistant Corporate Controller from 1988 to 1990. Prior to her employment with the Company, she served in a variety of financial management positions with Maxicare Health Plans, Inc. from 1983 to 1988.

                                     PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange under the symbol CMP. The following table sets forth the range of high and low sale prices for the Common Stock for the fiscal quarters indicated:

                                                                                      PRICE
                                                                                      -----
      FISCAL YEAR                                                               HIGH           LOW
      -----------                                                               ----           ---
      1994:
             First Quarter  . . . . . . . . . . . . . . . . . . . . . . .     $11 1/4          $6 1/4
             Second Quarter   . . . . . . . . . . . . . . . . . . . . . .       8 3/4           6 1/4
             Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .      12 1/2               5
             Fourth Quarter   . . . . . . . . . . . . . . . . . . . . . .       8 3/4               5

                                                                                      PRICE
                                                                                      -----
      FISCAL YEAR                                                               HIGH           LOW
      -----------                                                               ----           ---
      1995:
             First Quarter  . . . . . . . . . . . . . . . . . . . . . . . .    $8 3/4          $2 1/2
             Second Quarter   . . . . . . . . . . . . . . . . . . . . . . .     7 3/4               5
             Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . .     9 3/8           5 1/4
             Fourth Quarter   . . . . . . . . . . . . . . . . . . . . . . .     8 3/4               5

(b) As of July 31, 1995, the Company had 1,929 stockholders of record of Common Stock.

(c) No cash dividend was declared during any quarter of fiscal 1995, 1994 or 1993, a result of the Company's operating losses and restrictions contained in the Company's primary loan agreement and 7 1/2% Convertible Subordinated Debentures due 2010. The Company does not expect to resume payment of cash dividends in the foreseeable future. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

(d) On May 16, 1994, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of one share for each ten or fewer shares of the Company's Common Stock, with the specific ratio to be selected by the Board of Directors. The stockholders also approved amendments to the Certificate of Incorporation reducing the par value of the Company's Common Stock to $.01 per share and reducing the number of authorized shares of Common Stock to five times the number of shares outstanding, reserved or otherwise committed for future issuance but not less than 12.5 million. The reverse stock split and amendments to the Certificate of Incorporation were to become effective on any date selected by the Board of Directors prior to February 16, 1995.

        The Board of Directors effected a one-for-ten reverse stock split effective October 17, 1994. On the effective date of the reverse stock split, the Company's Certificate of Incorporation was amended to reduce the par value of the Common Stock to $.01 per share and to reduce the number of authorized shares of Common Stock to 12.5 million. All share and per share information contained in this Form 10-K reflect the effect of the reverse stock split, which is to reduce the number of shares set forth by a factor of ten, with each stockholder's proportionate ownership interest remaining constant, except for payment in cash in lieu of fractional shares.

(e) In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to common stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates success in "global restructuring" (see
        Note 2-- "Operating Losses and Liquidity") will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter fiscal 1995 and first quarter of fiscal 1996 to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders. No assurance can be given as to the actions that the NYSE may take or that the steps of the restructuring will be successfully completed.

ITEM 6.  SELECTED FINANCIAL DATA.

        The following tables summarize selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Reclassification of prior year amounts have been made to conform with the current year's presentation. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of recent results of operations and liquidity.

                                                                     YEAR ENDED MAY 31,
                                                       -------------------------------------------------
                                                       1995       1994        1993       1992       1991
                                                       ----       ----        ----       ----       ----
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues and gains:
   Operating revenues, net  . . . . . . . . . . .    $29,282      $34,277    $51,847    $59,969     $84,689
   Gain on sale of RehabCare stock, net   . . . .        ---          ---     13,114     17,683         ---
   Gain on Sovran settlement net  . . . . . . .          ---          ---        584        ---         ---
   Interest income  . . . . . . . . . . . . . . .         38           50         69        336         531
   Equity in earnings(loss) of unconsolidated
     affiliates   . . . . . . . . . . . . . . . .        ---          ---        384        168      (1,289)
                                                    --------     --------   --------   --------    --------
                                                      29,320       34,327     65,998     78,156      83,931
                                                    ========     ========   ========   ========    ========
Costs and expenses:
   Operating expenses   . . . . . . . . . . . . .     31,497       31,875     50,924     38,810      65,362
   General and administrative expenses  . . . . .      4,331        5,455      5,754     12,946      21,267
   Provision for doubtful accounts  . . . . . . .      1,423        1,558      6,187      6,065       4,759
   Depreciation and amortization  . . . . . . . .      1,797        1,762      2,946      2,602       3,580
   Loss on sale/write-down of assets  . . . . . .        259          ---      4,382     15,986       5,863
   Interest expense   . . . . . . . . . . . . . .      1,366        1,228      1,759      3,908       7,380
   Other restructuring/non-recurring expenses   .        ---          ---      5,452      2,152       2,819
                                                    --------     --------   --------   --------    --------
                                                      40,673       41,878     77,404     82,469     111,030
                                                    ========     ========   ========   ========    ========
Loss before income taxes  . . . . . . . . . . . .    (11,353)      (7,551)   (11,406)    (4,313)    (27,099)
Provision(benefit) for income taxes . . . . . . .        180          301        194        249         401
                                                    --------     --------   --------   --------    --------
Loss before extraordinary item  . . . . . . . . .    (11,533)      (7,852)   (11,600)    (4,562)    (27,500)
                                                    ========     ========   ========   ========    ========
Extraordinary item - gain on debenture
   conversion   . . . . . . . . . . . . . . . . .        ---          ---        ---        ---      11,465
Net loss  . . . . . . . . . . . . . . . . . . . .   $(11,533)     $(7,852)  $(11,600)   $(4,562)   $(16,035)
                                                    ========     ========   ========   ========    ========
Loss per common and common
   equivalent share:

   Loss before extraordinary item   . . . . . . .     $(5.11)      $(3.57)    $(5.28)    $(2.08)    $(22.69)
   Extraordinary item - gain on debenture
     conversion   . . . . . . . . . . . . . . . .        ---          ---        ---        ---        9.46
                                                    --------     --------   --------   --------    --------
   Net loss   . . . . . . . . . . . . . . . . . .     $(5.11)      $(3.57)    $(5.28)    $(2.08)    $(13.23)
                                                    ========     ========   ========   ========    ========
Cash dividends per share  . . . . . . . . . . . .    $   ---      $   ---    $   ---    $   ---    $   ----
Weighted average common and common                  ========     ========   ========   ========    ========
   equivalent shares outstanding  . . . . . . . .      2,257        2,199      2,196      2,190       1,212

------------------------------

                                                                         AS OF MAY 31,
                                                    -------------------------------------------------------
                                                       1995       1994        1993       1992       1991
                                                       ----       ----        ----       ----       ----
BALANCE SHEET DATA:                                                 (DOLLARS IN THOUSANDS)
Working capital(deficit)  . . . . . . . . . . . .   $(15,342)    $    412   $    438    $11,901     $11,221
Total assets  . . . . . . . . . . . . . . . . . .     26,001       33,226     46,968     70,422      99,084
Long-term debt  . . . . . . . . . . . . . . . . .      5,077       10,477     10,652     10,375      28,078
Stockholders' equity(deficit) . . . . . . . . . .     (4,933)       5,099     12,951     24,441      28,976

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The Company entered fiscal 1995 with a new business strategy that specifically addressed the threat of being liened by the Internal Revenue Service ("IRS") for tax liabilities primarily related to independent contractor issues. Although the Company has name recognition as a quality provider of traditional inpatient chemical dependency treatment, insurance reimbursement per length of stay for inpatient treatment had decreased over the last five years as a result of "managed care's" focus on outpatient services as the "most appropriate treatment."

   The Company's poor financial performance over the prior five years had been also exacerbated due to a series of tumultuous events including:

        -       A failed merger in 1989.

        - Movement of the Company's headquarters from California to Missouri in 1989.

        - A proxy fight in 1990 which eliminated most of the health care expertise from the board of directors.

        - Prior management's reliance on the sale of productive CareUnit, Inc. assets to offset hospital operating losses.

        -       Five different presidents over the past five years.

   In early fiscal 1995, Management developed a "global restructuring" plan intended to address the Company's immediate challenges and to build a base for future success. Management intended that this "global restructuring" include as many of the following steps as possible: (i) effect a reverse stock split to improve the Company's image; (ii) negotiate settlement of the Company's payroll tax audit with the IRS; (iii) restructure the Company's financial obligations represented by the Company's Debentures; and (iv) raise capital to finance the restructuring costs.

   The Company suffered significant operating losses and non-recurring charges during fiscal 1995, including almost $1.0 million in legal fees as the Company aggressively moved to restructure its balance sheet and operations. However, management was successful in completing many of the global restructuring steps. In October 1994, the Company implemented a one-for-ten reverse stock split. In December 1994, the Company finalized the settlement of the Company's outstanding payroll and income tax audits with the IRS. In January 1995, the Company issued a Secured Convertible Note in the amount of $2.0 million and in February and April 1995, the Company made private offerings of common stock which provide for some of the necessary and immediate equity capital infusion to the Company. In March 1995, the Company entered into a letter of agreement intended to restructure the Company's outstanding Debentures. In addition, in March 1995, the Company received a legal judgement in its favor for $2.7 million. In May 1995, the Company received a $1.0 million investment in its subsidiary that also includes an ongoing contractual relationship. A more detailed description of these transactions is set forth below.

   In December 1994, the Company reached a final settlement with the IRS on the payroll tax audit (see Note 15-- "Commitment and Contingencies") pursuant to which the Company will pay the IRS an aggregate of $5.0 million, with the Company having no obligation to pay any penalties or accrued interest. Payment terms have been accepted at 50% within 90 days (extended an additional 120 days) of finalization with the remaining balance financed over the next five years. In March 1995, the Company paid $350,000 to the IRS against the initial payment due. The Company paid the remaining balance of the initial payment of $2,150,000 on July 10, 1995. This obligation was paid with the balloon payment received pursuant to the Company's note receivable related to the sale of its facility in Sacramento, California. Among other terms, the note provided for a lump sum payment to the Company of $2,750,000 on or before July 11, 1995. The Company commenced monthly installment payments to the IRS in April 1995. The Company had received excess refunds representing its alternative minimum tax (AMT) liability of approximately $666,000 for 1990 and 1991 from the carry back of net operating losses to the fiscal years ended May 31, 1988 and 1989. In January 1995, the Company paid the IRS $821,000 related to the Federal income tax audit. The Company has filed its fiscal 1995 Federal tax return which included a refund claim to the Company for $9.4 million (see Note 12-- "Income Taxes"). In addition, the Company has filed amended Federal tax returns for fiscal 1986, 1985, 1983 and 1982. The aggregate amount of refund claimed on such amended returns is approximately $13.2 million for a total of approximately $22.6 million. No assurance can be given that the IRS will approve or process any refunds claimed by the Company.

   On January 5, 1995, the Company issued a $2.0 million Secured Convertible Note due January 9, 1997 to a business trust. The Note is secured by first priority liens on two of the Company's operating hospital properties

(see Note 10-- Long-Term Debt and Short-Term Borrowings). On February 1, 1995, the Company sold an aggregate of 100,000 shares of common stock to one accredited investor in a private offering for an aggregate purchase price of $600,000 paid in cash on February 7, 1995. Such agreement was amended in June 1995 for an additional 15,000 shares as an adjustment for delay in registration of shares without additional payment. On April 15, 1995, the Company sold an aggregate of 150,000 shares of common stock to an accredited investor in a private offering for an aggregate purchase price of $975,000 paid in cash on April 18, 1995. Commissions and fees related to the private placements were approximately $72,000 for net proceeds of $1,503,000. It is the Company's intent to amend this agreement for an additional 22,500 shares as an adjustment for delay in registration of shares without additional payment. In addition, during the first quarter of fiscal 1996, the Company entered into three private placements for 155,000 shares of common stock for an aggregate purchase of $930,000. The proceeds were used to pay costs of closing unprofitable or under performing operations, working capital and other general corporate purposes.

   The Company did not make its payment of interest on its Debentures when such payment was scheduled on October 17, 1994. In early February 1995, a group of holders and purported holders of the Debentures gave notice of acceleration of the entire amount of principal and interest due under the Debentures, and on February 24, 1995, a subset of such persons filed an involuntary petition in the United States Bankruptcy Court for the Northern District of Texas under Chapter 7 of the U.S. Bankruptcy Code. On March 3, 1995, the Company entered into a letter agreement with a representative of the holders of the Debentures who had taken such actions. The agreement provides for a consensual, out-of-court resolution that the Company's Board of Directors has approved as in the best interests of the Company, its stockholders and other stakeholders. The holders' representative agreed to use best efforts to provide notices of waiver of the interest non-payment default, notices of rescission of the Debenture acceleration and the effects thereof, and consent to the immediate dismissal of the involuntary Chapter 7 petition. In return, the Company has agreed to provide an opportunity to holders of Debentures to tender their Debentures to the Company pursuant to an exchange offer to be made by the Company to the holders of the Debentures. The offer consideration will consist of $500 in cash and $120 worth in shares of Common Stock at a defined value per each $1,000 in face amount of Debentures. Tendering holders will not receive interest calculated from and after April 15, 1994 (which includes the October 17, 1994 and April 17, 1995 payments) and in lieu of calculated interest will receive an interest payment of $80 per $1,000 face amount of Debentures. The maximum amount in cash necessary to exchange for 100% of the outstanding Debentures would be approximately $5,500,000. Among the factors affecting the anticipated exchange offering are the various conditions to the consummation of the offer and the ability of the Company to finance the cash payment necessary. Therefore, no assurance can be made that the exchange offer will be successfully completed. Failure to consummate the Debenture exchange offer may result in the Company considering alternative actions including filing for voluntary protection from creditors. The Company believes that the recovery to its security holders would be less in a bankruptcy case than the recovery that may be achieved under the consensual, out-of-court arrangement the Company has reached. In addition, the agreement provides for a pledge of all of the shares of CareUnit, Inc. to secure the Company's obligation to purchase Debentures, pursuant to the exchange or otherwise; and failure to complete an exchange could result in a foreclosure sale of such shares. The foregoing is intended to disclose an event, and does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, in conformity with the relevant securities laws, rules and regulations.

   In March 1995, the Company was awarded a legal judgement in the amount of $2.7 million against its former subsidiary, RehabCare Corporation (see Note 15-- "Commitments and Contingencies"). RehabCare has posted a bond in the amount of $3.0 million and filed a notice of appeal on September 1, 1995. Although the Company feels that RehabCare will not prevail with the appeal, the Company has not recognized any gain with relation to this judgement. The Company anticipates that the proceeds from such a judgement would be forthcoming during fiscal year 1996.

   In February 1995, the Company purchased certain assets from Alternative Psychiatric Centers, Inc. ("APC") a contract management company based in Southern California (see Note 3-- "Acquisitions and Dispositions"). APC contracts contributed 11% of CareUnit's total operating revenues during fiscal 1995 although these contracts were only in effect for four months during fiscal 1995.

   In April 1995, the Company agreed to issue to American Mental Health Care, Inc. ("AMH") 44,054 shares of the Company's Common Stock in return for a one-year management contract between Comprehensive Behavioral and AMH (see Note 3-- "Acquisitions and Dispositions"), and one-third of the shares of AMH on a fully-diluted basis. This transaction will allow the Company to provide services on a capitated basis to approximately 82,000 lives in the Tampa, Florida area. The Company has an option to acquire the remaining two-thirds of AMH for 132,162 shares of Common Stock.

   In May 1995, the Company's subsidiary, Comprehensive Behavioral, received a cash infusion from Physicians Corporation of America ("PCA"), of $1.0 million in return for 13 1/2% of the voting power of Comprehensive Behavioral represented by all of the Series A Preferred Stock of Comprehensive Behavioral exchangeable at the option of PCA for 100,000 shares of the Company's Common Stock (see Notes 3 and 14-- "Acquisitions and Dispositions" and "Stockholders' Equity"). In addition, PCA was granted a first right of refusal regarding any sale of Comprehensive Behavioral. As a key to the agreement, so long as PCA remains an equity holder of Comprehensive Behavioral, PCA and its subsidiaries are required to negotiate in good faith to contract with Comprehensive Behavioral for the delivery of mental health services in all PCA service areas where Comprehensive Behavioral has an adequate network. In addition, Comprehensive Behavioral will provide services on a capitated basis to 220,000 of PCA's approximately 700,000 members effective June 1, 1995.

   In the past several years, the Company has been funding the operating losses and cash flow needs of its subsidiary, Comprehensive Behavioral. Given the above transactions, including the investment of PCA, this subsidiary has attained a positive cash flow during the early part of fiscal 1996 and, as a result, management anticipates that this subsidiary will be in position to fund its operations.

RESULTS OF OPERATIONS - FISCAL 1995 (COMPARED WITH FISCAL 1994)

   The Company incurred a loss of approximately $11.5 million or $5.11 per share for the fiscal year ended May 31, 1995, which was a deterioration of $3.6 million or $1.54 per share more than the $7.9 million or $3.57 loss per share in the prior year.

   During fiscal 1995, operating revenues declined $5.0 million or 15% from fiscal 1994, primarily as a result of the closure of two freestanding facilities during fiscal 1995 and the continued decline in census experienced by the remaining freestanding operations. The decline in the freestanding operations revenue during fiscal 1995 of $6.0 million or 25% was partially offset by an increase in managed care revenues. Managed care revenues increased by $2.1 million or 65% during fiscal 1995 as compared to the prior year.

   Operating expenses decreased slightly during fiscal 1995. The decrease in operating expenses experienced by freestanding facilities of $1.5 million or 7% was offset by a 47% or $2.2 million increase in managed care operating expenses. General and administrative expenses declined by $1.1 million or 20% primarily as a result of management's continued efforts to reduce corporate overhead expenses. Included in general and administrative expenses is approximately $1.0 million in legal fees. During fiscal 1995, the Company relocated its corporate headquarters from Missouri to Southern California. The Company estimates this relocation, and the consolidation of administrative offices, eliminated a portion of ongoing corporate burden, which is estimated to be $1.2 million during fiscal 1995 and 1996. During fiscal 1995, the Company recorded $0.3 million for the loss on the sale/write-down of assets. This loss is primarily attributable to the write-off of leasehold improvements on locations no longer owned or operated by the Company.

   Interest expense increased by $0.1 million or 11% primarily as a result of the addition of interest related to the secured convertible note of $2.0 million and the IRS Offer in Compromise originally for $5.0 million, (see Note 10-- "Long-Term Debt and Short-Term Borrowings"), both of which were added during fiscal 1995.

   The Company's provision for income taxes declined by $0.1 million or 40%. This decline is primarily a result of the decrease in state income and franchise taxes payable as the Company withdraws from states in which it is no longer doing business and the dissolution of corporate entities no longer operating or whose operations have been sold or dissolved in prior years.

   The Company's current assets decreased by $7.1 million or 47% during fiscal 1995 to $8.0 million from $15.1 million in fiscal 1994. This decrease is primarily due to the sale during fiscal 1995 of two freestanding facilities and another property, and the write-off of an additional property, which were classified as current assets held for sale as of May 31, 1994 for approximately $5.4 million and the use of cash proceeds to fund operating losses. During fiscal 1995, the Company's freestanding facility in Fort Worth, Texas was closed due to poor performance. This facility has been classified with non-current assets held for sale at May 31, 1995. Other non-current assets held for sale includes two additional properties which are expected to be sold in the next fiscal year, however, contracts for sale have not been fully negotiated. In addition, the Company's lease ended at its Grand Rapids, Michigan facility. These operations were moved to another location in April 1995 (see Note 3-- "Acquisitions and Dispositions").

   The Company's current liabilities increased during fiscal 1995 by $8.7 million or 59% to $23.4 million from $14.7 million in fiscal 1994. Included in current liabilities is long-term debt in default which represents the $9.5 million of Debentures. The Debentures were previously classified as long-term debt, however, the Company did not make its payment of interest on the Debentures when such payment was scheduled (see Note 10-- "Long-Term Debt and Short-Term Borrowings"), and, as a result, the Debentures are in default and the holders have accelerated the entire principal amount. The Company has agreed to use best efforts to provide an opportunity to holders of the Debentures to tender their Debentures pursuant to an exchange offer to be made by the Company to the holders of the Debentures. Failure to consummate the Debenture exchange offer or rescind acceleration of the Debentures when contemplated may result in the Company considering alternative actions including filing for voluntary protection from creditors. Included in current maturities of long-term debt is approximately $2.7 million related to the Company's obligation pursuant to its settlement agreement with the IRS. Income taxes payable declined by $0.4 million during fiscal 1995 as a result the Company's payment of $0.8 million for the IRS assessment related to AMT (see Note 15-- "Commitments and Contingencies").

   Long-term debt declined by $5.4 million or 51% from the prior fiscal year. This decline is attributable to the $9.5 million in Debentures which has been classified as current as of May 31, 1995, offset by the addition of the secured convertible note and IRS settlement (see Note 10-- "Long-Term Debt and Short-Term Borrowings"). Other non-current liabilities decreased in fiscal 1995 by $1.5 million or 50% to $1.5 million from $3.0 million in fiscal 1994. This decline is attributable to the IRS settlement which was reclassified as long-term debt during fiscal 1995. Minority interests at May 31, 1995, represents the investment by PCA in Comprehensive Behavioral (see Note 14-- "Stockholders' Equity").

Managed Care Operations

   During fiscal 1995, the number of covered lives increased by 113% from fiscal 1994. This increase is primarily attributable to new contracts added during fiscal 1995 and the additional lives related to the American Mental Health Care, Inc. ("AMH") one-year management contract with an option to acquire AMH for Common Stock (see Note 3-- "Acquisitions and Dispositions"). Comprehensive Behavioral attempts to distinguish itself from its competition by endeavoring to be a "science-based" provider of care and manages all clinical programs based upon what management believes are proven treatment technologies.

   The following table reflects covered lives by major product provided:

                                                                              YEAR ENDED MAY 31,
                                                                           -----------------------
                                                                             1995            1994
                                                                             ----            ----
    Carve-out (capitated) . . . . . . . . . . . . . . . . . . . . . .      357,275         175,707
    Blended products  . . . . . . . . . . . . . . . . . . . . . . . .        4,491           3,334
    EAP services  . . . . . . . . . . . . . . . . . . . . . . . . . .       81,180          28,524
                                                                           -------         -------
         Total covered lives  . . . . . . . . . . . . . . . . . . . .      442,946         207,565
                                                                           =======         =======

    Comprehensive Behavioral contracts with a variety of sources on a capitated basis. The Company attempts to control its risk by entering into contractual relationships with health care providers, including hospitals and physician groups on a sub-capitated, discounted fee-for-service or per case basis. The Company's contracts typically exclude capitation risk for chronic care patients.

    In fiscal 1995, operating revenue increased $2.2 million or 65% from fiscal 1994 which is attributable to new contracts added during fiscal 1995. In addition, during fiscal 1994, Comprehensive Behavioral was in its growth stage and still considered a start-up venture. Operating expenses increased by $2.4 million to $7.2 million or 51% in fiscal 1995 which is primarily a result of restructuring which occurred during fiscal 1995, and an increase in the costs associated with the expansion and development of new contracts. Also, fiscal 1995 results include a one time legal settlement of $0.2 million. Although Comprehensive Behavioral experienced an increase in operating revenue during fiscal 1995, it was more than offset by the increase in total operating expenses resulting in a net operating loss of $2.1 million, an increase in Comprehensive Behavioral's net operating loss of 10% or $0.2 million from fiscal 1994.

Contract Operations

    During fiscal 1995, patient days of service under CareUnit, Inc. contracts declined by approximately 26% from 39,103 patient days to 29,082 patient days. This decline is attributable to the five units which were closed during fiscal 1995, a decline in length of stay and increased influence of managed care. Of the units closed, one contract was terminated by CareUnit, Inc. for poor operating performance. The remaining four closures were terminated by the contracting hospitals upon expiration of their term. The Company believes that these non-renewals were influenced primarily by increased competition and changes in reimbursement patterns by third-party payers. During fiscal 1995, CareUnit, Inc. opened seven new contracts, of which three were partial hospitalization programs. During fiscal 1995, CareUnit's operating revenue declined by $0.1 million or 2% while operating expenses increased by 10% from the prior year resulting in a decrease in net operating income of $0.7 million from the prior year. The increase in operating expenses is primarily attributable to the increased costs associated with the seven units added during fiscal 1995. Traditionally, marketing and start-up costs for new programs average approximately $25,000 per unit.

    The following table sets forth quarterly utilization data on a "same store" basis:

                                                             Same Store Utilization
                                 -----------------------------------------------------------------------------
                                            Fiscal 1995                                Fiscal 1994
                                 ------------------------------------      -----------------------------------
                                  4th       3rd        2nd       1st        4th       3rd        2nd      1st
                                  Qtr.      Qtr.       Qtr.      Qtr.       Qtr.      Qtr.       Qtr.     Qtr.
                                  ----      ----       ----      ----       ----      ----       ----     ----
Admissions  . . . . . . . .        715       647       706        721        708        629       618      625
Average length of stay  . .        7.3       8.0       8.3        8.0        8.6        8.4       8.9     10.1
Patient days  . . . . . . .      5,232     5,181     5,872      5,738      6,054      5,256     5,476    6,284
Average occupancy rate  . .        45%       46%       51%        49%        55%        51%       54%      61%

        Units which were operational for both fiscal years experienced an 8% increase in admissions which, when offset by the decrease in length of stay, resulted in a 5% decline in utilization to 22,023 patient days. Since average net revenue per patient day at these units increased by $6, net inpatient operating revenues increased slightly to $2.4 million. An additional $0.7 million was generated by units closed during the fiscal year. During fiscal 1995, outpatient revenues increased 21% in fiscal 1995. This increase is primarily attributable to one unit's increase in utilization which was twice the prior year. In addition, partial hospitalization programs contributed 10% of total revenue during fiscal 1995.

        The following table illustrates the revenues in outpatient and daycare programs offered by nine contract units on a "same store" basis:

                                                        Net Outpatient/Daycare Revenues
                                  ----------------------------------------------------------------------------
                                                             (Dollars in thousands)
                                             Fiscal 1995                               Fiscal 1994
                                  -----------------------------------       ----------------------------------
                                  4th       3rd        2nd       1st        4th       3rd        2nd      1st
                                  Qtr.      Qtr.       Qtr.      Qtr.       Qtr.      Qtr.       Qtr.     Qtr.
                                  ----      ----       ----      ----       ----      ----       ----     ----
Facilities offering . . . .          9         9         9          9          9          9         9        9
Net outpatient/daycare
   revenues . . . . . . . .       $344      $327      $323       $285       $287       $274      $232     $245
% of total "same store"
   net operating revenues .        22%       27%       26%        22%        21%        22%       18%      17%

        For units operational in both fiscal years, operating expenses increased 2%, which, combined with the increase in inpatient and outpatient operating revenues, caused operating income at the unit level to increase 24% from fiscal 1994. Consequently, overall unit operating income increased to $0.9 million in fiscal 1995 from $0.7 million in fiscal 1994.

Freestanding Operations

        Admissions in fiscal 1995 declined overall by 587 to 3,329 from 3,916 in fiscal 1994, an overall decline of 15%. Of this decline, 616 fewer admissions were attributable to facilities which were closed or under contract to be sold as of May 31, 1995. The Company closed one facility during fiscal 1995 due to poor performance. In addition, the Company's lease for its facility in Grand Rapids, Michigan ended in April 1995. The remaining facilities ("same store", i.e., those operational during both fiscal years) experienced a slight increase in admissions and a 16% decline in length of stay to 8.4 days, resulting in 16% fewer patient days than the prior fiscal year. The following table sets forth selected quarterly utilization data on a "same store" basis:

                                                             Same Store Utilization
                                  ----------------------------------------------------------------------------
                                             Fiscal 1995                                Fiscal 1994
                                  ----------------------------------        ----------------------------------
                                  4th       3rd        2nd       1st        4th       3rd        2nd      1st
                                  Qtr.      Qtr.       Qtr.      Qtr.       Qtr.      Qtr.       Qtr.     Qtr.
                                  ----      ----       ----      ----       ----      ----       ----     ----
Admissions  . . . . . . . .        584       578       561        586        567        568       571      574
Average length of stay  . .          6         8        10          9         10         10        10       11
Patient days  . . . . . . .      3,708     4,705     5,395      5,557      5,524      5,711     5,743    6,135
Average occupancy rate  . .         17%       22%       25%        26%        25%        27%       27%      28%

        Overall operating revenue per patient day increased by 3% to $639 in fiscal 1995 from fiscal 1994 and overall patient days declined 28% to 27,774, resulting in a decrease of approximately $6.1 million, or 25%, in operating revenues. During fiscal 1995, the Company closed two freestanding facilities, one of which was due to poor performance. The other closed due to the termination of lease. In addition to the decrease caused by the sale and/or closure of hospitals, the Company believes that the increasing role of HMOs, reduced benefits from employers and indemnity companies, a greater number of competitive beds and a shifting to outpatient programs are responsible for this decline in patient days. In response to these factors the Company accelerated the development of effective, lower cost outpatient, daycare, and partial hospitalization programs in conjunction with its freestanding facilities, and shifted its marketing activities toward developing relationships and contracts with managed care and other organizations which pay for or broker such services.

        Overall operating expenses declined by $1.7 million or 8% to $19.5 million in fiscal 1995 from $21.2 million in fiscal 1994. This decline is primarily attributable to the facility closures during fiscal 1995. Fiscal 1995 includes a one-time legal expense related to the Company's freestanding facility in Aurora, Colorado of $0.2 million. In addition, the provision for bad debts declined by $0.2 million or 16%. General and administrative expenses declined by $0.2 or 62% as the Company continues to reduce its overhead expenses.

        The following table illustrates the revenues in outpatient, daycare and partial hospitalization programs offered by the freestanding facilities on a "same store" basis:

                                                        Net Outpatient/Daycare Revenues
                                  ----------------------------------------------------------------------------
                                                             (Dollars in thousands)
                                             Fiscal 1995                               Fiscal 1994
                                  -----------------------------------       ----------------------------------
                                  4th      3rd        2nd        1st        4th       3rd        2nd      1st
                                  Qtr.     Qtr.       Qtr.       Qtr.       Qtr.      Qtr.       Qtr.     Qtr.
                                  ----     ----       ----       ----       ----      ----       ----     ----
Facilities offering . . . .          5         5         5          5          5          5         5        5
Net outpatient/daycare
   revenues . . . . . . . .     $2,133    $1,652    $1,804     $2,352     $2,401     $2,135    $1,744   $1,723
% of total "same store"
   net operating revenues .         61%       52%       51%        60%        56%        55%       47%      46%

        The Company recorded no asset write-downs during fiscal 1995 and recorded $1.0 million during fiscal 1994. Prior year asset write-downs included the estimated future operating losses, selling costs and carrying costs of such facilities until disposition at an assumed future point in time. To the extent that actual costs and time required to dispose of the facilities differ from these estimates, adjustments to the amount written-down may be required. Losses and carrying costs of such facilities are charged back directly to the carrying values of the respective assets held for sale. Because chemical dependency treatment facilities are special purpose structures, their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment currently being experienced throughout the industry. Three facilities closed in the fourth quarter of fiscal 1993 were sold during fiscal 1994. The Company sold two facilities during fiscal 1995, of which one was closed in fiscal 1993, and the other in a prior fiscal year. The Company currently has three facilities listed for sale, of which one was closed in fiscal 1995, and the other two in prior fiscal years. These facilities have been designated for disposition because of their weak market positions relative to competitors and limited prospects for generating an acceptable return on investment as an operating property. The Company will continue to evaluate the performance of all of these facilities in their respective markets, and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.

RESULTS OF OPERATIONS  - FISCAL 1994 (COMPARED WITH FISCAL 1993)

        The Company incurred a loss of approximately $7.9 million or $3.57 per share for the fiscal year ended May 31, 1994, which was an improvement of $3.7 million or $1.71 per share from the $11.6 million or $5.28 per share loss incurred in the prior fiscal year. The fiscal 1994 fourth quarter loss of $4.0 million or $1.84 per share reflected an improvement from the fourth quarter of the prior fiscal year by $0.3 million or $0.14 per share.

        Results for fiscal 1993 were impacted by a gain of approximately $13.1 million recorded during the second quarter of the fiscal year as a result of the sale by the Company of 2,300,000 shares of its formerly wholly-owned subsidiary RehabCare. Prior to the sale the Company owned a 48% interest in RehabCare which was accounted for on the equity method. Subsequent to the sale, the Company no longer has an interest in RehabCare and no longer reports a portion of RehabCare's earnings in its statement of operations. Included in the loss for fiscal 1993 is a charge of approximately $6.7 million, attributable to restructuring the organization, of which $1.2 million was reclassified as asset write-downs during the fourth quarter. In fiscal 1993, the Company recorded pretax charges of approximately $4.4 million primarily associated with the write-down of property and equipment held for sale. Of this amount, $3.4 million was a result of revaluing certain underperforming assets that the Company had designated for disposition and the remaining $1.0 million was attributable to the write-down of other property and equipment to net realizable value.

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

RISK FACTORS

History of Losses and Anticipated Future Losses; Uncertainty of Future Profitability

        There can be no assurance that the Company will be able to achieve profitability and positive cash flows from operations or that profitability and positive cash flow from operations, if achieved, can be sustained on an ongoing basis. Moreover, if achieved, the level of that profitability or that positive cash flow cannot accurately be predicted.

Need for Additional Funds; Uncertainty of Future Funding

        The Company's negative cash flow from operations has consumed substantial amounts of cash. The conversion of the Debentures, which the Company has agreed to use its best efforts to complete, will require substantial amounts of cash. There can be no assurance that additional financing will be available on acceptable terms, if at all. Issuance of additional equity securities by the Company could result in dilution to then-existing stockholders. In the event of a failure to meet these obligations on a timely basis, the Company will continue to be liable for the entire $9.5 million principal amount of Debentures outstanding in lieu of the negotiated amounts presently contemplated pursuant to the Debenture letter agreement. (See Note 10-- "Long-Term Debt and Short-Term Borrowings").

Disposition of Assets

        The Company has been required to dispose of various properties in order to raise working capital, and no assurance can be made that such dispositions will not have adverse effects on the Company's financial condition or that the Company has additional assets that could be disposed of in order to fund its capital requirements.

        In connection with a March 3, 1995 letter agreement with a representative of the debenture holders, the Company has agreed to pledge all of the shares of its CareUnit, Inc. subsidiary. The agreement provides that "At 150 days after the date of this Agreement, provided that the Participating Securityholders have in each material respect performed (with opportunity to cure if a cure is possible) their obligations required to be performed hereunder on or prior to such date, and if the Offer has not then been consummated, the Company shall pledge (with the Trustee, or an alternate acceptable to the Company, to act as pledgeholder on terms of a written agreement containing standard terms reasonably acceptable to the Participating Securityholders) all of the Shares as collateral for its obligation to purchase the Securities pursuant to the Offer or otherwise. Such pledge may only be foreclosed upon following 180 days after the date hereof at the request of any Securityholder or the Trustee if the Offer is not consummated on or prior to such date, provided that the Participating Securityholders have in each material respect performed (with opportunity to cure if a cure is possible) their obligations required to be performed hereunder on or prior to such date. ...Upon consummation of the
Offer, the said pledges shall be released." No assurances can be made that any such pledged shares will be returned to the Company or that the Company will not be required to perform such agreement, or otherwise satisfy its obligations to Debenture holders.

        Two of the Company's freestanding facilities (Aurora, Colorado and Cincinnati, Ohio) secure the Company's $2.0 million note due January 9, 1997. See "Risk Factors -- Involuntary Bankruptcy Petition; Acceleration of Indebtedness".

Involuntary Bankruptcy Petition; Acceleration of Indebtedness

        Despite the dismissal in March 1995 of the involuntary bankruptcy petition filed against the Company by three purported creditors, no assurance may be made that such person or other persons whom the Company owes any debt could not file another involuntary petition in bankruptcy court. The Company's Debentures continue to be in default, including the default in payment of interest accruing from April 1994 on approximately $9.5 million of outstanding principal amount, and interest on default interest; and such Debentures continue to be accelerated, and immediately payable in full (see Note 10-- "Long-Term Debt and Short-Term Borrowings"). To rescind the acceleration of the Debentures would require written consent of a majority of the Debentures and the cure of all existing defaults. No assurances can be made that the holders of Debentures will consent to rescission of the acceleration or that the defaults can be cured. In the event that the Company does not retire the Debentures as and when contemplated in the March 3, 1995 letter agreement, Debenture holders who filed the earlier involuntary petition, or other Debenture holders, may file another such petition. Other creditors may also file such a petition, or institute other actions against the Company, in order to prevent the Debenture holders from collecting on their debts in advance of payment to themselves. The acceleration of the Debentures constitutes a default under certain senior debt of the Company. Previously, in January 1995, the Company's freestanding hospital facility in Aurora, Colorado and the CareUnit Hospital of Ohio, Inc., a freestanding hospital facility in Cincinnati, Ohio were given as collateral for the Company's $2.0 million Secured Convertible Note due January 9, 1997 payable to Lindner Funds.

Taxes

        The Company has filed its consolidated Federal tax return and amended returns claiming net operating loss carry backs for tax deductions in accordance with Internal Revenue Code Section ("Section") 172(f) and intends to attempt to reduce its obligations to the IRS (see Note 12-- "Income Taxes"). Section 172(f) is an area of the tax law without substantial legal precedent. There may be substantial opposition by the IRS as to the Company's carry back claim; therefore no assurances can be made to the Company's entitlement to such claim. The IRS will not be precluded by the payroll tax settlement agreement from raising additional issues in connection with the Company's tax returns.

        Should the Company not utilize its net operating losses through carry backs, the Company may be unable to utilize some or all of its allowable tax deductions or losses, which depend upon factors including the availability of sufficient net income from which to deduct such losses during limited carryover periods. Further, the Company's ability to use any net operating losses in the future may be subject to limitation in the event that the Company issues or agrees to issue amounts of additional equity, which could constitute a change in ownership in accordance with Section 382.

Dependence on Reimbursement by Third-Party Payors

        The Company's ability to succeed in increasing its revenues may depend in part on the extent to which reimbursement of the cost of treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. As a result of reimbursement changes and competitive pressures, the contractual obligations of the Company have been subject to intense evaluation.

Uncertainty of Pricing; Health Care Reform and Related Matters

        The levels of revenues and profitability of health care companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement governmental controls on the price of health care. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for health care goods and services may take in response to any health care reform proposals or legislation. The Company cannot predict the effect health care reforms may have on its business, and no assurance can be given that any such reforms will not have a material adverse effect on the Company.

Management of Expansion

        The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as managed care, are expected to place increased demands on the Company's resources. These demands are expected to require the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to acquire such services or to develop such expertise could have a material adverse effect on the prospects for the Company's success.

Management of Transition

        The Company's prospects for success depend, to a degree, on its ability to successfully implement its current restructuring plans. The failure of the Company to successfully transition, or any unanticipated or significant delays in such transition, could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to achieve its planned transition without disruption to its business or that facilities or management information systems will be adequate to sustain future growth.

Shares Eligible for Future Sale

        The Company contemplates issuing additional equity through private placements and other private transactions, pending listing on NYSE, shareholder approval or the exercise or conversion by holders of securities, and the Company anticipates issuance of additional equity, including without limitation to holders of approximately $9.5 million of outstanding convertible Debentures (see
Note 10-- "Long-Term Debt and Short-Term Borrowings"). Issuance of these shares, registration thereof pursuant to registration rights or otherwise, and additional sales of the sales could adversely affect the trading prices of the Common Stock.

Price Volatility in Public Market

        The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Trading prices of securities of companies in the managed care sector have experienced significant volatility.

Anti-takeover Provisions

        Each share of the Company's Common Stock includes one right on the terms, and subject to the conditions, of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders, which could have the effect of diluting the Common Stock. The Company's Restated Certificate of Incorporation also provides for a classified board of directors, with directors divided into three classes serving staggered terms. In addition, the Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. In addition, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the price of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

        The Company reported a net loss of $11.5 million for the year ended May 31, 1995 and has reported net losses in each of the four preceding fiscal years aggregating an additional $39.8 million. As a result, the Company has an accumulated deficit of $46.5 million and a total stockholders' deficiency of $4.9 million as of May 31, 1995. Additionally, the Company's current assets at May 31, 1995 amounted to approximately $8.0 million and current liabilities were approximately $23.4 million, resulting in a working capital deficiency of approximately $15.4 million and a current ratio of 1:2.9.

        Included in current liabilities are $9.5 million of Debentures in default as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. As further discussed in
Note 10-- "Long-Term Debt and Short-Term Borrowings", the Company has agreed to use its best efforts to provide an opportunity for Debenture holders to tender their Debentures pursuant to an exchange offer to be made by the Company. This proposed transaction requires the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to obtain and expend up to $5.5 million of cash during fiscal 1996, over and above cash required to fund other financing, operating and investing needs. Additionally, the Debenture exchange provides for the Company to issue $120 worth of its common stock at a defined value for each $1,000 of Debentures, which may be contingent upon the Company's ability to effect certain filings with the Securities and Exchange Commission. The ability to timely proceed with any such proposed filings will, in part, depend upon the ability of the Company to obtain a consent from its prior auditors for the use of their report on the Company's consolidated financial statements in such registration statements. Failure to obtain Debenture holder approval or to accomplish the Debenture exchange, or, in the alternative, a failure of the Company and the Debenture holders to otherwise reach a settlement, may cause the Debenture holders to pursue the involuntary bankruptcy of the Company and/or the Company to take alternative actions that may include filing for voluntary protection from creditors. Alternatively, if the Debenture exchange is accomplished, the elimination of the Debenture's debt service requirement would decrease the Company's future cash flow requirements. (The foregoing summary does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.)

          Included in current maturities of long-term debt is approximately $2.7 million which represents the Company's obligation pursuant to its settlement agreement with the IRS (see Note 15-- "Commitment and Contingencies"). The Company has paid $2.3 million of this liability to the IRS during fiscal 1996 and intends to pay the remaining balance in monthly installments of $42,000 pursuant to the settlement agreement.

        These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1995 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

        To address the Company's operational issues, in fiscal 1993 the Company established a restructuring reserve (see Note 9-- "Accounts Payables and Accrued Liabilities"). One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Through May 31, 1995 many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold. Additionally, in fiscal 1995, management has begun to implement plans for expanding the Company's contract management and managed care operations (see Note 3-- "Acquisitions and Dispositions").

        In previous years, the Company was obligated to support and fund certain freestanding facilities that now have been closed, including two such facilities closed in fiscal 1995 (see Note 5-- "Property and Equipment Held for Sale"). As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1995 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1995, known contract and cyclical changes, and also giving consideration to cash on hand at May 31, 1995 of $1.5 million, management expects the Company to be able to meet its cash obligations required by operations during fiscal 1996, excluding the Company's obligations under the Debentures. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity, and through the first quarter of fiscal 1996 the Company continues to incur losses. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations, excluding the Company's obligations under the Debentures, in fiscal 1996.

        To provide funds for the Debenture exchange and/or additional operating needs, the Company anticipates utilizing one or more of the following potential sources of cash:

        - The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than December 1996 if offered by the Company.

        - The Company has filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. In the event the Company receives the full refund claim for fiscal 1995, the net amount of cash available for working capital purposes would be $7.5 million. The Company has also filed amended Federal tax returns for prior years to claim refunds of an additional $13.2 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. Accordingly, no assurances can be made to the Company's entitlement to such refunds or the timing of the receipt thereof (see Note 12-- "Income Taxes").

        - Included in non-current assets are three hospital facilities designated as property and equipment held for sale with a total carrying value of $3.7 million. The Company expects to sell two of these facilities in the next fiscal year and may lease a third facility to an unrelated entity. However, the contracts have not been fully negotiated, and proceeds from the sales or lease of such assets are not expected to be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1996, to fund and expand the Company's operations and implement the Company's restructuring plans.

        - In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a bond for the amount of the award and has filed an appeal of the judgment. Management is unable to predict whether any proceeds from this judgment will be received in fiscal 1996 (see Note 15-- "Commitments and Contingencies").

        All of these potential sources of additional cash in fiscal 1996 are subject to variation due to business and economic influences outside the Company's control. There can be no assurance that during fiscal 1996 the Company will complete the transactions required to fund its working capital deficit.

        The Company continues to incur losses from operations. During fiscal 1995, the Company commenced various steps to seek to reduce the funding of operating losses and cash flow deficits of its subsidiaries. The Company estimates expenses or obligations reflecting non-recurring expenses and inflows which will assist the Company to meet certain obligations and provide for working capital and are essential to the achievement of the Company's plan of operations. During fiscal 1995, management implemented its plans for downsizing and conversion of existing operations while expanding its contract management and managed care operations. In addition, given the acquisitions (see Note 3-- "Acquisitions and Dispositions") during fiscal 1995, including the cash investment in Comprehensive Behavioral, Comprehensive Behavioral has achieved a cash flow positive state in fiscal 1996 (exclusive of corporate overhead allocations). As a result, and assuming reasonable expansion of its business, management anticipates that this subsidiary will be in a position to fund its operations during fiscal 1996. The elimination of such funding will decrease the Company's future cash flow requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                     YEARS ENDED MAY 31, 1995, 1994 AND 1993

                                                                                                                 PAGE

NUMBER
------
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   32
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33
Consolidated Balance Sheets, May 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34
Consolidated Statements of Operations, Years Ended May 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . .   35
Consolidated Statements of Stockholders' Equity, Years Ended May 31, 1995, 1994 and 1993  . . . . . . . . . . .   36
Consolidated Statements of Cash Flows, Years Ended May 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . .   37
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of
Comprehensive Care Corporation

    We have audited the accompanying consolidated balance sheet of Comprehensive Care Corporation and subsidiaries as of May 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements for the year ended May 31, 1995 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has reported annual net losses for each of the last five fiscal years and has a working capital deficiency of $15.3 million and a deficit in total stockholders' equity of $4.9 million as of May 31, 1995. Approximately $9.5 million of the working capital deficiency arises from presentation of the Company's convertible subordinated debentures as currently payable due to default in the payment of interest on this obligation commencing October 1994. The Company is seeking to remedy this default through the debenture exchange offer described in Note 10. Among other terms this proposed transaction requires the holders of a majority of the debentures to give their approval to rescind the acceleration, and the Company to obtain and expend up to $5.5 million in cash during fiscal 1996 over and above cash required to fund other financing, operating and investing needs. No assurance can be given that the debenture exchange will be successfully accomplished, and the failure to reach a settlement with the holders of the Company's debentures through the debenture exchange or otherwise may cause the debenture holders to pursue the involuntary bankruptcy of the Company and/or the Company to take alternative actions including filing for voluntary protection from creditors. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The 1995 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Ernst & Young LLP


Orange County, California
September 7, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Comprehensive Care Corporation:


    We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation (a Delaware corporation) and subsidiaries as of May 31, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 1994 and the results of their operations and their cash flows for each of the two fiscal years in the period ended May 31, 1994, in conformity with generally accepted accounting principles.

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


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

St. Louis, Missouri
August 22, 1994

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       MAY 31,
                                                                              ------------------------
                                                                                1995            1994
                                                                                ----            ----
                                          A S S E T S                          (DOLLARS IN THOUSANDS)
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         $ 1,542          $ 1,781
    Accounts and notes receivable, less allowance for
       doubtful accounts of $1,096 and $1,574 . . . . . . . . . . . .           3,329            5,848
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . .           2,750              ---
    Property and equipment held for sale  . . . . . . . . . . . . . .             ---            6,939
    Other current assets  . . . . . . . . . . . . . . . . . . . . . .             391              508
                                                                              -------          -------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .           8,012           15,076
                                                                              -------          -------
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . .          25,181           29,326
Less accumulated depreciation and amortization  . . . . . . . . . . .         (13,074)         (13,338)
                                                                              -------          -------
Net property and equipment  . . . . . . . . . . . . . . . . . . . . .          12,107           15,988
                                                                              -------          -------
Property and equipment held for sale  . . . . . . . . . . . . . . . .           3,746              ---
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,136            2,162
                                                                              =======          =======
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $26,001          $33,226
                                                                              =======          =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities  . . . . . . . . . . . .         $10,235         $ 13,776
    Long-term debt in default (see Note 10) . . . . . . . . . . . . .           9,538              ---
    Current maturities of long-term debt  . . . . . . . . . . . . . .           3,285              154
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . .             296              734
                                                                              -------          -------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . .          23,354           14,664
                                                                              -------          -------

Long-term debt, excluding current maturities  . . . . . . . . . . . .           5,077           10,477
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           1,503            2,986
Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . .           1,000              ---
Commitments and contingencies (see Note 15)
Stockholders' equity:
    Preferred stock, $50.00 par value; authorized 60,000 shares . . .             ---              ---
    Common stock, $.01 par value; authorized 12,500,000 shares;
       issued and outstanding 2,464,516 and 2,198,692 shares  . . . .              25               22
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . .          41,558           40,060
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .         (46,516)         (34,983)
                                                                              -------          -------
Total stockholders' equity (deficit)  . . . . . . . . . . . . . . . .         ( 4,933)           5,099
                                                                              -------          -------
Total liabilities and stockholders' equity  . . . . . . . . . . . . .         $26,001          $33,226
                                                                              =======          =======


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED MAY 31,
                                                                  -------------------------------
                                                                  1995         1994          1993
                                                                  ----         ----          ----
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues and gains:
    Operating revenues  . . . . . . . . . . . . . . . . .       $29,282       $34,277       $51,847
    Gain on sale of RehabCare stock, net  . . . . . . . .           ---           ---        13,114
    Gain on Sovran settlement, net  . . . . . . . . . . .           ---           ---           584
    Interest income . . . . . . . . . . . . . . . . . . .            38            50            69
    Equity in earnings of unconsolidated affiliates . . .           ---           ---           384
                                                               --------       -------      --------
                                                                 29,320        34,327        65,998
                                                               --------       -------      --------
Costs and expenses:
    Operating expenses  . . . . . . . . . . . . . . . . .        31,497        31,875        50,924
    General and administrative expenses . . . . . . . . .         4,331         5,455         5,754
    Provision for doubtful accounts . . . . . . . . . . .         1,423         1,558         6,187
    Depreciation and amortization . . . . . . . . . . . .         1,797         1,762         2,946
    Loss on sale/write-down of assets . . . . . . . . . .           259           ---         4,382
    Interest expense  . . . . . . . . . . . . . . . . . .         1,366         1,228         1,759
    Other restructuring/nonrecurring expenses . . . . . .           ---           ---         5,452
                                                               --------       -------      --------
                                                                 40,673        41,878        77,404
                                                               --------       -------      --------

Loss before income taxes  . . . . . . . . . . . . . . . .       (11,353)       (7,551)      (11,406)

Provision for income taxes  . . . . . . . . . . . . . . .           180           301           194
                                                               --------       -------      --------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . .      $(11,533)      $(7,852)     $(11,600)
                                                               ========       =======      ========
Net loss per share  . . . . . . . . . . . . . . . . . . .        $(5.11)       $(3.57)       $(5.28)
                                                               ========       =======      ========

                            See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      ADDITIONAL                                      TOTAL
                                     COMMON STOCK      PAID-IN   ACCUMULATED   TREASURY   STOCK   STOCKHOLDER'S
                                  SHARES     AMOUNT    CAPITAL     DEFICIT      SHARES    AMOUNT     EQUITY
                                  ------     ------    -------     -------      ------    ------     ------
                                                           (AMOUNTS IN THOUSANDS)
Balance, May 31, 1992 . . . . .    2,191     $    22   $39,950   $(15,531)      ---       $   ---    $24,441
    Net loss  . . . . . . . . .      ---         ---       ---    (11,600)      ---           ---    (11,600)
    Exercise of stock options .        4         ---        50        ---       ---           ---         50
    Issuance of shares for the
       purchase of Mental
       Health Programs, Inc . .        4         ---        60        ---       ---           ---         60
                                   -----     -------   -------   --------       ---       -------    -------
Balance, May 31, 1993 . . . . .    2,199     $    22   $40,060   $(27,131)      ---       $   ---    $12,951
    Net loss  . . . . . . . . .      ---         ---       ---     (7,852)      ---           ---     (7,852)
                                   -----     -------   -------   --------       ---       -------    -------
Balance, May 31, 1994 . . . . .    2,199     $    22   $40,060   $(34,983)      ---       $   ---    $ 5,099
    Net loss  . . . . . . . . .      ---         ---       ---    (11,533)      ---           ---    (11,533)
    Issuance of shares for the
       purchase of Mental
       Health Programs, Inc . .       16         ---       ---        ---       ---           ---        ---
    Odd Lot Shares  . . . . . .                             (2)                                           (2)
    Shares issued for
       private placements . . .      250           3     1,500        ---       ---           ---      1,503
                                   -----     -------   -------   --------       ---       -------    -------
Balance, May 31, 1995 . . . . .    2,465     $    25   $41,558   $(46,516)      ---       $   ---    $(4,933)
                                   =====     =======   =======   ========       ===       =======    =======

                            See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED MAY 31,
                                                                            -----------------------------
                                                                            1995        1994         1993
                                                                            ----        ----         ----
                                                                               (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
 Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(11,533)    $(7,852)    $(11,600)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . .           1,797       1,762        2,946
   Provision for doubtful accounts, net of recoveries . . . . . .           1,423       1,558        6,187
   Gain on sale of RehabCare stock, net . . . . . . . . . . . . .             ---         ---      (13,114)
   Gain on Sovran settlement, net . . . . . . . . . . . . . . . .             ---         ---         (584)
   Loss on sale/write-down of assets  . . . . . . . . . . . . . .             259          36        4,382
   Carrying costs incurred on property and equipment
     held for sale  . . . . . . . . . . . . . . . . . . . . . . .            (420)     (1,241)      (1,330)
   Other restructuring/non-recurring expenses . . . . . . . . . .             ---         ---        5,452
   Equity in earnings of unconsolidated affiliates  . . . . . . .             ---         ---         (384)
   Decrease in accounts and notes receivable  . . . . . . . . . .           1,108         452        2,542
   Decrease in accounts payable and accrued liabilities . . . . .            (116)     (2,762)      (4,927)
   Increase(decrease) in income taxes payable . . . . . . . . . .            (438)         68          ---
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .              56         818          278
                                                                         --------     -------     --------
     Net cash used in operating activities  . . . . . . . . . . .          (7,864)     (7,161)     (10,152)
                                                                         --------     -------     --------
Cash flows from investing activities:
   Proceeds from sale of property and equipment
     (operating and  held for sale)   . . . . . . . . . . . . . .           3,204      10,357        3,489
   Proceeds from the sale of RehabCare stock  . . . . . . . . . .             ---         ---       18,825
   Proceeds from Sovran settlement, net . . . . . . . . . . . . .             ---         ---          584
   Additions to property and equipment, net . . . . . . . . . . .            (362)       (383)        (474)
   Purchase of operating entity . . . . . . . . . . . . . . . . .             (50)        ---          (75)
                                                                         --------     -------     --------
      Net cash provided by investing activities . . . . . . . . .           2,792       9,974       22,349
                                                                         --------     -------     --------
Cash flows from financing activities:
   Repayment of debt  . . . . . . . . . . . . . . . . . . . . . .            (725)     (2,158)     (11,835)
   Bank and other (repayments)borrowings  . . . . . . . . . . . .           3,055         ---       (1,266)
   Exercise of stock options  . . . . . . . . . . . . . . . . . .             ---         ---           50
   Proceeds from the issuance of stock  . . . . . . . . . . . . .           2,503         ---          ---
                                                                         --------     -------     --------
     Net cash provided by(used in) financing activities   . . . .           4,833      (2,158)     (13,051)
                                                                         --------     -------     --------
Net increase(decrease) in cash and cash equivalents . . . . . . .            (239)        655         (854)
Cash and cash equivalents at beginning of year  . . . . . . . . .           1,781       1,126        1,980
                                                                         --------     -------     --------
Cash and cash equivalents at end of year  . . . . . . . . . . . .          $1,542     $ 1,781      $ 1,126
                                                                         ========     =======     ========
Supplemental disclosures of cash flow information:

 Cash paid during the year for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   527      $1,302      $ 2,050
                                                                         ========     =======     ========
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .         $   507      $  233      $   338
                                                                         ========     =======     ========


                             See accompanying notes.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


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

Revenue Recognition

        Approximately 52%, 66% and 88% of the Company's operating revenues were received from private sources in fiscal 1995, 1994 and 1993, respectively. The remainder is received from Medicare, Medicaid and other governmental programs. The latter are programs which provide for payments at rates generally less than established billing rates. Payments are subject to audit by intermediaries administering these programs. Revenues from these programs are recorded under reimbursement principles applicable to each of the programs. Although management believes estimated provisions currently recorded properly reflect these revenues, any differences between final settlement and these estimated provisions are reflected in operating revenues in the year finalized. Such differences between estimated and final settlements approximated $(8,000) during fiscal 1995.

Depreciation

        Depreciation and amortization of property and equipment are computed on the straight-line method over the estimated useful lives of the related assets, principally: buildings and improvements -- 5 to 40 years; furniture and equipment -- 3 to 12 years; leasehold improvements -- life of lease or life of asset, whichever is less.

Property and Equipment Held for Sale

        Property and equipment held for sale represents net assets of certain freestanding facilities and other properties that the Company intends to sell, within the next fiscal year, and is carried at estimated net realizable value less holding costs anticipated to be incurred.

        Property and equipment held for sale are expected to be sold in the next fiscal year. Such property and equipment is shown as non-current assets on the consolidated balance sheet as of May 31, 1995 due to the fact that contracts for sale have not been fully negotiated. Gains and losses on facilities sold have been reflected as adjustments to the estimated remaining property values. When all assets that are classified as property and equipment held for sale are sold, a net gain is anticipated that will be recognized and separately identified in the statement of operations.

Intangible Assets

        Intangible assets include costs in excess of fair value of net assets of businesses purchased (goodwill), licenses, and similar rights. Costs in excess of net assets purchased are amortized over 20 to 25 years. The costs of other intangible assets are amortized over the period of benefit. The Company assesses the recoverability and the amortization period of goodwill by determining whether the amount can be recovered through undiscounted cash flows of the businesses acquired, excluding interest expense and amortization, over the remaining amortization

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


period. The Company considers external factors relating to each acquired business, including local market developments, regional and national trends, regulatory developments and other pertinent factors including the business' current and expected financial performance in making its assessment. The Company believes that the $1.6 million of net recorded intangible assets at May 31, 1995, are recoverable from future estimated undiscounted cash flows. The amounts in the consolidated balance sheets are net of accumulated amortization of goodwill of $731,000 and $652,000 at May 31, 1995 and 1994, respectively.

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

Cash and Cash Equivalents

        Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows. Also included in cash are such short-term investments of $318,000 and $1,294,000 at May 31, 1995 and 1994, respectively.

        Excluded from cash and cash equivalents is a certificate of deposit in the amount of $55,000 at May 31, 1995. Such certificate of deposit secures a letter of credit which is required under a capitated contract and is subject to adjustment annually. As a result, this short-term investment has been classified as other current assets in the financial statements at May 31, 1995.

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

Charity Care

        The Company provides charity care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Corporate policy allows for charity when appropriate, which must be prearranged, and the patient must meet applicable federal and/or state poverty guidelines. The Company will not pursue collection of charity accounts. Charity charges foregone, based upon established rates, were less than 1% of the Company's operating revenues for fiscal 1995, 1994 and 1993.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


Loss Per Share

        Primary and fully diluted loss per common and common equivalent share have been computed by dividing net loss by the weighted average number of common shares outstanding during the period. During fiscal 1995, 1994 and 1993, the effect of outstanding stock options and the assumed conversion of the convertible subordinated debentures had an antidilutive impact on loss per share and, accordingly, were excluded from per share computations.

        On May 16, 1994, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to effect a reverse stock split of one share for each ten or fewer shares of the Company's Common Stock, with the specific ratio to be selected by the Board of Directors. The stockholders also approved amendments to the Certificate of Incorporation reducing the par value of the Company's Common Stock to $.01 per share and reducing the number of authorized shares of Common Stock to five times the number of shares outstanding, reserved or otherwise committed for future issuance but not less than 12.5 million. The reverse stock split and amendments to the Certificate of Incorporation were to become effective on any date selected by the Board of Directors prior to February 16, 1995.

        The Board of Directors effected a one-for-ten reverse stock split effective October 17, 1994. On the effective date of the reverse stock split, the Certificate of Incorporation was amended to reduce the par value of the Common Stock to $.01 per share and to reduce the number of authorized shares of Common Stock to 12.5 million. All share and per share amounts contained in these financial statements retroactively reflect the effect of the reverse stock split for all periods presented, which effect is to reduce the number of shares set forth by a factor of ten, with each stockholder's proportionate ownership interest remaining constant, except for payment in lieu of fractional shares.

        The weighted average number of common and common equivalent shares used to calculate loss per share was 2,257,000, 2,199,000 and 2,196,000 for the years ended May 31, 1995, 1994 and 1993, respectively.

Recently Issued Accounting Standards

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of". The Company is required to adopt the provisions of this statement in 1997. SFAS No. 121 requires that the Company review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review requires the estimation of the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is to be recognized. Measurement of an impairment loss for long-lived assets and identified intangibles that an entity expects to hold and use should be based on the fair value of the assets. The statement further requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. When adopted by the Company, this statement will govern the accounting for the Company's Property and Equipment, Intangible Assets and Property and Equipment Held for Sale.

        As further described in Note 5, in 1992 the Company had transferred most of its recorded hospital plant and equipment, which were proposed for inclusion in a sale/leaseback transaction, into property and equipment held for sale and reported them at their net realizable value. Such sale/leaseback plans were terminated in October 1992, and the property and equipment was returned to operating assets at their then net realizable value. Given the

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


Company's ongoing losses and the presence of other industry related impairment indicators, the Company has continued to depreciate those assets from that basis. As a result, the Company's Property and Equipment is carried at a value that approximates its current fair value. Property and Equipment Held for Sale is reported at the assets net realizable value, which management believes approximates the fair values of those assets less holding costs anticipated to be incurred. Further, as indicated above (intangible assets), the Company continues to evaluate the recoverability of recorded intangible assets of $1.6 million (see Note 8-- "Other Assets"). Accordingly, implementation of SFAS No. 121 is not expected to have a significant impact upon the Company's financial statements.

Reclassification

        Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 2-- OPERATING LOSSES AND LIQUIDITY

        The Company reported a net loss of $11.5 million for the year ended May 31, 1995 and has reported net losses in each of the four preceding fiscal years aggregating an additional $39.8 million. As a result, the Company has an accumulated deficit of $46.5 million and a total stockholders' deficiency of $4.9 million as of May 31, 1995. Additionally, the Company's current assets at May 31, 1995 amounted to approximately $8.0 million and current liabilities were approximately $23.4 million, resulting in a working capital deficiency of approximately $15.4 million and a current ratio of 1:2.9.

        Included in current liabilities are $9.5 million of Debentures in default as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. As further discussed in
Note 10-- "Long-Term Debt and Short-Term Borrowings", the Company has agreed to use its best efforts to provide an opportunity for Debenture holders to tender their Debentures pursuant to an exchange offer to be made by the Company. This proposed transaction requires the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to obtain and expend up to $5.5 million of cash during fiscal 1996, over and above cash required to fund other financing, operating and investing needs. Additionally, the Debenture exchange provides for the Company to issue $120 worth of its common stock at a defined value for each $1,000 of Debentures, which may be contingent upon the Company's ability to effect certain filings with the Securities and Exchange Commission. The ability to timely proceed with any such proposed filings will, in part, depend upon the ability of the Company to obtain a consent from its prior auditors for the use of their report on the Company's consolidated financial statements in such registration statements. Failure to obtain Debenture holder approval or to accomplish the Debenture exchange, or, in the alternative, a failure of the Company and the Debenture holders to otherwise reach a settlement, may cause the Debenture holders to pursue the involuntary bankruptcy of the Company and/or the Company to take alternative actions that may include filing for voluntary protection from creditors. Alternatively, if the Debenture exchange is accomplished, the elimination of the Debenture's debt service requirement would decrease the Company's future cash flow requirements. (The foregoing summary does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.)

        These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1995 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


        To address the Company's operational issues, in fiscal 1993 the Company established a restructuring reserve (see Note 9-- "Accounts Payables and Accrued Liabilities"). One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Through May 31, 1995 many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold. Additionally, in fiscal 1995, management has begun to implement plans for expanding the Company's contract management and managed care operations (see Note 3-- "Acquisitions and Dispositions").

        In previous years, the Company was obligated to support and fund certain freestanding facilities that now have been closed, including two such facilities closed in fiscal 1995 (see Note 5-- "Property and Equipment Held for Sale"). As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1995 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1995, known contract and cyclical changes, and also giving consideration to cash on hand at May 31, 1995 of $1.5 million, management expects the Company to be able to meet its cash obligations required by operations during fiscal 1996, excluding the Company's obligations under the Debentures. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity, and through the first quarter of fiscal 1996 the Company continues to incur losses. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations, excluding the Company's obligations under the Debentures, in fiscal 1996.

        To provide funds for the Debenture exchange and/or additional operating needs, the Company anticipates utilizing one or more of the following potential sources of cash:

        - The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than December 1996 if offered by the Company.

        - The Company has filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. In the event the Company receives the full refund claim for fiscal 1995, the net amount of cash available for working capital purposes would be $7.5 million. The Company has also filed amended Federal tax returns for prior years to claim refunds of an additional $13.2 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. Accordingly, no assurances can be made to the Company's entitlement to such refunds or the timing of the receipt thereof (see Note 12-- "Income Taxes").

        - Included in non-current assets are three hospital facilities designated as property and equipment held for sale with a total carrying value of $3.7 million. The Company expects to sell two of these facilities in the next fiscal year and may lease a third facility to an unrelated entity. However, the contracts have not been fully negotiated, and proceeds from the sales or lease of such assets are not expected to be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1996, to fund and expand the Company's operations and implement the Company's restructuring plans.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


        - In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a bond for the amount of the award and has filed an appeal of the judgment. Management is unable to predict whether any proceeds from this judgment will be received in fiscal 1996 (see Note 15-- "Commitments and Contingencies").

        All of these potential sources of additional cash in fiscal 1996 are subject to variation due to business and economic influences outside the Company's control. There can be no assurance that during fiscal 1996 the Company will complete the transactions required to fund its working capital deficit.

NOTE 3-- ACQUISITIONS AND DISPOSITIONS

        On May 22, 1995, the Company and its subsidiary, Comprehensive Behavioral entered into an agreement with Physicians Corporation of America ("PCA"), providing for PCA to invest $1.0 million in Comprehensive Behavioral for 13 1/2% of the voting power of Comprehensive Behavioral represented by all of the Series A Preferred Stock of Comprehensive Behavioral which is also exchangeable at the option of PCA for 100,000 shares of the Company's Common Stock. As a key to the agreement, so long as PCA remains an equity holder of Comprehensive Behavioral, PCA and its subsidiaries will negotiate in good faith to contract with Comprehensive Behavioral for the delivery of mental health services in all PCA service areas where Comprehensive Behavioral has an adequate network. In addition, PCA was granted a first right of refusal regarding any sale of Comprehensive Behavioral. The Company is required to maintain a $3.75 million investment in its subsidiary, Comprehensive Behavioral, which limits the extent to which cash dividends may be paid to the parent. Effective June 1, 1995, Comprehensive Behavioral will provide services on a capitated basis to 220,000 of PCA's 700,000 members in the Tampa area. In conjunction with this contract, in May 1995, PCA advanced $360,000 to Comprehensive Behavioral. Such advance is reimbursable to PCA in 12 equal monthly installments.

        On April 30, 1995, the Company's lease ended in Grand Rapids, Michigan. As a result, the Company ceased operations in that facility; however the Company entered into an agreement with Longford Health Sources, Inc., to operate a chemical dependency unit in Kent Community Hospital in Grand Rapids, Michigan.

        On April 1, 1995, the Company agreed to issue American Mental Health Care, Inc. ("AMH") 44,054 shares of the Company's common stock in return for a one-year management contract between Comprehensive Behavioral and AMH, one-third of the shares of AMH and a one year option to acquire all of the shares of AMH for up to 132,162 additional shares of the Company's Common Stock to be issued based on three-year net revenue requirements. AMH currently provides behavioral managed care services in Florida. The terms of the management agreement include an employment contract with Comprehensive Behavioral for the former president of AMH. The management contract has not been fully executed; however, AMH has assigned its revenues and associated expenses to Comprehensive Behavioral effective April 1, 1995. The Company's consolidated financial statements as of May 31, 1995 reflect such revenue assignment and expense assumption.

        On February 1, 1995, the Company purchased certain assets of Alternative Psychiatric Centers, Inc., ("APC"), a behavioral medicine contract management company based in Southern California for $50,000, from Drew Q. Miller, who joined the Company and is currently Chief Financial Officer and Chief Operating Officer. APC had two operating locations with three contract units offering inpatient, outpatient and partial hospitalization services.

        On November 22, 1994, the Company sold its CareUnit Hospital of Orlando. Proceeds from the sale were utilized for working capital purposes. On March 3, 1995, the Company sold its Starting Point, Oak facility in

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


Sacramento, California. Proceeds from this sale were utilized for working capital purposes and for payment to the IRS in accordance with the Company's offer in compromise with the IRS. (see Note 15-- "Commitments and Contingencies").

        On April 5, 1993, the Company sold its CareUnit Hospital of Nevada. Proceeds from the sale were utilized to reduce the Company's senior secured debt and the remainder was used for working capital purposes. On July 1, 1993, the Company sold its CareUnit Hospital of Albuquerque and on October 1, 1993, sold its CareUnit Hospital of South Florida/Tampa. Proceeds from both of these sales were utilized to reduce the Company's senior secured debt and the remainder was utilized for working capital purposes. On December 10, 1993, the Company sold its CareUnit Hospital of Coral Springs. Proceeds from the sale were utilized for working capital purposes. In April 1994, the Company sold a material portion of its publishing business. Proceeds from the sale were used for working capital purposes.

        In October 1992, the Company's wholly-owned subsidiary, Starting Point, Inc., entered into a joint operating agreement with Century HealthCare of California to manage Newport Harbor Psychiatric Hospital, a 68-bed adolescent psychiatric facility and Starting Point, Orange County, a 70-bed adult psychiatric facility. The Company has an 80% interest in this venture. This agreement was mutually dissolved on February 28, 1993. Pretax losses of approximately $0.0 million and $0.1 million, net of minority interest, were included in the consolidated financial statements for the years ended May 31, 1995 and 1994, respectively.

        In December 1992, the Company purchased Mental Health Programs, Inc. based in Tampa, Florida, from the former owner. The Company was operating as AccessCare, Inc., however, effective August 1, 1995, the Company changed its name to Comprehensive Behavioral Care, Inc. The terms of the purchase included a payment of $75,000, issuance of 4,000 shares of the Company's common stock, an employment agreement, a stock option agreement and the assumption of bank debt from the former owner. Both the stock option and employment agreements and the release of the former owner as guarantor of the bank debt are contingent upon the continued employment of the former owner with the Company. In connection with this acquisition, the Company recorded goodwill of approximately $829,000. In July 1993, the Company terminated the employment agreement and subsequently entered into litigation with the former owner. On November 21, 1994, the Company reached a settlement agreement with the former owner and will pay $250,000 in installments through September 1996; forgive the obligations owing under the indemnification agreement between the Company and the former owner; and satisfy the terms under the stock purchase agreement dated December 30, 1992 between the former owner and the Company to issue 16,000 shares of the Company's common stock. The Company has established a reserve with respect to this settlement. During the third quarter of 1995, the Company satisfied the terms of the stock purchase agreement and commenced installment payments to the former owner. Should the Company be unable to register the 20,000 shares issued to the former owner prior to December 31, 1995, the Company will be obligated to pay a penalty in the amount of $50,000.

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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


to the Company totaled $18.8 million which were used for the paydown of a portion of senior secured debt, short-term borrowings, and to fund working capital.

NOTE 4--  ACCOUNTS AND NOTES RECEIVABLE

        Current notes receivable was $2,750,000 at May 31, 1995 which represented financing on the sale of Starting Point Oak. The note was collected in July 1995. There were no current notes receivable as of May 31, 1994. The following table summarizes changes in the Company's allowance for doubtful accounts for the years ended May 31, 1995, 1994 and 1993:

                                      BALANCE AT                                    WRITE-OFF     BALANCE AT
                                      BEGINNING        ADDITIONS CHARGED TO             OF          END OF
                                                     ------------------------
                                       OF YEAR       EXPENSE       RECOVERIES        ACCOUNTS        YEAR
                                      ----------     -------       ----------       ---------     ----------
                                                      (Dollars in thousands)
Year ended May 31, 1995 . . . . .       $1,574       $  1,423        $   677        $(2,578)       $1,096
Year ended May 31, 1994 . . . . .        2,489          1,558            351         (2,824)        1,574
Year ended May 31, 1993 . . . . .        4,137          6,187              9         (7,844)        2,489


        During fiscal 1993, the freestanding facilities fully implemented the current write-off and reserve policy whereby all accounts past a certain aging category or otherwise deemed by management to be uncollectible are written-off and recorded as bad debt expense. Any recoveries are netted against expense. The Company's reserve for bad debt represented 25%, 21% and 24% of total receivables, for fiscal years ended May 31, 1995, 1994 and 1993, respectively.

NOTE 5--  PROPERTY AND EQUIPMENT HELD FOR SALE

        The Company has decided to dispose of certain freestanding facilities and other assets (see Note 2-- "Operating Losses and Liquidity"). Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with an historical net book value of approximately $11.8 million and $23.3 million at May 31, 1995 and 1994, respectively, is carried at estimated net realizable value of approximately $3.7 million and $6.9 million at May 31, 1995 and 1994, respectively. Operating revenues and operating expenses of the facilities designated for disposition were approximately $0.1 million and $0.5 million, respectively, for the year ended May 31, 1995, $0.1 million and $1.3 million, respectively, for the year ended May 31, 1994, $0.8 million and $2.1 million, respectively, for the year ended May 31, 1993. In addition, $1.0 million was reclassified to property and equipment during fiscal 1994 to adjust property to its estimated fair market value.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993

        A summary of the transactions affecting the carrying value of property and equipment held for sale is as follows:

                                                                                   YEAR ENDED MAY 31,
                                                                           1995          1994          1993
                                                                                 (DOLLARS IN THOUSANDS)
Beginning balance . . . . . . . . . . . . . . . . . . . . . . . .         $ 6,939     $ 15,352       $ 35,568

Designation of facilities as property and equipment held for sale           2,347          ---         10,977
Carrying costs incurred during phase-out period . . . . . . . . .             420        1,241          1,330
Carrying value of assets sold . . . . . . . . . . . . . . . . . .          (5,636)      (7,981)           ---
Contingencies on properties sold  . . . . . . . . . . . . . . . .             ---         (848)           ---
Loss on sale/write-down of facilities . . . . . . . . . . . . . .            (324)        (825)        (3,670)
Redesignation of facilities as continuing operations  . . . . . .             ---          ---        (28,853)
                                                                          -------     --------       --------

Ending balance  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,746     $  6,939       $ 15,352
                                                                          =======     ========       ========


Contingencies for properties sold represent unresolved liabilities at the time of sale. Proceeds from the sale of property and equipment held for sale were $3.1 million (net of the $2.7 million note receivable) and $9.8 million for fiscal 1995 and 1994, respectively. There were no sales proceeds in fiscal 1993. The components of the Consolidated Statement of Operations line item: Loss on sale/write-down of assets for the twelve months ended May 31 are:

                                                                                   YEAR ENDED MAY 31,
                                                                           -----------------------------------
                                                                            1995          1994          1993
                                                                            ----          ----          ----
                                                                                 (DOLLARS IN THOUSANDS)
    Gain on properties sold . . . . . . . . . . . . . . . . . . .          $  838      $ 1,825       $    ---
    Loss/write-down of property and equipment . . . . . . . . . .            (259)      (1,000)          (712)
    Loss/write-down of assets held for sale . . . . . . . . . . .            (838)        (825)        (3,670)
                                                                           ------      -------       --------
                                                                           $ (259)     $   ---       $ (4,382)
                                                                           ======      =======       ========


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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


NOTE 6-- PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                                                   AS OF MAY 31,
                                                                                   -------------
                                                                                1995            1994
                                                                                ----            ----
                                                                               (DOLLARS IN THOUSANDS)
Land and improvements . . . . . . . . . . . . . . . . . . . . . .             $ 2,122         $ 4,063
Buildings and improvements  . . . . . . . . . . . . . . . . . . .              16,260          18,192
Furniture and equipment . . . . . . . . . . . . . . . . . . . . .               4,710           4,817
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . .               1,280           1,365
Capitalized leases  . . . . . . . . . . . . . . . . . . . . . . .                 809             889
                                                                              -------         -------
                                                                               25,181          29,326
Less accumulated depreciation . . . . . . . . . . . . . . . . . .              13,074          13,338
                                                                              -------         -------
Net property and equipment  . . . . . . . . . . . . . . . . . . .             $12,107         $15,988
                                                                              =======         =======


        Included in property and equipment are write-downs to net realizable value of $4.2 million and $4.6 million as of May 31, 1995 and 1994, respectively.

NOTE 7--  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

NeuroAffiliates

        The Company has a 50% interest in a joint venture partnership with another corporation for the purpose of operating two hospitals. Under the terms of the joint venture agreement, the Company managed Crossroads Hospital and its partner managed Woodview-Calabasas Hospital. Each of the partners in the joint venture received a management fee for the hospital it managed. The Company is currently in negotiation to dissolve this joint venture retroactive to December 1991. The Company retained the hospital it managed and its partner retained the other. The results of operations of the hospital retained have been included in the consolidated financial statements beginning January 1, 1992. Crossroads Hospital continued to be managed by the Company although it was closed in August 1992, and was subleased through the remaining term of the lease which expired in September 1993. Woodview- Calabasas Hospital continues to be managed by its joint-venture partner although it was closed in April 1993. Effective January 1, 1992, the Company no longer reported the results of operations for the NeuroAffiliates joint venture as an investment in unconsolidated affiliates.

Golden Valley Health Center

        The Company has a 50% interest in a joint venture agreement with a subsidiary of HealthOne Corporation (formerly The Health Central System). The joint venture owned and operated Golden Valley Health Center, a behavioral medicine facility located in a suburb of Minneapolis, Minnesota. This facility was sold to GVHC, Inc., an unrelated entity, during fiscal 1989. The terms of the sale included the joint venture holding a promissory note from the purchaser of the facility for $2.5 million. The Company serves as managing partner of the joint venture. The purchaser was forced into receivership in January 1992 and was dissolved during fiscal 1994. The Company did not receive any proceeds from this dissolution. In fiscal 1991, the Company recorded its respective loss in the joint venture as a result of the uncollectability of the promissory note. The Company is in the process of dissolving this legal entity; however, there are no longer any transactions or results of operations to report.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


RehabCare Corporation

        On July 3, 1991, RehabCare Corporation ("RehabCare"), a wholly-owned subsidiary of the Company as of May 31, 1991, and the Company completed an initial public offering of 2,500,000 shares of RehabCare common stock. The Company's remaining 48% interest (2,300,000 shares) in RehabCare was accounted for on the equity method. The Company sold its remaining 48% interest in RehabCare to RehabCare during fiscal 1993 and a gain of approximately $13.1 million was recorded in the Company's consolidated statement of operations for the second quarter of 1993. Net proceeds to the Company totaled $18.8 million which were used for the paydown of a portion of senior secured debt, short-term borrowings, and to fund working capital. As of May 31, 1993, the Company no longer had any interest in the outstanding common stock of RehabCare. Earnings under the equity method related to the Company's ownership in RehabCare amounted to $384,000 for the year ended May 31, 1993. The condensed combined operating results of affiliates for fiscal 1993 include the results of RehabCare through the sale of the Company's remaining interest in November 1992. The Company no longer reports any investment in RehabCare.

Summary of Unconsolidated Affiliates

        The Company reported its interest in these affiliates on the equity method. Due to the termination of operations and/or dissolution of the above joint ventures, the condensed consolidated assets and liabilities of these affiliates are zero at May 31, 1995 and 1994, and as a result, the table has been eliminated from the footnotes. The condensed combined operating results of affiliates are as follows:

                                                                                    YEAR ENDED MAY 31,
                                                                                    ------------------
                                                                              1995         1994       1993
                                                                              ----         ----       ----
                                                                                  (DOLLARS IN THOUSANDS)
    Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   ---      $   ---    $11,928
    Costs and expenses:
       Operating, general and administrative  . . . . . . . . . . .         $   ---          ---     10,536
       Depreciation and amortization  . . . . . . . . . . . . . . .             ---          ---        148
                                                                            -------      -------    -------
                                                                                ---          ---     10,684
                                                                            -------      -------    -------
    Earnings before income taxes  . . . . . . . . . . . . . . . . .             ---          ---      1,244
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .             ---          ---        443
                                                                            -------      -------    -------
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .         $   ---      $   ---    $   801
                                                                            =======      =======    =======

NOTE 8--  OTHER ASSETS

    Other assets consist of the following:

                                                                                      AS OF MAY 31,
                                                                                      -------------
                                                                                  1995            1994
                                                                                  ----            ----
                                                                                 (DOLLARS IN THOUSANDS)
    Intangible assets, net  . . . . . . . . . . . . . . . . . . . .              $1,636          $1,762
    Deferred contract costs, net  . . . . . . . . . . . . . . . . .                  99              81
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 401             319
                                                                                 ------          ------
                                                                                 $2,136          $2,162
                                                                                 ======          ======

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993

NOTE 9--  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following:

                                                                                      AS OF MAY 31,
                                                                                      -------------
                                                                                  1995            1994
                                                                                  ----            ----
                                                                                 (DOLLARS IN THOUSANDS)
    Accounts payable and accrued liabilities  . . . . . . . . . . .             $ 5,737         $ 7,729
    Accrued claims payable  . . . . . . . . . . . . . . . . . . . .               1,584             454
    Accrued restructuring/non-recurring . . . . . . . . . . . . . .                 508           1,228
    Accrued salaries and wages  . . . . . . . . . . . . . . . . . .                 980           1,140
    Accrued vacation  . . . . . . . . . . . . . . . . . . . . . . .                 407             576
    Accrued legal . . . . . . . . . . . . . . . . . . . . . . . . .                 198             353
    Payable to third-party intermediaries . . . . . . . . . . . . .                 584           1,751
    Deferred compensation . . . . . . . . . . . . . . . . . . . . .                 237             545
                                                                                -------         -------
                                                                                $10,235         $13,776
                                                                                =======         =======

    One of the Company's subsidiaries provides managed behavioral health and substance abuse services to members under capitated contracts. The cost of health care services is recognized in the period in which it is provided and includes an estimate of the costs of services which have been incurred but not yet reported. The estimate for accrued claims payable is based on projections of costs using historical studies of claims paid. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations.

    A reserve for restructuring was established in fiscal 1993 for $5.4 million for the purpose of implementing management's plan for the "global restructuring" of the Company. It is management's intent to complete the "global restructuring" plan in fiscal 1996. Management intends to allocate the remaining balance accordingly: $0.3 million for corporate relocation and consolidation and $0.2 million as severance payments.

    The following table sets forth the activity during the years ended May 31, 1995 and 1994:

                                                                                      AS OF MAY 31,
                                                                                      -------------

                                                                                  1995            1994
                                                                                  ----            ----
                                                                                 (DOLLARS IN THOUSANDS)
    Beginning balance . . . . . . . . . . . . . . . . . . . . . . .              $1,228          $2,642
    Less:
       Cash items   . . . . . . . . . . . . . . . . . . . . . . .   .               620           1,377
        Non-cash items   . . . . . . . . . . . . . . . . . . . . . .                100              37
                                                                                 ------          ------
                                                                                 $  508          $1,228
                                                                                 ======          ======

    Severance payments of $0.3 million and $0.1 million paid in fiscal 1995 and 1994, respectively, were the result of the closure and relocation of three facilities, as well as, the general downsizing as part of the Company's "global restructuring" plan. This restructuring resulted in the termination of 91 and 43 employees during fiscal 1995 and 1994, respectively.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


NOTE 10--  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

    Long-term debt consists of the following:

                                                                                   YEAR ENDED MAY 31,
                                                                                   ------------------
                                                                                  1995            1994
                                                                                  ----            ----
                                                                                 (DOLLARS IN THOUSANDS)
Senior secured debt:
12.5% secured convertible note, with quarterly interest
    payments, maturing in January 1997 (a)  . . . . . . . . . . . .             $ 2,000        $    ---
                                                                                -------        --------
                                                                                  2,000             ---

7.5% convertible subordinated debentures due 2010 (b) . . . . . . .               9,538           9,538
9% note payable in monthly installments maturing in 1996,
    by real and personal property having a net book value
    of $2,281   . . . . . . . . . . . . . . . . . . . . . . . . . .                   4              41
9% offer in compromise (c)  . . . . . . . . . . . . . . . . . . . .               4,566             ---
10% secured promissory note, payable in monthly installments,
    maturing in January 1997 (d)  . . . . . . . . . . . . . . . . .                 899             ---
Capital lease obligations . . . . . . . . . . . . . . . . . . . . .                 677             740
Bank debt, interest and principal payable in monthly installments maturing in
    August 1997, collateralized by the trust of the
    former owner (e)  . . . . . . . . . . . . . . . . . . . . . . .                 216             312
                                                                                -------        --------
Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . .              17,900          10,631

Less long-term debt in default (b)  . . . . . . . . . . . . . . . .               9,538             ---
Less current maturities of long-term debt . . . . . . . . . . . . .               3,285             154
                                                                                -------        --------
Long-term debt, excluding current maturities  . . . . . . . . . . .             $ 5,077         $10,477
                                                                                =======        ========

        As of May 31, 1995, aggregate annual maturities of long-term debt for the next five years (in accordance with stated maturities of the respective loan agreements) are approximately $3,285,000 in 1996, $2,968,000 in 1997, $528,000
in 1998 and $504,000 in 1999, and $400,000 in 2000.

        The Company had no revolving loan or short-term borrowings during fiscal 1994 and 1995. The maximum amount outstanding on the revolving loan and short-term borrowings was approximately $4.2 million during the year ended May 31, 1993. The average amount outstanding of such borrowings, based upon an average of month-end balances for periods when the Company had such debt outstanding, was $2.2 million during the year ended May 31, 1993. Weighted average interest rates for short-term borrowings were 7.54% for the year ended May 31, 1993.

        (a) On January 9, 1995, the Company issued a $2.0 million Secured Convertible Note due January 9, 1997 to Lindner Bulwark Fund, a series of Lindner Investments, a business trust. The Note is secured by first priority liens on two of the Company's operating hospital properties. The Note bears interest at the rate of 12 1/2% per annum, payable quarterly, and in the event of a default, a charge of 2 1/2% per annum until the default is cured. Prior to maturity, the Note is redeemable, in whole or in part, at the option of the Company at a redemption price initially of 120% of the amount of principal redeemed, declining after January 9, 1996 to 110% of principal. Until paid, the principal amount of the Note is convertible into the Company's Common Stock, par value $0.01, at the rate of $6.00 per share (which was the fair market value on the date of signing). The maximum number of shares issuable upon conversion of the Note was approximately 333,333, subject to adjustments for dilution and recapitalization, which is under 15% of the undiluted number of shares of Common Stock outstanding. The

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


proceeds were used to pay costs of closing unprofitable operations, working capital and other general corporate purposes.

        (b) In April 1985, the Company issued $46 million in 7 1/2% Convertible Subordinated Debentures (the "Debentures"). These Debentures require that the Company make semi-annual interest payments in April and October at an interest rate of 7.5% per annum. The Debentures are due in 2010 but may be converted to common stock of the Company at the option of the holder at a conversion price of $230.00 per share, subject to adjustment in certain events. The Debentures are also redeemable at the option of the Company in certain circumstances. Mandatory annual sinking fund payments sufficient to retire 5% of the aggregate principal amount of the Debentures are required to be made on each April 15 commencing in April 1996 to and including April 15, 2009. Should the Company default on its senior debt, then the Company may be precluded from paying principal or interest on the Debentures until such default is cured or waived. During fiscal 1991, holders of approximately $36.5 million Debentures voluntarily converted their Debentures into 11,667,200 shares of common stock at a temporarily reduced conversion price.

        The Company did not make its payment of interest on the Debentures when such payment was scheduled on October 17, 1994. In early February 1995, a group of holders and purported holders of the Debentures gave notice of acceleration of the entire amount of principal and interest due under the Debentures, and on February 24, 1995, a subset of such persons filed an involuntary petition in the United States Bankruptcy Court for the Northern District of Texas under Chapter 7 of the U.S. Bankruptcy Code. On March 3, 1995, the Company entered into a letter agreement with a representative of the certain holders of the Debentures who had taken such actions. The agreement provides for a consensual, out-of-court resolution that the Company's Board of Directors has approved as in the best interests of the Company, its stockholders and other stakeholders. The holders' representative agreed to use best efforts to provide notices of waiver of the interest non-payment default, notices of rescission of the Debenture acceleration and the effects thereof, and consent to the immediate dismissal of the involuntary Chapter 7 petition. In return, the Company has agreed to use best efforts to provide an opportunity to holders of Debentures to tender their Debentures to the Company pursuant to an exchange offer to be made by the Company to the holders of the Debentures. The offer consideration will consist of $500 in cash and $120 worth in shares of Common Stock at a defined value per each $1,000 in face amount of Debentures. Tendering holders will not receive interest calculated from and after April 15, 1994 (which includes the October 17, 1994 and April 17, 1995 payments) and in lieu of calculated interest will receive an interest payment of $80 per $1,000 principal amount of Debentures. If the exchange offer with holders of Debentures is consummated on the terms in the letter agreement and assuming the tender of 100% of the outstanding Debentures, the portion of the offer consideration which will be payable in cash by the Company would be approximately $5,550,000. Among the factors affecting the anticipated exchange offering are the various conditions to the consummation of the offer and the ability of the Company to finance the cash payment necessary, and no assurance can be made that the exchange offer will be successfully completed. Failure to consummate the Debenture exchange offer may result in the Debenture holders instituting involuntary bankruptcy proceedings and/or in the Company considering alternative actions including filing for voluntary protection from creditors. In such case, the Company believes that the recovery to it security holders would be less in a bankruptcy case than the recovery that may be achieved under the consensual, out-of-court arrangement the Company has reached. In addition, the letter agreement provides for a pledge of all of the shares of CareUnit, Inc. to secure the Company's obligation to purchase the Debentures, pursuant to the exchange or otherwise; and failure to complete an exchange could result in a foreclosure sale of such shares. The foregoing is intended to disclose event, and does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant rules and regulations of the Securities Act of 1933. As a result of the default on the interest payment to the holders, the Company has classified the outstanding principal amount of the Debentures as current as of May 31, 1995.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


        (c) In December 1994, the Company reached a final settlement with the Internal Revenue Service ("IRS") on the payroll tax audit (see Note 15-- "Commitment and Contingencies") pursuant to which the Company entered into an Offer in Compromise and will pay the IRS $5.0 million with the Company having no obligation to pay any penalties or accrued interest. Payment terms have been accepted at 50% within 90 days (extended an additional 120 days) of finalization with the remaining balance financed over the next five years. In March 1995, the Company paid $350,000 to the IRS against the initial payment due. The Company paid the remaining balance (of the initial payment) of $2,150,000 on July 10, 1995. The Company commenced monthly installment payments to the IRS in April 1995. Interest accrues at 9% per annum and is due and payable upon billing at the end of the term.

        The Company has filed its 1995 Federal tax return which included a refund claim to the Company for $9.4 million (see Note 12-- "Income Taxes"). This refund is not reflected on the Company's consolidated financial statements as of May 31, 1995.

        (d) In May 1995, the Company and a subsidiary entered into a $1.0 million promissory note with PMR Corporation. Performance of the obligations under the note is secured by a deed of trust on the property of a subsidiary. The note provides for the payment of interest at a fixed rate of 10% per annum. The Company made a principal payment of $125,000 in April 1995 and paid $50,000 in May 1995. The note requires equal monthly principal payments commencing June 1, 1995 and continuing through February 1997.

        (e) On December 30, 1992, the Company assumed approximately $456,000 in bank debt with the purchase of Mental Health Programs, Inc. (see Note 3--"Acquisition and Dispositions"). The note is secured and guaranteed by the trust of the former owner of Mental Health Programs, Inc. The release of collateral and guarantee are contingent upon continued employment of the former owner with the Company. The note is payable at $8,000 per month with the balance due on August 31, 1997. Interest is at prime plus 1.5%.

The net book value of assets pledged to secure the above debt aggregated $11.5 million at May 31, 1995.

NOTE 11--  LEASE COMMITMENTS

        The Company leases certain facilities, furniture and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, maintenance and repair expenses. Total rental expenses for all operating leases are as follows:

                                                                                     YEAR ENDED MAY 31,
                                                                                     ------------------
                                                                            1995           1994          1993
                                                                            ----           ----          ----
                                                                                  (DOLLARS IN THOUSANDS)
       Minimum rentals  . . . . . . . . . . . . . . . . . . . . . .         $1,085        $1,342        $1,257
       Contingent rentals   . . . . . . . . . . . . . . . . . . . .            ---           ---            15
                                                                            ------        ------        ------
       Total rentals  . . . . . . . . . . . . . . . . . . . . . . .         $1,085        $1,342        $1,272
                                                                            ======        ======        ======

        Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease; contingent rents associated with capital leases in fiscal 1995, 1994 and 1993 were $79,000, $61,000 and $60,000, respectively. The net book value of capital leases at May 31, 1995 and 1994 was $549,000 and $567,000, respectively.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


        Future minimum payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at May 31, 1995:

                                                                                 CAPITAL         OPERATING
        FISCAL YEAR                                                               LEASES           LEASES
        -----------                                                               ------           ------
                                                                                  (DOLLARS IN THOUSANDS)
        1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  138          $   319
        1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132              149
        1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132               84
        1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132               22
        2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132                2
        Later years   . . . . . . . . . . . . . . . . . . . . . . . . . . .          770              ---
                                                                                  ------          -------
        Total minimum lease payments  . . . . . . . . . . . . . . . . . . .        1,436          $   576
                                                                                                  =======
        Less amounts representing interest  . . . . . . . . . . . . . . . .          759
                                                                                  ------
        Present value of net minimum lease payments   . . . . . . . . . . .       $  677
                                                                                  ======

NOTE 12--  INCOME TAXES

    Provision for income taxes consist of the following:

                                                                                    YEAR ENDED MAY 31,
                                                                                    ------------------
                                                                              1995         1994       1993
                                                                              ----         ----       ----
                                                                                  (DOLLARS IN THOUSANDS)
Current:
    Federal . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  ---       $  ---      $  ---
    State . . . . . . . . . . . . . . . . . . . . . . . . . . . .              180          301         194
                                                                            ------       ------      ------
                                                                            $  180       $  301      $  194
                                                                            ======       ======      ======

        A reconciliation between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income taxes is as follows:

                                                                                    YEAR ENDED MAY 31,
                                                                                    ------------------
                                                                              1995         1994       1993
                                                                              ----         ----       ----
                                                                                  (DOLLARS IN THOUSANDS)
Benefit from income taxes at the statutory tax rate . . . . . . . .         $(3,860)    $(2,567)    $(3,878)
State income taxes, net of federal tax benefit  . . . . . . . . . .             119         199         128
Amortization of intangible assets . . . . . . . . . . . . . . . . .              39          38          30
Tax effect of net operating loss  . . . . . . . . . . . . . . . . .           3,701       2,607       3,888
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             181          24          26
                                                                            -------     -------     -------
                                                                            $   180     $   301     $   194
                                                                            =======     =======     =======

Significant components of the Company's deferred tax liabilities and assets are comprised of the following:

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993

                                                                            YEAR ENDED MAY 31,
                                                                            ------------------
                                                                           1995           1994
                                                                           ----           ----
        Deferred Tax Assets:
            Net operating losses  . . . . . . . . . . . . . . . .         $18,867        $14,968
            Restructuring/non-recurring costs . . . . . . . . . .           4,853          9,418
            Alternative minimum tax credits . . . . . . . . . . .             666            666
            Bad debt expense  . . . . . . . . . . . . . . . . . .             333            568
            Employee benefits and options . . . . . . . . . . . .             432            663
            Other, net  . . . . . . . . . . . . . . . . . . . . .             273          2,186
                                                                          -------        -------
                 Total Deferred Tax Assets  . . . . . . . . . . .          25,424         28,469
            Valuation Allowance . . . . . . . . . . . . . . . . .         (22,439)       (24,417)
                                                                          -------        -------
                 Net Deferred Tax Assets  . . . . . . . . . . . .           2,985          4,052
                                                                          -------        -------
        Deferred Tax Liabilities:
            Depreciation  . . . . . . . . . . . . . . . . . . . .          (1,866)        (2,929)
            State income taxes  . . . . . . . . . . . . . . . . .            (806)          (654)
            Cash to accrual differences . . . . . . . . . . . . .            (313)          (469)
                                                                          -------        -------
                 Total Deferred Tax Liabilities . . . . . . . . .         ( 2,985)        (4,052)
                                                                          -------        -------
        Net Deferred Tax Assets . . . . . . . . . . . . . . . . .        $    ---        $   ---
                                                                          =======        =======

        The Company was previously subject to alternative minimum tax ("AMT") at a 20% rate on alternative minimum taxable income which is determined by making statutory adjustments to the Company's regular taxable income. Net operating loss carryforwards and carry backs may be used to offset only 90% of the Company's alternative minimum taxable income. The Company will be allowed a credit carryover of $666,000 against regular tax in the event that regular tax expense exceeds the alternative minimum tax expense (see Note 15-- "Commitments and Contingencies").

        On July 20, 1995, the Company filed its Federal tax return for fiscal 1995. On August 11, 1995, the Company filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses described in Section 172(f) requesting a refund to the Company in the amount of $9.4 million. On August 30, 1995, the Company also filed amended Federal tax returns for several prior fiscal years to carry back losses under Section 172(f). The amount of refund claimed on the amended returns is approximately $11.7 million for 1986; $0.4 million for 1985; $0.7 million for 1983 and $0.4 million for 1982 which is a total of $13.2 million for the refunds from amended returns and a total of $22.6 million for all refunds requested. Section 172(f) is an area of the tax law without substantial legal precedent. There may be opposition by the IRS as to the Company's ability to carry back such claim. Therefore, no assurances can be made to the Company's entitlement to such claim. Consequently, a valuation allowance was established against the potential tax benefit.

        At May 31, 1995, the Company has Federal accumulated net operating losses of approximately $50 million, which if carried forward would expire in 2006 through 2009. Subsequent to May 31, 1995, and in accordance with Section 172(f), the Company has carried back the entire $50 million of Federal accumulated net operating losses requesting refunds of approximately $22.6 million. In the event these refund requests are ever challenged by the IRS, the Company may be unable to utilize some or all of its net operating losses depending upon the availability of sufficient net income from which to deduct such losses during a three-year carry back or fifteen-year carryover period. The Company may be further restricted as to its use of any of these losses if the Company issues or agrees to issue amounts of additional equity which may constitute a change in ownership under Section 382. All benefits recoverable from Federal income taxes paid since May 31, 1990 have been recognized. No further carry backs are available.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


NOTE 13--  EMPLOYEE BENEFIT PLANS

        The Company had deferred compensation plans ("Financial Security Plans") for its key executives and medical directors. Under provisions of these plans, participants elected to defer receipt of a portion of their compensation to future periods. Upon separation from the Company, participants received payouts of their deferred compensation balances over periods from five to fifteen years. Effective January 1, 1989, participants were not offered the opportunity to defer compensation to future periods. In June 1992, the Company terminated the plan and placed the remaining participants on 5-year payments. The consolidated balance sheet as of May 31, 1995 reflects the present value of the obligation to the participants under the plan of $660,000.

        The Company has a 401(k) Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed six consecutive months of employment are eligible to participate in the plan. Effective June 1, 1994, eligibility was modified to one year of employment and a minimum of twenty (20) regular scheduled hours per week. Each participant may contribute from 2% to 15% of his or her compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is non-discriminatory. The Company made approximately $29,000, $20,000 and $9,000 in contributions to the Plan in fiscal 1995, 1994 and 1993, respectively.

NOTE 14--  STOCKHOLDERS' EQUITY

        The Company is authorized to issue 60,000 shares of preferred stock with a par value of $50 per share. No preferred shares have been issued.

        The Company has a 1988 Incentive Stock Option Plan and a 1988 Nonstatutory Stock Option Plan (the "1988 Plans"). Options granted under the 1988 Incentive Stock Option Plan are intended to qualify as incentive stock options ("ISOs") under Section 422 of the Internal Revenue Code. In fiscal 1992, the 1988 Incentive Stock Option Plan and 1988 Nonstatutory Stock Option Plan were amended to increase the total number of shares reserved for issuance under the plans and to expand the class of eligible persons under the nonstatutory plan to include advisors and consultants. Options granted under the 1988 Nonstatutory Stock Option Plan do not qualify as ISOs. The maximum number of shares originally subject to options were 150,000 and 40,000 for the ISOs and nonstatutory options, respectively. In fiscal 1995, the plans were amended to increase the number of shares authorized for issuance under the Company's 1988 incentive stock option plan to 500,000 and the Company's 1988 Nonstatutory Stock Option Plan to 200,000. Such amendment was ratified by the shareholders on November 14, 1994. The following table sets forth the activity related to ISOs for the years ended May 31, 1995, 1994 and 1993:

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993

                                                                      NUMBER OF          OPTION PRICE
                                                                                   -------------------------
                                                                        SHARES     PER SHARE       AGGREGATE
                                                                      ---------    ---------       ---------
                                                                                                 (IN THOUSANDS)
Balance, May 31, 1992 . . . . . . . . . . . . . . . . . . . . .        76,517     $12.50-33.80       $1,462
    Options forfeited in fiscal 1993  . . . . . . . . . . . . .       (13,000)    $12.50-33.80         (283)
                                                                      -------                        ------
Balance, May 31, 1993 . . . . . . . . . . . . . . . . . . . . .        63,517     $12.50-30.00       $1,179
    Options forfeited in fiscal 1994  . . . . . . . . . . . . .       (46,750)    $12.50-30.00         (830)
                                                                      -------                        ------
Balance, May 31, 1994 . . . . . . . . . . . . . . . . . . . . .        16,767     $12.50-30.00       $  349
    Options canceled in fiscal 1995 . . . . . . . . . . . . . .        (5,000)   $  6.25- 7.50          (34)
    Options issued in fiscal 1995 . . . . . . . . . . . . . . .       227,500     $ 6.25-12.00        1,684
    Options forfeited in fiscal 1995  . . . . . . . . . . . . .       (53,100)    $ 6.25-30.00         (493)
                                                                      -------                        ------
Balance, May 31, 1995 . . . . .                                       186,167     $ 6.25-30.00       $1,506
                                                                      =======                        ======

      Options under the 1988 Plans to purchase 115,002 shares and 12,601 shares were exercisable as of May 31, 1995 and 1994, respectively.

      The following table sets forth the activity related to nonstatutory options for the years ended May 31, 1995, 1994 and 1993:

                                                                      NUMBER OF          OPTION PRICE
                                                                                   -------------------------
                                                                        SHARES     PER SHARE       AGGREGATE
                                                                      ---------    ---------       ---------
                                                                                                 (IN THOUSANDS)
Balance, May 31, 1992 . . . . . . . . . . . . . . . . . . . . .        32,000       $12.50           $  400
    Options exercised in fiscal 1993  . . . . . . . . . . . . .        (4,000)      $12.50              (50)
                                                                      -------                        ------
Balance, May 31, 1993 . . . . . . . . . . . . . . . . . . . . .        28,000       $12.50           $  350
    Options forfeited in fiscal 1994  . . . . . . . . . . . . .       (12,000)      $12.50             (150)
                                                                      -------                        ------
Balance, May 31, 1994 . . . . . . . . . . . . . . . . . . . . .        16,000       $12.50           $  200
    Options forfeited in fiscal 1995  . . . . . . . . . . . . .       (12,000)      $12.50             (150)
    Options canceled in fiscal 1995 . . . . . . . . . . . . . .        (4,000)      $12.50              (50)
                                                                      -------                        ------
Balance, May 31, 1995 . . . . . . . . . . . . . . . . . . . . .           ---                        $  ---
                                                                      =======                        ======


    There were no nonstatutory options exercisable as of May 31, 1995. Nonstatutory options to purchase 16,000 shares were exercisable as of May 31, 1994.

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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


        In fiscal 1995, the Company implemented the Company's Directors' Stock Option Plan (the "Director's Plan"). The terms of the Directors' Plan provides for the grant of only non-qualified stock options. The Directors' Plan is not subject to ERISA, nor is it qualified under code section 401(a) of the Internal Revenue Code. The maximum number of shares subject to option are 200,000, and all non-employee directors of the Company are eligible to participate in the Directors' Plan. The Directors' Plan provides for the grant of non-qualified stock options to non-employee directors as follows: (1) each individual serving as a non-employee director as of the effective date were granted a non-qualified stock option to purchase 10,000 share of common stock ("Initial Grant"); (2) each individual who first becomes a non-employee director on or after the effective date, will be granted, at the time of such election or appointment a non-qualified stock option to purchase 10,000 shares of common stock ("Initial Grant"); (3) commencing with the 1995 annual meeting of the Company's stockholders, each individual who at each annual meeting of the Company's stockholders remains a non-employee director will receive an additional non-qualified stock option to purchase 2,500 shares of common stock. Each non-qualified stock option is exercisable at a price equal to the common stock's fair market value as of the date of grant. Initial grants vest annually in 25% increments beginning on the first anniversary of the date of grant, provided the individual is still a director on those dates. Annual grants will become 100% vested as of the first annual meeting of the Company's stockholders following the date of grant, provided the individual is still a director as of that date. An optionee who ceases to be a director shall forfeit that portion of the option attributable to such vesting dates on or after the date he or she ceases to be a director.

     During fiscal 1995, 50,000 non-qualified options were granted in the Directors' Plan at $7.00 per share. There were no options under the Directors' Plan exercisable as of May 31, 1995.

     In July 1992, options not under any plan were issued to the former Vice Chairman. Options for 100,000 shares were granted at an exercise price ranging from $15.00 to $30.00. These options were exercisable 25 percent at grant date and each year thereafter. The option was amended in November 1994 for 12,500 shares at $7.50 and expired on August 18, 1995. In December 1992, options not under any plan were issued to the former owner of Mental Health Programs, Inc., as an inducement essential to the purchase of Mental Health Programs, Inc. (see
Note 3-- "Acquisitions and Dispositions"). Options for 10,000 shares were granted at an exercise price ranging from $15.00 to $30.00. These options are exercisable 25 percent after one year from the grant date and each year thereafter and were contingent upon the continued employment with the Company. In July 1993, the Company terminated the employment agreement with the former owner and subsequently entered into litigation. On November 21, 1994, the Company reached a settlement agreement with the former owner and as part of the settlement agreement issued 16,000 shares of the Company's common stock. In February 1993, options not under any plan were issued to the Company's former Chief Financial Officer. Options for 50,000 shares were granted at an exercise price ranging from $10.00 to $20.00. These options become exercisable 25 percent after one year from the grant date and each year thereafter. In November 1994, the former Chief Financial Officer resigned and all options have expired.

     In August 1994, options not under any plan were issued to the interim President and Chief Executive Officer as an inducement essential to his appointment as President and Chief Executive Officer. Options for 50,000 shares were granted at an exercise price ranging from $7.50 to $15.00 per share. These options were exercisable 50 percent at grant date and 25 percent each year thereafter.

     In August 1994, options not under any plan were issued to the President of a subsidiary of the Company. Options for 15,000 shares were granted as an exercise price ranging from $7.50 to $15.00 per share. These options vest one-third one year from the date of grant and one-third each year thereafter.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


     In October 1994, options not under any plan were issued to a non-policy making vice president of a subsidiary of the Company. Options for 20,000 shares were granted at an exercise price ranging from $7.50 to $15.00 per share. Options for 7,500 shares vest one year from the date of grant; options for 7,500 shares two years from the date of grant and the remaining options for 5,000 shares vest on the three year anniversary of the date of grant. In addition, vesting of all options are subject to certain performance requirements. Failure to meet such annual performance requirements will result in the forfeiture of all or part of such options which vest in that year.

     On February 1, 1995, the Company sold an aggregate of 100,000 shares of Common Stock to one accredited investor in a private offering for an aggregate purchase price of $600,000 paid in cash on February 7, 1995. Such agreement was amended in June 1995 for an additional 15,000 shares as an adjustment for delay in registration of shares without additional payment. On April 15, 1995 the Company sold an aggregate of 150,000 shares of Common Stock to an accredited investor in a private offering for an aggregate purchase price of $975,000 paid in cash on April 19, 1995. It is the Company's intent to amend this agreement for an additional 22,500 shares as an adjustment for delay in registration of shares without additional payment.

     On April 1, 1995, the Company agreed to issue American Mental Health Care, Inc. ("AMH") 44,054 shares of the Company's Common Stock in return for a one-year management contract between Comprehensive Behavioral and AMH, one-third of the shares of AMH and a one year option to acquire all of the shares of AMH for up to 132,162 additional shares of the Company's Common Stock to be issued based on three-year net revenue requirements. AMH currently provides behavioral managed care services in Florida. The terms of the management agreement include an employment contract with Comprehensive Behavioral for the former president of AMH.

    On May 22, 1995, the Company and its subsidiary, Comprehensive Behavioral entered into an agreement with Physicians Corporation of America ("PCA"), providing for PCA to invest $1.0 million in Comprehensive Behavioral for 13 1/2% of the voting power of Comprehensive Behavioral represented by all of the Series A Preferred Stock of Comprehensive Behavioral which is also exchangeable at the option of PCA for 100,000 shares of the Company's Common Stock, the right to exchange expires in 10 years. As a key to the agreement, so long as PCA remains an equity holder of Comprehensive Behavioral, PCA and its subsidiaries will negotiate in good faith to contract with Comprehensive Behavioral for the delivery of mental health services in all PCA service areas where Comprehensive Behavioral has an adequate network. In addition, PCA was granted a first right of refusal regarding any sale of Comprehensive Behavioral. The Series A Preferred Stock is convertible into 13 1/2% of the common stock of Comprehensive Behavioral on a fully-diluted basis, subject to certain antidilution adjustments. The redemption price for the Series A Preferred Stock is equal to the original purchase price plus 4% for each year the stock is outstanding. The Company has the right to redeem the Series A Preferred Stock after approximately five years, and PCA has the right to require the Company to redeem the Series A Preferred Stock after approximately three years. On liquidation, the holder of the Series A Preferred Stock will be entitled to a liquidation preference equal to the redemption price. The Series A Preferred Stock is entitled to receive dividends, if any, in an amount proportionate to its voting power when any dividends are declared and paid on the common stock of Comprehensive Behavioral.

        On April 19, 1988, the Company declared a dividend of one common share purchase right ("Right") for each share of common stock outstanding at May 6, 1988. Each Right entitles the holder to purchase one share of common stock at a price of $300 per share, subject to certain anti-dilution adjustments. The Rights are not exercisable and are transferable only with the common stock until the earlier of ten days following a public announcement that a person has acquired ownership of 25% or more of the Company's common stock or the commencement or announcement of a tender or exchange offer, the consummation of which would result in the ownership by a person of 30% or more of the Company's common stock. In the event that a person acquires 25% or more of the Company's common stock or if the Company is the surviving corporation in a merger and its

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


common stock is not changed or exchanged, each holder of a Right, other than the 25% stockholder (whose Rights will be void), will thereafter have the right to receive on exercise that number of shares of common stock having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or more than 50% of its assets are sold, proper provision shall be made so that each Right holder shall have the right to receive or exercise, at the then current exercise price of the Right, that number of shares of common stock of the acquiring company that at the time of the transaction would have a market value of two times the exercise price of the Right. The Rights are redeemable at a price of $.20 per Right at any time prior to ten days after a person has acquired 25% or more of the Company's common stock.

     As of May 31, 1995, the Company has reserved 276,216 shares of Common Stock for future issuances related to business acquisitions, approximately 773,441 shares related to the conversion of convertible debt and private placements and 985,500 shares for the exercise of stock options of which approximately 688,000 shares are for options granted under the Company's 1988 Plans and 200,000 shares under the Directors' Plan. Each of the shares reserved for future issuance includes one Right as referenced above. As of May 31, 1995, no Preferred Stock is outstanding or reserved for issuance.

NOTE 15 --  COMMITMENTS AND CONTINGENCIES

     On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgement with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million. RehabCare filed a motion for new trial or in the alternative, for judgement as a matter of law, which the court denied its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals.

     In connection with the proposed sale and lease-back of hospitals to CMP Properties, Inc., a real estate investment trust, the Company advanced $1.1 million to its financial advisor in fiscal 1992. The financial advisor was affiliated with several members of the Company's Board of Directors at that time. The advances, which were to be repaid if the transaction was not completed, were to be secured by a pledge of common stock in an unrelated company. The pledged shares of common stock were in the possession of the Company's primary legal counsel at that time, as collateral for the advances. After the transaction was terminated, the financial advisor refused to repay the advances and the Company's legal counsel refused to turn over the collateral to the Company. The Company has filed an action in the United States District Court for the District of Oregon (Civil Case No. 94-384 FR) against its former financial advisor and former legal counsel to recover the advances. The former financial advisor has counterclaimed against the Company for $1,688,000 for breach of contract and unjust enrichment. The Company's former law firm has filed a counterclaim for $193,000 for unpaid legal fees. Management believes that the counterclaims are without merit and intends to vigorously defend against them and to pursue the Company's claims.

     On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). An amended petition was filed November 15, 1994. In the lawsuit, RehabCare alleges that it has incurred attorneys fees in connection with the settlement of certain tax issues with the IRS and has paid the IRS a settlement amount with respect to the years 1987 and 1988. RehabCare seeks the recovery from the Company of $588,000, plus interest, which RehabCare alleges is the amount it incurred for payments to the IRS in settlement

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


and attorneys fees it incurred in dealing with the IRS. The Company has filed its answer and affirmative defenses contesting the right of RehabCare to obtain the relief it seeks. Discovery is ongoing. Until such discovery is complete, it is not possible to predict the likely outcome of the lawsuit. The Company intends to continue to vigorously defend this matter.

     In December 1994, the Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on the payroll tax audit for the calendar years 1983 through 1991 pursuant to which the Company agreed to pay the IRS $5.0 million with the Company having no obligation to pay any penalties or accrued interest. The IRS agent conducting the audit asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. The settlement was reviewed and accepted on behalf of the IRS by its district counsel. Payment terms have been accepted at 50% within 90 days of finalization with the remainder financed over the next five years. In March 1995, the Company paid $350,000 to the IRS against the initial payment due. In return, the IRS granted the Company an additional 120 days to pay the remaining balance of $2,150,000. In July 1995, the Company paid the remaining balance of the initial payment, and continues to make the monthly installment payment pursuant to the terms of the settlement. The unpaid balance bears interest at 9% per annum due and payable after the $5.0 million is paid.

     The Federal income tax returns of the Company for its fiscal years ended 1984 and 1987 through 1991 were examined by the IRS resulting in a disallowance of approximately $229,000 in deductions which were offset against the Company's net operating losses available for carryover. The examination also included the review of the Company's claim for refund of approximately $205,000 relating to an amended return for the fiscal year ended May 31, 1992. During completion of the audit, the IRS noted that the Company had received excess refunds representing its alternative minimum tax ("AMT") liability of approximately $666,000 in 1990 and 1991 from the carry back of net operating losses to the fiscal years ended May 31, 1988 and 1989, respectively. On March 29, 1994, the Company agreed to the assessment of $666,000 plus interest and received the final bill of $821,000 during the fourth quarter of fiscal 1994. The Company paid the assessment including interest during the third quarter of fiscal year 1995. The Company will no longer report on this issue.

     An involuntary bankruptcy petition was dismissed on March 6, 1995 pursuant to an agreement dated March 3, 1995 between the Company and a representative of the petitioners. Under such agreement the Company has agreed, subject to the conditions therein, to offer to exchange for its outstanding 7 1/2% Convertible Subordinated Debentures with a combination of cash and shares. See Note 10-- "Long-Term Debt and Short-Term Borrowings" for a discussion of the Company's default in the payment of interest on its 7 1/2 % Convertible Subordinated Debentures and the consequent acceleration of the full principal amount thereof. The foregoing is intended to disclose an event, and does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.

     In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to common stock and three year average net income among others. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates success in "global restructuring" (see Note 2-- "Operating Losses and Liquidity") will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter of fiscal 1995 and during the first quarter of fiscal 1996, to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders pursuant to the exception to the NYSE policy for financially distressed companies.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993


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

NOTE 16-- EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

     On June 29, 1995, the Company entered into an amended common stock purchase agreement with Lindner Growth Fund ("Lindner"). The agreement, among other things, amends the original common stock purchase between the Company and Lindner Fund, Inc. dated February 1, 1995 for the purchase of 100,000 shares of common stock at $6.00 per share. The amended agreement allows for an additional 15,000 shares as an adjustment in the February 1, 1995 purchase for delay in registration of shares and without additional payment. In addition, the amended agreement provides that Lindner agreed to acquire an additional 135,000 shares of common stock for $6.00 per share. The Company received the proceeds for such purchase on July 14, 1995.

     On July 31, 1995, the Company entered into an agreement with an accredited investor to acquire, through private placement, 4,100 respectively, of common stock of the Company for $6.00 per share. The Company received the proceeds on August 15, 1995.

     On August 15, 1995, the Company entered into agreements with two accredited investors to acquire, through private placement, 10,833 and 5,000 shares, respectively, of common stock of the Company for $6.00 per shares. The Company received the proceeds on August 17, 1995.

     On July 20, 1995, the Company filed its consolidated Federal tax return for fiscal 1995 with the IRS. On August 11, 1995, the Company filed Form 1139 for such tax return which laid claim to tax deductions on account of specified liability losses as defined in Section 172(f) would result in a refund to the Company in the amount of approximately $9.4 million. In addition, on August 30, 1995, the Company filed amended Federal tax returns for several years resulting in refund claims of approximately $13.2 million (see Note 12-- "Income Taxes").

     On August 18, 1995, the Company settled its claim filed against its fidelity bond carrier in the amount of $425,000. The Company received the proceeds on September 6, 1995.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

        Previously reported on Form 8-K dated May 22, 1995, Form 8-K/A dated May 22, 1995 and Form 8-K dated July 5, 1995 incorporated herein by reference.

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND EXECUTIVE
                 COMPENSATION.

        The Company expects to file its definitive proxy statement for the 1995 annual meeting of shareholders no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference. Executive Officers of Comprehensive Care Corporation and principal subsidiaries are listed on page 14 of this Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information required is set forth under the caption "Principal Stockholders" in the proxy statement for the 1995 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information required is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the proxy statement for the 1995 annual meeting of shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  1. FINANCIAL STATEMENTS
            Included in Part II of this report:
              Report of Independent Auditors
              Report of Independent Accountants
              Consolidated Balance Sheets, May 31, 1995 and 1994
              Consolidated Statements of Operations, Years Ended May 31, 1995,
                1994 and 1993
              Consolidated Statements of Stockholders' Equity, Years Ended May
                31, 1995, 1994 and 1993
              Consolidated Statements of Cash Flows, Years Ended May 31, 1995,
                1994 and 1993
              Notes to Consolidated Financial Statements

         2. FINANCIAL STATEMENT SCHEDULES

             None.

    Other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         3. EXHIBITS

         EXHIBIT
         NUMBER                  DESCRIPTION AND REFERENCE
         ------                  -------------------------
         3.1       Restated Certificate of Incorporation as amended (12).

         3.2       Restated Bylaws as amended November 14, 1994 (12).

         4.1 Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible Subordinated
                   Debentures (1).

         4.3       Rights Agreement dated as of April 19, 1988 between the
                   Company and Security Pacific National Bank (2).

         4.4       Rights Agreement between the Registrant and Continental Stock
                   Transfer & Trust Company dated April 19, 1988 restated and amended October 21, 1994 (11).

         10.1      Standard form of CareUnit Contract (3).

         10.2      Standard form of CarePsychCenter Contract (3).

         10.4 Financial Security Plan for executive management and medical directors (4).*

         10.5      Form of Stock Option Agreement (3).*

         10.6      Form of Indemnity Agreement as amended March 24, 1994 (9).*

         10.28 The Company's Employee Savings Plan as amended and restated as of June 30, 1993 (5).*

         10.31     Agreement between the Company and Livingston & Company dated
                   April 1, 1991 (5).

         10.32     Shareholder Agreement dated as of May 8, 1991 between the
                   Company and RehabCare Corporation (6).

         10.33     Tax Sharing Agreement dated as of May 8, 1991 between the
                   Company and RehabCare Corporation (6).

         10.35     Agreement between Company and Livingston & Co. dated December
                   21, 1991 (7).

         10.36     Option Agreement with Richard W. Wolfe dated July 1, 1992
                   (7).

         10.37     Redemption Agreement dated September 1, 1992 between
                   RehabCare and the Company (7).

         10.40     1988 Incentive Stock Option and 1988 Nonstatutory Stock
                   Option Plans, as amended (11).*

         10.46     Employment Agreement dated December 30, 1992 between the
                   Company and Walter E. Afield, M.D. (8).

                                       63


         10.47 Non-qualified Option Agreement dated December 30, 1992 between the Company and Walter E. Afield, M.D. (8).

         10.48 Non-qualified Stock Option Agreement dated February 2, 1993, between the Company and Fred C. Follmer (9).*

         10.49 Non-qualified Stock Option Agreement dated August 25, 1994 between the Company and Chriss W. Street (10).*

         10.50 Non-qualified Stock Option Agreement dated August 25, 1994 between the Company and Ronald G. Hersch (10).

         10.54     1995 Directors Stock Option Plan (11).*

         10.55 Non-qualified Stock Option Agreement dated October 11, 1994 between the Company and Richard L. Powers (11).

         10.56     Employment Agreement dated January 1, 1995 between the
                   Company and Chriss W. Street (11).*

         10.57     Secured Convertible Note Purchase Agreement dated January 5,
                   1995 between the Company and Lindner Bulwark Fund, an accredited investor (11).

         10.58     Stock Purchase Agreement dated February 1, 1995 between the
                   Company and Lindner Funds, Inc., an accredited investor (12).

         10.59 Directors and Officers Trust dated February 27, 1995 between the Company and Mark Twain Bank (12).*

         10.60 Letter Agreement between the Company and Jay H. Lustig, a representative of the holders of the 7 1/2% Convertible
                   Subordinated Debentures (12).

         10.61 Common Stock Purchase Agreement dated April 15, 1995 between the Company and James R. Moriarty, an accredited investor
                   (13).

         10.62 Amended Common Stock Purchase Agreement dated June 29, 1995 between the Company and Lindner Growth Fund, an accredited investor (14).

         10.63 Common Stock Purchase Agreement dated July 31, 1995, between the Company and W.V.C. Limited, an accredited investor (14).

         10.64 Common Stock Purchase Agreement dated August 15, 1995 between the Company and Helen Jean Quinn, an accredited investor
                   (14).

         10.65 Common Stock Purchase Agreement dated August 15,1995 between the Company and BLC Investments, an accredited investor (14).

         10.66     Preferred Stock Purchase Agreement dated May 23, 1995 between
                   Physician Corporation of America and Comprehensive Behavioral
                   Care, Inc. (filed herewith).

         10.67     First Right of Refusal Agreement dated May 23, 1995 between
                   Physician Corporation of America and Comprehensive Behavioral
                   Care, Inc. (filed herewith).

         11        Computation of Loss Per Share (filed herewith).

         21        List of the Company's subsidiaries (filed herewith).

         23.1      Consent of Ernst & Young LLP (filed herewith)

         23.2      Consent of Arthur Andersen LLP (filed herewith).

         27        Financial Data Schedules (filed herewith).

          ------------------------------------

*Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1)      Filed as an exhibit to the Company's Form S-3 Registration Statement
         No. 2-97160.

(2)      Filed as an exhibit to the Company's Form 8-K dated May 4, 1988.

(3) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1988.

(4) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1990.

(5) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1991.

(6)      Filed as an exhibit to RehabCare Corporation's Form S-1 Registration
         Statement No. 33-40467.

(7) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1992.

(8) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1993.

(9) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1994.

(10)     Filed as an exhibit to the Company's Form 10-Q for the quarter ended
         August 31, 1994.

(11)     Filed as an exhibit to the Company's Form 10-Q for the quarter ended
         November 30, 1994.

(12)     Filed as an exhibit to the Company's Form 10-Q for the quarter ended
         February 28, 1995.

(13)     Filed as an exhibit to the Company's Form 8-K dated April 19, 1995.

(14)     Filed as an exhibit to the Company's Form 8-K dated July 17, 1995.

     (b) REPORTS ON FORM 8-K

     1) The Company filed a current report on Form 8-K, dated April 19, 1995, to announce, under Item 4, that an accredited investor had acquired, through private placement, 150,000 shares of restricted Common Stock of the Company for $6.50 per share.

     2) The Company filed a current report on Form 8-K, dated May 22, 1995, to report, under Item 4, Arthur Andersen LLP, ("AA"), the Company's independent accountants, advised the Company that the Company did not meet Arthur Andersen's client profile so as to enable AA to proceed with the Company's audit for the fiscal year ending May 31, 1995.

     3) The Company filed a current report on Form 8-K/A, dated May 22, 1995, to amend the Company's Form 8-K dated May 25, 1995, for the purpose of appending as an exhibit, under Item 4, the response of Arthur Andersen LLP ("AA") to the statements made by the Company in said Form 8-K.

                                   SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, September, 1995.

                         COMPREHENSIVE CARE CORPORATION

                         By   /s/    CHRISS W. STREET
                              ----------------------------
                                     Chriss W. Street
                                    Chairman, President
                               and Chief Executive Officer

                         By   /s/    DREW Q. MILLER
                              ----------------------------
                                     Drew Q. Miller
                              (Principal Financial Officer)

                         By   /s/    KERRI RUPPERT
                              ----------------------------
                                     Kerri Ruppert
                             (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.

SIGNATURE                                             TITLE                                               DATE
---------                                             -----                                               ----
                                                      Chairman, President and
                                                      Chief Executive Officer
   /s/     CHRISS W. STREET                           (Principal Executive Officer)                 September 12, 1995
-----------------------------------
Chriss W. Street

                                                      Vice President, Chief Financial Officer
                                                       and Chief Operating Officer
   /s/     DREW Q. MILLER                             (Principal Financial Officer)                 September 12, 1995
-----------------------------------
Drew Q. Miller

                                                      Vice President, Secretary/Treasurer and
                                                      Chief Accounting Officer
   /s/     KERRI RUPPERT                              (Principal Accounting Officer)                September 12, 1995
-----------------------------------
Kerri Ruppert



   /s/     J. MARVIN FEIGENBAUM                       Vice Chairman                                 September 12, 1995
-----------------------------------
J. Marvin Feigenbaum



   /s/     WILLIAM H. BOUCHER                         Director                                      September 12, 1995
-----------------------------------
William H. Boucher

   /s/     RUDY R. MILLER                             Director                                      September 12, 1995
-----------------------------------
Rudy R. Miller



   /s/      W. JAMES NICOL                            Director                                      September 12, 1995
-----------------------------------
W. James Nicol

                         COMPREHENSIVE CARE CORPORATION

                                  EXHIBIT INDEX

                         FISCAL YEAR ENDED MAY 31, 1994

                                                                                  SEQUENTIALLY
EXHIBIT                                                                               NUMBERED
NUMBER            DESCRIPTION                                                             PAGE
------            -----------                                                             ----
10.66             Preferred Stock Purchase Agreement dated May 23, 1995 between            69
                  Physician Corporation of America and Comprehensive
                  Behavioral Care, Inc. (filed herewith).

10.67             First Right of Refusal Agreement dated May 23, 1995 between             103
                  Physician Corporation of America and Comprehensive
                  Behavioral Care, Inc. (filed herewith).

11                Computation of Loss Per Share (filed herewith).                         112

21                List of the Company's subsidiaries (filed herewith).                    113

23.1              Consent of Ernst & Young LLP (filed herewith)                           114

23.2              Consent of Arthur Andersen LLP (filed herewith).                        115

27                Financial Data Schedules (filed herewith).                              116