Form 10-K405/A
period 1995-05-31
COMPREHENSIVE CARE CORP
filed 1995-09-14
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K 405/A
                                    Amendment No. 1


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


    At August 31, 1995, the Registrant had 2,637,003 shares of Common Stock outstanding.


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

ITEM 3.   LEGAL PROCEEDINGS.

        On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgement with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million, and filed a motion for new trial or in the alternative, for judgement as a matter of law, which the court denied its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. Although the Company feels that RehabCare will not prevail in its appeal, the Company has not recognized any gain with relation to the judgement.

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


   In March 1995, the Company was awarded a legal judgement in the amount of $2.7 million against its former subsidiary, RehabCare Corporation (see Note 15-- "Commitments and Contingencies"). RehabCare has posted a bond in the amount of $3.0 million and filed a notice of appeal on September 1, 1995. Although the Company feels that RehabCare will not prevail with the appeal, the Company has not recognized any gain with relation to this judgement. The Company is unable to predict whether any proceeds from this judgement would be forthcoming during fiscal year 1996.


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


   The Company's current assets decreased by $7.1 million or 47% during fiscal 1995 to $8.0 million from $15.1 million in fiscal 1994. This decrease is primarily due to the sale during fiscal 1995 of two freestanding facilities and another property, and the write-off of an additional property, which was classified as current assets held for sale as of May 31, 1994 for approximately $5.4 million and the use of cash proceeds to fund operating losses. During fiscal 1995, the Company's freestanding facility in Fort Worth, Texas was closed due to poor performance. This facility has been classified with non-current assets held for sale at May 31, 1995. Other non-current assets held for sale includes two additional properties which are expected to be sold in the next fiscal year, however, contracts for sale have not been fully negotiated. In addition, the Company's lease ended at its Grand Rapids, Michigan facility. These operations were moved to another location in April 1995 (see Note 3-- "Acquisitions and Dispositions").

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


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

St. Louis, Missouri
August 22, 1994

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                       MAY 31,
                                                                              ------------------------
                                                                                1995            1994
                                                                                ----            ----
                                          A S S E T S                          (DOLLARS IN THOUSANDS)
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         $ 1,542          $ 1,781
    Accounts and notes receivable, less allowance for
       doubtful accounts of $1,096 and $1,574 . . . . . . . . . . . .           3,329            5,848
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . .           2,750              ---
    Property and equipment held for sale  . . . . . . . . . . . . . .             ---            6,939
    Other current assets  . . . . . . . . . . . . . . . . . . . . . .             391              508
                                                                              -------          -------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .           8,012           15,076
                                                                              -------          -------
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . .          25,181           29,326
Less accumulated depreciation and amortization  . . . . . . . . . . .         (13,074)         (13,338)
                                                                              -------          -------
Net property and equipment  . . . . . . . . . . . . . . . . . . . . .          12,107           15,988
                                                                              -------          -------
Property and equipment held for sale  . . . . . . . . . . . . . . . .           3,746              ---
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,136            2,162
                                                                              =======          =======
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $26,001          $33,226
                                                                              =======          =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities  . . . . . . . . . . . .         $10,235         $ 13,776
    Long-term debt in default (see Note 10) . . . . . . . . . . . . .           9,538              ---
    Current maturities of long-term debt  . . . . . . . . . . . . . .           3,285              154
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . .             296              734
                                                                              -------          -------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . .          23,354           14,664
                                                                              -------          -------

Long-term debt, excluding current maturities  . . . . . . . . . . . .           5,077           10,477
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           1,503            2,986
Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . .           1,000              ---
Commitments and contingencies (see Note 2, 10 and 15)
Stockholders' equity:
    Preferred stock, $50.00 par value; authorized 60,000 shares . . .             ---              ---
    Common stock, $.01 par value; authorized 12,500,000 shares;
       issued and outstanding 2,464,516 and 2,198,692 shares  . . . .              25               22
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . .          41,558           40,060
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .         (46,516)         (34,983)
                                                                              -------          -------
Total stockholders' equity (deficit)  . . . . . . . . . . . . . . . .         ( 4,933)           5,099
                                                                              -------          -------
Total liabilities and stockholders' equity  . . . . . . . . . . . . .         $26,001          $33,226
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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      ADDITIONAL                                      TOTAL
                                     COMMON STOCK      PAID-IN   ACCUMULATED   TREASURY   STOCK   STOCKHOLDER'S
                                  SHARES     AMOUNT    CAPITAL     DEFICIT      SHARES    AMOUNT     EQUITY
                                  ------     ------    -------     -------      ------    ------     ------
                                                           (AMOUNTS IN THOUSANDS)
Balance, May 31, 1992 . . . . .    2,191     $    22   $39,950   $(15,531)      ---       $   ---    $24,441
    Net loss  . . . . . . . . .      ---         ---       ---    (11,600)      ---           ---    (11,600)
    Exercise of stock options .        4         ---        50        ---       ---           ---         50
    Issuance of shares for the
       purchase of Mental
       Health Programs, Inc . .        4         ---        60        ---       ---           ---         60
                                   -----     -------   -------   --------       ---       -------    -------
Balance, May 31, 1993 . . . . .    2,199     $    22   $40,060   $(27,131)      ---       $   ---    $12,951
    Net loss  . . . . . . . . .      ---         ---       ---     (7,852)      ---           ---     (7,852)
                                   -----     -------   -------   --------       ---       -------    -------
Balance, May 31, 1994 . . . . .    2,199     $    22   $40,060   $(34,983)      ---       $   ---    $ 5,099
    Net loss  . . . . . . . . .      ---         ---       ---    (11,533)      ---           ---    (11,533)
    Issuance of shares for the
       purchase of Mental
       Health Programs, Inc . .       16         ---       ---        ---       ---           ---        ---
    Odd lot shares purchase . .                             (2)                                           (2)
    Shares issued for
       private placements . . .      250           3     1,500        ---       ---           ---      1,503
                                   -----     -------   -------   --------       ---       -------    -------
Balance, May 31, 1995 . . . . .    2,465     $    25   $41,558   $(46,516)      ---       $   ---    $(4,933)
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

Cash and Cash Equivalents


        Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flows and aggregate $318,000 and $1,294,000 at May 31, 1995 and 1994, respectively.


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

NOTE 4--  ACCOUNTS AND NOTES RECEIVABLE

        Current notes receivable was $2,750,000 at May 31, 1995 which represented financing on the sale of Starting Point Oak. The note was collected in July 1995. There were no current notes receivable as of May 31, 1994. The following table summarizes changes in the Company's allowance for doubtful accounts for the years ended May 31, 1995, 1994 and 1993:


                                      BALANCE AT                                    WRITE-OFF     BALANCE AT
                                      BEGINNING        ADDITIONS CHARGED TO             OF          END OF
                                                     ------------------------
                                       OF YEAR       EXPENSE       RECOVERIES        ACCOUNTS        YEAR
                                      ----------     -------       ----------       ---------     ----------
                                                      (Dollars in thousands)
Year ended May 31, 1995 . . . . .       $1,574       $  2,808        $(1,385)       $(1,901)        $1,096
Year ended May 31, 1994 . . . . .        2,489          3,841         (2,283)        (2,473)         1,574
Year ended May 31, 1993 . . . . .        4,137          9,379         (3,192)        (7,835)         2,489




        During fiscal 1993, the freestanding facilities fully implemented the current write-off and reserve policy whereby all accounts past a certain aging category or otherwise deemed by management to be uncollectible are written-off and recorded as bad debt expense. Any recoveries are reflected on the Company's statement of operations as a reduction to the provision for doubtful accounts in the period in which it is received. The Company's reserve for bad debt represented 25%, 21% and 24% of total receivables, for fiscal years ended May 31, 1995, 1994 and 1993, respectively.


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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MAY 31, 1995, 1994 AND 1993

        A summary of the transactions affecting the carrying value of property and equipment held for sale is as follows:


                                                                                   YEAR ENDED MAY 31,
                                                                           1995          1994          1993
                                                                                 (DOLLARS IN THOUSANDS)
Beginning balance . . . . . . . . . . . . . . . . . . . . . . . .         $ 6,939     $ 15,352       $ 35,568

Designation of facilities as property and equipment held for sale           2,347          ---         10,977
Carrying costs incurred during phase-out period . . . . . . . . .             420        1,241          1,330
Carrying value of assets sold . . . . . . . . . . . . . . . . . .          (5,619)      (7,981)           ---
Contingencies on properties sold  . . . . . . . . . . . . . . . .             ---         (848)           ---
Loss on sale/write-down of facilities . . . . . . . . . . . . . .            (341)        (825)        (3,670)
Redesignation of facilities as continuing operations  . . . . . .             ---          ---        (28,853)
                                                                          -------     --------       --------

Ending balance  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,746     $  6,939       $ 15,352
                                                                          =======     ========       ========



Contingencies for properties sold represent unresolved liabilities at the time of sale. Proceeds from the sale of property and equipment held for sale were $3.1 million (net of the $2.7 million note receivable) and $9.8 million for fiscal 1995 and 1994, respectively. There were no sales proceeds in fiscal 1993. The loss on sale/write-down of property and equipment held for sale is reflected on the Company's statement of operations and consists of the following:



                                                                                   YEAR ENDED MAY 31,
                                                                           -----------------------------------
                                                                            1995          1994          1993
                                                                            ----          ----          ----
                                                                                 (DOLLARS IN THOUSANDS)
    Gain on properties sold . . . . . . . . . . . . . . . . . . .          $  836      $ 1,825       $    ---
    Loss/write-down of property and equipment . . . . . . . . . .            (495)      (1,000)           ---
    Adjustment to estimated property values . . . . . . . . . . .            (341)        (825)        (3,670)
                                                                           ------      -------       --------
                                                                           $  ---      $   ---       $ (3,670)
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
                                                                              =======         =======



        Included in property and equipment are write-downs to net realizable value of $4.2 million and $4.6 million as of May 31, 1995 and 1994, respectively. The loss on sale/write-down of property and equipment for the years ended May 31, 1995, 1994 and 1993 were $259,000, $0, and $712,000, respectively, and are reflected on the Company's statement of operations.


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

Summary of Unconsolidated Affiliates


        The Company reported its interest in these affiliates on the equity method. Due to the termination of operations and/or dissolution of the above joint ventures, the condensed consolidated assets and liabilities of these affiliates are zero at May 31, 1995 and 1994. The condensed combined operating results of affiliates are as follows:


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
                                                                      =======                        ======

      Options under the 1988 ISO Plan to purchase 62,115 shares and 12,601 shares were exercisable as of May 31, 1995 and 1994, respectively.

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

NOTE 15 --  COMMITMENTS AND CONTINGENCIES


     On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgement with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgement as a matter of law, which the court denied its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. Although the Company feels that RehabCare will not prevail in its appeal, the Company has not recognized any gain with relation to the judgement.


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