Form 10-K405/A
period 1995-05-31
COMPREHENSIVE CARE CORP
filed 1995-09-20
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K 405/A

                                    Amendment No. 2

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


/s/ Ernst & Young LLP


Orange County, California
September 7, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Comprehensive Care Corporation:



    We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation (a Delaware corporation) and subsidiaries as of May 31, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the period ended May 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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

                                   SIGNATURES


        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, September 20, 1995.


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


SIGNATURE                                             TITLE                                               DATE
---------                                             -----                                               ----
                                                      Chairman, President and
                                                      Chief Executive Officer
   /s/     CHRISS W. STREET                           (Principal Executive Officer)                 September 20, 1995
-----------------------------------
Chriss W. Street

                                                      Vice President, Chief Financial Officer
                                                       and Chief Operating Officer
   /s/     DREW Q. MILLER                             (Principal Financial Officer)                 September 20, 1995
-----------------------------------
Drew Q. Miller

                                                      Vice President, Secretary/Treasurer and
                                                      Chief Accounting Officer
   /s/     KERRI RUPPERT                              (Principal Accounting Officer)                September 20, 1995
-----------------------------------
Kerri Ruppert



   /s/     J. MARVIN FEIGENBAUM                       Vice Chairman                                 September 20, 1995
-----------------------------------
J. Marvin Feigenbaum



   /s/     WILLIAM H. BOUCHER                         Director                                      September 20, 1995
-----------------------------------
William H. Boucher

   /s/     RUDY R. MILLER                             Director                                      September 20, 1995
-----------------------------------
Rudy R. Miller



   /s/      W. JAMES NICOL                            Director                                      September 20, 1995
-----------------------------------
W. James Nicol