Form 10-Q
period 1995-08-31
COMPREHENSIVE CARE CORP
filed 1995-10-13
CIK 22872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

/ X / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended August 31, 1995

/  /   Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from _____________ to ______________

       Commission File Number 0-5751

                         COMPREHENSIVE CARE CORPORATION
             (Exact name of registrant as specified in its charter)





           Delaware                                   95-2594724
-----------------------------                 -----------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organi-
 zation)



       4350 Von Karman Avenue, Suite 280, Newport Beach, California 92660
       ------------------------------------------------------------------
             (Address of principal executive offices and Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:



             Classes                            Outstanding at October 11, 1995
   -----------------------------                -------------------------------

Common Stock, par value $.01 per share                     2,656,932


The number of shares outstanding includes an aggregate of 442,433 shares previously sold by the Registrant and which the Registrant is obligated to issue. Issuance of which is pending the completion of administerial acts.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                -----------------------------------------------

                                     Index
                                     -----

Part  I - Financial Information

    Item 1.  -  Condensed Consolidated Financial Statements

        Condensed consolidated balance sheets,
            August 31, 1995 and May 31, 1995  . . . . . . . . . . . . . . . . . . . . . . .          3

        Condensed consolidated statements of operations for
            the three months ended August 31, 1995 and 1994 . . . . . . . . . . . . . . . .          4

        Condensed consolidated statements of cash flows for
            the three months ended August 31, 1995 and 1994 . . . . . . . . . . . . . . . .          5

        Notes to condensed consolidated financial statements  . . . . . . . . . . . . . . .          6



    Item 2. -  Management's discussion and analysis of financial condition and
                  results of operations . . . . . . . . . . . . . . . . . . . . . . . . . .         11


Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16

    Item 1. -  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16

    Item 3. -  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . .         17

    Item 6. -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .         18

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19

PART I.  -  FINANCIAL INFORMATION

ITEM 1. -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                (Dollars in thousands, except per share amounts)


                                                                                  AUGUST 31,        MAY 31,
                                                                                     1995            1995
                                                                                 ------------     ----------
                                                                                 (Unaudited)        (Note)

ASSETS

Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .      $     799        $   1,542
     Accounts and notes receivable, less allowance for
          doubtful accounts of $1,081 and $1,096  . . . . . . . . . . . . .          3,889            3,329
     Note receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .            ---            2,750
     Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .            643              391
                                                                                 ---------        ---------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,331            8,012
                                                                                 ---------        ---------
Property and equipment, at cost . . . . . . . . . . . . . . . . . . . . . .         25,378           25,181
Less accumulated depreciation and amortization  . . . . . . . . . . . . . .        (13,407)         (13,074)
                                                                                 ---------        ---------
Net property and equipment  . . . . . . . . . . . . . . . . . . . . . . . .         11,971           12,107
                                                                                 ---------        ---------
Property and equipment held for sale  . . . . . . . . . . . . . . . . . . .          3,857            3,746
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,956            2,136
                                                                                 ---------        ---------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  23,115        $  26,001
                                                                                 =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities . . . . . . . . . . . . . . .      $  10,176        $  10,235
     Long-term debt in default (see Note 2) . . . . . . . . . . . . . . . .          9,538            9,538
     Current maturities of long-term debt . . . . . . . . . . . . . . . . .          1,290            3,285
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .            325              296
                                                                                 ---------        ---------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         21,329           23,354
                                                                                 ---------        ---------

Long-term debt, excluding current maturities  . . . . . . . . . . . . . . .          4,636            5,077
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,460            1,503
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
Commitments and contingencies (see Notes 2 and 5)
Stockholders' equity:
     Preferred stock, $50.00 par value; authorized 60,000 shares  . . . . .            ---              ---
     Common stock, $.01 par value; authorized 12,500,000 shares,
          issued 2,656,936 and 2,464,516 shares . . . . . . . . . . . . . .             26               25
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .         42,487           41,558
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .        (47,823)         (46,516)
                                                                                    ------           ------
          Total stockholders' equity  . . . . . . . . . . . . . . . . . . .         (5,310)          (4,933)
                                                                                 ---------        ---------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . .      $  23,115        $  26,001
                                                                                 =========        =========

Note: The balance sheet at May 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)
                                    ---------
                (Dollars in thousands, except per share amounts)


                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                                  AUGUST 31,      AUGUST 31,
                                                                                      1995            1994
                                                                                 ------------     -----------
Revenues and gains:
     Operating revenues . . . . . . . . . . . . . . . . . . . . . . . . . .      $   8,776        $   8,057
     Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . .             10                6
                                                                                 ---------        ---------
                                                                                     8,786            8,063
                                                                                 ---------        ---------
Costs and expenses:
     Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          7,715            7,989
     General and administrative expenses  . . . . . . . . . . . . . . . . .          1,270            1,067
     Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . .            280              750
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .            348              461
     Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .            454              251
                                                                                 ---------        ---------
                                                                                    10,067           10,518
                                                                                 ---------        ---------

Loss before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .         (1,281)          (2,455)

Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . .             26               45
                                                                                 ---------        ---------

Net loss    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (1,307)       $  (2,500)
                                                                                 =========        =========

Loss per share:

     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (0.50)       $   (1.14)
                                                                                 =========        =========


                            See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)
                                    ---------
                             (Dollars in thousands)

                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                                     AUGUST 31,      AUGUST 31,
                                                                                       1995             1994
                                                                                   ------------      ----------
Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  (1,307)         $  (2,500)
     Adjustments to reconcile net loss to net
             cash used in operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . .              348                461
          Provision for doubtful accounts . . . . . . . . . . . . . . . . .              280                750
          Loss on sale/write-down of assets . . . . . . . . . . . . . . . .              ---                 (4)
          Carrying costs incurred on property and equipment held for sale .              (84)              (135)
          Decrease in accounts and notes receivable . . . . . . . . . . . .            1,910                177
          Decrease in other current assets and other assets . . . . . . . .             (123)               123
          Decrease in accounts payable and accrued liabilities  . . . . . .              (58)              (228)
          Increase in income taxes payable  . . . . . . . . . . . . . . . .               29                 34
          Decrease in other liabilities . . . . . . . . . . . . . . . . . .              (43)              (100)
                                                                                   ---------          ---------


     Net cash provided by (used in) operating activities  . . . . . . . . .              952             (1,422)
                                                                                                      ---------

Cash flows from investing activities:
     Net proceeds (loss) from sale of property and equipment (operating and
      held for sale)  . . . . . . . . . . . . . . . . . . . . . . . . . . .              (46)                 5
     Additions to property and equipment  . . . . . . . . . . . . . . . . .             (143)               (37)
                                                                                   ---------          ---------
      Net cash (used in) investing activities  . . . . . . . . . . . . . .              (189)               (32)
                                                                                   ---------          ---------

Cash flows from financing activities:
     Repayment of debt  . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,436)               (52)
     Proceeds from the issuance of common stock . . . . . . . . . . . . . .              930                ---
                                                                                   ---------          ---------
       Net cash (used in) financing activities: . . . . . . . . . . . . . .           (1,506)               (52)
                                                                                   ---------          ---------

Net increase(decrease) in cash and cash equivalents . . . . . . . . . . . .             (743)            (1,506)

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .            1,542              1,781
                                                                                   ---------          ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .        $     799          $     275
                                                                                   =========          =========


                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AUGUST 31, 1995
                                  (unaudited)

     NOTE 1  -  BASIS OF PRESENTATION
     --------------------------------
        The condensed consolidated balance sheet as of August 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three months ended August 31, 1995 and 1994 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended August 31, 1995, are not necessarily indicative of the results to be expected during the balance of the fiscal year.

        The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended May 31, 1995, on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

        The Company's financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred significant losses from operations in fiscal 1995 and continues to report losses for the first quarter of fiscal 1996. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems and the consolidated financial statements do not include any adjustments that might result from an unfavorable outcome of this uncertainty (see Note 2--"Operating Losses and Liquidity").

        Primary and fully diluted loss per common and common equivalent shares have been computed by dividing net loss by the weighted average number of common shares outstanding during the period. During fiscal 1995, 1994, and the first quarter of fiscal 1996, the effect of outstanding stock options and the assumed conversion of the Convertible Subordinated Debentures had an antidilutive impact on loss per share and, accordingly, were excluded from per share computations.

        The weighted average number of shares outstanding used to compute loss per share were 2,599,000 and 2,199,000 for the three months ended August 31, 1995 and 1994. All share and per share amounts contained in the Condensed Consolidated Financial Statements retroactively reflect the effect of the reverse stock split for all periods presented, which effect is to reduce the number of shares set forth by a factor of ten, with each stockholder's proportionate ownership interest remaining constant, except for payment in lieu of fractional shares.

     NOTE 2  -  OPERATING LOSSES AND LIQUIDITY
-----------------------------------------

        The Company reported a net loss of $1.3 million for the quarter ended August 31, 1995 versus a net loss of $2.5 million for the quarter ended August 31, 1994. As a result, the Company has an accumulated deficit of $47.8 million and a total stockholders' deficiency of $5.3 million as of August 31, 1995. Additionally, the Company's current assets at August 31, 1995 amounted to approximately $5.3 million and current liabilities were approximately $21.3 million, resulting in a working capital deficiency of approximately $16.0 million and a current ratio of 1:4.0.

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AUGUST 31, 1995
                                  (unaudited)


Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.)

        These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

        In fiscal 1993 the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non- performing and under-utilized assets. Many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold and management has begun to implement plans for expanding the Company's contract management and managed care operations.

        In previous years, the Company was obligated to support and fund certain poor performing freestanding facilities that now have been closed, including two such facilities closed in fiscal 1995 (see Note 3-- "Property and Equipment Held for Sale"). As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1995 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1995, known contract and cyclical changes, and also giving consideration to cash on hand at August 31, 1995 of $799,000, management expects the Company to be able to meet its cash obligations required by operations during fiscal 1996, excluding the Company's obligations under the Debentures. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity, and through the first quarter of fiscal 1996 the Company continues to incur losses. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations, excluding the Company's obligations under the Debentures, in fiscal 1996.

        To provide funds for the Debenture exchange and/or additional operating needs, the Company anticipates utilizing one or more of the following potential sources of cash:

        - The Company has filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. In the event the Company receives the full refund claim for fiscal 1995, the net amount of cash available for working capital purposes would be $7.5 million. The Company has also filed amended Federal tax returns for prior years to claim refunds of an additional $13.2 million. The net amount of cash available for working capital purposes would be $10.6 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. Accordingly, no assurances can be made to the Company's entitlement to such refunds or the timing of the receipt thereof (see Note 4-- "Income Taxes").

        - Included in non-current assets are three hospital facilities designated as property and equipment held for sale with a total carrying value of $3.9 million. The Company expects to sell two of these facilities in the next fiscal year and may lease a third facility to an unrelated entity. However, the contracts have not been fully negotiated and proceeds from the sales or lease of such assets are not expected to be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1996, to fund and expand the Company's operations and implement the Company's restructuring plans.

        - In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a bond for the amount of the award and has filed an appeal of the judgment. Management is unable to predict whether any proceeds from this judgment will be received in fiscal 1996 (see Note 5-- "Commitments and Contingencies").

        - The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than December 1996 if offered by the Company.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AUGUST 31, 1995
                                  (unaudited)


        All of these potential sources of additional cash in fiscal 1996 are subject to variation due to business and economic influences outside the Company's control. There can be no assurance that during fiscal 1996 the Company will complete the transactions required to fund its working capital deficit.

        During the first quarter of fiscal 1996, the Company paid the IRS approximately $2.3 million pursuant to its settlement agreement (see Note 5-- "Commitments and Contingencies"). The Company utilized the proceeds from a note receivable on the sale of its Sacramento facility, received on July 10, 1995 for $2.75 million in order to fund this payment. The Company continues to pay the remaining balance in monthly installments of $42,000.

NOTE 3  -  PROPERTY AND EQUIPMENT HELD FOR SALE
-----------------------------------------------

        The Company recorded no additional asset write-downs during the first quarter of fiscal 1996 and fiscal 1995 in connection with the recognition of losses and revaluation of facilities closed, sold or designated for disposition. Future operating losses and carrying costs of such facilities will be charged directly to the carrying value of the respective property and equipment held for sale. Because chemical dependency treatment facilities are special purpose structures, their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment being experienced throughout the industry. The Company will continue to evaluate the performance of all of its operating facilities in their respective markets, and, if circumstances warrant, modify the number of facilities designated for disposition.

        A summary of the transactions affecting the carrying value of property and equipment held for sale for the three months ended August 31, 1995, is as follows (in thousands):

Non-current balance as of May 31, 1995  . . . . . . . . . . . .  $  3,746

Carrying costs incurred during phase-out period   . . . . . . .        84
Loss on sale/write down of facilities   . . . . . . . . . . . .        27
                                                                 --------
Balance as of August 31, 1995   . . . . . . . . . . . . . . . .  $  3,857
                                                                 ========

        The loss on sale/write down of property and equipment held for sale is reflected on the Company's statement of operations and consists of the following for the three months ended August 31, 1995:

                                                         Period Ending
                                                        August 31, 1995
                                                        ---------------
(Loss) Gain/write down of property
  & equipment . . . . . . . . . . . . . . . . .               $ 27
Adjustment to estimated property
  values. . . . . . . . . . . . . . . . . . . .                (27)
                                                              ----
                                                              $ --
                                                              ====

NOTE 4 - INCOME TAXES
---------------------

        On July 20, 1995, the Company filed its Federal tax return for fiscal 1995. On August 4, 1995, the Company filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses described in Section 172(f) requesting a refund to the Company in the amount of $9.4 million. On August 30, 1995, the Company also filed amended Federal tax returns for several prior fiscal years to carry back losses under Section 172(f). The amount of refund claimed on the amended returns are approximately $11.7 million for 1986; $0.4 million for 1985; $0.7 million for 1983 and $0.4 million for 1982. The total refunds applied for is $22.6 million, $13.2 million for amended prior years' returns and $9.4 million for fiscal year 1995. Section 172(f) is an area of the tax law without substantial legal precedent. There may be opposition by the IRS as to the Company's ability to carry back such losses. Therefore, no assurances can be made to the Company's entitlement to such a claim. Consequently, a valuation allowance has been established against this potential tax benefit.

NOTE 5  -  COMMITMENTS AND CONTINGENCIES
----------------------------------------

        On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AUGUST 31, 1995
                                  (unaudited)


million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgement with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgement as a matter of law, which the court denied in its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. Although the Company feels that RehabCare will not prevail in its appeal, the Company has not recognized any gain with relation to the judgement.

        In connection with the proposed sale and lease-back of hospitals to CMP Properties, Inc., a real estate investment trust, the Company advanced $1.1 million to its financial advisor in fiscal 1992. The financial advisor was affiliated with several members of the Company's Board of Directors at that time. The advances, which were to be repaid if the transaction was not completed, were to be secured by a pledge of common stock in an unrelated company. The pledged shares of common stock were in the possession of the Company's primary legal counsel at that time, as collateral for the advances. After the transaction was terminated, the financial advisor refused to repay the advances and the Company's legal counsel refused to turn over the collateral to the Company. The Company has filed an action in the United States District Court for the District of Oregon (Civil Case No. 94- 384 FR) against its former financial advisor and former legal counsel to recover the advances. The former financial advisor has counterclaimed against the Company for $1,688,000 for breach of contract and unjust enrichment. The Company's former law firm has filed a counterclaim for $193,000 for unpaid legal fees. Management believes that the counterclaims are without merit and intends to vigorously defend against them and to pursue the Company's claims.

        On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). An amended petition was filed November 15, 1994. In the lawsuit, RehabCare alleges that it has incurred attorneys fees in connection with the settlement of certain tax issues with the IRS and has paid the IRS a settlement amount with respect to the years 1987 and 1988. RehabCare seeks the recovery from the Company of $588,000, plus interest, which RehabCare alleges is the amount it incurred for payments to the IRS in settlement of taxes and attorneys fees it incurred in dealing with the IRS. The Company has filed its answer and affirmative defenses contesting the right of RehabCare to obtain the relief it seeks. Discovery is ongoing. Until such discovery is complete, it is not possible to predict the likely outcome of the lawsuit. The Company intends to continue to vigorously defend this matter.

        In December 1994, the Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on a payroll tax audit for the calendar years 1983 through 1991. Pursuant to this settlement the Company agreed to pay the IRS $5.0 million with the Company having no obligation to pay any penalties or accrued interest. The IRS agent conducting the audit asserted that certain physicians, psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. The settlement was reviewed and accepted on behalf of the IRS by its district counsel. Payment terms have been accepted at 50% within 90 days of finalization with the remainder financed over the next five years. In March 1995, the Company paid $350,000 to the IRS against the initial payment due. In return, the IRS granted the Company an additional 120 days to pay the remaining balance of $2,150,000. In July 1995, the Company paid the remaining balance of the initial payment, and continues to make the monthly installment payment pursuant to the terms of the settlement. The unpaid balance bears interest at 9% per annum due and payable after the $5.0 million is paid.

        An involuntary bankruptcy petition was dismissed on March 6, 1995 pursuant to an agreement dated March 3, 1995 between the Company and a representative of the petitioners. Under such agreement the Company has agreed, subject to the conditions therein, to offer to exchange for its outstanding 7 1/2% Convertible Subordinated Debentures a combination of cash and shares. See
Note 2-- "Operating Losses and Liquidity" for a discussion of the Company's default in the payment of interest on its 7 1/2 % Convertible Subordinated Debentures and the consequent acceleration of the full principal amount thereof. The foregoing is intended to disclose an event, and does not constitute an offer to

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AUGUST 31, 1995
                                  (unaudited)


the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.

        In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to common stock and three year average net income among other items. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates success in "global restructuring" (see Note 2-- "Operating Losses and Liquidity") will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter of fiscal 1995 and during the first quarter of fiscal 1996, to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders pursuant to the exception to the NYSE policy for financially distressed companies.

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

NOTE 6  -  SUBSEQUENT EVENTS
----------------------------

        On August 18, 1995, the Company settled its claim filed against its fidelity bond carrier in the amount of $425,000. The Company received the proceeds on September 6, 1995.

        On October 3, 1995, the Company sold its 83-bed freestanding facility CareUnit of Kirkland and three related clinics to Lakeside-Milam Recovery Centers, Inc. The sale results in a gain of approximately $1.0 million.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

        In early fiscal 1995, Management developed a "global restructuring" plan intended to address the Company's immediate challenges and to return to a base of profitability for future success. Management intended that this "global restructuring" include as many of the following steps as possible: (i) effect a reverse stock split to improve the Company's image; (ii) negotiate settlement of the Company's payroll tax audit with the IRS; (iii) restructure the Company's financial obligations represented by the Company's 7 1/2% Convertible Subordinated Debentures (the "Debentures"); and (iv) raise capital to finance the restructuring costs.

        During fiscal 1995 and 1996 management accomplished its objectives, described above, except item (iii), restructuring of the Company's financial obligations represented by the Company's Debentures.

        During the first quarter of fiscal 1996, the Company sold an aggregate of 155,000 shares of common stock to four accredited investors in private offerings for an aggregate of $930,000 paid in cash. The proceeds of such sales were used for working capital and other general corporate purposes.

        Although the Company is seeking to restructure its obligations under the Debentures, the Company is currently in default as a result of the Company's failure to make scheduled payments of interest (see Note 2 to the Company's Condensed Consolidated Financial Statements included herein).

        During the fourth quarter of fiscal 1995, the Company entered into a letter of agreement with a representative of holders of the Debentures. The agreement provides, among other things, that the Company provide an opportunity to holders of the Debentures to tender their Debentures to the Company pursuant to an exchange offer to be made by the Company to the holders of the Debentures. Although the Company has filed an exchange offer with the Securities and Exchange Commission, there can be no assurance that the exchange offer will be successfully completed. Failure to consummate the Debenture exchange offer may result in the Company considering alternative actions including filing for voluntary protection from creditors. The foregoing is intended to disclose an event, and does not constitute an offer to the holders of the Debentures.

RESULTS OF OPERATIONS
---------------------

Statistical Information

        The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:

                                                                                 Three months ended
                                                                       ------------------------------------
                                                                       August 31,     May 31,    August 31,
                                                                          1995          1995       1994
                                                                       ---------     ---------  ----------
Managed care operations:
   Covered lives  . . . . . . . . . . . . . . . . . . . . . .           679,812      442,946      207,565

Patient days:
   Freestanding facilities  . . . . . . . . . . . . . . . . .             3,778        4,273        8,564
   Behavioral medicine contracts  . . . . . . . . . . . . . .             5,534        6,230        8,580

Freestanding facilities:
   Occupancy rate . . . . . . . . . . . . . . . . . . . . . .                18%          18%          27%
   Admissions . . . . . . . . . . . . . . . . . . . . . . . .               573          646          979
   Average length of stay (days)  . . . . . . . . . . . . . .                 7            7            9

Behavioral medicine contracts:
   Average occupied beds per contract . . . . . . . . . . . .                 5            5            7
   Admissions . . . . . . . . . . . . . . . . . . . . . . . .               770          809        1,072
   Average length of stay (days)  . . . . . . . . . . . . . .                 7            8            8

Total beds available at end of period:
   Freestanding facilities  . . . . . . . . . . . . . . . . .               237          237          347
   Behavioral medicine contracts  . . . . . . . . . . . . . .               141          157          251

Three Months Ended August 31, 1995 Compared to Three Months Ended May 31, 1995
------------------------------------------------------------------------------

        The Company reported a loss of approximately $1.3 million or $0.50 per share for the quarter ended August 31, 1995, an improvement of approximately $2.0 million or $.88 per share from the loss reported for the quarter ended May 31, 1995.

   Operating revenues increased to $8.8 million in the first quarter of fiscal 1996 from $7.4 million in the fourth quarter of fiscal 1995 or by 19%. This increase is predominately related to an increase in revenues for managed care and freestanding facilities. In addition, operating expenses declined by 6% or $0.5 million. This decline was from freestanding operations and behavioral medicine contracts, which was offset by a slight increase in operating expenses for managed care operations.

   General and administrative expenses decreased by 6% or $0.1 million during the first quarter of fiscal 1996 compared to the fourth quarter of 1995. The first quarter of fiscal 1996 includes a credit of $425,000 related to a settlement (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein) which was offset by increase in expenses for managed care operations. The provision for doubtful accounts increased by $0.3 million for the first quarter of 1996 versus the fourth quarter of fiscal 1995 as a result of adjustments made to the Company's provision at May 31, 1995.

   The Company recorded $0.3 million for the loss on the sale/write-down of assets during the fourth quarter of fiscal 1995. This loss is primarily attributable to the write-off of leasehold improvements on locations no longer owned or operated by the Company.

Managed Care Operations
-----------------------

   During the first quarter of fiscal 1996, the number of covered lives increased to 680,000 or by 53% from the end of the fourth quarter of fiscal 1995. This increase is primarily attributable to new contracts added during the first quarter of fiscal 1996. Comprehensive Behavioral Care, Inc. ("Comprehensive Behavioral") distinguishes itself from its competition by being the "science-based" provider of care and manages all clinical programs based upon proven treatment technologies.

   In the first quarter of fiscal 1996, operating revenues increased 67% to $3.4 million from the fourth quarter of fiscal 1995. Operating expenses increased by $0.1 million or 2% in the first quarter of fiscal 1996. In addition, general and administrative expenses increased by $0.3 million in the first quarter of fiscal 1996 compared to the fourth quarter of fiscal 1995. As a result, the net operating loss for Comprehensive Behavioral for the first quarter of fiscal 1996 was $0.2 million, an improvement of $1.0 million from the fourth quarter of fiscal 1995.

Behavioral Medicine Contracts
-----------------------------

   In the first quarter of fiscal 1996, CareUnit operating revenues decreased 3% from the fourth quarter of fiscal 1995. Operating expenses declined from $1.5 million to $1.3 million or 13% in the first quarter of fiscal 1996 compared to the prior quarter. The decrease in operating revenues during the first quarter of fiscal 1996 was offset by a decrease in operating expenses resulting in an improvement in CareUnit's net operating loss by $0.2 million or 41% from the fourth quarter of fiscal 1995.

   During the first quarter of fiscal 1996, patient days of service at behavioral medicine contracts declined by approximately 11% from 6,230 patient days to 5,534 patient days. Units which were operational for both the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996 experienced a 4% increase in utilization to 5,455 patient days. Average net revenue per patient day at these units remained unchanged from the previous quarter and combined with the increased utilization resulted in an increase in overall net inpatient operating revenues of 4% to $0.6 million. Net revenues for programs operational for both quarters at these units also increased 5% from approximately $734,000 in the fourth quarter of 1995 to approximately $774,000 in the first quarter of fiscal 1996.

   The following table sets forth quarterly utilization data on a "same store" basis:

                                                                                Same Store Utilization
                                                                              --------------------------
                                                                               Fiscal 1996   Fiscal 1995
                                                                               1st Quarter   4th Quarter
                                                                               -----------   -----------
Admissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        747           714
Average length of stay  . . . . . . . . . . . . . . . . . . . . . . . . . .          7             7
Patient days  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,455         5,264
Average occupancy rate  . . . . . . . . . . . . . . . . . . . . . . . . . .         42%           41%

        For units operational for both quarters, operating expenses increased 5%, which combined with the increase in operating revenues resulted in operating income at the unit level increasing by 7% from the fourth quarter of fiscal 1995.

Freestanding Operations
-----------------------

        Operating revenues for freestanding operations increased 2% during the first quarter of fiscal 1996 compared to the prior quarter. In addition, operating expenses declined 9% or $0.4 million in the first quarter of fiscal 1996.

        Admissions in the first quarter of fiscal 1996 decreased to 573 from 646 in the fourth quarter of 1995, an overall decline of 11%. The following table sets forth selected quarterly utilization data on a "same store" basis:

                                                                                Same Store Utilization
                                                                              --------------------------
                                                                               Fiscal 1996   Fiscal 1995
                                                                               1st Quarter   4th Quarter
                                                                               -----------   -----------
Admissions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        573           584
Average length of stay  . . . . . . . . . . . . . . . . . . . . . . . . . .          7             6
Patient days  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,778         3,708

        Net revenue per patient day for "same store" facilities increased approximately 14% to $1,002 for the first quarter of fiscal 1996 from $878 for the fourth quarter of fiscal 1995. Admissions decreased for the quarter from 584 in the fourth quarter of fiscal 1995 to 573 in the first quarter of fiscal 1996 or by approximately 2%. The slight decline in admissions combined with the increase in length of stay resulted in an increase in net operating revenues for the first quarter of fiscal 1996 of $0.2 million. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to impact utilization. The Company continues to focus its efforts toward providing effective, lower cost outpatient, partial hospitalization and daycare programs, obtaining psychiatric treatment licenses for its freestanding facilities, and toward establishing and maintaining relationships and contracts with managed care and other organizations which pay for or broker such services.

        The following table illustrates revenues in outpatient and daycare programs offered by the "same store" facilities:

                                                                            Net Outpatient/Daycare Revenues
                                                                            -------------------------------
                                                                                (Dollars in thousands)
                                                                               Fiscal 1996   Fiscal 1995
                                                                               1st Quarter   4th Quarter
                                                                               -----------   -----------
Facilities offering . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5               5
Net outpatient/daycare revenues . . . . . . . . . . . . . . . . . . . . . .    $  2,161        $  2,133
% of total "same store" net operating revenues  . . . . . . . . . . . . . .          57%             61%

        Operating expenses at the Company's freestanding facilities on a "same store" basis decreased $.3 million. Operating income increased $.4 million in the first quarter of fiscal 1996 from the fourth quarter of fiscal 1995.

        The Company is taking steps to increase revenues, primarily through relicensing facilities to provide psychiatric treatment, and the continued development of its behavioral medicine managed care business. The Company is also implementing cost reduction measures, including the closure of selected facilities. The Company owns six facilities and leases one. Three of the six owned facilities and the one leased facility are operating for a total of four operating facilities. The Company will continue to evaluate the performance of these facilities in their respective markets and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.

Three Months Ended August 31, 1995 Compared to Three Months Ended August 31,
----------------------------------------------------------------------------
1994
----
        The Company reported a pretax loss of approximately $1.3 million for the first quarter of fiscal 1996, a decrease of approximately $1.2 million or 48% from the pretax loss of approximately $2.5 million reported for the first quarter of fiscal 1995.

        Operating revenues for the first quarter of fiscal 1996 increased by approximately $0.7 million or 9% from the first quarter of fiscal 1995. This increase is primarily a result of an increase in operating revenues generated by managed care operations and behavioral medicine contracts, partially offset by a decline in operating revenues in freestanding operations.

   Operating expenses decreased by approximately $0.2 million or 3% from the first quarter of fiscal 1995 compared to the first quarter of fiscal 1996. The decrease in operating expenses is primarily attributable to decline in operating expenses for freestanding operations which was partially offset by a 103% increase in operating expenses related to managed care operations. General and administrative expenses increased by approximately $0.2 million from the first quarter of fiscal 1995 primarily as a result of managed care operations expansion and development. In addition, in the first quarter of fiscal 1996 a credit of $425,000 related to a settlement (see Note 6 to the Company's Condensed Consolidated Financial Statements) reduced general and administrative expense. The provision for doubtful accounts decreased by $0.5 million or 63% during the first quarter of fiscal 1996 compared to the same period for fiscal 1995. This decrease is related to the decreased freestanding operations.

   Interest expense increased from $0.3 million for the first quarter of fiscal 1995 to $0.5 million in the first quarter of fiscal 1996. The increase is a result of the additional interest related to the secured convertible note of $2.0 million and the IRS Offer in Compromise for $5.0 million, both of which were added during the third quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   As of August 31, 1995, the Company has an accumulated deficit of $47.8 million and a total stockholders' deficiency of $5.3 million. Additionally, the Company's current assets at August 31, 1995 amounted to approximately $5.3 million and current liabilities were approximately $21.3 million, resulting in a working capital deficiency of approximately $16.0 million and a current ratio of 1:4.0.

   Included in current liabilities are $9.5 million of Debentures in default as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. As further discussed in Note 2 to the Company's Condensed Consolidated Financial Statements included herein, the Company has agreed to use its best efforts to provide an opportunity for Debenture holders to tender their Debentures pursuant to an exchange offer to be made by the Company. This proposed transaction requires the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to obtain and expend up to $5.5 million of cash during fiscal 1996, over and above cash required to fund other financing, operating and investing needs. Additionally, the Debenture exchange provides for the Company to issue $120 worth of its common stock at a defined value for each $1,000 of Debentures, which may be contingent upon the Company's ability to effect certain filings with the Securities and Exchange Commission. The ability to timely proceed with any such proposed filings will, in part, depend upon the ability of the Company to obtain a consent from its prior auditors for the use of their report on the Company's consolidated financial statements in such registration statements. Failure to obtain Debenture holder approval or to accomplish the Debenture exchange, or, in the alternative, a failure of the Company and the Debenture holders to otherwise reach a settlement, may cause the Debenture holders to pursue the involuntary bankruptcy of the Company and/or the Company to take alternative actions that may include filing for voluntary protection from creditors. Alternatively, if the Debenture exchange is accomplished, the elimination of the Debenture's debt service requirement would decrease the Company's future cash flow requirements. (The foregoing summary does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.)

   These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1995 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

   To address the Company's operational issues, in fiscal 1993 the Company established a restructuring reserve. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Through August 31, 1995 many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold. Additionally, in fiscal 1996, management has begun to implement plans for expanding the Company's contract management and managed care operations (see Note 3 to the Company's Condensed Consolidated Financial Statements included herein).

   In previous years, the Company was obligated to support and fund certain freestanding facilities that now have been closed, including two such facilities closed in fiscal 1995 (see Note 3 to the Company Condensed Consolidated Financial Statements included herein). As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1995 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1995, known contract and cyclical changes, and also giving consideration to cash on hand at August 31, 1995 of $799,000, management expects the Company to be able to meet its cash obligations required by operations during fiscal 1996, excluding the Company's obligations under the Debentures. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity, and through the first quarter of fiscal 1996 the Company continues to incur losses. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations, excluding the Company's obligations under the Debentures, in fiscal 1996.

   To provide funds for the Debenture exchange and/or additional operating needs, the Company anticipates utilizing one or more of the following potential sources of cash:

        - The Company has filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. In the event the Company receives the full refund claim for fiscal 1995, the net amount of cash available for working capital purposes would be $7.5 million. The Company has also filed amended Federal tax returns for prior years to claim refunds of an additional $13.2 million. The net amount of cash available for working capital purposes would be $10.6 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. Accordingly, no assurances can be made to the Company entitlement to such refunds or the timing of the receipt thereof (see Note 4 to the Company's Condensed Consolidated Financial Statements included herein).

        - Included in non-current assets are three hospital facilities designated as property and equipment held for sale with a total carrying value of $3.9 million. The Company expects to sell two of these facilities during the fiscal year and may lease a third facility to an unrelated entity. However, the contracts have not been fully negotiated, and proceeds from the sales or lease of such assets are not expected to be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1996, to fund and expand the Company's operations and implement the Company's restructuring plans.

        - In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a bond for the amount of the award and has filed an appeal of the judgment. Management is unable to predict whether any proceeds from this judgment will be received in fiscal 1996 (see Note 5-- "Commitments and Contingencies").

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

        During the first quarter of fiscal 1996, the Company paid the IRS approximately $2.3 million pursuant to its settlement agreement (see Note 5 to the Company's Condensed Consolidated Financial Statements). The Company utilized the proceeds from a note receivable from the sale of its Sacramento facility received on July 10, 1995 for $2.75 million in order to fund this payment. The Company continues to pay the remaining balance in monthly installments of $42,000.

PART II - OTHER INFORMATION

ITEM 1.  -  LEGAL PROCEEDINGS
-----------------------------

        On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgement with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgement as a matter of law, which the court denied in its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. Although the Company feels that RehabCare will not prevail in its appeal, the Company has not recognized any gain with relation to the judgement.

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

        On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). An amended petition was filed November 15, 1994. In the lawsuit, RehabCare alleges that it has incurred attorneys fees in connection with the settlement of certain tax issues with the IRS and has paid the IRS a settlement amount with respect to the years 1987 and 1988. RehabCare seeks the recovery from the Company of $588,000, plus interest, which RehabCare alleges is the amount it incurred for settlement payments to the IRS and attorneys fees it incurred in dealing with the IRS. The Company has filed its answer and affirmative defenses contesting the right of RehabCare to obtain the relief it seeks. Discovery is ongoing. Until such discovery is complete, it is not possible to predict the likely outcome of the lawsuit. The Company intends to continue to vigorously defend this matter.

        In December 1994, the Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on a payroll tax audit for the calendar years 1983 through 1991. Pursuant to this settlement the Company agreed to pay the IRS $5.0 million with the Company having no obligation to pay any penalties or accrued interest. The IRS agent conducting the audit asserted that certain physicians, psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. The settlement was reviewed and accepted on behalf of the IRS by its district counsel. Payment terms have been accepted at 50% within 90 days of finalization with the remainder financed over the next five years. In March 1995, the Company paid $350,000 to the IRS against the initial payment due. In return, the IRS granted the Company an additional 120 days to pay the remaining balance of $2,150,000. In July 1995, the Company paid the remaining balance of the initial payment, and continues to make the monthly installment payment pursuant to the terms of the settlement. The unpaid balance bears interest at 9% per annum due and payable after the $5.0 million is paid.

        An involuntary bankruptcy petition was dismissed on March 6, 1995 pursuant to an agreement dated March 3, 1995 between the Company and a representative of the petitioners. Under such agreement the Company has agreed, subject to the conditions therein, to offer to exchange for its outstanding 7 1/2% Convertible Subordinated Debentures a combination of cash and shares. See
Note 2 to the Company Condensed Consolidated Financial Statements included herein for a discussion of the Company's default in the payment of interest on its 7 1/2 % Convertible Subordinated Debentures and the consequent acceleration of the full principal amount thereof. The foregoing is intended to disclose an event, and does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.

        In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to common stock and three year average net income among other items. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates success in "global restructuring" (see Note 2 to the Company Condensed Consolidated Financial Statements included herein) will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter of fiscal 1995 and during the first quarter of fiscal 1996, to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders pursuant to the exception to the NYSE policy for financially distressed companies.

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

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

        See the discussion contained in the second paragraph under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the Company's default in the payment of interest on its 7 1/2% Convertible Subordinated Debentures and the acceleration thereof.

        In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to common stock and three year average net income among other items. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates success in "global restructuring" (see Note 2 to the Company's Condensed Consolidated Financial Statements) will be necessary to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter of fiscal 1995 and the first quarter of fiscal 1996, to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders pursuant to the exception to the NYSE policy for financially distressed companies. No assurance can be given that the steps of the restructuring will be successfully completed.

ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

   (a)  Exhibits

        10.61 Amended Common Stock Purchase Agreement dated April 15, 1995 between the Company and James R. Moriarty, an accredited investor (filed herewith).

        27      Financial Data Schedules (filed herewith).

   (b)  Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the three months ended August 31, 1995.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               COMPREHENSIVE CARE CORPORATION


October 12, 1995                               By  /s/    DREW Q. MILLER
                                                   -----------------------------
                                                          Drew Q. Miller
                                                         Vice President,
                                                      Chief Financial Officer
                                                     and Chief Operating Officer
                                                   (Principal Financial Officer)

                         COMPREHENSIVE CARE CORPORATION

                                 EXHIBIT INDEX

                      FIRST QUARTER ENDED AUGUST 31, 1995

                                                                                                SEQUENTIALLY
                                                                                                  NUMBERED
EXHIBIT NO.      DESCRIPTION                                                                        PAGE
-----------      -----------                                                                        ----

10.61 Amended Common Stock Purchase Agreement dated April 15, 1995 between the Company and James R. Moriarty, an accredited investor (filed herewith).

27               Financial Data Schedules (filed herewith).