Form 10-Q/A
period 1995-08-31
COMPREHENSIVE CARE CORP
filed 1995-10-25
CIK 22872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                 FORM 10-Q/A
                               AMENDMENT NO. 1


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


        Primary and fully diluted loss per common and common equivalent shares have been computed by dividing net loss by the weighted average number of common shares outstanding during the period. During fiscal 1994, 1995, and the first quarter of fiscal 1996, the effect of outstanding stock options and the assumed conversion of the Convertible Subordinated Debentures had an antidilutive impact on loss per share and, accordingly, were excluded from per share computations.


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


        In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non- performing and under-utilized assets. Many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold and management has begun to implement plans for expanding the Company's contract management and managed care operations.


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


        Operating expenses at the Company's freestanding facilities on a "same store" basis decreased $0.2 million. Operating income increased $0.3 million in the first quarter of fiscal 1996 from the fourth quarter of fiscal 1995.


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


        - In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a bond for the amount of the award and has filed an appeal of the judgment. Management is unable to predict whether any proceeds from this judgment will be received in fiscal 1996 (see Note 5 to the Company's Condensed Consolidated Financial Statements).



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


        During the first quarter of fiscal 1996, the Company paid the IRS approximately $2.3 million pursuant to its settlement agreement (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein). The Company utilized the proceeds from a note receivable from the sale of its Sacramento facility received on July 10, 1995 for $2.75 million in order to fund this payment. The Company continues to pay the remaining balance in monthly installments of $42,000.

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
--------------------------------------------

   (a)  Exhibits


        10.61* Amended Common Stock Purchase Agreement dated April 15, 1995 between the Company and James R. Moriarty, an accredited investor.

        27*     Financial Data Schedules.

          *     Filed with the Form 10-Q for the Quarters ended August 31, 1995.

   (b)  Reports on Form 8-K

            1) The Company filed a current report on Form 8-K dated July 5, 1995 to report Item 4, the engagement of Ernst & Young LLP as the independent accountants for the Company.

            2) The Company filed a current report on Form 8-K dated July 17, 1995, to report, under Item 5, that the Company had entered into agreements with four accredited investors for the private placement of 154,933 shares of the Company's common stock and to report the Company's intent to mail a notice to stockholders on or about August 21, 1995.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COMPREHENSIVE CARE CORPORATION



October 24, 1995                            By  /s/     DREW Q. MILLER
                                                --------------------------------

                                                        Drew Q. Miller
                                                        Vice President,
                                                    Chief Financial Officer
                                                   and Chief Operating Officer
                                                  (Principal Financial Officer)


October 24, 1995                            By  /s/      KERRI RUPPERT
                                                --------------------------------
                                                         Kerri Ruppert
                                                        Vice President,
                                                      Secretary/Treasurer,
                                                  and Chief Accounting Officer
                                                 (Principal Accounting Officer)