Form 10-K405/A
period 1994-05-31
COMPREHENSIVE CARE CORP
filed 1996-01-09
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended May 31, 1994 or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from __________ to __________

       Commission file number 0-5751

                         COMPREHENSIVE CARE CORPORATION
             (Exact name of Registrant as specified in its charter)

                 Delaware                           95-2594724
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)


              350 W. BAY ST.
           COSTA MESA, CALIFORNIA                      92627
(Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code (714) 222-2273

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 Name of each exchange on
            Title of each class                       which registered
            -------------------                -----------------------------
   Common Stock, Par Value $.10 per share       New York Stock Exchange, Inc.
        Common Share Purchase Rights            New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

7 1/2% Convertible Subordinated Debentures due 2010
              (Title of Class)                        Over-the-Counter

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

                                                                           YEAR ENDED MAY 31,
                                                            ----------------------------------------------
                                                            1994       1993      1992       1991      1990
                                                            ----       ----      ----       ----      ----
    Freestanding operations . . . . . . . . . . . . . .      70%        81%        75%       34%       53%
    CareUnit, Inc. contracts  . . . . . . . . . . . . .      16         12         14        14        19
    AccessCare operations . . . . . . . . . . . . . . .      10          2         --        --        --
    RehabCare programs (1)  . . . . . . . . . . . . . .      --         --          6        47        23
    Other activities  . . . . . . . . . . . . . . . . .       4          5          5         5         5
                                                            ---        ---        ---       ---       ---
                                                            100%       100%       100%      100%      100%
                                                            ===        ===        ===       ===       ===




---------------------
(1) The Company formerly owned a company known as RehabCare Corporation ("RehabCare"), which developed, marketed and managed the delivery of comprehensive medical rehabilitation services for functionally disabled persons. The Company offered RehabCare common stock to the public in fiscal 1992, maintaining a minority interest, and during fiscal 1993, sold its remaining 48% stake in RehabCare. Accordingly, revenues from RehabCare were not material to the Company during fiscal 1993.

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

                                                                         INPATIENT DAYS FOR YEAR ENDED MAY 31,
                                                 YEAR     LICENSED   ----------------------------------------------
                                             ACQUIRED(1)    BEDS      1994      1993      1992      1991      1990
                                             -----------    ----     ------    ------   -------   -------   -------
PSYCHIATRIC/CHEMICAL DEPENDENCY FACILITIES
  CareUnit Hospital of Fort Worth   . . .       1971         83       9,027    10,910    13,534    10,591    15,612
  CareUnit Hospital of Kirkland   . . . .       1981         83       5,699     6,506     9,478     9,682    12,812
  CareUnit Hospital of Cincinnati   . . .       1982        128      12,133    12,243    12,744    12,131    20,608
  Starting Point, Orange County   . . . .       1983         70       2,422     3,487     7,046    10,349    12,818
  CareUnit of Grand Rapids  . . . . . . .       1985         76       6,545     6,348     6,221     7,662    10,190
  Aurora Behavioral Health Hospital (2)         1988        100       2,859     7,237    22,070     8,730    11,709
CLOSED/FACILITIES HELD FOR SALE
  CareUnit of Jacksonville Beach (3)  . .       1982         --          --        --     5,026     6,119    12,430
  Starting Point, Oak Avenue (4)(5)   . .       1983         --          --     8,868    11,988    14,639    21,155
  CareUnit of Orlando (6)   . . . . . . .       1987         --          --        --        --     1,492     7,486
  CareUnit of San Diego (7)   . . . . . .       1988         --          --        --        --        --     2,972
CLOSED/SOLD FACILITIES
  Crossroads Hospital (8)   . . . . . . .                    --          --        --     1,705     5,078     6,747
  CareUnit Hospital of Albuquerque (4)(9)                    --          --     4,150     4,098     4,522     7,215
  CareUnit of Coral Springs (4)(10)   . .                    --          --     3,539     7,617     9,611    13,293
  CareUnit Hospital of Nevada (11)  . . .                    --          --     6,920     7,881     8,632    11,644
  CareUnit of South Florida/Tampa (4)(10)                    --          --     6,891     6,761     6,957     7,813
  Newport Point, Inc. (12)  . . . . . . .                    --          --     4,669        --        --        --
  Woodview-Calabasas Hospital (8)   . . .                    --          --        --     7,913    13,809    14,318
  Other (13)  . . . . . . . . . . . . . .                                --        --        --     6,089    53,402
                                                                     ------    ------   -------   -------   -------
  Patient days served during period   . .                            38,685    81,768   124,082   136,093   242,224
                                                                     ======    ======   =======   =======   =======

Admissions  . . . . . . . . . . . . . . .                             3,916     7,047     8,859     9,312    14,388
Available beds at end of period (14)  . .                               347       385       748     1,059     1,513
Average occupancy rate for period (15)  .                                30%       28%       38%       29%       39%
                                                                     ======    ======   =======   =======   =======

----------------
(1)  Calendar year acquired or leased.
(2)  Formerly known as CareUnit of Colorado.
(3) In February 1992, CareUnit of Jacksonville Beach, an 84-bed chemical dependency facility, was closed. This facility is currently for sale.
(4) In March 1993, CareUnit Hospital of Albuquerque, a seventy-bed chemical dependency facility, CareUnit of Coral Springs, a 100-bed chemical dependency facility, CareUnit of South Florida/Tampa, a 100-bed chemical dependency facility and Starting Point, Oak Avenue, a 136-bed chemical dependency facility were closed.
(5)  Includes Starting Point, Grand Avenur which was sold in July 1991.
(6) In October 1990, CareUnit of Orlando, a 100-bed chemical dependency facility was closed. This facility is currently for sale.
(7) In December 1989, CareUnit of San Diego, a 92-bed chemical dependency facility, was closed. This facility is currently for sale.
(8) The Company is currently in negotiations to dissolve, retroactive to December 31, 1991, the joint venture which leased Crossroads Hospital and Woodview-Calabasas Hospital. Crossroads Hospital continued to be managed by the Company although in August 1992 it was closed and was subleased through the term of the lease which expired in September 1993. Woodview-Calabasas continues to be managed by the Company's joint venture partner although it was closed in April 1993.
(9)  On July 1, 1993, CareUnit Hospital of Albuquerque was sold.
(10) On October 1, 1993, CareUnit of So. Florida/Tampa was sold and on
     December 10, 1993, CareUnit of Coral Springs was sold.
(11) On April 5, 1993, CareUnit Hospital of Nevada, a 50-bed psychiatric facility, was sold.
(12) Joint operating agreement between Century Healthcare of California and Starting Point, Inc. to manage Newport Harbor Psychiatric Hospital, a 68-bed adolescent psychiatric hospital and Starting Point, Orange County, a 70-bed psychiatric facility. This agreement was mutually dissolved on February 28, 1993.
(13) Includes Brea Hospital Neuropsychiatric Center, CareUnit Hospital of Orange, CareUnit Hospital of St. Louis, CareUnit of DuPage, Sutter Center for Psychiatry and Golden Valley Health Center. These facilities were closed or sold in fiscal 1989 through 1991.
(14) A facility may have appropriate licensure for more beds than are in use for a number of reasons, including lack of demand, anticipation of future need, renovation and practical limitations in assigning patients to multiple-bed rooms. Available beds is defined as the number of beds which are available for use at any given time.
(15) Average occupancy rate is calculated by dividing total patient days by the average number of available bed-days during the relevant period.

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

        Chemical Dependency. Chemical dependency programs, offered in all freestanding facilities, are delivered under the names CareUnit(SM), Starting Point and Aurora Behavioral Health and include programs for adults and adolescents. Facilities offer a comprehensive treatment program based on therapy and education. The medically based programs utilize a team approach to treatment, with a supervising physician, psychologists, counselors, therapists and specially trained nurses. This multi-disciplinary team approach means that the medical, emotional, psychological, social and physical needs of the patient are all addressed in treatment.

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

        The following table sets forth selected operating data regarding behavioral medicine programs managed under contract:

                                                                        YEAR ENDED MAY 31,
                                                          -----------------------------------------------
                                                          1994      1993        1992      1991      1990
                                                          -----     -----      ------   -------    ------
   Number of contracts at end of period (1):
      Adult CareUnits (2)(3)    . . . . . . . . . . .        10        12          15        21        36
      Adolescent CareUnits (2)  . . . . . . . . . . .         1         1           1         2         4
      Adult CarePsychCenters (2)  . . . . . . . . . .         3         3           3         4         6
      Adolescent CarePsychCenters (2)   . . . . . . .         0         0           0         0         1
      Eating disorders units  . . . . . . . . . . . .         1         1           2         2         2
                                                          -----    ------      ------   -------    ------
      Total   . . . . . . . . . . . . . . . . . . . .        15(5)     17          21        29        49
                                                          =====    ======      ======   =======    ======
   Available beds at end of period  . . . . . . . . .       236       306         479       685     1,210
   Patient days served during period  . . . . . . . .    34,464    51,524      92,574   151,219   358,185
   Admissions   . . . . . . . . . . . . . . . . . . .     3,992     5,139       7,867    11,902    23,996
   Average occupied beds per contract   . . . . . . .       7.3       8.3         9.9      10.6      12.9
   Average occupancy rate for period (4)  . . . . . .        37%       39%         42%       45%       50%

-------------
(1) Excludes contracts which have been executed but are not operational as of the end of the period.
(2) CareUnit is the service mark under which the Company markets chemical dependency treatment programs. CarePsychCenter is the service mark under which the Company markets psychiatric treatment programs.
(3)  Includes two state chemical dependency full-service contracts.
(4) Average occupancy rate is calculated by dividing total patient days by the number of available bed-days during the relevant period.
(5) During fiscal 1994, CareUnit, Inc. opened 3 contracts and closed 5 contracts, 1 of which was terminated by CareUnit, Inc. and 4 by the contracting hospitals.


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

                            MANAGED CARE OPERATIONS

        The Company has provided a managed care product since the acquisition
of AccessCare, Inc's predecessor  in December 1992.   AccessCare provides
managed behavioral health care and substance abuse service for employers, HMO's, PPO's, government organizations, third party claim administrators and other group purchasers of health care. AccessCare currently provides service to contracted members in 29 states. The programs and services currently offered by AccessCare include fully integrated capitated behavioral health care services, employee assistance programs, case management/utilization review services, provider sponsored health plan development, preferred provider network development and management and physician advisor reviews. AccessCare distinguishes itself from other providers by furnishing superior clinical management systems, total quality management and supervision, mutual respect for both providers and clients and responsive and appropriate care that includes quality and cost effectiveness. AccessCare distinguishes itself from the competition by being the "science-based" provider of care. AccessCare manages its clinical service programs on proven treatment technologies and is a leader in training its providers to use science- based efficacious treatment.

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

ITEM 2.   PROPERTIES.

        The following table sets forth certain information regarding the properties owned or leased by the Company at May 31, 1994:

                                                             OWNED OR            LEASE         MONTHLY
                 NAME AND LOCATION                           LEASED(1)         EXPIRES(2)     RENTAL(3)
                 -----------------                           ---------         ----------     ---------
     PSYCHIATRIC/CHEMICAL DEPENDENCY TREATMENT FACILITIES
          CareUnit Hospital   . . . . . . . . . .              Owned               ---             ---
             Fort Worth, Texas
          CareUnit Hospital   . . . . . . . . . .             Leased              2035         $16,106(4)
             Kirkland, Washington
          CareUnit Facility (5)   . . . . . . . .              Owned               ---             ---
             Jacksonville Beach, Florida
          CareUnit Hospital   . . . . . . . . . .              Owned               ---             ---
             Cincinnati, Ohio
          Starting Point, Oak Avenue (6)  . . . .              Owned               ---             ---
             Orangevale, California
          Starting Point, Orange County   . . . .              Owned               ---             ---
             Costa Mesa, California
          CareUnit Facility   . . . . . . . . . .             Leased              1995           8,333
             Grand Rapids, Michigan
          CareUnit Facility (7)   . . . . . . . .              Owned               ---             ---
             Orlando, Florida
          Aurora Behavioral Health Hospital   . .              Owned               ---             ---
             Aurora, Colorado
          CareUnit Facility (8)   . . . . . . . .              Owned               ---             ---
             San Diego, California
     OTHER OPERATING FACILITIES
          CompCare Publishers (9)   . . . . . . .             Leased              1997           3,009
             Minneapolis, Minnesota
          AccessCare, Inc.
             Tampa, Florida   . . . . . . . . . .             Leased              1995           7,435
             Las Vegas, Nevada  . . . . . . . . .             Leased              1995           1,997
             Edgewood, Kentucky   . . . . . . . .             Leased              1995             392
             Ft. Lauderdale, Florida  . . . . . .             Leased              1995             586
             Tarrytown, New York  . . . . . . . .             Leased              1994             412
     ADMINISTRATIVE FACILITIES
          Corporate Headquarters  . . . . . . . .             Leased              1997          11,355
             Chesterfield, Missouri
          Regional Headquarters (9)   . . . . . .             Leased              1995           4,408
             Newport Beach, California
          Data Processing Center (10)   . . . . .             Leased              1997           3,882
             Riverside, California

----------------
(1) Subject to encumbrances. For information concerning the Company's long-term debt, see Note 10 to the Company's consolidated financial statements contained in this report.
(2)   Assumes all options to renew will be exercised.
(3) All leases, other than those relating to the Company's administrative facilities, are triple net leases under which the Company bears all costs of operations, including insurance, taxes and utilities. The Company is responsible for specified increases in taxes, assessments and operating costs relating to its administrative facilities.
(4) Subject to increase every three years based upon increases in the Consumer Price Index, not to exceed 10%.
(5)   Closed February 1992.  The Company intends to sell this property.
(6)   Closed March 1993.  The Company intends to sell this property.
(7)   Closed October 1990.  The Company intends to sell this property.
(8)   Closed December 1989.  The Company intends to sell this property.
(9)   Office/operation closed;  Company has sublet this property.
(10)  This lease was converted to month-to-month.

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


                                                                   FOR          DISAPPROVE        ABSTAIN
                                                               ----------       ----------        -------
     1. Amendment to effect reverse stock split   . . . .      18,378,536       1,219,079         106,856

     2. Reduction in number of shares authorized  . . . .      18,544,632       1,001,871         165,961

     3. Reduction of the par value per share  . . . . . .      18,455,658       1,009,317         247,489


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

                                    PART II


ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange under the symbol CMP. The following table sets forth the range of high and low sale prices for the Common Stock for the fiscal quarters indicated:


                                                                                      PRICE
                                                                               ----------------------
      FISCAL YEAR                                                               HIGH            LOW
      -----------                                                              ------          ------
      1993:
             First Quarter  . . . . . . . . . . . . . . . . . . . . . . .      $1-3/4          $1-1/8
             Second Quarter   . . . . . . . . . . . . . . . . . . . . . .           2           1-1/8
             Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .       1-3/4             5/8
             Fourth Quarter   . . . . . . . . . . . . . . . . . . . . . .           1             1/2

      1994:
             First Quarter  . . . . . . . . . . . . . . . . . . . . . . .      $1-1/8            $5/8
             Second Quarter   . . . . . . . . . . . . . . . . . . . . . .         7/8             5/8
             Third Quarter  . . . . . . . . . . . . . . . . . . . . . . .       1-1/4             1/2
             Fourth Quarter   . . . . . . . . . . . . . . . . . . . . . .         7/8             1/2

(b)  As of July 31, 1994, the Company had 2,174 stockholders of record.

(c) As a result of the Company's operating losses and restrictions contained in the Company's primary loan agreement, no cash dividend was declared during any quarter of fiscal 1994, 1993 or 1992. The Company does not expect to resume payment of cash dividends in the foreseeable future. See
     Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

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

                                                                       YEAR ENDED MAY 31,
                                                     ------------------------------------------------------
                                                      1994         1993       1992       1991        1990
                                                     -------      -------    -------    -------    --------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues and gains:
   Operating revenues   . . . . . . . . . . . . .    $34,277      $51,847    $59,969    $84,689    $163,235
   Gain on sale of RehabCare stock, net   . . . .        ---       13,114     17,683        ---         ---
   Gain on Sovran settlement, net   . . . . . . .        ---          584        ---        ---         ---
   Gain on reorganization agreement   . . . . . .        ---          ---        ---        ---       5,000
   Interest income  . . . . . . . . . . . . . . .         50           69        336        531       1,093
   Equity in earnings(loss) of unconsolidated
     affiliates   . . . . . . . . . . . . . . . .        ---          384        168     (1,289)        231
   Other  . . . . . . . . . . . . . . . . . . . .        ---          ---        ---        ---         508
                                                     -------     --------    -------   --------    --------
                                                      34,327       65,998     78,156     83,931     170,067
                                                     -------     --------    -------   --------    --------
Costs and expenses:
   Operating expenses   . . . . . . . . . . . . .     31,875       50,924     38,810     65,362     100,437
   General and administrative expenses  . . . . .      5,455        5,754     12,946     21,267      61,599
   Provision for doubtful accounts  . . . . . . .      1,558        6,187      6,065      4,759      19,541
   Depreciation and amortization  . . . . . . . .      1,762        2,946      2,602      3,580       8,440
   Loss on sale/write-down of assets  . . . . . .        ---        4,382     15,986      5,863      45,657
   Interest expense   . . . . . . . . . . . . . .      1,228        1,759      3,908      7,380       9,588
   Other restructuring/non-recurring expenses   .        ---        5,452      2,152      2,819       4,407
                                                     -------     --------    -------   --------    --------
                                                      41,878       77,404     82,469    111,030     249,669
                                                     -------     --------    -------   --------    --------
Loss before income taxes  . . . . . . . . . . . .     (7,551)     (11,406)    (4,313)   (27,099)    (79,602)
Provision(benefit) for income taxes . . . . . . .        301          194        249        401     (20,294)
                                                     -------     --------    -------   --------    --------
Loss before extraordinary item  . . . . . . . . .     (7,852)     (11,600)    (4,562)   (27,500)    (59,308)
Extraordinary item - gain on debenture
   conversion   . . . . . . . . . . . . . . . . .        ---          ---        ---     11,465         ---
                                                     -------     --------    -------   --------    --------
Net loss  . . . . . . . . . . . . . . . . . . . .    $(7,852)    $(11,600)   $(4,562)  $(16,035)   $(59,308)
                                                     =======     ========    =======   ========    ========
Loss per common and common
   equivalent share:
   Loss before extraordinary item   . . . . . . .     $(0.36)      $(0.53)    $(0.21)    $(2.27)     $(5.83)
   Extraordinary item - gain on debenture
     conversion   . . . . . . . . . . . . . . . .        ---          ---        ---        .95         ---
                                                     -------     --------    -------   --------    --------
   Net loss   . . . . . . . . . . . . . . . . . .     $(0.36)      $(0.53)    $(0.21)    $(1.32)     $(5.83)
                                                     =======     ========    =======   ========    ========
Cash dividends per share  . . . . . . . . . . . .    $   ---     $    ---    $   ---   $    ---    $    ---
                                                     =======     ========    =======   ========    ========
Weighted average common and common
   equivalent shares outstanding  . . . . . . . .     21,987       21,957     21,900     12,118      10,172
-------------------


                                                                         AS OF MAY 31,
                                                    -------------------------------------------------------
                                                     1994         1993       1992       1991        1990
                                                    -------      -------    -------    -------    --------
BALANCE SHEET DATA:                                                 (DOLLARS IN THOUSANDS)
Working capital . . . . . . . . . . . . . . . . .   $   412      $   438    $11,901    $11,221    $ 49,832
Total assets  . . . . . . . . . . . . . . . . . .    33,226       46,968     70,422     99,084     141,592
Long-term debt  . . . . . . . . . . . . . . . . .    10,477       10,652     10,375     28,078      86,564
Stockholders' equity  . . . . . . . . . . . . . .     5,099       12,951     24,441     28,976      20,214

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    In the 1970s and early 1980s the Company pioneered one of the earliest forms of managed care by contracting with acute care hospitals to take over a percentage of their beds and provide turn-key management of certain "disease state" categories. The range of contract services extended from mental health to rehabilitation to smoking cessation. This pioneering concept, which operated under the CareUnit name, led to great financial success for the Company as operations grew to over 250 contracts. Unfortunately, in the late 1980s and early 1990s the Company adopted a strategy to de-emphasize and sell off most of the CareUnit contracts to support the acquisition of freestanding behavioral health hospitals. Over the last five years, the Company has lost over $47 million from the operations of its freestanding hospitals. Furthermore, during this period management was unable to resolve large potential tax claims being asserted by the Internal Revenue Service ("IRS"), which by mid-1994 may have exceeded the value of the Company's assets. During 1994, the Company's senior management began to implement a strategy to compromise the IRS claims on a favorable basis to the Company's shareholders and restructure operations back to a managed care focus.

    The future of the Company is to return to its contractor roots. Acute care hospitals are facing greater pricing pressures and competition today than they were 25 years ago, when CareUnit pioneered carving out a wing of the hospital and providing cash flow for itself and the hospital administrator. The Company plans to restaff CareUnit management and is attempting to recapture the marketplace that the Company previously had abandoned. The Company also believes that the change in the system of the managed health care industry from paying providers on a fee-for-service basis to a fixed prepaid monthly fee basis, referred to as capitation, and contracted rates for utilization creates a new opportunity with powerful rewards to the health care contractor.

    In 1992, the Company bought a small company in Tampa, Florida, now known as AccessCare. AccessCare has been contracting with health maintenance organizations ("HMO") to manage and provide all the behavioral health services to the HMO's members. AccessCare contracts with providers on a capitated/prepaid basis, as well as mutually agreed upon contracted rates for specified encounters. This method of cost containment has demonstrated that the quality of care is improved through standardization of services and volume discounts. In addition, through case management and utilization review procedures, providers work in collaboration with specialists in the community to drive down the cost of providing quality services. The Company intends to continue to build, and restructure if necessary, AccessCare to enhance its ability to contract with HMOs and insurance companies across the United States to manage specific "disease states" which the Company hopes to expand from behavioral health to include AIDS, chronic pain, oncology and other maladies.

    The Company's management has emphasized in its annual reports that restructuring the Company would prove to be financially challenging. The Company suffered losses of $7.9 million or $0.36 per share for the fiscal ended May 31, 1994, which was comparable to the loss of approximately $11.6 million or $0.53 per share for the previous year ended May 31, 1993. Although the Company reflects improvement from fiscal 1994 as compared to fiscal 1993, the Company will continue to implement its restructuring plan throughout fiscal 1995. An analysis of the successes, challenges and failures in restructuring the balance sheet and operations follows.

Balance Sheet Restructure:

    The Company has significant plans for the restructuring of its balance sheet during fiscal 1995 including: (i) the finalization of the settlement with the IRS compromising all outstanding IRS claims. The Company has submitted an offer in compromise to the IRS for the calendar years 1983 through 1991 in the amount of $5 million. Management believes that such offer will be accepted by the IRS and expects to finalize the agreement during fiscal 1995; and (ii) negotiating the opportunity to potentially exchange most of the Company's 7 1/2% Convertible Subordinated Debentures (the "Debentures"). Furthermore, the Company intends to compromise or settle numerous litigation issues and contingent liabilities during fiscal 1995. The biggest challenge facing the Company regarding the balance sheet is the need to raise approximately $7.0 million through the sale of additional assets or the placement of equity to meet the financial obligations anticipated to be associated with the proposed settlement of the IRS and to eliminate the Company's obligation under the Debentures (see Note 10-- "Long-term Debt and Short-term Borrowings"). Although, there can be no assurance that the Company will have the capital to meet these obligations, management is having discussions regarding the sale of properties included in current assets to meet the cash requirements of the Company during fiscal 1995. Management also believes that it is in the best interest of the Company to become debt free, given that major HMOs and insurers who may want to contract with the Company are concerned about the viability of highly leveraged vendors.

Operational Restructure:

    The Company's restructuring plans include the consolidation of facilities and offices and may include the closure and relocation of functions and/or personnel. The restructure of operations is expected to include: (i) closure and/or consolidation of current facilities and offices including the Company's Corporate Office in St. Louis, Missouri and the relocation of Corporate Headquarters back to its prior home in Newport Beach, California. The consolidation and relocation of the Corporate Headquarters are expected to eliminate a sizable portion of ongoing corporate burden, estimated to be approximately $1.2 million (over the remaining life of the Corporate office lease of two and a half years) (ii) the staffing of senior management and key marketing positions with executives that have proven health care track records;
(iii) the closure of any operating facility that is not performing or meeting management's expectations; (iv) establishing additional contracts and products in AccessCare that will increase capitated revenue; and (v) establishing contracts or acquisitions that will grow and expand CareUnit. In addition, the Company is evaluating and realigning its focus and business. Specifically, the Company closed six hospitals and sold one hospital in fiscal 1993. The closures of the facilities resulted in a reduction of work force from 1,223 employees at the beginning of fiscal 1993 to 501 employees as of May 31, 1994, a 59% reduction during the two year period. Costs related to the closure of these facilities, such as severance pay, were charged to the reserve for restructuring. These decisions provided working capital of approximately $3.4 million and a reduction in freestanding hospitals' operating expenses of 17% from the prior fiscal. During fiscal 1994 no freestanding hospitals were closed, however, four of the previously closed hospitals were sold which provided working capital of approximately $10.3 million for the year. The freestanding hospitals' loss was reduced from $10.0 million in fiscal 1993 to $.4 million in 1994 as a result of these decisions. It is the Company's intent to redirect its emphasis from inpatient treatment to managed care and outpatient treatment. A major challenge facing the Company is to increase net revenues to offset the high expenses associated with implementing its "global restructuring" and absorbing the corporate overhead cost associated with a public company.

    Management intends to seek to restructure several of its obligations and commitments. Management intends that this "global restructuring" includes as many of the following steps as possible: (I) the effectuation of a 1-for-10 reverse stock split; (ii) completion of the proposed settlement of the Company's payroll tax audit with the IRS; (iii) restructuring of the Company's financial obligations represented by the Company's Debentures; and (iv) an
equity capital infusion.   While management believes that the steps described
in the "global restructuring" are obtainable during fiscal 1995, no assurance can be given that all of the foregoing steps will be successfully completed.

    The Company's primary use of working capital is to fund operating losses while it seeks to restore profitability to certain of its freestanding facilities, expand its behavioral medicine managed care business and contracts and implement and complete the "global restructuring". Should the Company be unable to complete the sales transactions during fiscal 1995 for the remaining properties included in current assets, the Company's working capital may be materially adversely affected. In addition, should the Company be unable to improve the performance of hospital operations, the Company may be unable to meet the terms and conditions required as part of the Company's "global restructuring." The Company has experienced good success with the disposal of its assets held for sale and has been able to dispose of such assets at favorable prices and terms. The remaining properties included in current assets are either under a letter of intent or are in active negotiation for sale and expected to be sold in the near future. The proceeds from the sale of assets will be utilized during fiscal 1995 to expand the Company's operations and implement the Company's restructuring plans. Management believes that it will complete the sales transactions required in order to meet the working capital needs of the Company during fiscal 1995.

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

        Results for fiscal 1993 were impacted by a gain of approximately $13.1 million recorded during the second quarter of the fiscal year as a result of the sale by the Company of 2,300,000 shares of its formerly wholly-owned subsidiary RehabCare. Prior to the sale the Company owned a 48% interest in RehabCare which was accounted for on the equity method. Subsequent to the sale, the Company no longer has an interest in RehabCare and no longer reports a portion of RehabCare's earnings in its statement of operations. Included in the loss for fiscal 1993 is a charge of approximately $6.7 million, attributable to restructuring the organization, of which and $1.2 million was reclassified as asset write-downs during the fourth quarter. In fiscal 1993, the Company recorded pretax charges of approximately $4.4 million primarily associated with the write-down of property and equipment held for sale. Of this amount, $3.4 million was a result of revaluing certain under performing assets that the Company had designated for disposition and the remaining $1.0 million was attributable to the write-down of other property and equipment to net realizable value.

        Operating revenues declined $17.6 million or 34% from fiscal 1993, primarily as the result of the closure of four facilities during fiscal 1993, the sale of a fifth facility and the decline in both admissions and length of stay.

        Operating expenses decreased by approximately $19.0 million or 37%, primarily as a result of the closure of four facilities during fiscal 1993 and the sale of a fifth. General and administrative expenses declined by approximately $0.3 million or 5% in fiscal 1994 primarily as a result of management's continued effort to reduce corporate overhead expenses. Interest expense was reduced by $0.5 million or 30%, primarily as the result of the pay down of senior secured debt by approximately $1.9 million with the proceeds of asset sales. In addition, general and administrative expenses reflect a credit of $0.8 million for fiscal 1993. This credit is the result of the reduction of provisions for general and administrative expenses.

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


                                                             Same Store Utilization
                                 -----------------------------------------------------------------------------
                                            Fiscal 1994                                Fiscal 1993
                                 ------------------------------------     ------------------------------------
                                  4th       3rd       2nd        1st       4th         3rd      2nd      1st
                                  Qtr.      Qtr.      Qtr.       Qtr.      Qtr.        Qtr.     Qtr.     Qtr.
                                 -----     -----     -----      -----     ------      -----    ------   ------
Admissions  . . . . . . . .      1,011       955       996        954      1,019        914     1,058    1,213
Average length of stay  . .         10       9.9       9.9         10       10.1       10.2      11.8     12.0
Patient days  . . . . . . .      9,792     9,409     9,897      9,587     10,277      9,348    12,524   14,582
Average occupancy rate  . .         30%       30%       31%        30%        32%        30%       40%      46%

        Overall operating revenue per patient day increased by 20% to $618 in fiscal 1994 from fiscal 1993 and overall patient days declined 53% to 38,685, resulting in a decrease of approximately $18.0 million, or 43%, in operating revenues. In addition to the decrease caused by the sale and/or closure of hospitals, the Company believes that the increasing role of HMOs, reduced benefits from employers and indemnity companies, a greater number of competitive beds and a shifting to outpatient programs are responsible for this decline in patient days. In response to these factors the Company accelerated the development of effective, lower cost outpatient, day care, and partial hospitalization programs in conjunction with its freestanding facilities, and shifted its marketing activities toward developing relationships and contracts with managed care and other organizations which pay for or broker such services.

        The following table illustrates the revenues in outpatient and day care programs offered by the freestanding facilities on a "same store" basis:

                                                       Net Outpatient/Day care Revenues
                                ------------------------------------------------------------------------------
                                                             (Dollars in thousands)
                                             Fiscal 1994                               Fiscal 1993
                                -------------------------------------     ------------------------------------
                                  4th      3rd        2nd       1st        4th         3rd      2nd      1st
                                  Qtr.     Qtr.       Qtr.      Qtr.       Qtr.        Qtr.     Qtr.     Qtr.
                                ------    ------    ------     ------     ------       ----    ------  -------
Facilities offering . . . .          6         6         6          6          6          6         6        6
Net outpatient/day care
   revenues . . . . . . . .     $3,115    $2,546    $2,111     $1,965     $1,500       $988    $1,195   $1,539
% of total "same store"
   net operating revenues .         48%       43%       37%        35%        29%        21%       17%      18%

        The Company recorded no asset write-downs during fiscal 1994 and $4.4 million in asset write-downs during fiscal 1993 primarily related to the recognition of losses on facilities to be sold and revaluation of facilities designated for disposition. These amounts include the estimated future operating losses, selling costs and carrying costs of such facilities until disposition at an assumed future point in time. To the extent that actual costs and time required to dispose of the facilities differ from these estimates, adjustments to the amount written- down may be required. Future operating losses and carrying costs of such facilities will be charged back directly to the carrying value of the respective assets held for sale. Because chemical dependency treatment facilities are special purpose structures, their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment currently being experienced throughout the industry. In the first quarter of 1993, one facility previously designated for disposition was redesignated as continuing due to improved operating performance. In the second quarter of fiscal 1993, eight facilities previously designated for disposition were redesignated as continuing operations. These facilities were redesignated upon the termination of the sale/leaseback of properties to CMP Properties, Inc., a wholly-owned subsidiary (see Note 5-- "Property and Equipment Held for Sale"). In the fourth quarter of fiscal 1993, the Company closed four facilities which were listed for sale and sold another one. Additionally, three facilities closed in the fourth quarter of 1993, were sold during fiscal 1994. The Company currently has four facilities listed for sale, of which one was closed in fiscal 1993, and the other three in prior fiscal years. These facilities have been designated for disposition because of their weak market positions relative to competitors and limited prospects for generating an acceptable return on investment as an operating property. The Company will continue to evaluate the performance of all of these facilities in their respective markets, and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.

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

        The following table sets forth quarterly utilization data on a "same store" basis:

                                                             Same Store Utilization
                                 ------------------------------------------------------------------------------
                                            Fiscal 1994                                Fiscal 1993
                                 ------------------------------------     -------------------------------------
                                  4th       3rd       2nd        1st        4th        3rd       2nd      1st
                                  Qtr.      Qtr.      Qtr.       Qtr.       Qtr.       Qtr.      Qtr.     Qtr.
                                 -----     -----     -----      -----      -----      -----     -----    -----
Admissions  . . . . . . . .        713       630       644        645        598        636       629      588
Average length of stay  . .        7.8       6.9       7.4        7.6        7.7        8.0       8.9      8.7
Patient days  . . . . . . .      5,733     4,955     5,375      5,591      5,697      5,856     6,426    6,439
Average occupancy rate  . .         40%       36%       38%        39%        40%        42%       46%      45%


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

        The following table illustrates the revenues in outpatient and day care programs offered by eight contract units on a "same store" basis:

                                                       Net Outpatient/Day care Revenues
                                  ----------------------------------------------------------------------------
                                                             (Dollars in thousands)
                                             Fiscal 1994                               Fiscal 1993
                                  ----------------------------------        ----------------------------------
                                  4th      3rd        2nd       1st         4th       3rd        2nd      1st
                                  Qtr.     Qtr.       Qtr.      Qtr.        Qtr.      Qtr.       Qtr.     Qtr.
                                  ----     -----      ----      ----        ----      -----      ----     ----
Facilities offering . . . .          8         8         8          8          8          8         8        8
Net outpatient/day care
   revenues . . . . . . . .       $178      $160      $135       $153       $175       $146      $146     $134
% of total "same store"
   net operating revenues .         13%       13%       10%        10%        10%        11%        9%       8%


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

        Results for fiscal 1993 were impacted by a gain of approximately $13.1 million recorded during the second quarter of the fiscal year as a result of the sale by the Company of 2,300,000 shares of its formerly wholly-owned subsidiary RehabCare. Prior to the sale the Company owned a 48% interest in RehabCare which was accounted for on the equity method. Subsequent to the sale, the Company no longer has an interest in RehabCare and no longer reports a portion of RehabCare's earnings in its statement of operations. Included in the loss for fiscal 1993 is a charge of approximately $5.5 million, attributable to restructuring the organization, of which and $1.2 million was reclassified as asset write-downs during the fourth quarter. In fiscal 1993, the Company recorded pretax charges of approximately $4.4 million primarily associated with the write-down of property and equipment held for sale. Of this amount, $3.4 million was a result of revaluing certain under performing assets that the Company had designated for disposition and the remaining $1.0 million was attributable to the write-down of other property and equipment to net realizable value. During fiscal 1992, the Company recorded pretax charges of approximately $16.0 million primarily associated with the write-down of property and equipment held for sale. Of this amount, approximately $9.3 million was a result of revaluing certain under performing assets that the Company had designated for disposition. The remaining $6.7 million was attributable to the write-down to net realizable value of certain hospitals.

        Operating revenues declined $8.1 million or 14% from fiscal 1992, primarily as the result of the closure of four facilities during fiscal 1993, sale of a fifth facility, the decline in both admissions and length of stay and the redesignation of facilities as continuing operations.

        Operating expenses increased by approximately $12.1 million or 31%, primarily as a result of the redesignation of facilities as continuing operations, the expenses incurred in the development of psychiatric services at the company's freestanding facilities and the start- up costs associated with the development of its behavioral medicine managed care business. General and administrative expenses declined by approximately $7.2 million or 56% in fiscal 1993 primarily as a result of management's continued effort to reduce corporate overhead expenses. Interest expense was reduced by $2.1 million or 55%, primarily as the result of the pay down of senior secured debt by approximately $11.8 million with the proceeds of asset sales, the lowering of the prime interest rate, and the reduction of interest expense attributable to the Financial Security Plan (see Note 13-- "Employee Benefit Plans").

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

        During fiscal 1994, the Company paid off its senior secured creditors and as a result, the Company had no senior secured debt at May 31, 1994.

        Management intends to seek to restructure several of its obligations and commitments. Management intends that this "global restructuring" includes as many of the following steps as possible: (I) the effectuation of a 1-for-10 reverse stock split; (ii) completion of the proposed settlement of the Company's payroll tax audit with the IRS; (iii) restructuring of the Company's financial obligations represented by the Company's Debentures; and (iv) an equity capital infusion. While management believes that the steps described in the "global restructuring" are obtainable, no assurance can be given that all of the foregoing steps will be successfully completed.

        The Company's primary use of working capital is to fund operating losses while it seeks to restore profitability to certain of its freestanding facilities, expand its behavioral medicine managed care business and contracts and implement and complete the "global restructuring". Should the Company be unable to complete the sales transactions during fiscal 1995 for the remaining properties included in current assets, the Company's working capital would be adversely affected in a material manner. In addition, should the Company be unable to improve the performance of its freestanding hospital operations, the Company may be unable to meet the terms and conditions required as part of the Company's "global restructuring.". The Company has experienced good success with the disposal of its assets held for sale and has been able to dispose of such assets at favorable prices and terms. The remaining properties included in current assets are either under a letter of intent or are in active negotiation for sale and expected to be sold in the near future. The proceeds from the sale of assets will be utilized during the fiscal to fund and expand the Company's operations and implement the Company's restructuring plans. Management believes that it will complete the sales transactions required in order to meet the working capital needs of the Company.

        Based upon the Company's current level of business operations and upon the Company's current cash flow from operations combined with current cash on hand of $1.8 million, the Company expects to be able to meet the obligations required by operations during fiscal 1995. The cash needs of the Company may vary from month to month depending upon the actual level of business activity. This activity has been projected based upon actual performance during fiscal 1994, and known contract and cyclical changes to project fiscal 1995.

        The Company estimates expenses or obligations reflecting extraordinary expenses; (i.e., the IRS settlement payment proposed at $5 million), and inflows; (i.e., equity infusions, legal settlements), which will assist the Company to meet certain obligations and provide for working capital. Other inflows expected by the Company during the next fiscal year are the proceeds from the sale of assets currently held for sale. The Company assumes that it will sell its facilities held as current assets and projects the gross proceeds from such sales to be approximately $7.0 million. The Company intends to utilize such proceeds to meet the working capital needs of the Company while it seeks to expand its behavioral medicine managed care and contracts businesses and complete its restructuring plans. In addition to the proposed settlement with the IRS, proceeds will be utilized to meet the Company's obligation with the Debenture Holders (see Note 10-- "Long-Term Debt and Short-Term Borrowings"). The above is subject to variation due to unforeseen business and economic influences outside the Company's control.

        In prior years, the Company established a restructuring reserve, (see
Note 9-- "Accounts Payable and Accrued Liabilities"). One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non- performing and underutilized assets. Many of the Company's inpatient facilities have been sold or are in the process of being closed or sold. In previous years, the Company was obligated to support and fund freestanding facilities with negative cash flow. As a result, in the future, the Company will no longer be obligated with the cash flow requirements associated with such facilities.

        During fiscal 1995, the Company intends to restructure its debt service which is primarily the Company's obligation under the Debentures. Such relief may be contingent upon the Company's ability to file certain registration statements with the Securities and Exchange Commission and to raise capital which may be required under the terms of any agreement with the holders of the Company's debentures. The elimination of such debt service will decrease the Company's future cash flow requirements

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                    YEARS ENDED MAY 31, 1994, 1993 AND 1992





                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       22
Consolidated Balance Sheets, May 31, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . .       23
Consolidated Statements of Operations, Years Ended May 31, 1994, 1993 and 1992  . . . . . . . . . .       24
Consolidated Statements of Stockholders' Equity, Years Ended May 31, 1994, 1993 and 1992  . . . . .       25
Consolidated Statements of Cash Flows, Years Ended May 31, 1994, 1993 and 1992  . . . . . . . . . .       26
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       27




Financial Statement Schedules:

V.  Property and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46
VI. Accumulated Depreciation and Amortization of Property and Equipment   . . . . . . . . . . . . .       47
X.  Supplementary Statements of Operations Information  . . . . . . . . . . . . . . . . . . . . . .       48

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





/s/ ARTHUR ANDERSEN LLP

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




/s/ KPMG Peat Marwick LLP

St. Louis, Missouri
August 27, 1992

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                      MAY 31,
                                                                             -------------------------
                                                                               1994             1993
                                                                             --------         --------
                                          A S S E T S                         (DOLLARS IN THOUSANDS)
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         $ 1,781         $  1,126
    Accounts and notes receivable, less allowance for
       doubtful accounts of $1,574 and $2,489 . . . . . . . . . . . .           5,848            7,702
    Property and equipment held for sale  . . . . . . . . . . . . . .           6,939            8,254
    Other current assets  . . . . . . . . . . . . . . . . . . . . . .             508            1,896
                                                                             --------         --------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .          15,076           18,978
                                                                             --------         --------

Property and equipment, at cost . . . . . . . . . . . . . . . . . . .          29,326           31,432
Less accumulated depreciation and amortization  . . . . . . . . . . .         (13,338)         (13,229)
                                                                             --------         --------
Net property and equipment  . . . . . . . . . . . . . . . . . . . . .          15,988           18,203
                                                                             --------         --------
Property and equipment held for sale  . . . . . . . . . . . . . . . .             ---            7,098
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,162            2,689
                                                                             --------         --------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 33,226         $ 46,968
                                                                             ========         ========



                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities  . . . . . . . . . . . .        $ 13,776         $ 15,737
    Current maturities of long-term debt  . . . . . . . . . . . . . .             154            2,137
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . .             734              666
                                                                             --------         --------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . .          14,664           18,540
                                                                             --------         --------

Long-term debt, excluding current maturities  . . . . . . . . . . . .          10,477           10,652
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           2,986            4,825
Commitments and contingencies (see Note 15)
Stockholders' equity:
    Preferred stock, $50.00 par value; authorized 60,000 shares . . .             ---              ---
    Common stock, $.10 par value; authorized 30,000,000 shares;
       issued and outstanding 21,986,916 shares . . . . . . . . . . .           2,199            2,199
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . .          37,883           37,883
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .         (34,983)         (27,131)
                                                                             --------         --------
Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . .           5,099           12,951
                                                                             --------         --------
Total liabilities and stockholders' equity  . . . . . . . . . . . . .        $ 33,226         $ 46,968
                                                                             ========         ========





  The accompanying notes are an integral part of these consolidated financial statements.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        YEAR ENDED MAY 31,
                                                                -----------------------------------
                                                                  1994         1993          1992
                                                                -------      --------       -------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues and gains:
    Operating revenues  . . . . . . . . . . . . . . . . .       $34,277      $ 51,847       $59,969
    Gain on sale of RehabCare stock, net  . . . . . . . .           ---        13,114        17,683
    Gain on Sovran settlement, net  . . . . . . . . . . .           ---           584           ---
    Interest income . . . . . . . . . . . . . . . . . . .            50            69           336
    Equity in earnings of unconsolidated affiliates . . .           ---           384           168
                                                                -------      --------       -------
                                                                 34,327        65,998        78,156
                                                                -------      --------       -------

Costs and expenses:
    Operating expenses  . . . . . . . . . . . . . . . . .        31,875        50,924        38,810
    General and administrative expenses . . . . . . . . .         5,455         5,754        12,946
    Provision for doubtful accounts . . . . . . . . . . .         1,558         6,187         6,065
    Depreciation and amortization . . . . . . . . . . . .         1,762         2,946         2,602
    Loss on sale/write-down of assets . . . . . . . . . .           ---         4,382        15,986
    Interest expense  . . . . . . . . . . . . . . . . . .         1,228         1,759         3,908
    Other restructuring/nonrecurring expenses . . . . . .           ---         5,452         2,152
                                                                -------      --------       -------
                                                                 41,878        77,404        82,469
                                                                -------      --------       -------

Loss before income taxes  . . . . . . . . . . . . . . . .        (7,551)      (11,406)       (4,313)

Provision for income taxes  . . . . . . . . . . . . . . .           301           194           249
                                                                -------      --------       -------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . .       $(7,852)     $(11,600)      $(4,562)
                                                                =======      ========       =======

Net loss per share  . . . . . . . . . . . . . . . . . . .        $(0.36)       $(0.53)       $(0.21)
                                                                 ======        ======        ======





  The accompanying notes are an integral part of these consolidated financial statements.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                     ADDITIONAL                                      TOTAL
                                     COMMON STOCK      PAID-IN  ACCUMULATED   TREASURY   STOCK   STOCKHOLDER'S
                                  SHARES     AMOUNT    CAPITAL    DEFICIT      SHARES    AMOUNT     EQUITY
                                  ------     ------  ---------- -----------   --------   ------  -------------
                                                           (AMOUNTS IN THOUSANDS)
Balance, May 31, 1991 . . . . .   21,921      $2,192   $38,743   $(10,969)     (80)     $(990)      $28,976
    Net loss  . . . . . . . . .      ---         ---       ---     (4,562)      ---       ---        (4,562)
    Shares issued from
        treasury stock  . . . .      ---         ---      (597)       ---        49       602             5
    Retirement of treasury stock     (31)         (3)     (385)       ---        31       388           ---
    Exercise of stock options .       17           2        20        ---       ---       ---            22
                                 -------      ------   -------   --------   -------   -------       -------
Balance, May 31, 1992 . . . . .   21,907       2,191    37,781    (15,531)      ---       ---        24,441
    Net loss  . . . . . . . . .      ---         ---       ---    (11,600)      ---       ---       (11,600)
    Exercise of stock options .       40           4        46        ---       ---       ---            50
    Issuance of shares for the
         purchase of Mental
         Health Programs, Inc.        40           4        56        ---       ---       ---            60
                                 -------      ------   -------   --------  --------  --------       -------
Balance, May 31, 1993 . . . . .   21,987       2,199    37,883    (27,131)      ---       ---        12,951
    Net loss  . . . . . . . . .      ---         ---       ---     (7,852)      ---       ---        (7,852)
                                 -------      ------   -------   --------  --------  --------       -------
Balance, May 31, 1994 . . . . .   21,987      $2,199   $37,883   $(34,983)      ---  $    ---       $ 5,099
                                 =======      ======   =======   ========  ========  ========       =======





  The accompanying notes are an integral part of these consolidated financial statements.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED MAY 31,
                                                                          -------------------------------
                                                                           1994        1993         1992
                                                                          -------    --------     --------
                                                                               (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
 Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(7,852)   $(11,600)    $ (4,562)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . .           1,762       2,946        2,602
   Provision for doubtful accounts  . . . . . . . . . . . . . . .           1,558       6,187        6,065
   Gain on sale of RehabCare stock, net . . . . . . . . . . . . .             ---     (13,114)     (17,683)
   Gain on Sovran settlement, net . . . . . . . . . . . . . . . .             ---        (584)         ---
   Loss on sale/write-down of assets  . . . . . . . . . . . . . .              36       4,382       15,986
   Carrying costs incurred on property and equipment
     held for sale  . . . . . . . . . . . . . . . . . . . . . . .          (1,241)     (1,330)      (4,487)
   Other restructuring/non-recurring expenses . . . . . . . . . .             ---       5,452          ---
   Equity in earnings of unconsolidated affiliates  . . . . . . .             ---        (384)        (168)
   Decrease in refundable income taxes  . . . . . . . . . . . . .             ---         ---        4,650
   Decrease(increase) in accounts and notes receivable  . . . . .             452       2,542       (3,554)
   Decrease in accounts payable and accrued liabilities . . . . .          (2,762)     (4,927)      (1,719)
   Increase in income taxes payable . . . . . . . . . . . . . . .              68         ---          ---
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .             818         278       (6,759)
                                                                          -------    --------     --------
     Net cash used in operating activities  . . . . . . . . . . .          (7,161)    (10,152)      (9,629)
                                                                          -------    --------     --------

Cash flows from investing activities:
   Proceeds from sale of property and equipment
     (operating and held for sale)  . . . . . . . . . . . . . . .          10,357       3,489        4,700
   Proceeds from the sale of RehabCare stock  . . . . . . . . . .             ---      18,825       20,553
   Proceeds from Sovran settlement, net . . . . . . . . . . . . .             ---         584          ---
   Additions to property and equipment, net . . . . . . . . . . .            (383)       (474)        (726)
   Purchase of operating entity . . . . . . . . . . . . . . . . .             ---         (75)        (750)
   Distributions from joint ventures  . . . . . . . . . . . . . .             ---         ---           50
                                                                          -------    --------     --------
      Net cash provided by investing activities . . . . . . . . .           9,974      22,349       23,827
                                                                          -------    --------     --------

Cash flows from financing activities:
   Repayment of debt  . . . . . . . . . . . . . . . . . . . . . .          (2,158)    (11,835)     (17,071)
   Bank and other (repayments)borrowing . . . . . . . . . . . . .             ---      (1,266)       1,266
   Exercise of stock options  . . . . . . . . . . . . . . . . . .             ---          50           22
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .             ---         ---            5
                                                                          -------    --------     --------
     Net cash used in financing activities  . . . . . . . . . . .          (2,158)    (13,051)     (15,778)
                                                                          -------    --------     --------

Net increase(decrease) in cash and cash equivalents . . . . . . .             655        (854)      (1,580)
Cash and cash equivalents at beginning of year  . . . . . . . . .           1,126       1,980        3,560
                                                                          -------    --------     --------
Cash and cash equivalents at end of year  . . . . . . . . . . . .         $ 1,781    $  1,126     $  1,980
                                                                          =======    ========     ========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 1,302    $  2,050     $  4,237
                                                                          =======    ========     ========
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .         $   233    $    338     $    135
                                                                          =======    ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992


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

        Property and equipment held for sale, which are expected to be sold in the next fiscal year, are shown as current assets on the consolidated balance sheets. Gains and losses on facilities sold have been reflected in the statement of operations. Any impairments to the net realizable value of property and equipment held for sale have also been recorded in the statement of operations.

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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992




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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992





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

        In response to these continuing losses, the Company has taken steps to bring expenses in line with revenues by reducing staff, closure and disposition of various freestanding facilities and other cost cutting measures. Specifically, the Company closed six hospitals and sold one hospital in fiscal 1993. The closures of the facilities resulted in a reduction of work force from 1,223 employees at the beginning of fiscal 1993 to 501 employees as of May 31, 1994, a 59% reduction during the two year period. Costs related to the closure of these facilities, such as severance pay, were charged to the reserve for restructuring. Implementation of the closures provided working capital of approximately $3.4 million and a reduction in freestanding hospitals' operating expenses of 17% from the prior fiscal year. During fiscal 1994, no freestanding hospitals were closed, however, four of the previously closed hospitals were sold which provided working capital of approximately $10.3 million. The freestanding hospitals' loss was reduced from $10.0 million in fiscal 1993 to $0.4 million in 1994 as a result of these decisions. If utilization at particular facilities continues to deteriorate such that anticipated reductions in operating losses are not achieved, those facilities will also be considered for closure and disposition.

        The Company recorded $1.0 million in asset write-downs during fiscal 1994 and $4.4 million in asset write-downs during fiscal 1993, of which $1.0 million were asset write-downs related to the recognition of losses on facilities to be sold and $3.4 million for the revaluation of facilities designated for disposition. These amounts include the estimated future operating losses, selling costs and carrying costs of such facilities until disposition at an assumed future point in time. To the extent that actual costs and time required to dispose of the facilities differ from these estimates, adjustments to the amount written-down may be required. Future operating losses and carrying costs of such facilities will be charged back directly to the carrying value of the respective assets held for sale. Because chemical dependency treatment facilities are special purpose structures, their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment currently being experienced throughout the industry. In the second quarter of 1993, the Company redesignated various facilities as continuing operations and in the fourth quarter of 1993, closed four facilities, incurring significant operating losses. During fiscal 1994, none of the Company's remaining six operating facilities were designated for disposition.

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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992





        The Company's restructuring plans include the consolidation of facilities and offices and may include the closure and relocation of functions and/or personnel. The restructure of operations is expected to include: (I) closure and/or consolidation of current facilities and offices including the Company's Corporate Office in St. Louis, Missouri and the relocation of Corporate Headquarters back to its prior home in Newport Beach, California.
The consolidation and relocation of the Corporate Headquarters is expected to eliminate a sizable portion of ongoing corporate burden, estimated to be approximately $1.2 million (over the remaining life of the Corporate office lease of two and a half years) (ii) the staffing of senior management and key marketing positions with executives that have proven health care track records;
(iii) the closure of any operating facility that is not performing or meeting management's expectations; (iv) establishing additional contracts and products in AccessCare that will increase capitated revenue; and (v) establishing contracts or acquisitions that will grow and expand CareUnit. In addition, the Company is evaluating and realigning its focus and business. It is the Company's intent to redirect its emphasis from inpatient treatment to managed care and outpatient treatment. A major challenge facing the Company is to increase net revenues to offset the high expenses associated with implementing its "global restructuring" and absorbing the corporate overhead cost associated with a public company.

        Management intends to seek to restructure several of its obligations and commitments. Management intends that this "global restructuring" includes as many of the following steps as possible: (I) the effectuation of a 1-for-10 reverse stock split; (ii) completion of the proposed settlement of the Company's payroll tax audit with the IRS; (iii) restructuring of the Company's financial obligations represented by the Company's Debentures and (iv) an equity capital infusion. No assurance can be given that all of the foregoing steps will be successfully completed. The material components of the remaining liability as of May 31, 1994 includes severance, facility consolidation and relocation of operations, legal and tax settlements. Sources of funding are from the collections of patient and host hospital accounts receivable, capitation payments, existing cash on hand and the sale of assets as identified in the consolidated statements of cash flows.

        The Company's primary use of working capital is to fund operating losses while it seeks to restore profitability to certain of its freestanding facilities, expand its behavioral medicine managed care business and contracts and implement and complete the "global restructuring.". Should the Company be unable to complete the sales transactions for the remaining properties included in current assets, the Company's working capital would be materially adversely affected. In addition, should the Company be unable to improve the performance of hospital operations, the Company may be unable to meet the terms and conditions required as part of the Company's "global restructuring.". The Company has experienced success with the disposal of its assets held for sale and has been able to dispose of such assets at favorable prices and terms. The remaining properties included in current assets are either under a letter of intent or are in active negotiation for sale and expected to be sold during fiscal 1995. The proceeds from the sale of assets will be utilized during fiscal 1995 to fund and expand the Company's operations and implement the Company's restructuring plans. Management believes that it will complete the sales transactions required in order to meet the working capital needs of the Company during fiscal 1995.

        Based upon the Company's current level of business operations and upon the Company's current cash flow from operations combined with current cash on hand of approximately $1.8 million, the Company expects to be able to meet the obligations required by operations during fiscal 1995. The cash needs of the Company may vary slightly from month to month depending upon the actual level of business activity. This activity has been projected utilizing actual performance during fiscal 1994 and implementing known contract and cyclical changes to project fiscal 1995. The Company can estimate reasonable levels of cash requirements and reasonable levels of revenue for the next fiscal year. The Company can also project expenses and revenue of an extraordinary nature; i.e., the IRS settlement payments, and any other known one-time, non- recurring income items; i.e., equity infusions, legal settlements during the year which will assist the Company to meet certain obligations and provide for working capital. The above is subject to variation due to unforeseen business and economic influences outside the Company's control.

        Other inflows expected by the Company during the next fiscal year are the proceeds from the sale of assets currently held for sale. The Company assumes that it will sell its facilities held as current assets and projects the gross proceeds from such sales to be approximately $7.0 million. The Company intends to utilize such proceeds to meet the working capital

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992


needs of the Company while it seeks to expand its behavioral medicine managed care and contracts businesses and complete its restructuring plans. In addition, proceeds will be utilized to meet the Company's obligations under the Debentures (see Note 10-- "Long-Term Debt and Short- Term Borrowings").

        In prior years, the Company established a restructuring reserve. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and underutilized assets. Many of the Company's inpatient facilities have been sold or are in the process of being closed or sold. In previous years, the Company was obligated to support and fund freestanding facilities with operations that resulted in negative cash flow. Many of these facilities have been closed and/or sold. As a result, in the future, the Company will no longer be obligated with the cash flow requirements associated with such facilities.

        During fiscal 1995, the Company intends to seek relief of its debt service which is the Company's obligation under the Debentures. Such relief may be contingent upon the Company's ability to file certain registration statements with the Securities and Exchange Commission and to raise capital which may be required under the terms of any agreement with the holders of the Company's debentures. The elimination of such debt service will decrease the Company's monthly cash flow requirements in the future.

NOTE 3-- ACQUISITIONS AND DISPOSITIONS

        On July 3, 1991, RehabCare, a wholly-owned subsidiary of the Company as of May 31, 1991, and the Company completed an initial public offering of 2,500,000 shares of RehabCare common stock. Of the total shares sold to the public, 1,700,000 shares were sold by the Company and 800,000 shares were new shares issued by RehabCare. Net proceeds to the Company totaled approximately $20.6 million, of which approximately $11.3 million was used to pay a portion of the Company's senior secured debt. A gain of approximately $18 million on the sale of the RehabCare shares was recorded in the Company's consolidated statement of operations for the first quarter of fiscal 1992. The Company's remaining 48% interest (2,300,000 shares) in RehabCare was accounted for on the equity method (see Note 7-- "Investments in Unconsolidated Affiliates"). The Company sold its remaining 48% interest in RehabCare to RehabCare during fiscal 1993 and a gain of approximately $13.1 million was recorded in the Company's consolidated statement of operations for the second quarter of 1993. Net proceeds to the Company totaled $18.8 million which were used for the pay down of a portion of senior secured debt, short-term borrowings, and to fund working capital.

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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992


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

NOTE 4--  ACCOUNTS AND NOTES RECEIVABLE

        There were no current notes receivable as of May 31, 1994. Current notes receivable were $215,000 at May 31, 1993. The following table summarizes changes in the Company's allowance for doubtful accounts for the years ended May 31, 1994 and 1993 and the allowance for doubtful accounts and contractual adjustments for the year ended May 31, 1992:

                                             ADDITIONS CHARGED TO
                                             --------------------
                                 BALANCE AT           RESERVE FOR              WRITE-OFF     BALANCE AT
                                 BEGINNING              CLOSED                     OF          END OF
                                  OF YEAR    EXPENSE  FACILITIES   RECOVERIES   ACCOUNTS        YEAR
                                 ----------  -------  ----------   -----------  --------     ----------
                                                      (DOLLARS IN THOUSANDS)
Year ended May 31, 1994 . . .     $2,489     $3,841     $  ---       $(2,283)    $(2,473)     $ 1,574
Year ended May 31, 1993 . . .      4,137      9,379        ---        (3,192)     (7,835)       2,489


Year ended May 31, 1992 . . .      8,714      6,065      2,777         3,815     (10,489)      10,882

         The summary table for fiscal years 1994 and 1993 presents the rollforward of the allowance for doubtful accounts. Fiscal 1992 presents the allowance for doubtful accounts and contractual allowances. The effect of this change of presentation in this table represents, approximately, $6.7 million in contractual adjustments that are not included in the beginning balance at June 1, 1992. During fiscal 1993, the Company's freestanding facilities fully implemented their current write-off and reserve policy whereby all accounts past a certain aging category or otherwise deemed by management to be uncollectible are written-off and recorded as bad debt expense. For fiscal 1994 and 1993, any recoveries are reflected on the Company's consolidated statement of operations as a reduction to the provision for doubtful accounts in the period in which it is received. The Company's reserve for bad debt represented 21%, 24% and 20% of total receivables, for the years ended May 31, 1994, 1993 and 1992, respectively.




NOTE 5--  PROPERTY AND EQUIPMENT HELD FOR SALE

         The Company has decided to dispose of certain freestanding facilities and other assets (see Note 2-- "Operating Losses and Liquidity"). Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with an historical net book value of approximately $23.3 million and $38.2 million at May 31, 1994 and 1993, respectively, is carried at estimated net realizable value of approximately $6.9 million and $15.4 million at May 31, 1994 and 1993, respectively. In fiscal 1993 and 1992, aggregate losses were recorded totaling approximately $3.7 million and $15.2 million, respectively, to reflect these assets at estimated net realizable value and are included in loss on sale/write-down of assets in the consolidated statements of operations. Operating revenues and operating expenses of the facilities designated for disposition were approximately $0.1 million and $1.3 million, respectively, for the year ended May 31, 1994, and $0.8 million and $2.1 million, respectively, for the year ended May 31, 1993. In fiscal 1994, the Company determined that one operating facility had an impairment to its net realizable value and was reduced by $1.0 million.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992





        A summary of the transactions affecting the carrying value of property and equipment held for sale is as follows:

                                                                                   YEAR ENDED MAY 31,
                                                                          -----------------------------------
                                                                           1994         1993           1992
                                                                          -------      -------        -------
                                                                                 (DOLLARS IN THOUSANDS)
Beginning balance . . . . . . . . . . . . . . . . . . . . . . . .         $15,352     $ 35,568       $ 21,496
Designation of facilities as property and equipment held for sale             ---       10,977         29,456
Carrying costs incurred during phase-out period . . . . . . . . .           1,241        1,330          4,487
Carrying value of assets sold . . . . . . . . . . . . . . . . . .          (7,981)         ---         (4,700)
Contingencies for properties sold . . . . . . . . . . . . . . . .            (848)         ---            ---
Loss on sale/write-down of facilities . . . . . . . . . . . . . .            (825)      (3,670)       (15,171)
Redesignation of facilities as continuing operations  . . . . . .             ---      (28,853)           ---
                                                                          -------     --------       --------
Ending balance  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 6,939     $ 15,352       $ 35,568
                                                                          =======     ========       ========

    Contingencies for properties sold represent unresolved liabilities at the time of sale. Proceeds from the sale of property were $9.8 million for fiscal 1994 and $4.7 million for fiscal 1992. There were no property sales during fiscal 1993. The loss on sale/write-down of property and equipment held for sale and its operating properties are being reflected in the Company's consolidated statement of operations and consists of the following:

                                                                                   YEAR ENDED MAY 31,
                                                                          ----------------------------------
                                                                           1994          1993          1992
                                                                           ----          ----          ----
                                                                                 (DOLLARS IN THOUSANDS)
          Write-down of properties held for sale
                to net realizable value . . . . . . . . . . . . .         $  (825)     $(3,670)      $(15,171)
          Gain on properties held for sale  . . . . . . . . . . .           1,825          ---            ---
                                                                          -------      -------       --------
                                                                            1,000       (3,670)       (15,171)
                                                                          -------      -------       --------

          Write-down of operating properties  . . . . . . . . . .          (1,000)         ---            ---
          Loss on sale of operating properties  . . . . . . . . .             ---         (712)          (815)
                                                                          -------      -------       --------
                                                                           (1,000)        (712)          (815)
                                                                          -------      -------       --------

          Loss on sale/write-down of assets . . . . . . . . . . .         $   ---      $(4,382)      $(15,986)
                                                                          =======      =======       ========

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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992




NOTE 6--  PROPERTY AND EQUIPMENT

        Property and equipment, at cost, consists of the following:

                                                                                   AS OF MAY 31,
                                                                              -----------------------
                                                                               1994             1993
                                                                              -------         -------
                                                                               (DOLLARS IN THOUSANDS)

Land and improvements . . . . . . . . . . . . . . . . . . . . . .             $ 4,063         $ 4,117
Buildings and improvements  . . . . . . . . . . . . . . . . . . .              18,192          19,209
Furniture and equipment . . . . . . . . . . . . . . . . . . . . .               4,817           5,866
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . .               1,365           1,364
Capitalized leases  . . . . . . . . . . . . . . . . . . . . . . .                 889             876
                                                                              -------         -------
                                                                              $29,326         $31,432
                                                                              =======         =======

        Included in property and equipment are write-downs to net realizable value totaling $4,631,700 and $3,490,000 as of May 31, 1994 and 1993,
respectively. The loss on sale of property and equipment for the years ended May 31, 1994 and 1993 were $0 and $712,000 respectively, and are reflected on the Company's consolidated statement of operations.


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

Golden Valley Health Center

        The Company has a 50% interest in a joint venture agreement with a subsidiary of HealthOne Corporation (formerly The Health Central System). The joint venture owned and operated Golden Valley Health Center, a behavioral medicine facility located in a suburb of Minneapolis, Minnesota. This facility was sold to GVHC, Inc., an unrelated entity, during fiscal 1989. The terms of the sale included the joint venture holding a promissory note from the purchaser of the facility for $2.5 million. The Company serves as managing partner of the joint venture which holds a promissory note from the purchaser of the facility in the amount of $2.5 million. The purchaser was forced into receivership in January 1992 and was dissolved during fiscal 1994. The Company did not receive any proceeds from this dissolution. In fiscal 1991, the Company recorded its respective loss as a result of the uncollectability of the promissory note. The Company is in the process of dissolving this legal entity; however, there are no longer any transactions or results of operations to report.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992





RehabCare Corporation

        On July 3, 1991, RehabCare Corporation ("RehabCare"), a wholly-owned subsidiary of the Company as of May 31, 1991, and the Company completed an initial public offering of 2,500,000 shares of RehabCare common stock. Of the shares sold to the public, 1,700,000 shares were sold by the Company and 800,000 shares were new stock issued by RehabCare. Net proceeds to the Company totaled approximately $20.6 million, of which approximately $11.3 million was used to pay a portion of the Company's senior secured debt. A gain of approximately $18.0 million on the sale of the RehabCare shares was recorded in the Company's consolidated statement of operations for the first quarter of fiscal 1992. The Company's remaining 48% interest (2,300,000 shares) in RehabCare was accounted for on the equity method. The Company sold its remaining 48% interest in RehabCare to RehabCare during fiscal 1993 and a gain of approximately $13.1 million was recorded in the Company's consolidated statement of operations for the second quarter of 1993. Net proceeds to the Company totaled $18.8 million which were used for the pay down of a portion of senior secured debt, short-term borrowings, and to fund working capital. As of May 31, 1993, the Company no longer had any interest in the outstanding common stock of RehabCare. Earnings under the equity method related to the Company's ownership in RehabCare amounted to $384,000 and $1,224,000 for the years ended May 31, 1993 and 1992, respectively. Carrying value, cost and market value of the Company's remaining investment in RehabCare was $4.0, $3.1 and $19.6 million, respectively, at May 31, 1992. The condensed combined operating results of affiliates for fiscal 1993 and 1992 include the results of RehabCare subsequent to July 3, 1991 through the sale of the Company's remaining interest in November 1992. The Company no longer reports any investment in RehabCare.

Summary of Unconsolidated Affiliates

        The Company reported its interest in these affiliates on the equity method. Due to the termination of operations and/or dissolution of the above joint ventures, the condensed consolidated assets and liabilities of these affiliates are zero for fiscal 1993 and 1994. The condensed combined operating results of affiliates are as follows:

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992


                                                                                    YEAR ENDED MAY 31,
                                                                            -------------------------------
                                                                              1994        1993       1992
                                                                            -------      -------    -------
                                                                                  (DOLLARS IN THOUSANDS)
    Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   ---      $11,928    $47,854
    Costs and expenses:
       Operating, general and administrative  . . . . . . . . . . .             ---       10,536     45,500
       Depreciation and amortization  . . . . . . . . . . . . . . .             ---          148        559
                                                                            -------      -------    -------
                                                                                ---       10,684     46,059
                                                                            -------      -------    -------
    Earnings before income taxes  . . . . . . . . . . . . . . . . .             ---        1,244      1,795
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .             ---          443      1,360
                                                                            -------      -------    -------
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .         $   ---      $   801    $   435
                                                                            =======      =======    =======

NOTE 8--  OTHER ASSETS

    Other assets consist of the following:

                                                                                      AS OF MAY 31,
                                                                                 ----------------------
                                                                                  1994            1993
                                                                                 ------          ------
                                                                                 (DOLLARS IN THOUSANDS)

    Intangible assets, net  . . . . . . . . . . . . . . . . . . . .              $1,762          $1,877
    Deferred contract costs, net  . . . . . . . . . . . . . . . . .                  81             142
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 319             670
                                                                                 ------          ------
                                                                                 $2,162          $2,689
                                                                                 ======          ======

NOTE 9--  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following:

                                                                                      AS OF MAY 31,
                                                                                 ----------------------
                                                                                  1994            1993
                                                                                 ------          ------
                                                                                 (DOLLARS IN THOUSANDS)

    Accounts payable and accrued liabilities  . . . . . . . . . . .              $8,183          $8,974
    Accrued restructuring/ non-recurring expenses  . . . . . . .                  1,228           2,642
    Accrued salaries and wages  . . . . . . . . . . . . . . . . . .               1,140           1,527
    Accrued vacation  . . . . . . . . . . . . . . . . . . . . . . .                 576             628
    Accrued legal . . . . . . . . . . . . . . . . . . . . . . . . .                 353             234
    Payable to third-party intermediaries . . . . . . . . . . . . .               1,751             852
    Deferred compensation and severance . . . . . . . . . . . . . .                 545             880
                                                                                -------         -------
                                                                                $13,776         $15,737
                                                                                =======         =======

    A reserve for restructuring was established in fiscal 1993 for the purpose of implementing management's plan for the "global restructuring" of the Company. The following presents the amounts expensed and paid during fiscal 1994 and 1993:

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992




                                                                                    As of May 31,
                                                                                 ----------------------
                                                                                  1994           1993
                                                                                 ------         -------
                                                                                 (Dollars in thousands)

    Beginning balance . . . . . . . . . . . . . . . . . . . . . .                $2,642         $   ---
    Restructuring/ non-recurring expense  . . . . . . . . . . . .                   ---           5,452
    Less:
       Cash items . . . . . . . . . . . . . . . . . . . . . . . .                 1,377           1,460
       Non-cash items . . . . . . . . . . . . . . . . . . . . . .                    37             ---
    Reclassification to other non-current liabilities.  . . . . .                   ---           1,350
                                                                                 ------          ------
      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $1,228          $2,642
                                                                                 ======          ======

    Severance payments of $0.2 million and $0.6 million paid in fiscal 1994 and 1993, respectively, were the result of the closure and relocation of six freestanding facilities as part of the Company's "global restructuring" plan. This restructuring resulted in the termination of 53 employees during fiscal 1994 and 669 employees during fiscal 1993.

NOTE 10--  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

    Long-term debt consists of the following:

                                                                                   YEAR ENDED MAY 31,
                                                                               ------------------------
                                                                                 1994            1993
                                                                               --------         -------
                                                                                 (DOLLARS IN THOUSANDS)

Senior secured debt:
    Senior secured notes, bearing interest at 11.4%, payable
       semiannually, maturing in 1995 (b)(c)  . . . . . . . . . . .            $    ---         $ 1,944
                                                                                -------         -------
                                                                                    ---           1,944
9% to 10% notes, payable in monthly installments with maturity dates through 1995, collateralized by real and personal
    property having a net book value of $4,886  . . . . . . . . . .                  41              96
7.5% convertible subordinated debentures due 2010 (a) . . . . . . .               9,538           9,538
Capital lease obligations . . . . . . . . . . . . . . . . . . . . .                 740             780
Bank debt, interest and principal payable in monthly installments maturing in August 1997, collateralized by the trust of the
    former owner (d)  . . . . . . . . . . . . . . . . . . . . . . .                 312             408
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 ---              23
                                                                                -------         -------
Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . .              10,631          12,789

Less current maturities of long-term debt . . . . . . . . . . . . .                 154           2,137
                                                                                -------         -------
Long-term debt, excluding current maturities  . . . . . . . . . . .             $10,477         $10,652
                                                                                =======         =======

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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992


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

        (a) In April 1985, the Company issued $46 million in convertible subordinated debentures. These debentures require that the Company make semi-annual interest payments in April and October at an interest rate of 7.5%. The debentures are due in 2010 but may be converted to common stock of the Company at the option of the holder at a conversion price of $25.97 per share, subject to adjustment in certain events. The debentures are also redeemable at the option of the Company in certain circumstances. Mandatory annual sinking fund payments sufficient to retire 5% of the aggregate principal amount of the debentures are required to be made on each April 15 commencing in April 1996 to and including April 15, 2009. During fiscal 1991, holders of approximately $36.5 million debentures voluntarily converted their debentures into 11,667,200 shares of common stock at a temporarily reduced conversion price.

        (b) In July 1988, the Company and two subsidiaries of the Company issued $20 million in senior secured notes to a group of insurance companies. The notes were originally secured by three of the Company's freestanding facilities. See also note (C) below. Performance of the subsidiaries' obligations under the notes is guaranteed by the Company. The notes originally provided for the payment of interest at a fixed rate of 10.5% per annum. The notes require principal payments in five equal annual installments beginning on August 1, 1991, the first of which was prepaid in July 1990. Interest on the unpaid balance was payable semi-annually commencing February 1, 1989. From May 1990 to July 1992, the Company entered into several amendments to the trust indenture which changed certain restrictive covenants, collateral provisions, maturity dates and interest rates. The Company paid $5.5 million and $1.3 million with the proceeds of the sale of RehabCare stock on September 30, 1992 and November 13, 1992, respectively. The remaining balance at May 31, 1993 totaled $1.9 million, of which $0.6 million was paid on July 1, 1993, $0.6 million was paid on August 1, 1993 and the remaining balance was paid on October 1, 1993.

        (c) On May 3, 1990, the Company entered into a Collateral Trust Agreement for the benefit of the holders of the Company's senior secured debt, that is, the banks, the insurance companies and the revenue bondholder. Under this agreement, substantially all the Company's assets not previously pledged were pledged as additional collateral to secure the senior indebtedness. Substantially all the proceeds resulting from a sale of any of the pledged assets was used to repay senior indebtedness.

        (d) On December 30, 1992, the Company assumed approximately $456,000 in bank debt with the purchase of Mental Health Programs, Inc. (see Note 3-- "Acquisition and Dispositions"). The note is secured and guaranteed by the trust of the former owner of Mental Health Programs, Inc. The release of collateral and guarantee are contingent upon continued employment of the former owner with the Company. The note is payable at $8,000 per month with the balance due on August 31, 1997. Interest is at prime plus 1.5%.

NOTE 11--  LEASE COMMITMENTS

        The Company leases certain facilities, furniture and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, maintenance and repair expenses. Total rental expenses for all operating leases are as follows:

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992




                                                                                     YEAR ENDED MAY 31,
                                                                            ----------------------------------
                                                                             1994          1993          1992
                                                                            ------        ------        ------
                                                                                  (DOLLARS IN THOUSANDS)
       Minimum rentals  . . . . . . . . . . . . . . . . . . . . . .         $1,342        $1,257        $1,393
       Contingent rentals   . . . . . . . . . . . . . . . . . . . .            ---            15            59
                                                                            ------        ------        ------
       Total rentals  . . . . . . . . . . . . . . . . . . . . . . .         $1,342        $1,272        $1,452
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

        Future minimum payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at May 31, 1994:

                                                                                 CAPITAL         OPERATING
        FISCAL YEAR                                                               LEASES           LEASES
        -----------                                                              -------         ---------
                                                                                  (DOLLARS IN THOUSANDS)
        1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   167          $   719
        1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          138              359
        1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132              263
        1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132                7
        1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132              ---
        Later years   . . . . . . . . . . . . . . . . . . . . . . . . . . .          902              ---
                                                                                  ------           ------
        Total minimum lease payments  . . . . . . . . . . . . . . . . . . .       $1,603           $1,348
                                                                                                   ======
        Less amounts representing interest  . . . . . . . . . . . . . . . .          863
                                                                                  ------
        Present value of net minimum lease payments   . . . . . . . . . . .       $  740
                                                                                  ======


NOTE 12--  INCOME TAXES

    Provision for income taxes consist of the following:

                                                                                  YEAR ENDED MAY 31,
                                                                            ------------------------------
                                                                            1994         1993         1992
                                                                            ----         ----         ----
                                                                                (DOLLARS IN THOUSANDS)
Current:
    Federal . . . . . . . . . . . . . . . . . . . . . . . . . . .           $---         $---         $139
    State . . . . . . . . . . . . . . . . . . . . . . . . . . . .            301          194          110
                                                                            ----         ----         ----
                                                                            $301         $194         $249
                                                                            ====         ====         ====

        A reconciliation between benefit from income taxes and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income taxes is as follows:

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992


                                                                                    YEAR ENDED MAY 31,
                                                                            -------------------------------
                                                                              1994       1993         1992
                                                                            -------     -------     -------
                                                                                  (DOLLARS IN THOUSANDS)
Benefit from income taxes at the statutory tax rate . . . . . . . .         $(2,567)    $(3,878)    $(1,466)
State income taxes, net of federal tax benefit  . . . . . . . . . .             199         128          73
Amortization of intangible assets . . . . . . . . . . . . . . . . .              38          30          23
Tax effect of net operating loss  . . . . . . . . . . . . . . . . .           2,607       3,888       1,459
Alternative minimum tax expense in excess of regular
    tax expense . . . . . . . . . . . . . . . . . . . . . . . . . .             ---         ---         139
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              24          26          21
                                                                            -------     -------     -------
                                                                            $   301     $   194     $   249
                                                                            =======     =======     =======

        Deferred income taxes represent the tax effect related to recording revenue and expense items that are reported in different years for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are comprised of the following as of May 31, 1994 (dollars in thousands):

        Deferred Tax Assets:
            Net operating loss carry forward  . . . . . . . . . .                       $ 14,968
            Restructuring/non-recurring costs . . . . . . . . . .                          9,418
            Bad debt expense  . . . . . . . . . . . . . . . . . .                            568
            Employee benefits and options . . . . . . . . . . . .                            663
            Other, net  . . . . . . . . . . . . . . . . . . . . .                          2,185
                                                                                        --------
                 Total Deferred Tax Assets  . . . . . . . . . . .                         27,802
            Valuation Allowance . . . . . . . . . . . . . . . . .                        (24,404)
                                                                                        --------
                 Net Deferred Tax Assets  . . . . . . . . . . . .                          3,398
                                                                                        --------
        Deferred Tax Liabilities:
            Depreciation  . . . . . . . . . . . . . . . . . . . .                         (2,929)
            Cash to accrual differences . . . . . . . . . . . . .                           (469)
                                                                                        --------
                 Total Deferred Tax Liabilities . . . . . . . . .                         (3,398)
                                                                                        --------
        Net Deferred Tax Assets . . . . . . . . . . . . . . . . .                       $    ---
                                                                                        ========

        The Company is subject to alternative minimum tax ("AMT") at a 20% rate on alternative minimum taxable income which is determined by making statutory adjustments to the Company's regular taxable income. Net operating loss carry forwards may be used to offset only 90% of the Company's alternative minimum taxable income. The Company expensed federal income tax of $139,000 in 1992 and this amount is expected to be offset against another federal income tax liability relating to an AMT liability on earlier years (see Note 15-- "Commitments and Contingencies"). The Company will be allowed a credit carryover of $666,000 against regular tax in the event that regular tax expense exceeds the alternative minimum tax expense (see Note 15-- "Commitments and Contingencies").

        At May 31, 1994, the Company has net operating loss carry forwards of approximately $67 million for financial reporting purposes. For tax purposes, the Company has operating loss carry forwards of approximately $39 million which expire in 2006 through 2009. All benefits from recoverable Federal income taxes paid in prior years (tax carry backs) were recognized as of May 31, 1990. No further tax carry backs are available.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992




NOTE 13--  EMPLOYEE BENEFIT PLANS

        The Company had deferred compensation plans ("Financial Security Plans") for its key executives and medical directors. Under provisions of these plans, participants elected to defer receipt of a portion of their compensation to future periods. Upon separation from the Company, participants received payout of their deferred compensation balances over periods from five to fifteen years. Effective January 1, 1989, participants were not offered the opportunity to defer compensation to future periods. In June 1992, the Company terminated the plan and placed the remaining participants on 5-year payments. The consolidated balance sheet as of May 31, 1994 reflects the present value of the obligation to the participants under the plan of $924,000.

        The Company has a 401(k) Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed six consecutive months of employment are eligible to participate in the plan. Effective June 1, 1994, eligibility was modified to one year of employment and a minimum of twenty (20) regular scheduled hours per week. Each participant may contribute from 2% to 15% of his or her compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is non-discriminatory. The Company made approximately $20,000 and $9,000 in contributions to the Plan in fiscal 1994 and 1993, respectively. The Company did not make any matching contributions to the plan in fiscal 1992.

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

                                                                     NUMBER OF         OPTION PRICE PER
                                                                      SHARES           SHARE AGGREGATE
                                                                     ---------     ------------------------
                                                                                 (IN THOUSANDS)
Balance, May 31, 1991 . . . . . . . . . . . . . . . . . . . . .       432,500       $1.25-3.00       $  800
    Options exercised in fiscal 1992  . . . . . . . . . . . . .       (17,334)           $1.25          (22)
    Options canceled in fiscal 1992 . . . . . . . . . . . . . .       (42,500)          $2.125          (90)
    Options issued or regranted in fiscal 1992  . . . . . . . .       492,500      $2.125-3.38        1,057
    Options forfeited in fiscal 1992  . . . . . . . . . . . . .      (100,000)      $1.25-3.00         (283)
                                                                     --------                        ------
Balance, May 31, 1992 . . . . . . . . . . . . . . . . . . . . .       765,166       $1.25-3.38       $1,462
    Options forfeited in fiscal 1993  . . . . . . . . . . . . .      (130,000)      $1.25-3.38         (283)
                                                                     --------                        ------
Balance, May 31, 1993 . . . . . . . . . . . . . . . . . . . . .       635,166       $1.25-3.00       $1,179
    Options forfeited in fiscal 1994  . . . . . . . . . . . . .      (467,500)      $1.25-3.00         (830)
                                                                     --------                        ------
Balance, May 31, 1994 . . . . . . . . . . . . . . . . . . . . .       167,666       $1.25-3.00       $  349
                                                                     ========                        ======

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992


        Options under the 1988 Plans to purchase 126,009 shares and 464,123 shares were exercisable as of May 31, 1994 and 1993, respectively.

        The following table sets forth the activity related to nonstatutory options for the years ended May 31, 1994, 1993 and 1992:

                                                                     NUMBER OF            OPTION PRICE PER
                                                                       SHARE              SHARE AGGREGATE
                                                                     ---------           ------------------

                      (IN THOUSANDS)
Balance, May 31, 1991 . . . . . . . . . . . . . . . . . . . . .       200,000            $1.25        $ 250
    Options issued or regranted in fiscal 1992  . . . . . . . .       120,000            $1.25          150
                                                                     --------                         -----
Balance, May 31, 1992 . . . . . . . . . . . . . . . . . . . . .       320,000            $1.25        $ 400
    Options exercised in fiscal 1993  . . . . . . . . . . . . .       (40,000)           $1.25          (50)
                                                                     --------                         -----
Balance, May 31, 1993 . . . . . . . . . . . . . . . . . . . . .       280,000            $1.25        $ 350
    Options forfeited in fiscal 1994  . . . . . . . . . . . . .      (120,000)           $1.25         (150)
                                                                     --------                         -----
Balance, May 31, 1994 . . . . . . . . . . . . . . . . . . . . .       160,000            $1.25        $ 200
                                                                     ========                         =====

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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992


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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1994, 1993 AND 1992


established a reserve with respect to covering expenses the Company expects RehabCare to incur under the Tax Sharing Agreement.

        The federal income tax returns of the Company for its fiscal ended 1984 and 1987 through 1991, have been examined by the IRS. The Company has provided the IRS with satisfactory documentary support for the majority of items questioned and those items have been deleted from the proposed assessment and accepted as originally filed. The remaining items have been agreed to and resulted in a disallowance of approximately $229,000 in deductions which will be offset against the Company's net operating losses available for carryover. The examination also included the review of the Company's claim for refund of approximately $205,000 relating to an amended return for the fiscal year ended May 31, 1992. During completion of the audit, the IRS noted that the Company had received excess refunds representing its AMT liability of approximately $666,000 in 1990 and 1991 from the carry back of net operating losses to the fiscal ended May 31, 1988 and 1989, respectively. On March 29, 1994, the Company agreed to the assessment of $666,000 plus interest and received the final bill of $821,000 during the fourth quarter of fiscal 1994. The Company has accrued for this liability, net of refunds, in income taxes payable.

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

           3. EXHIBITS

         EXHIBIT
         NUMBER                                         DESCRIPTION AND REFERENCE
         -------                                        -------------------------
         3.1     Restated Certificate of Incorporation (1).
         3.2     Restated Bylaws as amended March 24, 1994 (10).
         4.1     Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible
                 Subordinated Debentures (2).
         4.3     Rights Agreement dated as of April 19, 1988 between the Company and Security Pacific National Bank (3).
         10.1    Standard form of CareUnit Contract (4).
         10.2    Standard form of CarePsychCenter Contract (4).
         10.4    Financial Security Plan for executive management and medical directors (5)*.
         10.5    Form of Stock Option Agreement (4)*.
         10.6    Form of Indemnity Agreement as amended March 24, 1994 (10)*.
         10.28   The Company's Employee Savings Plan as amended and restated as of June 30, 1993 (6)*.
         10.31   Agreement between the Company and Livingston & Company dated April 1, 1991 (7).
         10.32   Shareholder Agreement dated as of May 8, 1991 between the Company and RehabCare Corporation (7).
         10.33   Tax Sharing Agreement dated as of May 8, 1991 between the Company and RehabCare Corporation (7).
         10.35   Agreement between Company and Livingston & Co. dated December 21, 1991 (8).
         10.36   Option Agreement with Richard W. Wolfe dated July 1, 1992 (8).*
         10.37   Redemption Agreement dated September 1, 1992 between RehabCare and the Company (8).
         10.40   1988 Incentive Stock Option and 1988 Nonstatutory Stock Option Plans, as amended (8).*
         10.46   Employment Agreement dated December 30, 1992 between the Company and Walter E. Afield, M.D. (9).

         EXHIBIT
         NUMBER                                         DESCRIPTION AND REFERENCE
         -------                                        -------------------------
         10.47   Non-qualified Option Agreement dated December 30, 1992 between the Company and Walter E. Afield, M.D. (9).
         10.48   Non-Qualified Stock Option Agreement dated February 2, 1993, between the Company and Fred C. Follmer (10).
         11      Computation of Loss Per Share (10).
         22      List of the Company's subsidiaries (10).
         23.1    Consent of Arthur Andersen LLP (filed herewith).
         23.2    Consent of KPMG Peat Marwick LLP (filed herewith).
         27      Financial Data Schedule

-----------------------

 * Management contract or compensatory plan or arrangement with one or more directors or executive officers.
(1) Filed as an exhibit to the Company's Form 10-Q for the quarter ended August 31, 1986.
(2) Filed as an exhibit to the Company's Form S-3 Registration Statement No. 2-97160.
(3)  Filed as an exhibit to the Company's Form 8-K dated May 4, 1988.
(4) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1988.
(5) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1990.
(6) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1991.
(7) Filed as an exhibit to RehabCare Corporation's Form S-1 Registration Statement No. 33-40467.
(8) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1992.
(9) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1993.
(10) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1994.

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

        3) On June 30, 1994, the Company filed a current report on Form 8-K to report an assessment received from the IRS relating to the payroll tax audit for calendar years 1983 through 1988 (see Note 15 -- "Commitments and Contingencies").

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, SEPTEMBER 20, 1995.

                         COMPREHENSIVE CARE CORPORATION

                         BY   /S/ CHRISS W. STREET
                              -----------------------------
                                   CHRISS W. STREET

                                       CHAIRMAN
                              AND CHIEF EXECUTIVE OFFICER

                         BY   /S/ DREW Q. MILLER
                              -----------------------------
                                    DREW Q. MILLER

                              (PRINCIPAL FINANCIAL OFFICER)


                         BY   /S/ KERRI RUPPERT
                              -----------------------------
                                     KERRI RUPPERT

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

SIGNATURE                                 TITLE                                                    DATE
---------                                 -----                                                    ----
                                          CHAIRMAN, PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER
 /S/ CHRISS W. STREET                     (PRINCIPAL EXECUTIVE OFFICER)                      DECEMBER 13, 1995
-------------------------------
CHRISS W. STREET
                                          VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                           AND CHIEF OPERATING OFFICER
 /S/ DREW Q. MILLER                       (PRINCIPAL FINANCIAL OFFICER)                      DECEMBER 13, 1995
-------------------------------
DREW Q. MILLER
                                          VICE PRESIDENT, SECRETARY/TREASURER AND
                                          CHIEF ACCOUNTING OFFICER
 /S/ KERRI RUPPERT                        (PRINCIPAL ACCOUNTING OFFICER)                     DECEMBER 13, 1995
-------------------------------
KERRI RUPPERT


 /S/ J. MARVIN FEIGENBAUM                 VICE CHAIRMAN                                      DECEMBER 13, 1995
-------------------------------
J. MARVIN FEIGENBAUM


 /S/ WILLIAM H. BOUCHER                   DIRECTOR                                           DECEMBER 13, 1995
-------------------------------
WILLIAM H. BOUCHER


 /S/ W. JAMES NICOL                       DIRECTOR                                           DECEMBER 13, 1995
-------------------------------
W. JAMES NICOL

                         COMPREHENSIVE CARE CORPORATION

                      SCHEDULE V - PROPERTY AND EQUIPMENT

                    YEARS ENDED MAY 31, 1994, 1993 AND 1992




                                           BALANCE AT                    SALES                       BALANCE AT
                                          BEGINNING OF    ADDITIONS       AND         RECLASSI-        END OF
                                             PERIOD        AT COST    RETIREMENTS    FICATIONS(1)      PERIOD
                                          ------------    ---------   -----------    ---------       ----------
                                                                 (DOLLARS IN THOUSANDS)
Year ended May 31, 1994
  Land and improvements . . . . . . . .      $ 4,117         $---       $  ---        $    (54)        $ 4,063
  Buildings and improvements  . . . . .       19,209           82           99          (1,000)         18,192
  Furniture and equipment . . . . . . .        5,866          280        1,956             627           4,817
  Leasehold improvements  . . . . . . .        1,364            3           15              13           1,365
  Capitalized leases  . . . . . . . . .          876           18          ---              (5)            889
                                             -------         ----       ------        --------         -------
                                             $31,432         $383       $2,070        $   (419)        $29,326
                                             =======         ====       ======        ========         =======

Year ended May 31, 1993
  Land and improvements . . . . . . . .      $   ---         $---       $  ---        $  4,117         $ 4,117
  Buildings and improvements  . . . . .        2,963          203        2,731          18,774          19,209
  Furniture and equipment . . . . . . .        3,440          360        3,201           5,267           5,866
  Leasehold improvements  . . . . . . .          463          136           24             789           1,364
  Capitalized leases  . . . . . . . . .          ---           67          ---             809             876
                                             -------         ----       ------        --------         -------
                                             $ 6,866         $766       $5,956        $ 29,756         $31,432
                                             =======         ====       ======        ========         =======

Year ended May 31, 1992
  Land and improvements . . . . . . . .      $ 7,525         $---       $  ---        $ (7,525)        $   ---
  Buildings and improvements  . . . . .       25,309          337           56         (22,627)          2,963
  Furniture and equipment . . . . . . .       11,463          403        2,330          (6,096)          3,440
  Leasehold improvements  . . . . . . .          829           11          377             ---             463
  Capitalized leases  . . . . . . . . .          745          ---          745             ---             ---
                                             -------         ----       ------        --------         -------
                                             $45,871         $751       $3,508        $(36,248)        $ 6,866
                                             =======         ====       ======        ========         =======





(1) Includes amounts which have been reclassified from(to) property and equipment held for sale.

           See accompanying Report of Independent Public Accountants.

                        COMPREHENSIVE CARE CORPORATION

   SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND
                                  EQUIPMENT

                    YEARS ENDED MAY 31, 1994, 1993 AND 1992




                                           BALANCE AT                    SALES                      BALANCE AT
                                          BEGINNING OF    ADDITIONS       AND         RECLASSI-       END OF
                                             PERIOD        AT COST    RETIREMENTS    FICATIONS(1)     PERIOD
                                          ------------    ---------   -----------    ---------      ----------
                                                                 (DOLLARS IN THOUSANDS)
Year ended May 31, 1994
  Buildings and improvements  . . . . .      $ 7,670       $  887       $   95         $   205         $ 8,667
  Furniture and equipment . . . . . . .        4,470          507        1,877             311           3,411
  Leasehold improvements  . . . . . . .          792           79           14              81             938
  Capitalized leases  . . . . . . . . .          297           25          ---             ---             322
                                             -------       ------       ------         -------         -------
                                             $13,229       $1,498       $1,986         $   597         $13,338
                                             =======       ======       ======         =======         =======

Year ended May 31, 1993
  Buildings and improvements  . . . . .      $   871       $1,371       $  869         $ 6,297         $ 7,670
  Furniture and equipment . . . . . . .        1,338          926          922           3,129           4,471
  Leasehold improvements  . . . . . . .          383           82           22             349             792
  Capitalized leases  . . . . . . . . .          ---          ---          ---             296             296
                                             -------       ------       ------         -------         -------
                                             $ 2,592       $2,379       $1,813         $10,071         $13,229
                                             =======       ======       ======         =======         =======

Year ended May 31, 1992
  Buildings and improvements  . . . . .      $ 1,664       $1,268       $    8         $(2,053)        $   871
  Furniture and equipment . . . . . . .        8,579          982        1,246          (6,977)          1,338
  Leasehold improvements  . . . . . . .          528           66          308              97             383
  Capitalized leases  . . . . . . . . .          612           52          631             (33)            ---
                                             -------       ------       ------         -------         -------
                                             $11,383       $2,368       $2,193         $(8,966)        $ 2,592
                                             =======       ======       ======         =======         =======





(1) Includes amounts which have been reclassified from(to) property and equipment held for sale.





           See accompanying Report of Independent Public Accountants.

                         COMPREHENSIVE CARE CORPORATION

        SCHEDULE X - SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION

                    YEARS ENDED MAY 31, 1994, 1993 AND 1992





                                                                           1994      1993        1992
                                                                           ----     ------      ------
                                                                             (Dollars in thousands)
    Advertising costs . . . . . . . . . . . . . . . . . . . . . .          $566     $2,238      $2,557
                                                                           ====     ======      ======





           See accompanying Report of Independent Public Accountants.

                              INDEX TO EXHIBITS

         EXHIBIT
         NUMBER                                         DESCRIPTION AND REFERENCE
         -------                                        -------------------------
         3.1     Restated Certificate of Incorporation (1).
         3.2     Restated Bylaws as amended March 24, 1994 (10).
         4.1     Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible
                 Subordinated Debentures (2).
         4.3     Rights Agreement dated as of April 19, 1988 between the Company and Security Pacific National Bank (3).
         10.1    Standard form of CareUnit Contract (4).
         10.2    Standard form of CarePsychCenter Contract (4).
         10.4    Financial Security Plan for executive management and medical directors (5)*.
         10.5    Form of Stock Option Agreement (4)*.
         10.6    Form of Indemnity Agreement as amended March 24, 1994 (10)*.
         10.28   The Company's Employee Savings Plan as amended and restated as of June 30, 1993 (6)*.
         10.31   Agreement between the Company and Livingston & Company dated April 1, 1991 (7).
         10.32   Shareholder Agreement dated as of May 8, 1991 between the Company and RehabCare Corporation (7).
         10.33   Tax Sharing Agreement dated as of May 8, 1991 between the Company and RehabCare Corporation (7).
         10.35   Agreement between Company and Livingston & Co. dated December 21, 1991 (8).
         10.36   Option Agreement with Richard W. Wolfe dated July 1, 1992 (8).*
         10.37   Redemption Agreement dated September 1, 1992 between RehabCare and the Company (8).
         10.40   1988 Incentive Stock Option and 1988 Nonstatutory Stock Option Plans, as amended (8).*
         10.46   Employment Agreement dated December 30, 1992 between the Company and Walter E. Afield, M.D. (9).
         10.47   Non-qualified Option Agreement dated December 30, 1992 between the Company and Walter E. Afield, M.D. (9).
         10.48   Non-Qualified Stock Option Agreement dated February 2, 1993, between the Company and Fred C. Follmer (10).
         11      Computation of Loss Per Share (10).
         22      List of the Company's subsidiaries (10).
         23.1    Consent of Arthur Andersen LLP (filed herewith).
         23.2    Consent of KPMG Peat Marwick LLP (filed herewith).
         27      Financial Data Schedule

-----------------------

 * Management contract or compensatory plan or arrangement with one or more directors or executive officers.
(1) Filed as an exhibit to the Company's Form 10-Q for the quarter ended August 31, 1986.
(2) Filed as an exhibit to the Company's Form S-3 Registration Statement No. 2-97160.
(3)  Filed as an exhibit to the Company's Form 8-K dated May 4, 1988.
(4) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1988.
(5) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1990.
(6) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1991.
(7) Filed as an exhibit to RehabCare Corporation's Form S-1 Registration Statement No. 33-40467.
(8) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1992.
(9) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1993.
(10) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1994.