Form 10-Q
period 1995-11-30
COMPREHENSIVE CARE CORP
filed 1996-01-16
CIK 22872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended November 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to ______________

     Commission File Number 0-5751
                            ------

                         COMPREHENSIVE CARE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   95-2594724
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                350 West Bay Street, Costa Mesa, California 92627
                -------------------------------------------------
              (Address of principal executive offices and zip code)

       4350 Von Karman Avenue, Suite 280, Newport Beach, California 92660
       ------------------------------------------------------------------
        (Former address of the principal executive offices and zip code)

                                 (714) 222-2273
                                 --------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes /X/  No / /

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Classes                          Outstanding at January 9, 1996
--------------------------------------         ------------------------------
Common Stock, par value $.01 per share                2,656,928


The number of shares outstanding includes an aggregate of 442,433 shares previously sold by the Registrant and which the Registrant is obligated to issue. Issuance of which is pending the completion of administerial acts.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                      Index

Part I - Financial Information

    Item 1.  -  Condensed Consolidated Financial Statements

       Condensed consolidated balance sheets,
           November 30, 1995 and May 31, 1995..................................       3

       Condensed consolidated statements of operations for
           the three and six months ended November 30, 1995 and 1994...........       4

       Condensed consolidated statements of cash flows for
           the six months ended November 30, 1995 and 1994.....................       5

       Notes to condensed consolidated financial statements ...................       6


    Item 2. -  Management's discussion and analysis of financial condition and
                 results of operations.........................................      12



Part II - Other Information ...................................................      21

    Item 1. -  Legal Proceedings ..............................................      21

    Item 3. -  Defaults Upon Senior Securities.................................      22

    Item 4. -  Submission of Matters to a Vote of Security Holders.............      22

    Item 6. -  Exhibits and Reports on Form 8-K ...............................      23

    Signatures ................................................................      24

PART I.  -  FINANCIAL INFORMATION

ITEM 1. -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                               November 30,      May 31,
                                                                  1995            1995
                                                               ------------     --------
                                                               (Unaudited)       (Note)
ASSETS

Current assets:
     Cash and cash equivalents ..........................       $  5,883        $  1,542
     Accounts and notes receivable, less allowance for
         doubtful accounts of $1,034 and $1,096 .........          2,600           3,329
     Note receivable ....................................             --           2,750
     Property and equipment held for sale ...............          3,882              --
     Other current assets ...............................            724             391
                                                                --------        --------
Total current assets ....................................         13,089           8,012
                                                                --------        --------

Property and equipment, at cost .........................         18,573          25,181
Less accumulated depreciation and amortization ..........         (8,824)        (13,074)
                                                                --------        --------
Net property and equipment ..............................          9,749          12,107
                                                                --------        --------
Property and equipment held for sale ....................          2,342           3,746
Other assets ............................................          3,583           2,136
                                                                --------        --------
Total assets ............................................       $ 28,763        $ 26,001
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities ...........       $ 10,626        $ 10,235
     Long-term debt in default (see Note 2) .............          9,538           9,538
     Current maturities of long-term debt ...............          1,645           3,285
     Income taxes payable ...............................            344             296
                                                                --------        --------
Total current liabilities ...............................         22,153          23,354
                                                                --------        --------

Long-term debt, excluding current maturities ............          2,162           5,077
Other liabilities .......................................          8,040           1,503
Minority interest .......................................          1,000           1,000
                                                                --------        --------
Commitments and contingencies (see Note 5)
Stockholders' equity:
     Preferred stock, $50.00 par value; authorized 60,000
         shares .........................................             --              --
Common stock, $.01 par value; authorized 12,500,000
         shares; issued and outstanding 2,656,932
         and 2,464,516 shares ...........................             27              25
     Additional paid-in capital .........................         42,487          41,558
     Accumulated deficit ................................        (47,106)        (46,516)
                                                                --------        --------
         Total stockholders' equity(deficit) ............         (4,592)         (4,933)
                                                                --------        --------
Total liabilities and stockholders' equity ..............       $ 28,763        $ 26,001
                                                                ========        ========


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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                Three Months Ended               Six Months Ended
                                                    November 30,                    November 30,
                                                --------------------            --------------------
                                                1995            1994            1995            1994
                                                ----            ----            ----            ----
Revenues and gains:
    Operating revenues ................       $  7,605        $  7,351        $ 16,380        $ 15,408
    Gain on sale of assets ............          1,036              --           1,036              --
    Interest income ...................             54               5              64              11
                                              --------        --------        --------        --------
                                                 8,695           7,356          17,480          15,419
                                              --------        --------        --------        --------

Costs and expenses:
    Operating expenses ................          7,091           7,721          14,806          15,710
    General and administrative expenses          2,435             877           3,705           1,944
    Provision for doubtful accounts ...            389             433             669           1,183
    Depreciation and amortization .....            335             450             683             911
    Interest expense ..................            289             274             743             525
                                              --------        --------        --------        --------
                                                10,539           9,755          20,606          20,273
                                              --------        --------        --------        --------

Loss before income taxes ..............         (1,844)         (2,399)         (3,126)         (4,854)

Provision (benefit) for income taxes ..         (2,562)             72          (2,536)            117
                                              --------        --------        --------        --------
Net income/(loss) .....................       $    718        $ (2,471)       $   (590)       $ (4,971)
                                              ========        ========        ========        ========

Loss per share:

    Net income/(loss) .................       $   0.27        $  (1.18)       $  (0.22)       $  (2.28)
                                              ========        ========        ========        ========


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                   Six Months Ended
                                                                                   ----------------
                                                                              November 30,   November 30,
                                                                                  1995           1994
                                                                                 -------        -------
Cash flows from operating activities:
     Net loss ..............................................................     $  (590)       $(4,971)
Adjustments to reconcile net loss to net
            cash used in operating activities:
         Depreciation and amortization .....................................         683            911
         Provision for doubtful accounts ...................................         669          1,183
         (Gain)loss on sale/write-down of assets ...........................      (1,036)             6
         Carrying costs incurred on property and equipment held for sale ...        (240)          (234)
         Decrease in accounts and notes receivable .........................       2,873            822
         Decrease(increase) in other current assets and other assets .......      (1,708)            85
         Increase in accounts payable and accrued liabilities ..............         392            740
         Increase in income taxes payable ..................................       7,066             60
         Decrease in other liabilities .....................................        (481)          (119)
                                                                                 -------        -------
     Net cash provided by(used in) operating activities ....................       7,628         (1,517)
                                                                                 -------        -------

Cash flows from investing activities:
     Net proceeds(loss) from sale of property and equipment (operating and
     held for sale .........................................................         (42)           307
     Additions to property and equipment ...................................        (290)           (85)
                                                                                 -------        -------
     Net cash provided by(used in) investing activities ....................        (332)           222
                                                                                 -------        -------

Cash flows from financing activities:
     Bank and other borrowings .............................................       1,000             --
     Proceeds from the issuance of common stock ............................         930             --
     Repayment of debt .....................................................      (4,885)           (98)
                                                                                 -------        -------
     Net cash provided by(used in) financing activities ....................      (2,955)           (98)
                                                                                 -------        -------
Net increase(decrease) in cash and cash equivalents ........................       4,341         (1,393)

Cash and cash equivalents at beginning of period ...........................       1,542          1,781
                                                                                 -------        -------
Cash and cash equivalents at end of period .................................     $ 5,883        $   388
                                                                                 =======        =======


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1  -  BASIS OF PRESENTATION

        The condensed consolidated balance sheet as of November 30, 1995, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended November 30, 1995 and 1994 are unaudited and have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended November 30, 1995 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

        The Company's financial statements are presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred significant losses from operations in fiscal 1995 and continues to report losses for fiscal 1996. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems and the realization of the Company's plan of operations and the consolidated financial statements do not include any adjustments that might result from an unfavorable outcome of this uncertainty (see Note 2-- "Operating Losses and Liquidity").

        The weighted average number of shares outstanding used to compute loss per share were 2,628,000 and 2,097,000 for the three months ended November 30, 1995 and 1994, respectively; and 2,628,000 and 2,176,000 for the six months ended November 30, 1995 and 1994, respectively. All share and per share amounts contained in the Condensed Consolidated Financial Statements retroactively reflect the effect of the reverse stock split for all periods presented, which effect is to reduce the number of shares set forth by a factor of ten, with each stockholder's proportionate ownership interest remaining constant, except for payment in lieu of fractional shares.

NOTE 2  -  OPERATING LOSSES AND LIQUIDITY

        The Company reported net income of $0.7 million for the quarter ended November 30, 1995, versus a net loss of $2.5 million for the quarter ended November 30, 1994. As a result, the Company has an accumulated deficit of $47.1 million and a total stockholders' deficiency of $4.6 million as of November 30, 1995. Additionally, the Company's current assets at November 30, 1995 amounted to approximately $13.1 million and current liabilities were approximately $22.2 million, resulting in working capital deficiency of approximately $9.1 million and a current ratio of 1:1.7. The Company's primary use of available cash resources is to fund operations while it seeks to restore profitability to certain of its freestanding facilities and expand its behavioral medicine managed care business.

         Included in current and non-current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $6.2 million. In October 1995, the Company sold one of its operating facilities and in November 1995, closed another due to poor performance. In December 1995, the Company entered into escrow for the sale of this facility. Accordingly, the closed property was classified as property held for sale as of November 30, 1995.

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

        In previous years, the Company was obligated to support and fund certain poor performing freestanding facilities that now have been closed, including two such facilities closed in fiscal 1996 (see Note 3-- "Property and Equipment Held for Sale"). As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1995 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1995, known contract and cyclical changes, and also giving consideration to cash on hand at November 30, 1995 of $5.9 million, management expects the Company to be able to meet its cash obligations required by operations during fiscal 1996, including the Company's obligations under the Debentures. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity, and through the second quarter of fiscal 1996 the Company continues to incur losses from ongoing operations. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations.

        In October 1995, the Company received a $9.4 million refund related to its fiscal 1995 Federal tax return. The Company will utilize such proceeds to provide funds for the Debenture exchange, payoff the outstanding liabilities to the IRS, and/or additional operating needs. The statement of operations reflects the recognition of $2.6 million in tax benefits for this refund. In addition, in November 1995, the Company entered into a Secured Conditional Exchangeable Note Purchase Agreement for $1.0 million. The Company also anticipates utilizing one or more of the following potential sources of cash to provide funds for additional operating needs:

       - Included in current and non-current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $6.2 million. The Company expects to sell three of these facilities during the current fiscal year and has entered into a lease agreement on the fourth facility to an unrelated entity. However, some contracts have not been fully negotiated and proceeds from the sales or lease of such assets are not expected to be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1996, to fund and expand the Company's operations and implement the Company's restructuring plans.

       - In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a bond for the amount of the award and has filed an appeal of the judgment. Management is unable to predict whether any

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

       During the first quarter of fiscal 1996, the Company paid the IRS approximately $2.3 million pursuant to its settlement agreement (see Note 5-- "Commitments and Contingencies"). In addition, during the second quarter of fiscal 1996, the Company paid the IRS the remaining balance, including accrued interest, due on the settlement agreement of approximately $2.5 million.

NOTE 3  -  PROPERTY AND EQUIPMENT HELD FOR SALE

       The Company recorded no additional asset write-downs during the first two quarters of fiscal 1996 and fiscal 1995 in connection with the recognition of losses and revaluation of facilities closed, sold or designated for disposition. Future operating losses and carrying costs of such facilities will be charged directly to the carrying value of the respective property and equipment held for sale. Chemical dependency treatment facilities are special purpose structures. Their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment being experienced throughout the industry. In October 1995, the Company sold one of its operating facilities and in November 1995, the Company closed another due to poor performance. The Company will continue to evaluate the performance of its operating facilities in their respective markets, and, if circumstances warrant, modify the number of facilities designated for disposition.

       Property and equipment held for sale, which are expected to be sold within the next twelve month period, are shown as current assets on the consolidated balance sheets. Gains and losses on facilities have been reflected in the statement of operations. Any impairments to the net realizable value of property and equipment held for sale have also been recorded in the statement of operations. Three of the four closed freestanding facilities included in property and equipment held for sale are currently under sales contracts.

       A summary of the transactions affecting the carrying value of current and non-curent property and equipment held for sale for the six months ended November 30, 1995, is as follows (in thousands):

         Balance as of May 31, 1995 .....................................       $3,746

         Designation of facility as property and equipment held for
           sale..........................................................        2,211
         Loss on the sale of assets .....................................           16
         Carrying costs incurred during phase-out period ................          126
         Contingencies on properties sold ...............................          125
                                                                                ------
         Balance as of November 30, 1995 ................................       $6,224
                                                                                ======

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


        The loss on sale/write-down of peroperty held for sale and the gain on the sale of its operating properties are reflected on the Company's consolidated statement of operations and consists of the following for the six months ended November 30, 1995 (in thousands):

        Adjustment to properties held for sale
           to net realizable value ...........       $   141
        Loss on properties held for sale .....          (141)
                                                     -------
                                                          --
        Write-down of operating properties ...            --
        Gain on sale of operating properties .         1,036
                                                     -------

        Gain on sale/write-down of assets ....       $ 1,036
                                                     =======


NOTE 4 - INCOME TAXES

        On July 20,1995, the Company filed its Federal tax return for fiscal 1995. On August 4, 1995, the Company filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses described in Section 172(f) requesting a refund in the amount of $9.4 million. On August 30, 1995, the Company also filed amended Federal tax returns for several prior years to carry back losses under Section 172(f). The refunds claimed on the amended returns are approximately $11.7 million for 1986; $0.4 million for 1985; $0.7 million for 1983 and $0.4 million for 1982. The total refunds applied for are $22.6 million, $13.2 million for amended prior years' returns and $9.4 million for fiscal year 1995. Section 172(f) is an area of the tax law without substantial legal precedent. There may be opposition by the IRS as to the Company's ability to carry back such a major portion of losses. Therefore, assurances cannot be made to the Company's entitlement to all of these claims. Consequently, a valuation allowance has been established against $20.0 million of this potential tax benefit. In October 1995, the Company received a $9.4 million refund for fiscal 1995. Of this refund, $2.4 million has been reflected as a tax benefit as of November 30, 1995. In addition, as of November 30, 1995 the Company has reflected a tax benefit of $0.2 million, which is related to prior years' returns.

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

        On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). An amended petition was filed November 15, 1994. In the lawsuit, RehabCare alleges that it has incurred attorneys fees in connection with the settlement of certain tax issues with the IRS and has paid the IRS a settlement amount with respect to the years 1987 and 1988. RehabCare seeks the recovery from the Company of $588,000, plus interest, which RehabCare alleges is the amount it incurred for payments to the IRS in settlement of taxes and attorneys fees it incurred in dealing with the IRS. The Company has filed its answer and affirmative defenses contesting the right of RehabCare to obtain the relief it seeks. Discovery is ongoing. Until such discovery is complete, it is not possible to predict the likely outcome of the lawsuit. The Company intends to continue to vigorously defend this matter which is scheduled for trial in February 1996.

        In December 1994, the Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on a payroll tax audit for the calendar years 1983 through 1991. Pursuant to this settlement the Company agreed to pay the IRS $5.0 million with the Company having no obligation to pay any penalties or accrued interest. The IRS agent conducting the audit asserted that certain physicians, psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. The settlement was reviewed and accepted on behalf of the IRS by its district counsel. Payment terms have been accepted at 50% within 90 days of finalization with the remainder financed over the next five years. The unpaid balance bears interest at 9% per annum due and payable after the $5.0 million is paid. In March 1995, the Company paid $350,000 to the IRS against the initial payment due. In return, the IRS granted the Company an additional 120 days to pay the remaining balance of $2,150,000. In July 1995, the Company paid the remaining balance of the initial payment, and continued to make the monthly installment payments pursuant to the terms of the settlement through September 1995. In October 1995, the Company paid the remaining balance outstanding, including accrued interest, of $2.5 million. The Company utilized the proceeds from the 1995 Federal income tax refund to make such payment (see Note 4-- "Income Taxes").

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

NOTE 6 - SUBSEQUENT EVENTS

        On December 4, 1995, the Company relocated its corporate headquarters from Newport Beach to Costa Mesa, California.

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

        During the first quarter of fiscal 1996, the Company sold an aggregate of 155,000 shares of common stock to four accredited investors in private offerings for an aggregate of $930,000 paid in cash. The proceeds of such sales were used for working capital and other general corporate purposes. During the second quarter of fiscal 1996, the Company received a $9.4 million refund from its fiscal 1995 Federal tax return and entered into a Secured Conditional Exchangeable Note for $1.0 million. The proceeds of these items will be used to fund the exchange offer to the holders of Debentures and for working capital purposes.

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

RISK FACTORS

HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

       As of November 30, 1995, the Company had a stockholders' deficiency of $4.6 million, a working capital deficiency of approximately $9.1 million and a current ratio of 1:1.7. The loss from operations for the three months ended August 31, 1995 was $1.3 million and the net income for the three months ended November 30, 1995 was $0.7 million.

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

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

       The Company's negative cash flow from operations has consumed substantial amounts of cash. Also, the eminent retiring of 7 1/2% Convertible Subordinated Debentures, which the Company has agreed to use its best efforts to do before approximately July 31, 1995, will require substantial amounts of cash. Issuance of additional equity securities by the Company could result in substantial dilution to then-existing stockholders. In the event of a failure to meet these obligations on a timely basis, the Company may become liable for the entire $9,538,000 principal amount plus accrued interest from April 15, 1994, estimated at approximately $1,116,000 to October 15, 1995.

       During fiscal 1995 and 1996, a principal source of liquidity has been the private sale of debt securities convertible into equity. Under the shareholder policies of the NYSE, the Company may not be able to effect further sales of equity without shareholder approval; which if not obtained may adversely affect the Company with respect to future capital formation.

DISPOSITION OF ASSETS

       The Company has been required to dispose of various properties in order to raise working capital, and no assurance can be made that such dispositions will not have adverse effects on the Company's financial condition or that the Company has additional assets that could be disposed of in order to fund its capital requirements.

       In connection with a March 3, 1995 letter agreement with a representative of the debentureholders, the Company has agreed to pledge all of the shares of its CareUnit, Inc. subsidiary. The agreement provides that "At 150 days after the date of this Agreement, provided that the Participating Securityholders have in each material respect performed (with opportunity to cure if a cure is possible) their obligations required to be performed hereunder on or prior to such date, and if the Offer has not then been consummated, the Company shall pledge (with the Trustee, or an alternate acceptable to the Company, to act as pledgeholder on terms of a written agreement containing standard terms reasonably acceptable to the Participating Securityholders) all of the Shares as collateral for its obligation to purchase the Securities pursuant to the Offer or otherwise. Such pledge may only be foreclosed upon following 180 days after the date thereof at the request of any Securityholder or the Trustee if the Offer is not consummated on or prior to such date, provided that the Participating Securityholders have in each material respect performed (with opportunity to cure if a cure is possible) their obligations required to be performed hereunder on or prior to such date. ... Upon consummation of the
Offer, the said pledges shall be released." No assurances can be made that the Participating Securityholders will not demand or obtain a pledge of such shares or that any such pledged shares will be returned to the Company or that the Company will not be required to perform such agreement, or otherwise satisfy its obligations to debentureholders.

ENGAGEMENT OF ERNST & YOUNG LLP; DELAYS IN SEC FILINGS

       The Company engaged Ernst & Young LLP ("EY") to audit the Company's financial statements for the year ended May 31, 1995 on or about July 5, 1995. In addition, the Company may request Arthur Andersen LLP ("Andersen"), the Company's former auditors, to consent to the inclusion of its audit reports for the 1993 and 1994 fiscal years in various SEC reports or registration statements. As indicated by Andersen in its letter addressed to the SEC, Andersen intends to conduct a due diligence review in order to ascertain whether it believes that its report could be reissued without modifications, or what modifications of its report and qualifications or uncertainties therein would be necessary. The consent of Andersen to use such reports, or in lieu thereof reports of another auditor (requiring another complete audit of such periods) will be necessary in order to file registration statements to register shares of Common Stock under the Securities Act. In addition, the Company will solicit shareholder approval for the issuance of Common Stock pursuant to the Note, and such solicitation may require a proxy statement that includes financial statements and auditors' consents.

INVOLUNTARY BANKRUPTCY PETITION; ACCELERATION OF INDEBTEDNESS

       Despite the dismissal in March 1995 of the involuntary bankruptcy petition filed against the Company by three purported creditors, no assurance may be made that such or other persons whom the Company owes any debt could not file another involuntary petition in bankruptcy court. The Company's 7 1/2% Convertible Subordinated Debentures continue to be in default, including the payment default involving interest accruing from April 1994 on approximately $9.5 million of outstanding face amount, and interest on default interest, and continue to be purportedly accelerated, and immediately payable in full. To rescind the acceleration of the Debentures would require written consent of a majority of the Debentures and the cure of all existing defaults. The Company has filed and received SEC comments concerning a Schedule 13E-4 and a Schedule 14A for distribution to the debentureholders. No assurances can be made that the holders of Debentures will consent to rescission of the acceleration or that the defaults can be cured. The Company's ability to solicit consent of Debentureholders may be subject to Rule 14a under the Exchange Act, which may require that the Company provide audited and unaudited financial information to holders. In the event that the Company does not retire the Debentures as and when contemplated in the March 3, 1995 letter agreement, Debentureholders who filed the earlier involuntary petition may file another such petition. Other creditors may also file such a petition, or institute other actions against the Company, in order to prevent the Debentureholders from collecting on their debts in advance of payment to themselves.

TAXES

       The Company has received a tax refund of approximately $9.4 million from the carry back of fiscal 1995 specified losses defined in Section 172(f). This refund was reduced by a $2.5 million offset for the Company's outstanding obligation to the Internal Revenue Service ("IRS"), including interest, pursuant to a settlement agreement relating to tax years 1983 through 1991. Also, a $1.9 million commission was paid to Deloitte & Touche from the refund proceeds. Section 172(f) is an area of the tax law without substantial legal precedent. There may be substantial opposition by the IRS to a substantial portion of such claims, and no assurances can be made as to the ability to retain all tax refunds based on such deductions. Neither the Company nor the IRS will be precluded in any resultant tax audit from raising these and additional issues.

       The Company's ability to use any Net Operating Losses may be subject to limitation in the event that the Company issues or agrees to issue substantial amounts of additional equity. The Company monitors the potential for "change of ownership" and believes that the exchange of the Note as contemplated will not cause a "change of ownership;" however, no assurances can be made that future events will not act to limit the Company's tax benefits.

       The Company may be unable to utilize some or all of its allowable tax deductions or losses, which depends upon factors including the availability of sufficient net income from which to deduct such losses during limited carryback and carryover periods.

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS

       The Company's ability to succeed in increasing revenues may depend in part on the extent to which reimbursement of the cost of such treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services. As a result of reimbursement changes and competitive pressures, the contractual obligations of the Company have been subject to intense evaluation.

UNCERTAINTY OF PRICING; HEALTHCARE REFORM AND RELATED MATTERS

       The levels of revenues and profitability of healthcare companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of healthcare through various means. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement governmental controls on the price of healthcare. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. The Company cannot predict the effect healthcare reforms may have on its business, and no assurance can be given that any such reforms will not have a material adverse effect on the Company.

MANAGEMENT OF EXPANSION

       The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as managed care, are expected to place increased demands on the Company's resources. These demands are expected to require the retention of current management, the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to retain or acquire such services or to develop such expertise could have a material adverse effect on the prospects for the Company's success.

MANAGEMENT OF TRANSITION

       The Company's prospects for success depend, to a degree, on its ability to successfully implement its current restructuring plans. The failure of the Company to successfully transition, or any unanticipated or significant delays in such transition, could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to achieve its planned transition without disruption to its business or that the new facilities or management information system will be adequate to sustain future growth.

SHARES ELIGIBLE FOR FUTURE SALE

       The Company contemplates issuing substantial amounts of equity. Issuance of these shares, registration thereof pursuant to registration rights or otherwise, and additional sales of these shares could adversely affect the trading prices of the Common Stock.

PRICE VOLATILITY IN PUBLIC MARKET

       The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Trading prices of securities of companies in the managed care sector have experienced significant volatility.

ANTI-TAKEOVER PROVISIONS

       The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders, which could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. The Company's Restated Certificate of Incorporation also provides for a classified board of directors, with directors divided into three classes serving staggered terms. In addition, the Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. In addition, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition each share of the Company's Common Stock includes one right on the terms, and subject to the conditions, of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the price of the Company's Common Stock.

INVESTOR FILING REQUIREMENTS

       The Common Stock of the Company is a class of equity securities that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, an person's direct or indirect beneficial ownership of more than five percent of the outstanding Common Stock of the Company will result in the applicability of filing requirements pursuant to Regulation 13D-G. Reports of holdings on Schedule 13D or short form Schedule 13G, and amendments thereto, must be delivered by the investor to the Company, the principal exchange on which the Common Stock is traded, and the SEC at times required by such regulation. Additional requirements apply to ten-percent-beneficial holders under Rule 16 under the Exchange Act relating to short-swing profits. All filing and other requirements, whether or not stated above, are solely the responsibility of the investor. The Company requests that the investor consult legal counsel concerning any requirements that may apply.

ACCREDITED INVESTORS; MANNER OF SALE

       The Company's sale of the Note and Common Stock is intended to be made only to accredited investors and without any general solicitation or advertising. Failure of the Company to comply with requirements of Section 4(2) or 4(6) under the Act or Regulation D under the Act may have material adverse effects on the Company's financial condition and prospects. The investors' representations to the Company are material inducements to the Company. If the investors are aware of any reason that any of such exemptions under the Act is or may be unavailable, such investor should promptly inform the Company and not purchase the Note and Common Stock.

RESULTS OF OPERATIONS

Statistical Information

        The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:

                                               Three months ended                      Six months ended
                                     ------------------------------------------   ---------------------------
                                     November 30,   August 31,     November 30,   November 30,   November 30,
                                        1995           1995           1994           1995           1994
                                       -------        -------        -------        -------        -------
Managed care operations:
   Covered lives ...............       693,220        679,812        207,565        693,220        207,565

Patient days:
   Freestanding facilities .....         2,033          3,778          8,320          5,811         16,884
   Behavioral medicine
     contracts..................         4,383          5,534          8,027          9,917         16,607

Freestanding facilities:
   Occupancy rate ..............            14%            18%            27%            11%            27%
   Admissions ..................           353            573            909            926          1,888
   Average length of stay
     (days).....................             6              7              9              6              9

                                                       Three months ended                Six months ended
                                             --------------------------------------  --------------------------
                                             November 30,  August 31,  November 30,  November 30,  November 30,
                                                1995          1995         1994          1995          1994
                                               ------        ------       ------        ------        ------
Behavioral medicine contracts:
   Average occupied beds per contract              6             5             7             7             7
   Admissions ........................           584           770           990         1,354         2,062
   Average length of stay (days) .....             8             7             8             7             8

Total beds available at end of period:
   Freestanding facilities ...........            84           237           347            84           347
   Behavioral medicine contracts .....           114           141           199           114           199


Three Months Ended November 30, 1995 Compared to Three Months Ended August 31, 1995

       The Company reported net income of approximately $0.7 million or $0.27 per share for the quarter ended November 30, 1995, an improvement of approximately $2.0 million or $0.77 per share from the loss reported for the quarter ended August 31, 1995. Included in the three months ended November 30, 1995 is a gain of $1.0 million related to the sale of an operating facility in October 1995, and an income tax benefit of $2.6 million related to the carryback of fiscal 1995 losses defined under Section 172(f).

       Operating revenues decreased to $7.7 million in the second quarter of fiscal 1996 from $8.8 million in the first quarter or by 13%. This decrease is predominately related to a decline in revenues for freestanding facilities due to the sale of operations of one facility in October 1995 and the closure of another in November 1995. In addition, revenues for behavioral medicine contract operations declined by 10% during the second quarter. Operating expenses also declined in the second quarter of fiscal 1996 by 8% or $0.6 million. This decline was from freestanding operations and behavioral medicine contracts, which was offset by a slight increase in operating expenses for managed care operations.

       General and administrative expenses increased by $1.2 million during the second quarter of fiscal 1996 compared to the first quarter. The first quarter of fiscal 1996 includes a credit of $425,000 related to a settlement. The increase in general and administrative expenses during the second quarter of fiscal 1996 is attributable to an increase in behavioral medicine contracts and corporate expenses. Corporate general and administrative expenses for the quarter ended November 30, 1995 include $0.5 million for the fees paid related to the Company's fiscal 1995 Federal tax refund. The provision for doubtful accounts increased by $0.1 million for the second quarter of 1996 versus the first quarter as a result of an increase in bad debt related to contract operations.

       The Company recorded $1.0 million for the gain on the sale of assets during the second quarter of fiscal 1996. This gain is attributable to the sale of an operating facility in October 1995 and is included on the statement of operations.

       Current assets as of November 30, 1995 increased by $7.8 million as compared to August 31, 1995. This increase is predominately related to the receipt of the Company's fiscal 1995 Federal tax refund which increased cash and cash equivalents, and the reclassification of assets held for sale to current from property and equipment and non-current property and equipment held for sale. These increases were offset by a decline in accounts and notes receivable at November 30, 1995 of $1.3 million from the prior quarter. This decline is a result of the sale and closure of two freestanding facilities during the second quarter of fiscal 1996.

        Other assets increased at November 30, 1995 by $1.6 million from August 31, 1995. This increase predominantly represents the amount paid by the Company as a fee related to its fiscal 1995 Federal tax refund. Such fee is reimbursable if the IRS should disallow the deductions claimed under Section 172(f) (see Note 4 to the Company's Condensed Consolidated Financial Statements included herein).

        Current liabilities at November 30, 1995 increased $0.8 million as compared to August 31, 1995. This increase is primarily a result of an increase in accrued claims liabilities for managed care operations as a result of the increase in business experienced during fiscal 1996.

       Long-term debt declined by $2.5 million as of November 30, 1995 when compared to August 31, 1995 as a result of the payment of the settlement agreement with the IRS (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein). Other non-current liabilities increased by $6.7 million at November 30, 1995. This increase is a result of the tax refund received by the Company for carryback of fiscal 1995 losses defined under Section 172(f). A tax benefit has been recognized for $2.4 million of the refund and the remaining $7.0 million is included in non-current liabilities.

Managed Care Operations

       During the second quarter of fiscal 1996, the number of covered lives increased to 693,220. This increase is primarily attributable to new members under existing contracts. Comprehensive Behavioral Care, Inc. ("Comprehensive Behavioral") distinguishes itself from its competition by being the "science-based" provider of care and manages all clinical programs based upon proven treatment technologies.

       In the second quarter of fiscal 1996, operating revenues increased slightly to $3.5 million compared to the first quarter of $3.4 million. Operating expenses also increased slightly by $0.2 million or 7% in the second quarter of fiscal 1996. In addition, general and administrative expenses decreased to $0.4 million in the second quarter of fiscal 1996 as compared to the first quarter. As a result, the net operating loss for Comprehensive Behavioral for the second quarter of fiscal 1996 was $0.3 million, a increase of $0.1 million from the prior quarter.

Behavioral Medicine Contracts

       In the second quarter of fiscal 1996, CareUnit, Inc. ("CareUnit") operating revenues decreased $0.2 million or by 10% from the first quarter of fiscal 1996 and operating expenses declined by 4%. The decrease in operating revenues during the second quarter of fiscal 1996 combined with the slight decrease in operating expenses resulted in an increase in CareUnit's net operating loss by $0.3 million from the first quarter to $0.6 million.

       During the second quarter of fiscal 1996, patient days of service at behavioral medicine contracts declined by approximately 21% from 5,534 patient days to 4,383 patient days. Units which were operational for both the first and second quarters of fiscal 1996 experienced a 15% decrease in utilization to 4,383 patient days. Average net revenue per patient day at these units declined by 27% from the previous quarter resulting in a decline in an overall net inpatient operating revenues of 17% to $0.5 million. Net outpatient revenues for programs operational for both quarters at these units increased 18% from approximately $635,000 in the first quarter of 1996 to approximately $747,000 in the second quarter of fiscal 1996.

       The following table sets forth quarterly utilization data on a "same store" basis:

                                                                       Same Store Utilization
                                                                   ----------------------------
                                                                   Fiscal 1996      Fiscal 1996
                                                                   2nd Quarter      1st Quarter
                                                                   -----------      -----------
Admissions.......................................................      584               661
Average length of stay...........................................        8                 8
Patient days.....................................................    4,383             5,160
Average occupancy rate...........................................       43%               37%

       For units operational for both quarters, operating expenses increased 9%, when combined with the slight increase in operating revenues resulted in operating income at the unit level decreasing by 33% from the first quarter of fiscal 1996.

Freestanding Operations

       Operating revenues for freestanding operations decreased by $1.1 million or by 29% during the second quarter of fiscal 1996 compared to the prior quarter. During the second quarter of fiscal 1996, the Company sold one operating facility and closed another due to poor performance. In addition, operating expenses declined 20% or $0.7 million in the second quarter of fiscal 1996.

       Admissions in the second quarter of fiscal 1996 decreased to 353 from 573 in the first quarter, an overall decline of 38%. The following table sets forth selected quarterly utilization data on a "same store" basis:

                                                                      Same Store Utilization
                                                                   ----------------------------
                                                                   Fiscal 1996      Fiscal 1996
                                                                   2nd Quarter      1st Quarter
                                                                   -----------      -----------
Admissions.......................................................      282               278
Average length of stay...........................................        5                 6
Patient days.....................................................    1,444             1,540

       Net revenue per patient day for "same store" facilities increased to $1,150 for the second quarter of fiscal 1996 from $1,130 for the first quarter of fiscal 1996. Admissions increased for the quarter from 278 in the first quarter to 282 in the second quarter of fiscal 1996. The slight increase in admissions combined with the decline in length of stay resulted in a decrease in net operating revenues for the second quarter of fiscal 1996 of $0.1 million. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to impact utilization. The Company continues to focus its efforts toward providing effective, lower cost outpatient, partial hospitalization and daycare programs, obtaining psychiatric treatment licenses for its freestanding facilities, and toward establishing and maintaining relationships and contracts with managed care and other organizations which pay for or broker such services.

       The following table illustrates revenues in outpatient and daycare programs offered by the "same store" facilities:

                                                                  Net Outpatient/Daycare Revenues
                                                                  -------------------------------
                                                                      (Dollars in thousands)
                                                                   Fiscal 1996      Fiscal 1996
                                                                   2nd Quarter      1st Quarter
                                                                   -----------      -----------
Facilities offering .................................                     2               2
Net outpatient/daycare revenues .....................                $1,661          $1,740
% of total "same store" net operating revenues ......                    65%             63%

       Operating expenses at the Company's freestanding facilities on a "same store" basis increased $0.2 million and bad debt expense increased $0.1 million in the second quarter from the first quarter of fiscal 1996. As a result, net operating income decreased $0.4 million in the second quarter from the first quarter of fiscal 1996.

       The Company is taking steps to increase revenues, primarily through relicensing facilities to provide psychiatric treatment, and the continued development of its behavioral medicine managed care business. The Company is also implementing cost reduction measures, including the closure of selected facilities. In October 1995, the Company sold one operating facility and closed another in November 1995 due to poor performance. The Company owns six freestanding facilities. Two of the six owned facilities are currently operating. The Company will continue to evaluate the performance of these facilities in their respective markets and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.

Three Months Ended November 30, 1995 Compared to Three Months Ended November 30, 1994

       The Company reported a pretax loss of approximately $1.8 million for the second quarter of fiscal 1996, an improvement of approximately $0.6 million or 25% from the pretax loss of approximately $2.4 million reported for the second quarter of fiscal 1995. Included in revenues for the second quarter of fiscal 1996 is a gain of $1.0 million related to the sale of an operating facility in October 1995.

       Operating revenues for the second quarter of fiscal 1996 increased by $0.3 million or 4% from the second quarter of fiscal 1995. The second quarter of fiscal 1996 reflects an increase in managed care operating revenues of $2.4 million as compared to the second quarter of fiscal 1995. This increase in managed care operating revenues was offset by the decline in operating revenues from freestanding facilities due to the sale and closure of two facilities during the second quarter of fiscal 1996.

       Operating expenses decreased by approximately $0.6 million or 8% from the second quarter of fiscal 1995 compared to the first quarter of fiscal 1996. The decrease in operating expenses is primarily attributable to a decline in operating expenses for freestanding operations which was partially offset by a 100% increase in operating expenses related to managed care operations and 40% increase related to contract operations. General and administrative expenses increased by approximately $1.6 million from the second quarter of fiscal 1995 as a result of managed care operations expansion and development and $0.5 million in fees paid in the second quarter of fiscal 1996 related to the Company's fiscal 1995 Federal tax refund. The provision for doubtful accounts decreased by 10% during the second quarter of fiscal 1996 compared to the same period for fiscal 1995. This decrease is related to the decreased freestanding operations.

Six Months Ended November 30, 1995 Compared to Six Months Ended November 30,
1994

       The Company reported a pretax loss of approximately $3.1 million for the six months ended November 30, 1995 from the pretax loss of $4.9 million reported for the same period for fiscal 1995, an improvement of $1.8 million. Included in the results for fiscal 1996 is a gain of $1.0 million related to the sale of an operating facility in October 1995.

       Operating revenues increased by 7% or $1.0 million for the six months ended November 30, 1995 compared to the six months ended November 30, 1994. The increase in operating revenues is primarily attributable to an increase in managed care operations of $4.8 million which was offset by a decline of $4.1 million related to hospital operations. Operating expenses declined by 6% or $0.9 million for the six months ended November 30, 1995 as compared to the same period for fiscal 1995. This decline is attributable to a decrease in operating expenses for hospital operations of 40% or $4.3 million offset by an increase in operating expenses for managed care and contract operations of $2.8 million and $0.7 million, respectively. General and administrative expenses for the six months ended November 30, 1995 increased $1.8 million from the six months ended November 30, 1994. The increase in general and administrative expenses for the six months ended November 30, 1995 is attributable to managed care operations which reported no general and administrative expenses for the six months ended November 30, 1994, an increase of $0.2 million in contract operations general and administrative expenses and an increase in corporate general and administrative expenses which included $0.5 million for fees paid related to the Company's fiscal 1995 Federal tax refund. Bad debt expense declined $0.5 million or 43% for the six months ended November 30, 1995 as compared to the same period a year ago and is attributable to hospital operations. In addition, interest expense increased by $0.2 million or 42% for the six months ended November 30, 1995 compared to the six months ended November 30, 1994, as a result of the additional debt related to the Secured Conditional Exchangeable Note and IRS settlement agreement which were entered into during the third quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

       The Company reported net income of $0.7 million for the quarter ended November 30, 1995, versus a net loss of $2.5 million for the quarter ended November 30, 1994. As a result, the Company has an accumulated deficit of $47.1 million and a total stockholders' deficiency of $4.6 million as of November 30, 1995. Additionally, the Company's current assets at November 30, 1995 amounted to approximately $13.1 million and current liabilities were approximately $22.2 million, resulting in working capital deficiency of approximately $9.1 million and a current ratio of 1:1.7. The Company's primary use of available cash resources is to fund operations while it seeks to restore profitability to certain of its freestanding facilities and expand its behavioral medicine managed care business.

        Included in current and non-current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $6.2 million. In October 1995, the Company sold one of its operating facilities and in November 1995, closed another due to poor performance. In December 1995, the Company entered into escrow for the sale of this facility. Accordingly, the closed property was classified as property held for sale as of November 30, 1995.

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

       In previous years, the Company was obligated to support and fund certain poor performing freestanding facilities that now have been closed, including two such facilities closed in fiscal 1996 (see Note 3-- "Property and Equipment Held for Sale"). As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1995 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1995, known contract and cyclical changes, and also giving consideration to cash on hand at November 30, 1995 of $5.9 million, management expects the Company to be able to meet its cash obligations required by operations during fiscal 1996, including the Company's obligations under the Debentures. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity, and through the second quarter of fiscal 1996 the Company continues to incur losses from ongoing operations. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations.

       In October 1995, the Company received a $9.4 million refund related to its fiscal 1995 Federal tax return. The Company will utilize such proceeds to provide funds for the Debenture exchange, payoff the outstanding liabilities to the IRS, and/or additional operating needs. The statement of operations reflects the recognition of $2.6 million in tax benefits for this refund. In addition, in November 1995, the Company entered into a Secured Conditional Exchangeable Note Purchase Agreement for $1.0 million. The Company also anticipates utilizing one or more of the following potential sources of cash to provide funds for additional operating needs:

       - Included in current and non-current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $6.2 million. The Company expects to sell three of these facilities during the current fiscal year. However, some contracts have not been fully negotiated and proceeds from the sales or lease of such assets are not expected to be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1996, to fund and expand the Company's operations and implement the Company's restructuring plans.

       - In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a bond for the amount of the award and has filed an appeal of the judgment. Management is unable to predict whether any proceeds from this judgment will be received in fiscal 1996 (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

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

       During the first quarter of fiscal 1996, the Company paid the IRS approximately $2.3 million pursuant to its settlement agreement (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein). In addition, during the second quarter of fiscal 1996, the Company paid the IRS the remaining balance, including accrued interest, due on the settlement agreement of approximately $2.5 million.

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

       On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). An amended petition was filed November 15, 1994. In the lawsuit, RehabCare alleges that it has incurred attorneys fees in connection with the settlement of certain tax issues with the IRS and has paid the IRS a settlement amount with respect to the years 1987 and 1988. RehabCare seeks the recovery from the Company of $588,000, plus interest, which RehabCare alleges is the amount it incurred for payments to the IRS in settlement of taxes and attorneys fees it incurred in dealing with the IRS. The Company has filed its answer and affirmative defenses contesting the right of RehabCare to obtain the relief it seeks. Discovery is ongoing. Until such discovery is complete, it is not possible to predict the likely outcome of the lawsuit. The Company intends to continue to vigorously defend this matter which is scheduled for trial in February 1996.

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

In July 1995, the Company paid the remaining balance of the initial payment, and continued to make the monthly installment payments pursuant to the terms of the settlement through September 1995. In October 1995, the Company paid the remaining balance outstanding, including accrued interest, of $2.5 million. The Company utilized the proceeds from the 1995 Federal income tax refund to make such payment (see Note 4 to the Company's Condensed Consolidated Financial Statements included herein).

       An involuntary bankruptcy petition was dismissed on March 6, 1995 pursuant to an agreement dated March 3, 1995 between the Company and a representative of the petitioners. Under such agreement the Company has agreed, subject to the conditions therein, to offer to exchange for its outstanding
7 1/2% Convertible Subordinated Debentures a combination of cash and shares. See
Note 2 to the Company's Condensed Consolidated Financial Statements for a discussion of the Company's default in the payment of interest on its 7 1/2% Convertible Subordinated Debentures and the consequent acceleration of the full principal amount thereof. The foregoing is intended to disclose an event, and does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.

       In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to common stock and three year average net income among other items. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates success in "global restructuring" (see Note 2 to the Company's Condensed Consoldidated Financial Statement included herein) will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter of fiscal 1995 and during the first quarter of fiscal 1996, to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders pursuant to the exception to the NYSE policy for financially distressed companies.

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

       See the discussion contained in the third paragraph under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the Company's default in the payment of interest on its 7 1/2% Convertible Subordinated Debentures, and the acceleration thereof.

       In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to common stock and three year average net income among other items. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to original listing standards. Management anticipates that the "global restructuring" (see Note 2 to the Company Condensed Consolidated Financial Statements included herein) will be necessary to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter of fiscal 1995 and the first quarter of fiscal 1996 to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders pursuant to the exception to the NYSE policy for financialy distressed companies.

ITEM 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The results of the Company's Annual Shareholders' Meeting were reported in the Company's Report on Form 8-K dated November 9, 1995.

ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       27     Financial Data Schedules (filed herewith).

   (b) Reports on Form 8-K

       1) The Company filed a current report on Form 8-K dated November 9, 1995, under Item 5, to report: a) results of the Annual Shareholders' Meeting which included the election of a Class III Director; b) adoption of the Comprehensive Care Corporation 1995 Incentive Plan; and c) adoption of the Amended and Restated Non-Employee Directiors' Stock Option Plan.

       2) The Company filed a current report on Form 8-K dated November 15, 1995 on Form 8-K, under Item 5, to report the resignation of Mr. Rudy
           R. Miller from the Board of Directors.

       3) The Company filed a current report on Form 8-K, dated November 30, 1995, under Item 5, to report that the Company had entered into a Secured Conditional Exchangeable Note Purchase Agreement for $1.0 million.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMPREHENSIVE CARE CORPORATION

January 12, 1995                         By  /s/    DREW Q. MILLER
                                            ------------------------------------
                                                                  Drew Q. Miller
                                                         Chief Operating Officer
                                                    and Chief Financial Officer
                                                  (Principal Financial Officer)

January 12, 1995                         By  /s/      KERRI RUPPERT
                                            ------------------------------------
                                                                   Kerri Ruppert
                                                              Sr. Vice President
                                                    and Chief Accounting Officer
                                                  (Principal Accounting Officer)

                         COMPREHENSIVE CARE CORPORATION

                                  EXHIBIT INDEX

                     SECOND QUARTER ENDED NOVEMBER 30, 1995

                                                                    SEQUENTIALLY
                                                                        NUMBERED
                                                                            PAGE
                                                                            ----
EXHIBIT NO.             DESCRIPTION
-----------             -----------

27                      Financial Data Schedules (filed herewith).