Form 10-Q
period 1996-02-29
COMPREHENSIVE CARE CORP
filed 1996-04-15
CIK 22872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended February 29, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to

     Commission File Number 0-5751


                         COMPREHENSIVE CARE CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                     95-2594724
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organi-
 zation)


                350 West Bay Street, Costa Mesa, California 92627
              (Address of principal executive offices and zip code)

                                 (714) 222-2273
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Classes                              Outstanding at April 12, 1996
- --------------------------------------            -----------------------------
Common Stock, par value $.01 per share                      2,672,084

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                      Index





Part I - Financial Information


     Item 1.  -  Condensed Consolidated Financial Statements

         Condensed consolidated balance sheets,
             February 29, 1996 and May 31, 1995..................................................        3

         Condensed consolidated statements of operations for
             the three and nine months ended February 29, 1996 and February 28, 1995.............        4

         Condensed consolidated statements of cash flows for
             the nine months ended February 29, 1996 and February 28, 1995.......................        5

         Notes to condensed consolidated financial statements....................................        6



     Item 2. -  Management's discussion and analysis of financial condition and
                   results of operations.........................................................       11



Part II - Other Information......................................................................       26

     Item 1. -  Legal Proceedings................................................................       26

     Item 3. -  Defaults Upon Senior Securities..................................................       27

     Item 6. -  Exhibits and Reports on Form 8-K.................................................       27

     Signatures..................................................................................       28

PART I.  -  FINANCIAL INFORMATION

ITEM 1. -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                   February 29,        May 31,
                                                                                      1996              1995
                                                                                   ------------        -------
                                                                                   (Unaudited)         (Note)
ASSETS

Current assets:
      Cash and cash equivalents.................................................     $  3,214         $  1,542
      Accounts and notes receivable, less allowance for
           doubtful accounts of $1,056 and $1,096...............................        3,148            3,329
      Note receivable...........................................................          ---            2,750
      Property and equipment held for sale......................................        3,821             ---
      Other current assets......................................................          517              391
                                                                                     --------         --------
Total current assets............................................................       10,700            8,012
                                                                                     --------         --------

Property and equipment, at cost.................................................       18,742           25,181
Less accumulated depreciation and amortization..................................      ( 9,023)         (13,074)
                                                                                     --------         --------
Net property and equipment......................................................        9,719           12,107
                                                                                     --------         --------
Property and equipment held for sale ...........................................        2,455            3,746
Other assets....................................................................        3,724            2,136
                                                                                     --------         --------
Total assets....................................................................     $ 26,598         $ 26,001
                                                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued liabilities.................................     $ 10,078         $ 10,235
      Long-term debt in default (see Note 2)....................................        9,538            9,538
       Current maturities of long-term debt.....................................        1,630            3,285
      Income taxes payable......................................................          377              296
                                                                                     --------         --------
Total current liabilities.......................................................       21,623           23,354
                                                                                     --------         --------

Long-term debt, excluding current maturities....................................        2,048            5,077
Income taxes payable............................................................        7,018              ---
Other liabilities...............................................................          638            1,503
Minority interest...............................................................        1,000            1,000
                                                                                     --------         --------
Commitments and contingencies (see Note 5)
Stockholders' equity:
      Preferred stock, $50.00 par value; authorized 60,000 shares...............          ---              ---
      Common stock, $.01 par value; authorized 12,500,000 shares; issued and
           outstanding 2,662,085 and 2,464,516 shares...........................           27               25
      Additional paid-in capital................................................       42,517           41,558
      Accumulated deficit.......................................................      (48,273)         (46,516)
                                                                                     --------         --------
           Total stockholders' equity (deficit).................................     (  5,729)        (  4,933)
                                                                                     --------         --------
Total liabilities and stockholders' equity......................................     $ 26,598         $ 26,001
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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                              Three Months Ended                Nine Months Ended
                                                          ---------------------------       ---------------------------
                                                          February 29,   February 28,       February 29,   February 28,
                                                              1996          1995                1996           1995
                                                              ----          ----                ----           ----
Revenues:
     Operating revenues................................     $ 7,584        $ 6,467            $23,964        $21,859

Costs and expenses:
     Operating expenses................................       6,687          7,556             21,493         23,266
     General and administrative expenses...............       2,120          1,037              5,825          2,981
     Provision for doubtful accounts...................         251            234                920          1,417
     Depreciation and amortization.....................         300            438                983          1,349
                                                            -------        -------            -------        -------
                                                              9,358          9,265             29,221         29,013
                                                            -------        -------            -------        -------

Loss from operations...................................      (1,774)        (2,798)            (5,257)        (7,154)

     (Gain)/loss on sale of assets.....................          13             (4)            (1,023)           (19)
     Non-operating gain................................        (860)           ---               (860)           ---
     Interest income...................................        (100)           (20)              (164)           (31)
     Interest expense..................................         310            416              1,053            941
                                                            -------        -------            -------        -------

Loss before income taxes...............................      (1,137)        (3,190)            (4,263)        (8,045)
                                                            -------        -------            -------        -------

Provision (benefit) for income taxes...................          30             59             (2,506)           176
                                                            -------        -------            -------        -------

Net loss...............................................     $(1,167)       $(3,249)           $(1,757)       $(8,221)
                                                            =======        =======            =======        =======

Loss per share:

     Net loss..........................................     $ (0.44)       $ (1.42)           $ (0.67)       $ (3.69)
                                                            =======        =======            =======        =======

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                                          Nine Months Ended
                                                                                    February 29,     February 28,
                                                                                        1996             1995
                                                                                    ------------     ------------
Cash flows from operating activities:
      Net loss.................................................................       $(1,757)         $(8,221)
Adjustments to reconcile net loss to net
              cash used in operating activities:
           Depreciation and amortization.......................................           983            1,349
           Provision for doubtful accounts.....................................           920            1,417
           Gain on sale of assets..............................................        (1,057)             ---
           Loss on sale/write-down of assets...................................            37                4
           Carrying costs incurred on property and equipment held for sale.....          (293)            (382)
           Decrease in accounts and notes receivable...........................         2,013            1,415
           Increase in other current assets and other assets...................        (1,627)             (50)
           Decrease in accounts payable and accrued liabilities................          (157)              (1)
           Increase(decrease) in income taxes payable..........................            81             (511)
           Increase in non-current income taxes payable........................         7,018              ---
           Decrease in other [NON-CURRENT] liabilities.........................          (865)             (66)
                                                                                      -------          -------

      Net cash provided by(used in) operating activities.......................         5,296           (5,046)
                                                                                      -------          --------

Cash flows from investing activities:
      Net proceeds(loss) from sale of property and equipment (operating and
      held for sale) ..........................................................           (41)           2,766
      Additions to property and equipment......................................          (530)            (112)
                                                                                      -------          -------
      Net cash provided by(used in) investing activities.......................          (571)           2,654
                                                                                      -------          -------

Cash flows from financing activities:
      Bank and other borrowings................................................         1,000            2,000
      Proceeds from the issuance of common stock...............................           961              528
      Repayment of debt........................................................        (5,014)            (153)
                                                                                      -------          -------
      Net cash provided by(used in) financing activities.......................        (3,053)           2,375
                                                                                      -------          -------

Net increase(decrease) in cash and cash equivalents............................         1,672              (17)

Cash and cash equivalents at beginning of period...............................         1,542            1,781
                                                                                      -------          -------

Cash and cash equivalents at end of period.....................................       $ 3,214          $ 1,764
                                                                                      =======          =======

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of February 29, 1996, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended February 29, 1996 and February 28, 1995 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended February 29, 1996 and February 28, 1995 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

         The Company's financial statements are presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred significant losses from operations in fiscal 1995 and continues to report operating losses for fiscal 1996. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems and the realization of the Company's plan of operations and the consolidated financial statements do not include any adjustments that might result from an unfavorable outcome of this uncertainty (see Note 2-- "Operating Losses and Liquidity").

         The weighted average number of shares outstanding used to compute loss per share were 2,657,000 for the three months ended February 29, 1996 and 2,282,000 for the three months ended February 28, 1995 and 2,637,000 for the nine months ended February 29, 1996 and 2,226,000 for the nine months ended February 28, 1995. All share and per share amounts contained in the Condensed Consolidated Financial Statements retroactively reflect the effect of the reverse stock split for all periods presented, which effect is to reduce the number of shares set forth by a factor of ten, with each stockholder's proportionate ownership interest remaining constant, except for payment in lieu of fractional shares.


NOTE 2 - OPERATING LOSSES AND LIQUIDITY

         At February 29, 1996, the Company had cash and cash equivalents of $3,214,000. The Company provided $5.3 million from its operating activities, and utilized $0.6 million and $3.1 million in its investing and its financing activities, respectively. The Company reported a net loss of $1.2 million for the quarter ended February 29, 1996, versus a net loss of $3.2 million for the quarter ended February 28, 1995. As a result, the Company has an accumulated deficit of $48.3 million and a total stockholders' deficiency of $5.7 million as of February 29, 1996. Additionally, the Company's current assets at February 29, 1996 amounted to approximately $10.7 million and current liabilities were approximately $21.6 million, resulting in working capital deficiency of approximately $10.9 million and a negative current ratio of 1:2. The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to restore profitability to certain of its freestanding facilities.

          Included in current and non-current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $6.3 million. In October 1995, the Company sold one of its operating facilities and in November 1995, closed another due to poor performance. In December 1995, the Company entered into escrow for the sale of this facility. Accordingly, the closed property was classified as property held for sale during the second quarter.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


         Included in current liabilities are $9.5 million of Debentures in default and immediately due and payable on account of acceleration and $1.4 million of accrued interest as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. The Company has agreed to use its best efforts to provide an opportunity for Debenture holders to tender their Debentures pursuant to an exchange offer to be made by the Company. This proposed transaction requires the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to obtain and expend up to $5.5 million of cash during fiscal 1996, over and above cash required to fund other financing, operating and investing needs. Additionally, the proposed Debenture exchange provides for the Company to issue $120 worth of its common stock at a defined value for each $1,000 of Debentures, and the transaction may be contingent upon the Company's ability to make certain filings with the Securities and Exchange Commission. Due to the longer than anticipated time frame in implementing the exchange offer, the Company is considering, and may, among other things, adjust the terms of the exchange offer. The ability to timely proceed with any such proposed filings will, in part, depend upon the ability of the Company to obtain a consent from its prior auditors for the use of their report on the Company's consolidated financial statements in such filings. Failure to obtain Debenture holder approval or to accomplish the Debenture exchange, or, in the alternative, a failure of the Company and the Debenture holders to otherwise reach a settlement, may cause the Debenture holders to pursue an involuntary bankruptcy of the Company and/or the Company to take alternative actions that may include filing for voluntary protection from creditors. Alternatively, if the Debenture exchange is accomplished, the reduction of the Debenture's debt service requirement would decrease the Company's future cash flow requirements. (The foregoing summary does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.)

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

         In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold as management continues to implement plans for expanding the Company's managed care and behavioral medicine contract management operations.

         In previous years, the Company was obligated to support and fund certain poorly performing freestanding facilities that now have been closed, including two such facilities closed in fiscal 1996 (see Note 3-- "Property and Equipment Held for Sale"). As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1996 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1996, known contract and cyclical changes, and also giving consideration to cash on hand at February 29, 1996 of $3.2 million, management expects the Company to be able to meet its cash obligations required by operations during the next year, including the Company's obligations under the Debentures provided that the acceleration has been rescinded. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity, and through the third quarter of fiscal 1996 the Company continues to incur losses from ongoing operations. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations.

         In October 1995, the Company received a $9.4 million refund related to its fiscal 1995 Federal tax return. The Company will utilize such proceeds to provide funds for the Debenture exchange, payoff the outstanding liabilities to the IRS, and/or for additional operating needs. The statement of operations for the nine months ended February 29, 1996, reflects the recognition of $2.6 million in tax benefits for this refund (see Note 4-- "Income Taxes"). In addition, in November 1995, the Company entered into a Secured Conditional Exchangeable Note Purchase Agreement. The principal amount of the Note is $1.0 million, interest accrues at 12% per annum, and is secured by a deed of trust. In addition, the principal amount of the Note is immediately exchangeable into the Company's

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


common stock, at the exchange rate of $7.54375 per share, upon approval of the Company's shareholders, as required. In the event the Company's shareholders do not approve the transaction, the Note is due on June 1, 1996. or any extended maturity date agreed upon by both parties. The Company is currently in the process of extending this due date for nine months to March 1, 1997.

         During the third quarter of fiscal 1996, the Company received a legal settlement of $860,000. The Company also anticipates utilizing one or more of the following potential sources of cash to provide funds for additional operating needs:

         - Included in current and non-current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $6.3 million. The Company expects to sell two of these facilities during the fourth quarter of fiscal 1996. Contracts on the remaining two facilities have not been fully negotiated and proceeds from the sales of such assets are not expected to be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1996, to fund expansion of the Company's managed care and behavioral medicine contract management operations and the Company's losses in its freestanding operations.

         - In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a $3.0 million bond for the amount of the award and has filed an appeal of the judgment. Management is unable to predict the outcome and whether any proceeds from this judgment will be received in fiscal 1996 (see Note 5-- "Commitments and Contingencies").

         - The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than September 1997 if offered by the Company.

         All of these potential sources of additional cash in fiscal 1996 are subject to variation due to business and economic influences outside the Company's control. There can be no assurance that during fiscal 1996 the Company will complete the transactions required to fund its working capital deficit.

         During the first quarter of fiscal 1996, the Company paid the IRS approximately $2.3 million pursuant to its settlement agreement, and during the second quarter of fiscal 1996, paid the IRS the remaining balance, including accrued interest, due on the settlement agreement of approximately $2.5 million. In addition, during the third quarter of fiscal 1996, the Company paid a legal settlement of $550,000.

NOTE 3 - PROPERTY AND EQUIPMENT HELD FOR SALE

         The Company has decided to dispose of certain freestanding facilities and other assets (see Note 2-- "Operating Losses and Liquidity"). Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with a historical net book value of approximately $13.0 million at February 29, 1996, is carried at estimated net realizable value of approximately $6.3 million. Operating revenues and operating expenses of the facilities designated for disposition were approximately $0.3 million and $0.5 million, respectively for the nine months ended February 29, 1996.

         Property and equipment held for sale, which are under contract and expected to be sold within the next twelve month period, are shown as current assets on the consolidated balance sheets. Gains and losses on facilities have been reflected in the statement of operations. Any impairments to the net realizable value of property and equipment held for sale have also been recorded in the statement of operations. Two of the four closed freestanding facilities included in property and equipment held for sale are currently under sales contracts.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


         A summary of the transactions affecting the carrying value of current and non-current property and equipment held for sale for the nine months ended February 29, 1996, is as follows (in thousands):


         Balance as of May 31, 1995.........................................           $3,746

         Designation of facility as property and equipment  held for sale...            2,211
         Carrying costs incurred during phase-out period....................              179
         Carrying value of assets sold......................................              (27)
         Contingencies on properties sold...................................              125
         Adjustment to net realizable value.................................               42
                                                                                       ------

         Balance as of February 29, 1996....................................           $6,276
                                                                                       ======

         The loss on sale/write-down of property held for sale and the gain on the sale of its operating properties are reflected on the Company's consolidated statement of operations and consists of the following for the nine months ended February 29, 1996 (in thousands):

         Gain on property held for sale.....................................           $   11
         Loss on property held for sale.....................................              (53)
         Adjustment to property held for sale
              to net realizable value.......................................               42
                                                                                       ------
                                                                                          ---

         Write-down of operating property...................................              ---
         Gain on sale of operating property.................................            1,023
                                                                                       ------
         Gain on sale/write-down of assets..................................           $1,023
                                                                                       ======

NOTE 4 - INCOME TAXES

         On July 20,1995, the Company filed its Federal income tax return for fiscal 1995. On August 4, 1995, the Company filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses under Section 172(f) requesting a refund in the amount of $9.4 million. On August 30, 1995, the Company also filed amended Federal tax returns for several prior years to carry back losses under Section 172(f). The refunds claimed on the amended returns are approximately $11.7 million for 1986; $0.4 million for 1985; $0.7 million for 1983 and $0.4 million for 1982. The total refunds applied for are $22.6 million, $13.2 million for amended prior years' returns and $9.4 million for fiscal year 1995. Section 172(f) is an area of the tax law without guiding legal precedent. There may be opposition by the Internal Revenue Service ("IRS") as to the Company's ability to carry back such losses under Section 172(f). Therefore, assurances cannot be made to the Company's entitlement to all of these claims. Consequently, a valuation allowance has been established against $20.0 million of this potential tax benefit.

         In October 1995, the Company received a $9.4 million refund for fiscal 1995. Of this refund, $2.4 million was recognized as a tax benefit during the second quarter of fiscal 1996. Due to the lack of legal precedent regarding
Section 172(f), the remaining amount, $7.0 million, is reflected on the Company's consolidated balance sheet in non-current income taxes payable. In addition, during the second quarter the Company reflected a tax benefit of $0.2 million, which is related to prior years' returns. The Company paid a contingency fee of $1.9 million related to the 1995 refund. In the event the IRS Appeals Office determines that the Company is not entitled to all or a portion of the deductions under Section 172(f), this fee is reimbursable to the Company proportionately. Of the $1.9 million, the Company expensed $0.5 million during the second quarter of fiscal 1996, which is the amount of fees which is related to the tax benefit recognized by the Company. The remaining $1.4 million is reflected in the Company's financial statements as non-current other assets.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgement with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgement as a matter of law, which the court denied in its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. RehabCare filed its first brief to set forth argument on January 29, 1996, the Company filed its brief on March 19, 1996 and RehabCare filed its reply on April 6, 1996. The Company anticipates that the District Court will hear this appeal during the next six months. Although the Company feels that RehabCare will not prevail in its appeal, the Company has not recognized any gain with relation to the judgement. The outcome of this lawsuit will not have an effect on the Company's results of operations.

         In July 1994, the Company filed an action in the United States District Court for the District of Oregon (Civil Case No. 94-384 FR) against its former financial advisor, Mr. Leslie Livingston and Livingston & Co., and its former legal counsel, Schwabe, Williamson & Wyatt, to recover advances for services in connection with an uncompleted sale and leaseback of CMP Properties, Inc. On February 15, 1996, the Company settled this dispute for $860,000. This settlement amount was received by the Company during the third quarter of fiscal 1996 and is reflected in the statement of operations as a non-operating gain.

         On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). The Company settled this dispute on February 13, 1996 for $550,000. This settlement amount was paid by the Company during the third quarter of fiscal 1996. The Company had reserved for this settlement amount in a prior fiscal year, and as a result, there was no impact from this settlement on the Company's statements of operations.

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

         In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to common stock and three year average net income among other items. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates that, at a minimum, success in completing the rescission of the Debenture acceleration (see Note 2-- "Operating Losses and Liquidity") and a return to profitability will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE, during the third quarter of fiscal 1995 and during the first and fourth quarters of fiscal 1996, to discuss the Company's financial condition. During fiscal 1995, the

Company issued shares without seeking approval of shareholders pursuant to the exception to the NYSE shareholder approval policy for financially distressed companies.

         From time to time, the Company and its subsidiaries are also parties, and their respective property is subject to ordinary routine litigation incidental to their business. In some pending cases, claims exceed insurance policy limits and the Company or a subsidiary may have exposure to liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company's financial statements.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factor's -- Important Factor Related to Forward- Looking Statements and Associated Risks."

General

         In response to continuing changes in the behavioral health care industry, the Company has made significant changes in its operations, including the divesture of many freestanding facilities, so that the Company can focus on its managed care and behavioral medicine contract management operations. During fiscal 1996, managed care operations experienced significant growth through internal development and an acquisition in April 1995. In addition, on February 7, 1996, the Company entered into a non-binding letter of intent to acquire Mustard Seed Corporation, a managed care provider based near Philadelphia, Pennsylvania. The Company has not yet executed a definitive agreement with respect to this letter of intent, and there can be no assurance that a definitive agreement will be executed or that such transaction will be consummated.

         As a result of the Company's continued negative results from operations, the Company has had difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. During fiscal 1996, the Company has utilized the proceeds from the sale of assets, tax refunds, a litigation settlement, and the private placement of securities to fund its working capital deficit.

         During the third quarter of fiscal 1996, the Company settled two pending lawsuits. One settlement resulted in a non-operating gain of $860,000 and was received during the third quarter. The other settlement resulted in the Company paying $550,000 during the third quarter.

Global Restructuring

         In early fiscal 1995, Management developed a "global restructuring" plan intended to address the Company's immediate challenges and to return to a base of profitability for future success. Management intended that this "global restructuring" include as many of the following steps as possible: (i) effect a reverse stock split to improve the Company's attractiveness to institutional investors; (ii) negotiate settlement of the Company's payroll tax dispute with the IRS; (iii) restructure the Company's financial obligations represented by the Company's 7 1/2% Convertible Subordinated Debentures (the "Debentures"); and
(iv) raise capital to finance the restructuring costs. All of these objectives were accomplished in fiscal 1995 except item (iii), restructuring of the Company's financial obligations represented by the Company's Debentures.

         During the first quarter of fiscal 1996, the Company sold an aggregate of 155,000 shares of common stock to four accredited investors in private offerings for an aggregate of $930,000 paid in cash. In addition, during the third quarter of fiscal 1996 there was a sale of an additional 4,000 shares. The proceeds of such sales were used for working capital and other general corporate purposes. During the second quarter of fiscal 1996, the Company received a $9.4 million refund from its fiscal 1995 Federal tax return and issued a Secured Conditional Exchangeable Note for $1.0 million (see Note 2 to the Company's Condensed Consolidated Financial Statements included herein). The majority of the proceeds of these items gave been used for working capital purposes. Remaining proceeds will be applied to the exchange offer to the holders of Debentures.

         Although the Company is seeking to restructure its obligations under the Debentures, the Company is currently in default as a result of the Company's failure to make scheduled payments of interest (see Note 2 to the Company's Condensed Consolidated Financial Statements included herein).

         During the fourth quarter of fiscal 1995, the Company entered into a letter of agreement with a representative of holders of the Debentures. The agreement provides, among other things, that the Company provide an opportunity to holders of the Debentures to tender their Debentures to the Company pursuant to an exchange offer to be made by the Company to the holders of the Debentures. Although the Company has filed documents for an exchange offer with the Securities and Exchange Commission, there can be no assurance that the exchange offer will be successfully completed. In connection with the offer, the Company is seeking to rescind the Debenture acceleration from the holders of a majority in principal amount of the Debentures. Due to the longer than anticipated time frame for implementing the exchange offer, the Company may, among other things, adjust the terms of the exchange offer. Failure to consummate the Debenture exchange offer may result in the Company considering alternative actions including filing for voluntary protection from creditors. The foregoing is intended to disclose an event, and does not constitute an offer to the holders of the Debentures.

RESULTS OF OPERATIONS

Statistical Information

         The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:

                                                      Three months ended                      Nine months ended
                                           February 29,  November 30,   February 28,      February 29,   February 28,
                                               1996         1995            1995              1996          1995
                                           ------------  ------------   ------------      ------------   ------------
Managed care operations:
    Covered lives......................      907,578       693,220         347,471           907,578        347,471

Patient days:
    Freestanding facilities...............     1,747         2,033           6,617             7,558         23,501
    Behavioral medicine contracts.........     2,986         4,383           6,245            12,903         22,852

Freestanding facilities:
    Occupancy rate.......................         23%           14%             24%               15%            22%
    Admissions...........................        375           353             795             1,301          2,683
    Average length of stay (days)........          5             6               8                 6              9

Behavioral medicine contracts:
    Average occupied beds per contract...          4             6               5                 5              6
    Admissions...........................        458           584             763             1,812          2,825
    Average length of stay (days)........          7             8               8                 7              8

Total beds available at end of period:
    Freestanding facilities..............         88            88             277                88            277
    Behavioral medicine contracts........        102           114             133               102            133


Three Months Ended February 29, 1996 Compared to Three Months Ended February 28, 1995

         The Company reported a pretax loss of approximately $1.1 million for the third quarter of fiscal 1996, an improvement of approximately $2.1 million or 64% from the pretax loss of approximately $3.2 million reported for the third quarter of fiscal 1995. Included in the net loss for the third quarter of fiscal 1996 is a non-operating gain of $0.9 million related to a litigation settlement (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

         Operating revenues for the third quarter of fiscal 1996 increased by $1.1 million or 17% from the third quarter of fiscal 1995. The third quarter of fiscal 1996 includes an increase in managed care operating revenues of $2.9 million as compared to the third quarter of fiscal 1995. This increase in managed care operating revenues was partially offset by the decline in operating revenues from freestanding facilities of $1.8 million or 47% due to the sale and closure of two facilities during the second quarter of fiscal 1996.

         Operating expenses decreased by approximately $0.9 million or 12% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. The decrease in operating expenses is primarily attributable to a 58% decline in operating expenses for freestanding operations as a result of reduced admissions and patient days and was partially offset by an 83% increase in operating expenses related to managed care operations, and a 49% increase related to contract operations. General and administrative expenses increased by approximately $1.1 million from the third quarter of fiscal 1995 as a result of managed care operations expansion and development and higher corporate legal and accounting fees in the third quarter of fiscal 1996. During the third quarter, a decline in the provision for doubtful accounts for freestanding operations of $0.2 million was offset by an increase of $0.2 million for the provision for doubtful accounts for behavioral medicine contracts.

Managed Care Operations

         At February 29, 1996, the number of covered lives increased to 907,578 from 347,471 a year ago or by 161%. This increase is primarily attributable to new contracts. Comprehensive Behavioral Care, Inc. ("Comprehensive Behavioral") believes that it distinguishes itself from its competition by being the "science-based" provider of care and manages all clinical programs based upon proven treatment technologies.

         In the third quarter of fiscal 1996, operating revenues increased by $2.9 million compared to the third quarter of fiscal 1995. Operating expenses also increased by $1.5 million in the third quarter of fiscal 1996 compared to the same period a year ago. In addition, general and administrative expenses increased to $0.5 million in the third quarter of fiscal 1996 as compared to no reported expense in the third quarter of fiscal 1995. As a result, the net operating profit for Comprehensive Behavioral for the third quarter of fiscal 1996 was $44,000, an improvement of $1.1 million from the net operating loss of $1.1 million in the same quarter of the prior year.

Behavioral Medicine Contracts

         In the third quarter of fiscal 1996, CareUnit, Inc. ("CareUnit") operating revenues increased slightly by 3% from the third quarter of fiscal 1995 and operating expenses increased by $0.5 million or 49%. This resulted in an increase in CareUnit's net operating loss by $0.6 million to $1.0 million as compared to the same period of fiscal 1995.

         During the third quarter of fiscal 1996, patient days of service at behavioral medicine contracts declined by approximately 52% from 6,245 patient days to 2,986 patient days. This decline was due predominately to closure of two contract units during the third quarter of fiscal 1996. Units which were operational for both the third quarter of fiscal 1996 and 1995 experienced a 2% increase in utilization to 2,935 patient days. Average net revenue per patient day at these units increased by 7% from the same quarter a year ago. Therefore, the net result of these fluctuations was a decline in an overall net inpatient operating revenues of 19% to $0.2 million. Net outpatient revenues for programs operational for both quarters at these units increased 7% from approximately $82,302 in the third quarter of 1995 to approximately $88,247 in the third quarter of fiscal 1996.

         The following table sets forth quarterly utilization data on a "same store" basis:

                                                         Same Store Utilization
                                                       --------------------------
                                                       Fiscal 1996    Fiscal 1995
                                                       3rd Quarter    3rd Quarter
                                                       -----------    -----------
         Admissions.................................        448            418
         Average length of stay.....................          7              7
         Patient days...............................      2,935          2,903
         Average occupancy rate.....................         32%            24%

         For units operational for the third quarter of fiscal 1996 compared to the same quarter of fiscal 1995, operating expenses decreased 6%, when combined with a 13% decrease in operating revenues resulted in operating income at the unit level decreasing by 33%.

Freestanding Operations

         Operating revenues from freestanding operations decreased by $1.8 million or by 47% during the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995. In addition, operating expenses declined 58% or $2.8 million in the third quarter of fiscal 1996. The decrease in operating revenues offset by the significant decrease in operating expenses, resulted in an improvement in hospital operations net operating loss for the third quarter of fiscal 1996 by $2.4 million compared to losses reported in the same quarter a year ago.

         Admissions in the third quarter of fiscal 1996 decreased to 375 from 795 in the third quarter of fiscal 1995, an overall decline of 53%. This decline is primarily due to the sale and/or closure of two operating facilities during the second quarter of fiscal 1996. The following table sets forth selected quarterly utilization data on a "same store" basis:


                                                         Same Store Utilization
                                                       --------------------------
                                                       Fiscal 1996    Fiscal 1995
                                                       3rd Quarter    3rd Quarter
                                                       -----------    -----------
         Admissions.................................        375            340
         Average length of stay.....................          5              9
         Patient days...............................      1,747          2,962

         Net revenue per patient day for "same store" facilities increased to $1,137 for the third quarter of fiscal 1996 from $510 for the third quarter of fiscal 1995. Admissions increased for the quarter from 340 in the third quarter of fiscal 1995 to 375 in the third quarter of fiscal 1996. The slight increase in admissions combined with the decline in length of stay was offset by an increase in outpatient revenues resulting in an increase in net operating revenues for the third quarter of fiscal 1996 of $0.5 million.

         The following table illustrates revenues in outpatient and daycare programs offered by the "same store" facilities:

                                                                      Net Outpatient/Daycare Revenues
                                                                      -------------------------------
                                                                          (Dollars in thousands)
                                                                      Fiscal 1996         Fiscal 1995
                                                                      3rd Quarter         3rd Quarter
                                                                      -----------         -----------
         Facilities offering.......................................           2                  2
         Net outpatient/daycare revenues...........................      $1,295             $  608
         % of total "same store" net operating revenues............          65%                40%

         Operating expenses at the Company's freestanding facilities on a "same store" basis increased $0.3 million and bad debt expense increased $0.1 million in the third quarter of fiscal 1996 from the third quarter of fiscal 1995. As a result, net operating income remained constant in the third quarter of fiscal 1996 from the same period a year ago.

Three Months Ended February 29, 1996 Compared to Three Months Ended November 30, 1995

         The Company reported a net loss of approximately $1.2 million or $0.44 per share for the quarter ended February 29, 1996, a decline of approximately $1.9 million or $0.71 per share from the net income of $0.7 million or $0.27 per share reported for the quarter ended November 30, 1995. Included in the three months ended November 30, 1995 is a gain of $1.0 million related to the sale of an operating facility in October 1995, and an income tax benefit of $2.6 million related to the carryback of fiscal 1995 losses defined under Section 172(f). Included in the three months ended February 29, 1996 is a non-operating gain of $0.9 million related to a legal settlement (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

         Operating revenues remained constant at $7.6 million for the third and second quarters of fiscal 1996. A 25% decline in revenues was experienced by freestanding facilities due to the sale of operations of one facility in October 1995 and the closure of another in November 1995 which was offset by a 21% increase in managed care revenues.

In addition, revenues for behavioral medicine contract operations declined by 7% during the third quarter. Operating expenses declined in the third quarter of fiscal 1996 by 6% or $0.4 million. This decline in operating expenses was attributable to a decrease of 31% related to freestanding operations, which was partially offset by an increase in operating expenses for managed care operations of 12% and contract operations of 11%.

         General and administrative expenses also decreased by $0.3 million during the third quarter of fiscal 1996 compared to the second quarter of fiscal 1996. This decrease is primarily related to $0.5 million in fees related to the Company's 1995 Federal tax refund which is included in the second quarter of fiscal 1996. The provision for doubtful accounts declined by 36% during the third quarter of fiscal 1996 compared to the previous quarter as a result of a significant decline in hospital operations which was partially offset by a slight increase for behavioral medicine contract operations.

         The Company recorded a non-operating gain of $0.9 million during the third quarter of fiscal 1996. This gain is related to a legal settlement (see
Note 5 to the Company's Condensed Consolidated Financial Statements included herein). In addition, the Company recorded $1.0 million for the gain on the sale of assets during the second quarter of fiscal 1996. This gain is attributable to the sale of an operating facility in October 1995.

Managed Care Operations

         During the third quarter of fiscal 1996, the number of covered lives increased to 908,000 or by 31% from the previous quarter. Of this increase covered lives for existing contracts experienced a 4% increase. The remaining growth, 194,000 covered lives, relates primarily to new contracts for Medicaid in Puerto Rico.

         In the third quarter of fiscal 1996, operating revenues increased by 21% to $4.2 million compared to the second quarter of $3.5 million. Operating expenses also increased by $0.4 million or 12% in the third quarter of fiscal 1996. General and administrative expenses increased to $0.5 million or by 16% in the third quarter of fiscal 1996 as compared to the second quarter. As a result, net operating income for Comprehensive Behavioral for the third quarter of fiscal 1996 was $44,000, as compared to a net operating loss of $0.3 million from the prior quarter.

Behavioral Medicine Contracts

         In the third quarter of fiscal 1996, CareUnit, Inc. ("CareUnit") operating revenues decreased $0.1 million or by 7% from the second quarter of fiscal 1996 although operating expenses increased by $0.1 million or 11%. The provision for doubtful accounts increased by $0.1 million or 70% during the third quarter of fiscal 1996 compared to the prior quarter. The decrease in operating revenues during the third quarter of fiscal 1996 combined with the increase in operating expenses resulted in an increase in CareUnit's net operating loss by $0.4 million from the second quarter to $1.0 million.

         During the third quarter of fiscal 1996, patient days of service at behavioral medicine contracts declined by approximately 50% from 4,383 patient days to 2,986 patient days. Units which were operational for both the second and third quarters of fiscal 1996 experienced a 13% decrease in utilization to 2,935 patient days. Average net revenue per patient day at these units increased by 5% from the previous quarter. Therefore the net result of these fluctuations was a decline in overall net inpatient operating revenues of 9%. Net outpatient revenues for programs operational for both quarters at these units increased from approximately $634,000 in the second quarter of 1996 to approximately $658,000 in the third quarter of fiscal 1996.

         The following table sets forth quarterly utilization data on a "same store" basis:


                                                         Same Store Utilization
                                                       --------------------------
                                                       Fiscal 1996    Fiscal 1995
                                                       3rd Quarter    3rd Quarter
                                                       -----------    -----------
         Admissions.................................        448            480
         Average length of stay.....................          7              7
         Patient days...............................      2,935          3,369
         Average occupancy rate.....................         32%            36%

         For units operational for both quarters, operating expenses increased by $0.1 million or 15%, when combined with the decrease in operating revenues resulted in operating income at the unit level decreasing by $0.2 million from the second quarter of fiscal 1996.

Freestanding Operations

         Operating revenues for freestanding operations decreased by $0.7 million or by 25% during the third quarter of fiscal 1996 compared to the prior quarter. During the second quarter of fiscal 1996, the Company sold one operating facility and closed another due to poor performance. In addition, operating expenses declined 30% or $0.9 million in the third quarter of fiscal 1996. The provision for doubtful accounts also declined during the third quarter by $0.2 million or 73%. The Company's freestanding operations business is seasonal in nature, with a reduced demand for certain services particularly around the holidays and during the summer months.

         Admissions in the third quarter of fiscal 1996 increased to 375 from 353 in the second quarter, an overall increase of 6%. The following table sets forth selected quarterly utilization data on a "same store" basis:

                                                         Same Store Utilization
                                                       --------------------------
                                                       Fiscal 1996    Fiscal 1995
                                                       3rd Quarter    3rd Quarter
                                                       -----------    -----------
         Admissions.................................        375            282
         Average length of stay.....................          5              5
         Patient days...............................      1,743          1,444

         Net revenue per patient day for "same store" facilities decreased to $1,137 for the third quarter of fiscal 1996 from $1,150 for the second quarter of fiscal 1996. Admissions increased for the quarter from 282 in the second quarter to 375 in the third quarter of fiscal 1996. The increase in admissions resulted in an increase in net operating revenues for the third quarter of fiscal 1996 of $0.3 million. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to impact utilization. The Company continues to focus its efforts toward providing effective, lower cost outpatient, partial hospitalization and daycare programs, obtaining psychiatric treatment licenses for its freestanding facilities, and toward establishing and maintaining relationships and contracts with managed care and other organizations which pay for or broker such services.

         The following table illustrates revenues in outpatient and daycare programs offered by the "same store" facilities:

                                                                      Net Outpatient/Daycare Revenues
                                                                      -------------------------------
                                                                          (Dollars in thousands)
                                                                      Fiscal 1996         Fiscal 1995
                                                                      3rd Quarter         3rd Quarter
                                                                      -----------         -----------
         Facilities offering.......................................           2                   2
         Net outpatient/daycare revenues...........................      $1,295              $1,072
         % of total "same store" net operating revenues............          65%                 65%

         Operating revenues at the Company's freestanding facilities on a "same store" basis increased $0.3 million, operating expenses increased $0.2 million and bad debt expense decreased $0.1 million in the third quarter from the second quarter of fiscal 1996. As a result, net operating loss improved $0.2 million in the third quarter from the second quarter of fiscal 1996.

         The Company is taking steps designed to increase revenues, primarily through relicensing facilities to provide psychiatric treatment, and the continued development of its behavioral medicine managed care business. The Company is also implementing cost reduction measures, including the closure of selected facilities. In October 1995, the Company sold one operating facility and closed another in November 1995 due to poor performance. The Company owns six freestanding facilities. Two of the six owned facilities are currently operating. The Company will continue to evaluate the performance of these facilities in their respective markets and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.

Nine Months Ended February 29, 1996 Compared to Nine Months Ended February 28, 1995

         The Company reported a pretax loss of approximately $4.3 million for the nine months ended February 29, 1996 compared to the pretax loss of $8.0 million reported for the same period for fiscal 1995, an improvement of $3.7 million or 46%. Included in the results for fiscal 1996 is a gain of $1.0 million related to the sale of an operating facility in October 1995 and a non-operating gain of $0.9 million.

         Operating revenues increased by 10% or $2.1 million for the nine months ended February 29, 1996 compared to the nine months ended February 28, 1995. The increase in operating revenues is primarily attributable to an increase in managed care operations of $7.7 million which was partially offset by a decline of $5.9 million related to hospital operations. Operating expenses declined by 8% or $1.8 million for the nine months ended February 29, 1996 as compared to the same period for fiscal 1995. This decline is attributable to a decrease in operating expenses for hospital operations of 45% or $7.1 million partially offset by an increase in operating expenses for managed care and contract operations of $4.3 million and $1.2 million, respectively. General and administrative expenses for the nine months ended February 29, 1996 increased $2.8 million from the nine months ended February 28, 1995. The increase in general and administrative expenses for the nine months ended February 29, 1996 is primarily attributable to managed care operations which reported no general and administrative expenses for the nine months ended February 28, 1995, an increase of $0.4 million in contract operations and $1.4 million in corporate legal and accounting expenses which included $0.5 million for fees paid related to the Company's fiscal 1995 Federal tax refund (see Note 4 to the Company's Condensed Consolidated Financial Statement included herein). Bad debt expense declined $0.5 million or 35% for the nine months ended February 29, 1996 as compared to the same period a year ago and is attributable to decreased volume from hospital operations. In addition, interest income increased by $0.1 million for the nine months ended February 29, 1996 compared to the nine months ended February 28, 1995, related to interest earned on invested cash due to the receipt of the Company's 1995 Federal tax refund during fiscal 1996.

         Included in the nine months ended February 29, 1996 is an income tax benefit of $2.6 million related to the carryback of fiscal 1995 losses as defined under Section 172(f) (see Note 4 to the Company's Condensed Consolidated Financial Statements included herein).

Managed Care Operations

         The number of covered lives increased to 907,578 for the nine months ended February 29, 1996 compared to 347,471 for the same period a year ago. Covered lives for contracts existing at February 28, 1995 increased by 95,000 lives or 36%. In addition, new contracts implemented after February 28, 1995, contributed an additional 465,000 lives increasing total covered lives as of February 29, 1996 by 161% as compared to a year ago. The majority of growth in covered lives is predominately related to Medicaid and new contracts implemented in Puerto Rico.

         Operating revenues increased by $7.7 million to $11.1 million for the nine months ended February 29, 1996 compared to the nine months ended February 28, 1995. Operating expenses also increased for the nine months ended February 29, 1996 by $4.3 million compared to the same period a year ago. In addition, general and administrative expenses increased by $1.3 million for the nine months ended February 29, 1996. This increase is a result of managed care operations which reported no general and administrative expenses during fiscal 1995. As a result, the net operating loss for Comprehensive Behavioral for the nine months ended February 29, 1996 was $0.5 million, an improvement of $1.4 million from the nine month period for fiscal 1995.

Behavioral Medicine Contracts

         CareUnit, Inc. ("CareUnit") operating revenues increased by $0.4 million for the nine months ended February 29, 1996 or by 10% from the same period of fiscal 1995 and operating expenses increased by $1.1 million or 41%. This resulted in an increase in CareUnit's net operating loss by $1.7 million from the same period a year ago to $1.9 million.

         Patient days of service at behavioral medicine contracts for the nine months ended February 29, 1996 declined by approximately 44% from 22,852 patient days to 12,903 patient days for the same period a year ago. Units which were operational for both the nine months ended February 29, 1996 and February 28, 1995, experienced a 5% increase in utilization to 10,065 patient days. Average net revenue per patient day at these units increased by 9% for the nine months ended February 29, 1996 as compared to the same period a year ago. Therefore, the net result of these fluctuations was in a decline in an overall net inpatient operating revenues of 17% to $0.8 million. Net outpatient revenues for programs operational for both periods at these units increased 49% from approximately $0.2 million for the nine months ended February 28, 1995 to approximately $0.3 million for the nine months ended February 29, 1996.

         The following table sets forth selected utilization data on a "same store" basis:

                                                                Same Store Utilization
                                                             ----------------------------
                                                             Nine Months     Nine Months
                                                                 Ended          Ended
                                                             Feb 29, 1996    Feb 28, 1995
                                                             ------------    ------------
         Admissions......................................        1,439          1,349
         Average length of stay..........................            7              7
         Patient days....................................       10,065          9,585
         Average occupancy rate..........................           37%            41%

         For units operational from both periods, operating expenses increased 1%, when combined with the slight decrease in operating revenues resulted in operating income at the unit level decreasing by 16% for the nine months ended February 29, 1996 compared to the nine months ended February 28, 1995.

Freestanding Operations

         Operating revenues of freestanding operations decreased by $5.9 million or by 41% for the nine months ended February 29, 1996 compared to the nine months ended February 28, 1995. During the second quarter of fiscal 1996, the Company sold one operating facility and closed another due to poor performance. In addition, operating expenses declined 45% or $7.1 million in the nine months ended February 29, 1996. General and administrative expenses also declined during the nine months ended February 29, 1996 as compared to the same period a year ago by $0.3 million and the provision for doubtful accounts declined by $0.8 million or 55%. The decrease in operating revenues combined with the decline in expenses resulted in a net operating loss from hospital operations for the nine months ended February 29, 1995 of $2.3 million, an improvement of 63% or $3.8 million from the nine months ended February 28, 1995.

         Admissions for the nine months ended February 29, 1996 decreased to 1,301 from 2,683 for the nine months ended February 28, 1995, an overall decline of 52%. The following table sets forth selected utilization data on a "same store" basis:

                                                                Same Store Utilization
                                                             ----------------------------
                                                             Nine Months     Nine Months
                                                                 Ended          Ended
                                                             Feb 29, 1996    Feb 28, 1995
                                                             ------------    ------------
         Admissions......................................          935             998
         Average length of stay..........................            5              10
         Patient days....................................        4,727          10,055

         Net revenue per patient day for "same store" facilities decreased to $1,139 for the nine months ended February 29, 1996 from $513 for the nine months ended February 28, 1995. Admissions decreased for the period from 998 in the nine months ended February 28, 1995 to 935 for the nine months ended February 29, 1996. The slight decrease in admissions combined with the decline in length of stay was offset by an increase in outpatient revenues resulting in an increase in net operating revenues for the nine months ended February 29, 1996 of $0.2 million as compared to the same period for fiscal 1995. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to impact utilization. The Company continues to focus its efforts toward providing effective, lower cost outpatient, partial hospitalization and daycare programs, obtaining psychiatric treatment licenses for its freestanding facilities, and toward establishing and maintaining relationships and contracts with managed care and other organizations which pay for or broker such services.

         The following table illustrates revenues in outpatient and daycare programs offered by the "same store" facilities:

                                                                   Net Outpatient/Daycare Revenues
                                                                       (Dollars in thousands)
                                                                   Nine Months         Nine Months
                                                                      Ended               Ended
                                                                   Feb 29, 1996       Feb 28, 1995
                                                                   ------------       ------------
         Facilities offering...................................            2                  2
         Net outpatient/daycare revenues.......................       $3,643             $2,363
         % of total "same store" net operating revenues........           64%                46%

         Operating expenses at the Company's freestanding facilities on a "same store" basis increased $0.6 million and bad debt expense increased $0.3 million for the nine months ended February 29, 1996 compared to the same period for fiscal 1995. As a result, the net operating loss increased $0.6 million for the nine months ended February 29, 1996 compared to the nine months ended February 28, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    At February 29, 1996, the Company had cash and cash equivalents of $3,214,000. The Company provided $5.3 million from its operating activities, and utilized $0.6 million and $3.1 million in its investing and its financing activities, respectively. The Company reported a net loss of $1.2 million for the quarter ended February 29, 1996, versus a net loss of $3.2 million for the quarter ended February 28, 1995. As a result, the Company has an accumulated deficit of $48.3 million and a total stockholders' deficiency of $5.7 million as of February 29, 1996. Additionally, the Company's current assets at February 29, 1996 amounted to approximately $10.7 million and current liabilities were approximately $21.6 million, resulting in working capital deficiency of approximately $10.9 million and a negative current ratio of 1:2. The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to restore profitability to certain of its freestanding facilities.

         Current assets as of February 29, 1996 increased by $2.7 million as compared to May 31, 1995. This increase is predominately related to the receipt of the Company's fiscal 1995 Federal tax refund which increased cash and cash equivalents, and the reclassification of assets held for sale to current from property and equipment and non-current property and equipment held for sale. These increases were partially offset by a decline in accounts and notes receivable. This decline is a result of the sale of one freestanding facility in the first quarter of fiscal 1996 and the closure of two freestanding facilities during the second quarter of fiscal 1996.

         Other assets increased as of February 29, 1996 by $1.6 million compared to May 31, 1995. This increase predominantly represents the amount paid by the Company as a fee related to its fiscal 1995 Federal tax refund. Such fee is proportionally reimbursable in the event the IRS Appeals Office should disallow the deductions claimed by the Company under Section 172(f) (see Note 4 to the Company's Condensed Consolidated Financial Statements included herein).

         Current liabilities as of February 29, 1996 decreased $1.7 million as compared to May 31, 1995. This decrease is primarily a result of a reduction in current maturities of long-term debt. This reduction is related to the repayment of the Company's obligations under the settlement agreement with the IRS which was paid in full during the second quarter of fiscal 1996.

         Long-term debt declined by $3.0 million as of February 29, 1996 when compared to May 31, 1995, also as a result of the payment of the settlement agreement with the IRS. Non-current income taxes payable increased by $7.0 million as of February 29, 1996. This increase is a result of the tax refund received by the Company for carryback of fiscal 1995 losses defined under
Section 172(f). A tax benefit has been recognized for $2.4 million of the refund and the remaining $7.0 million is included in non-current income taxes payable. Other non-current liabilities decreased by $0.9 million as of February 29, 1995 primarily as a result of legal settlement paid by the Company during the third quarter of fiscal 1996 (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

          Included in current and non-current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $6.3 million. In October 1995, the Company sold one of its operating facilities and in November 1995, closed another due to poor performance. In December 1995, the Company entered into escrow for the sale of this facility. Accordingly, the closed property was classified as property held for sale during the second quarter.

         Included in current liabilities are $9.5 million of Debentures in default and immediately due and payable on account of acceleration and $1.4 million of accrued interest as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. The Company has agreed to use its best efforts to provide an opportunity for Debenture holders to tender their Debentures pursuant to an exchange offer to be made by the Company. This proposed transaction requires the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to obtain and expend up to $5.5 million of cash during fiscal 1996, over and above cash required to fund other financing, operating and investing needs. Additionally, the proposed Debenture exchange provides for the Company to issue $120 worth of its common stock at a defined value for each $1,000 of Debentures, the transaction may be contingent upon the Company's ability to make certain filings with the Securities and Exchange Commission. Due to the longer than anticipated time frame in implementing the exchange offer, the Company is considering, and may, among other things, adjust the terms of the exchange offer. The ability to timely proceed with any such proposed filings will, in part, depend upon the ability of the Company to obtain a consent from its prior auditors for the use of their report on the Company's consolidated financial statements in such filings. Failure to obtain Debenture holder approval or to accomplish the Debenture exchange, or, in the alternative, a failure of the Company and the Debenture holders to otherwise reach a settlement, may cause the Debenture holders to pursue an involuntary bankruptcy of the Company and/or the Company to take alternative actions that may include filing for voluntary protection from creditors. Alternatively, if the Debenture exchange is accomplished, the reduction of the Debenture's debt service requirement would decrease the Company's future cash flow requirements. (The foregoing summary does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.)

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

         In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold as management continues to implement plans for expanding the Company's managed care and behavioral medicine contract management operations.

         In previous years, the Company was obligated to support and fund certain poor performing freestanding facilities that now have been closed, including two such facilities closed in fiscal 1996 (see Note 3-- "Property and Equipment Held for Sale"). As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1995 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1995 and 1996, known contract and cyclical changes, and also giving consideration to cash on hand at February 29, 1996 of $3.2 million, management expects the Company to be able to meet its cash obligations required by operations during the next year, including the Company's obligations under the Debentures provided that their acceleration has been rescinded. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity, and through the third quarter of fiscal 1996 the Company continues to incur losses from ongoing operations. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations.

         In October 1995, the Company received a $9.4 million refund related to its fiscal 1995 Federal tax return. The Company will utilize such proceeds as then may remain to provide a portion of the funds for the Debenture exchange, payoff the outstanding liabilities to the IRS, or for additional operating needs. The statement of operations for the nine months ended February 29, 1996 reflects the recognition of $2.6 million in tax benefits for this refund (see
Note 4-- "Income Taxes"). In addition, in November 1995, the Company entered into a Secured Conditional Exchangeable Note Purchase Agreement. The principal amount of the Note is $1.0 million, interest accrues at 12% per annum, and is secured by a deed of trust. In addition, the principal amount of the Note is immediately exchangeable into the Company's common stock at the exchange rate of $7.54375 per share upon approval of the Company's shareholders, as required. In the event the Company's shareholders do not approve the transaction, the Note is due on June 1, 1996 or any extended maturity date agreed upon by both parties. The Company is currently in the process of extending this due date for nine months to March 1, 1997.

         During the third quarter of fiscal 1996, the Company received a legal settlement of $860,000. The Company also anticipates utilizing one or more of the following potential sources of cash to provide funds for additional operating needs:


         - Included in current and non-current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $6.3 million. The Company expects to sell two of these facilities during fourth quarter of fiscal 1996. However, some contracts have not been fully negotiated and proceeds from the sales or lease of such assets are not expected to be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1996, to fund expansion of the Company's operations managed care and behavioral medicine contract management and the Company's losses in its freestanding operations.

         - In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a $3.0 million bond for the amount of the award and has filed an appeal of the judgment. Management is unable to predict the outcome and whether any proceeds from this judgment will be received in fiscal 1996 (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

         - The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than September 1997 if offered by the Company.

         All of these potential sources of additional cash in fiscal 1996 are subject to variation due to business and economic influences outside the Company's control. There can be no assurance that during fiscal 1996 the Company will complete the transactions required to fund its working capital deficit.

         During the first quarter of fiscal 1996, the Company paid the IRS approximately $2.3 million pursuant to its settlement agreement, and during the second quarter of fiscal 1996, paid the IRS the remaining balance, including accrued interest, due on the settlement agreement of approximately $2.5 million. In addition, during the third quarter of fiscal 1996, the Company paid a legal settlement of $550,000.


RISK FACTORS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) implementing its Debenture restructuring plans, (ii) resolving issues with its former auditors and timely filing documents with the Securities and Exchange Commission that may be requisite to the consummation of the private placement and Debenture exchange transactions described above, (iii) disposing of certain remaining facilities on acceptable terms, (iv) expanding the behavioral medicine managed care and contract management portions of the Company's business, (v) securing and retaining certain refunds from the IRS and certain judgments from adverse parties in the legal proceedings described above, (vi) maintaining the listing of the Company's Common Stock on the NYSE, (vii) securing any requisite stockholder and debenture holder approval and consent, as the case may be, to the transactions described above, (viii) extending the due date on the $1.0 million Secured Conditional Exchangeable Note, (ix) completing the acquisition of Mustard Seed Corporation, and (x) relicensing facilities to provide psychiatric treatment.

         The forward-looking statements included herein are based on current assumptions that the Company will be able to proceed with the proposed Debenture exchange offer or otherwise reach a settlement with the Debenture holders, that competitive conditions within the healthcare industry will not change materially or adversely, that the Company will retain existing key management personnel, that the Company's forecasts will accurately anticipate market demand for its services, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its budgets, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

         As of February 29, 1996, the Company had a stockholders' deficiency of $5.7 million, a working capital deficiency of approximately $10.9 million and a negative current ratio of 1:2. The loss from operations for the three months ended August 31, 1995 was $0.8 million, the net loss from operations for the three months ended November 30, 1995 was $2.6 million, and the loss from operations for the three months ended February 29, 1996 was $1.8 million.

         There can be no assurance that the Company will be able to achieve profitability and positive cash flows from operations or that profitability and positive cash flow from operations, if achieved, can be sustained on an ongoing basis. Moreover, if achieved, the level of that profitability or that positive cash flow cannot accurately be predicted.

         The Company's lack of profitability results also in its failing to satisfy listing standards of the NYSE. No assurance can be made that the common stock will continue to trade on the NYSE or that the Company can satisfy the comparable requirements of any other stock exchange or the NASDAQ stock market.


NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         The Company's negative cash flow from operations has consumed substantial amounts of cash. Also, the proposed rescission of acceleration of the Debentures will require substantial amounts of cash including payment of $1.4 million of default interest and/or payment of $5.5 million in exchange for surrender of Debentures.

         In the event of a failure to accomplish the proposed rescission of acceleration of the Debentures, the Company would continue to be liable for the entire $9,538,000 principal amount plus accrued interest from April 15, 1994, estimated at approximately $1.4 million to February 29, 1996, plus certain other costs.

         During fiscal 1995 and 1996, a principal source of liquidity has been the private sale of equity securities and debt securities convertible into equity. Under the shareholder policies of the NYSE, the Company may not be able to effect large placements of equity without shareholder approval, which if not obtained may adversely affect the Company with respect to future capital formation.

         Issuance of additional equity securities by the Company could result in substantial dilution to stockholders.

         The Company has received a tax refund for fiscal 1995 in the amount of $9.4 million based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have a material adverse effect on the Company's cash flows. The IRS payment of such refund did not follow confirmation of the validity thereof by the IRS, and
Section 172(f) is an area of tax law without any guiding legal precedents.


DISPOSITION OF ASSETS

         The Company has been required to dispose of various properties in order to raise working capital, and no assurance can be made that such dispositions will not have adverse effects on the Company's financial condition or that the Company has additional assets that could be disposed of or utilized as collateral in order to fund its capital requirements.

         Secured promissory notes have been issued by the Company aggregating $3.0 million in principal amount, the collateral for which constitutes substantially all of the Company's remaining freestanding facilities.

         In connection with a March 3, 1995 letter agreement with a representative of the debenture holders, the Company conditionally agreed to pledge all of the shares of its CareUnit, Inc. subsidiary. The Company has not, nor does it recognize an obligation to have, pledged such shares. The agreement provides that "At 150 days after the date of this Agreement, provided that the Participating Securityholders have in each material respect performed (with opportunity to cure if a cure is possible) their obligations required to be performed hereunder on or prior to such date, and if the Offer has not then been consummated, the Company shall pledge (with the Trustee, or an alternate acceptable to the Company, to act as pledgeholder on terms of a written agreement containing standard terms reasonably acceptable to the Participating Securityholders) all of the Shares as collateral for its obligation to purchase the Securities pursuant to the Offer or otherwise. Such pledge may only be foreclosed upon following 180 days after the date thereof at the request of any Securityholder or the Trustee if the Offer is not consummated on or prior to such date, provided that the Participating Securityholders have in each material respect performed (with opportunity to cure if a cure is possible) their obligations required to be performed hereunder on or prior to such date. ...
Upon consummation of the Offer, the said pledges shall be released." Although the Company believes that the Participating Securityholders did not fully perform their obligations and are not entitled to such pledged shares, no assurances can be made that the Participating Securityholders will not demand such shares or that the Company will not be required to perform such agreement, or otherwise satisfy its obligations to Debenture holders.


ENGAGEMENT OF ERNST & YOUNG LLP

         The Company engaged Ernst & Young LLP ("EY") on or about July 5, 1995, to audit the Company's financial statements for the year ended May 31, 1995. In addition, the Company may request Arthur Andersen LLP ("Andersen"), the Company's former auditors, to consent to the inclusion of its audit reports for the 1993 and 1994 fiscal years in various SEC reports or registration statements. As indicated by Andersen in its letter addressed to the SEC, Andersen intends to conduct a due diligence review in order to ascertain whether it believes that its report could be reissued without modifications, or what modifications of its report and qualifications or uncertainties therein would be necessary. The consent of Andersen to use such reports, or in lieu thereof reports of another auditor (requiring another complete audit of such periods), will be necessary in order to, among other things, complete the filings related to the Debenture exchange offer or to file registration statements to register shares of Common Stock under the Securities Act of 1933. In addition, the Company may solicit shareholder approval for the issuance of Common Stock pursuant to the Secured Conditional Note Purchase Agreement, and such solicitation requires a proxy statement that includes financial statements and auditors' consents.


INVOLUNTARY BANKRUPTCY PETITION; ACCELERATION OF INDEBTEDNESS

         Despite the dismissal in March 1995 of the involuntary bankruptcy petition filed against the Company by three purported creditors, no assurance may be made that such or other persons whom the Company owes any debt could not file another involuntary petition in bankruptcy court. The Company's 7 1/2% Convertible Subordinated Debentures continue to be immediately due and payable in full, including the payment default involving approximately $1.4 million of interest and interest on default interest accruing from April 1994 on approximately $9.5 million of outstanding face amount. To rescind the acceleration of the Debentures would require written consent of a majority of the Debentures and the cure or waiver of all existing defaults. The Company has filed and received SEC comments concerning a Schedule 13E-4 and a Schedule 14A for distribution to the Debenture holders. No assurances can be made that the holders of a majority in principal amount of the outstanding Debentures will consent to rescission of the acceleration or that the interest defaults can be cured, or waivers thereof obtained, or that other defaults may not occur. Debenture holders, some of whom filed the earlier involuntary bankruptcy petition, may file another such petition. Other creditors may also file such a petition, or institute other actions against the Company, in order to prevent the Debenture holders from collecting on their debts in advance of payment to themselves.

TAXES

         The Company has received a tax refund of approximately $9.4 million from the carry back of fiscal 1995 specified losses defined in Section 172(f). Receipt of the 1995 tax refund does not imply IRS approval. The proceeds to the Company of this refund were reduced by a $2.5 million offset for the Company's outstanding payroll tax obligation to the Internal Revenue Service ("IRS"), including interest, pursuant to a settlement agreement relating to tax years 1983 through 1991. Also, a $1.9 million contingency fee was paid to Deloitte & Touche, LLP from the refund proceeds. Section 172(f) is an area of the tax law without guiding legal precedent. There may be substantial opposition by the IRS to all or a substantial portion of such claims, and no assurances can be made as to the ability to retain tax refunds based on such deductions. Neither the Company nor the IRS will be precluded in any resultant tax audit from raising these and additional issues.

         The Company's ability to use any Net Operating Losses may be subject to limitation in the event that the Company issues or agrees to issue substantial amounts of additional equity. The Company monitors the potential for "change of ownership" and believes that its financing plans as contemplated will not cause a "change of ownership;" however, no assurances can be made that future events will not act to limit the Company's tax benefits.

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


MANAGEMENT OF EXPANSION

         The Company's anticipated growth and expansion into areas and activities requiring additional expertise, such as managed care, are expected to place increased demands on the Company's resources. These demands are expected to require the retention of some or all of the current management, the addition of new management personnel and the development of additional expertise by existing management personnel. The failure to retain or acquire such services or to develop such expertise could have a material adverse effect on the prospects for the Company's success.

MANAGEMENT OF TRANSITION

         The Company's prospects for success depend, to a degree, on its ability to successfully implement its current plan to focus on its managed care and behavioral contract management operations and to reduce its freestanding hospital operations. The failure of the Company to successfully transition, or any unanticipated or significant delays in such transition, could have a material adverse effect on the Company's business. There can be no assurance that the Company will be able to achieve its planned transition without disruption to its business.

SHARES ELIGIBLE FOR FUTURE SALE

         The Company has issued or committed approximately 700,000 shares, notes convertible or exchangeable into approximately 500,000 shares, and options or other rights to purchase approximately 600,000 and contemplates issuing substantial additional amounts of equity in private transactions, including approximately 700,000 shares in currently contemplated acquisitions or placements. Issuance of this equity, and such shares becoming free of restrictions on resale pursuant to Rule 144 or upon registration thereof pursuant to registration rights granted on almost all of these shares, and additional sales of equity, could adversely affect the trading prices of the Common Stock.


PRICE VOLATILITY IN PUBLIC MARKET

         The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Trading prices of securities of companies in the healthcare and managed care sectors have experienced significant volatility.


ANTI-TAKEOVER PROVISIONS

         The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders, which could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. The Company's Restated Certificate of Incorporation also provides for a classified board of directors, with directors divided into three classes serving staggered terms. In addition, the Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. In addition, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition each share of the Company's Common Stock includes one right on the terms, and subject to the conditions, of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the price of the Company's Common Stock.

PART II.  -  OTHER INFORMATION

ITEM 1.  -  LEGAL PROCEEDINGS

         On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgement with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgement as a matter of law, which the court denied in its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. RehabCare filed its first brief to set forth argument on January 29, 1996, the Company filed its brief on March 19, 1996 and RehabCare filed its reply on April 6, 1996. The Company anticipates that the District Court will hear this appeal during the next six months. Although the Company feels that RehabCare will not prevail in its appeal, the Company has not recognized any gain with relation to the judgement. The outcome of this lawsuit will not have an effect on the Company's results of operations.

         In July 1994, the Company filed an action in the United States District Court for the District of Oregon (Civil Case No. 94-384 FR) against its former financial advisor, Mr. Leslie Livingston and Livingston & Co., and its former legal counsel, Schwabe, Williamson & Wyatt, to recover advances for services in connection with an uncompleted sale and leaseback of CMP Properties, Inc. On February 15, 1996, the Company settled this dispute for $860,000. This settlement amount was received by the Company during the third quarter of fiscal 1996 and is reflected in the statement of operations as a non-operating gain.

         On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). The Company settled this dispute on February 13, 1996 for $550,000. This settlement amount was paid by the Company during the third quarter of fiscal 1996. The Company had reserved for the settlement amount in a prior fiscal year and, as a result there was no impact from this settlement on the Company's statements of operations.

Other Litigation

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

         In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to common stock and three year average net income among other items. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates that, at a minimum, success in "global restructuring" (see Note 2 to the Company's Condensed Consolidated Financial Statement included herein) will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE, during the third quarter of fiscal 1995 and during the first and fourth quarters of fiscal 1996, to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders pursuant to the exception to the NYSE policy for financially distressed companies.

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

         See the discussion contained in the seventh paragraph under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the Company's default in the payment of interest on its 7 1/2% Convertible Subordinated Debentures, and the acceleration thereof.

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

    (a)  Exhibits

         27      Financial Data Schedules (filed herewith).

    (b)  Reports on Form 8-K

         1) The Company filed a current report on Form 8-K dated December 4, 1995, to report under Item 5, the relocation of the Company's headquarters to Costa Mesa, California.

         2) The Company filed a current report on Form 8-K dated February 7, 1996, to report under Item 5, that it had entered into a non-binding letter of intent to acquire Mustard Seed Corporation.

                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                            COMPREHENSIVE CARE CORPORATION








April 12, 1995                              By  /s/     DREW Q. MILLER
                                                ------------------------------

                                                                Drew Q. Miller
                                                        Senior Vice President,
                                                       Chief Operating Officer
                                                   and Chief Financial Officer
                                                 (Principal Financial Officer)





April 12, 1995                              By  /s/       KERRI RUPPERT
                                                ------------------------------
                                                                 Kerri Ruppert
                                                         Senior Vice President
                                                  and Chief Accounting Officer
                                                (Principal Accounting Officer)

                         COMPREHENSIVE CARE CORPORATION



                                  EXHIBIT INDEX

                                    FORM 10-Q

                      THIRD QUARTER ENDED FEBRUARY 29, 1996


EXHIBIT NO.             DESCRIPTION
- -----------             -----------
27                      Financial Data Schedules (filed herewith).