Form 10-K405/A
period 1995-05-31
COMPREHENSIVE CARE CORP
filed 1996-04-24
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 3

/ X / Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 1995 or

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                      Name of each exchange on
           Title of each class                             which registered
           -------------------                      ---------------------------
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

         The Company has experienced significant net losses in 1995 and prior years, has a working capital deficiency of $15.3 million and a deficit in stockholders' equity of $4.9 million as of May 31, 1995, and is attempting to accomplish a Debenture exchange offer to cure a default in the payment of interest on these Debentures. Additionally, during the past five years, and in particular since fiscal 1994, the Company has begun to refocus its activities through closure and/or sale of its freestanding facilities and expansion of managed care activities. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of these matters as well as other risk factors that the Company faces..

         The following table sets forth for each of the years in the five-year period ended May 31, 1995, the operating revenues of the Company's freestanding operations, CareUnit, Inc. contracts, Comprehensive Behavioral operations, RehabCare programs, and other activities.

                                                                           YEAR ENDED MAY 31,
                                                           --------------------------------------------------
                                                            1995        1994       1993     1992       1991
                                                            ----        ----       ----     ----       ----
    Freestanding operations . . . . . . . . . . . . . .       62%        70%        81%       75%        34%
    CareUnit, Inc. contracts  . . . . . . . . . . . . .       18         16         12        14         14
    Comprehensive Behavioral operations (1) . . . . . .       19         10          2       ---        ---
    RehabCare programs (2)  . . . . . . . . . . . . . .      ---        ---        ---         6         47
    Other activities  . . . . . . . . . . . . . . . . .        1          4          5         5          5
                                                             ---        ---        ---       ---        ---
                                                             100%       100%       100%      100%       100%
                                                             ===        ===        ===       ===        ===

- -----------------------------
(1) The Company has provided managed care products since the acquisition of Comprehensive Behavioral Care, Inc.'s predecessor in December 1992. On August 1, 1995, the Company changed the name of its subsidiary from AccessCare, Inc. to Comprehensive Behavioral Care, Inc.
(2) The Company formerly owned a company known as RehabCare Corporation ("RehabCare"), which developed, marketed and managed the delivery of comprehensive medical rehabilitation services for functionally disabled persons. The Company offered RehabCare common stock to the public in fiscal 1992, maintaining a minority interest, and during fiscal 1993, sold its remaining 48% stake in RehabCare. Accordingly, revenues from RehabCare were not material to the Company during fiscal 1993.

                            MANAGED CARE OPERATIONS

         Comprehensive Behavioral Care, Inc. provides managed behavioral health care and substance abuse services for employers, HMO's, PPO's, government organizations, third party claim administrators and other group purchasers of health care. Comprehensive Behavioral currently provides services to contracted members in 35 states. The programs and services currently offered by Comprehensive Behavioral include fully integrated capitated behavioral health care services, employee assistance programs ("EAP"), case management/utilization review services, provider sponsored health plan development, preferred provider network development and management and physician advisor reviews. Comprehensive Behavioral distinguishes itself from the competition by being the "science- based" provider of care. Comprehensive Behavioral manages its clinical service programs on proven treatment technologies and is a leader in training its providers to use science-based efficacious treatment.

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

         Under a contract, the hospital furnishes patients with all hospital facilities and services necessary for their generalized medical care, including nursing, dietary and housekeeping. CareUnit, Inc. is obligated to provide a multi-disciplinary team consisting of a physician (who serves as medical director for the program), a program manager, a social worker, a therapist and other appropriate supporting personnel. CareUnit, Inc. also typically provides support in the areas of program implementation and management, staff recruiting, continuing education, treatment team training, community education, advertising, public relations, insurance and ongoing program quality assurance. As a result of reimbursement changes and competitive pressures, the contractual obligations of CareUnit, Inc. have been subject to intense evaluation. In general, some prospective client hospitals have expressed a desire for more control over the services provided by CareUnit, Inc. and, in response, CareUnit, Inc. is providing a more flexible approach to contract management. During fiscal years 1995, 1994 and 1993, CareUnit, Inc. through CareInstitute(R), a related non- profit entity, managed two contracts for the State of Idaho. These programs provide behavioral medicine services in a residential and outpatient setting.

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

         The following table sets forth selected operating data regarding behavioral medicine programs managed under contract:

                                                                             YEAR ENDED MAY 31,
                                                           ------------------------------------------------------
                                                           1995          1994       1993        1992         1991
                                                           ----          ----       ----        ----         ----
   Number of contracts at end of period (1):
      Adult CareUnits(2)(3)   . . . . . . . . . . . .        11            10          12          15          21
      Adolescent CareUnits(2)   . . . . . . . . . . .       ---             1           1           1           2
      Adult CarePsychCenters(R)(2)  . . . . . . . . .         2             3           3           3           4
      Partial Hospitalization   . . . . . . . . . . .         3            --          --          --          --
      Eating disorders units  . . . . . . . . . . . .         1             1           1           2           2
                                                            ---           ---         ---         ---         ---
      Total   . . . . . . . . . . . . . . . . . . . .        17 (5)        15          17          21          29
                                                            ===           ===         ===         ===         ===



   Available beds at end of period  . . . . . . . . .       157           236         306         479         685
   Patient days served during period  . . . . . . . .    29,082        34,464      51,524      92,574     151,219
   Admissions   . . . . . . . . . . . . . . . . . . .     3,634         3,992       5,139       7,867      11,902
   Average occupied beds per contract   . . . . . . .       5.8           7.3         8.3         9.9        10.6
   Average occupancy rate for period(4)   . . . . . .        42%           37%         39%         42%         45%

- -----------------------------
(1) Excludes contracts which have been executed but are not operational as of the end of the period.
(2) CareUnit is the service mark under which the Company markets chemical dependency treatment programs. CarePsychCenter is the service mark under which the Company markets psychiatric treatment programs.
(3)  Includes two state chemical dependency full-service contracts.
(4) Average occupancy rate is calculated by dividing total patient days by the number of available bed-days during the relevant period.
(5) During fiscal 1995, CareUnit, Inc. opened 7 contracts and closed 5 contracts, one of which was terminated by CareUnit, Inc. and 4 by the contracting hospitals.


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


                                                                                       INPATIENT DAYS FOR YEAR ENDED MAY 31,
                                                       YEAR       LICENSED     ---------------------------------------------------
                                                    ACQUIRED(1)     BEDS       1995       1994        1993        1992        1991
                                                    -----------     ----       ----       ----        ----        ----        ----
PSYCHIATRIC/CHEMICAL DEPENDENCY FACILITIES
CareUnit Hospital of Kirkland ...................      1981           83       5,062      5,699       6,506       9,478      9,682
CareUnit Hospital of Cincinnati .................      1982          128       9,348     12,133      12,243      12,744     12,131
Starting Point, Orange County ...................      1983           70       2,362      2,422       3,487       7,046     10,349
Aurora Behavioral Health Hospital (2) ...........      1988          100       2,593      2,859       7,237      22,070      8,730
CLOSED/FACILITIES HELD FOR SALE
CareUnit Hospital of Fort Worth(3) . . ..........                              2,985      9,027      10,910      13,534     10,591
CareUnit of Jacksonville Beach (4) . . ..........                               --         --          --         5,026      6,119
CLOSED/SOLD FACILITIES
CareUnit Hospital of Albuquerque (5)(11) ........                               --         --         4,150       4,098      4,522
CareUnit of Coral Springs (5)(12) ...............                               --         --         3,539       7,617      9,611
CareUnit of Grand Rapids (6) . . . . . ..........                              5,424      6,545       6,348       6,221      7,662
CareUnit Hospital of Nevada (7) .................                               --         --         6,920       7,881      8,632
CareUnit of South Florida/Tampa (5)(12)
                                                                                --         --         6,891       6,761      6,957
Crossroads Hospital (8) .........................                               --         --          --         1,705      5,078
Newport Point, Inc. (9) .........................                               --         --         4,669        --         --
Starting Point, Oak Avenue (5)(10) ..............                               --         --         8,868      11,988     14,639
Woodview-Calabasas Hospital (8) .................                               --         --          --         7,913     13,809
Other (13)(14) ..................................                               --         --          --          --        7,581
                                                                             -------    -------     -------     -------    -------
Patient days served during period
                                                                              27,774     38,685      81,768     124,082    136,093
                                                                             =======    =======     =======     =======    =======

Admissions ......................................                              3,329      3,916       7,047       8,859      9,312
Available beds at end of period (15).............                                237        347         385         748      1,059
Average occupancy rate for period (16) ..........                                 25%        30%         28%         38%        29%
                                                                             =======    =======     =======     =======    =======

(1)  Calendar year acquired, built or leased.
(2)  Formerly known as CareUnit of Colorado.
(3) On January 13, 1995, CareUnit Hospital of Ft. Worth, an 83-bed psychiatric facility was closed. The facility is currently for lease or sale.
(4) In February 1992, CareUnit of Jacksonville Beach, an 84-bed chemical dependency facility, was closed. This facility is currently for sale.
(5) In March 1993, CareUnit Hospital of Albuquerque, a seventy-bed chemical dependency facility, CareUnit of Coral Springs, a 100- bed chemical dependency facility, CareUnit of South Florida/Tampa, a 100-bed chemical dependency facility and Starting Point, Oak Avenue, a 136-bed chemical dependency facility were closed.
(6) On April 30, 1995, CareUnit of Grand Rapids, a 76-bed chemical dependency facility lease terminated. The operations of this facility were transferred to Longford/CareUnit of Grand Rapids and currently operates under a joint management contract.
(7) On April 5, 1993, CareUnit Hospital of Nevada, a 50-bed psychiatric facility, was sold.
(8) The Company is currently in negotiations to dissolve, retroactive to December 31, 1991, the joint venture which leased Crossroads Hospital and Woodview-Calabasas Hospital. Crossroads Hospital continued to be managed by the Company although in August 1992 it was closed and was subleased through the term of the lease which expired in September 1993. Woodview-Calabasas continues to be managed by the Company's joint venture partner although it was closed in April 1993.
(9) Joint operating agreement between Century Healthcare of California and Starting Point, Inc. to manage Newport Harbor Psychiatric Hospital, a 68-bed adolescent psychiatric hospital and Starting Point, Orange County, a 70-bed psychiatric facility. This agreement was mutually dissolved on February 28, 1993.
(10) Includes Starting Point, Grand Avenue which was sold in July 1991.
(11) On July 1, 1993, CareUnit Hospital of Albuquerque was sold.
(12) On October 1, 1993, CareUnit of So. Florida/Tampa was sold and on December 10, 1993, CareUnit of Coral Springs was sold.
(13) Includes Brea Hospital Neuropsychiatric Center, CareUnit Hospital of Orange, CareUnit Hospital of St. Louis, CareUnit of Orlando, CareUnit of DuPage, Sutter Center for Psychiatry and Golden Valley Health Center. These facilities were closed or sold in fiscal 1989 through 1991.

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

        Various federal and state laws regulate the relationship between providers of health care services and physicians. These laws include the "fraud and abuse" provisions of the Social Security Act, under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for inducement of referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. Civil penalties range from monetary fines that may be levied on a per- violation basis to temporary or permanent exclusion from the Medicare program.

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

ITEM 2.   PROPERTIES.

        The following table sets forth certain information regarding the properties owned or leased by the Company at May 31, 1995:

                                                             OWNED OR            LEASE         MONTHLY
                 NAME AND LOCATION                           LEASED(1)         EXPIRES(2)     RENTAL(3)
                 -----------------                           ---------         ----------     ---------
     PSYCHIATRIC/CHEMICAL DEPENDENCY FREESTANDING TREATMENT FACILITIES
          CareUnit Hospital (4)   . . . . . . . .              Owned               ---            ---
             Fort Worth, Texas
          CareUnit Hospital   . . . . . . . . . .             Leased              2035         $16,106 (5)
             Kirkland, Washington
          CareUnit Facility (6)   . . . . . . . .              Owned               ---            ---
             Jacksonville Beach, Florida
          CareUnit Hospital (10)  . . . . . . . .              Owned               ---            ---
             Cincinnati, Ohio
          Starting Point, Orange County   . . . .              Owned               ---            ---
             Costa Mesa, California
          Aurora Behavioral Health Hospital (10)               Owned               ---            ---
             Aurora, Colorado
          CareUnit Facility (7)   . . . . . . . .              Owned               ---            ---
             San Diego, California
     OTHER OPERATING FACILITIES
          CareUnit, Inc.  . . . . . . . . . . . .             Leased              1996           2,278
             Chesterfield, Missouri
          CompCare Publishers (8)   . . . . . . .             Leased              1997           3,009
             Minneapolis, Minnesota
          Comprehensive Behavioral Care, Inc.
             Tampa, Florida   . . . . . . . . . .             Leased              1995           7,435
             Las Vegas, Nevada  . . . . . . . . .             Leased              1995           1,997
             Ft. Lauderdale, Florida  . . . . . .             Leased              1995             586
             South Bend, Indiana  . . . . . . . .             Leased              1997           1,027
     ADMINISTRATIVE FACILITIES
          Corporate Headquarters (9)  . . . . . .             Leased              1995           5,037
             Newport Beach, California
          Data Processing Center (9)  . . . . . .             Leased              1997           3,882
             Riverside, California

- -----------------------------
(1) Subject to encumbrances. For information concerning the Company's long-term debt, see Note 10 to the Company's consolidated financial statements contained in this report.
(2)   Assumes all options to renew will be exercised.
(3) All leases, other than those relating to the Company's administrative facilities, are triple net leases under which the Company bears all costs of operations, including insurance, taxes and utilities. The Company is responsible for specified increases in taxes, assessments and operating costs relating to its administrative facilities.
(4)   Closed January 1995.  The Company intends to sell this property.
(5) Subject to increase every three years based upon increases in the Consumer Price Index, not to exceed 10%.
(6)   Closed February 1992.  The Company intends to sell this property.
(7)   Closed December 1989.  The Company intends to sell this property.
(8)   Office/operation sold in April 1994;  Company has sublet this property.
(9)   This lease was converted to month-to-month.
(10) Encumbered by a lien securing payment of a $2.0 million note due January 9, 1997.

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

        In connection with the proposed sale and lease-back of hospitals to CMP Properties, Inc., a real estate investment trust, the Company advanced $1.1 million to its financial advisor in fiscal 1992. The Company had classified these advances as accounts receivable and wrote off all such receivables through fiscal 1994. The financial advisor was affiliated with several members of the Company's Board of Directors at that time. The advances, which were to be repaid if the transaction was not completed, were to be secured by a pledge of common stock in an unrelated company. The pledged shares of common stock were in the possession of the Company's primary legal counsel at that time, as collateral for the advances. After the transaction was terminated, the financial advisor refused to repay the advances and the Company's legal counsel refused to turn over the collateral to the Company. The Company has filed an action in the United States District Court for the District of Oregon (Civil Case No. 94- 384 FR) against its former financial advisor and former legal counsel to recover the advances. The former financial advisor has counterclaimed against the Company for $1,688,000 for breach of contract and unjust enrichment. The Company's former law firm has filed a counterclaim for $193,000 for unpaid legal fees. Management believes that the counterclaims are without merit and intends to vigorously defend against them and to pursue the Company's claims.

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

Other Litigation

        In December 1994, the Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on the payroll tax audit for the calendar years 1983 through 1991 pursuant to which the Company agreed to pay the IRS $5.0 million with the Company having no obligation to pay any penalties or accrued interest. The IRS agent conducting the audit asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. The settlement was reviewed and accepted on behalf of the IRS by its district counsel. Payment terms have been accepted at 50% within 90 days of finalization with the remainder financed over the next five years. In March 1995, the Company paid $350,000 to the IRS against the initial payment due. In return, the IRS granted the Company an additional 120 days to pay the remaining balance of $2,150,000. In July 1995, the Company paid the remaining balance of the initial payment, and continues to make the monthly installment payment pursuant to the terms of the settlement. The unpaid balance bears interest at 9% per annum due and payable after the $5.0 million is paid. The Company had accrued for this settlement amount over several previous fiscal years and, as a result, there was no impact on the Company's current year financial statements for this settlement. The Company's future statements of operations will reflect the interest expense related to the outstanding settlement amount.

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

        DREW Q. MILLER, age 42. Mr. Miller has been employed by the Company since November 1994. In November 1994, Mr. Miller was appointed Vice President
- - Acquisitions and Development. In December 1994, Mr. Miller was appointed Chief Financial Officer and in January 1995 was appointed interim Chief Operating Officer. In July 1995, Mr. Miller was appointed Chief Operating Officer. Prior to his employment with the Company, Mr. Miller was President of Alternative Psychiatric Centers, Inc., which was purchased by the Company in February 1995. Prior to his employment in April 1993 with APC, Mr. Miller was Chief Financial Officer for Concept Psychiatric Health Group, Inc. commencing in July 1989.

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


                                                                     YEAR ENDED MAY 31,
                                                    -------------------------------------------------------
                                                       1995        1994        1993       1992       1991
                                                       ----        ----        ----       ----       ----
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues and gains:
   Operating revenues, net  . . . . . . . . . . .   $ 29,282      $34,277   $ 51,847    $59,969    $ 84,689
   Gain on sale of RehabCare stock, net   . . . .        ---          ---     13,114     17,683         ---
   Gain on Sovran settlement net  . . . . . . .          ---          ---        584        ---         ---
   Interest income  . . . . . . . . . . . . . . .         38           50         69        336         531
   Equity in earnings(loss) of unconsolidated
     affiliates   . . . . . . . . . . . . . . . .        ---          ---        384        168      (1,289)
                                                    --------      -------   --------    -------    --------
                                                      29,320       34,327     65,998     78,156      83,931
                                                    --------      -------   --------    -------    --------
Costs and expenses:
   Operating expenses   . . . . . . . . . . . . .     31,497       31,875     50,924     38,810      65,362
   General and administrative expenses  . . . . .      4,331        5,455      5,754     12,946      21,267
   Provision for doubtful accounts  . . . . . . .      1,423        1,558      6,187      6,065       4,759
   Depreciation and amortization  . . . . . . . .      1,797        1,762      2,946      2,602       3,580
   Loss on sale/write-down of assets  . . . . . .        259          ---      4,382     15,986       5,863
   Interest expense   . . . . . . . . . . . . . .      1,366        1,228      1,759      3,908       7,380
   Other restructuring/non-recurring expenses   .        ---          ---      5,452      2,152       2,819
                                                    --------      -------   --------    -------    --------
                                                      40,673       41,878     77,404     82,469     111,030
                                                    --------      -------   --------    -------    --------
Loss before income taxes  . . . . . . . . . . . .    (11,353)      (7,551)   (11,406)    (4,313)    (27,099)
Provision(benefit) for income taxes . . . . . . .        180          301        194        249         401
                                                    --------      -------   --------    -------    --------
Loss before extraordinary item  . . . . . . . . .    (11,533)      (7,852)   (11,600)    (4,562)    (27,500)
                                                    ========
Extraordinary item - gain on debenture
   conversion   . . . . . . . . . . . . . . . . .        ---          ---        ---        ---      11,465
                                                    --------      -------   --------    -------    --------
Net loss  . . . . . . . . . . . . . . . . . . . .   $(11,533)     $(7,852)  $(11,600)   $(4,562)   $(16,035)
                                                    ========      =======   ========    =======    ========
Loss per common and common
   equivalent share:
   Loss before extraordinary item   . . . . . . .   $  (5.11)     $ (3.57)  $  (5.28)   $ (2.08)   $ (22.69)
   Extraordinary item - gain on debenture
     conversion   . . . . . . . . . . . . . . . .        ---          ---        ---        ---        9.46
                                                    --------      -------   --------    -------    --------
   Net loss   . . . . . . . . . . . . . . . . . .   $  (5.11)     $ (3.57)  $  (5.28)   $ (2.08)   $ (13.23)
                                                    ========      =======   ========    =======    ========
Cash dividends per share  . . . . . . . . . . . .   $    ---      $   ---   $    ---    $   ---    $    ---
                                                    ========      =======   ========    =======    ========
Weighted average common and common
   equivalent shares outstanding  . . . . . . . .      2,257        2,199      2,196      2,190       1,212


                                                                         AS OF MAY 31,
                                                   ---------------------------------------------------------
                                                       1995       1994        1993       1992       1991
                                                       ----       ----        ----       ----       ----
BALANCE SHEET DATA:                                                 (DOLLARS IN THOUSANDS)
Working capital(deficit)  . . . . . . . . . . . .   $(15,342)    $   412    $   438     $11,901     $11,221
Total assets  . . . . . . . . . . . . . . . . . .     26,001      33,226     46,968      70,422      99,084
Long-term debt  . . . . . . . . . . . . . . . . .      5,077      10,477     10,652      10,375      28,078
Long-term debt including current maturities
 and debentures . . . . . . . . . . . . . . . . .     17,900      10,631     12,789      24,113      41,184
Stockholders' equity(deficit) . . . . . . . . . .     (4,933)      5,099     12,951      24,441      28,976

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

         The following table reflects covered lives by major product provided:


                                                              YEAR ENDED MAY 31,
                                                              ------------------
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
                                                            =======         =======



         Comprehensive Behavioral contracts with a variety of sources on a capitated basis. The Company attempts to control its risk by entering into contractual relationships with health care providers, including hospitals and physician groups on a sub- capitated, discounted fee-for-service or per case basis. The Company's contracts typically exclude capitation risk for chronic care patients.

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

         The following table sets forth quarterly utilization data on a "same store" basis:



                                                             Same Store Utilization
                                 -----------------------------------------------------------------------------
                                            Fiscal 1995                                Fiscal 1994
                                 ------------------------------------     ------------------------------------
                                   4th      3rd        2nd       1st        4th       3rd        2nd      1st
                                  Qtr.     Qtr.       Qtr.      Qtr.       Qtr.      Qtr.       Qtr.     Qtr.
                                  ----     ----       ----     -----       ----      ----       ----     ----
Admissions  . . . . . . . .        715       647       706        721        708        629       618      625
Average length of stay  . .        7.3       8.0       8.3        8.0        8.6        8.4       8.9     10.1
Patient days  . . . . . . .      5,232     5,181     5,872      5,738      6,054      5,256     5,476    6,284
Average occupancy rate  . .        45%       46%       51%        49%        55%        51%       54%      61%


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

        The following table illustrates the revenues in outpatient and daycare programs offered by nine contract units on a "same store" basis:


                                                        Net Outpatient/Daycare Revenues
                                  ----------------------------------------------------------------------------
                                                             (Dollars in thousands)
                                             Fiscal 1995                               Fiscal 1994
                                  -----------------------------------     ------------------------------------
                                   4th      3rd        2nd       1st        4th       3rd        2nd      1st
                                  Qtr.     Qtr.       Qtr.      Qtr.       Qtr.      Qtr.       Qtr.     Qtr.
                                  ----     ----       ----     -----       ----      ----       ----     ----

Facilities offering . . . .          9         9         9          9          9          9         9        9
Net outpatient/daycare
   revenues . . . . . . . .       $344      $327      $323       $285       $287       $274      $232     $245
% of total "same store"
   net operating revenues .        22%       27%       26%        22%        21%        22%       18%      17%


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

                                                             Same Store Utilization
                                 ----------------------------------------------------------------------------
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

        The following table illustrates the revenues in outpatient, daycare and partial hospitalization programs offered by the freestanding facilities on a "same store" basis:

                                                        Net Outpatient/Daycare Revenues
                                ------------------------------------------------------------------------------
                                                             (Dollars in thousands)
                                             Fiscal 1995                               Fiscal 1994
                                ------------------------------------     -------------------------------------
                                  4th      3rd        2nd       1st        4th        3rd       2nd      1st
                                  Qtr.     Qtr.       Qtr.      Qtr.       Qtr.       Qtr.      Qtr.     Qtr.
                                ------    ------    ------     ------     ------     ------    ------   ------

Facilities offering . . . .          5         5         5          5          5          5         5        5
Net outpatient/daycare
   revenues . . . . . . . .     $2,133    $1,652    $1,804     $2,352     $2,401     $2,135    $1,744   $1,723
% of total "same store"
   net operating revenues .         61%       52%       51%        60%        56%        55%       47%      46%

        The Company recorded no asset write-downs during fiscal 1995 and recorded $1.8 million during fiscal 1994 for one operating facility and property held for sale due to impairments of net realizable value. For fiscal years 1993 and prior, asset write-downs included the estimated future operating losses, selling costs and carrying costs of such closed facilities for closed operations until the estimated disposition date. To the extent that actual costs and time required to dispose of the facilities differ from these estimates, adjustments to the amount written-down may be required.
Losses and   carrying costs of such facilities are charged back directly to the carrying values of the respective assets held for sale. Because chemical dependency treatment facilities are special purpose structures, their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment currently being experienced throughout the industry. Three facilities closed in the fourth quarter of fiscal 1993 were sold during fiscal 1994. The Company sold two facilities during fiscal 1995, of which one was closed in fiscal 1993, and the other in a prior fiscal year. The Company currently has three facilities listed for sale, of which one was closed in fiscal 1995, and the other two in prior fiscal years. These facilities have been designated for disposition because of their weak market positions relative to competitors and limited prospects for generating an acceptable return on investment as an operating property. The Company will continue to evaluate the performance of all of these facilities in their respective markets, and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.

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

        Operating revenues declined $17.6 million or 34% from fiscal 1993, primarily as the result of the closure of four freestanding facilities during fiscal 1993, the sale of a fifth facility. In addition, a decline in both admissions and length of stay experienced by freestanding operations and the decline in length of stay for contract operations contributed to the decline in operating revenues.

        Operating expenses decreased by approximately $19.0 million or 37%, primarily as a result of the closure of four facilities during fiscal 1993 and the sale of a fifth. General and administrative expenses declined by approximately $0.3 million or 5% in fiscal 1994 primarily as a result of management's continued effort to reduce corporate overhead expenses. Interest expense was reduced by $0.5 million or 30%, primarily as the result of the paydown of senior secured debt by approximately $1.9 million with the proceeds of asset sales. In addition, general and administrative expenses reflect a credit of $0.8 million for fiscal 1993. This credit is the result of the reduction of provisions for general and administrative expenses. The provision for doubtful accounts decreased by $4.6 million during fiscal 1994 primarily due to the decline in operating revenues experienced as a result of the closure of four freestanding facilities during fiscal 1993 and the sale of a fifth facility. The provision for doubtful accounts for fiscal 1994 is predominately related to the Company's freestanding operations. During fiscal 1994, the Company's payor mix declined from 86% received from private sources in fiscal 1993 to 57% in fiscal 1994. This shift created a decrease in those revenues which traditionally experience a greater degree of bad debts.

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

Managed Care Operations

        During fiscal 1994, the number of covered lives for managed care operations increased by 33%. This increase is attributable to new contracts added during fiscal 1994. AccessCare distinguishes itself from its competition by being the "science-based" provider of care and manages all clinical programs based upon proven treatment technologies.

        In fiscal 1994, operating revenue for managed care operations increased 191% from fiscal 1993 due to the fact that fiscal 1993 consisted of only five months. In addition, AccessCare is a start-up venture and is in its growth stage. Operating expenses increased 134% in fiscal 1994 also as a result that fiscal 1993 consisted of only five months and the expenses related to AccessCare's expansion and development. Although AccessCare experienced an increase in operating revenue during fiscal 1994, it was more than offset by the increase in total operating expenses resulting in an increase in AccessCare's net operating loss of 70% or $0.7 million from fiscal 1993.

Contract Operations

        During fiscal 1994, patient days of service under CareUnit, Inc. contracts declined by approximately 33% from 51,524 patient days to 34,464 patient days. This decline is attributable to the 5 units which were closed during fiscal 1994, a decline in length of stay and managed care intervention. Of the units closed, 1 contract was terminated by CareUnit, Inc. for poor operating performance. The remaining 4 closures were terminated by the contracting hospitals upon expiration of their term. The Company believes that these non-renewals were influenced primarily by increased competition and changes in reimbursement patterns by third- party payers. During fiscal 1994, CareUnit, Inc. opened 3 new contracts.

        For units operational in both fiscal years, operating expenses decreased less than 1%, which, combined with the increase in inpatient and outpatient operating revenues, caused operating income at the unit level to increase 10% from fiscal 1993. Consequently, overall unit operating income increased to $0.8 million in fiscal 1994 from $0.7 million in fiscal 1993.

Freestanding Operations

        Admissions for freestanding operations in fiscal 1994 declined overall by 3,131 to 3,916 from 7,047 in fiscal 1993, an overall decline of 44%. Of this decline, 2,843 fewer admissions were attributable to facilities which were closed or under contract to be sold as of May 31, 1994. The remaining "same stores" facilities, i.e., those operational during both fiscal years experienced a 7% decrease in admissions and a 11% decline in length of stay to
10.0 days, resulting in 21% fewer patient days than the prior fiscal year. The decrease in "same store" patient days was primarily due to Aurora Behavioral Health Hospital which experienced a 16% decrease in admissions and a 53% decline in length of stay which resulted in 60% fewer patient days in fiscal 1994 compared to the prior fiscal year. This decline was primarily attributable to the termination during fiscal 1993 of an acute psychiatric program specializing in dissociative disorders. Patients in the dissociative disorder program traditionally have a higher acuity requiring additional care and a longer length of stay.

        Overall operating revenue per patient day for freestanding operations increased by 20% to $618 in fiscal 1994 from fiscal 1993 and overall patient days declined 53% to 38,685, resulting in a decrease of approximately $18.0 million, or 43%, in operating revenues. In addition to the decrease caused by the sale and/or closure of hospitals, the Company believes that the increasing role of HMOs, reduced benefits from employers and indemnity companies, a greater number of competitive beds and a shifting to outpatient programs are responsible for this decline in patient days. In response to these factors the Company accelerated the development of effective, lower cost outpatient, day care, and partial hospitalization programs in conjunction with its freestanding facilities, and shifted its marketing activities toward developing relationships and contracts with managed care and other organizations which pay for or broker such services.

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

        In connection with a March 3, 1995 letter agreement with a representative of the Debenture holders, the Company has agreed to pledge all of the shares of its CareUnit, Inc. subsidiary. The Company has not, nor does it recognize an obligation to have pledged such shares. The agreement provides that "At 150 days after the date of this Agreement, provided that the Participating Securityholders have in each material respect performed (with opportunity to cure if a cure is possible) their obligations required to be performed hereunder on or prior to such date, and if the Offer has not then been consummated, the Company shall pledge (with the Trustee, or an alternate acceptable to the Company, to act as pledgeholder on terms of a written agreement containing standard terms reasonably acceptable to the Participating Securityholders) all of the Shares as collateral for its obligation to purchase the Securities pursuant to the Offer or otherwise. Such pledge may only be foreclosed upon following 180 days after the date hereof at the request of any Securityholder or the Trustee if the Offer is not consummated on or prior to such date, provided that the Participating Securityholders have in each material respect performed (with opportunity to cure if a cure is possible) their obligations required to be performed hereunder on or prior to such date.
 ...Upon consummation of the Offer, the said pledges shall be released." Although the Company believes that the Participating Securityholders did not fully perform their obligations and are not entitled to such pledged shares, no assurances can be made that any such pledged shares will be returned to the Company or that the Company will not be required to perform such agreement, or otherwise satisfy its obligations to Debenture holders.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company reported a net loss of $11.5 million for the year ended May 31, 1995 and has reported net losses in each of the four preceding fiscal years aggregating an additional $39.8 million. As a result, the Company has an accumulated deficit of $46.5 million and a total stockholders' deficiency of $4.9 million as of May 31, 1995. Additionally, the Company's current assets at May 31, 1995 amounted to approximately $8.0 million and current liabilities were approximately $23.4 million, resulting in a working capital deficiency of approximately $15.4 million and a current ratio of 1:2.9. The Company utilized $7.9 million for its operating activities, and provided $2.8 million and $4.8 million from its investing and financing activities respectively.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                    YEARS ENDED MAY 31, 1995, 1994 AND 1993


                                                                                                       PAGE
                                                                                                     NUMBER
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      30
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      31
Consolidated Balance Sheets, May 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . .      32
Consolidated Statements of Operations, Years Ended May 31, 1995, 1994 and 1993  . . . . . . . . . .      33
Consolidated Statements of Stockholders' Equity, Years Ended May 31, 1995, 1994 and 1993  . . . . .      34
Consolidated Statements of Cash Flows, Years Ended May 31, 1995, 1994 and 1993  . . . . . . . . . .      35
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      36

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




/s/ Ernst & Young LLP

Orange County, California
September 7, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Comprehensive Care Corporation:


         We have audited the accompanying consolidated balance sheet of Comprehensive Care Corporation (a Delaware corporation) and subsidiaries as of May 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two fiscal years in the period ended May 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 1994, and the results of their operations and their cash flows for each of the two fiscal years in the period ended May 31, 1994, in conformity with generally accepted accounting principles.

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





/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

St. Louis, Missouri
August 22, 1994 (except with respect
to the matter discussed in the fourth
paragraph of Note 15, as to which
the date is December 5, 1994).

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                                       MAY 31,
                                                                                --------------------
                                                                                1995            1994
                                                                                ----            ----
                                          ASSETS                               (DOLLARS IN THOUSANDS)
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .        $  1,542         $  1,781
    Accounts and notes receivable, less allowance for
       doubtful accounts of $1,096 and $1,574 . . . . . . . . . . . .           3,329            5,848
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . .           2,750              ---
    Property and equipment held for sale  . . . . . . . . . . . . . .             ---            6,939
    Other current assets  . . . . . . . . . . . . . . . . . . . . . .             391              508
                                                                             --------         --------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .           8,012           15,076
                                                                             --------         --------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . .          25,181           29,326
Less accumulated depreciation and amortization  . . . . . . . . . . .         (13,074)         (13,338)
                                                                             --------         --------
Net property and equipment  . . . . . . . . . . . . . . . . . . . . .          12,107           15,988
                                                                             --------         --------
Property and equipment held for sale  . . . . . . . . . . . . . . . .           3,746              ---
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,136            2,162
                                                                             --------         --------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 26,001         $ 33,226
                                                                             ========         ========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities  . . . . . . . . . . . .        $ 10,235         $ 13,776
    Long-term debt in default (see Note 10) . . . . . . . . . . . . .           9,538              ---
    Current maturities of long-term debt  . . . . . . . . . . . . . .           3,285              154
    Income taxes payable  . . . . . . . . . . . . . . . . . . . . . .             296              734
                                                                             --------         --------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . .          23,354           14,664
                                                                             -------          --------

Long-term debt, excluding current maturities  . . . . . . . . . . . .           5,077           10,477
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           1,503            2,986
Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . .           1,000              ---
Commitments and contingencies (see Notes 2, 10 and 15)
Stockholders' equity:
    Preferred stock, $50.00 par value; authorized 60,000 shares . . .             ---              ---
    Common stock, $.01 par value; authorized 12,500,000 shares;
       issued and outstanding 2,464,516 and 2,198,692 shares  . . . .              25               22
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . .          41,558           40,060
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .         (46,516)         (34,983)
                                                                             --------         --------
Total stockholders' equity (deficit)  . . . . . . . . . . . . . . . .         ( 4,933)           5,099
                                                                             --------         --------
Total liabilities and stockholders' equity  . . . . . . . . . . . . .        $ 26,001         $ 33,226
                                                                             ========         ========




                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        YEAR ENDED MAY 31,
                                                                  -------------------------------
                                                                  1995         1994          1993
                                                                  ----         ----          ----

                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues and gains:
    Operating revenues  . . . . . . . . . . . . . . . . .      $ 29,282       $34,277      $ 51,847
    Gain on sale of RehabCare stock, net  . . . . . . . .           ---           ---        13,114
    Gain on Sovran settlement, net  . . . . . . . . . . .           ---           ---           584
    Interest income . . . . . . . . . . . . . . . . . . .            38            50            69
    Equity in earnings of unconsolidated affiliates . . .           ---           ---           384
                                                               --------       -------      --------
                                                                 29,320        34,327        65,998
                                                               --------       -------      --------

Costs and expenses:
    Operating expenses  . . . . . . . . . . . . . . . . .        31,497        31,875        50,924
    General and administrative expenses . . . . . . . . .         4,331         5,455         5,754
    Provision for doubtful accounts . . . . . . . . . . .         1,423         1,558         6,187
    Depreciation and amortization . . . . . . . . . . . .         1,797         1,762         2,946
    Loss on sale/write-down of assets . . . . . . . . . .           259           ---         4,382
    Interest expense  . . . . . . . . . . . . . . . . . .         1,366         1,228         1,759
    Other restructuring/nonrecurring expenses . . . . . .           ---           ---         5,452
                                                               --------       -------      --------
                                                                 40,673        41,878        77,404
                                                               --------       -------      --------

Loss before income taxes  . . . . . . . . . . . . . . . .       (11,353)       (7,551)      (11,406)

Provision for income taxes  . . . . . . . . . . . . . . .           180           301           194
                                                               --------       -------      --------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . .      $(11,533)      $(7,852)     $(11,600)
                                                               ========       =======      ========

Net loss per share  . . . . . . . . . . . . . . . . . . .      $  (5.11)      $ (3.57)     $  (5.28)
                                                               ========       =======      ========





                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                       ADDITIONAL                                      TOTAL
                                     COMMON STOCK        PAID-IN     ACCUMULATED     TREASURY STOCK    STOCKHOLDER'S
                                  SHARES     AMOUNT      CAPITAL       DEFICIT      SHARES    AMOUNT      EQUITY
                                  ------     ------      -------       -------      ------    ------      ------
                                                             (AMOUNTS IN THOUSANDS)

Balance, May 31, 1992 . . . . .    2,191     $ 22        $39,950      $(15,531)       ---      $ ---      $ 24,441
    Net loss  . . . . . . . . .      ---      ---            ---       (11,600)       ---        ---       (11,600)
    Exercise of stock options .        4      ---             50           ---        ---        ---            50
    Issuance of shares for the
       purchase of Mental
       Health Programs, Inc . .        4      ---             60           ---        ---        ---            60
                                   -----      ---        -------      --------       ----      -----      --------
Balance, May 31, 1993 . . . . .    2,199     $ 22        $40,060      $(27,131)       ---      $ ---      $ 12,951
    Net loss  . . . . . . . . .      ---      ---            ---        (7,852)       ---        ---        (7,852)
                                   -----     ----        -------      --------       ----      -----      --------
Balance, May 31, 1994 . . . . .    2,199     $ 22        $40,060      $(34,983)       ---      $ ---      $  5,099
    Net loss  . . . . . . . . .      ---      ---            ---       (11,533)       ---        ---       (11,533)
    Issuance of shares for the
       purchase of Mental
       Health Programs, Inc . .       16      ---            ---           ---        ---        ---           ---
    Odd lot shares purchase . .                               (2)                                               (2)
    Shares issued for
       private placements . . .      250        3          1,500           ---        ---        ---         1,503
                                   -----     ----        -------      --------       ----      -----      --------
Balance, May 31, 1995 . . . . .    2,465     $ 25        $41,558      $(46,516)       ---      $ ---      $ (4,933)
                                   =====     ====        =======      ========       ====      =====      ========





                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED MAY 31,
                                                                            ----------------------------
                                                                            1995        1994         1993
                                                                            ----        ----         ----
                                                                               (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
 Net loss   . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(11,533)    $(7,852)    $(11,600)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . .           1,797       1,762        2,946
   Provision for doubtful accounts, net of recoveries . . . . . .           1,423       1,558        6,187
   Gain on sale of RehabCare stock, net . . . . . . . . . . . . .             ---         ---      (13,114)
   Gain on Sovran settlement, net . . . . . . . . . . . . . . . .             ---         ---         (584)
   Loss on sale/write-down of assets  . . . . . . . . . . . . . .             259          36        4,382
   Carrying costs incurred on property and equipment
     held for sale  . . . . . . . . . . . . . . . . . . . . . . .            (420)     (1,241)      (1,330)
   Other restructuring/non-recurring expenses . . . . . . . . . .             ---         ---        5,452
   Equity in earnings of unconsolidated affiliates  . . . . . . .             ---         ---         (384)
   Decrease in accounts and notes receivable  . . . . . . . . . .           1,108         452        2,542
   Decrease in accounts payable and accrued liabilities . . . . .            (116)     (2,762)      (4,927)
   Increase(decrease) in income taxes payable . . . . . . . . . .            (438)         68          ---
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .              56         818          278
                                                                         --------     -------     --------
     Net cash used in operating activities  . . . . . . . . . . .          (7,864)     (7,161)     (10,152)
                                                                         --------     -------     --------

Cash flows from investing activities:
   Proceeds from sale of property and equipment
     (operating and  held for sale)   . . . . . . . . . . . . . .           3,204      10,357        3,489
   Proceeds from the sale of RehabCare stock  . . . . . . . . . .             ---         ---       18,825
   Proceeds from Sovran settlement, net . . . . . . . . . . . . .             ---         ---          584
   Additions to property and equipment, net . . . . . . . . . . .            (362)       (383)        (474)
   Purchase of operating entity . . . . . . . . . . . . . . . . .             (50)        ---          (75)
                                                                         --------     -------     --------
      Net cash provided by investing activities . . . . . . . . .           2,792       9,974       22,349
                                                                         --------     -------     --------

Cash flows from financing activities:
   Repayment of debt  . . . . . . . . . . . . . . . . . . . . . .             ---         ---      (11,835)
   Repayment to banks and other . . . . . . . . . . . . . . . . .            (725)     (2,158)      (1,266)
   Borrowings from banks and other  . . . . . . . . . . . . . . .           3,055         ---          ---
   Exercise of stock options  . . . . . . . . . . . . . . . . . .             ---         ---           50
   Proceeds from the issuance of stock  . . . . . . . . . . . . .           2,503         ---          ---
                                                                         --------     -------     --------
     Net cash provided by(used in) financing activities   . . . .           4,833      (2,158)     (13,051)
                                                                         --------     -------     --------

Net increase(decrease) in cash and cash equivalents . . . . . . .            (239)        655         (854)
Cash and cash equivalents at beginning of year  . . . . . . . . .           1,781       1,126        1,980
                                                                         --------     -------     --------
Cash and cash equivalents at end of year  . . . . . . . . . . . .        $  1,542     $ 1,781     $  1,126
                                                                         ========     =======     ========

Supplemental disclosures of cash flow information:

 Cash paid during the year for:
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    527      $1,302     $  2,050
                                                                         ========       =====     ========
   Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .        $    507      $  233     $    338
                                                                         ========       =====     ========


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

Revenue Recognition

        Approximately 52%, 66% and 88% of the Company's operating revenues were received from private sources in fiscal 1995, 1994 and 1993, respectively. The remainder is received from Medicare, Medicaid and other governmental programs. The latter are programs which provide for payments at rates generally less than established billing rates. Payments are subject to audit by intermediaries administering these programs. Revenues from these programs are recorded under reimbursement principles applicable to each of the programs. Although management believes estimated provisions currently recorded properly reflect these revenues, any differences between final settlement and these estimated provisions are reflected in operating revenues in the year finalized. Such differences between estimated and final settlements approximated $(8,000) during fiscal 1995. Revenues are recognized in the month in which services are provided.

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

        Property and equipment held for sale, which are expected to be sold in the next fiscal year are shown as current assets on the consolidated balance sheet. Such property and equipment are shown as non-current assets on the consolidated balance sheet as of May 31, 1995 due to the fact that contracts for sale have not been fully negotiated. Gains and losses on facilities sold have been reflected in the consolidated statement of operations. Any impairments to the net realizable value of property and equipment held for sale have also been recorded in the consolidated statements of operation.

Intangible Assets

        Intangible assets include costs in excess of fair value of net assets of businesses purchased (goodwill), licenses, and similar rights. Costs in excess of net assets purchased are amortized over 20 to 25 years. The costs of other intangible assets are amortized over the period of benefit. The Company assesses the recoverability and the amortization period of goodwill by determining whether the amount can be recovered through undiscounted cash flows of the businesses acquired, excluding interest expense and amortization, over the remaining amortization period. The Company considers external factors relating to each acquired business, including local market developments, regional and national trends, regulatory developments and other pertinent factors including the business' current and expected financial performance in making its assessment. The Company believes that the $1.6 million of net recorded intangible assets at May 31, 1995, are recoverable

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993


from future estimated undiscounted cash flows. The amounts in the consolidated balance sheets are net of accumulated amortization of goodwill of $731,000 and $652,000 at May 31, 1995 and 1994, respectively.

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

Cash and Cash Equivalents

        Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flow and aggregate $318,000 and $1,294,000 at May 31, 1995 and 1994, respectively.

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

        As further described in Note 5, in 1992 the Company had transferred most of its recorded hospital plant and equipment, which were proposed for inclusion in a sale/leaseback transaction, into property and equipment held for sale and reported them at their net realizable value. Such sale/leaseback plans were terminated in October 1992, and the property and equipment was returned to operating assets at their then net realizable value. Given the Company's ongoing losses and the presence of other industry related impairment indicators, the Company has continued to depreciate those assets from that basis. As a result, the Company's Property and Equipment is carried at a value that approximates its current fair value. Property and Equipment Held for Sale is reported at the assets net realizable value, which management believes approximates the fair values of those assets less holding costs anticipated to be incurred. Further, as indicated above (Intangible Assets), the Company continues to evaluate the recoverability of recorded intangible assets of $1.6 million (see Note 8-- "Other Assets"). Accordingly, implementation of SFAS No. 121 is not expected to have a significant impact upon the Company's financial statements.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993



Reclassification

        Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 2-- OPERATING LOSSES AND LIQUIDITY

        The Company reported a net loss of $11.5 million for the year ended May 31, 1995 and has reported net losses in each of the four preceding fiscal years aggregating an additional $39.8 million. As a result, the Company has an accumulated deficit of $46.5 million and a total stockholders' deficiency of $4.9 million as of May 31, 1995. Additionally, the Company's current assets at May 31, 1995 amounted to approximately $8.0 million and current liabilities were approximately $23.4 million, resulting in a working capital deficiency of
approximately $15.4 million and a current ratio of 1:2.9.   The Company
utilized $7.9 million for its operating activities and provided $2.8 million and $4.8 million from its investing and its financing activities respectively.

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

        To address the Company's operational issues, in fiscal 1993 the Company established a restructuring reserve (see Note 9-- "Accounts Payable and Accrued Liabilities"). One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Through May 31, 1995 many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold. Additionally, in fiscal 1995, management has begun to implement plans for expanding the Company's contract management and managed care operations (see Note 3-- "Acquisitions and Dispositions").

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

        On November 22, 1994, the Company sold its CareUnit Hospital of Orlando. Proceeds from the sale were utilized for working capital purposes. On March 3, 1995, the Company sold its Starting Point, Oak facility in Sacramento, California. Proceeds from this sale were utilized for working capital purposes and for payment to the IRS in accordance with the Company's offer in compromise with the IRS. (see Note 15-- "Commitments and Contingencies").

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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993



        In December 1992, the Company purchased Mental Health Programs, Inc. based in Tampa, Florida, from the former owner. The Company was operating as AccessCare, Inc., however, effective August 1, 1995, the Company changed its name to Comprehensive Behavioral Care, Inc. The terms of the purchase included a payment of $75,000, issuance of 4,000 shares of the Company's common stock, an employment agreement, a stock option agreement and the assumption of bank debt from the former owner. Both the stock option and employment agreements and the release of the former owner as guarantor of the bank debt are contingent upon the continued employment of the former owner with the Company. In connection with this acquisition, the Company recorded goodwill of approximately $829,000. In July 1993, the Company terminated the employment agreement and subsequently entered into litigation with the former owner. On November 21, 1994, the Company reached a settlement agreement with the former owner and will pay $250,000 in installments through September 1996; forgive the obligations owing under the indemnification agreement between the Company and the former owner; and satisfy the terms under the stock purchase agreement dated December 30, 1992 between the former owner and the Company to issue 16,000 shares of the Company's common stock. The Company has established a reserve of $0.2 million with respect to this settlement. During the third quarter of 1995, the Company satisfied the terms of the stock purchase agreement and commenced installment payments to the former owner. Should the Company be unable to register the 20,000 shares issued to the former owner prior to December 31, 1995, the Company will be obligated to pay a penalty in the amount of $50,000.

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

NOTE 4--  ACCOUNTS AND NOTES RECEIVABLE

        Current notes receivable was $2,750,000 at May 31, 1995 which represented financing on the sale of Starting Point Oak. The note was collected in July 1995. There were no current notes receivable as of May 31, 1994. The following table summarizes changes in the Company's allowance for doubtful accounts for the years ended May 31, 1995, 1994 and 1993:

                                          BALANCE AT          ADDITIONS CHARGED TO         WRITE-OFF     BALANCE AT
                                          BEGINNING          -----------------------            OF          END OF
                                           OF YEAR          EXPENSE       RECOVERIES       ACCOUNTS         YEAR
                                           -------          -------       ----------       --------         ----
                                                                 (DOLLARS IN THOUSANDS)
Year ended May 31, 1995 . . . . .           $1,574           $  2,808       $(1,385)        $(1,901)       $1,096
Year ended May 31, 1994 . . . . .            2,489              3,841        (2,283)         (2,473)        1,574
Year ended May 31, 1993 . . . . .            4,137              9,379        (3,192)         (7,835)        2,489

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

NOTE 5--  PROPERTY AND EQUIPMENT HELD FOR SALE

        The Company has decided to dispose of certain freestanding facilities and other assets (see Note 2-- "Operating Losses and Liquidity"). Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with an historical net book value of approximately $11.8 million and $23.3 million at May 31, 1995 and 1994, respectively, is carried at estimated net realizable value of approximately $3.7 million and $6.9 million at May 31, 1995 and 1994, respectively. Operating revenues and operating expenses of the facilities designated for disposition were approximately $0.1 million and $0.5 million, respectively, for the year ended May 31, 1995, $0.1 million and $1.3 million, respectively, for the year ended May 31, 1994, $0.8 million and $2.1 million, respectively, for the year ended May 31, 1993. In fiscal 1994, the Company determined that one operating facility and property held for sale had impairments to net realizable value and were reduced by $1.8 million.

        A summary of the transactions affecting the carrying value of property and equipment held for sale is as follows:

                                                                                   YEAR ENDED MAY 31,
                                                                          -----------------------------------
                                                                           1995          1994          1993
                                                                           ----          ----          ----
                                                                                 (DOLLARS IN THOUSANDS)

Beginning balance . . . . . . . . . . . . . . . . . . . . . . . .         $ 6,939      $15,352       $ 35,568

Designation of facilities as property and equipment held for sale           2,347          ---         10,977
Carrying costs incurred during phase-out period . . . . . . . . .             420        1,241          1,330
Carrying value of assets sold . . . . . . . . . . . . . . . . . .          (5,619)      (7,981)           ---
Contingencies on properties sold  . . . . . . . . . . . . . . . .             ---         (848)           ---
Adjustment to net realizable value  . . . . . . . . . . . . . . .            (341)        (825)        (3,670)
Redesignation of facilities as continuing operations  . . . . . .             ---          ---        (28,853)
                                                                          -------      -------       --------

Ending balance  . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,746      $ 6,939       $ 15,352
                                                                          =======      =======       ========


         Contingencies for properties sold represent unresolved liabilities at the time of sale. Proceeds from the sale of property and equipment held for sale were $3.1 million (net of the $2.7 million note receivable) and $9.8 million for fiscal 1995 and 1994, respectively. There were no property sales during fiscal 1993. The loss on sale/write-down of property and equipment held for sale is reflected on the Company's consolidated statement of operations and consists of the following:

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993



                                                                                   YEAR ENDED MAY 31,
                                                                           --------------------------------
                                                                           1995          1994          1993
                                                                           ----          ----          ----
                                                                                 (DOLLARS IN THOUSANDS)
    Gain on properties held for sale . . . . . . . . . . . . . .        $   836        $ 1,825        $    --
    Loss on properties held for sale . . . . . . . . . . . . . .           (495)            --             --
    Write-down of properties held for sale
    to net realizable value . . . . . . . . . . . . . . . . . .            (341)          (825)        (3,670)
                                                                        -------        -------        -------
                                                                             --          1,000         (3,670)
                                                                        -------        -------        -------

    Write-down of operating properties . . . . . . . . . . . . .             --         (1,000)            --
    Loss on sale of operating properties . . . . . . . . . . . .           (259)            --           (712)
                                                                        -------        -------        -------
                                                                           (259)        (1,000)          (712)
                                                                        -------        -------        -------
    Loss on sale/write-down of assets . . . . . . . . . . . . . .       $  (259)       $    --        $(4,382)
                                                                        =======        =======        =======

        Property and equipment held for sale at May 31, 1992 included certain hospitals which were proposed for inclusion in sale/leaseback transactions and were carried at estimated net realizable value totaling $27.8 million. In early fiscal 1993, the Company had expected to sell certain freestanding facilities to CMP Properties, Inc. and lease them back. The facilities expected to be sold and leased back were carried at estimated net realizable value which had been reduced for estimated selling costs for these facilities. On October 28, 1992, the board of directors of the Company terminated its plans for the public offering of shares of common stock of its wholly owned subsidiary CMP Properties, Inc. As a result, the proposed sale of hospitals to CMP Properties subject to leaseback to the Company was not completed, and the properties which were to be part of the transaction and were designated as assets held for sale were reclassified during the second quarter as property and equipment. In fiscal 1995 a property was written-off for $0.4 million because it had no market value. In fiscal 1994, the Company determined that one operating facility had an impairment to its net realizable value and was reduced by $1.0 million.

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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993


                                                                               YEAR ENDED MAY 31,
                                                                          --------------------------
                                                                          1995       1994       1993
                                                                          ----       ----       ----
                                                                            (DOLLARS IN THOUSANDS)
    Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ --       $ --       $11,928
    Costs and expenses:
    Operating, general and administrative . . . . . . . . . . .            --         --        10,536
    Depreciation and amortization . . . . . . . . . . . . . . .            --         --           148
                                                                         ----       ----       -------
                                                                           --         --        10,684
                                                                         ----       ----       -------
    Earnings before income taxes . . . . . . . . . . . . . . . . .         --         --         1,244
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . .         --         --           443
                                                                         ----       ----       -------
    Net earnings . . . . . . . . . . . . . . . . . . . . . . . . .       $ --       $ --       $   801
                                                                         ====       ====       =======

NOTE 8--  OTHER ASSETS

    Other assets consist of the following:

                                                                                      AS OF MAY 31,
                                                                                      -------------
                                                                                  1995            1994
                                                                                  ----            ----

                                                                                 (DOLLARS IN THOUSANDS)
    Intangible assets, net  . . . . . . . . . . . . . . . . . . . .              $1,636          $1,762
    Deferred contract costs, net  . . . . . . . . . . . . . . . . .                  99              81
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 401             319
                                                                                  -----           -----
                                                                                 $2,136          $2,162
                                                                                  =====           =====


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

        The following table sets forth the activity during the years ended May 31, 1995 and 1994:



                                               Charges                                Charges
                                  May 31,  ---------------             May 31,    -----------------               May 31,
                                   1993    Income  Expense   Payments   1994      Income    Expense   Payments     1995
                                  ------   ------  -------   --------  ------     ------    -------   --------    ------
Restructuring:
Severance . . . . . . . . . .     $  550   $ ---   $   ---   $  (220)  $  330      $ ---      $  69     $(279)    $ 120
Operations/corporate relocation      900     (30)      ---       ---      870        (69)        28     $(441)      388
Other   . . . . . . . . . . .        ---     ---        28       ---       28        (28)       ---       ---       ---
Non-recurring:
Legal . . . . . . . . . . . .        800     ---       ---      (800)     ---        ---        ---       ---       ---
State payroll taxes   . . . .        392     (35)      ---      (357)     ---        ---        ---       ---       ---
                                  ------   -----    ------   -------   ------      -----      -----     -----     -----

                                  $2,642   $ (65)   $   28   $(1,377)  $1,228      $ (97)     $  97     $(720)    $ 508
                                  ======   =====    ======   =======   ======      =====      -----     =====     =====


         Severance payments of $0.3 million and $0.2 million paid in fiscal 1995 and 1994, respectively, were the result of the closure and relocation of three facilities, as well as, the general downsizing as part of the Company's "global restructuring" plan. This restructuring resulted in the termination of 91 and 43 employees during fiscal 1995 and 1994, respectively.

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993



NOTE 10--  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

    Long-term debt consists of the following:                                      YEAR ENDED MAY 31,
                                                                                  --------------------
                                                                                  1995            1994
                                                                                  ----            ----
                                                                                 (DOLLARS IN THOUSANDS)

     Senior secured debt:
         12.5% secured convertible note, with quarterly interest
         payments, maturing in January 1997 (a) . . . . . . . . . . . . .        $ 2,000       $    --
                                                                                 -------       -------
                                                                                   2,000            --

     7.5% convertible subordinated debentures due 2010 (b)  . . . . . . .          9,538         9,538
     9% note payable in monthly installments maturing in 1996,
         by real and personal property having a net book value
         of $2,281  . . . . . . . . . . . . . . . . . . . . . . . . . . .              4            41
     9% offer in compromise (c) . . . . . . . . . . . . . . . . . . . . .          4,566            --
     10% secured promissory note, payable in monthly installments,
         maturing in January 1997 (d) . . . . . . . . . . . . . . . . . .            899            --
     Capital lease obligations  . . . . . . . . . . . . . . . . . . . . .            677           740
     Bank debt, interest and principal payable in monthly installments maturing in August 1997, collateralized by the trust of the
         former owner (e) . . . . . . . . . . . . . . . . . . . . . . . .            216           312
                                                                                 -------       -------
     Total long-term debt . . . . . . . . . . . . . . . . . . . . . . . .         17,900        10,631

     Less long-term debt in default (b) . . . . . . . . . . . . . . . . .          9,538            --
     Less current maturities of long-term debt  . . . . . . . . . . . . .          3,285           154
                                                                                 -------       -------
     Long-term debt, excluding current maturities . . . . . . . . . . . .        $ 5,077       $10,477
                                                                                 =======       =======

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

        (a) On January 9, 1995, the Company issued a $2.0 million Secured Convertible Note due January 9, 1997 to Lindner Bulwark Fund, a series of Lindner Investments, a business trust. The Note is secured by first priority liens on two of the Company's operating hospital properties. The Note bears interest at the rate of 12 1/2% per annum, payable quarterly, and in the event of a default, a charge of 2 1/2% per annum until the default is cured. Prior to maturity, the Note is redeemable, in whole or in part, at the option of the Company at a redemption price initially of 120% of the amount of principal redeemed, declining after January 9, 1996 to 110% of principal. Until paid, the principal amount of the Note is convertible into the Company's Common Stock, par value $0.01, at the rate of $6.00 per share (which was the fair market value on the date of signing). The maximum number of shares issuable upon conversion of the Note was approximately 333,333, subject to adjustments for dilution and recapitalization, which is under 15% of the undiluted number of shares of

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993


Common Stock outstanding. The proceeds were used to pay costs of closing unprofitable operations, working capital and other general corporate purposes.

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

        The Company did not make its payment of interest on the Debentures when such payment was scheduled on October 17, 1994. In early February 1995, a group of holders and purported holders of the Debentures gave notice of acceleration of the entire amount of principal and interest due under the Debentures, and on February 24, 1995, a subset of such persons filed an involuntary petition in the United States Bankruptcy Court for the Northern District of Texas under Chapter 7 of the U.S. Bankruptcy Code. On March 3, 1995, the Company entered into a letter agreement with a representative of the certain holders of the Debentures who had taken such actions. The agreement provides for a consensual, out-of-court resolution that the Company's Board of Directors has approved as in the best interests of the Company, its stockholders and other stakeholders. The holders' representative agreed to use best efforts to provide notices of waiver of the interest non-payment default, notices of rescission of the Debenture acceleration and the effects thereof, and consent to the immediate dismissal of the involuntary Chapter 7 petition. In return, the Company has agreed to use best efforts to provide an opportunity to holders of Debentures to tender their Debentures to the Company pursuant to an exchange offer to be made by the Company to the holders of the Debentures. The offer consideration will consist of $500 in cash and $120 worth in shares of Common Stock at a defined value per each $1,000 in face amount of Debentures. Tendering holders will not receive interest calculated from and after April 15, 1994 (which includes the October 17, 1994 and April 17, 1995 payments) and in lieu of calculated interest will receive an interest payment of $80 per $1,000 principal amount of Debentures. If the exchange offer with holders of Debentures is consummated on the terms in the letter agreement and assuming the tender of 100% of the outstanding Debentures, the portion of the offer consideration which will be payable in cash by the Company would be approximately $5,550,000. Among the factors affecting the anticipated exchange offering are the various conditions to the consummation of the offer and the ability of the Company to finance the cash payment necessary, and no assurance can be made that the exchange offer will be successfully completed. Failure to consummate the Debenture exchange offer may result in the Debenture holders instituting involuntary bankruptcy proceedings and/or in the Company considering alternative actions including filing for voluntary protection from creditors. In such case, the Company believes that the recovery to it security holders would be less in a bankruptcy case than the recovery that may be achieved under the consensual, out-of-court arrangement the Company has reached. In addition, the letter agreement provides for a pledge of all of the shares of CareUnit, Inc. to secure the Company's obligation to purchase the Debentures, pursuant to the exchange or otherwise; and failure to complete an exchange could result in a foreclosure sale of such shares. The foregoing is intended to disclose event, and does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant rules and regulations of the Securities Act of 1933. As a result of the default on the interest payment to the holders, the Company has classified the outstanding principal amount of the Debentures as current as of May 31, 1995. Accrued interest on the Debentures was $0.7 million as of May 31, 1995.

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

NOTE 11--  LEASE COMMITMENTS

        The Company leases certain facilities, furniture and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, maintenance and repair expenses. Total rental expenses for all operating leases are as follows:


                                                                                     YEAR ENDED MAY 31,
                                                                              ------------------------------
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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993



                                                                                  CAPITAL        OPERATING
        FISCAL YEAR                                                               LEASES           LEASES
        -----------                                                               ------           ------
                                                                                  (DOLLARS IN THOUSANDS)
        1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  138            $ 319
        1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132              149
        1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132               84
        1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132               22
        2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132                2
        Later years   . . . . . . . . . . . . . . . . . . . . . . . . . . .          770              ---
                                                                                  ------            -----
        Total minimum lease payments  . . . . . . . . . . . . . . . . . . .        1,436            $ 576
                                                                                                    =====
        Less amounts representing interest  . . . . . . . . . . . . . . . .          759
                                                                                  ------
        Present value of net minimum lease payments   . . . . . . . . . . .       $  677
                                                                                  ======

NOTE 12--  INCOME TAXES

         Provision for income taxes consist of the following:

                                                                                    YEAR ENDED MAY 31,
                                                                               ---------------------------
                                                                              1995         1994       1993
                                                                              ----         ----       ----
                                                                                  (DOLLARS IN THOUSANDS)
    Current:
        Federal . . . . . . . . . . . . . . . . . . . . . . . . .            $ ---        $ ---       $ ---
        State . . . . . . . . . . . . . . . . . . . . . . . . . .              180          301         194
                                                                             -----        -----         ---
                                                                             $ 180        $ 301       $ 194
                                                                             =====        =====       =====


        A reconciliation between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income taxes is as follows:

                                                                                    YEAR ENDED MAY 31,
                                                                               ---------------------------
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
                                                                            =======     =======     =======

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993





    Significant components of the Company's deferred tax liabilities and assets are comprised of the following:

                                                                            YEAR ENDED MAY 31,
                                                                           -------------------
                                                                           1995           1994
                                                                           ----           ----
        Deferred Tax Assets:
            Net operating losses  . . . . . . . . . . . . . . . .        $ 18,867       $ 14,968
            Restructuring/non-recurring costs . . . . . . . . . .           4,853          9,418
            Alternative minimum tax credits . . . . . . . . . . .             666            666
            Bad debt expense  . . . . . . . . . . . . . . . . . .             333            568
            Employee benefits and options . . . . . . . . . . . .             432            663
            Other, net  . . . . . . . . . . . . . . . . . . . . .             273          2,186
                                                                         --------       --------
                 Total Deferred Tax Assets  . . . . . . . . . . .          25,424         28,469
            Valuation Allowance . . . . . . . . . . . . . . . . .         (22,439)       (24,417)
                                                                         --------       --------
                 Net Deferred Tax Assets  . . . . . . . . . . . .           2,985          4,052
                                                                         --------       --------
        Deferred Tax Liabilities:
            Depreciation  . . . . . . . . . . . . . . . . . . . .          (1,866)        (2,929)
            State income taxes  . . . . . . . . . . . . . . . . .            (806)          (654)
            Cash to accrual differences . . . . . . . . . . . . .            (313)          (469)
                                                                         --------       --------
                 Total Deferred Tax Liabilities . . . . . . . . .          (2,985)        (4,052)
                                                                         --------       --------
        Net Deferred Tax Assets . . . . . . . . . . . . . . . . .        $    ---       $    ---
                                                                         ========       ========

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

        On July 20, 1995, the Company filed its Federal income tax return for fiscal 1995. On August 11, 1995, the Company filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses under Section 172(f) requesting a refund to the Company in the amount of $9.4 million. On August 30, 1995, the Company also filed amended Federal tax returns for several prior fiscal years to carry back losses under Section 172(f). The amount of refund claimed on the amended returns is approximately $11.7 million for 1986; $0.4 million for 1985; $0.7 million for 1983 and $0.4 million for 1982 which is a total of $13.2 million for the refunds from amended returns and a total of $22.6 million for all refunds requested. Section 172(f) is an area of the tax law without guiding legal precedent. There may be opposition by the IRS as to the Company's ability to carry back such losses. Therefore, no assurances can be made to the Company's entitlement to such claim. Consequently, a valuation allowance has been established against $20.0 million of this potential tax benefit.

        At May 31, 1995, the Company has Federal accumulated net operating losses, of approximately $50.0 million, which if carried forward would expire in 2006 through 2009. Subsequent to May 31, 1995, and in accordance with
Section 172(f), the Company has carried back the entire $50 million of Federal accumulated net operating losses requesting refunds of approximately $22.6 million. In the event these refund requests are ever challenged by the IRS, the Company may be unable to utilize some or all of its net operating losses depending upon the availability of sufficient net income from which to deduct such losses during a three-year carry back or fifteen-year carryover period. The Company may be further restricted as to its use of any of these losses if the Company issues or agrees to issue amounts of additional equity which may constitute a change in ownership under Section 382. All benefits recoverable from Federal income taxes paid since May 31, 1990 have been recognized. No further carry backs are available.

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

                         COMPREHENSIVE CARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993


                                                                                        OPTION PRICE
                                                                     NUMBER OF   --------------------------
                                                                      SHARES      PER SHARE       AGGREGATE
                                                                      ------      ---------       ---------
                                                                                        (IN THOUSANDS)
      Balance, May 31, 1992 . . . . . . . . . . . . . . . . . .        76,517     $12.50-33.80       $1,462
         Options forfeited in fiscal 1993 . . . . . . . . . . .       (13,000)    $12.50-33.80         (283)
                                                                      -------                        ------
      Balance, May 31, 1993 . . . . . . . . . . . . . . . . . .        63,517     $12.50-30.00        1,179
         Options forfeited in fiscal 1994 . . . . . . . . . . .       (46,750)    $12.50-30.00         (830)
                                                                      -------                        ------
      Balance, May 31, 1994 . . . . . . . . . . . . . . . . . .        16,767     $12.50-30.00          349
         Options canceled in fiscal 1995  . . . . . . . . . . .        (5,000)   $  6.25- 7.50          (34)
         Options issued in fiscal 1995  . . . . . . . . . . . .       227,500     $ 6.25-12.00        1,684
         Options forfeited in fiscal 1995 . . . . . . . . . . .       (53,100)    $ 6.25-30.00         (493)
                                                                      -------                        ------
      Balance, May 31, 1995 . . . . . . . . . . . . . . . . . .       186,167     $ 6.25-30.00       $1,506
                                                                      =======                        ======

      Options under the 1988 ISO Plan to purchase 62,115 shares and 12,601 shares were exercisable as of May 31, 1995 and 1994, respectively.

         The following table sets forth the activity related to nonstatutory options for the years ended May 31, 1995, 1994 and 1993:

                                                                                        OPTION PRICE
                                                                     NUMBER OF   ---------------------------
                                                                      SHARES      PER SHARE        AGGREGATE
                                                                      ------      ---------        ---------
                                                                                        (IN THOUSANDS)
      Balance, May 31, 1992 . . . . . . . . . . . . . . . . . .        32,000           $12.50       $ 400
         Options exercised in fiscal 1993 . . . . . . . . . . .        (4,000)          $12.50         (50)
                                                                      -------                        -----
      Balance, May 31, 1993 . . . . . . . . . . . . . . . . . .        28,000           $12.50         350
         Options forfeited in fiscal 1994 . . . . . . . . . . .       (12,000)          $12.50        (150)
                                                                      -------                        -----
      Balance, May 31, 1994 . . . . . . . . . . . . . . . . . .        16,000           $12.50         200
         Options forfeited in fiscal 1995 . . . . . . . . . . .       (12,000)          $12.50        (150)
         Options canceled in fiscal 1995  . . . . . . . . . . .        (4,000)          $12.50         (50)
                                                                      -------                        -----
      Balance, May 31, 1995 . . . . . . . . . . . . . . . . . .           ---                        $ ---
                                                                      =======                        =====

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

         In connection with the proposed sale and lease-back of hospitals to CMP Properties, Inc., a real estate investment trust, the Company advanced $1.1 million to its financial advisor in fiscal 1992. The Company had classified these advances as accounts receivable and wrote off all such receivable through fiscal 1994. The financial advisor was affiliated with several members of the Company's Board of Directors at that time. The advances, which were to be repaid if the transaction was not completed, were to be secured by a pledge of common stock in an unrelated company. The pledged shares of common stock were in the possession of the Company's primary legal counsel at that time, as collateral for the advances. After the transaction was terminated, the financial advisor refused to repay the advances and the Company's legal counsel refused to turn over the collateral to the Company.
The Company has filed an action in the United States District Court for the District of Oregon (Civil Case No. 94- 384 FR) against its former financial advisor and former legal counsel to recover the advances. The former financial advisor has counterclaimed against the Company for $1,688,000 for breach of contract and unjust enrichment. The Company's former law firm has filed a counterclaim for $193,000 for unpaid legal fees. Management believes that the counterclaims are without merit and intends to vigorously defend against them and to pursue the Company's claims.

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

         In December 1994, the Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on the payroll tax audit for the calendar years 1983 through 1991 pursuant to which the Company agreed to pay the IRS $5.0 million with the Company having no obligation to pay any penalties or accrued interest. The IRS agent conducting the audit asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. The settlement was reviewed and accepted on behalf of the IRS by its district counsel. Payment terms have been accepted at 50% within 90 days of finalization with the remainder financed over the next five years. In March 1995, the Company paid $350,000 to the IRS against the initial payment due. In return, the IRS granted the Company an additional 120 days to pay the remaining balance of $2,150,000. In July 1995, the Company paid the remaining balance of the initial payment, and continues to make the monthly installment payment pursuant to the terms of the settlement. The unpaid balance bears interest at 9% per annum due and payable after the $5.0 million is paid. The Company had accrued for this settlement amount over several previous fiscal years and, as a result, there was no impact on the Company's current year financial statements for this settlement. The Company's future statements of operations will reflect the interest expense related to the outstanding settlement amount.

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
         3.2     Restated Bylaws as amended November 14, 1994 (12).
         4.1     Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible Subordinated
                 Debentures (1).
         4.3     Rights Agreement dated as of April 19, 1988 between the
                 Company and Security Pacific National Bank (2).
         4.4     Rights Agreement between the Registrant and Continental Stock
                 Transfer & Trust Company dated April 19, 1988 restated and amended October 21, 1994 (11).
         10.1    Standard form of CareUnit Contract (3).
         10.2    Standard form of CarePsychCenter Contract (3).
         10.4    Financial Security Plan for executive management and medical directors (4).*
         10.5    Form of Stock Option Agreement (3).*
         10.6    Form of Indemnity Agreement as amended March 24, 1994 (9).*
         10.28   The Company's Employee Savings Plan as amended and restated as of June 30, 1993 (5).*
         10.31   Agreement between the Company and Livingston & Company dated
                 April 1, 1991 (5).
         10.32   Shareholder Agreement dated as of May 8, 1991 between the
                 Company and RehabCare Corporation (6).
         10.33   Tax Sharing Agreement dated as of May 8, 1991 between the
                 Company and RehabCare Corporation (6).
         10.35   Agreement between Company and Livingston & Co. dated December
                 21, 1991 (7).
         10.36   Option Agreement with Richard W. Wolfe dated July 1, 1992
                 (7).*
         10.37   Redemption Agreement dated September 1, 1992 between RehabCare and the Company (7).
         10.40   1988 Incentive Stock Option and 1988 Nonstatutory Stock Option
                 Plans, as amended (11).*
         10.46   Employment Agreement dated December 30, 1992 between the
                 Company and Walter E. Afield, M.D. (8).

         10.47   Non-qualified Option Agreement dated December 30, 1992 between the Company and Walter E. Afield, M.D. (8).
         10.48   Non-qualified Stock Option Agreement dated February 2, 1993, between the Company and Fred C. Follmer (9).*
         10.49   Non-qualified Stock Option Agreement dated August 25, 1994 between the Company and Chriss W. Street (10).*
         10.50   Non-qualified Stock Option Agreement dated August 25, 1994 between the Company and Ronald G. Hersch (10).
         10.54   1995 Directors Stock Option Plan (11).*
         10.55   Non-qualified Stock Option Agreement dated October 11, 1994 between the Company and Richard L. Powers (11).
         10.56   Employment Agreement dated January 1, 1995 between the Company and Chriss W. Street (11).*
         10.57   Secured Convertible Note Purchase Agreement dated January 5,
                 1995 between the Company and Lindner Bulwark Fund, an
                 accredited investor (11).
         10.58   Stock Purchase Agreement dated February 1, 1995 between the
                 Company and Lindner Funds, Inc., an accredited investor (12).
         10.59   Directors and Officers Trust dated February 27, 1995 between the Company and Mark Twain Bank (12).*
         10.60   Letter Agreement between the Company and Jay H. Lustig, a
                 representative of the holders of the 7 1/2% Convertible
                 Subordinated Debentures (12).
         10.61   Common Stock Purchase Agreement dated April 15, 1995 between the Company and James R. Moriarty, an accredited investor (13).
         10.62   Amended Common Stock Purchase Agreement dated June 29, 1995 between the Company and Lindner Growth Fund, an accredited investor (14).
         10.63   Common Stock Purchase Agreement dated July 31, 1995, between the Company and W.V.C. Limited, an accredited investor (14).
         10.64   Common Stock Purchase Agreement dated August 15, 1995 between the Company and Helen Jean Quinn, an accredited investor (14).
         10.65   Common Stock Purchase Agreement dated August 15,1995 between the Company and BLC Investments, an accredited investor (14).
         10.66   Preferred Stock Purchase Agreement dated May 23, 1995 between
                 Physician Corporation of America and Comprehensive Behavioral
                 Care, Inc. (15).
         10.67   First Right of Refusal Agreement dated May 23, 1995 between
                 Physician Corporation of America and Comprehensive Behavioral
                 Care, Inc. (15).
         11      Computation of Loss Per Share (15).
         21      List of the Company's subsidiaries (15).
         23.1    Consent of Ernst & Young LLP (15).
         23.2    Consent of Arthur Andersen LLP (15).
         27      Financial Data Schedules (filed herewith).
          ------------------------------------

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

(10) Filed as an exhibit to the Company's Form 10-Q for the quarter ended August 31, 1994.
(11) Filed as an exhibit to the Company's Form 10-Q for the quarter ended November 30, 1994.
(12) Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 1995.
(13) Filed as an exhibit to the Company's Form 8-K dated April 19, 1995.
(14) Filed as an exhibit to the Company's Form 8-K dated July 17, 1995.
(15) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1995.

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

                                   SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, April 23, 1996.


                         COMPREHENSIVE CARE CORPORATION

                         By    /s/    CHRISS W. STREET
                            -------------------------------------
                                     Chriss W. Street
                                         Chairman
                                and Chief Executive Officer


                         By   /s/      DREW Q. MILLER
                            -------------------------------------
                                       Drew Q. Miller
                                (Principal Financial Officer)


                         By   /s/       KERRI RUPPERT
                            -------------------------------------
                                        Kerri Ruppert
                               (Principal Accounting Officer)


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


           SIGNATURE                                 TITLE                                               DATE
           ---------                                 -----                                               ----


/s/ CHRISS W. STREET                        Chairman, President and                                  April 23, 1996
- -----------------------------------         Chief Executive Officer
    Chriss W. Street                        (Principal Executive Officer)


/s/ DREW Q. MILLER                          Senior Vice President, Chief Operating                   April 23, 1996
- -----------------------------------         Officer and Chief Financial Officer
    Drew Q. Miller                          (Principal Financial Officer)


/s/ KERRI RUPPERT                           Senior Vice President, Secretary/Treasurer               April 23, 1996
- -----------------------------------         and Chief Accounting Officer
    Kerri Ruppert                           (Principal Accounting Officer)


/s/ J. MARVIN FEIGENBAUM                    Vice Chairman                                            April 23, 1996
- -----------------------------------
    J. Marvin Feigenbaum


/s/ WILLIAM H. BOUCHER                      Director                                                 April 23, 1996
- -----------------------------------
    William H. Boucher


/s/ W. JAMES NICOL                          Director                                                 April 23, 1996
- -----------------------------------
    W. James Nicol

                         COMPREHENSIVE CARE CORPORATION

                                 EXHIBIT INDEX

                         FISCAL YEAR ENDED MAY 31, 1995



                                                                                                     SEQUENTIALLY
EXHIBIT                                                                                                  NUMBERED
NUMBER           DESCRIPTION                                                                                 PAGE
- ------           -----------                                                                                 ----
27               Financial Data Schedules (filed herewith) . . . . . . . . . . . . . . . . . . . . . .