Form 10-Q/A
period 1995-08-31
COMPREHENSIVE CARE CORP
filed 1996-06-21
CIK 22872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended August 31, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to ______________

     Commission File Number 0-5751

                         COMPREHENSIVE CARE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                95-2594724
- ----------------------------         ------------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organi-
 zation)

                 1111 Bayside Drive, Suite 100, Corona del Mar,
                 ----------------------------------------------
     California 92625 (Address of principal executive offices and Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

           Classes                         Outstanding at October 11, 1995
- --------------------------------------     -------------------------------
Common Stock, par value $.01 per share               2,656,932

The number of shares outstanding includes an aggregate of 442,433 shares previously sold by the Registrant and which the Registrant is obligated to issue. Issuance of which is pending the completion of administerial acts.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                      Index

Part I - Financial Information
     Item 1.  -  Condensed Consolidated Financial Statements

         Condensed consolidated balance sheets,
             August 31, 1995 and May 31, 1995....................................................        3

         Condensed consolidated statements of operations for
             the three months ended August 31, 1995 and 1994.....................................        4

         Condensed consolidated statements of cash flows for
             the three months ended August 31, 1995 and 1994.....................................        5

         Notes to condensed consolidated financial statements ...................................        6



     Item 2. -  Management's discussion and analysis of financial condition and
                   results of operations.........................................................       12



Part II - Other Information .....................................................................       19

     Item 1. -  Legal Proceedings ...............................................................       19

     Item 3. -  Defaults Upon Senior Securities .................................................       21

     Item 6. -  Exhibits and Reports on Form 8-K ................................................       21

     Signatures .................................................................................       22

PART I.  -  FINANCIAL INFORMATION

ITEM 1. -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                 August 31,         May 31,
                                                                                    1995             1995
                                                                                 ----------         -------
                                                                                 (Unaudited)        (Note)

ASSETS
Current assets:
      Cash and cash equivalents ..............................................     $   799         $ 1,542
      Accounts and notes receivable, less allowance for
           doubtful accounts of $1,081 and $1,096 ............................       3,889           3,329
      Note receivable ........................................................          --           2,750
      Other current assets ...................................................         643             391
                                                                                    ------         -------
Total current assets .........................................................       5,331           8,012
                                                                                    ------         -------

Property and equipment, at cost ..............................................      25,378          25,181
Less accumulated depreciation and amortization ...............................     (13,407)        (13,074)
                                                                                    ------         -------
Net property and equipment ...................................................      11,971          12,107
                                                                                    ------         -------
Property and equipment held for sale .........................................       3,857           3,746
Other assets .................................................................       1,956           2,136
                                                                                   -------         -------
Total assets .................................................................     $23,115         $26,001
                                                                                   =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities ...............................     $10,176         $10,235
      Long-term debt in default (see Note 2) .................................       9,538           9,538
      Current maturities of long-term debt ...................................       1,290           3,285
      Income taxes payable ...................................................         325             296
                                                                                   -------         -------
Total current liabilities ....................................................      21,329          23,354
                                                                                   -------         -------

Long-term debt, excluding current maturities .................................       4,636           5,077
Other liabilities ............................................................       1,460           1,503
Minority interest ............................................................       1,000           1,000
Commitments and contingencies (see Notes 2 and 5) Stockholders' equity:
      Preferred stock, $50.00 par value; authorized 60,000 shares ............          --              --
      Common stock, $.01 par value; authorized 12,500,000 shares,
           issued 2,656,936 and 2,464,516 shares .............................          26              25
      Additional paid-in capital .............................................      42,487          41,558
      Accumulated deficit ....................................................     (47,823)        (46,516)
                                                                                   -------         -------
           Total stockholders' equity ........................................      (5,310)         (4,933
                                                                                   -------         -------
Total liabilities and stockholders' equity ...................................     $23,115         $26,001
                                                                                   =======         =======


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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                          Three Months Ended
                                                                        August 31,   August 31,
                                                                           1995         1994
                                                                        ----------- ------------
Revenues and gains:
      Operating revenues ..........................................      $8,776        $8,057

Costs and expenses:
      Operating expenses ..........................................       7,715         7,989
      General and administrative ..................................       1,270         1,067
      Provision for doubtful accounts .............................         280           750
      Depreciation and amortization ...............................         348           461
                                                                         ------        ------

Loss from operations...............................................        (837)       (2,210)
      Interest income..............................................         (10)           (6)
      Interest expense.............................................         454           251
                                                                         ------        ------
Loss before income taxes ..........................................      (1,281)       (2,455)
                                                                         ------        ------
Provision for income taxes ........................................          26            45
                                                                         ------        ------
Net loss ..........................................................     $(1,307)      $(2,500)
                                                                         -=====        ======
Loss per share:

      Net loss ....................................................      $(0.50)       $(1.14)
                                                                          =====         =====

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                         Three Months Ended
                                                                                     August 31,       August 31,
                                                                                        1995             1994
                                                                                    ------------     ------------
Cash flows from operating activities:
      Net loss ................................................................       $(1,307)         $(2,500)
      Adjustments to reconcile net loss to net
              cash used in operating activities:
           Depreciation and amortization.......................................           348              461
           Provision for doubtful accounts.....................................           280              750
           Loss on sale/write-down of assets...................................            --               (4)
           Carrying costs incurred on property and equipment held for sale.....           (84)            (135)
           Decrease in accounts and notes receivable...........................         1,910              177
           Decrease in other current assets and other assets...................          (123)             123
           Decrease in accounts payable and accrued liabilities................           (58)            (228)
           Increase in income taxes payable....................................            29               34
           Decrease in other liabilities.......................................           (43)            (100)
                                                                                       ------           ------

      Net cash provided by (used in) operating activities .....................           952           (1,422)
                                                                                       ------           ------

Cash flows from investing activities:
      Net proceeds (loss) from sale of property and equipment (operating and
       held for sale) .........................................................           (46)               5
      Additions to property and equipment .....................................          (143)             (37)
                                                                                       ------           ------
        Net cash (used in) investing activities ...............................          (189)             (32)
                                                                                       ------           ------

Cash flows from financing activities:
      Proceeds from the issuance of common stock ..............................           930               --
      Repayment of debt .......................................................        (2,436)             (52)
                                                                                       ------           ------
        Net cash (used in) financing activities: ..............................        (1,506)             (52)
                                                                                       ------           ------

Net increase(decrease) in cash and cash equivalents ...........................          (743)          (1,506)

Cash and cash equivalents at beginning of period ..............................         1,542            1,781
                                                                                       ------           ------

Cash and cash equivalents at end of period ....................................       $   799           $  275
                                                                                       ======            =====

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

         The Company reported a net loss of $1.3 million for the quarter ended August 31, 1995 versus a net loss of $2.5 million for the quarter ended August 31, 1994. As a result, the Company has an accumulated deficit of $47.8 million and a total stockholders' deficiency of $5.3 million as of August 31, 1995. Additionally, the Company's current assets at August 31, 1995 amounted to approximately $5.3 million and current liabilities were approximately $21.3 million, resulting in a working capital deficiency of approximately $16.0 million and a negative current ratio of 1:4.0. The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to restore profitability to certain of its freestanding facilities. Included in non-current assets are three hospital facilities designated as property and equipment held for sale with a total carrying value of $3.9 million. There were no additions or sales of these properties during the first quarter of fiscal 1996.

         Included in current liabilities are $9.5 million of Debentures in default and immediately due and payable on account of acceleration and $1.0 million of accrued interest as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. The Company has agreed to use its best efforts to provide an opportunity for Debenture holders to tender their Debentures pursuant to an exchange offer to be made by the Company. This proposed transaction requires the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to obtain and expend up to $5.5 million of cash during fiscal 1996, over and above cash required to fund other financing, operating and investing needs. Additionally, the Debenture exchange provides for the Company to issue $120 worth of its common stock at a defined value for each $1,000 of Debentures, which may be contingent upon the Company's ability to make certain filings with the Securities and Exchange Commission. The ability to timely proceed with any such

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1995
                                   (unaudited)

proposed filings will, in part, depend upon the ability of the Company to obtain a consent from its prior auditors for the use of their report on the Company's consolidated financial statements in such filings. Failure to obtain Debenture holder approval or to accomplish the Debenture exchange, or, in the alternative, a failure of the Company and the Debenture holders to otherwise reach a settlement, may cause the Debenture holders to pursue the involuntary bankruptcy of the Company and/or the Company to take alternative actions that may include filing for voluntary protection from creditors. In the event of a failure to accomplish the proposed recission of the Debentures the Company would continue to be liable for the entire $9,538,000 principal amount plus accrued interest from April 15, 1994 estimated at approximately $1.1 million through August 31, 1995 plus certain other costs. Alternatively, if the Debenture exchange is accomplished, the elimination of the Debenture's debt service requirement would decrease the Company's future cash flow requirements. (The foregoing summary does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.)

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

         The Company has decided to dispose of certain freestanding facilities and other assets (see Note 2-- "Operating Losses and Liquidity"). Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with a historical net book value of approximately $16.2 million at August 31, 1995, is carried at estimated net realizable value of approximately $3.9 million. Operating revenues and expenses of the facilities designated for disposition were approximately $0.2 million and $0.3 million, for the three months ended August 31, 1995 and 1994 respectively.

         Property and equipment held for sale, which are under contract and expected to be sold within the next twelve month period, are shown as long-term assets on the consolidated balance sheets. Gains and losses on facilities have been reflected in the statement of operations. Any impairments to the net realizable value of property and equipment held for sale have also been recorded in the statement of operations. Two of the four closed freestanding facilities included in property and equipment held for sale are currently under sales contracts.

         A summary of the transactions affecting the carrying value of property and equipment held for sale for the three months ended August 31, 1995, is as follows (in thousands):

         Non-current balance as of May 31, 1995 ...................   $3,746

         Carrying costs incurred during phase-out period ..........       84
         Adjustment to net realizable value .......................       27
                                                                      ------
         Balance as of August 31, 1995 ............................   $3,857
                                                                      ======

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1995
                                   (unaudited)

         The loss on sale/write-down of property and equipment held for sale is reflected on the Company's statement of operations and consists of the following for the three months ended August 31, 1995 (in thousands):

                                                                                    PERIOD ENDING
                                                                                   AUGUST 31, 1995
                                                                                   ---------------
         Gain on property held for sale .......................................        $     27
         Adjustment to properties held for sale to net realizable value .......             (27)
                                                                                       --------
                                                                                       $    --
                                                                                       ========

NOTE 4 - INCOME TAXES

         On July 20, 1995, the Company filed its Federal income tax return for fiscal 1995. On August 4, 1995, the Company filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses under Section 172(f) requesting a refund to the Company in the amount of $9.4 million. On August 30, 1995, the Company also filed amended Federal tax returns for several prior fiscal years to carry back losses under Section 172(f). The amount of refund claimed on the amended returns are approximately $11.7 million for 1986; $0.4 million for 1985; $0.7 million for 1983 and $0.4 million for 1982. The total refunds applied for is $22.6 million, $13.2 million for amended prior years' returns and $9.4 million for fiscal year 1995. Section 172(f) is an area of the tax law without guiding legal precedent. There may be opposition by the IRS as to the Company's ability to carry back such losses under Section 172(f). Therefore, no assurances can be made to the Company's entitlement to all of these claims. Consequently, a valuation allowance has been established against $22.6 million of this potential tax benefit.

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

         In connection with the proposed sale and lease-back of hospitals to CMP Properties, Inc., a real estate investment trust, the Company advanced $1.1 million to its financial advisor, Mr. Leslie Livingston and Livingston & Co., in fiscal 1992. The financial advisor was affiliated with several members of the Company's

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1995
                                   (unaudited)

Board of Directors at that time. The Company had classified these advances as accounts receivable as of May 31, 1993 and wrote off all such receivables during fiscal 1994. The advances, which were to be repaid if the transaction was not completed, were to be secured by a pledge of common stock in an unrelated company. The pledged shares of common stock were in the possession of the Company's primary legal counsel at that time, Schwabe, Williamson & Wyatt, as collateral for the advances. After the transaction was terminated, the financial advisor refused to repay the advances and the Company's legal counsel refused to turn over the collateral to the Company. The Company has filed an action in the United States District Court for the District of Oregon (Civil Case No. 94-384
FR) against its former financial advisor and former legal counsel to recover the advances. The former financial advisor has counterclaimed against the Company for $1,688,000 for breach of contract and unjust enrichment. The Company's former law firm has filed a counterclaim for $193,000 for unpaid legal fees. Management believes that the counterclaims are without merit and intends to vigorously defend against them and to pursue the Company's claims. The Company does not expect the outcome of this lawsuit to have an effect on the Company's results of operations.

         On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). An amended petition was filed November 15, 1994. In the lawsuit, RehabCare alleges that it has incurred attorneys fees in connection with the settlement of certain tax issues with the IRS and has paid the IRS a settlement amount with respect to the years 1987 and 1988. RehabCare seeks the recovery from the Company of $588,000, plus interest, which RehabCare alleges is the amount it incurred for payments to the IRS in settlement of taxes and attorneys fees it incurred in dealing with the IRS. The Company has filed its answer and affirmative defenses contesting the right of RehabCare to obtain the relief it seeks. Discovery is ongoing. Until such discovery is complete, it is not possible to predict the likely outcome of the lawsuit. The Company intends to continue to vigorously defend this matter. The Company established a reserve for this lawsuit in a prior fiscal year and does not believe it will have an impact on the Company' financial statements or results of operations.

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 1995
                                   (unaudited)

         In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to common stock and three year average net income among other items. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates that, at a minimum, success in completing the rescission of the debenture acceleration (see Note 2-- "Operating Losses and Liquidity") and a return to profitability will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter of fiscal 1995 and during the first quarter of fiscal 1996, to discuss the Company's financial condition, and intention to issue shares without seeking approval of shareholders pursuant to the exception to the NYSE policy for financially distressed companies.

         From time to time, the Company and its subsidiaries are also parties and their property is subject to ordinary routine litigation incidental to their business. In some pending cases, claims exceed respective insurance policy limits and the Company or a subsidiary may have exposure to liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company's financial statements.

NOTE 6  -  SUBSEQUENT EVENTS

         On August 18, 1995, the Company settled its claim filed in 1992 against its fidelity bond carrier in the amount of $425,000. The Company received the proceeds on September 6, 1995.

         On October 3, 1995, the Company sold its 83-bed freestanding facility CareUnit of Kirkland and three related clinics to Lakeside Milam Recovery Centers, Inc. The sale results in a gain of approximately $1.0 million.

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

RESULTS OF OPERATIONS

Statistical Information

         The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:

                                                                     Three months ended
                                                          August 31,       May 31,       August 31,
                                                             1995           1995           1994
                                                          ---------      ---------       -------
Managed care operations:
    Covered lives ...................................     679,812          442,946       207,565

Patient days:
    Freestanding facilities .........................       3,778            4,273         8,564
    Behavioral medicine contracts ...................       5,534            6,230         8,580

Freestanding facilities:
    Occupancy rate ..................................          18%              18%           27%
    Admissions ......................................         573              646           979
    Average length of stay (days) ...................           7                7             9

Behavioral medicine contracts:
    Average occupied beds per contract ..............           5                5             7
    Admissions ......................................         770              809         1,072
    Average length of stay (days) ...................           7                8             8

Total beds available at end of period:
    Freestanding facilities .........................         237              237           347
    Behavioral medicine contracts ...................         141              157           251

Three Months Ended August 31, 1995 Compared to Three Months Ended August 31,
1994

         The Company reported a pretax loss of approximately $1.3 million for the first quarter of fiscal 1996, an improvement of approximately $1.2 million or 48% from the pretax loss of approximately $2.5 million reported for the first quarter of fiscal 1995.

         Operating revenues for the first quarter of fiscal 1996 increased by $0.7 million or 9% from the first quarter of fiscal 1995. The first quarter of fiscal 1996 includes an increase in managed care operating revenues of $2.4 million as compared to the first quarter of fiscal 1995. This increase in managed care operating revenues was partially offset by the decline in operating revenues from freestanding facilities of $1.9 million due to the sale and/or closure of two facilities during the third and fourth quarters of fiscal 1995.

         Operating expenses decreased by approximately $0.3 million or 3% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. The decrease in operating expenses is primarily attributable to a 34% decline in operating expenses for freestanding operations as a result of reduced admissions and patient days and was partially offset by a 100% increase in operating expenses related to managed care operations, and a 34% increase related to contract operations. General and administrative expenses increased by approximately $0.6 million from the first quarter of fiscal 1995 primarily as a result of managed care operations expansion and development and higher corporate legal and accounting fees in the first quarter of fiscal 1996. The first quarter of fiscal 1996 includes a credit of $0.4 million related to a settlement (see
Note 6 to the Company's Condensed Consolidated Financial Statements included herein). During the first quarter, a decline in the provision for doubtful accounts for freestanding operations of $0.5 million as a result of continued downsizing.

Managed Care Operations

         At August 31, 1995, the number of covered lives increased to 679,812 from 207,565 a year ago or by 228%. This increase is primarily attributable to new contracts. Comprehensive Behavioral Care, Inc. ("Comprehensive Behavioral") believes that it distinguishes itself from its competition by being the "science-based" provider of care and manages all clinical programs based upon proven treatment technologies.

         In the first quarter of fiscal 1996, operating revenues increased by $2.4 million compared to the first quarter of fiscal 1995. Operating expenses increased by $1.3 million in the first quarter of fiscal 1996 compared to the same period a year ago. In addition, general and administrative expenses increased to $0.4 million in the first quarter of fiscal 1996 as compared to no reported expense in the first quarter of fiscal 1995. As a result, the net operating loss for Comprehensive Behavioral for the first quarter of fiscal 1996 was $0.2 million, an improvement of $0.2 million from the net operating loss of $0.4 million in the same quarter of the prior year.

Behavioral Medicine Contracts

         In the first quarter of fiscal 1996, CareUnit, Inc. ("CareUnit") operating revenues increased by 18% from the first quarter of fiscal 1995 and operating expenses increased by $0.3 million or 34%. This resulted in an increase in CareUnit's net operating loss by $0.4 million to $0.3 million as compared to the same period of fiscal 1995.

         During the first quarter of fiscal 1996, patient days of service at behavioral medicine contracts declined by approximately 36% from 8,580 patient days to 5,534 patient days. This decline was due predominately to closure of five contract units during the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996. Units which were operational for both the first quarter of fiscal 1996 and 1995 experienced a 2% increase in utilization to 4,844 patient days. Average net revenue per patient day at these units decreased by 10% from the same quarter a year ago. Therefore, the net result of these fluctuations was a decline in an overall net inpatient operating revenues of 9%. Net outpatient revenues for programs operational for both quarters at these units increased 47% from approximately $92,000 in the first quarter of 1995 to approximately $135,000 in the first quarter of fiscal 1996.

         The following table sets for quarterly inpatient utilization data on a "same store" basis:

                                                                                     Same Store Utilization
                                                                                   -------------------------
                                                                                   Fiscal 1996   Fiscal 1995
                                                                                   1st Quarter   1st Quarter
                                                                                   -----------   -----------

         Admissions............................................................        747           625
         Average length of stay................................................          7             8
         Patient days..........................................................      4,844         4,760
         Average occupancy rate................................................         42%           49%

         For units operational in both the first quarter of fiscal 1996 and the same quarter of fiscal 1995, operating expenses increased 3%, when combined with an 1% increase in operating revenues resulted in an increase in the net operating income at the unit level by $6,000 to $193,000.

Freestanding Operations

         Operating revenues from freestanding operations decreased by $1.9 million or by 33% during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. In addition, operating expenses also declined 34% or $1.9 million in the first quarter of fiscal 1996. The decrease in operating revenues offset by the significant decrease in operating expenses, resulted in a 38% improvement in hospital operations net operating loss for the first quarter of fiscal 1996 by $0.5 million compared to losses reported in the same quarter a year ago.

         Admissions in the first quarter of fiscal 1996 decreased to 573 from 979 in the first quarter of fiscal 1995, an overall decline of 41%. This decline is primarily due to the sale and/or closure of two operating facilities during the third and fourth quarters of fiscal 1995. The following table sets forth selected quarterly utilization data on a "same store" basis:

                                                                                     Same Store Utilization
                                                                                   -------------------------
                                                                                   Fiscal 1996   Fiscal 1995
                                                                                   1st Quarter   1st Quarter
                                                                                   -----------   -----------
         Admissions............................................................        573           586
         Average length of stay................................................          7             9
         Patient days..........................................................      3,778         5,557

         Net revenue per patient day for "same store" facilities increased to $1,002 for the first quarter of fiscal 1996 from $646 for the first quarter of fiscal 1995. Admissions decreased for the quarter from 586 in the first quarter of fiscal 1995 to 573 in the first quarter of fiscal 1996. The slight decrease in admissions combined with the decline in length of stay was offset by the increase in net revenue per patient day resulting in an overall decrease in the net loss for the first quarter of fiscal 1996 of $0.5 million.

         The following table illustrates revenues in outpatient and daycare programs offered by the "same store" facilities:

                                                                                Net Outpatient/Daycare Revenues
                                                                                -------------------------------
                                                                                     (Dollars in thousands)
                                                                                   Fiscal 1996   Fiscal 1995
                                                                                   1st Quarter   1st Quarter
                                                                                   -----------   -----------
         Facilities offering...................................................         5             5
         Net outpatient/daycare revenues.......................................    $2,161        $2,352
         % of total "same store" net operating revenues........................        57%           60%

         Operating expenses at the Company's freestanding facilities on a "same store" basis decreased $2.0 million and bad debt expense decreased $0.4 million in the first quarter of fiscal 1996 from the first quarter of fiscal 1995. As a result, the net operating loss was reduced by $0.8 million in the first quarter of fiscal 1996 from the same period a year ago.

Three Months Ended August 31, 1995 Compared to Three Months Ended May 31, 1995

         The Company reported a loss of approximately $1.3 million or $0.50 per share for the quarter ended August 31, 1995, an improvement of approximately $2.0 million or $0.88 per share from the loss reported for the quarter ended May 31, 1995.

         Operating revenues increased to $8.8 million in the first quarter of fiscal 1996 from $7.2 million in the fourth quarter of fiscal 1995 or by 23%. This increase is predominately related to an increase in revenues for managed care and a slight increase in revenue for freestanding facilities. In addition, operating expenses declined by 6% or $0.5 million. This decline was primarily from freestanding operations and behavioral medicine contracts, which was offset in part by a slight increase in operating expenses for managed care operations.

         General and administrative expenses decreased by 6% or $0.1 million during the first quarter of fiscal 1996 compared to the fourth quarter of 1995. The first quarter of fiscal 1996 includes a credit of $0.4 million related to a settlement (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein) which was offset by increase in expenses for managed care operations. The provision for doubtful accounts increased by $0.3 million for the first quarter of 1996 versus the fourth quarter of fiscal 1995. The reduction adjustment in the fourth quarter of fiscal 1995 was due primarily to the closure of freestanding facilities during the fiscal year and collections of accounts previously written off as bad debt.

         The Company recorded $0.3 million for the loss on the sale/write-down of assets during the fourth quarter of fiscal 1995. This loss is primarily attributable to the write-off of leasehold improvements on locations no longer owned or operated by the Company.

Managed Care Operations

         During the first quarter of fiscal 1996, the number of covered lives increased to 680,000 or by 53% from the fourth quarter of fiscal 1995. This increase is primarily attributable to new contracts added during the first quarter of fiscal 1996.

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

Behavioral Medicine Contracts

         In the first quarter of fiscal 1996, CareUnit operating revenues decreased 3% from the fourth quarter of fiscal 1995. Operating expenses declined by approximately 10% from $1.5 million to $1.3 million in the first quarter of fiscal 1996 compared to the prior quarter. The decrease in operating revenues during the first quarter of fiscal 1996 was offset by a decrease in operating expenses resulting in an improvement in CareUnit's net operating loss by $0.2 million or 42% from the fourth quarter of fiscal 1995.

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

   The following table sets forth quarterly utilization data on a "same store" basis:

                                                                                    Same Store Utilization
                                                                                   -----------------------
                                                                                   Fiscal 1996   Fiscal 1995
                                                                                   1st Quarter   4th Quarter
                                                                                   -----------   -----------
         Admissions............................................................        747           714
         Average length of stay................................................          7             7
         Patient days..........................................................      5,455         5,264
         Average occupancy rate................................................         42%           41%

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

         Admissions in the first quarter of fiscal 1996 decreased to 573 from 646 in the fourth quarter of 1995, an overall decline of 11%. This decline is primarily due to the sale and/or closure of one operating facility during the fourth quarter of fiscal 1995. The following table sets forth selected quarterly utilization data on a "same store" basis:

                                                                                    Same Store Utilization
                                                                                   -----------------------
                                                                                   Fiscal 1996   Fiscal 1995
                                                                                   1st Quarter   4th Quarter
                                                                                   -----------   -----------
         Admissions............................................................        573           584
         Average length of stay................................................          7             6
         Patient days..........................................................      3,778         3,708


         Net revenue per patient day for "same store" facilities increased approximately 14% to $1,002 for the first quarter of fiscal 1996 from $878 for the fourth quarter of fiscal 1995. Admissions decreased for the quarter from 584 in the fourth quarter of fiscal 1995 to 573 in the first quarter of fiscal 1996 or by approximately 2%. The slight decline in admissions combined with the increase in length of stay resulted in an increase in net operating revenues for the first quarter of fiscal 1996 of $0.1 million. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to impact utilization. The Company continues to focus its efforts toward providing effective, lower cost outpatient, partial hospitalization and daycare programs, obtaining psychiatric treatment licenses for its freestanding facilities, and toward establishing and maintaining relationships and contracts with managed care and other organizations which pay for or broker such services.

         The following table illustrates revenues in outpatient and daycare programs offered by the "same store" facilities:

                                                                                 Net Outpatient/Daycare Revenues
                                                                                 ------------------------------
                                                                                      (Dollars in thousands)
                                                                                   Fiscal 1996   Fiscal 1995
                                                                                   1st Quarter   4th Quarter
                                                                                   -----------   -----------

         Facilities offering...................................................         5             5
         Net outpatient/daycare revenues.......................................    $2,161        $2,133
         % of total "same store" net operating revenues........................        57%           61%

         Operating expenses at the Company's freestanding facilities on a "same store" basis decreased $0.2 million resulting in an increase in operating income increased $0.3 million in the first quarter of fiscal 1996 from the fourth quarter of fiscal 1995.

         The Company is taking steps to increase revenues, primarily through relicensing facilities to provide psychiatric treatment, and the continued development of its behavioral medicine managed care business. The Company is also implementing cost reduction measures, including the closure of selected facilities. The Company owns six facilities and leases one. Three of the six owned facilities and the one leased facility are currently operating for a total of four operating facilities. The Company will continue to evaluate the performance of these facilities in their respective markets and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.

LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1995, the Company had cash and cash equivalents of $0.8 million. The Company provided $1.0 million from its operating activities, and utilized $0.2 million and $1.5 million in its investing and its financing activities, respectively. The Company reported a net loss of $1.3 million for the quarter ended August 31, 1995, versus a net loss of $2.5 million for the quarter ended August 31, 1994. As a result, the Company has an accumulated deficit of $47.8 million and a total stockholders' deficiency of $5.3 million. Additionally, the Company's current assets at August 31, 1995 amounted to approximately $5.3 million and current liabilities were approximately $21.3 million, resulting in a working capital deficiency of approximately $16.0 million and a negative current ratio of 1:4.0.

         Current assets as of August 31, 1995 decreased by $2.7 million as compared to May 31, 1995. This decrease is related to the receipt of the Company's note receivable used to finance the sale of a facility in the fourth quarter of fiscal 1995.

         Included in non-current assets are three hospital facilities designated as property and equipment held for sale with a total carrying value of $3.9 million. There were no additions or sales of these properties during the first quarter of fiscal 1996.

         Current liabilities as of August 31, 1995 decreased by $2.0 million compared to May 31, 1995. This decrease is primarily a result of a reduction in current maturities of long-term debt related to the repayment of the Company's obligations under the settlement agreement with the IRS.

         Long-term debt declined by $0.4 million as of August 31, 1995 when compared to May 31, 1995, also as a result of the payment of the settlement agreement with the IRS.

         Included in current liabilities are $9.5 million of Debentures in default and immediately due and payable on account of acceleration and $1.0 million of accrued interest as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. As further discussed in Note 2 to the Company's Condensed Consolidated Financial Statements included herein, the Company has agreed to use its best efforts to provide an opportunity for Debenture holders to tender their Debentures pursuant to an exchange offer to be made by the Company. This proposed transaction requires the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to obtain and expend up to $5.5 million of cash during fiscal 1996, over and above cash required to fund other financing, operating and investing needs. Additionally, the Debenture exchange provides for the Company to issue $120 worth of its common stock at a defined value for each $1,000 of Debentures, which may be contingent upon the Company's ability to effect certain filings with the Securities and Exchange Commission. The ability to timely proceed with any such proposed filings will, in part, depend upon the ability of the Company to obtain a consent from its prior auditors for the use of their report on the Company's consolidated financial statements in such registration statements. Failure to obtain Debenture holder approval or to accomplish the Debenture exchange, or, in the alternative, a failure of the Company and the Debenture holders to otherwise reach a settlement, may cause the Debenture holders to pursue an involuntary bankruptcy of the Company and/or the Company to take alternative actions that may include filing for voluntary protection from creditors. Alternatively, if the Debenture exchange is accomplished, the elimination of the Debenture's debt service requirement would decrease the Company's future cash flow requirements. (The foregoing summary does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.)

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1995 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

         In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold as management has begun to implement plans for expanding the Company's contract management and managed care operations (see Note 3 to the Company's Condensed Consolidated Financial Statements included herein).

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

         In connection with the proposed sale and lease-back of hospitals to CMP Properties, Inc., a real estate investment trust, the Company advanced $1.1 million to its financial advisor, Mr. Leslie Livingston and Livingston & Co., in fiscal 1992. The Company had classified these advances as accounts receivable as of May

31, 1993 and wrote off all such receivables during fiscal 1994. The financial advisor was affiliated with several members of the Company's Board of Directors at that time. The advances, which were to be repaid if the transaction was not completed, were to be secured by a pledge of common stock in an unrelated company. The pledged shares of common stock were in the possession of the Company's primary legal counsel at that time, Schwabe, Williamson & Wyatt, as collateral for the advances. After the transaction was terminated, the financial advisor refused to repay the advances and the Company's legal counsel refused to turn over the collateral to the Company. The Company has filed an action in the United States District Court for the District of Oregon (Civil Case No. 94-384
FR) against its former financial advisor and former legal counsel to recover the advances. The former financial advisor has counterclaimed against the Company for $1,688,000 for breach of contract and unjust enrichment. The Company's former law firm has filed a counterclaim for $193,000 for unpaid legal fees. Management believes that the counterclaims are without merit and intends to vigorously defend against them and to pursue the Company's claims.

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

         In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to common stock and three year average net income among other items. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates success in "global restructuring" (see Note 2-- to the Company's Condensed Consolidated Financial Statements) will be necessary to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter of fiscal 1995 and the first quarter of fiscal 1996, to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders pursuant to the exception to the NYSE policy for financially distressed companies. No assurance can be given that the steps of the restructuring will be successfully completed.

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

                                           COMPREHENSIVE CARE CORPORATION


June 20, 1996                              By /s/ DREW Q. MILLER
                                              -------------------------
                                                         Drew Q. Miller
                                                 Senior Vice President,
                                                Chief Operating Officer
                                            and Chief Operating Officer
                                           (Principal Financial Officer)


June 20, 1996                              By /s/ KERRI RUPPERT
                                              -------------------------
                                                          Kerri Ruppert
                                                 Senior Vice President,
                                                   Secretary/Treasurer,
                                           and Chief Accounting Officer
                                          (Principal Accounting Officer)

                         COMPREHENSIVE CARE CORPORATION

                                  EXHIBIT INDEX

                       FIRST QUARTER ENDED AUGUST 31, 1995


EXHIBIT NO.       DESCRIPTION

27                Financial Data Schedules (filed herewith).