Form 10-Q/A
period 1995-11-30
COMPREHENSIVE CARE CORP
filed 1996-06-21
CIK 22872

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

        1111 Bayside Drive, Suite 100, Corona del Mar, California 92625
              (Address of principal executive offices and zip code)

       4350 Von Karman Avenue, Suite 280, Newport Beach, California 92660
        Former address of the principal executive offices and zip code)

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

               Classes                           Outstanding at January 9, 1996
Common Stock, par value $.01 per share                     2,656,928

The number of shares outstanding includes an aggregate of 442,433 shares previously sold by the Registrant and which the Registrant is obligated to issue. Issuance of which is pending the completion of administerial acts.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                      Index

Part I - Financial Information

     Item 1.  -  Condensed Consolidated Financial Statements

         Condensed consolidated balance sheets,
             November 30, 1995 and May 31, 1995.............................  3

         Condensed consolidated statements of operations for
             the three and six months ended November 30, 1995 and 1994......  4

         Condensed consolidated statements of cash flows for
             the six months ended November 30, 1995 and 1994................  5

         Notes to condensed consolidated financial statements...............  6



     Item 2. -  Management's discussion and analysis of financial condition and results of operations................................ 12



Part II - Other Information................................................. 25

     Item 1. -  Legal Proceedings........................................... 25

     Item 3. -  Defaults Upon Senior Securities............................. 27

     Item 4. -  Submission of Matters to a Vote of Security Holders......... 27

     Item 6. -  Exhibits and Reports on Form 8-K............................ 28

     Signatures............................................................. 29

PART I.  -  FINANCIAL INFORMATION

ITEM 1. -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                  November 30,       May 31,
                                                                                     1995             1995
                                                                                  ------------     ---------
                                                                                  (Unaudited)        (Note)

ASSETS

Current assets:

      Cash and cash equivalents ............................................       $  5,883        $  1,542
      Accounts and notes receivable, less allowance for
           doubtful accounts of $1,034 and $1,096 ..........................          2,600           3,329
      Note receivable ......................................................           --             2,750
      Property and equipment held for sale .................................          3,882            --
      Other current assets .................................................            724             391
                                                                                   --------        --------
Total current assets .......................................................         13,089           8,012
                                                                                   --------        --------

Property and equipment, at cost ............................................         18,573          25,181
Less accumulated depreciation and amortization .............................         (8,824)        (13,074)
                                                                                   --------        --------
Net property and equipment .................................................          9,749          12,107
                                                                                   --------        --------
Property and equipment held for sale .......................................          2,342           3,746
Other assets ...............................................................          3,583           2,136
                                                                                   --------        --------
Total assets ...............................................................       $ 28,763        $ 26,001
                                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

       Accounts payable and accrued liabilities ............................       $ 10,626        $ 10,235
      Long-term debt in default (see Note 2) ...............................          9,538           9,538
       Current maturities of long-term debt ................................          1,645           3,285
      Income taxes payable .................................................            344             296
                                                                                   --------        --------
Total current liabilities ..................................................         22,153          23,354
                                                                                   --------        --------

Long-term debt, excluding current maturities ...............................          2,162           5,077
Other liabilities ..........................................................          8,040           1,503
Minority interest ..........................................................          1,000           1,000
                                                                                   --------        --------
Commitments and contingencies (see Note 5)
Stockholders' equity:

      Preferred stock, $50.00 par value; authorized 60,000 shares ..........           --              --
      Common stock, $.01 par value; authorized 12,500,000 shares; issued and
           outstanding 2,656,932 and 2,464,516 shares ......................             27              25
      Additional paid-in capital ...........................................         42,487          41,558
      Accumulated deficit ..................................................        (47,106)        (46,516)
                                                                                   --------        --------
           Total stockholders' equity(deficit) .............................         (4,592)         (4,933)
                                                                                   --------        --------
Total liabilities and stockholders' equity .................................       $ 28,763        $ 26,001
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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                           Three Months Ended          Six Months Ended
                                              November 30,               November 30,
                                           1995           1994         1995          1994
                                           ----           ----         ----          ----

Revenues and gains:

     Operating revenues................  $ 7,605         $ 7,351      $16,380       $15,408

Costs and Expenses

     Operating expenses................    7,091           7,721       14,806        15,710
     General and administrative .......    2,435             877        3,705         1,944
     Provision for doubtful accounts...      389             433          669         1,183
     Depreciation and amortization.....      335             450          683           911
                                         -------         -------      -------       -------
                                          10,250           9,481       19,863        19,748
                                          ------          ------       ------        ------

     Loss from operations..............   (2,645)         (2,130)      (3,483)       (4,340)
                                           -----           -----        -----         -----

     Gain on sale of assets............   (1,036)            ---       (1,036)          ---
     Interest income...................      (54)             (5)         (64)          (11)
     Interest expense..................      289             274          743           525
                                         -------         -------      -------       -------

Loss before income taxes...............   (1,844)         (2,399)      (3,126)       (4,854)
                                           -----           -----        -----         -----

Provision (benefit) for income taxes...   (2,562)             72       (2,536)          117
                                          -------        -------       -------      -------

     Net earnings/(loss)...............  $   718         $(2,471)     $  (590)      $(4,971)
                                          ======           =====       ======         =====

Earnings/(loss) per share:

     Net earnings/(loss)...............    $0.27          $(1.18)      $(0.22)       $(2.28)
                                            ====            ====         ====          ====





















                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                       Six Months Ended
                                                                                       ----------------
                                                                                 November 30,    November 30,
                                                                                      1995           1994
                                                                                 ------------    ------------
Cash flows from operating activities:
      Net loss ............................................................       $  (590)          $(4,971)
Adjustments to reconcile net loss to net
              cash used in operating activities:

           Depreciation and amortization ..................................           683               911
           Provision for doubtful accounts ................................           669             1,183
           (Gain)loss on sale/write-down of assets ........................        (1,036)                6
           Carrying costs incurred on property and equipment held for sale           (240)             (234)
           Decrease in accounts and notes receivable ......................         2,873               822
           Decrease(increase) in other current assets and other assets ....        (1,708)               85
           Increase in accounts payable and accrued liabilities ...........           392               740
           Increase in income taxes payable ...............................         7,066                60
           Decrease in other liabilities ..................................          (481)             (119)
                                                                                  -------           -------

      Net cash provided by(used in) operating activities ..................         7,628            (1,517)
                                                                                  -------           -------

Cash flows from investing activities:

      Net proceeds(loss) from sale of property and equipment (operating and
      held for sale .......................................................           (42)              307
      Additions to property and equipment .................................          (290)              (85)
                                                                                  -------           -------
      Net cash provided by(used in) investing activities ..................          (332)              222
                                                                                  -------           -------

Cash flows from financing activities:
      Bank and other borrowings ...........................................         1,000              --
      Proceeds from the issuance of common stock ..........................           930              --
      Repayment of debt ...................................................        (4,885)              (98)
                                                                                  -------           -------
      Net cash provided by(used in) financing activities ..................        (2,955)              (98)
                                                                                  -------           -------

Net increase(decrease) in cash and cash equivalents .......................         4,341            (1,393)

Cash and cash equivalents at beginning of period ..........................         1,542             1,781
                                                                                  -------           -------

Cash and cash equivalents at end of period ................................       $ 5,883           $   388
                                                                                  =======           =======











                             See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1995
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

         The Company reported net income of $0.7 million for the quarter ended November 30, 1995, versus a net loss of $2.5 million for the quarter ended November 30, 1994. As a result, the Company has an accumulated deficit of $47.1 million and a total stockholders' deficiency of $4.6 million as of November 30, 1995. Additionally, the Company's current assets at November 30, 1995 amounted to approximately $13.1 million and current liabilities were approximately $22.2 million, resulting in working capital deficiency of approximately $9.1 million and a negative current ratio of 1:1.7. The Company's primary use of available cash resources is to fund operations while it seeks to restore profitability to certain of its freestanding facilities and expand its behavioral medicine managed care business.

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

         Included in current liabilities are $9.5 million of Debentures in default and immediately due and payable on account of acceleration and $1.2 million of accrued interest as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. The Company has agreed to use its best efforts

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1995
                                  (unaudited)

to provide an opportunity for Debenture holders to tender their Debentures pursuant to an exchange offer to be made by the Company. This proposed transaction requires the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to obtain and expend up to $5.5 million of cash during fiscal 1996, over and above cash required to fund other financing, operating and investing needs. Additionally, the Debenture exchange provides for the Company to issue $120 worth of its common stock at a defined value for each $1,000 of Debentures, which may be contingent upon the Company's ability to effect certain filings with the Securities and Exchange Commission. The ability to timely proceed with any such proposed filings will, in part, depend upon the ability of the Company to obtain a consent from its prior auditors for the use of their report on the Company's consolidated financial statements in such filings. Failure to obtain Debenture holder approval or to accomplish the Debenture exchange, or, in the alternative, a failure of the Company and the Debenture holders to otherwise reach a settlement, may cause the Debenture holders to pursue the involuntary bankruptcy of the Company and/or the Company to take alternative actions that may include filing for voluntary protection from creditors. In the event of a failure to accomplish the proposed recission of the Debentures the Company would continue to be liable for the entire $9,538,000 principal amount plus accrued interest from April 15, 1994 estimated at approximately $1.2 million through November 30, 1995 plus certain other costs. Alternatively, if the Debenture exchange is accomplished, the elimination of the Debenture's debt service requirement would decrease the Company's future cash flow requirements. (The foregoing summary does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.)

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

         In October 1995, the Company received a $9.4 million refund related to its fiscal 1995 Federal tax return. The Company will utilize such proceeds to provide funds for the Debenture exchange, payoff the outstanding liabilities to the IRS, and/or additional operating needs. The statement of operations reflects the recognition of $2.6 million in tax benefits for this refund (see Note 4-- "Income Taxes"). In addition, in November 1995, the Company entered into a Secured Conditional Exchangeable Note Purchase Agreement. The principal amount of the Note is $1.0 million, interest accrues at 12% per annum, and is secured by a deed of trust. In addition, the principal amount of the Note is immediately exchangeable into the Company's common stock, at the exchange rate of $7.54375 per share, upon approval of the Company's shareholders, as required. In the event the Company's shareholders do not approve the transaction, the Note is due on June 1, 1996 or any extended maturity date agreed upon by both parties.

         The Company also anticipates utilizing one or more of the following potential sources of cash to provide funds for additional operating needs:

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1995
                                  (unaudited)



o Included in current and non-current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $6.2 million. The Company expects to sell three of these facilities during the current fiscal year and has entered into a lease agreement on the fourth facility to an unrelated entity. However, some contracts have not been fully negotiated and proceeds from the sales or lease of such assets are not expected to be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1996, to fund and expand the Company's operations and implement the Company's restructuring plans.

o In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a bond for the amount of the award and has filed an appeal of the judgment. Management is unable to predict whether any proceeds from this judgment will be received in fiscal 1996 (see Note 5-- "Commitments and Contingencies").

o The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than December 1996 if offered by the Company.

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

         The Company has decided to dispose of certain freestanding facilities and other assets (see Note 2-- "Operating Losses and Liquidity"). Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with a historical net book value of approximately $13.0 million at November 30, 1995, is carried at estimated net realizable value of approximately $6.2 million. Operating revenues and operating expenses of the facilities designated for disposition were approximately $0.2 million and $0.3 million, respectively for the six months ended November 30, 1995. In October 1995, the Company sold one of its operating facilities and in November 1995, the Company closed another due to poor performance. The Company will continue to evaluate the performance of its operating facilities in their respective markets, and, if circumstances warrant, modify the number of facilities designated for disposition.

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1995
                                   (unaudited)

         A summary of the transactions affecting the carrying value of current and non-current property and equipment held for sale for the six months ended November 30, 1995, is as follows (in thousands):

  Balance as of May 31, 1995.........................................  $3,746

  Designation of facility as property and equipment  held for sale...   2,211
  Carrying costs incurred during phase-out period....................     126
  Contingencies on properties sold...................................     125
  Adjustment to net realizable value.................................      16
                                                                       ------

  Balance as of November 30, 1995....................................  $6,224
                                                                       ======


         The loss on sale/write-down of property held for sale and the gain on the sale of its operating properties are reflected on the Company's consolidated statement of operations and consists of the following for the six months ended November 30, 1995 (in thousands):

 Loss on property held for sale....................................     $ (16)
 Adjustment to property held for sale
       to net realizable value.....................................        16
                                                                         ----
                                                                          ---
                                                                        -----

 Write-down of operating property..................................       ---
 Gain on sale of operating property................................     1,036
                                                                        -----
 Gain on sale/write-down of assets.................................    $1,036
                                                                       ======


NOTE 4 - INCOME TAXES

         On July 20,1995, the Company filed its Federal income tax return for fiscal 1995. On August 4, 1995, the Company filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses under Section 172(f) requesting a refund in the amount of $9.4 million. On August 30, 1995, the Company also filed amended Federal tax returns for several prior years to carry back losses under Section 172(f). The refunds claimed on the amended returns are approximately $11.7 million for 1986; $0.4 million for 1985; $0.7 million for 1983 and $0.4 million for 1982. The total refunds applied for are $22.6 million, $13.2 million for amended prior years' returns and $9.4 million for fiscal year 1995. Section 172(f) is an area of the tax law without guiding legal precedent. There may be opposition by the IRS as to the Company's ability to carry back such losses under Section 172(f) . Therefore, assurances cannot be made to the Company's entitlement to all of these claims. Consequently, a valuation allowance has been established against $20.0 million of this potential tax benefit.

         In October 1995, the Company received a $9.4 million refund for fiscal 1995. Of this refund, $2.4 million has been reflected as a tax benefit as of November 30, 1995. Due to the lack of legal precedent regarding Section 172(f), the remaining amount, $7.0 million, is reflected on the Company's consolidated balance sheet in non-current other liabilities. In addition, during the second quarter the Company reflected a tax benefit of $0.2 million, which is related to prior years' returns. In addition, as of November 30, 1995 the Company has reflected a tax benefit of $0.2 million, which is related to prior years' returns. The Company paid a contingency fee of $1.9 million related to the 1995 refund. In the event the IRS Appeals Office determines that the Company is not entitled to all or a portion of the deductions under Section 172(f), this fee is reimbursable to the Company proportionately. Of the $1.9 million, the Company expensed $0.5 million during the second quarter of fiscal 1996, which is the amount of fees which is related to the tax benefit recognized by the Company. The remaining $1.4 million is reflected in the Company's financial statements as non-current other assets.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1995
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

         In connection with the proposed sale and lease-back of hospitals to CMP Properties, Inc., a real estate investment trust, the Company advanced $1.1 million to its financial advisor, Mr. Leslie Livingston and Livingston & Co., in fiscal 1992. The financial advisor was affiliated with several members of the Company's Board of Directors at that time. The advances, which were to be repaid if the transaction was not completed, were to be secured by a pledge of common stock in an unrelated company. The pledged shares of common stock were in the possession of the Company's primary legal counsel at that time, Schwabe, Williamson and Wyatt as collateral for the advances. After the transaction was terminated, the financial advisor refused to repay advances and the Company's legal counsel refused to turn over the collateral to the Company. The Company has filed an action in the United States District Court for the District of Oregon (Civil Case No. 94-384 FR) against its former financial advisor and former legal counsel to recover the advances. The former financial advisor has counterclaimed against the Company for $1,688,000 for breach of contract and unjust enrichment. The Company's former law firm has filed a counterclaim for $193,000 for unpaid legal fees. Management believes that the counterclaims are without merit and intends to vigorously defend against them and to pursue the Company's claims. The Company does not expect the outcome of this lawsuit to have an effect on the Company's results of operations.

         On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). An amended petition was filed November 15, 1994. In the lawsuit, RehabCare alleges that it has incurred attorneys fees in connection with the settlement of certain tax issues with the IRS and has paid the IRS a settlement amount with respect to the years 1987 and 1988. RehabCare seeks the recovery from the Company of $588,000, plus interest, which RehabCare alleges is the amount it incurred for payments to the IRS in settlement of taxes and attorneys fees it incurred in dealing with the IRS. The Company has filed its answer and affirmative defenses contesting the right of RehabCare to obtain the relief it seeks. Discovery is ongoing. Until such discovery is complete, it is not possible to predict the likely outcome of the lawsuit. The Company intends to continue to vigorously defend this matter which is scheduled for trial in February 1996. The Company established a reserve for this lawsuit in a prior fiscal year and does not believe that it will have an impact on the Company's financial statements or results of operations.

         In December 1994, the Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on a payroll tax audit for the calendar years 1983 through 1991. Pursuant to this settlement the Company agreed to pay the IRS $5.0 million with the Company having no obligation to pay any penalties or accrued

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1995
                                  (unaudited)

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

         In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to common stock and three year average net income among other items. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates that, at a minimum, success in completing the rescission of the debenture acceleration (see Note 2-- "Operating Losses and Liquidity") and a return to profitability will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the second quarter of fiscal 1995 and during the first quarter of fiscal 1996, to discuss the Company's financial condition. During fiscal 1995, the Company issued shares without seeking approval of shareholders pursuant to the exception to the NYSE shareholder approval policy for financially distressed companies.

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

NOTE 6 - SUBSEQUENT EVENTS

         On December 4, 1995, the Company relocated its corporate headquarters from Newport Beach to Costa Mesa, California.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factor's -- Important Factor's -- Important Factor Related to Forward-Looking Statements and Associated Risks."

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

RESULTS OF OPERATIONS

Statistical Information

         The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:


                                                   THREE months ended                  Six months ended
                                          --------------------------------------   ---------------------------
                                         November 30,   August 31,    November 30, November 30,   November 30,
                                             1995          1995          1994          1995           1994
                                          ---------     ---------     ----------    ---------     ------------
Managed care operations:
    Covered lives......................   693,220        679,812        207,565      693,220        207,565

Patient days:

    Freestanding facilities...............  2,033          3,778          8,320        5,811         16,884
    Behavioral medicine contracts.........  4,383          5,534          8,027        9,917         16,607

Freestanding facilities:

    Occupancy rate.......................      14%            18%            27%         11%            27%
    Admissions...........................     353            573            909          926          1,888
    Average length of stay (days)........       6              7              9            6              9

Behavioral medicine contracts:

    Average occupied beds per contract...       6              5              7            7              7
    Admissions...........................     584            770            990        1,354          2,062
    Average length of stay (days)........       8              7              8            7              8

Total beds available at end of period:

    Freestanding facilities..............      84            237            347           84            347
    Behavioral medicine contracts........     114            141            199          114            199


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

         Operating expenses decreased by approximately $0.6 million or 8% from the second quarter of fiscal 1995 compared to the first quarter of fiscal 1996. The decrease in operating expenses is primarily attributable to a decline in operating expenses for freestanding operations which was partially offset by a 100% increase in operating expenses related to managed care operations and a 40% increase related to contract operations. General and administrative expenses increased by approximately $1.6 million from the second quarter of fiscal 1995 as a result of managed care operations expansion and development and $0.5 million in fees paid during the second quarter of fiscal 1996 related to the Company's fiscal 1995 Federal income tax refund. The provision for doubtful accounts decreased by 10% during the second quarter of fiscal 1996 compared to the same period for fiscal 1995 as a result of the significant decline in freestanding operations.

Managed Care Operations

         At November 30, 1995, the number of covered lives increased to 693,220 from 207,565 a year ago or by 234%. This increase is primarily attributable to new contracts added in the period. Comprehensive Behavioral Care distinguishes itself from its competition by being the "science-based" provider of care and manages all clinical programs based upon proven treatment technologies.

         In the second quarter of fiscal 1996, operating revenues increased by $2.4 million compared to the second quarter of fiscal 1995. Operating expenses also increased by $1.4 million in the second quarter of fiscal 1996 compared to the same period a year ago. In addition, general and administrative expenses increased to $0.4 million in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. As a result, net operating income for Comprehensive Behavioral for the second quarter of fiscal 1996 was $0.1 million, an improvement of $0.5 million from the same quarter a year ago which reported a net operating loss of $0.4 million.

Behavioral Medicine Contracts

         In the second quarter of fiscal 1996, CareUnit, Inc. ("CareUnit") operating revenues increased by 9% from the second quarter of fiscal 1995, and operating expenses increased by $0.4 million or 40%. In addition, general and administrative expense increased $0.1 million in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995. The increase in operating revenues during the second quarter of fiscal 1996 was insufficient to offset the increase in expenses and resulted in a net operating loss of $0.4 million, an increase of $0.5 million as compared to the same period for fiscal 1995.

         During the second quarter of fiscal 1996, patient days of service for behavioral medicine contracts declined by approximately 45% from 8,027 patient days to 4,383 patient days. Units which were operational for both the second quarter of fiscal 1996 and 1995 experienced a 32% decrease in utilization to 3,063 patient days. Average net revenue per patient day at these units increased by 8% from the same quarter a year ago resulting in a decline in an overall net inpatient operating revenues of 26% to $0.3 million. Net outpatient revenues for programs operational for both quarters at these units increased 3% from approximately $87,000 in the second quarter of fiscal 1995 to approximately $84,000 in the second quarter of fiscal 1996.

         The following table sets forth quarterly utilization data on a "same store" basis:

                                                 Same Store Utilization
                                               -------------------------
                                               Fiscal 1996   Fiscal 1995
                                               2nd Quarter   2nd Quarter
                                               -----------   -----------
         Admissions.........................        461           515
         Average length of stay.............          7             9
         Patient days.......................      3,063         4,500
         Average occupancy rate.............         36%           47%


         For units which were operational for the second quarters of fiscal 1996 and 1995, operating expenses decreased 5%, which was offset by a 22% decrease in operating revenues. This resulted in a decrease in operating income at the unit level by 51%.

Freestanding Operations

         Operating revenues for freestanding operations decreased by $2.2 million or by 45% during the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995. In addition, operating expenses declined 45% or $2.4 million in the second quarter of fiscal 1996. The decrease in operating revenues combined with the significant decrease in operating expenses, resulted in an improvement in hospital operations net operating loss for the second quarter of fiscal 1996 of $0.3 million compared to the same quarter a year ago.

         Admissions in the second quarter of fiscal 1996 decreased to 353 from 909 in the second quarter of fiscal 1995, an overall decline of 61%. This decline is primarily due to the sale and/or closure of two operating facilities during the first quarter of fiscal 1996 and the fourth quarter of 1995. The following table sets forth selected quarterly utilization data on a "same store" basis.

                                                      Same Store Utilization
                                                    -------------------------
                                                    Fiscal 1996   Fiscal 1995
                                                    2nd Quarter   2nd Quarter
                                                    -----------   -----------
         Admissions..............................        282           318
         Average length of stay..................          5            11
         Patient days............................      1,444         3,545


         Net revenue per patient day for "same store" facilities increased to $1,150 for the second quarter of fiscal 1996 from $498 for the second quarter of fiscal 1995. Admissions decreased for the quarter from 318 in the second quarter of fiscal 1995 to 282 in the second quarter of fiscal 1996. The decrease in admissions combined with the decline in length of stay offset an increase in outpatient revenues resulting in a decrease in net operating revenues for the second quarter of fiscal 1996 of $0.1 million.

         The following table illustrates revenues in outpatient and day care programs offered by the "same store" facilities:

                                                 Net Outpatient/Daycare Revenues
                                                 -------------------------------
                                                      (Dollars in thousands)
                                                    Fiscal 1996   Fiscal 1995
                                                    2nd Quarter   2nd Quarter
                                                    -----------   -----------
         Facilities offering.....................         2             2
         Net outpatient/daycare revenues.........    $1,072         $ 750
         % of total "same store" net operating...        65%           42%
         revenues

         Operating expenses at the Company's freestanding facilities on a "same store" basis increased $0.2 million and bad debt expense increased $0.2 million in the second quarter of fiscal 1996 from the second quarter of fiscal 1995. As a result, net operating income decreased $0.6 million in the second quarter of fiscal 1996 from the same period a year ago.

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

         General and administrative expenses increased by $1.2 million during the second quarter of fiscal 1996 compared to the first quarter. The first quarter of fiscal 1996 includes a credit of $425,000 which represents the amount received from the Company's insurance carrier related to the settlement of a claim filed by the Company in 1992. The increase in general and administrative expenses during the second quarter of fiscal 1996 is attributable to an increase in behavioral medicine contracts and corporate expenses. Corporate general and administrative expenses for the quarter ended November 30, 1995 include $0.5 million for the fees paid related to the Company's fiscal 1995 Federal tax refund. The provision for doubtful accounts increased by $0.1 million for the second quarter of 1996 versus the first quarter as a result of an increase in bad debt related to contract operations.

Managed Care Operations

         During the second quarter of fiscal 1996, the number of covered lives increased to 693,220. This increase is primarily attributable to new members under existing contracts.

         In the second quarter of fiscal 1996, operating revenues increased slightly to $3.5 million compared to the first quarter of $3.4 million. Operating expenses also increased slightly by $0.2 million or 7% in the second quarter of fiscal 1996. In addition, general and administrative expenses decreased to $0.4 million in the second quarter of fiscal 1996 as compared to the first quarter. As a result, the net operating loss for Comprehensive Behavioral for the second quarter of fiscal 1996 was $0.3 million, an increase of $0.1 million from the prior quarter.

Behavioral Medicine Contracts

         In the second quarter of fiscal 1996, CareUnit operating revenues decreased $0.2 million or by 10% from the first quarter of fiscal 1996 and operating expenses declined by 4%. The decrease in operating revenues during the second quarter of fiscal 1996 combined with the slight decrease in operating expenses resulted in an increase in CareUnit's net operating loss by $0.3 million from the first quarter to $0.6 million.

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

         The following table sets forth quarterly utilization data on a "same store" basis:

                                                      Same Store Utilization
                                                    -------------------------
                                                    Fiscal 1996   Fiscal 1996
                                                    2nd Quarter   1st Quarter
                                                    -----------   -----------
         Admissions..............................        584           661
         Average length of stay..................          8             8
         Patient days............................      4,383         5,160
         Average occupancy rate..................         43%           37%

         For units operational for both quarters, operating expenses increased 9%. When the increase in expenses is combined with the slight increase in operating revenues, net operating income at the unit level, decreased by 33% from the first quarter of fiscal 1996.

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

         Admissions in the second quarter of fiscal 1996 decreased to 353 from 573 in the first quarter, an overall decline of 38%. The following table sets forth selected quarterly utilization data on a "same store" basis:

                                                      Same Store Utilization
                                                     -------------------------
                                                     Fiscal 1996   Fiscal 1996
                                                     2nd Quarter   1st Quarter
                                                     -----------   -----------

         Admissions..............................        282           278
         Average length of stay..................          5             6
         Patient days............................      1,444         1,540

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

         The following table illustrates revenues in outpatient and daycare programs offered by the "same store" facilities:

                                              Net Outpatient/Daycare Revenues
                                              -------------------------------
                                                   (Dollars in thousands)
                                                 Fiscal 1996   Fiscal 1996
                                                 2nd Quarter   1st Quarter
                                                 -----------   -----------

         Facilities offering.....................       2             2
         Net outpatient/daycare revenues.........  $1,661        $1,740
         % of total "same store" net operating...      65%           63%
         revenues

         Operating expenses at the Company's freestanding facilities on a "same store" basis increased $0.2 million and bad debt expense increased $0.1 million in the second quarter from the first quarter of fiscal 1996. As a result, net operating income decreased $0.4 million in the second quarter from the first quarter of fiscal 1996.

         The Company is taking steps to increase revenues, primarily through relicensing facilities to provide psychiatric treatment and the continued development of its behavioral medicine managed care business. The Company is also implementing cost reduction measures, including the closure of selected facilities. In October 1995, the Company sold one operating facility and closed another in November 1995 due to poor performance. The Company owns six freestanding facilities. Two of the six owned facilities are currently operating. The Company will continue to evaluate the performance of these facilities in their respective markets and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.

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

         Operating revenues increased by 7% or $1.0 million for the six months ended November 30, 1995 compared to the six months ended November 30, 1994. The increase in operating revenues is primarily attributable to an increase in managed care operations of $4.8 million which was offset by a decline of $4.1 million related to freestanding operations. Operating expenses declined by 6% or $0.9 million for the six months ended November 30,

1995 as compared to the same period for fiscal 1995. This decline is attributable to a decrease in operating expenses for hospital operations of 40% or $4.3 million which was offset by an increase in operating expenses for managed care and contract operations of $2.8 million and $0.7 million, respectively. General and administrative expenses for the six months ended November 30, 1995 increased $1.8 million from the six months ended November 30, 1994. The increase in general and administrative expenses for the six months ended November 30, 1995 is attributable to managed care operations which reported no general and administrative expenses for the six months ended November 30, 1994, an increase of $0.2 million in contract operations general and administrative expenses and an increase in corporate general and administrative expenses which included $0.5 million for fees paid related to the Company's fiscal 1995 Federal tax refund. Bad debt expense declined $0.5 million or 43% for the six months ended November 30, 1995 as compared to the same period a year ago and is attributable to the decline in hospital operations. In addition, interest expense increased by $0.2 million or 42% for the six months ended November 30, 1995 compared to the six months ended November 30, 1994, as a result of the additional debt related to the Secured Conditional Exchangeable Note and IRS settlement agreement which were entered into during the second quarter of fiscal 1995.

Managed Care Operations

         The number of covered lives increased to 693,220 for the six months ended November 30, 1995 compared to 284,220 for the same period a year ago. Covered lives for contracts existing at November 30, 1995 increased by 77,000 lives or 33%. In addition, new contracts implemented after November 30, 1994 contributed an additional 332,000 lives increasing total covered lives as of November 30, 1995 by 144% as compared to a year ago. The majority of growth in covered lives is predominately related to new contracts implemented in Florida and Indiana.

         Operating revenues increased by $4.8 million to $6.9 million for the six months ended November 30, 1995 compared to the six months ended November 30, 1994. Operating expenses also increased for the six months ended November 30, 1995 by $2.8 million compared to the same period a year ago. In addition, general and administrative expenses increased by $0.9 million for the six months ended November 30, 1995. This increase is a result of managed care operations which reported no general and administrative expenses during fiscal 1995. As a result, the net operating income for Comprehensive Behavioral for the six months ended November 30, 1995 was $0.3 million, an improvement of $1.1 million from the six month period for fiscal 1995.

Behavioral Medicine Contracts

         CareUnit operating revenues increased by $0.3 million for the six months ended November 30, 1995 or 14% from the same period of fiscal 1995 and operating expenses increased by $0.7 million or 37%. In addition, general and administrative expenses increased $0.2 million to $0.5 million, compared to the same fiscal period a year ago. The increase in operating revenues during the six months ended November 30, 1995 was insufficient to offset the increase in operating and general and administrative expenses and resulted in a net operating loss or $0.4 million compared to a gain for the same period a year ago of $0.2 million.

         Patient days of service at behavioral medicine contracts for the six months ended November 30, 1995 declined by approximately 40% from 16,607 patient days to 9,917 patient days for the same period a year ago. Units which were operational for both the six months ended November 30, 1995 and November 30, 1994, experienced a 23% decrease in utilization to 6,820 patient days. Average net revenue per patient day at these units increased by 8% from the previous period resulting in a decline in overall net inpatient operating revenues of 17% to $0.7 million. Net outpatient revenues for programs operational for both periods at these units increased 22% from approximately $166,000 for the six months ended November 30, 1994 to approximately $202,000 for the six months ended November 30, 1995.

         The following table sets forth quarterly utilization data on a "same store" basis:

                                                      Same Store Utilization
                                                    --------------------------
                                                     Six Months      Six Months
                                                       Ended           Ended
                                                   Nov. 30, 1995   Nov. 30, 1994
                                                   -------------   -------------
         Admissions..............................        980           1,051
         Average length of stay..................          7               8
         Patient days............................      6,820           8,893
         Average occupancy rate..................         30%             22%


         For units operational for both periods, operating expenses decreased slightly and when combined with the 11% decrease in operating revenues, resulted in operating income at the unit level decreasing by 28% for the six months ended November 30, 1995 compared to the six months ended November 30, 1994.

Freestanding Operations

         Operating revenues for freestanding operations decreased by $4.1 million or 39% for the six months ended November 30, 1995 compared to the six months ended November 30, 1994. During the first quarter of fiscal 1996, the Company closed one operating facility and closed another in the second quarter 1995 due to poor performance. In addition, operating expenses declined 40% or $4.3 million in the six months ended November 30, 1995. General and administrative expenses also declined during the six months ended November 30, 1995 as compared to the same period a year ago by $0.4 million and the provision for doubtful accounts declined by $0.6 million or 53%. The decrease in operating revenues combined with the decline in expenses resulted in a net operating loss from hospital operations for the six months ended November 30, 1995 of $0.9 million, an improvement of 60% or $2.2 million from the six months ended November 30, 1994.

         Admissions for the six months ended November 30, 1995 decreased to 926 from 1,888 for the six months ended November 30, 1994, an overall decline of 51%.

         The following table sets forth quarterly utilization data on a "same store" basis:

                                                     Same Store Utilization
                                                    ------------------------
                                                     Six Months    Six Months
                                                       Ended         Ended
                                                   Nov. 30, 1995  Nov. 30, 1994
                                                   -------------  -------------
         Admissions..............................        560           658
         Average length of stay..................          5            11
         Patient days............................      2,984         7,093

         Net revenue per patient day for "same store" facilities increased to $1,140 for the six months ended November 30, 1995 from $514 for the six months ended November 30, 1994. Admissions decreased for the period from 638 in the six months ended November 30, 1994 to 560 for the six months ended November 30, 1995. The decrease in admissions combined with the decline in length of stay offset an increase in outpatient revenues resulting in a decrease in net operating revenues for the six months ended November 30, 1995 of $0.2 million as compared to the same period for fiscal 1995. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to impact utilization. The Company continues to focus its efforts toward providing effective, lower cost outpatient, partial hospitalization and daycare programs, obtaining psychiatric treatment licenses for its freestanding facilities, and toward establishing and maintaining relationships and contracts with managed care and other organizations which pay for or broker such services.

         The following table illustrates revenues in outpatient and day care programs offered by the "same store" facilities:

                                                         Net Outpatient/Daycare Revenues
                                                         -------------------------------
                                                              (Dollars in thousands)
                                                             Six Months     Six Months
                                                                End            End
                                                             Nov. 30, 1995  Nov. 30, 1994
                                                             -------------  -------------
         Facilities offering..............................           2             2
         Net outpatient/daycare revenues..................      $2,168        $1,755
         % of total "same store" net operating revenues...          64%           48%

         Operating expenses at the Company's freestanding facilities on a "same store" basis increased $0.3 million and bad debt expense increased $0.1 million for the six months ended November 30, 1995 compared to the same period for fiscal 1995. As a result, the net operating loss increased $0.6 million for the six months ended November 30, 1995 compared to the six months ended November 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1995, the Company had cash and cash equivalents to $5,883,000. The Company provided $7.6 million from its operating activities, and utilized $0.3 million and $3.0 million in its investing and its financing activities, respectively. The Company reported net income of $0.7 million for the quarter ended November 30, 1995, versus a net loss of $2.5 million for the quarter ended November 30, 1994. As a result, the Company has an accumulated deficit of $47.1 million and a total stockholders' deficiency of $4.6 million as of November 30, 1995. Additionally, the Company's current assets at November 30, 1995 amounted to approximately $13.1 million and current liabilities were approximately $22.2 million, resulting in working capital deficiency of approximately $9.1 million and a negative current ratio of 1:1.7. The Company's primary use of available cash resources is to fund operations while it seeks to restore profitability to certain of its freestanding facilities and expand its behavioral medicine managed care business.

         The Company recorded $1.0 million for the gain on the sale of assets during the second quarter of fiscal 1996. This gain is attributable to the sale of an operating facility in October 1996 and is included on the statement of operations.

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

         Included in current liabilities are $9.5 million of Debentures in default and immediately due and payable on account of acceleration and $1.2 million of accrued interest as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. The Company has agreed to use its best efforts to provide an opportunity for Debenture holders to tender their Debentures pursuant to an exchange offer to be made by the Company. This proposed transaction requires the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to obtain and expend up to $5.5 million of cash during fiscal 1996, over and above cash required to fund other financing, operating and investing needs. Additionally, the Debenture exchange provides for the Company to issue $120 worth of its common stock at a defined value for each $1,000 of Debentures, which may be contingent upon the Company's ability to effect certain filings with the Securities and Exchange Commission. The ability to timely proceed with any such proposed filings will, in part, depend upon the ability of the Company to obtain a consent from its prior auditors for the use of their report on the Company's consolidated financial statements in such registration statements. Failure to obtain Debenture holder approval or to accomplish the Debenture exchange, or, in the alternative, a failure of the Company and the Debenture holders to otherwise reach a settlement, may cause the Debenture holders to pursue the involuntary bankruptcy of the Company and/or the Company to take alternative actions that may include filing for voluntary protection from creditors. Alternatively, if the Debenture exchange is accomplished, the elimination of the Debenture's debt service requirement would decrease the Company's future cash flow requirements. (The foregoing summary does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.)

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

         In October 1995, the Company received a $9.4 million refund related to its fiscal 1995 Federal tax return. The Company will utilize such proceeds to provide funds for the Debenture exchange, payoff the outstanding liabilities to the IRS, and/or additional operating needs. The statement of operations reflects the recognition of $2.6 million in tax benefits for this refund. In addition, in November 1995, the Company entered into a Secured Conditional Exchangeable Note Purchase Agreement for $1.0 million. The Company also anticipates utilizing one or more of the following potential sources of cash to provide funds for additional operating needs:

         o Included in current and non-current assets are four hospital facilities designated as property and equipment held for sale with a total carrying value of $6.2 million. The Company expects to sell three of these facilities during the current fiscal year. However, some contracts have not been fully negotiated and proceeds from the sales or lease of such assets are not expected to be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1996, to fund and expand the Company's operations and implement the Company's restructuring plans.

         o In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a bond for the amount of the award and has filed an appeal of the judgment. Management is unable to predict whether any proceeds from this judgment will be received in fiscal 1996 (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein).

         o The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than December 1996 if offered by the Company.

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

RISK FACTORS

HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

         As of November 30, 1995, the Company had a stockholders' deficiency of $4.6 million, a working capital deficiency of approximately $9.1 million and a negative current ratio of 1:1.7. The loss from operations for the three months ended August 31, 1995 was $1.3 million and the net income for the three months ended November 30, 1995 was $0.7 million.

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

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         The Company's negative cash flow from operations has consumed substantial amounts of cash. Also, the eminent retiring of 7 1/2% Convertible Subordinated Debentures will require substantial amounts of cash including payment of default interest and/or payment of $5.5 million in exchange for surrender of Debentures.

         In the event of a failure to accomplish the proposed recession of the Debentures, the Company may become liable for the entire $9,538,000 principal amount plus accrued interest from April 15, 1994, estimated at approximately $1.1 million to October 15, 1995, plus certain other costs.

         During fiscal 1995 and 1996, a principal source of liquidity has been the private sale of debt securities convertible into equity. Under the shareholder policies of the NYSE, the Company may not be able to effect further sales of equity without shareholder approval; which if not obtained may adversely affect the Company with respect to future capital formation.

DISPOSITION OF ASSETS

         The Company has been required to dispose of various properties in order to raise working capital and no assurance can be made that such dispositions will not have adverse effects on the Company's financial condition or that the Company has additional assets that could be disposed of or utilized as collateral in order to fund its capital requirements.

         Secured promissory notes have been issued by the Company aggregating $3.0 million in principal amount, the collateral for which constitutes substantially all of the Company's remaining freestanding facilities.

         In connection with a March 3, 1995 letter agreement with a representative of the debentureholders, the Company conditionally agreed to pledge all of the shares of its CareUnit, Inc. subsidiary. The Company has not, nor does it recognize an obligation to have pledged such shares. The agreement provides that "At 150 days after the date of this Agreement, provided that the Participating Securityholders have in each material respect performed (with opportunity to cure if a cure is possible) their obligations required to be performed hereunder on or prior to such date, and if the Offer has not then been consummated, the Company shall pledge (with the Trustee, or an alternate acceptable to the Company, to act as pledgeholder on terms of a written agreement containing standard terms reasonably acceptable to the Participating Securityholders) all of the Shares as collateral for its obligation to purchase the Securities pursuant to the Offer or otherwise. Such pledge may only be foreclosed upon following 180 days after the date thereof at the request of any Securityholder or the Trustee if the Offer is not consummated on or prior to such date, provided that the Participating Securityholders have in each material respect performed (with opportunity to cure if a cure is possible) their obligations required to be performed hereunder on or prior to such date. ...
Upon consummation of the Offer, the said pledges shall be released." Although the Company believes that the participating Securityholders did not fully perform their obligations and are not entitled to such pledged shares, no assurances can be made that the Participating Securityholders will not demand such shares or that the Company will not be required to perform such agreement, or otherwise satisfy its obligations to debenture holders.

ENGAGEMENT OF ERNST & YOUNG LLP; DELAYS IN SEC FILINGS

         The Company engaged Ernst & Young LLP ("EY") to audit the Company's financial statements for the year ended May 31, 1995 on or about July 5, 1995. In addition, the Company may request Arthur Andersen LLP ("Andersen"), the Company's former auditors, to consent to the inclusion of its audit reports for the 1993 and 1994 fiscal years in various SEC reports or registration statements. As indicated by Andersen in its letter addressed to the SEC, Andersen intends to conduct a due diligence review in order to ascertain whether it believes that its report could be reissued without modifications, or what modifications of its report and qualifications or uncertainties therein would be necessary. The consent of Andersen to use such reports, or in lieu thereof reports of another auditor (requiring another complete audit of such periods) will be necessary in order to, among other things, complete the filings related to the Debenture exchange offer to file registration statements to register shares of Common Stock under the Securities Act of 1933. In addition, the Company will solicit shareholder approval for the issuance of Common Stock pursuant to the Secured Conditional Note Purchase Agreement, and such solicitation may require a proxy statement that includes financial statements and auditors' consents.

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

TAXES

         The Company has received a tax refund of approximately $9.4 million from the carry back of fiscal 1995 specified losses defined in Section 172(f). This refund was reduced by a $2.5 million offset for the Company's outstanding obligation to the Internal Revenue Service ("IRS"), including interest, pursuant to a settlement agreement relating to tax years 1983 through 1991. Also, a $1.9 million commission was paid to Deloitte & Touche from the refund proceeds.
Section 172(f) is an area of the tax law without substantial legal precedent. There may be substantial opposition by the IRS to a portion of such claims, and no assurances can be made as to the ability to retain all tax refunds based on such deductions. Neither the Company nor the IRS will be precluded in any resultant tax audit from raising these and additional issues.

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

PRICE VOLATILITY IN PUBLIC MARKET

         The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Trading prices of securities of companies in the health care and managed care sectors have experienced significant volatility.

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

         In connection with the proposed sale and lease-back of hospitals to CMP Properties, Inc., a real estate investment trust, the Company advanced $1.1 million to its financial advisor, Mr. Leslie Livingston and Livingston & Co., in fiscal 1992. The financial advisor was affiliated with several members of the Company's Board of Directors at that time. The advances, which were to be repaid if the transaction was not completed, were to be secured by a pledge of common stock in an unrelated company. The pledged shares of common stock were in the possession of the Company's primary legal counsel at that time, Schwabe, Williamson and Wyatt, as collateral for the advances. After the transaction was terminated, the financial advisor refused to repay the advances and the Company's legal counsel refused to turn over the collateral to the Company. The Company has filed an action in the United States District Court for the District of Oregon (Civil Case No. 94-384 FR) against its former financial advisor and former legal counsel to recover the advances. The former financial advisor has counterclaimed against the Company for $1,688,000 for breach of contract and unjust enrichment. The Company's former law firm has filed a counterclaim for $193,000 for unpaid legal fees. Management believes that the counterclaims are without merit and intends to vigorously defend against them and to pursue the Company's claims. The Company does not expect the outcome of this lawsuit to have an effect on the Company's results of operations.

         On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). An amended petition was filed November 15, 1994. In the lawsuit, RehabCare alleges that it has incurred attorneys fees in connection with the settlement of certain tax issues with the IRS and has paid the IRS a settlement amount with respect to the years 1987 and 1988. RehabCare seeks the recovery from the Company of $588,000, plus interest, which RehabCare alleges is the amount it incurred for payments to the IRS in settlement of taxes and attorneys fees it incurred in dealing with the IRS. The Company has filed its answer and affirmative defenses contesting the right of RehabCare to obtain the relief it seeks. Discovery is ongoing. Until such discovery is complete, it is not possible to predict the likely outcome of the lawsuit. The Company intends to continue to vigorously defend this matter which is scheduled for trial in February 1996. The Company established a reserve for this lawsuit in a prior fiscal year and does not believe that it will have an impact on the Company's financial statements or results of operations.

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

         In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to common stock and three year average net income among other items. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates that, at a minimum, success in completing the rescission of the Debenture acceleration "global restructuring" (see Note 2 to the Company's Condensed Consolidated Financial Statement included herein) and a return to profitability will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the second quarter of fiscal 1995 and during the first quarter of fiscal 1996, to discuss the Company's financial condition. During fiscal 1995 the Company issued shares without seeking approval of shareholders pursuant to the exception to the NYSE shareholder approval policy for financially distressed companies.

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

         In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to common stock and three year average net income among other items. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to original listing standards. Management anticipates that the "global restructuring" (see Note 2 to the Company Condensed Consolidated Financial Statements included herein) will be necessary to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the second quarter of fiscal 1995 and the first quarter of fiscal 1996 to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders pursuant to the exception to the NYSE policy for financially distressed companies.

ITEM 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The results of the Company's Annual Shareholders' Meeting were reported in the Company's Report on Form 8-K dated November 9, 1995.

ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27      Financial Data Schedules (filed herewith).

    (b)  Reports on Form 8-K

         1) The Company filed a current report on Form 8-K dated November 9, 1995, under Item 5, to report: a) results of the Annual Shareholders' Meeting which included the election of a Class III Director; b) adoption of the Comprehensive Care Corporation 1995 Incentive Plan; and c) adoption of the Amended and Restated Non-Employee Directors' Stock Option Plan.

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



                                        COMPREHENSIVE CARE CORPORATION




June 20, 1996                           By /s/ DREW Q. MILLER
                                           ----------------------------
                                           Drew Q. Miller
                                           Senior Vice President,
                                           Chief Operating Officer
                                           and Chief Financial Officer
                                           (Principal Financial Officer)



June 20, 1996                           By /s/ KERRI RUPPERT
                                        --------------------------------
                                           Kerri Ruppert
                                           Senior Vice President
                                           and Chief Accounting Officer
                                           (Principal Accounting Officer)

                         COMPREHENSIVE CARE CORPORATION


                                 EXHIBIT INDEX

                     SECOND QUARTER ENDED NOVEMBER 30, 1995




Exhibit No.     Description
- -----------     -----------

    27          Financial Data Schedules (filed herewith).