Form 10-K405/A
period 1995-05-31
COMPREHENSIVE CARE CORP
filed 1996-08-08
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 4

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended May 31, 1995 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from __________ to __________

                         Commission file number 0-5751

                         COMPREHENSIVE CARE CORPORATION
             (Exact name of Registrant as specified in its charter)

                Delaware                                      95-2594724
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)


           1111 Bayside Drive
               Suite 100
        Newport Beach, California                                92625
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
                                                            Yes  X       No
                                                                ---         ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                [X]

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

                                                                        YEAR ENDED MAY 31,
                                                         -----------------------------------------------
                                                         1995      1994       1993       1992       1991
                                                         ----      ----       ----       ----       ----
Freestanding operations  . . . . . . . . . . . . .        62%        70%        81%        75%       34%
CareUnit, Inc. contracts   . . . . . . . . . . . .         18        16         12         14        14
Comprehensive Behavioral operations (1)  . . . . .         19        10          2         --        --
RehabCare programs (2)   . . . . . . . . . . . . .         --        --         --          6        47
Other activities   . . . . . . . . . . . . . . . .          1         4          5          5         5
                                                          ---       ---        ---        ---       ---
                                                          100%      100%       100%       100%      100%
                                                          ===       ===        ===        ===       ===


________________________________

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


            In May 1995, the Company entered into an agreement with Physicians Corporation of America ("PCA") providing for PCA to invest $1.0 million into Comprehensive Behavioral for a voting equity position equal to 13 1/2% of Comprehensive Behavioral voting power on a fully diluted basis, represented by shares of Series A Preferred Stock which is also exchangeable at the option of PCA for 100,000 shares of the Company's Common Stock (see Note 3-- "Acquisitions and Dispositions"). In addition, PCA was granted a first right of refusal regarding any sale of Comprehensive Behavioral.


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

            The following table sets forth selected operating data regarding behavioral medicine programs managed under contract:

                                                                            YEAR ENDED MAY 31,
                                                             -----------------------------------------------
                                                              1995      1994       1993      1992     1991
                                                             ------    ------     ------    ------   -------
      Number of contracts at end of period (1):
          Adult CareUnits(2)(3)   . . . . . . . . . . . .        11        10         12        15        21
          Adolescent CareUnits(2) . . . . . . . . . . . .        --         1          1         1         2
          Adult CarePsychCenters(R)(2)  . . . . . . . . .         2         3          3         3         4
          Partial Hospitalization . . . . . . . . . . . .         3        --         --        --        --
          Eating disorders units  . . . . . . . . . . . .         1         1          1         2         2
                                                             ------    ------     ------    ------   -------
          Total . . . . . . . . . . . . . . . . . . . . .        17(5)     15         17        21        29
                                                             ======    ======     ======    ======   =======

      Available beds at end of period   . . . . . . . . .       157       236        306       479       685
      Patient days served during period   . . . . . . . .    29,082    34,464     51,524    92,574   151,219
      Admissions  . . . . . . . . . . . . . . . . . . . .     3,634     3,992      5,139     7,867    11,902
      Average occupied beds per contract  . . . . . . . .       5.8       7.3        8.3       9.9      10.6
      Average occupancy rate for period(4)  . . . . . . .        42%       37%        39%       42%       45%

- -------------------------

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

                                                                            INPATIENT DAYS FOR YEAR ENDED MAY 31,
                                                 YEAR        LICENSED   ----------------------------------------------
                                              ACQUIRED(1)      BEDS      1995      1994      1993     1992      1991
                                              -----------      ----     ------    ------    ------   -------   -------
PSYCHIATRIC/CHEMICAL DEPENDENCY FACILITIES
     CareUnit Hospital of Kirkland  . . . . .    1981           83       5,062     5,699     6,506     9,478     9,682
     CareUnit Hospital of Cincinnati  . . . .    1982          128       9,348    12,133    12,243    12,744    12,131
     Starting Point, Orange County  . . . . .    1983           70       2,362     2,422     3,487     7,046    10,349
     Aurora Behavioral Health Hospital (2)  .    1988          100       2,593     2,859     7,237    22,070     8,730
CLOSED/FACILITIES HELD FOR SALE
     CareUnit Hospital of Fort Worth(3)   . .                            2,985     9,027    10,910    13,534    10,591
     CareUnit of Jacksonville Beach (4)   . .                               --        --        --     5,026     6,119
CLOSED/SOLD FACILITIES
     CareUnit Hospital of Albuquerque (5)(11)                               --        --     4,150     4,098     4,522
     CareUnit of Coral Springs (5)(12)  . . .                               --        --     3,539     7,617     9,611
     CareUnit of Grand Rapids (6)   . . . . .                            5,424     6,545     6,348     6,221     7,662
     CareUnit Hospital of Nevada (7)  . . . .                               --        --     6,920     7,881     8,632
     CareUnit of South Florida/Tampa (5)(12)                                --        --     6,891     6,761     6,957
     Crossroads Hospital (8)  . . . . . . . .                               --        --        --     1,705     5,078
     Newport Point, Inc. (9)  . . . . . . . .                               --        --     4,669        --        --
     Starting Point, Oak Avenue (5)(10)   . .                               --        --     8,868    11,988    14,639
     Woodview-Calabasas Hospital (8)  . . . .                               --        --        --     7,913    13,809
     Other (13)(14)   . . . . . . . . . . . .                               --        --        --        --     7,581
                                                                        ------    ------    ------   -------   -------
     Patient days served during period                                  27,774    38,685    81,768   124,082   136,093
                                                                        ======    ======    ======   =======   =======

Admissions  . . . . . . . . . . . . . . . . .                            3,329     3,916     7,047     8,859     9,312
Available beds at end of period (15)  . . . .                              237       347       385       748     1,059
Average occupancy rate for period (16)  . . .                               25%       30%       28%       38%       29%
                                                                        ======    ======    ======   =======   =======

- -------------------------------

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

ITEM 2.   PROPERTIES.

            The following table sets forth certain information regarding the properties owned or leased by the Company at May 31, 1995:

                                                                 OWNED OR            LEASE        MONTHLY
                    NAME AND LOCATION                           LEASED(1)         EXPIRES(2)      RENTAL(3)
                    -----------------                           ---------         ----------      ---------
         PSYCHIATRIC/CHEMICAL DEPENDENCY FREESTANDING
           TREATMENT FACILITIES
              CareUnit Hospital (4) . . . . . . . . .              Owned               --              --
            Fort Worth, Texas
              CareUnit Hospital   . . . . . . . . . .             Leased             2035         $16,106(5)
                 Kirkland, Washington
              CareUnit Facility (6) . . . . . . . . .              Owned               --             --
                 Jacksonville Beach, Florida
              CareUnit Hospital (10)  . . . . . . . .              Owned               --             --
                 Cincinnati, Ohio
              Starting Point, Orange County . . . . .              Owned               --             --
                 Costa Mesa, California
              Aurora Behavioral Health Hospital (10)               Owned               --             --
                 Aurora, Colorado
              CareUnit Facility (7) . . . . . . . . .              Owned               --             --
                 San Diego, California
         OTHER OPERATING FACILITIES
              CareUnit, Inc.  . . . . . . . . . . . .             Leased             1996           2,278
                 Chesterfield, Missouri
              CompCare Publishers (8) . . . . . . . .             Leased             1997           3,009
                 Minneapolis, Minnesota
              Comprehensive Behavioral Care, Inc.
                 Tampa, Florida . . . . . . . . . . .             Leased             1995           7,435
                 Las Vegas, Nevada  . . . . . . . . .             Leased             1995           1,997
                 Ft. Lauderdale, Florida  . . . . . .             Leased             1995             586
                 South Bend, Indiana  . . . . . . . .             Leased             1997           1,027
         ADMINISTRATIVE FACILITIES
              Corporate Headquarters (9)  . . . . . .             Leased             1995           5,037
                 Newport Beach, California
              Data Processing Center (9)  . . . . . .             Leased             1997           3,882
                 Riverside, California

- -------------------------

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

ITEM 3.   LEGAL PROCEEDINGS.

            On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgment with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million, and filed a motion for new trial or in the alternative, for judgment as a matter of law, which the court denied its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. Although the Company feels that RehabCare will not prevail in its appeal, the Company has not recognized any gain with relation to the judgment. Any effect from the outcome of this lawsuit would not have a material adverse impact on the Company's results of operations.

            In connection with the proposed sale and lease-back of hospitals to CMP Properties, Inc., a real estate investment trust, the Company advanced $1.1 million to its financial advisor, Mr. Leslie Livingston and Livingston & Co., in fiscal 1992. The Company had classified these advances as accounts receivable and wrote off all such receivables through fiscal 1994. Mr. Livingston was affiliated with several members of the Company's Board of Directors at that time. The advances, which were to be repaid if the transaction was not completed, were to be secured by a pledge of common stock in an unrelated company. The pledged shares of common stock were in the possession of the Company's primary legal counsel at that time, Schwabe, Williamson & Wyatt, as collateral for the advances. After the transaction was terminated, the financial advisor refused to repay the advances and the Company's legal counsel refused to turn over the collateral to the Company.
The Company has filed an action in the United States District Court for the District of Oregon (Civil Case No. 94-384 FR) against its former financial advisor and former legal counsel to recover the advances. The former financial advisor has counterclaimed against the Company for $1,688,000 for breach of contract and unjust enrichment. The Company's former law firm has filed a counterclaim for $193,000 for unpaid legal fees. Management believes that the counterclaims are without merit and intends to vigorously defend against them and to pursue the Company's claims. Any effect of this lawsuit would not have a material adverse impact on the Company's results of operations.

            On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). An amended petition was filed November 15, 1994. In the lawsuit, RehabCare alleges that it has incurred attorneys fees in connection with the settlement of certain tax issues with the IRS and has paid the IRS a settlement amount with respect to the years 1987 and 1988. RehabCare seeks the recovery from the Company of $588,000, plus interest, which RehabCare alleges is the amount it incurred for payments to the IRS in settlement and attorneys fees it incurred in dealing with the IRS. The Company has filed its answer and affirmative defenses contesting the right of RehabCare to obtain the relief it seeks. Discovery is ongoing. Until such discovery is complete, it is not possible to predict the likely outcome of the lawsuit. The Company intends to continue to vigorously defend this matter. The Company established a reserve for this lawsuit in a prior fiscal year. Any effect of this lawsuit would not be material to the Company's financial statements or results of operations.


Other Litigation


            In December 1994, the Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on the payroll tax audit for the calendar years 1983 through 1991 pursuant to which the Company agreed to pay the IRS $5.0 million with the Company having no obligation to pay any penalties or accrued interest. The IRS agent conducting the audit asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. The settlement was reviewed and accepted on behalf of the IRS by its district counsel. Payment terms have been accepted at 50% within 90 days of finalization with the remainder financed over the next five years. In March 1995, the Company paid $350,000 to the IRS against the initial payment due. In return, the IRS granted the Company an additional 120 days to pay the remaining balance of $2,150,000. In July 1995, the Company paid the remaining balance of the initial payment, and continues to make the monthly installment payment pursuant to the terms of the settlement. The unpaid balance bears interest at 9% per annum due and payable after the $5.0 million is paid. The Company had accrued for this settlement amount over several previous fiscal years and, as a result, any effect would not be material to the Company's current year financial statements. The Company's future statements of operations will reflect the interest expense related to the outstanding settlement amount.


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

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange under the symbol CMP. The following table sets forth the range of high and low sale prices for the Common Stock for the fiscal quarters indicated:

                                                                                           PRICE
                                                                                  -----------------------
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

                                                                                           PRICE
                                                                                  -----------------------
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


                                                                          YEAR ENDED MAY 31,
                                                         ---------------------------------------------------
                                                         1995         1994        1993       1992       1991
                                                         ----         ----        ----       ----       ----
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
      Operating revenues  . . . . . . . . . . . . .    $ 29,282     $ 34,277    $ 51,847   $ 59,969   $ 84,689

Costs and expenses:
      Direct healthcare operating expenses  . . . .      31,497       31,875      50,924     38,810     65,362
      General and administrative expenses   . . . .       4,331        5,455       5,754     12,946     21,267
      Provision for doubtful accounts   . . . . . .       1,423        1,558       6,187      6,065      4,759
      Depreciation and amortization   . . . . . . .       1,797        1,762       2,946      2,602      3,580
      Write-down of assets  . . . . . . . . . . . .         741        1,825       3,670     15,986      5,863
      Restructuring expenses  . . . . . . . . . . .          --           --       2,097        854         --
      Other non-recurring expenses  . . . . . . . .          --           --       3,355      1,298      2,819
                                                       --------     --------    --------   --------   --------
                                                         39,789       42,475      74,933     78,561    103,650
                                                       --------     --------    --------   --------   --------
      Loss from operations  . . . . . . . . . . . .     (10,507)      (8,198)    (23,086)   (18,592)   (18,961)

Other income/(expenses):
      Gain on the sale of RehabCare stock, net  . .          --           --      13,114     17,683         --
      Gain on Sovran settlement, net  . . . . . . .          --           --         584         --         --
      Gain on sale of assets  . . . . . . . . . . .         836        1,825          --         --         --
      Loss on sale of assets  . . . . . . . . . . .        (354)          --        (712)        --         --
      Interest income   . . . . . . . . . . . . . .          38           50          69        336        531
      Interest expense  . . . . . . . . . . . . . .      (1,366)      (1,228)     (1,759)    (3,908)    (7,380)
      Equity in earnings of unconsolidated
        affiliates  . . . . . . . . . . . . . . . .          --           --         384        168     (1,289)
                                                       --------     --------    --------   --------   --------

Loss before income taxes  . . . . . . . . . . . . .     (11,353)      (7,551)    (11,406)    (4,313)   (27,099)
Provision for income taxes  . . . . . . . . . . . .         180          301         194        249        401
                                                       --------     --------    --------   --------   --------
Loss before extraordinary item  . . . . . . . . . .     (11,533)      (7,852)    (11,600)    (4,562)   (27,500)
Extraordinary item - gain on debenture conversion .          --           --          --         --     11,465
                                                       --------     --------    --------   --------   --------
Net loss  . . . . . . . . . . . . . . . . . . . . .    $(11,533)    $ (7,852)   $(11,600)  $ (4,562)  $(16,035)
                                                       ========     ========    ========   ========   ========
Loss per common and common equivalent share:
      Loss before extraordinary item  . . . . . . .    $  (5.11)    $  (3.57)   $  (5.28)  $  (2.08)  $ (22.69)
      Extraordinary item - gain on debenture
        conversion  . . . . . . . . . . . . . . . .          --           --          --         --       9.46
                                                       --------     --------    --------   --------   --------
      Net loss  . . . . . . . . . . . . . . . . . .    $  (5.11)    $  (3.57)   $  (5.28)  $  (2.08)  $ (13.23)
                                                       ========     ========    ========   ========   ========
Cash dividends per share  . . . . . . . . . . . . .    $     --     $     --    $     --   $     --   $     --
                                                       ========     ========    ========   ========   ========
Weighted average common and common
      equivalent shares outstanding   . . . . . . .       2,257        2,199       2,196      2,190      1,212

- ------------------------------

                                                                            AS OF MAY 31,
                                                        ----------------------------------------------------
                                                        1995          1994        1993       1992       1991
                                                        ----          ----        ----       ----       ----
                                                                       (DOLLARS IN THOUSANDS)

BALANCE SHEET DATA:
Working capital (deficit) . . . . . . . . . . . . .   $ (15,342)    $    412    $    438    $11,901    $11,221
Total assets  . . . . . . . . . . . . . . . . . . .      26,001       33,226      46,968     70,422     99,084
Long-term debt  . . . . . . . . . . . . . . . . . .       5,077       10,477      10,652     10,375     28,078
Long-term debt including current maturities
 and debentures . . . . . . . . . . . . . . . . . .      17,900       10,631      12,789     24,113     41,184
Stockholders' equity (deficit)  . . . . . . . . . .      (4,933)       5,099      12,951     24,441     28,976

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

            The Company's poor financial performance over the prior five years had been also exacerbated due to a series of tumultuous events including:

                 o      A failed merger in 1989.
                 o Movement of the Company's headquarters from California to Missouri in 1989.
                 o A proxy fight in 1990 which eliminated most of the health care expertise from the board of directors.
                 o Prior management's reliance on the sale of productive CareUnit, Inc. assets to offset hospital operating losses.
                 o      Five different presidents over the past five years.


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

            The Company suffered significant operating losses and non-recurring charges during fiscal 1995, including almost $1.0 million in legal fees as the Company aggressively moved to restructure its balance sheet and operations. However, management was successful in completing many of the global restructuring steps. In October 1994, the Company implemented a one-for-ten reverse stock split. In December 1994, the Company finalized the settlement of the Company's outstanding payroll and income tax audits with the IRS. In January 1995, the Company issued a Secured Convertible Note in the amount of $2.0 million and in February and April 1995, the Company made private offerings of common stock which provide for some of the necessary and immediate equity capital infusion to the Company. In March 1995, the Company entered into a letter of agreement intended to restructure the Company's outstanding Debentures. In addition, in March 1995, the Company received a legal judgment in its favor for $2.7 million. In May 1995, the Company received a $1.0 million investment in its subsidiary that also includes an ongoing contractual relationship. A more detailed description of these transactions is set forth below.


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


            In March 1995, the Company was awarded a legal judgment in the amount of $2.7 million against its former subsidiary, RehabCare Corporation (see Note 15-- "Commitments and Contingencies"). RehabCare has posted a bond in the amount of $3.0 million and filed a notice of appeal on September 1, 1995. Although the Company feels that RehabCare will not prevail with the appeal, the Company has not recognized any gain with relation to this judgment. The Company is unable to predict whether any proceeds from this judgment would be forthcoming during fiscal year 1996.


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


            Operating expenses decreased slightly during fiscal 1995. The decrease in operating expenses experienced by freestanding facilities of $1.5 million or 7% was offset by a 47% or $2.2 million increase in managed care operating expenses. General and administrative expenses declined by $1.1 million or 20% primarily as a result of management's continued efforts to reduce corporate overhead expenses. Included in general and administrative expenses is approximately $1.0 million in legal fees. During fiscal 1995, the Company relocated its corporate headquarters from Missouri to Southern California. The Company estimates this relocation, and the consolidation of administrative offices, eliminated a portion of ongoing corporate burden, which is estimated to be $1.2 million during fiscal 1995 and 1996. During fiscal 1995, the Company recorded a loss on the write-down of assets held for sale of $0.7 million.

            Included in other income/(expense) in fiscal 1995, the Company recorded a gain on sale of assets of $0.4 million which was partially offset by a loss on the sale of assets of $0.8 million. Interest expense increased by $0.1 million or 11% primarily as a result of the addition of interest related to the secured convertible note of $2.0 million and the IRS Offer in Compromise originally for $5.0 million, (see Note 10-- "Long-Term Debt and Short-Term Borrowings"), both of which were added during fiscal 1995.


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

            The following table reflects covered lives by major product provided:


                                                                                 YEAR ENDED MAY 31,
                                                                               ---------------------
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

            The following table sets forth quarterly utilization data on a "same store" basis:



                                                               Same Store Utilization
                                     ----------------------------------------------------------------------------
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

            The following table illustrates the revenues in outpatient and daycare programs offered by nine contract units on a "same store" basis:


                                                            Net Outpatient/Daycare Revenues
                                      ---------------------------------------------------------------------------
                                                                (Dollars in thousands)
                                                Fiscal 1995                               Fiscal 1994
                                      ----------------------------------        ---------------------------------
                                      4th      3rd        2nd       1st         4th       3rd       2nd      1st
                                      Qtr.     Qtr.       Qtr.      Qtr.        Qtr.      Qtr.      Qtr.     Qtr.
                                      ----     ----       ----      ----        ----      ----      ----     ----
Facilities offering . . . . . .          9        9          9         9           9         9         9        9
Net outpatient/daycare
   revenues . . . . . . . . . .       $344     $327       $323      $285        $287      $274      $232     $245
% of total "same store"
   net operating revenues . . .         22%      27%        26%       22%         21%       22%       18%      17%



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


                                                              Same Store Utilization
                                     ----------------------------------------------------------------------------
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

            The following table illustrates the revenues in outpatient, daycare and partial hospitalization programs offered by the freestanding facilities on a "same store" basis:


                                                           Net Outpatient/Daycare Revenues
                                    -----------------------------------------------------------------------------
                                                                (Dollars in thousands)
                                                Fiscal 1995                               Fiscal 1994
                                    ------------------------------------      -----------------------------------
                                     4th      3rd        2nd       1st         4th       3rd       2nd      1st
                                     Qtr.     Qtr.       Qtr.      Qtr.        Qtr.      Qtr.      Qtr.     Qtr.
                                    ------  -------     ------    ------      ------    ------    ------   ------
Facilities offering . . . . . .          5        5          5         5           5         5         5        5
Net outpatient/daycare
   revenues . . . . . . . . . .     $2,133   $1,652     $1,804    $2,352      $2,401    $2,135    $1,744   $1,723
% of total "same store"
   net operating revenues . . .         61%      52%        51%       60%         56%       55%       47%      46%



            The Company recorded a write-down during fiscal 1995 of $0.3 million and recorded $1.8 million during fiscal 1994 for one operating facility due to an impairment of its net realizable value. For fiscal years 1993 and prior, asset write-downs included the estimated future operating losses, selling costs and carrying costs of such closed facilities for closed operations until the estimated disposition date. To the extent that actual costs and time required to dispose of the facilities differ from these estimates, adjustments to the amount written-down may be required. Losses and carrying costs of such facilities are charged back directly to the carrying values of the respective assets held for sale. Because chemical dependency treatment facilities are special purpose structures, their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment currently being experienced throughout the industry. Three facilities closed in the fourth quarter of fiscal 1993 were sold during fiscal 1994. The Company sold two facilities during fiscal 1995, of which one was closed in fiscal 1993, and the other in a prior fiscal year. The Company currently has three facilities listed for sale, of which one was closed in fiscal 1995, and the other two in prior fiscal years. These facilities have been designated for disposition because of their weak market positions relative to competitors and limited prospects for generating an acceptable return on investment as an operating property. The Company will continue to evaluate the performance of all of these facilities in their respective markets, and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.



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

            Operating expenses decreased by approximately $19.0 million or 37%, primarily as a result of the closure of four facilities during fiscal 1993 and the sale of a fifth. General and administrative expenses declined by approximately $0.3 million or 5% in fiscal 1994 primarily as a result of management's continued effort to reduce corporate overhead expenses. Interest expense was reduced by $0.5 million or 30%, primarily as the result of the paydown of senior secured debt by approximately $1.9 million with the proceeds of asset sales. In addition, general and administrative expenses reflect a credit of $0.8 million for fiscal 1993. This credit is the result of the reduction of provisions for general and administrative expenses. The provision for doubtful accounts decreased by $4.6 million during fiscal 1994 primarily due to the decline in operating revenues experienced as a result of the closure of four freestanding facilities during fiscal 1993 and the sale of a fifth facility. The provision for doubtful accounts for fiscal 1994 is predominately related to the Company's freestanding operations. During fiscal 1994, the Company's payor mix declined from 86% received from private sources in fiscal 1993 to 57% in fiscal 1994. This shift created a decrease in those revenues which traditionally experience a greater degree of bad debts. For fiscal 1993, the Company recorded a charge of $2.0 million for restructuring and $3.4 million for other non-recurring expenses. In addition, in fiscal 1994 and 1993, the Company recorded a write-down on the sale of properties held for sale of $1.8 million and $3.7 million, respectively.


            Equity in the earnings of unconsolidated affiliates was approximately $0.4 million during fiscal 1993. No equity in the earnings of unconsolidated affiliates was included in the Company's financial statements for fiscal 1994 (see Note 7-- "Investments in Unconsolidated Affiliates").


            Results for fiscal 1993 were impacted by a gain of approximately $13.1 million recorded during the second quarter of the fiscal year as a result of the sale by the Company of 2,300,000 shares of its formerly wholly-owned subsidiary RehabCare. Prior to the sale the Company owned a 48% interest in RehabCare which was accounted for on the equity method. Subsequent to the sale, the Company no longer has an interest in RehabCare and no longer reports a portion of RehabCare's earnings in its statement of operations. In fiscal 1994, the Company, recorded a gain on the sale of property held for sale of $1.8 million. In addition, the Company recorded a loss on the sale of operating assets of $0.7 million.


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


LIQUIDITY AND CAPITAL RESOURCES

            The Company reported a net loss of $11.5 million for the year ended May 31, 1995 and has reported net losses in each of the four preceding fiscal years aggregating an additional $39.8 million. As a result, the Company has an accumulated deficit of $46.5 million and a total stockholders' deficiency of $4.9 million as of May 31, 1995. Additionally, the Company's current assets at May 31, 1995 amounted to approximately $8.0 million and current liabilities were approximately $23.4 million, resulting in a working capital deficiency of approximately $15.4 million and a current ratio of 1:2.9. The Company utilized $7.9 million for its operating activities, and provided $2.8 million and $4.8 million from its investing and financing activities respectively. Included in the Company's funds provided from its investing activities, is the proceeds from the sale of property and equipment in the Company's funds provided from its investing activities, is the proceeds from the sale of property and equipment in the amount of $3.2 million. These proceeds from the sale of the Company's freestanding facility in Sacramento, California and Orlando, Florida were utilized to fund the Company's operating deficit. In addition, the Company utilized $2.5 million of proceeds from the sale of common stock in private offerings and borrowings of $3.1 million from banks and/or other lenders (including the Secured Convertible Note) to also assist with funding the deficit from operations and repaid $0.7 million to banks and other lenders. Included in operating activities is the gain on sale of assets of $0.8 million which was offset by the write-down of assets and the loss on sale of assets of $1.1 million ($0.7 million and $0.4 million, respectively). There was a decline in accounts receivable of $1.1 million from the prior fiscal year due to the reduction of operating revenue as a result of the sale and/or closure of several of the Company's freestanding facilities. The cumulative result of the above resulted in an ending cash position of the Company on May 31, 1995 of $1.5 million, a decline of $0.2 million from the prior fiscal year.

            In fiscal 1994 and 1993, the Company utilized $7.2 million and $10.2 million in its operating activities, provided $10.0 million and $22.3 million from its investing activities and utilized $2.2 million and $13.1 million in its financing activities, respectively. Included in the Company's operating activities for fiscal 1994 and 1993, was a decrease of $2.8 million and $4.9 million, respectively, reflecting the decline in accounts payable and accrued liabilities. Included in the operating activities for fiscal 1994 is the gain on the sale of assets of $1.8 million which was offset by the write-down of property held for sale of $1.8 million. The Company's use of funds related to its operating activities for fiscal 1993 includes $6.2 million related to the Company's provision for doubtful accounts (net of recoveries), $2.1 million related to the Company's restructuring reserve, $3.4 million in other non-recurring expenses, $0.7 million related to the loss on the sale of assets and $3.7 million in write-downs of properties held for sale. Fiscal 1993 operating activities also provided $13.1 million which represents the gain on the sale of stock related to RehabCare Corporation, a former subsidiary of the Company (see Note 3 -- "Acquisitions and Dispositions").

            During fiscal 1994 and 1993, investing activities provided funds for operations from the sale of properties in the amount of $10.4 million and $3.5 million, respectively. During fiscal 1994, the company sold its freestanding facilities in Tampa and Coral Springs, Florida and a material portion of its publishing business. During fiscal 1993, in addition to the proceeds related to the sale of property for the freestanding facility in Las Vegas, Nevada, the Company sold its remaining interest in its former subsidiary, RehabCare Corporation for proceeds of $18.8 million and received the proceeds from a legal settlement (related to the Company's proposed merger in fiscal 1990) of $0.6 million.

            During fiscal 1994 and 1993, the Company utilized $2.2 million and $1.3 million, respectively, for the repayment of debt to banks and other lenders. In addition, during fiscal 1993, the Company utilized $11.8 million for the repayment of debt related to the Company's term and revolving loans.

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

            o The Company has filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. In the event the Company receives the full refund claim for fiscal 1995, the net amount of cash available for working capital purposes would be $7.5 million. The Company has also filed amended Federal tax returns for prior years to claim refunds of an additional $13.2 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. Accordingly, no assurances can be made to the Company's entitlement to such refunds or the timing of the receipt thereof (see Note 12-- "Income Taxes").

            o Included in non-current assets are three hospital facilities designated as property and equipment held for sale with a total carrying value of $3.7 million. The Company expects to sell two of these facilities in the next fiscal year and may lease a third facility to an unrelated entity. However, the contracts have not been fully negotiated, and proceeds from the sales or lease of such assets are not expected to be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1996, to fund and expand the Company's operations and implement the Company's restructuring plans.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                    YEARS ENDED MAY 31, 1995, 1994 AND 1993



                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 ------
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
Consolidated Balance Sheets, May 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . .  33
Consolidated Statements of Operations, Years Ended May 31, 1995, 1994 and 1993  . . . . . . . . .  34
Consolidated Statements of Stockholders' Equity, Years Ended May 31, 1995, 1994 and 1993  . . . .  35
Consolidated Statements of Cash Flows, Years Ended May 31, 1995, 1994 and 1993  . . . . . . . . .  36
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                                          MAY 31,
                                                                                   --------------------
                                                                                   1995            1994
                                                                                   ----            ----
                                          A S S E T S                              (DOLLARS IN THOUSANDS)
Current assets:
       Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .        $  1,542        $  1,781
       Accounts and notes receivable, less allowance for
          doubtful accounts of $1,096 and $1,574  . . . . . . . . . . . .           3,329           5,848
       Note receivable  . . . . . . . . . . . . . . . . . . . . . . . . .           2,750              --
       Property and equipment held for sale   . . . . . . . . . . . . . .              --           6,939
       Other current assets   . . . . . . . . . . . . . . . . . . . . . .             391             508
                                                                                 --------        --------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .           8,012          15,076
                                                                                 --------        --------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .          25,181          29,326
Less accumulated depreciation and amortization  . . . . . . . . . . . . .         (13,074)        (13,338)
                                                                                 --------        --------
Net property and equipment  . . . . . . . . . . . . . . . . . . . . . . .          12,107          15,988
                                                                                 --------        --------
Property and equipment held for sale  . . . . . . . . . . . . . . . . . .           3,746              --
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,136           2,162
                                                                                 --------        --------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 26,001        $ 33,226
                                                                                 ========        ========



                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable and accrued liabilities   . . . . . . . . . . . .        $ 10,235        $ 13,776
       Long-term debt in default (see Note 10)  . . . . . . . . . . . . .           9,538              --
       Current maturities of long-term debt   . . . . . . . . . . . . . .           3,285             154
       Income taxes payable   . . . . . . . . . . . . . . . . . . . . . .             296             734
                                                                                 --------        --------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .          23,354          14,664
                                                                                 --------        --------

Long-term debt, excluding current maturities  . . . . . . . . . . . . . .           5,077          10,477
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,503           2,986
Minority interests  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,000              --
Commitments and contingencies (see Notes 2, 10 and 15)
Stockholders' equity:
       Preferred stock, $50.00 par value; authorized 60,000 shares  . . .              --              --
       Common stock, $.01 par value; authorized 12,500,000 shares;
          issued and outstanding 2,464,516 and 2,198,692 shares   . . . .              25              22
       Additional paid-in capital   . . . . . . . . . . . . . . . . . . .          41,558          40,060
       Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . .         (46,516)        (34,983)
                                                                                 --------        --------
Total stockholders' equity (deficit)  . . . . . . . . . . . . . . . . . .          (4,933)          5,099
                                                                                 --------        --------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .        $ 26,001        $ 33,226
                                                                                 ========        ========





                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                            YEAR ENDED MAY 31,
                                                                     -------------------------------
                                                                     1995         1994          1993
                                                                     ----         ----          ----
                                                                          (DOLLARS IN THOUSANDS,
                                                                         EXCEPT PER SHARE AMOUNTS)

Revenues:
       Operating revenues   . . . . . . . . . . . . . . . . .      $ 29,282      $ 34,277     $ 51,847

Costs and expenses:
       Direct healthcare operating expenses   . . . . . . . .        31,497        31,875       50,924
       General and administrative expenses  . . . . . . . . .         4,331         5,455        5,754
       Provision for doubtful accounts  . . . . . . . . . . .         1,423         1,558        6,187
       Depreciation and amortization  . . . . . . . . . . . .         1,797         1,762        2,946
       Write-down of assets   . . . . . . . . . . . . . . . .           741         1,825        3,670
       Restructuring expenses   . . . . . . . . . . . . . . .            --            --        2,097
       Other non-recurring expenses   . . . . . . . . . . . .            --            --        3,355
                                                                   --------      --------     --------
                                                                     39,789        42,475       74,933
                                                                   --------      --------     --------

       Loss from operations   . . . . . . . . . . . . . . . .       (10,507)       (8,198)     (23,086)

Other income/(expenses):
       Gain on sale of RehabCare, net   . . . . . . . . . . .            --            --       13,114
       Gain on Sovran settlement, net   . . . . . . . . . . .            --            --          584
       Gain on sale of assets   . . . . . . . . . . . . . . .           836         1,825           --
       Loss on sale of assets   . . . . . . . . . . . . . . .          (354)           --         (712)
       Interest income  . . . . . . . . . . . . . . . . . . .            38            50           69
       Interest expense   . . . . . . . . . . . . . . . . . .        (1,366)       (1,228)      (1,759)
       Equity in earnings of unconsolidated affiliates  . . .            --            --          384
                                                                   --------      --------     --------

Loss before income taxes  . . . . . . . . . . . . . . . . . .       (11,353)       (7,551)     (11,406)

Provision for income taxes  . . . . . . . . . . . . . . . . .           180           301          194
                                                                   --------      --------     --------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .      $(11,533)     $ (7,852)    $(11,600)
                                                                   ========      ========     ========

Net loss per share  . . . . . . . . . . . . . . . . . . . . .      $  (5.11)     $  (3.57)    $  (5.28)
                                                                   ========      ========     ========





                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                        COMMON STOCK      ADDITIONAL                                     TOTAL
                                     ------------------    PAID-IN    ACCUMULATED   TREASURY   STOCK   STOCKHOLDER'S
                                     SHARES      AMOUNT    CAPITAL      DEFICIT      SHARES    AMOUNT      EQUITY
                                     ------      ------   ---------   -----------   --------   ------  -------------
                                                                (AMOUNTS IN THOUSANDS)
Balance, May 31, 1992 . . . . . . .   2,191     $    22    $39,950     $(15,531)        --     $   --     $ 24,441
       Net loss   . . . . . . . . .      --          --         --      (11,600)        --         --      (11,600)
       Exercise of stock options  .       4          --         50           --         --         --           50
       Issuance of shares for the
          purchase of Mental
          Health Programs, Inc  . .       4          --         60           --         --         --           60
                                      -----     -------    -------     --------      -----     ------     --------
Balance, May 31, 1993 . . . . . . .   2,199     $    22    $40,060     $(27,131)        --     $   --     $ 12,951
       Net loss   . . . . . . . . .      --          --         --       (7,852)        --         --       (7,852)
                                      -----     -------    -------     --------      -----     ------     --------
Balance, May 31, 1994 . . . . . . .   2,199     $    22    $40,060     $(34,983)        --     $   --     $  5,099
       Net loss   . . . . . . . . .      --          --         --      (11,533)        --         --      (11,533)
       Issuance of shares for the
          purchase of Mental
          Health Programs, Inc  . .      16          --         --           --         --         --           --
       Odd lot shares purchase  . .                             (2)                                             (2)
       Shares issued for
          private placements  . . .     250           3      1,500           --         --         --        1,503
                                      -----     -------    -------     --------      -----     ------     --------
Balance, May 31, 1995 . . . . . . .   2,465     $    25    $41,558     $(46,516)        --     $   --     $ (4,933)
                                      =====     =======    =======     ========      =====     ======     ========





                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED MAY 31,
                                                                               -----------------------------
                                                                               1995        1994         1993
                                                                               ----        ----         ----
                                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(11,533)     $(7,852)    $(11,600)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . .          1,797        1,762        2,946
      Provision for doubtful accounts, net of recoveries  . . . . . .          1,423        1,558        6,187
      Write-down of properties held for sale  . . . . . . . . . . . .            741        1,825        3,670
      Carrying costs incurred on property and equipment
        held for sale   . . . . . . . . . . . . . . . . . . . . . . .           (420)      (1,241)      (1,330)
      Restructuring expenses  . . . . . . . . . . . . . . . . . . . .             --           --        2,097
      Other non-recurring expenses  . . . . . . . . . . . . . . . . .             --           --        3,355
      Gain on sale of RehabCare stock, net  . . . . . . . . . . . . .             --           --      (13,114)
      Gain on Sovran settlement, net  . . . . . . . . . . . . . . . .             --           --         (584)
      Gain on properties held for sale  . . . . . . . . . . . . . . .           (836)      (1,825)          --
      Loss on sale of assets  . . . . . . . . . . . . . . . . . . . .            354           36          712
      Equity in earnings of unconsolidated affiliates   . . . . . . .             --           --         (384)
      Decrease in accounts and notes receivable   . . . . . . . . . .          1,108          452        2,542
      Decrease in accounts payable and accrued liabilities  . . . . .           (116)      (2,762)      (4,927)
      Increase(decrease) in income taxes payable  . . . . . . . . . .           (438)          68           --
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .             56          818          278
                                                                            --------      -------     --------
        Net cash used in operating activities   . . . . . . . . . . .         (7,864)      (7,161)     (10,152)
                                                                            --------      -------     --------

Cash flows from investing activities:
      Proceeds from sale of property and equipment
         (operating and held for sale)  . . . . . . . . . . . . . . .          3,204       10,357        3,489
      Proceeds from the sale of RehabCare stock   . . . . . . . . . .             --           --       18,825
      Proceeds from Sovran settlement, net  . . . . . . . . . . . . .             --           --          584
      Additions to property and equipment, net  . . . . . . . . . . .           (362)        (383)        (474)
      Purchase of operating entity  . . . . . . . . . . . . . . . . .            (50)          --          (75)
                                                                            --------      -------     --------
         Net cash provided by investing activities  . . . . . . . . .          2,792        9,974       22,349
                                                                            --------      -------     --------

Cash flows from financing activities:
      Repayment of debt   . . . . . . . . . . . . . . . . . . . . . .             --           --      (11,835)
      Repayment to banks and other  . . . . . . . . . . . . . . . . .           (725)      (2,158)      (1,266)
      Borrowings from banks and other   . . . . . . . . . . . . . . .          3,055           --           --
      Exercise of stock options   . . . . . . . . . . . . . . . . . .             --           --           50
      Proceeds from the issuance of stock   . . . . . . . . . . . . .          2,503           --           --
                                                                            --------      -------     --------
        Net cash provided by(used in) financing activities  . . . . .          4,833       (2,158)     (13,051)
                                                                            --------      -------     --------

Net increase(decrease) in cash and cash equivalents . . . . . . . . .           (239)         655         (854)
Cash and cash equivalents at beginning of year  . . . . . . . . . . .          1,781        1,126        1,980
                                                                            --------      -------     --------
Cash and cash equivalents at end of year  . . . . . . . . . . . . . .       $  1,542      $ 1,781     $  1,126
                                                                            ========      =======     ========

Supplemental disclosures of cash flow information:

     Cash paid during the year for:
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    527      $ 1,302     $  2,050
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

            o The Company has filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. In the event the Company receives the full refund claim for fiscal 1995, the net amount of cash available for working capital purposes would be $7.5 million. The Company has also filed amended Federal tax returns for prior years to claim refunds of an additional $13.2 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. Accordingly, no assurances can be made to the Company's entitlement to such refunds or the timing of the receipt thereof (see Note 12-- "Income Taxes").

            o Included in non-current assets are three hospital facilities designated as property and equipment held for sale with a total carrying value of $3.7 million. The Company expects to sell two of these facilities in the next fiscal year and may lease a third facility to an unrelated entity. However, the contracts have not been fully negotiated, and proceeds from the sales or lease of such assets are not expected to be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1996, to fund and expand the Company's operations and implement the Company's restructuring plans.

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

                         COMPREHENSIVE CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993





                                      BALANCE AT       ADDITIONS CHARGED TO        WRITE-OFF       BALANCE AT
                                      BEGINNING      ------------------------          OF            END OF
                                       OF YEAR       EXPENSE       RECOVERIES       ACCOUNTS          YEAR
                                       -------       -------       ----------       --------          ----
                                                              (DOLLARS IN THOUSANDS)
Year ended May 31, 1995 . . . . .       $1,574        $2,808         $(1,385)        $(1,901)        $1,096
Year ended May 31, 1994 . . . . .        2,489         3,841          (2,283)         (2,473)         1,574
Year ended May 31, 1993 . . . . .        4,137         9,379          (3,192)         (7,835)         2,489

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

        A summary of the transactions affecting the carrying value of property and equipment held for sale is as follows:



                                                                            YEAR ENDED MAY 31,
                                                                     -------------------------------
                                                                       1995       1994        1993
                                                                     -------     -------    --------
                                                                         (DOLLARS IN THOUSANDS)
Beginning balance . . . . . . . . . . . . . . . . . . . . . . . .    $ 6,939     $15,352    $ 35,568

Designation of facilities as property and equipment held for sale      2,347          --      10,977
Carrying costs incurred during phase-out period . . . . . . . . .        420       1,241       1,330
Carrying value of assets sold . . . . . . . . . . . . . . . . . .     (5,219)     (7,981)         --
Contingencies on properties sold  . . . . . . . . . . . . . . . .         --        (848)         --
Write-downs of assets held for sale to net realizable value . . .       (741)       (825)     (3,670)
Redesignation of facilities as continuing operations  . . . . . .         --          --     (28,853)
                                                                     -------     -------    --------

Ending balance  . . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,746     $ 6,939    $ 15,352
                                                                     =======     =======    ========

                         COMPREHENSIVE CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993





         Contingencies for properties sold represent unresolved liabilities at the time of sale. Proceeds from the sale of property and equipment held for sale were $3.1 million (net of the $2.7 million note receivable) and $9.8 million for fiscal 1995 and 1994, respectively. The Company recognized gains on the sale of property in fiscal 1995 and 1994 of $0.8 million and $1.8 million, respectively. There were no gains on the sale of property held for sale in fiscal 1993. The write-downs and losses of operating property and equipment and assets held for sale are reflected on the Company's consolidated statements of operations. The following is a summary:

                                                                                  YEAR ENDED MAY 31,
                                                                         -----------------------------------
                                                                           1995          1994         1993
                                                                         --------       ------      --------
                                                                                (DOLLARS IN THOUSANDS)

    Write-down of operating properties  . . . . . . . . . . . . .        $     --       $(1,000)     $    --
    Write-down of assets held for sale to net realizable value  .            (741)         (825)      (3,670)
                                                                         --------       -------      -------
                                                                         $   (741)      $(1,825)     $(3,670)
                                                                         ========       =======      =======

    Loss on sale of assets  . . . . . . . . . . . . . . . . . . .        $   (354)      $   --       $  (712)
    Loss on properties held for sale  . . . . . . . . . . . . . .              --           --            --
                                                                         --------       ------       -------
                                                                         $   (354)      $   --       $  (712)
                                                                         ========       ======       =======

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



NOTE 6-- PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                                                   AS OF MAY 31,
                                                                              -----------------------
                                                                                1995            1994
                                                                              -------         -------
                                                                               (DOLLARS IN THOUSANDS)

    Land and improvements . . . . . . . . . . . . . . . . . . . .             $ 2,122         $ 4,063
    Buildings and improvements  . . . . . . . . . . . . . . . . .              16,260          18,192
    Furniture and equipment . . . . . . . . . . . . . . . . . . .               4,710           4,817
    Leasehold improvements  . . . . . . . . . . . . . . . . . . .               1,280           1,365
    Capitalized leases  . . . . . . . . . . . . . . . . . . . . .                 809             889
                                                                              -------         -------
                                                                               25,181          29,326
    Less accumulated depreciation . . . . . . . . . . . . . . . .              13,074          13,338
                                                                              -------         -------
    Net property and equipment  . . . . . . . . . . . . . . . . .             $12,107         $15,988
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

                         COMPREHENSIVE CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993




Summary of Unconsolidated Affiliates

        The Company reported its interest in these affiliates on the equity method. Due to the termination of operations and/or dissolution of the above joint ventures, the condensed consolidated assets and liabilities of these affiliates are zero at May 31, 1995 and 1994. The condensed combined operating results of affiliates are as follows:

                                                                                   YEAR ENDED MAY 31,
                                                                             ------------------------------
                                                                              1995        1994       1993
                                                                             ------       ------    -------
                                                                                 (DOLLARS IN THOUSANDS)
       Revenues   . . . . . . . . . . . . . . . . . . . . . . . . .          $   --       $   --    $11,928
       Costs and expenses:
           Operating, general and administrative  . . . . . . . . .              --           --     10,536
           Depreciation and amortization  . . . . . . . . . . . . .              --           --        148
                                                                             ------       ------    -------
                                                                                 --           --     10,684
                                                                             ------       ------    -------
       Earnings before income taxes   . . . . . . . . . . . . . . .              --           --      1,244
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . .              --           --        443
                                                                             ------       ------    -------
       Net earnings   . . . . . . . . . . . . . . . . . . . . . . .          $   --       $   --    $   801
                                                                             ======       ======    =======

NOTE 8--  OTHER ASSETS

       Other assets consist of the following:

                                                                                     AS OF MAY 31,
                                                                                 ----------------------
                                                                                  1995            1994
                                                                                 ------          ------
                                                                                 (DOLLARS IN THOUSANDS)

       Intangible assets, net   . . . . . . . . . . . . . . . . . .              $1,636          $1,762
       Deferred contract costs, net   . . . . . . . . . . . . . . .                  99              81
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 401             319
                                                                                 ------          ------
                                                                                 $2,136          $2,162
                                                                                 ======          ======

NOTE 9--  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

       Accounts payable and accrued liabilities consist of the following:

                                                                                     AS OF MAY 31,
                                                                                -----------------------
                                                                                 1995            1994
                                                                                -------         -------
                                                                                 (DOLLARS IN THOUSANDS)

       Accounts payable and accrued liabilities   . . . . . . . . .             $ 5,737         $ 7,729
       Accrued claims payable   . . . . . . . . . . . . . . . . . .               1,584             454
       Restructuring expense  . . . . . . . . . . . . . . . . . . .                 508           1,228
       Other non-recurring expenses   . . . . . . . . . . . . . . .                  --              --
       Accrued salaries and wages   . . . . . . . . . . . . . . . .                 980           1,140
       Accrued vacation   . . . . . . . . . . . . . . . . . . . . .                 407             576
       Accrued legal  . . . . . . . . . . . . . . . . . . . . . . .                 198             353
       Payable to third-party intermediaries  . . . . . . . . . . .                 584           1,751
       Deferred compensation  . . . . . . . . . . . . . . . . . . .                 237             545
                                                                                -------         -------
                                                                                $10,235         $13,776
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


       A reserve for restructuring was established in fiscal 1993 for $5.4 million for the purpose of implementing management's plan for the "global restructuring" of the Company. Of this amount, $2.1 million was related to the formal restructuring plan and $3.4 million was for other non-recurring expenses related to the implementation of such plan. Included in other non-recurring expenses of $3.4 million are legal fees of $0.8 million and expenses related to the Company's independent contractor issues of $1.8 million. It is management's intent to complete the "global restructuring" plan in fiscal 1996. Management intends to allocate the remaining balance accordingly: $0.3 million for corporate relocation and consolidation and $0.2 million as severance payments.



       The following table sets forth the activity during the years ended May 31, 1995 and 1994:



                                             Charges                             Charges
                               May 31,   ---------------            May 31,  ----------------             May 31,
                                1993     Income  Expense  Payments   1994    Income   Expense  Payments    1995
                               -------   ------  -------  --------  -------  ------   -------  --------   -------
Restructuring:
Severance....................  $  550   $   --    $  --   $  (220)   $  330  $   --   $   69    $ (279)   $   120
Operations/corporate
  relocation.................     900      (30)      --        --       870     (69)      28    $ (441)       388
Other........................      --       --       28        --        28     (28)      --        --         --
Non-recurring:
Legal........................     800       --       --      (800)       --      --       --        --         --
State payroll taxes..........     392      (35)      --      (357)       --      --       --        --         --
                               ------   ------    -----   -------    ------  ------   ------    ------    -------
                               $2,642   $  (65)   $  28   $(1,377)   $1,228  $  (97)  $   97    $ (720)   $   508
                               ======   ======    =====   =======    ======  ======   ======    ======    =======


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

NOTE 11--  LEASE COMMITMENTS

               The Company leases certain facilities, furniture and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, maintenance and repair expenses. Total rental expenses for all operating leases are as follows:


                                                                                    YEAR ENDED MAY 31,
                                                                             -------------------------------
                                                                             1995          1994         1993
                                                                             ----          ----         ----
                                                                                  (DOLLARS IN THOUSANDS)
       Minimum rentals  . . . . . . . . . . . . . . . . . . . . . .         $1,085        $1,342       $1,257
       Contingent rentals   . . . . . . . . . . . . . . . . . . . .             --            --           15
                                                                            ------        ------       ------
       Total rentals  . . . . . . . . . . . . . . . . . . . . . . .         $1,085        $1,342       $1,272
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

                         COMPREHENSIVE CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993




        Future minimum payments, by year and in the aggregate, under capital leases and noncancellable operating leases with initial or remaining terms of one year or more consist of the following at May 31, 1995:

                                                                                  CAPITAL        OPERATING
        FISCAL YEAR                                                               LEASES          LEASES
        -----------                                                               -------        ---------
                                                                                   (DOLLARS IN THOUSANDS)
        1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  138          $   319
        1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132              149
        1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132               84
        1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132               22
        2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          132                2
        Later years   . . . . . . . . . . . . . . . . . . . . . . . . . . .          770               --
                                                                                  ------           ------
        Total minimum lease payments  . . . . . . . . . . . . . . . . . . .        1,436           $  576
                                                                                                   ======
        Less amounts representing interest  . . . . . . . . . . . . . . . .          759
                                                                                  ------
        Present value of net minimum lease payments   . . . . . . . . . . .       $  677
                                                                                  ======

NOTE 12--  INCOME TAXES

        Provision for income taxes consist of the following:

                                                                                    YEAR ENDED MAY 31,
                                                                             ------------------------------
                                                                             1995          1994        1993
                                                                             ----          ----        ----
                                                                                 (DOLLARS IN THOUSANDS)
    Current:
        Federal . . . . . . . . . . . . . . . . . . . . . . . . .            $ --          $ --        $ --
        State . . . . . . . . . . . . . . . . . . . . . . . . . .             180           301         194
                                                                             ----          ----        ----
                                                                             $180          $301        $194
                                                                             ====          ====        ====


        A reconciliation between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income taxes is as follows:

                                                                                 YEAR ENDED MAY 31,
                                                                           -------------------------------
                                                                             1995        1994        1993
                                                                           --------     -------    -------
                                                                                 (DOLLARS IN THOUSANDS)
       Benefit from income taxes at the statutory tax rate  . . . .         $(3,860)    $(2,567)   $(3,878)
       State income taxes, net of federal tax benefit   . . . . . .             119         199        128
       Amortization of intangible assets  . . . . . . . . . . . . .              39          38         30
       Tax effect of net operating loss   . . . . . . . . . . . . .           3,701       2,607      3,888
       Other, net   . . . . . . . . . . . . . . . . . . . . . . . .             181          24         26
                                                                            -------     -------    -------
                                                                            $   180     $   301    $   194
                                                                            =======     =======    =======

                         COMPREHENSIVE CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993




       Significant components of the Company's deferred tax liabilities and assets are comprised of the following:

                                                                            YEAR ENDED MAY 31,
                                                                          -----------------------
                                                                            1995           1994
                                                                          -------        --------
            Deferred Tax Assets:
              Net operating losses  . . . . . . . . . . . . . . . .         $18,867        $14,968
              Restructuring/non-recurring costs . . . . . . . . . .           4,853          9,418
              Alternative minimum tax credits . . . . . . . . . . .             666            666
              Bad debt expense  . . . . . . . . . . . . . . . . . .             333            568
              Employee benefits and options   . . . . . . . . . . .             432            663
              Other, net  . . . . . . . . . . . . . . . . . . . . .             273          2,186
                                                                            -------        -------
                 Total Deferred Tax Assets  . . . . . . . . . . . .          25,424         28,469
              Valuation Allowance . . . . . . . . . . . . . . . . .         (22,439)       (24,417)
                                                                            -------        -------
                 Net Deferred Tax Assets  . . . . . . . . . . . . .           2,985          4,052
                                                                            -------        -------
            Deferred Tax Liabilities:
              Depreciation  . . . . . . . . . . . . . . . . . . . .          (1,866)        (2,929)
              State income taxes  . . . . . . . . . . . . . . . . .            (806)          (654)
              Cash to accrual differences . . . . . . . . . . . . .            (313)          (469)
                                                                            -------        -------
                 Total Deferred Tax Liabilities . . . . . . . . . .          (2,985)        (4,052)
                                                                            -------        -------
            Net Deferred Tax Assets . . . . . . . . . . . . . . . .         $    --        $    --
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

                         COMPREHENSIVE CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993




                                                                                         OPTION PRICE
                                                                     NUMBER OF     -------------------------
                                                                       SHARES      PER SHARE       AGGREGATE
                                                                     ---------     ---------       ---------
                                                                                        (IN THOUSANDS)
       Balance, May 31, 1992  . . . . . . . . . . . . . . . . .        76,517     $12.50-33.80       $1,462
         Options forfeited in fiscal 1993 . . . . . . . . . . .       (13,000)    $12.50-33.80         (283)
                                                                      -------                        ------
       Balance, May 31, 1993  . . . . . . . . . . . . . . . . .        63,517     $12.50-30.00        1,179
         Options forfeited in fiscal 1994 . . . . . . . . . . .       (46,750)    $12.50-30.00         (830)
                                                                      -------                        ------
       Balance, May 31, 1994  . . . . . . . . . . . . . . . . .        16,767     $12.50-30.00          349
         Options canceled in fiscal 1995  . . . . . . . . . . .        (5,000)    $ 6.25- 7.50          (34)
         Options issued in fiscal 1995  . . . . . . . . . . . .       227,500     $ 6.25-12.00        1,684
         Options forfeited in fiscal 1995 . . . . . . . . . . .       (53,100)    $ 6.25-30.00         (493)
                                                                      -------                        ------
       Balance, May 31, 1995  . . . . . . . . . . . . . . . . .       186,167     $ 6.25-30.00       $1,506
                                                                      =======                        ======

      Options under the 1988 ISO Plan to purchase 62,115 shares and 12,601 shares were exercisable as of May 31, 1995 and 1994, respectively.

      The following table sets forth the activity related to nonstatutory options for the years ended May 31, 1995, 1994 and 1993:

                                                                                        OPTION PRICE
                                                                     NUMBER OF     -----------------------
                                                                       SHARES      PER SHARE     AGGREGATE
                                                                     ---------     ---------     ---------
                                                                                       (IN THOUSANDS)
         Balance, May 31, 1992  . . . . . . . . . . . . . . . .        32,000        $12.50        $ 400
             Options exercised in fiscal 1993 . . . . . . . . .        (4,000)       $12.50          (50)
                                                                      -------                      -----
         Balance, May 31, 1993  . . . . . . . . . . . . . . . .        28,000        $12.50          350
             Options forfeited in fiscal 1994 . . . . . . . . .       (12,000)       $12.50         (150)
                                                                      -------                      -----
         Balance, May 31, 1994  . . . . . . . . . . . . . . . .        16,000        $12.50          200
             Options forfeited in fiscal 1995 . . . . . . . . .       (12,000)       $12.50         (150)
             Options canceled in fiscal 1995  . . . . . . . . .        (4,000)       $12.50          (50)
                                                                      -------                      -----
         Balance, May 31, 1995  . . . . . . . . . . . . . . . .            --                      $  --
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

         In August 1994, options not under any plan were issued to the President of a subsidiary of the Company. Options for 15,000 shares were granted as an exercise price ranging from $7.50 to $15.00 per share. These options vest one-third one year from the date of grant and one- third each year thereafter.

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

NOTE 15--  COMMITMENTS AND CONTINGENCIES


         On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgment with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgment as a matter of law, which the court denied its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. Although the Company feels that RehabCare will not prevail in its appeal, the Company has not recognized any gain with relation to the judgment. Any effect from the outcome of this lawsuit would not have a material adverse impact on the Company's results of operations.

         In connection with the proposed sale and lease-back of hospitals to CMP Properties, Inc., a real estate investment trust, the Company advanced $1.1 million to its financial advisor, Mr. Leslie Livingston and Livingston & Co., in fiscal 1992. The Company had classified these advances as accounts receivable and wrote off all such receivable through fiscal 1994. Mr. Livingston was affiliated with several members of the Company's Board of Directors at that time. The advances, which were to be repaid if the transaction was not completed, were to be secured by a pledge of common stock in an unrelated company. The pledged shares of common stock were in the possession of the Company's primary legal counsel at that time, Schwabe, Williamson & Wyatt, as collateral for the advances. After the transaction was terminated, the financial advisor refused to repay the advances and the Company's legal counsel refused to turn over the collateral to the Company.
The Company has filed an action in the United States District Court for the District of Oregon (Civil Case No. 94-384 FR) against its former financial advisor and former legal counsel to recover the advances. The former financial advisor has counterclaimed against the Company for $1,688,000 for breach of contract and unjust enrichment. The Company's former law firm has filed a counterclaim for $193,000 for unpaid legal fees. Management believes that the counterclaims are without merit and intends to vigorously defend against them and to pursue the Company's claims. Any effect of this lawsuit would not have a material adverse impact on the Company's results of operation.

         On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). An amended petition was filed November 15, 1994. In the lawsuit, RehabCare alleges that it has incurred

                         COMPREHENSIVE CARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MAY 31, 1995, 1994 AND 1993





attorneys fees in connection with the settlement of certain tax issues with the IRS and has paid the IRS a settlement amount with respect to the years 1987 and 1988. RehabCare seeks the recovery from the Company of $588,000, plus interest, which RehabCare alleges is the amount it incurred for payments to the IRS in settlement and attorneys fees it incurred in dealing with the IRS. The Company has filed its answer and affirmative defenses contesting the right of RehabCare to obtain the relief it seeks. Discovery is ongoing. Until such discovery is complete, it is not possible to predict the likely outcome of the lawsuit. The Company intends to continue to vigorously defend this matter.
The Company established a reserve for this lawsuit in a prior fiscal year. Any effect of this lawsuit would not be material to the Company's financial statements or results of operations.

         In December 1994, the Company reached a settlement with the Appeals Office of the Internal Revenue Service ("IRS") on the payroll tax audit for the calendar years 1983 through 1991 pursuant to which the Company agreed to pay the IRS $5.0 million with the Company having no obligation to pay any penalties or accrued interest. The IRS agent conducting the audit asserted that certain physicians and psychologists and other staff engaged as independent contractors by the Company should have been treated as employees for payroll tax purposes. The settlement was reviewed and accepted on behalf of the IRS by its district counsel. Payment terms have been accepted at 50% within 90 days of finalization with the remainder financed over the next five years. In March 1995, the Company paid $350,000 to the IRS against the initial payment due. In return, the IRS granted the Company an additional 120 days to pay the remaining balance of $2,150,000. In July 1995, the Company paid the remaining balance of the initial payment, and continues to make the monthly installment payment pursuant to the terms of the settlement. The unpaid balance bears interest at 9% per annum due and payable after the $5.0 million is paid. The Company had accrued for this settlement amount over several previous fiscal years and, as a result, there was no impact on the Company's current year financial statements for this settlement. The Company's future statements of operations will reflect the interest expense related to the outstanding settlement amount. The Company had accrued for this settlement amount over several previous fiscal years and, as a result, any effect would not be material to the Company's current year financial statements. The Company's future statements of operation will reflect the interest expense related to the outstanding settlement amount.


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

         An involuntary bankruptcy petition was dismissed on March 6, 1995 pursuant to an agreement dated March 3, 1995 between the Company and a representative of the petitioners. Under such agreement the Company has agreed, subject to the conditions therein, to offer to exchange for its outstanding 7 1/2% Convertible Subordinated Debentures with a combination of cash and shares. See Note 10-- "Long-Term Debt and Short- Term Borrowings" for a discussion of the Company's default in the payment of interest on its 7 1/2 % Convertible Subordinated Debentures and the consequent acceleration of the full principal amount thereof. The foregoing is intended to disclose an event, and does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.

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

         On July 31, 1995, the Company entered into an agreement with an accredited investor to acquire, through private placement, 4,100 shares of common stock of the Company for $6.00 per share. The Company received the proceeds on August 15, 1995.

         On August 15, 1995, the Company entered into agreements with two accredited investors to acquire, through private placement, 10,833 and 5,000 shares, respectively, of common stock of the Company for $6.00 per share. The Company received the proceeds on August 17, 1995.

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

             10.47  Non-qualified Option Agreement dated December 30, 1992 between the Company and Walter E. Afield, M.D. (8).
             10.48  Non-qualified Stock Option Agreement dated February 2,
                    1993, between the Company and Fred C. Follmer (9).*
             10.49  Non-qualified Stock Option Agreement dated August 25, 1994 between the Company and Chriss W. Street (10).*
             10.50  Non-qualified Stock Option Agreement dated August 25, 1994 between the Company and Ronald G. Hersch (10).*
             10.54  1995 Directors Stock Option Plan (11).*
             10.55  Non-qualified Stock Option Agreement dated October 11, 1994 between the Company and Richard L. Powers (11).
             10.56  Employment Agreement dated January 1, 1995 between the
                    Company and Chriss W. Street (11).*
             10.57  Secured Convertible Note Purchase Agreement dated January
                    5, 1995 between the Company and Lindner Bulwark Fund, an
                    accredited investor (11).
             10.58  Stock Purchase Agreement dated February 1, 1995 between the
                    Company and Lindner Funds, Inc., an accredited investor
                    (12).
             10.59  Directors and Officers Trust dated February 27, 1995 between the Company and Mark Twain Bank (12).*
             10.60  Letter Agreement between the Company and Jay H. Lustig, a representative of the holders of the 7 1/2% Convertible
                    Subordinated Debentures (12).
             10.61  Common Stock Purchase Agreement dated April 15, 1995 between the Company and James R. Moriarty, an accredited
                    investor (13).
             10.62  Amended Common Stock Purchase Agreement dated June 29, 1995 between the Company and Lindner Growth Fund, an accredited investor (14).
             10.63  Common Stock Purchase Agreement dated July 31, 1995, between the Company and W.V.C. Limited, an accredited
                    investor (14).
             10.64  Common Stock Purchase Agreement dated August 15, 1995 between the Company and Helen Jean Quinn, an accredited
                    investor (14).
             10.65  Common Stock Purchase Agreement dated August 15,1995 between the Company and BLC Investments, an accredited
                    investor (14).
             10.66  Preferred Stock Purchase Agreement dated May 23, 1995 between Physician Corporation of America and Comprehensive
                    Behavioral Care, Inc. (15).
             10.67  First Right of Refusal Agreement dated May 23, 1995 between
                    Physician Corporation of America and Comprehensive
                    Behavioral Care, Inc. (15).
             11     Computation of Loss Per Share (15).
             21     List of the Company's subsidiaries (15).

             23.1   Consent of Ernst & Young LLP (filed herewith).
             23.2   Consent of Arthur Andersen LLP (filed herewith).

             27     Financial Data Schedules (filed herewith).

- -------------------

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

(9) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1994.
(10) Filed as an exhibit to the Company's Form 10-Q for the quarter ended August 31, 1994.
(11) Filed as an exhibit to the Company's Form 10-Q for the quarter ended November 30, 1994.
(12) Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 1995.
(13) Filed as an exhibit to the Company's Form 8-K dated April 19, 1995.
(14) Filed as an exhibit to the Company's Form 8-K dated July 17, 1995.
(14) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1995.

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

                                   SIGNATURES


        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 8, 1996.



                                        COMPREHENSIVE CARE CORPORATION


                                        By      /s/  CHRISS W. STREET
                                           ------------------------------------
                                                     Chriss W. Street
                                           Chairman and Chief Executive Officer


                                        By      /s/  DREW Q. MILLER
                                           ------------------------------------
                                                     Drew Q. Miller
                                               (Principal Financial Officer)



                                        By      /s/  KERRI RUPPERT
                                           ------------------------------------
                                                     Kerri Ruppert
                                               (Principal Financial and
                                                  Accounting Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.



      SIGNATURE                                TITLE                                DATE
      ---------                                -----                                ----
/s/  CHRISS W. STREET                   Chairman, President and
- ---------------------------             Chief Executive Officer
     Chriss W. Street                   (Principal Executive Officer)           August 8, 1996


/s/  DREW Q. MILLER                     Senior Vice President
- ---------------------------             and Chief Operating Officer
     Drew Q. Miller                     (Principal Operational Officer)         August 8, 1996


/s/  KERRI RUPPERT                      Senior Vice President,
- ---------------------------             Secretary/Treasurer and
     Kerri Ruppert                      Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)                     August 8, 1996


/s/  J. MARVIN FEIGENBAUM               Vice Chairman                           August 8, 1996
- ---------------------------
     J. Marvin Feigenbaum


/s/  WILLIAM H. BOUCHER                 Director                                August 8, 1996
- ---------------------------
     William H. Boucher


/s/  W. JAMES NICOL                     Director                                August 8, 1996
- ---------------------------
     W. James Nicol

                         COMPREHENSIVE CARE CORPORATION

                                 EXHIBIT INDEX

                         FISCAL YEAR ENDED MAY 31, 1995


                                                                                                SEQUENTIALLY
EXHIBIT                                                                                           NUMBERED
NUMBER          DESCRIPTION                                                                         PAGE
- -------         -----------                                                                     ------------

23.1            Consent of Ernst & Young LLP (filed herewith) . . . . . . . . . . . . . .            --

23.2            Consent of Arthur Andersen LLP (filed herewith) . . . . . . . . . . . . .            --

27              Financial Data Schedules (filed herewith) . . . . . . . . . . . . . . . .            --
