Form 10-K405
period 1996-05-31
COMPREHENSIVE CARE CORP
filed 1996-08-29
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 1996 or

  [   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 For the transition period from __________ to __________ Commission file number 0-5751

                         COMPREHENSIVE CARE CORPORATION
             (Exact name of Registrant as specified in its charter)

                    Delaware                           95-2594724
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

            1111 Bayside Drive
        Corona del Mar, California                      92625

(Address of principal executive offices)             (Zip Code)
        Registrant's telephone number, including area code (714) 222-2273

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  Name of each exchange on
          Title of each class                         which registered
  Common Stock, Par Value $.01 per share        New York Stock Exchange, Inc.
       Common Share Purchase Rights             New York Stock Exchange, Inc.

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

            The aggregate market value of voting stock held by non-affiliates of the Registrant at August 26, 1996, was $23,633,115 based on the closing sale price of the Common Stock on August 26, 1996 as reported on the New York Stock Exchange composite tape.

            At August 26, 1996, the Registrant had 2,864,620 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

            Part III incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 1996 annual meeting of stockholders presently scheduled to be held on December 10, 1996, which Proxy Statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended May 31, 1996.

                                     PART I


ITEM 1.   BUSINESS.

                     Comprehensive Care Corporation(R) (the "Company") is a Delaware corporation organized in January 1969. The Company is transitioning to a managed care behavioral healthcare company providing a continuum of services from being predominantly a provider of inpatient treatment programs for psychiatric disorders and chemical dependency. Such services include risk based contract capitation of behavioral health expenses for specific populations and a broad spectrum of inpatient and outpatient mental health and substance abuse therapy and counseling. Programs are provided at freestanding facilities operated by the Company and at independent general hospitals under contracts with the Company. A wholly-owned subsidiary, Comprehensive Care Integration(sm), Inc. ("CCI"), formerly known as CareUnit(R), Inc., develops, markets and manages the Company's contract programs. During fiscal 1996, psychiatric and chemical dependency treatment programs (freestanding operations and CCI contracts) accounted for approximately 50 percent of the Company's operating revenues. Comprehensive Behavioral Care(R), Inc., ("Comprehensive Behavioral"), formerly known as AccessCare, Inc., an 86.5 percent owned subsidiary primarily engaged in the development and delivery of managed care services for behavioral medicine, accounted for approximately 49 percent of the Company's operating revenues in fiscal 1996. The remaining 1 percent of fiscal 1996 revenues were derived from other activities.

                     The Company experienced significant net losses in 1996 and prior years, had a working capital deficiency of $20.2 million and a deficit in stockholders' equity of $6.8 million as of May 31, 1996, and is attempting to accomplish a Debenture exchange offer to cure a default in the payment of interest on the Company's 7 1/2% Convertible Subordinated Debentures (the "Debentures"). The Company is refocusing its activities through the closure and/or sale of its freestanding facilities and expansion of managed care activities. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of these matters as well as other risk factors that the Company faces.

                     The following table sets forth for each of the years in the five-year period ended May 31, 1996, the operating revenues of the Company's freestanding operations, CCI contracts, Comprehensive Behavioral operations and other activities.

                                                                  YEAR ENDED MAY 31,
                                                  -----------------------------------------------
                                                  1996       1995      1994       1993       1992
                                                  ----       ----      ----       ----       ----
Comprehensive Behavioral operations (1) .......     49%        19%       10%         2%       ---%
Freestanding operations .......................     33         62        70         81         75
Comprehensive Care Integration contracts (2) ..     17         18        16         12         14
Other activities (3) ..........................      1          1         4          5         11
                                                  ----       ----      ----       ----       ----
                                                   100%       100%      100%       100%       100%
                                                  ====       ====      ====       ====       ====


- --------------------------------
(1) The Company has provided managed care products since the acquisition of Comprehensive Behavioral Care, Inc.'s predecessor in December 1992. On August 1, 1995, the Company changed the name of this subsidiary from AccessCare, Inc. to Comprehensive Behavioral Care, Inc.

(2) On April 1, 1996, the Company changed the name of this subsidiary from CareUnit, Inc. to Comprehensive Care Integration, Inc.

(3) The Company formerly owned a company known as RehabCare Corporation ("RehabCare"), which developed, marketed and managed the delivery of comprehensive medical rehabilitation services for functionally disabled persons. The Company offered RehabCare Common Stock to the public in fiscal 1992, maintaining a minority interest, and during fiscal 1993, sold its remaining 48 percent stake in RehabCare. Accordingly, revenues from RehabCare were not material to the Company during fiscal 1993 and represented 6 percent of the Company's operating revenues in fiscal 1992.

                             MANAGED CARE OPERATIONS

                     Comprehensive Behavioral Care(R) provides managed behavioral healthcare and substance abuse services for employers, Health Maintenance Organizations ("HMOs"), Preferred Provider Organizations ("PPOs"), government organizations, third party claim administrators and other group purchasers of healthcare. Comprehensive Behavioral currently provides services to contracted members in 22 states and Puerto Rico. Comprehensive Behavioral provides behavioral medicine managed care services to Medicaid recipients through subcontracts with HMOs focused on Medicaid and Medicare beneficiary populations. The programs and services currently offered by Comprehensive Behavioral include fully integrated capitated behavioral healthcare services, employee assistance programs ("EAP"), case management/utilization review services, provider sponsored health plan development, preferred provider network development and management and physician advisor reviews. The Company believes that Comprehensive Behavioral distinguishes itself from its competition by being the "science-based" provider of care. Comprehensive Behavioral manages its clinical service programs on proven treatment technologies and trains its providers to use science-based efficacious treatment.

                     Comprehensive Behavioral accounted for approximately 49 percent of the Company's operating revenues in fiscal 1996 versus 19 percent in fiscal 1995. The Company believes that Comprehensive Behavioral, in concert with a network of providers (e.g., CCI), will be instrumental in assisting the Company in developing an integrated service model to provide high quality, cost effective care.

                     In May 1995, the Company entered into an agreement with Physicians Corporation of America ("PCA") providing for PCA to invest $1.0 million into Comprehensive Behavioral for an equity position equal to 13 1/2 percent of Comprehensive Behavioral voting power on a fully diluted basis, represented by shares of Series A Preferred Stock, which is also exchangeable at the option of PCA for 100,000 shares of the Company's Common Stock (see Note 3-- "Acquisitions and Dispositions"). In addition, PCA was granted a first right of refusal regarding any sale of Comprehensive Behavioral.

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

DEVELOPMENT, COMPETITION, AND PROMOTION

                     Approximately 15 managed behavioral healthcare companies provide service for 80 million people in the United States and the Commonwealth of Puerto Rico. Additionally, there are numerous local and regional group practices, community mental health centers and behavioral healthcare hospitals that manage behavioral healthcare on behalf of HMOs, PPOs and local governments. Approximately 30 percent of the potential private marketplace still operates through indemnity coverage (approximately 60 million lives) and another third are covered through PPO products. The last several years have seen an increased migration to fully capitated HMO products in most markets. This is Comprehensive Behavioral's primary niche. Approximately 19 percent of all mental healthcare expenditures nationally are funded through Medicaid. Currently 16 states have received Health Care Finance Administration ("HCFA") 1915B approval for statewide privatization of mental health Medicaid expenditures, seven states have submitted HCFA applications for waivers. Additionally, approximately nine million people covered through Champus are being moved to managed care products in the next few years. As a consequence of these changes in the marketplace, the potential dollars expended for managed behavioral services in the market are expected to grow dramatically. As of May 31, 1996, Comprehensive Behavioral managed approximately 376,000 people covered through Medicaid in Florida, Texas and Puerto Rico and has partnered with PCA (see Note 3-- "Acquisitions and Dispositions") to attract additional business in other states. The Company anticipates that governmental agencies will continue to implement a significant number of managed care Medicaid products and programs through HMOs and that many of these HMOs will subcontract for behavioral healthcare services with managed care behavioral health companies such as Comprehensive Behavioral. In addition, Comprehensive Behavioral manages approximately 95,000 people covered through Medicare in Florida.

                     Managed behavioral care is an extremely competitive business and seven companies currently dominate the market and include: Medco Behavioral Care (approximately 15 million lives), Value Behavioral Care (approximately 11 million lives), Greenspring (approximately 11 million lives), USBH (approximately 10 million lives) , MCC (approximately 5 million lives), Options Mental Health (approximately 5 million lives), and CMG (approximately 4 million lives). Contracts are competitively bid and are awarded based upon price, customer service, capacity to satisfy the standards of the National Committee of Quality Assurance ("NCQA") and capacity to deliver the product, including financial viability of the bidder. Comprehensive Behavioral has developed a reputation as a price efficient company with high ratings by customers and members. As a subcontractor to four NCQA accredited HMOs, Comprehensive Behavioral has completed the NCQA evaluation process on repeated occasions and has met its stringent criteria.

                     Comprehensive Behavioral is subject to multiple state and federal regulations, as well as changes in Medicaid and Medicare reimbursement. At this point in time Comprehensive Behavioral is unable to predict what effect, if any, the changes in legislation for Medicaid and Medicare will have on its business.

                     Comprehensive Behavioral has certificates of authority in 23 states or provinces and is awaiting such a certificate in one additional state. Comprehensive Behavioral intends to become qualified to provide managed behavioral healthcare in all 50 states and the Commonwealth of Puerto Rico.


                               CONTRACT OPERATIONS

                     Comprehensive Care Integration operates contract programs for behavioral medicine services in dedicated units of independent hospitals. The programs offered are similar to the behavioral medicine services offered in the Company's freestanding facilities.

                     Under a contract with the Company, the hospital furnishes patients with all hospital facilities and services necessary for their generalized medical care, including nursing, dietary and housekeeping. CCI is obligated to provide a multi-disciplinary team consisting of a physician (who serves as medical director for the program), a program manager, a social worker, a therapist and other appropriate supporting personnel. CCI also typically provides support in the areas of program implementation and management, staff recruiting, continuing education, treatment team training, community education, advertising, public relations, insurance and ongoing program quality assurance. As a result of reimbursement changes and competitive pressures, the contractual obligations of CCI have been subject to intense evaluation. In general, some prospective client hospitals have expressed a desire for more control over the services provided by CCI and, in response, CCI is providing a more flexible approach to contract management. During fiscal years 1996, 1995 and 1994, CCI, through CareInstitute(R), a related non-profit entity, managed four contracts for the State of Idaho. These programs provide behavioral medicine services in a residential and outpatient setting.

                     During fiscal 1996, CCI experienced no change in the number of contracts and a decline in available beds. Although seven new contracts were opened, CCI experienced a decline in inpatient census during fiscal 1996. The Company believes that the decline in the number of inpatient beds is a result of the continued influence of managed care and reduction in available reimbursement from third parties, which have had the effect of making CCI's contracts less profitable to hospitals. During fiscal 1996, CCI terminated two unprofitable contracts and five were terminated by the contracting hospital.

                     Responding to market demands, CCI has implemented, in the majority of its contracts, a variety of levels of care, offering a wide range of treatment options including detoxification, inpatient, residential, day-treatment or partial hospitalization and outpatient services. As a result, inpatient occupancy rates have declined as patients are moved to a less acute level of care.

                     The following table sets forth selected operating data regarding behavioral medicine programs managed under contract:

                                                                                           YEAR ENDED MAY 31,
                                                                     ------------------------------------------------------------
                                                                      1996          1995           1994        1993         1992
                                                                     ------        ------         ------      ------       ------
           Number of contracts at end of period (1):
                 Adult CareUnits (2) (3) .......................          8            11             10          12           15
                 Adolescent CareUnits (2).......................        ---           ---              1           1            1
                 Adult CarePsychCenters(2)......................          2             2              3           3            3
                 Partial Hospitalization........................          6             3            ---         ---          ---
                 Eating Disorders Units.........................          1             1              1           1            2
                                                                     ------        ------         ------      ------       ------
                 Total..........................................         17(5)         17             15          17           21
                                                                     ======        ======         ======      ======       ======

           Available beds at end of period......................        105           157            236         306          479
           Patient days served during period....................     15,875        29,082         34,464      51,524       92,574
           Admissions...........................................      2,304         3,634          3,992       5,139        7,867
           Average occupied beds per contract...................        3.6           5.8            7.3         8.3          9.9
           Average occupancy rate for period (4)................         32%           42%            37%         39%          42%


- -------------------------
(1) Excludes contracts which have been executed but are not operational as of the end of the period.

(2) CareUnit is a service mark under which the Company markets chemical dependency treatment programs. CarePsychCenter is a service mark under which the Company markets psychiatric treatment programs.

(3) Includes two state chemical dependency full-service contracts for fiscal 1993 through 1995.

(4) Average occupancy rate is calculated by dividing total patient days by the number of available bed-days during the relevant period.

(5) During fiscal 1996, CCI opened seven contracts and closed seven contracts, two of which were terminated by CCI and five by the contracting hospitals.


                    In March 1995, the Company entered into a letter agreement with a representative of certain holders of the Company's Debentures. The agreement, among other things under certain circumstances, may provide for a pledge of all of the shares of CCI to secure the Company's obligation to purchase the Debentures on the agreed upon terms and conditions of the exchange offer or otherwise (see Note 10-- "Long-Term Debt and Short-Term Borrowings").

Sources of Revenues

                    Patients are admitted to a behavioral medicine program under the contracting hospital's standard admission policies and procedures. The hospital submits to the patient, the patient's insurance company, or other responsible party a bill that covers the services of the hospital. Generally, CCI receives a negotiated fee for each patient day of service provided and in many cases also receives a fixed monthly management fee or a percentage of net revenue. Fees paid by the hospital are subject to annual adjustments to reflect changes in the Consumer Price Index. CCI and the hospital share the risk of nonpayment by patients based on a predetermined percentage participation by CCI in bad debts. CCI may also participate with a contracting hospital in charity care and certain contractual allowances and discounts. Hospitals contracting for programs experience the same reimbursement pressures as the Company's freestanding facilities.

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

DEVELOPMENT, COMPETITION AND PROMOTION

                    CCI directs its development activities toward increasing the number of management contracts with hospitals. The primary competitors of CCI are hospitals and hospital management companies that offer programs similar to those offered by CCI. The Company plans to make a major development effort in conjunction with the Company's managed care subsidiary, Comprehensive Behavioral, to expand the contract operations in general hospitals and to develop a continuum of care.

                             FREESTANDING OPERATIONS

The Company currently owns and operates two facilities representing 58 available beds. During the second quarter of fiscal 1996, the Company sold the operations of the 83-bed CareUnit(R) Hospital of Kirkland and closed the 70-bed Starting Point(R), Orange County. The sale and/or closure of these facilities was part of the Company's plan of operations and restructuring. The following table sets forth selected operating data regarding the Company's freestanding facilities. Facilities are designated either psychiatric or chemical dependency based on the license of the facility and the predominant treatment provided. For information concerning the nature of the Company's interest in the facilities, see Item 2, "PROPERTIES".

                                                                                       INPATIENT DAYS FOR YEAR ENDED MAY 31,
                                                         YEAR          LICENSED        -------------------------------------
                                                       ACQUIRED(1)      BEDS       1996     1995      1994       1993       1992
                                                       -----------     --------    ----     ----      ----       ----       ----
PSYCHIATRIC/CHEMICAL DEPENDENCY FACILITIES
          Aurora Behavioral Health Hospital(2) ......   1988            100       4,408     2,593     2,859      7,237     22,070
          CareUnit Hospital of Cincinnati ...........   1982            128       2,122     9,348    12,133     12,243     12,744
CLOSED/FACILITIES HELD FOR SALE
          CareUnit Hospital of Fort Worth(3) ........                                       2,985     9,027     10,910      13,534
          CareUnit of Jacksonville Beach(4) .........                                --        --        --         --       5,026
CLOSED/SOLD FACILITIES
          CareUnit of Grand Rapids(5) ...............                                --     5,424     6,545      6,348       6,221
          CareUnit Hospital of Kirkland(6) ..........                             2,040     5,062     5,699      6,506       9,478
          Starting Point, Orange County (7) .........                               791     2,362     2,422      3,487       7,046
          Other (8) .................................                                --        --        --     35,037      47,963
                                                                                  -----    ------    ------     ------     -------
          Patient days served during period                                       9,361    27,774    38,685     81,768     124,082
                                                                                  =====    ======    ======     ======     =======


Admissions ..........................................                             1,632     3,329     3,916      7,047       8,859
Available beds at end of period (9) .................                                58       237       347        385         748
Average occupancy rate for period (10) ..............                                19%       25%       30%        28%         38%
                                                                                  =====    ======    ======     ======     =======


(1)            Calendar year acquired, built or leased.

(2)            Formerly known as CareUnit of Colorado.

(3) On January 13, 1995, CareUnit Hospital of Ft. Worth, an 83-bed psychiatric facility, was closed. The facility is currently for lease or sale.

(4) In February 1992, CareUnit of Jacksonville Beach, an 84-bed chemical dependency facility, was closed. This facility is currently under contact to be sold.

(5) On April 30, 1995, the lease of CareUnit of Grand Rapids, a 76-bed chemical dependency facility, was terminated. The operations of this facility were transferred to Longford/CareUnit of Grand Rapids and currently operates under a joint management contract.

(6) On October 3, 1995, the operations of CareUnit Hospital of Kirkland, an 83-bed chemical dependency facility, were sold

(7) On November 17, 1995, Starting Point of Orange County closed and was sold on August 12, 1996

(8) Includes closed and sold facilities including: (a) In March 1993, CareUnit Hospital of Albuquerque, a 70-bed chemical dependency facility, CareUnit of Coral Springs, a 100-bed chemical dependency facility, CareUnit of South Florida/Tampa, a 100-bed chemical dependency facility, and Starting Point, Oak Avenue, a 136-bed chemical dependency facility were closed; (b) On April 5, 1993, CareUnit Hospital of Nevada, a 50-bed psychiatric facility, was sold; (c) Starting Point, Grand Avenue, which was sold in July 1991; (d) on July 1, 1993, CareUnit Hospital of Albuquerque was sold; (e) on October 1, 1993, CareUnit of So. Florida/Tampa was sold and on December 10, 1993, CareUnit of Coral Springs was sold; (f) The Company is currently in negotiations to dissolve, retroactive to December 31, 1991, the joint venture which leased Crossroads Hospital and Woodview-Calabasas Hospital. Crossroads Hospital continued to be managed by the Company, although in August 1992 it was closed and was subleased through the term of the lease which expired in September 1993. Woodview-Calabasas continues to be managed by the Company's joint venture partner, although it was closed in April 1993; (g) Newport Point, Inc., a joint operating agreement between Century Healthcare of California and Starting Point, Inc. to manage Newport Harbor Psychiatric Hospital, a 68-bed adolescent psychiatric hospital, and Starting Point, Orange County, a 70-bed psychiatric facility. This agreement was mutually dissolved on February 28, 1993.

(9) A facility may have appropriate licensure for more beds than are in use for a number of reasons, including lack of demand, anticipation of future need, renovation and practical limitations in assigning patients to multiple-bed rooms. Available beds is defined as the number of beds which are available for use at any given time.

(10) Average occupancy rate is calculated by dividing total patient days by the average number of available bed-days during the relevant period.

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

                    The treatment programs are undertaken by an interdisciplinary team of professionals experienced in the treatment of psychiatric problems. Length of stay varies in accordance with the severity of the patient's condition. A comprehensive discharge plan which may include outpatient psychiatric or psychological treatment, or referral to an alternate treatment facility is prepared for each patient. Psychiatric programs are also available on an inpatient, partial, day treatment and outpatient basis and form a continuum of care.

                    Chemical Dependency. Chemical dependency programs, offered in all freestanding facilities, are delivered under the names CareUnit, Starting Point, Tri-State Behavioral and Aurora Behavioral Health Hospital and include programs for adults and adolescents. Facilities offer a comprehensive treatment program based on therapy and education. The medically based programs utilize a team approach to treatment, with a supervising physician, psychologists, counselors, therapists and specially trained nurses. This multi-disciplinary team approach means that the medical, emotional, psychological, social and physical needs of the patient are all addressed in treatment.

                    Facilities offer levels of care that can form a continuum, including detoxification, inpatient, residential, day treatment and outpatient programs, which meet the evolving needs of patients and their families. Based on an initial assessment, each patient is placed into the level of care that is most appropriate for his or her needs. Following assessment, each patient admitted into treatment receives a full medical and social history as well as a physical examination that includes those diagnostic studies ordered by the patient's attending physician. Throughout the course of treatment, each plan is reviewed frequently to ensure that it continues to meet the changing needs of the patient. The length of time spent in treatment is dependent on an individual's needs and can range from several weeks to several months.

SOURCES OF REVENUES

                    During fiscal 1996, approximately 38 percent of the Company's operating revenues from freestanding operations were received from private sources (private health insurers, managed care companies and directly from patients) and the balance from Medicare, Medicaid and other governmental programs.

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

                    Employers, union trusts and other major purchasers of healthcare services have become increasingly aggressive in pursuing cost containment. To the extent that major purchasers are self-insured, they actively negotiate with hospitals, HMOs and PPOs for lower rates. Those major purchasers that are insured or use a third-party administrator expect the insurer or administrator to control claims costs. In addition, many major purchasers of healthcare services are reconsidering the benefits that they provide and in many cases reducing the level of coverage, thereby shifting more of the burden to their employees or members. Such reductions in benefits have had a negative impact on the Company's business.

                    Under the Social Security Amendments Act of 1983, a prospective payment system ("PPS") was adopted to cover routine and ancillary operating costs of most Medicare inpatient hospital services. Under this system, the Secretary of the United States Department of Health and Human Services ("HHS") established fixed payment amounts per discharge based on diagnostic-related groups ("DRGs"). In general, a hospital's payment for Medicare inpatients is limited to the DRG rate and capital costs, regardless of the amount of services provided to the patient or the length of the patient's hospital stay. Under PPS, a hospital may keep any excess of its prospective payment rate over its operating costs incurred in furnishing inpatient services, but is at risk for any operating costs that exceed its payment rate. Qualified providers of alcohol and drug treatment services are paid under PPS. Psychiatric hospitals are exempt from PPS. Inpatient psychiatric units within acute care hospitals are eligible to obtain an exemption from PPS upon satisfaction of specified federal criteria. Exempt hospitals and exempt units within acute care hospitals are subject to limitations on the level of cost or the permissible increase in cost subject to reimbursement under the Medicare program, including those limitations imposed under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"). No assurance can be given that psychiatric services will continue to be eligible for exemption from PPS or that other regulatory or legislative changes will not adversely affect the Company's hospital operations business.

                    The Company's two remaining facilities currently participate in the Medicare program. Of these, one is currently excluded from PPS (TEFRA limits are applicable to this facility). Medicare utilization at those facilities participating in the Medicare program averaged approximately 60 percent in fiscal 1996. The Company does not believe that the imposition of TEFRA limits or PPS has had a material adverse impact on its business at its freestanding facilities or that loss of exclusion from PPS at freestanding facilities would materially impact the Company's business. During fiscal 1996, two of the Company's facilities reflected an increase in Medicare utilization primarily due to their partial hospitalization programs.

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

                    The Medicaid program is a combined federal and state program providing coverage for low income persons. The specific services offered and reimbursement methods vary from state to state. Less than 3 percent of the Company's freestanding facility revenues are derived from the Medicaid program. Accordingly, changes in Medicaid program reimbursement are not expected to have a material adverse impact on the Company's business.

COMPETITION AND PROMOTION

                    The Company's primary competitors are hospitals and hospital management companies (both not-for-profit and investor-owned) that offer programs similar to those of the Company. The Company has faced generally increasing competition in the last few years. Some of the hospitals that compete with the Company are either owned or supported by governmental agencies or are owned by not-for-profit corporations supported by endowments and charitable contributions enabling some of these hospitals to provide a wide range of services regardless of cost effectiveness.

                    Most patients are directed to a specific facility by their employer (or their agent), the employer's insurance company (i.e. managed care companies), a physician, a social services agency or another healthcare provider. The Company markets its services by contracting with these referral sources. The primary competitive factors in attracting referral sources and patients are reputation, success record, cost and quality of care, location and scope of services offered at a facility. The Company believes it is competitive in factors necessary for patient attraction. The Company and its competitors also compete to attract qualified physicians and psychiatrists and other licensed mental health providers.

                    The Company maintains a public relations program designed to increase public awareness of its treatment programs. The Company spent approximately $200,000 and $400,000 for media advertising (television, radio and print) in support of its freestanding operations during fiscal 1996 and 1995, respectively. The forms of media used are specifically tailored to the geographic area in which the public relations efforts are directed.

                              PUBLISHING ACTIVITIES

                    Through March 1994, the Company (under the name CompCare Publishers) was engaged in the publication, distribution and sale of books, pamphlets and brochures generally relating to the Company's healthcare activities. Literature distributed by the Company was sold to the general public and educational institutions. Such literature was also sold to patients participating in programs managed by the Company. The Company did not own or operate the printing facilities used in the publication of its literature.

                    In April 1994, certain assets and rights representing a material portion of the publishing business were sold. CompCare Publishers was operating and distributing the books and material remaining after the sale via a distribution agreement with the buyer that expired on April 30, 1995. The Company liquidated the remaining assets and rights. Publishing activities accounted for less than 1 percent of the Company's operating revenues in fiscal 1995 and 1996.

                             GOVERNMENTAL REGULATION

                    The development and operations of healthcare facilities are subject to compliance with various federal, state and local laws and regulations. Healthcare facilities operated by the Company as well as by hospitals under contract with CCI must comply with the licensing requirements of federal, state and local agencies, with state-mandated rate control initiatives, with state certificate of need and similar laws regulating various aspects of the operation of health facilities (including construction of facilities and initiation of new services), and with the requirements of municipal building codes, health codes and local fire departments. State licensing of facilities is a prerequisite to participation in the Medicare and Medicaid programs. Legislative, regulatory and policy changes by governmental agencies (including reduction of budgets for payments under the Medicare, Medicaid and other state and federal governmental healthcare reimbursement programs) may impact the Company's ability to generate revenue and the utilization of its healthcare facilities.

                    Certain facilities operated by the Company are certified as providers for Medicare and Medicaid services. Both the Medicare and Medicaid programs contain specific physical plant, safety, patient care and other requirements that must be satisfied by healthcare facilities in order to qualify under those programs. The Company believes that the facilities it owns or leases are in substantial compliance with the various Medicare and Medicaid regulatory requirements applicable to them. The requirements for certification under these governmental reimbursement programs are subject to change, and in order to remain qualified for the program, it may be necessary for the Company to effect changes from time to time in its facilities, equipment, personnel and services.

                    Under the Social Security Act, HHS has the authority to impose civil monetary penalties against any participant in the Medicare program that makes claims for payment for services that were not rendered as claimed or were rendered by a person or entity not properly licensed under state law or other false billing practices. The Social Security Act also contains provisions making it a felony for a hospital to make false statements relating to compliance with the Medicare conditions of participation. In addition, the making of false claims for payment by providers participating in the Medicare program is subject to criminal penalty under federal laws relating generally to claims for payment made to the federal government or any agency under the Medicare or Medicaid programs. Civil penalties range from monetary fines that may be levied on a per-violation basis to temporary or permanent exclusion from the Medicare program.

                    Various federal and state laws regulate the relationship between providers of healthcare services and physicians. These laws include the "fraud and abuse" provisions of the Social Security Act, under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for inducement of referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. Violations of the law may result in civil and criminal penalties. Civil penalties range from monetary fines that may be levied on a per-violation basis to temporary or permanent exclusion from the Medicare program.

                    The Company believes that the prohibitions on inducements for referrals are so broadly drafted that they may create liability in connection with a wide variety of business transactions and other hospital-physician relations that have been traditional or commonplace in the healthcare industry. Courts, HHS and officials of the Office of Inspector General have construed broadly the fraud and abuse provisions of the Social Security Act concerning illegal remuneration arrangements and, in so doing, have created uncertainty as to the legality of numerous types of common business and financial relationships between healthcare providers and practitioners. Such relationships often are created to respond to competitive pressures.

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

                    In April 1989, the Inspector General of the Department of HHS issued a report on financial arrangements between physicians and healthcare businesses. The report contained a number of recommendations, including a prohibition of physician referrals to any facilities in which the physician has a financial interest. The original Stark Law (Stark I) passed in 1989 as Sec 6204 of Public Law 101-508 in the Omnibus Budget Reconciliation Act of 1989 ("OBRA 1989") and became effective January 1, 1992. Unless an exception is otherwise available, Stark I forbids a physician from making a referral for which Medicare reimbursement may be made to a clinical laboratory with which such physician has a financial relationship, and prohibits such clinical laboratory from billing for or receiving reimbursement from the Medicare or Medicaid programs on account of such referral. On March 11, 1992, proposed regulations implementing the Stark Amendment were issued. The final Stark I regulations were published by the Health Care Financing Administration on August 14, 1995, and were effective September 14, 1995. The Company believes that it is in compliance with the regulations in all material respects.

                    Additional legislation expanding the Stark Amendment to other physician and healthcare business relationships has been passed as part of the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"). OBRA 1993 broadens the services included within the referral prohibition of Stark I: a physician having a financial relationship with an entity may not make referrals to that entity for "designated health services," which include, in addition to clinical laboratory services, physical therapy services; occupational therapy services; radiology or other diagnostic services; radiation therapy services; durable medical equipment; parenteral and enteral nutrients; equipment and supplies; prosthetics, orthotics and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. This law, Stark II, expanded its application to include Medicaid, as well as Medicare patients, and took effect January 1, 1995, with respect to referrals for the expanded list of designated health services.

                    Numerous exceptions are allowed under the OBRA 1993 of Stark II for financial arrangements that would otherwise trigger the referral prohibition. These provide, under certain conditions, exceptions for relationships involving rental of office space and equipment, employment relationships, personal service arrangements, payments unrelated to designated services, physician recruitment, group practice arrangements with hospitals, and certain isolated transactions. A key element of the exceptions relating to transactions between providers and physicians is that the transaction be at fair market value (not taking into account, of course, the value to the providers of any referrals from the physician). Other technical requirements must also be met, such as the agreement being in writing and having a minimum term of one year. HHS may adopt regulations in the future which expand upon the conditions attached to qualification for these exceptions. Currently Stark II is being actively reconsidered by the House Ways and Means Subcommittee on Health for major amendments to the statute. A "Physician Self-Referral Improvement Act" has been proposed by Congressman Stark. Certain of the Company's relationships with physicians in its contract operations, as well as the Company's development of relationships with physicians, should continue to be evaluated for access to an applicable exception and modified, if necessary, to be in compliance with the law and its exceptions, including any future regulations. During fiscal 1996, the Company's freestanding facility in Texas provided certain documents pertaining to contracts and related payments to several physicians and institutions under subpoena to the Texas Grand Jury. Management believes that the Company has been, and will be, in material compliance; however, the Company is unable to predict at this time what effect, if any, Stark II, and any future regulations implementing its provisions, will have upon its business.

                    National healthcare reform capable of accelerating massive changes in the healthcare marketplace is again under active consideration by the Congress. The focus is on reforming the Medicare and Medicaid programs only, with a move toward managed care and reduced spending. Both the House of Representatives and the Senate have introduced proposals that would transform the Medicaid program into a block-grant program to the states. At this time, it is not possible to determine the exact nature of the proposals, or their legislative outcome, or their likely impact upon institutional providers.

                    In addition, several states are undertaking analysis and legislation designed to modify the financing and delivery of healthcare at the state level. A wide variety of bills and regulations are pending in several states proposing to regulate, control or alter the financing of healthcare costs; however, it is not possible at this time to predict with assurance the effect on the business of the Company, if any, of such bills or regulatory actions.

                                  ACCREDITATION

                    The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") is an independent commission that conducts voluntary accreditation programs with the goal of improving the quality of care provided in healthcare facilities. Generally, hospitals including dedicated units, long-term care facilities and certain other healthcare facilities may apply for JCAHO accreditation. If a hospital under contract with CCI requests a JCAHO survey of its entire facility, the contract program, if a psychiatric or chemical dependency program, will be separately surveyed. After conducting on-site surveys, JCAHO awards accreditation for up to three years to facilities found to be in substantial compliance with JCAHO standards. Accredited facilities are periodically resurveyed. Loss of JCAHO accreditation could adversely affect the hospital's reputation and its ability to obtain third-party reimbursement. All of the Company's freestanding facilities are accredited and the hospitals under contract with CCI have received or have applied for such accreditation.

                    To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, the National Committee for Quality Assurance ("NCQA") has developed in conjunction with the managed care industry, healthcare purchasers, state regulators and consumers, an extensive review and development process. The Standards for Accreditation of Managed Care Organizations used by NCQA reviewers to evaluate a managed care organization address the following areas: quality improvement, utilization management, credentialing, members' rights and responsibilities, preventative care services guidelines, continuity of care, and medical records. These standards validate that a managed care organization is founded on principles of quality and is continuously improving the clinical care and services provided. NCQA also utilizes Health Plan Data and Information Set ("HEDIS"), which is a core set of performance measurements developed to respond to complex but simply defined employer needs as standards for patient and customer satisfaction. Comprehensive Behavioral meets the standards for NCQA accreditation and has adopted HEDIS performance and reporting standards.

                          ADMINISTRATION AND EMPLOYEES

                    The Company's executive and administrative offices are located in Corona del Mar, California, where management controls operations, business development, legal and accounting functions, governmental and statistical reporting, research and treatment program evaluation. As of August 1996, 1995 and 1994, the following persons were assigned to the Company's various operations.

                                                       1996    1995    1994
                                                       ----    ----    ----
             Freestanding facilities................    163     243     326
             Comprehensive Care Integration.........    141     105     104
             Comprehensive Behavioral Care..........    114      74      37
             Corporate and administrative offices...     20      24      32
             Other operations.......................      1       2       2
                                                       ----    ----    ----
                                                        439     448     501
                                                       ====    ====    ====


                   Many of the physicians and psychiatrists who are the medical directors of the Company's contract units, the psychologists serving on treatment teams and the physicians utilizing the facilities operated by the Company were not previously employed by the Company and were treated as independent contractors. As part of the Company's settlement with the Internal Revenue Service, each of these individuals must comply with certain criteria in order to remain classified as an independent contractor. The Company has not encountered any work stoppages due to labor disputes with its employees.

ITEM 2.   PROPERTIES.

             The following table sets forth certain information regarding the properties owned or leased by the Company at May 31, 1996:

                                                                                       OWNED OR       LEASE            MONTHLY
                                 NAME AND LOCATION                                     LEASED(1)      EXPIRES(2)       RENTAL(3)
                                 -----------------                                     ---------      ----------       ---------
       PSYCHIATRIC/CHEMICAL DEPENDENCY FREESTANDING TREATMENT FACILITIES
                CareUnit Hospital (4)............................................         Owned               --            --
                   Fort Worth, Texas
                CareUnit Facility (5)............................................         Owned               --            --
                   Jacksonville Beach, Florida
                CareUnit Hospital (6)(7).........................................         Owned               --            --
                   Cincinnati, Ohio
                EAP Outpatient Clinic (7)........................................        Leased             1997       $ 1,898
                   Cincinnati, Ohio
                Starting Point, Orange County (8)................................         Owned               --            --
                   Costa Mesa, California
                Aurora Behavioral Health Hospital (6)............................         Owned               --            --
                   Aurora, Colorado
       OTHER OPERATING FACILITIES
                Comprehensive Care Integration, Inc.                                     Leased             1998         1,926
                   San Ramon, California (9).....................................
                   Seattle, Washington (10)......................................        Leased             1997         2,766
                   Santa Ana, California (11)....................................        Leased             1997        10,448
                   Pico Rivera, California (12)..................................        Leased             1998         2,100
                CompCare Publishers (13).........................................        Leased             1997         7,991
                   Minneapolis, Minnesota
                Comprehensive Behavioral Care, Inc.
                   Tampa, Florida................................................        Leased             2001        26,597
                   South Bend, Indiana...........................................        Leased             1997         1,149
                   Grand Prairie, Texas..........................................        Leased             2001         7,230
       ADMINISTRATIVE FACILITIES
                Corporate Headquarters...........................................        Leased             2001        13,780
                   Corona del Mar, California
                Data Processing Center (14)......................................        Leased             1997         5,756
                   Riverside, California


- -------
(1) Subject to encumbrances. For information concerning the Company's long-term debt, see Note 10 to the Company's consolidated financial statements contained in this report.

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

(4)      Closed January 1995.  The Company intends to sell this property.

(5) Closed February 1992. The Company is under contract to sell this property.

(6) Encumbered by a lien securing payment of a $2.0 million note due January 9, 1997.

(7) Scheduled to be closed on August 31, 1996. The Company intends to sell or lease this facility.

(8)      Closed November 17, 1995; sold August 12, 1996.

(9) Office closed in July 1996. The Company intends to sublet this property.

(10) Operations closed February 1996. The Company intends to sublease this property.

(11) The Company subleases this property from an independent host hospital and utilizes such space for partial hospitalization services.

(12) Assumed in conjunction with purchase from Alternative Psychiatric Centers (see Note 3-- "Acquisitions and Dispositions"). The Company intends to sublease this property.

(13)     Office/operation sold in April 1994;  Company has sublet this property.

(14)     This lease was converted to month-to-month and will end September 1996.

ITEM 3.   LEGAL PROCEEDINGS.

                 On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgment with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgment as a matter of law, which the court denied in its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. RehabCare filed its first brief to set forth argument on January 29, 1996, the Company filed its brief on March 19, 1996 and RehabCare filed its reply on April 6, 1996. Verbal argument was heard by the District Court in June 1996 and the Company expects to hear a determination in the next six months. Although the Company feels that RehabCare will not prevail in its appeal, the Company has not recognized any gain with relation to the judgment. Any effect from the outcome of this lawsuit will not have a material adverse impact on the Company's results of operations.

                 In July 1994, the Company filed an action in the United States District Court for the District of Oregon (Civil Case No. 94-384 FR) against its former financial advisor, Mr. Leslie Livingston and Livingston & Co., and its former legal counsel, Schwabe, Williamson & Wyatt, to recover advances for services in connection with an uncompleted sale and leaseback to CMP Properties, Inc. On February 15, 1996, the Company settled this dispute for $860,000. This settlement amount was received by the Company during the third quarter of fiscal 1996 and is reflected in the statement of operations as a non-operating gain.

                 On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). The Company settled this dispute on February 13, 1996 for $550,000. This settlement amount was paid by the Company during the third quarter of fiscal 1996 and included obligations under the Tax Sharing Agreement through December 1988. The Company had established a reserve for this settlement in a prior fiscal year and, as a result there was no impact related to this settlement on the Company's statements of operations for fiscal 1996. During fiscal 1996, the Company recorded $0.2 million in connection with its obligations under the Tax Sharing Agreement related to the period 1989 through 1991. This charge is reflected in the Company's fiscal 1996 statements of operations.

                 On December 27, 1995, AGCA, Inc. and Merit Behavioral Care Systems, Inc. filed a lawsuit against a subsidiary of the Company, one of its employees, and other non-related parties. The case, originally filed in Travis County, has been moved to the 101st District Court of Dallas County (Case No. 962970E). On January 29, 1996, AGCA, Inc. also filed a lawsuit against a subsidiary of the Company and one of its employees in the U.S. District Court, Tampa Division (Case No. 95-15768). Both lawsuits seek injunctive relief and the Texas action includes a claim of conspiracy. Plaintiffs have agreed to mediate both the Texas and Florida action on September 3, 1996, in Tampa, Florida. The Company is unable to predict at this time what effect, if any, such lawsuits will have on the Company's financial position, results of operations and cash flows.

                 The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan, Inc. and Behavioral Healthcare Management, Inc. (hereafter collectively referred to as "HMS"). The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. (See Note 17-- "Events Subsequent to the Balance Sheet Date.) In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division, against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. An answer has not yet been interposed and no discovery has commenced. The action, therefore, is in its formative stages and the Company believes it has good and meritorious defenses and that HMS has meritorious claims in its arbitration. The Company believes that it may have claims arising from this transaction against the accountants and legal counsel of HMS as well as HMS's lending bank. These claims are presently being investigated and have not as yet been quantified. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

Other Litigation

                 An involuntary bankruptcy petition filed against the Company was dismissed on March 6, 1995 pursuant to an agreement dated March 3, 1995 between the Company and a representative of the petitioners. Under such agreement the Company has agreed, subject to the conditions therein, to offer to exchange for its outstanding 7 1/2 % Convertible Subordinated Debentures a combination of cash and shares. See Note 2 to the Company's Condensed Consolidated Financial Statements for a discussion of the Company's default in the payment of interest on its 7 1/2 % Convertible Subordinated Debentures and the consequent acceleration of the full principal amount thereof. The foregoing is intended to disclose an event, and does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.

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

                        EXECUTIVE OFFICERS OF THE COMPANY

                    CHRISS W. STREET, age 46. Mr. Street has been employed by the Company since May 1994. Mr. Street was named interim Chief Executive Officer on May 4, 1994 and in June 1994, he was appointed Chief Executive Officer of the Company. Mr. Street was elected as Chairman of the Board of Directors in November 1993. In March 1995, Mr. Street was elected as a director for StreamLogic Corp., formerly known as Micropolis Corporation, where he also serves as Chairman of the compensation committee. In addition, in August 1995, Mr. Street was elected as a director of Nu-Tech Bio Med, Inc. where he also serves on the stock option committee. In January 1996, he joined the Orange County Retirement Board and in June 1996, joined the Board of Directors of Fruehauf Corporation. Mr. Street is founder and sole stockholder of Chriss Street & Company, a firm specializing in investment banking, financial advisory services, securities trading and factoring. Mr. Street commenced operations of Chriss Street & Company in February 1992 and was Managing Director for Seidler-Amdec Securities, Inc. from 1988 to 1992.

                    KERRI RUPPERT, age 37. Ms. Ruppert has been employed by the Company since 1988. In October 1992, she was appointed Vice President and Chief Accounting Officer, and in January 1993, she was elected Secretary of the Company and Treasurer in November 1994. In November 1995, Ms. Ruppert was appointed Senior Vice President and in July 1996, was appointed Chief Financial Officer. She was Vice President and Controller from April 1990 to 1992 and Assistant Corporate Controller from 1988 to 1990. Prior to her employment with the Company, she served in a variety of financial management positions with Maxicare Health Plans, Inc., a publicly owned company, from 1983 to 1988.

                    STUART GHERTNER, Ph.D., age 53. Dr. Ghertner has been a consultant for the Company in various capacities since August 1994. Prior to his appointment as interim Chief Operating Officer in August 1996, Dr. Ghertner was a principal in Behavioral Health Strategies, a privately-owned behavioral healthcare consulting company. He held this position commencing January 1994. From 1991 to 1994, Dr. Ghertner was Chairman, President and Chief Executive Officer of Behavioral Healthcare Options, Inc., a subsidiary of a publicly owned company.

                    RONALD G. HERSCH, Ph.D., age 51. Dr. Hersch has been employed by the Company since August 1994 as President of Comprehensive Behavioral Care, Inc. In November 1995, he was appointed Vice President - Managed Care Division of the Company. Prior to his employment with the Company, he served as a consultant to behavioral managed care organizations, group practices and outcomes measurement companies from 1993 to 1994, and was the Director of Mental Health Product Development for Private Health Care Systems, Inc. from 1991 to 1993.

                    For the fiscal year ended May 31, 1996 and until his resignation on August 14, 1996, Mr. Drew Q. Miller served as Senior Vice President and Chief Operating Officer. As previously reported on Form 8-K dated August 14, 1996, Mr. Miller resigned to pursue entrepreneurial ventures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

                    Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange under the symbol CMP. The following table sets forth the range of high and low sale prices for the Common Stock for the fiscal quarters indicated:


                                                                               PRICE
                                                                               -----
           FISCAL YEAR                                            HIGH                       LOW
           -----------                                            ----                       ---
           1995:
                       First Quarter....................        $ 8 3/4                    $ 2 1/2
                       Second Quarter...................          7 3/4                          5
                       Third Quarter....................          9 3/8                      5 1/4
                       Fourth Quarter...................          8 3/4                          5

                                                                               PRICE
                                                                               -----
           FISCAL YEAR                                            HIGH                       LOW
           -----------                                            ----                       ---

           1996:
                       First Quarter....................        $ 9 1/8                    $ 6 1/8
                       Second Quarter...................          9 5/8                      8 1/8
                       Third Quarter....................         10 1/2                      8 1/4
                       Fourth Quarter...................          9 7/8                      7 1/2


(b) As of July 31, 1996, the Company had 1,781 stockholders of record of Common Stock.

(c) No cash dividend was declared during any quarter of fiscal 1996, 1995 or 1994, a result of the Company's operating losses and restrictions contained in the Company's 7 1/2 % Convertible Subordinated Debentures due 2010. The Company does not expect to resume payment of cash dividends in the foreseeable future. See
               Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

(e) In October 1994, the New York Stock Exchange, Inc. notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to Common Stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates success in "global restructuring" (see Note 2-- "Operating Losses and Liquidity") will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter of fiscal 1995 and first and fourth quarters of fiscal 1996 to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders. No assurance can be given as to the actions that the NYSE may take or that the steps of the restructuring will be successfully completed.

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

                                                                                      YEAR ENDED MAY 31,
                                                                                      ------------------
                                                               1996       1995            1994            1993             1992
                                                               ----       ----            ----            ----             ----
                                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
           Operating revenues ..........................    $ 32,488    $ 29,282        $ 34,277        $ 51,847        $ 59,969

Costs and expenses:
           Direct healthcare operating expenses ........      29,208      31,497          31,875          50,924          38,810
           General and administrative expenses .........       7,632       4,331           5,455           5,754          12,946
           Provision for doubtful accounts .............         934       1,423           1,558           6,187           6,065
           Depreciation and amortization ...............       2,099       1,797           1,762           2,946           2,602
           Write-down of assets ........................          --         741           1,825           3,670          15,986
           Restructuring expenses ......................          94          --              --           2,097             854
           Equity in (earnings) loss of
               unconsolidated affiliates ...............         191          --              --            (384)           (168)
           Other non-recurring expenses ................          --          --              --           3,355           1,298
                                                            --------    --------        --------        --------        --------
                                                              40,158      39,789          42,475          74,549          78,393
                                                            --------    --------        --------        --------        --------
           Loss from operations ........................      (7,670)    (10,507)         (8,198)        (22,702)        (18,424)

Other income/(expenses):
           Gain on the sale of RehabCare stock, net ....          --          --              --          13,114          17,683
           Gain on Sovran settlement, net ..............          --          --              --             584              --
           Non-operating gain ..........................         860          --              --              --              --
           Gain on sale of assets ......................       1,336         836           1,825              --              --
           Loss on sale of assets ......................         (82)       (354)             --            (712)             --
           Interest income .............................         210          38              50              69             336
           Interest expense ............................      (1,374)     (1,366)         (1,228)         (1,759)         (3,908)
                                                            --------    --------        --------        --------        --------

Loss before income taxes ...............................      (6,720)    (11,353)         (7,551)        (11,406)         (4,313)
Provision (benefit) for income taxes ...................      (2,478)        180             301             194             249
                                                            --------    --------        --------        --------        --------
Net loss ...............................................    $ (4,242)   $(11,533)       $ (7,852)       $(11,600)       $ (4,562)
                                                            ========    ========        ========        ========        ========
Loss per common and common equivalent share:
           Net loss ....................................    $  (1.60)   $  (5.11)       $  (3.57)       $  (5.28)       $  (2.08)
                                                            ========    ========        ========        ========        ========
Cash dividends per share ...............................    $     --    $     --        $     --        $     --        $     --
                                                            ========    ========        ========        ========        ========
Weighted average common and common
           equivalent shares outstanding ...............       2,654       2,257           2,199           2,196           2,190


                                                                                    AS OF MAY 31,
                                                                                    -------------
                                                              1996        1995            1994            1993            1992
                                                            --------    --------        --------        --------        --------
BALANCE SHEET DATA:                                                             (DOLLARS IN THOUSANDS)
Working capital(deficit) ...............................    $(20,200)   $(15,342)       $    412        $    438        $ 11,901
Total assets ...........................................      25,118      26,001          33,226          46,968          70,422
Long-term debt .........................................          24       5,077          10,477          10,652          10,375
Long-term debt including current maturities
 and debentures ........................................      12,026      17,900          10,631          12,789          24,113
Stockholders' equity(deficit) ..........................      (6,799)     (4,933)          5,099          12,951          24,441

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     This Annual Report on Form 10-K includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors -- Important Factors Related to Forward-Looking Statements and Associated Risks."

General

                     In response to continuing changes in the behavioral healthcare industry, the Company has made significant changes in its operations, including the divestiture of many freestanding facilities, so that the Company can focus on its managed care and behavioral medicine contract management operations. During fiscal 1996, managed care operations experienced a 134 percent growth in covered lives through internal development and the expansion into new behavioral health managed care markets and products.

                     As a result of the Company's continued net losses, the Company has had difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. During fiscal 1996, the Company has utilized the proceeds from the sale of assets, tax refunds, litigation settlements, and the private placement of debt and equity securities to fund its cash requirements.

                     During the first quarter of fiscal 1996, the Company settled a claim with an insurance carrier for $0.4 million. In addition, the Company sold its operations in Kirkland, Washington in October 1995 and closed its freestanding facility in Costa Mesa, California in November 1995. The closure of these facilities was consistent with the Company's plan for restructuring and eliminated the on-going burden of funding the operating losses of these facilities.

                     During the third quarter of fiscal 1996, the Company settled two pending lawsuits. One settlement resulted in a non-operating gain of $860,000 which was received during the third quarter. The other settlement resulted in the Company paying $550,000 during the third quarter.

                     During the fourth quarter of fiscal 1996, the Company sold its freestanding facility in San Diego, California for $2.0 million and effectuated the exchange of a $1.0 million Secured Conditional Exchangeable Note that had a due date of March 1997, into 132,560 shares of the Company's Common Stock.

Global Restructuring

                     During fiscal 1995, Management developed a "global restructuring" plan intended to address the Company's immediate challenges and to return to a base of profitability for future success. Management has achieved all of the stated objectives in the global restructuring plan except for the restructuring of the Company's financial obligations represented by the Company's 7 1/2 % Convertible Subordinated Debentures (the "Debentures").

                     During the first quarter of fiscal 1996, the Company sold an aggregate of 155,000 shares of Common Stock to four accredited investors in private offerings for an aggregate of $930,000 paid in cash. In addition, during the third quarter of fiscal 1996 there was a sale of an additional 4,000 shares. The proceeds of such sales were used for working capital and other general corporate purposes. During the second quarter of fiscal 1996, the Company received a $9.4 million refund from its fiscal 1995 Federal tax return and issued a Secured Conditional Exchangeable Note for $1.0 million. The exchange of this Note for 132,560 shares of Common Stock occurred in May 1996 (see Note 14-- "Stockholders Equity"). The majority of the proceeds of these items have been used for working capital purposes. Remaining proceeds will be applied to the exchange offer to the holders of Debentures.

                     Although the Company is seeking to restructure its obligations under the Debentures, the Company is currently in default as a result of the Company's failure to make scheduled payments of interest (see Note 10-- "Long-Term Debt and Short-Term Borrowings").

                     During the fourth quarter of fiscal 1995, the Company entered into a letter of agreement with a representative of holders of the Debentures. The agreement provides, among other things, that the Company provide an opportunity to holders of the Debentures to tender their Debentures to the Company pursuant to an exchange offer to be made by the Company to the holders of the Debentures. Although the Company has filed documents for an exchange offer with the Securities and Exchange Commission, there can be no assurance that the exchange offer will be successfully completed. In connection with the offer, the Company is seeking to obtain a recession of the Debenture acceleration from the holders of a majority in principal amount of the Debentures. Due to the longer than anticipated time frame for implementing the exchange offer, the Company may, among other things, adjust the terms of the exchange offer. Failure to consummate the Debenture exchange offer may result in the Company considering alternative actions including filing for voluntary protection from creditors. The foregoing is intended to disclose events, and does not constitute an offer to the holders of the Debentures.

RESULTS OF OPERATIONS - FISCAL 1996 (COMPARED WITH FISCAL 1995)

                     The Company incurred a loss of approximately $4.2 million or $1.60 loss per share for the fiscal year ended May 31, 1996, which was an improvement of $7.3 million or $3.51 per share compared to the $11.5 million or $5.11 loss per share in the prior year.

                     During fiscal 1996, operating revenues increased $3.2 million or 11 percent from fiscal 1995, primarily as a result of an increase in managed care revenues. The increase in managed care revenues of $10.5 million or 192 percent during fiscal 1996 was partially offset by a decline in freestanding operations revenues of $7.5 million or 41 percent. The decline in revenues from freestanding operations is primarily due to the planned closure and sale of facilities during fiscal 1995 and 1996. In addition, revenues for contract operations increased by 5 percent during fiscal 1996 as compared to the prior year.

                     Operating expenses decreased by $2.0 million during fiscal 1996 to $29.5 million as compared to $31.5 million for fiscal 1995. The decrease in operating expenses experienced by freestanding facilities of $8.9 million or 45 percent was offset by an 84 percent or $6.0 million increase in managed care operating expenses. General and administrative expenses increased by $3.3 million, primarily as a result of an increase in managed care expenses of $2.0 million, and an increase of $1.5 million in corporate overhead expenses. Included in corporate overhead expenses is a $0.5 million fee related to the Company's 1995 Federal tax refund (see Note 12-- "Income Taxes"), $0.2 million related to a legal settlement, and $0.8 million in legal fees.

                     In fiscal 1996, the Company recorded $0.2 million for the equity in the loss of unconsolidated joint ventures (see Note 7-- "Investments in Unconsolidated Accounting") and $0.1 million in restructuring charges. The restructuring charges during fiscal 1996 are related to the planned closure of the Company's freestanding facility in Cincinnati, Ohio. Bad debt expense declined by $0.5 million or 34 percent in fiscal 1996 as compared to the prior year. The decline in bad debt is the result of the significant decline in hospital operations, which was partially offset by an increase in bad debt expense attributable to behavioral medicine contract operations.

                     In fiscal 1996, depreciation and amortization expense increased by $0.3 million or 17 percent compared to the prior year. The decline of depreciation expense as the Company continues to implement its plan for the disposal and sale of freestanding facilities was offset during fiscal 1996 by the write-off of $0.8 million in goodwill. The Company determined that its long-lived asset was impaired due to the intended closure of its freestanding facility in Cincinnati, Ohio and the sale of the facility in Costa Mesa, California.

                     Included in other income/(expense), is a gain on sale of assets of $1.3 million, of which $0.3 million is related to the sale of the Company's freestanding facility in San Diego, California, and $1.0 million is related to the sale of operations in Kirkland, Washington. In fiscal 1996 and 1995, the Company reported a loss on the sale of assets of $0.1 million and $0.3 million, respectively. Fiscal 1996 also includes a $0.9 million non-operating gain related to a legal settlement (see Note 15-- "Commitments and Contingencies"). Interest income increased during fiscal 1996 by $0.2 million compared to the prior year while interest expense remained constant.

                     Included in the Company's provision for income taxes is an income tax benefit of $2.6 million related to the carryback of fiscal 1995 losses defined under Section 172(f) (see Note12-- "Income Taxes"). The Company is currently under audit by the IRS related to its 1995 Federal tax return and the amended returns for prior years.

                     The Company's current assets increased by $2.0 million or 24 percent during fiscal 1996 to $9.9 million from $8.0 million in fiscal 1995. This increase is primarily due to an increase in the Company's cash position of $2.9 million and the classification of one freestanding facility under contract to be sold as current assets held for sale. During fiscal 1996, the Company's freestanding facility in Costa Mesa, California was closed due to poor performance and the Company sold the operations of another. In addition, the Company has announced the intended closure of its facility in Cincinnati, Ohio. This facility has been classified with non-current assets held for sale at May 31, 1996. At May 31, 1996, other non-current assets held for sale includes three properties that are expected to be sold in the next fiscal year. One facility has been sold; subsequent to May 31, 1996, however, since the sale is pursuant to a long-term, highly-leveraged contract and the proceeds are not contractually due within one year, the property is classified as non-current assets held for sale at May 31, 1996. The contracts for the sale of the remaining two facilities have not been fully negotiated. The Company's lease ended at its Kirkland, Washington facility in October 1995 and, as a result, this operation was sold (see Note 3-- "Acquisitions and Dispositions"). At May 31, 1996, other receivables decreased by $1.3 million or 47% from the prior year. Other receivables as of May 31, 1996 includes $1.4 million which is related to the Company's 1995 Federal tax refund (see Note 12-- "Income Taxes"). Included in other receivables of May 31, 1995 was a note receivable of $2,750,000 related to the sale of the Company's facility in Sacramento, California. This note was paid in full in July 1995. In addition, intangible assets decreased by $0.9 million to $0.7 million at May 31, 1996 as compared to $1.6 million at May 31, 1995. This decline is due to the write-off of goodwill during fiscal 1996 (see Note 16-- "Fourth Quarter Results for Fiscal 1996").

                     The Company's current liabilities increased during fiscal 1996 by $6.7 million to $30.1 million from $23.4 million in fiscal 1995. This increase is primarily due to the liability related to the Company's 1995 Federal tax refund being reclassified from a non-current to a current liability. Included in current liabilities is long-term debt in default which represents the $9.5 million of Debentures. The Debentures were previously classified as long-term debt, however, the Company did not make its payment of interest on the Debentures when such payment was scheduled (see Note 10-- "Long Term Debt and Short-Term Borrowings"), and, as a result, the Debentures are in default and the holders have accelerated the entire principal amount. The Company has agreed to use best efforts to provide an opportunity to holders of the Debentures to tender their Debentures pursuant to an exchange offer to be made by the Company to the holders of the Debentures. Failure to consummate the Debenture exchange offer or to rescind acceleration of the Debentures when contemplated may result in the Company's considering alternative actions including filing for voluntary protection from creditors. Included in current maturities of long-term debt is approximately $2.0 million related to the Company's Secured Convertible Note due January 1997.

                     Long-term debt as of May 31, 1996, declined by $5.1 million or 99 percent from the prior fiscal year. This decline is attributable to the $2.0 million Secured Convertible Note, which has been classified as current as of May 31, 1996, and the payment of the outstanding balance due for the IRS settlement (see Note 10-- "Long-Term Debt and Short-Term Borrowings"). Other non-current liabilities decreased in fiscal 1996 by $0.8 million or 50 percent to $0.7 million from $1.5 million in fiscal 1995. This decline is predominantly attributable to the legal settlements which were resolved during the third quarter of fiscal 1996 (see Note 15-- "Commitments and Contingencies"). Minority interests at May 31, 1996, represent the investment by PCA in Comprehensive Behavioral (see Note 14-- "Stockholders' Equity").

Managed Care Operations

                     During fiscal 1996, the number of covered lives increased by 134 percent from fiscal 1995. This increase is primarily attributable to new contracts added during fiscal 1996 and growth in existing contracts in South Florida. Of this increase, covered lives for existing contracts experienced a 26 percent increase. The remaining growth, 441,000 lives, relates to new contracts added in South Florida, Texas, and new contracts for Medicaid in Puerto Rico. Comprehensive Behavioral attempts to distinguish itself from its competition by endeavoring to be a "science-based" provider of care and manages all clinical programs based upon what management believes are proven treatment technologies.

                     The following table reflects covered lives by major product provided:

                                                                                     YEAR ENDED MAY 31,
                                                                                     ------------------
                                                                          1996                1995                 1994
                                                                          ----                ----                 ----
                   Carve-out (capitated)...........................       949,341             357,275             175,707
                   Blended products................................         4,579               4,491               3,334
                   EAP services....................................        83,493              81,180              28,524
                                                                        ---------             -------             -------
                        Total covered lives........................     1,037,413             442,946             207,565
                                                                        =========             =======             =======


                     Comprehensive Behavioral contracts with a variety of sources on a capitated basis. The Company attempts to control its risk by entering into contractual relationships with healthcare providers, including hospitals and physician groups on a sub-capitated, discounted fee-for-service or per case basis. The Company's contracts typically exclude capitation risk for chronic care patients. During fiscal 1996, Comprehensive Behavioral provided services under capitated arrangements for commercial, Medicare and Medicaid in South Florida, commercial and Medicaid in Puerto Rico, Medicaid in Texas and commercial in Indiana.

                     In fiscal 1996, operating revenue increased $10.5 million or 192 percent from fiscal 1995, which is attributable to new contracts added during the fiscal year. Operating expenses increased by $6.0 million to $13.2 million or by 84 percent in fiscal 1996, which is primarily a result of an increase in the costs associated with the expansion, development, and implementation of new contracts in multiple states. General and administrative expenses increased to $2.1 million for fiscal 1996 versus $0.1 million in fiscal 1995. In fiscal 1995, managed care operations reported $0.1 million for general and administrative expenses. Also, fiscal 1995 results include a one-time legal settlement of $0.2 million. The increase in operating revenue during fiscal 1996 provided a decrease in Comprehensive Behavioral's net operating loss to $1.3 million, an improvement of 58 percent or $1.8 million from fiscal 1995.

Contract Operations

                     During fiscal 1996, patient days of service under CCI contracts declined by approximately 45 percent from 29,082 patient days to 15,875 patient days. Although CCI opened seven new units during fiscal 1996, only one provides inpatient services. Of the seven units closed during fiscal 1996, six of the seven provided inpatient services. As a result, the decline in patient days is attributable to the units closed during fiscal 1996, a decline in length of stay and increased influence of managed care. Of the units closed, two contracts were terminated by CCI for poor operating performance. The remaining five closures were terminated by the contracting hospitals upon expiration of their term. The Company believes that these non-renewals were influenced primarily by increased competition and changes in reimbursement patterns by third-party payors. During fiscal 1996, CCI opened seven contracts, of which three were partial hospitalization programs. During fiscal 1996, CCI's operating revenue increased by $0.3 million or 5 percent while operating expenses increased by $1.1 million or 26 percent from the prior year, resulting in a decrease in net operating income of $1.5 million from the prior year. The increase in operating expenses is primarily attributable to the increase in overhead and marketing and the costs associated with the seven units added during fiscal 1996. Traditionally, marketing and start-up costs for new programs average approximately $25,000 to $35,000 per unit.

                     The following table sets forth quarterly utilization data on a "same store" basis ("same store", i.e., those operational during both fiscal years):


                                                                                    Same Store Utilization
                                                                                    ----------------------
                                                                         Fiscal 1996                       Fiscal 1995
                                                                         -----------                       -----------
                                                             4th      3rd      2nd      1st      4th       3rd      2nd     1st
                                                             Qtr.     Qtr.     Qtr.     Qtr.     Qtr.      Qtr.     Qtr.    Qtr.
                                                             ----     ----     ----    -----     ----      ----     ----    ----
Admissions...............................................     447      396      423      467     485       404      454      477
Average length of stay...................................     5.0      5.2      5.6      6.0     5.8       6.7      7.5      6.9
Patient days.............................................   2,218    2,045    2,359    2,799   2,818     2,700    3,397    3,285
Average occupancy rate...................................      31%      29%      33%      39%     39%       38%      48%      46%


                    Units which were operational for both fiscal years experienced a 5 percent decrease in admissions which, when combined with the decrease in length of stay, resulted in a 23 percent decline in utilization to 9,421 patient days. Average net revenue per patient day at these units increased by $5 due to contract rate increases at the operating units. Net inpatient operating revenues decreased to $1.0 million due to a decline in admissions and average length of stay. An additional $0.5 million was generated by units closed during the fiscal year. During fiscal 1996, overall outpatient revenues decreased 23 percent due to the closure of two significant outpatient units which closed during the first quarter of fiscal 1996. In addition, partial hospitalization programs contributed 42 percent of total revenue during fiscal 1996. During fiscal 1996, CCI expanded its partial, day treatment and outpatient services, resulting in a shift in revenues.

                    The following table illustrates the revenues in outpatient and daycare programs offered by four contract units on a "same store" basis:


                                                               Net Outpatient/Daycare Revenues
                                                               -------------------------------
                                                                    (Dollars in thousands)

                                                   Fiscal 1996                                 Fiscal 1995
                                       ------------------------------------             ------------------------
                                4th        3rd         2nd         1st         4th         3rd         2nd         1st
                                Qtr.       Qtr.        Qtr.        Qtr.        Qtr.        Qtr.        Qtr.        Qtr.
                                ----       ----        ----        -----       ----        ----        ----        ----
Facilities offering                4           4           4           4           4           4           4           4
Net outpatient/daycare
   revenues                     $107        $ 87        $ 83        $117        $ 97        $ 82        $ 82        $ 74
% of total "same store"
   net operating revenues          7%          7%          6%          8%          6%          7%          7%          6%


                    For units operational in both fiscal years, operating expenses increased 4 percent, which, combined with the decrease in inpatient and outpatient operating revenues, caused operating income at the unit level to decrease 44 percent from fiscal 1995. Consequently, overall unit operating income decreased to $0.3 million in fiscal 1996 from $ 0.5 million in fiscal 1995.

Freestanding Operations

                    Admissions in fiscal 1996 declined overall by 1,697 to 1,632 from 3,329 in fiscal 1995, an overall decline of 51 percent. Of this decline, 1,639 fewer admissions were attributable to facilities which were closed or under contract to be sold as of May 31, 1996. The Company sold the operations of one facility and closed another during fiscal 1996 due to poor performance. The remaining facilities ("same store") experienced a decrease in admissions and a 44 percent decline in length of stay to five days, resulting in 45 percent fewer patient days than the prior fiscal year. The following table sets forth selected quarterly utilization data on a "same store" basis:

                                                                       Same Store Utilization
                                                                       ----------------------
                                                 Fiscal 1996                                     Fiscal 1995
                                     -------------------------------------                  ------------------------
                              4th          3rd          2nd         1st         4th           3rd           2nd         1st
                              Qtr.         Qtr.         Qtr.        Qtr.        Qtr.          Qtr.          Qtr.        Qtr.
                              ----         ----         ----        -----       ----          ----          ----        ----
Admissions                     331          375          282          278          326          340          318          340
Average length of stay           5            5            5            6            6            9           11           10
Patient days                 1,803        1,743        1,444        1,540        1,886        2,962        3,545        3,548
Average occupancy rate          37%          22%          18%          20%          25%          39%          47%          47%


                    Overall operating revenue per patient day increased by 79 percent to $1,148 in fiscal 1996 from fiscal 1995 and overall patient days declined 66 percent to 9,361, resulting in a decrease of approximately $7.5 million, or 41 percent, in operating revenues. In addition to the decrease caused by the sale and/or closure of hospitals, the Company believes that the increasing role of HMOs, reduced benefits from employers and indemnity companies, a greater number of competitive beds and a shifting to outpatient programs are responsible for this decline in patient days. In response to these factors the Company accelerated the development of effective, lower cost outpatient, daycare, and partial hospitalization programs in conjunction with its freestanding facilities, and shifted its marketing activities toward developing relationships and contracts with managed care and other organizations which pay for or broker such services.

                    Overall operating expenses declined by $8.9 million or 45 percent to $10.9 million in fiscal 1996 from $19.8 million in fiscal 1995. This decline is primarily attributable to the sale and/or closure of facilities during fiscal 1996. Fiscal 1995 includes a one-time legal expense related to the Company's freestanding facility in Aurora, Colorado of $0.2 million. In addition, the provision for bad debts declined by $0.6 million or 50 percent. General and administrative expenses declined by $0.6 million, of which $0.4 million is due to a favorable legal settlement in the first quarter of fiscal 1996.

                    Included in the fiscal 1996 results is a restructuring charge of $0.1 million related to the Company's planned closure of its freestanding facility in Cincinnati, Ohio. The components of this charge are predominantly severance to hospital employees. Closure of this facility is consistent with the Company's global restructuring plans and will eliminate the funding of operating losses and cash flow deficits required by this facility. The Company recorded no write-downs during fiscal 1996 and a write-down of $0.7 million in fiscal 1995 due to an impairment of net realizable value. In addition, the Company recorded a gain on the sale of assets during fiscal 1996 and 1995 of $1.3 million and $0.8 million, respectively. Included in the gain on sale of assets for fiscal 1996 is the sale of operations in Kirkland, Washington and the sale of the facility in San Diego, California.

                    The following table illustrates the revenues in outpatient, daycare and partial hospitalization programs offered by the freestanding facilities on a "same store" basis:

                                                                     Net Outpatient/Daycare Revenues
                                                                         (Dollars in thousands)
                                                     Fiscal 1996                                    Fiscal 1995
                                         ------------------------------------                 ------------------------
                                  4th           3rd           2nd           1st       4th        3rd           2nd        1st
                                  Qtr.          Qtr.          Qtr.          Qtr.      Qtr.       Qtr.          Qtr.       Qtr.
                                  ----          ----          ----         -----      ----       ----          ----       ----
Facilities offering                  2             2             2             2          2          2             2           2
Net outpatient/daycare
   revenues                     $1,131        $1,295        $1,072        $1,096     $1,179     $  608        $  750      $1,005
% of total "same store"
   net operating revenues           58%           65%           65%           63%        69%        40%           42%         54%


RESULTS OF OPERATIONS  - FISCAL 1995 (COMPARED WITH FISCAL 1994)

                    The Company incurred a loss of approximately $11.5 million or $5.11 per share for the fiscal year ended May 31, 1995, which was a deterioration of $3.6 million or $1.54 per share more than the $7.9 million or $3.57 loss per share in the prior year.

                    During fiscal 1995, operating revenues declined $5.0 million or 15 percent from fiscal 1994, primarily as a result of the closure of two freestanding facilities during fiscal 1995 and the continued decline in census experienced by the remaining freestanding operations. The decline in the freestanding operations revenue during fiscal 1995 of $6.0 million or 25 percent was partially offset by an increase in managed care revenues. Managed care revenues increased by $2.1 million or 65 percent during fiscal 1995 as compared to the prior year.

                    Operating expenses decreased slightly during fiscal 1995. The decrease in operating expenses experienced by freestanding facilities of $1.5 million or 7 percent was offset by a 47 percent or $2.2 million increase in managed care operating expenses. General and administrative expenses declined by $1.1 million or 20 percent primarily as a result of management's continued efforts to reduce corporate overhead expenses. Included in fiscal 1995 general and administrative expenses is approximately $1.0 million in legal fees. During fiscal 1995, the Company relocated its corporate headquarters from Missouri to Southern California. The Company estimates that this relocation, and the consolidation of administrative offices, eliminated a portion of ongoing corporate burden, which is estimated to be $1.2 million during fiscal 1995 and 1996. During fiscal 1995, the Company recorded a loss on the write-down of assets held for sale of $0.7 million.

                    Other income/(expense) in fiscal 1995, includes a gain on sale of assets of $0.8 million which was partially offset by a loss on the sale of assets of $0.4 million. Interest expense increased by $0.1 million or 11 percent primarily as a result of the addition of interest related to the Secured Convertible Note of $2.0 million and the IRS Offer in Compromise originally for $5.0 million, (see Note 10-- "Long-Term Debt and Short-Term Borrowings"), both of which were added during fiscal 1995.

                    The Company's provision for income taxes declined by $0.1 million or 40 percent in fiscal 1995. This decline was primarily a result of the decrease in state income and franchise taxes payable as the Company withdrew from states in which it was no longer doing business and the dissolution of corporate entities no longer operating or whose operations have been sold or dissolved in prior years.

                    The Company's current assets decreased by $7.1 million or 47 percent during fiscal 1995 to $8.0 million from $15.1 million in fiscal 1994. This decrease was primarily due to the sale during fiscal 1995 of two freestanding facilities and another property, and the write-off of an additional property, which was classified as current assets held for sale as of May 31, 1994 for approximately $5.4 million and the use of cash proceeds to fund operating losses. During fiscal 1995, the Company's freestanding facility in Fort Worth, Texas was closed due to poor performance. This facility had been classified with non-current assets held for sale at May 31, 1995. Other non-current assets held for sale included two additional properties which were expected to be sold in fiscal 1996, however, contracts for sale had not been fully negotiated as of May 31, 1995. In addition, the Company's lease ended at its Grand Rapids, Michigan facility. These operations were moved to another location in April 1995 (see Note 3-- "Acquisitions and Dispositions").

                    The Company's current liabilities increased during fiscal 1995 by $8.7 million or 59 percent to $23.4 million from $14.7 million in fiscal 1994. Included in current liabilities was long-term debt in default which represents the $9.5 million principal amount of Debentures. The Debentures were previously classified as long-term debt, however, the Company did not make its payment of interest on the Debentures when such payment was scheduled (see Note 10-- "Long-Term Debt and Short-Term Borrowings"), and, as a result, the Debentures are in default and the holders have accelerated the entire principal amount. Included in current maturities of long-term debt was $2.7 million related to the Company's obligation pursuant to its settlement agreement with the IRS. Income taxes payable declined by $0.4 million during fiscal 1995 as a result of the Company's payment to the IRS related to Alternative Minimum Tax ("AMT").

                    Long-term debt declined by $5.4 million or 51 percent in fiscal 1995 from the prior fiscal year. This decline was attributable to the $9.5 million in Debentures which had been classified as current as of May 31, 1995, offset by the addition of the Secured Convertible Note and IRS Settlement (see Note 10-- "Long-Term Debt and Short-Term Borrowings"). Other non-current liabilities decreased in fiscal 1995 by $1.5 million or 50 percent to $1.5 million from $3.0 million in fiscal 1994. This decline was attributable to the IRS Settlement which was reclassified as long-term debt during fiscal 1995. Minority interests at May 31, 1995, represented the investment by PCA in Comprehensive Behavioral (see Note 14-- "Stockholders' Equity").

Managed Care Operations

                    During fiscal 1995, the number of covered lives increased by 113 percent from fiscal 1994. This increase was primarily attributable to new contracts added during fiscal 1995 and the additional lives related to the American Mental Health Care, Inc. ("AMH") one-year management contract with an option to acquire AMH for Common Stock (see Note 3-- "Acquisitions and Dispositions").

                    The following table reflects covered lives by major product provided:

                                                                                               YEAR ENDED MAY 31,
                                                                                        1995                       1994
                                                                                        ----                       ----
             Carve-out (capitated)...........................................          357,275                    175,707
             Blended products................................................            4,491                      3,334
             EAP services....................................................           81,180                     28,524
                                                                                       -------                    -------
                  Total covered lives........................................          442,946                    207,565
                                                                                       =======                    =======


                     In fiscal 1995, operating revenue increased $2.2 million or 65 percent from fiscal 1994, which was attributable to new contracts added during fiscal 1995. In addition, during fiscal 1994, Comprehensive Behavioral was in its growth stage and still considered a start-up venture. Operating expenses increased by $2.4 million to $7.2 million or 51 percent in fiscal 1995, which was primarily a result of restructuring that occurred during fiscal 1995, and an increase in the costs associated with the expansion and development of new contracts. Also, fiscal 1995 results include a one-time legal settlement of $0.2 million. Although Comprehensive Behavioral experienced an increase in operating revenue during fiscal 1995, it was more than offset by the increase in total operating expenses resulting in a net operating loss of $2.1 million, an increase in Comprehensive Behavioral's net operating loss of 10 percent or $0.2 million from fiscal 1994.

Contract Operations

                     During fiscal 1995, patient days of service under CCI contracts declined by approximately 26 percent from 39,103 patient days to 29,082 patient days. This decline was attributable to the five units that were closed during fiscal 1995, a decline in length of stay and increased influence of managed care. Of the units closed, one contract was terminated by CCI for poor operating performance. The remaining four contracts were terminated by the contracting hospitals upon expiration of their respective terms. The Company believes that these non-renewals were influenced primarily by increased competition and changes in reimbursement patterns by third-party payors. During fiscal 1995, CCI opened seven new contracts, of which three were partial hospitalization programs. During fiscal 1995, CCI's operating revenue declined by $0.1 million or 2 percent while operating expenses increased by 10 percent from the prior year resulting in a decrease in net operating income of $0.7 million from the prior year. The increase in operating expenses was primarily attributable to the increased costs associated with the seven units added during fiscal 1995. Traditionally, marketing and start-up costs for new programs average approximately $25,000 per unit.

                     The following table sets forth quarterly utilization data on a "same store" basis ("same store," i.e., those operational during both fiscal years):

                                                                  Same Store Utilization
                              ---------------------------------------------------------------------------------------------
                                                 Fiscal 1995                                    Fiscal 1994
                                     -------------------------------------                ------------------------
                              4th         3rd          2nd           1st         4th          3rd          2nd         1st
                              Qtr.        Qtr.         Qtr.          Qtr.        Qtr.         Qtr.         Qtr.        Qtr.
                              ----        ----         ----         -----        ----         ----         ----        ----
Admissions                     715          647          706          721          708          629          618          625
Average length of stay         7.3          8.0          8.3          8.0          8.6          8.4          8.9         10.1
Patient days                 5,232        5,181        5,872        5,738        6,054        5,256        5,476        6,284
Average occupancy rate          45%          46%          51%          49%          55%          51%          54%          61%


                    Units which were operational for both fiscal years experienced an 8 percent increase in admissions which, when offset by the decrease in length of stay, resulted in a 5 percent decline in utilization to 22,023 patient days. Since average net revenue per patient day at these units increased by $6, net inpatient operating revenues increased slightly to $2.4 million. An additional $0.7 million was generated by units closed during the fiscal year. During fiscal 1995, outpatient revenues increased 21 percent in fiscal 1995. This increase was primarily attributable to one unit's increase in utilization, which was twice the prior year. In addition, partial hospitalization programs contributed 10 percent of total revenue during fiscal 1995.

                    The following table illustrates the revenues in outpatient and daycare programs offered by nine contract units on a "same store" basis:

                                                               Net Outpatient/Daycare Revenues
                                                                  (Dollars in thousands)
                                                   Fiscal 1995                               Fiscal 1994
                                       ------------------------------------            ------------------------
                                4th         3rd         2nd         1st        4th          3rd         2nd        1st
                                Qtr.        Qtr.        Qtr.        Qtr.       Qtr.         Qtr.        Qtr.       Qtr.
                                ----        ----        ----       -----       ----         ----        ----       ----
Facilities offering                9           9           9           9           9           9           9           9
Net outpatient/daycare
   revenues                     $344        $327        $323        $285        $287        $274        $232        $245
% of total "same store"
   net operating revenues         22%         27%         26%         22%         21%         22%         18%         17%


                    For units operational in both fiscal years, operating expenses increased 2 percent, which, combined with the increase in inpatient and outpatient operating revenues, caused operating income at the unit level to increase 24 percent from fiscal 1994. Consequently, overall unit operating income increased to $0.9 million in fiscal 1995 from $0.7 million in fiscal 1994.

Freestanding Operations

                    Admissions in fiscal 1995 declined overall by 587 to 3,329 from 3,916 in fiscal 1994, an overall decline of 15 percent. Of this decline, 616 fewer admissions were attributable to facilities which were closed or under contract to be sold as of May 31, 1995. The Company closed one facility during fiscal 1995 due to poor performance. In addition, the Company's lease for its facility in Grand Rapids, Michigan ended in April 1995. The remaining facilities ("same store") experienced a slight increase in admissions and a 16 percent decline in length of stay to 8.4 days, resulting in 16 percent fewer patient days than the prior fiscal year. The following table sets forth selected quarterly utilization data on a "same store" basis:

                                                                  Same Store Utilization
                                                 Fiscal 1995                                  Fiscal 1994
                                     -------------------------------------              ------------------------
                              4th          3rd          2nd          1st          4th          3rd         2nd           1st
                              Qtr.         Qtr.         Qtr.         Qtr.         Qtr.         Qtr.        Qtr.          Qtr.
                              ----         ----         ----        -----         ----         ----        ----          ----
Admissions                     584          578          561          586          567          568          571          574
Average length of stay           6            8           10            9           10           10           10           11
Patient days                 3,708        4,705        5,395        5,557        5,524        5,711        5,743        6,135
Average occupancy rate          17%          22%          25%          26%          25%          27%          27%          28%


                    Overall operating revenue per patient day increased by 3 percent to $639 in fiscal 1995 from fiscal 1994 and overall patient days declined 28 percent to 27,774, resulting in a decrease of approximately $6.1 million, or 25 percent, in operating revenues. During fiscal 1995, the Company closed two freestanding facilities, one of which was due to poor performance. The other closed due to the termination of lease. In addition to the decrease caused by the sale and/or closure of hospitals, the Company believes that the increasing role of HMOs, reduced benefits from employers and indemnity companies, a greater number of competitive beds and a shifting to outpatient programs are responsible for this decline in patient days. In response to these factors the Company accelerated the development of effective, lower cost outpatient, daycare, and partial hospitalization programs in conjunction with its freestanding facilities, and shifted its marketing activities toward developing relationships and contracts with managed care and other organizations which pay for or broker such services.

                    Overall operating expenses declined by $1.7 million or 8 percent to $19.5 million in fiscal 1995 from $21.2 million in fiscal 1994. This decline was primarily attributable to the facility closures during fiscal 1995. Fiscal 1995 includes a one-time legal expense related to the Company's freestanding facility in Aurora, Colorado of $0.2 million. In addition, the provision for bad debts declined by $0.2 million or 16 percent. General and administrative expenses declined by $0.2 or 62 percent as the Company continued to reduce its overhead expenses.

                    The following table illustrates the revenues in outpatient, daycare and partial hospitalization programs offered by the freestanding facilities on a "same store" basis:

                                                                 Net Outpatient/Daycare Revenues
                                                                    (Dollars in thousands)
                                                   Fiscal 1995                                  Fiscal 1994
                                       ------------------------------------               ------------------------
                                 4th           3rd         2nd          1st          4th         3rd          2nd           1st
                                 Qtr.          Qtr.        Qtr.         Qtr.         Qtr.        Qtr.         Qtr.          Qtr.
                                 ----          ----        ----        -----         ----        ----         ----          ----
Facilities offering                  5           5             5             5           5           5             5           5
Net outpatient/daycare
   revenues                     $2,133      $1,652        $1,804        $2,352      $2,401      $2,135        $1,744      $1,723
% of total "same store"
   net operating revenues           61%         52%           51%           60%         56%         55%           47%         46%


                    The Company recorded a write-down during fiscal 1995 of $0.7 million and recorded $1.8 million during fiscal 1994 for one operating facility due to an impairment of its net realizable value. For fiscal years 1993 and prior, asset write-downs included the estimated future operating losses, selling costs and carrying costs of such closed facilities for closed operations until the estimated disposition date. To the extent that actual costs and time required to dispose of the facilities differ from these estimates, adjustments to the amount written down may be required. Losses and carrying costs of such facilities are charged back directly to the carrying values of the respective assets held for sale. Because chemical dependency treatment facilities are special purpose structures, their resale value is negatively affected by the oversupply of beds resulting from the diminished demand for inpatient treatment experienced throughout the industry. Three facilities closed in the fourth quarter of fiscal 1993 were sold during fiscal 1994. The Company sold two facilities during fiscal 1995, of which one was closed in fiscal 1993, and the other in a prior fiscal year. As of May 31, 1995, the Company had three facilities listed for sale, of which one was closed in fiscal 1995, and the other two in prior fiscal years. These facilities were designated for disposition because of their weak market positions relative to competitors and limited prospects for generating an acceptable return on investment as an operating property.

LIQUIDITY AND CAPITAL RESOURCES

                    The Company reported a net loss of $4.2 million for the year ended May 31, 1996 and has reported net losses in each of the five preceding fiscal years aggregating an additional $51.6 million. As a result, the Company has an accumulated deficit of $50.8 million and a total stockholders' deficiency of $6.8 million as of May 31, 1996. Additionally, the Company's current assets at May 31, 1996 amounted to approximately $9.9 million and current liabilities were approximately $30.1 million, resulting in a working capital deficiency of approximately $20.2 million and a negative current ratio of 1:3.3.

                    The Company generated $4.4 million from its operating activities, an additional $1.3 million from its investing activities, and utilized $2.8 million in its financing activities during fiscal 1996. Included in the Company's funds provided from its investing activities are the proceeds from the sale of property and equipment in the amount of $2.1 million which was partially offset by the additions to property and equipment of $0.8 million. These proceeds from the sale of the Company's freestanding facility in San Diego, California will be utilized to fund the Company's operating deficit. In addition, the Company utilized $2.3 million of proceeds from the sale of Common Stock in private offerings and $1.0 million in borrowings from banks and other lenders to assist with funding the deficit from operations and repaid $4.6 million of debt and $1.6 million to banks and other lenders (including the IRS payroll tax settlement and Secured Conditional Exchangeable Note).

                    Included in operating activities for fiscal 1996 is a gain on sale of assets of $1.1 million and gain on property held for sale of $0.3 million. The gain on sale of assets includes the sale of operations in Kirkland, Washington and the gain on property held for sale represents the freestanding facility in San Diego, California, which was sold in May 1996. There was a decline in the provision for doubtful accounts of $0.5 million to $0.9 million compared to the prior fiscal year. Accounts receivable as of May 31, 1996, declined by $0.8 million to $2.5 million as compared to the prior year. In addition, there was a decline in other receivables of $1.3 million. This decline is related to payment received of $2.75 million in July 1995 related to the note receivable from the sale of Starting Point, Oak Avenue, which was offset by the addition during fiscal 1996 of the other receivable of $1.4 million related to the Company's Federal tax refund. Included in fiscal 1997 is an increase in depreciation and amortization of $0.3 million to $2.1 million. The decline of depreciation expense as the Company continues to implement its plan for the disposal and sale of freestanding facilities was offset during fiscal 1996 by the write-off of $0.8 million in goodwill (see Note 16-- "Changes in Fourth Quarter Results").

                    The increase in other assets of $1.0 million and a $7.0 million increase in income taxes payable are related to the Company's 1995 Federal tax refund received in October 1996 (see Note 12-- "Income Taxes"). The decrease in other liabilities of $0.8 million is primarily related to a legal settlement (see Note 15-- "Commitments and Contingencies"). The cumulative effect of the above resulted in an ending cash position for the Company on May 31, 1996 of $4.4 million, an increase of $2.9 million from the prior year.

                    During fiscal 1995, the Company utilized $7.9 million for its operating activities, and generated $2.8 million and $4.8 million from its investing and financing activities, respectively. Included in the Company's funds provided from its investing activities are the proceeds from the sale of properties and equipment in the amount of $3.2 million. These proceeds include the sale of the Company's freestanding facility in Sacramento, California and Orlando, Florida. In addition, during fiscal 1995, the Company utilized $2.5 million of proceeds from the sale of Common Stock in private offerings and borrowings of $3.1 million from banks and/or other lenders (including the Secured Convertible Note) to assist with funding the deficit from operations and repaid $0.7 million to banks and other lenders. Included in operating activities is the gain on sale of assets of $0.8 million, which was offset by the write-down of assets and the loss on sale of assets of $1.1 million ($0.7 million and $0.4 million, respectively). During fiscal 1995, there was a decline in accounts receivable of $1.1 million from the prior fiscal year due to the reduction of operating revenue as a result of the sale and/or closure of several of the Company's freestanding facilities.

                    In fiscal 1994, the Company utilized $7.2 million in its operating activities, provided $10.0 million from its investing activities and utilized $2.2 million in its financing activities. Included in the Company's operating activities for fiscal 1994 was a decrease of $2.8 million reflecting the decline in accounts payable and accrued liabilities. Included in the operating activities for fiscal 1994 is the gain on the sale of assets of $1.8 million, which was offset by the write-down of property held for sale of $1.8 million. During fiscal 1994, investing activities provided funds for operations from the sale of properties in the amount of $10.4 million. The Company sold its freestanding facilities in Tampa and Coral Springs, Florida and a material portion of its publishing business during fiscal 1994. During fiscal 1994, the Company also utilized $2.2 million for the repayment of debt to banks and other lenders.

                    Included in current liabilities are $9.5 million principal amount of Debentures in default as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. As further discussed in Note 10-- "Long-Term Debt and Short-Term Borrowings," the Company has agreed to use its best efforts to provide an opportunity for Debenture holders to tender their Debentures pursuant to an exchange offer to be made by the Company. This proposed transaction requires the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to obtain and expend up to $5.5 million of cash during fiscal 1996, over and above cash required to fund other financing, operating and investing needs. Additionally, the currently proposed Debenture exchange provides for the Company to issue $180 worth of its Common Stock at a defined value for each $1,000 of Debentures, which may be contingent upon the Company's ability to effect certain filings with the Securities and Exchange Commission. The ability to timely proceed with any such proposed filings will, in part, depend upon the ability of the Company to obtain a consent from its prior auditors for the use of their report on the Company's consolidated financial statements in such registration statements. Failure to obtain Debenture holder approval or to accomplish the Debenture exchange, or, in the alternative, a failure of the Company and the Debenture holders to otherwise reach a settlement, may cause the Debenture holders to pursue the involuntary bankruptcy of the Company and/or the Company to take actions that may include filing for voluntary protection from creditors. Alternatively, if the Debenture exchange is accomplished, the elimination of the Debentures' debt service requirement would decrease the Company's future cash flow requirements. (The foregoing summary does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.)

                    Included in current maturities of long-term debt is approximately $2.0 million, which represents the Company's obligation pursuant to its Secured Convertible Note due in January 1997. Although the Company intends to convert this Note into Common Stock prior to its maturity, there can be no assurance that it will consummate the transaction prior to January 1997.

                    These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1996 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

                    To address the Company's operational issues, in fiscal 1993 the Company established a restructuring reserve (see Note 9-- "Accounts Payable and Accrued Liabilities"). One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Through May 31 1996, many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold. Additionally, during fiscal 1995 and continuing through fiscal 1996, management implemented its plans for expanding the Company's contract management and managed care operations (see Note 3--"Acquisitions and Dispositions"). As a result, and assuming reasonable expansion of its business, management anticipates that this subsidiary will continue to be in a position to fund its own operations during fiscal 1997. The elimination of such funding will decrease the Company's future cash flow requirements and assist it in attaining a cash flow positive position from operations.

                    In previous years, the Company was obligated to support and fund certain freestanding facilities that now have been closed, including one facility closed in fiscal 1996, as well as another facility whose operations were sold in fiscal 1996 (see Note 5-- "Property and Equipment Held for Sale"). During fiscal 1996, the Company established an additional restructuring reserve of $0.1 million for severance and other cash outlays. The purpose of this reserve is for the planned closure and disposition of the Company's freestanding facility in Cincinnati, Ohio. As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1996 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1996, known contract and cyclical changes, anticipated growth and also giving consideration to cash on hand at May 31, 1996 of $4.4 million, management expects the Company to be able to meet its cash obligations required by operations during fiscal 1997, including the Company's obligations under the Debentures. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations, including the Company's obligations under the Debentures, in fiscal 1997.

                    To provide funds for the Debenture exchange and/or additional operating needs, in addition to cash on hand at May 31, 1996 of $4.4 million, the Company anticipates utilizing one or more of the following potential sources of cash:

                    - The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than November 1997 if offered by the Company.

                    - The Company filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. The Company received the full refund claim for fiscal 1995 in October 1995. The Company has also filed amended Federal tax returns for prior years to claim refunds of an additional $13.2 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. The Company is currently under audit by the IRS regarding its 1995 Federal tax return and the amended returns for prior years. Accordingly, no assurances can be made to the Company's entitlement to such refunds or the timing of the receipt thereof (see Note 12-- "Income Taxes").

                    - Included in property and equipment held for sale is one hospital facility currently under contract to be sold. The proceeds from the sale of this facility is expected to be $1.3 million, and is scheduled to close in September 1996.

                    - Included in property and equipment held for sale (non-current) are three hospital facilities designated as property and equipment held for sale with a total carrying value of $6.9 million. Although the Company has not fully negotiated contracts for the sale of two of these facilities, the Company expects to sell both of these facilities during fiscal 1997. The Company sold the third facility during the first quarter of fiscal 1997. As part of the transaction, the Company took back a note on the property. The provisions of the note allow the buyer a discount if the note is redeemed in the first six months. In the event the buyer exercises this option, the proceeds to the Company would be an additional $1.55 million. Proceeds from the sale of these assets may not to be available by the time the proposed Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1997, to fund and expand the Company's operations.

                    - In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a bond for the amount of the award and has filed an appeal of the judgment. Although verbal argument was heard on this lawsuit in June 1996, management is unable to predict whether any proceeds from this judgment will be received in fiscal 1997 (see Note 15-- "Commitments and Contingencies").

                    All of these potential sources of additional cash in fiscal 1997 are subject to variation due to business and economic influences outside the Company's control. There can be no assurance that during fiscal 1997 the Company will complete the transactions required to fund its working capital deficit.

RISK FACTORS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

                    This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) implementing its Debenture restructuring plans, (ii) timely filing of documents with the Securities and Exchange Commission that may be requisite to the consummation of the Debenture exchange transactions described above and approval by the staff of the Securities and Exchange Commission thereof, (iii) disposing of certain remaining facilities on acceptable terms,
(iv) expanding the behavioral medicine managed care and contract management portions of the Company's business, (v) securing and retaining certain refunds from the IRS and certain judgments from adverse parties in the legal proceedings described above, (vi) maintaining the listing of the Company's Common Stock on the NYSE, and (vii) securing any requisite stockholder and debenture holder approval and consent, as the case may be, to the transactions described above.

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

HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

                    As of May 31, 1996, the Company had a stockholders' deficiency of $6.8 million, a working capital deficiency of approximately $20.2 million and a negative current ratio of 1:3.3. The loss from operations for the fiscal year ended May 31, 1996 was $7.7 million.

                    There can be no assurance that the Company will be able to achieve profitability and maintain positive cash flows from operations or that profitability and positive cash flow from operations can be sustained on an ongoing basis. More over, if achieved, the level of that profitability or that positive cash flow cannot accurately be predicted.

                    The Company's lack of profitability results also in its failing to satisfy listing standards of the NYSE. No assurance can be made that the Common Stock will continue to trade on the NYSE or that the Company can satisfy the comparable requirements of any other stock exchange or the NASDAQ stock market.

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

                    The Company's negative cash flow from operations has consumed substantial amounts of cash. Also, the currently proposed rescission of acceleration of the Debentures will require substantial amounts of cash for some combination of payment of up to $1.6 million of default interest and/or payment of up to $5.5 million in exchange for surrender of Debentures.

                    In the event of a failure to accomplish the proposed rescission of acceleration of the Debentures, the Company would continue to be liable for the entire $9,538,000 principal amount plus accrued interest from April 15, 1994, estimated at approximately $1.6 million to May 31, 1996, plus certain other costs.

                    During fiscal 1995 and 1996, a principal source of liquidity has been the private sale of equity securities and debt securities convertible into equity. Under the shareholder policies of the NYSE, the Company may not be able to effect large placements of equity without shareholder approval, which, if not obtained, may adversely affect the Company with respect to future capital formation. In addition, issuance of additional equity securities by the Company could result in substantial dilution to stockholders.

                    The Company has received a tax refund for fiscal 1995 in the amount of $9.4 million based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have an adverse effect on the Company's cash flows. The IRS payment of such refund did not follow confirmation of the validity thereof by the IRS, and
Section 172(f) is an area of tax law without any guiding legal precedents. Although the Company is currently under audit by the IRS, no assurances can be made to the Company's entitlement to such refunds.

DISPOSITION OF ASSETS

                    The Company has been required to dispose of various properties in order to raise working capital, and no assurance can be made that such dispositions will not have adverse effects on the Company's financial condition or that the Company has additional assets that could be disposed of or utilized as collateral in order to fund its capital requirements.

                    A secured promissory note has been issued by the Company aggregating $2.0 million in principal amount, the collateral for which are two of the Company's remaining freestanding facilities.

                    In connection with a March 3, 1995 letter agreement with a representative of the debenture holders, the Company conditionally agreed to pledge all of the shares of its CCI subsidiary. The Company has not, nor does it recognize an obligation to have, pledged such shares. The agreement provides that "At 150 days after the date of this Agreement, provided that the Participating Securityholders have in each material respect performed (with opportunity to cure if a cure is possible) their obligations required to be performed hereunder on or prior to such date, and if the Offer has not then been consummated, the Company shall pledge (with the Trustee, or an alternate acceptable to the Company, to act as pledgeholder on terms of a written agreement containing standard terms reasonably acceptable to the Participating Securityholders) all of the Shares as collateral for its obligation to purchase the Securities pursuant to the Offer or otherwise. Such pledge may only be foreclosed upon following 180 days after the date thereof at the request of any Securityholder or the Trustee if the Offer is not consummated on or prior to such date, provided that the Participating Securityholders have in each material respect performed (with opportunity to cure if a cure is possible) their obligations required to be performed hereunder on or prior to such date. ...
Upon consummation of the Offer, the said pledges shall be released." Although the Company believes that the Participating Securityholders did not fully perform their obligations and are not entitled to such pledged shares, no assurances can be made that the Participating Securityholders will not demand such shares or that the Company will not be required to perform such agreement, or otherwise satisfy its obligations to Debenture holders.

INVOLUNTARY BANKRUPTCY PETITION; ACCELERATION OF INDEBTEDNESS

                    Despite the dismissal in March 1995 of the involuntary bankruptcy petition filed against the Company by three purported creditors, no assurance may be made that such or other persons to whom the Company owes any debt could not file another involuntary petition in bankruptcy court. The Company's 7 1/2 % Convertible Subordinated Debentures continue to be immediately due and payable in full, including the payment default involving approximately $1.6 million of interest and interest on default interest accruing from April 1994 on approximately $9.5 million of outstanding face amount. To rescind the acceleration of the Debentures would require written consent of a majority of the Debentures and the cure or waiver of all existing defaults. The Company has filed and received SEC comments concerning a Schedule 13E-4 and a Schedule 14A for distribution to the Debenture holders. No assurances can be made that the holders of a majority in principal amount of the outstanding Debentures will consent to rescission of the acceleration or that the interest defaults can be cured, or waivers thereof obtained, or that other defaults may not occur. In addition to consent of Debenture holders, the transaction is subject to resolving matters related to funding and legal compliance. Debenture holders, some of whom filed the earlier involuntary bankruptcy petition, may file another such petition or take other action. Other creditors may also file such a petition, or institute other actions against the Company, in order to prevent the Debenture holders from collecting on their debts in advance of payment to themselves.

TAXES

                    The Company has received a tax refund of approximately $9.4 million from the carry back of fiscal 1995 specified losses defined in Section 172(f). Receipt of the 1995 tax refund does not imply IRS approval. The proceeds to the Company of this refund were reduced by a $2.5 million offset for the Company's outstanding payroll tax obligation to the Internal Revenue Service ("IRS"), including interest, pursuant to a settlement agreement relating to tax years 1983 through 1991. Also, a $1.9 million contingency fee was paid to Deloitte & Touche, LLP from the refund proceeds. Section 172(f) is an area of the tax law without guiding legal precedent. There may be substantial opposition by the IRS to all or a substantial portion of such claims, and no assurances can be made as to the ability to retain tax refunds based on such deductions. Although the Company is currently being audited by the IRS, neither the Company nor the IRS will be precluded in any resultant tax audit from raising these and additional issues.

                    The Company may be unable to utilize some or all of its allowable tax deductions or losses, which depends upon factors including the availability of sufficient net income from which to deduct such losses during limited carryback and carryover periods. Further, the Company's ability to use any Net Operating Losses may be subject to limitation in the event that the Company issues or agrees to issue substantial amounts of additional equity. The Company monitors the potential for "change of ownership" and believes that its financing plans as contemplated will not cause a "change of ownership;" however, no assurances can be made that future events will not act to limit the Company's tax benefits.

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

UNCERTAINTY OF PRICING; HEALTHCARE REFORM AND RELATED MATTERS

                    Managed care operations are at risk for costs incurred to supply agreed upon levels of service. Failure to anticipate or control costs could materially adversely affect the Company.

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

SHARES ELIGIBLE FOR FUTURE SALE

                    The Company has issued or committed approximately 266,000 shares for future issuances related to business transactions, debt convertible or exchangeable into approximately 566,000 shares, and options or other rights to purchase approximately 1,409,000 shares and contemplates issuing additional amounts of equity in private transactions. Issuance of additional equity, and such shares becoming free of restrictions on resale pursuant to Rule 144 or upon registration thereof pursuant to registration rights granted on almost all of these shares, and additional sales of equity, could adversely affect the trading prices of the Common Stock.

PRICE VOLATILITY IN PUBLIC MARKET

                    The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Trading prices of securities of companies in the healthcare and managed care sectors have experienced significant volatility.

ANTI-TAKEOVER PROVISIONS

                    The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders, which could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. The Company's Restated Certificate of Incorporation also provides for a classified board of directors, with directors divided into three classes serving staggered terms. In addition, the Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. In addition, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition each share of the Company's Common Stock includes one right on the terms, and subject to the conditions, of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

CONTINUED LISTING ON NYSE

                    The Company has been below certain continued listing criteria of the NYSE since prior to October 1994. The continued listing of the Company's Common Stock on the NYSE is subject to continual review and possible delisting upon notices from the Listing and Compliance Committee of the NYSE.

ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN

                    The Company's independent auditors have included an explanatory paragraph in their report that states that the Company's history of losses, consolidated financial position and uncertainties resulting from the Company's existing default in the terms of its Debentures raise substantial doubt about its ability to continue as a going concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
Report of Independent Auditors.................................................................        35
Report of Independent Public Accountants.......................................................        36
Consolidated Balance Sheets, May 31, 1996 and 1995.............................................        37
Consolidated Statements of Operations, Years Ended May 31, 1996, 1995 and 1994.................        38
Consolidated Statements of Stockholders' Equity, Years Ended May 31, 1996, 1995 and 1994.......        39
Consolidated Statements of Cash Flows, Years Ended May 31, 1996, 1995 and 1994.................        40
Notes to Consolidated Financial Statements.....................................................        41

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of
Comprehensive Care Corporation

                     We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                     The accompanying consolidated financial statements for the years ended May 31, 1996 and 1995 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has reported annual net losses for each of the last five fiscal years and has working capital deficiencies of $20.2 million and $15.3 million and deficits in total stockholders' equity of $6.8 million and $4.9 million as of May 31, 1996 and May 31, 1995, respectively. Approximately $9.5 million of the working capital deficiency at May 31, 1996, arises from presentation of the Company's convertible subordinated debentures as currently payable due to default in the payment of interest on this obligation commencing October 1994, and an additional $1.6 million of the working capital deficiency results from accrued unpaid interest on this obligation. The Company is seeking to remedy this default through the debenture exchange offer described in Note 10. Among other terms this proposed transaction requires the holders of a majority of the debentures to give their approval to rescind the debt acceleration, and the Company to obtain and expend up to $5.5 million in cash during fiscal 1997 over and above cash required to fund other financing, operating and investing needs. No assurance can be given that the debenture exchange will be successfully accomplished, and the failure to reach a settlement with the holders of the Company's debentures through the debenture exchange or otherwise may cause the debenture holders to pursue the involuntary bankruptcy of the Company and/or the Company to take alternative actions including filing for voluntary protection from creditors. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The 1996 and 1995 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





                                                   /s/ Ernst & Young LLP


Orange County, California
August 27, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Comprehensive Care Corporation:


                     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Comprehensive Care Corporation (a Delaware corporation) and subsidiaries for the year ended May 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

                     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

                    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Comprehensive Care Corporation and subsidiaries' operations and their cash flows for the year ended May 31, 1994, in conformity with generally accepted accounting principles.

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



/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

St. Louis, Missouri
August 22, 1994 (except with respect to
the matter discussed in (c) of Note 10,
as to which the date is December 5, 1994).

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                         MAY 31,
                                                                                                         -------
                                                                                                1996               1995
                                                                                                ----               ----
                                          A S S E T S                                            (DOLLARS IN THOUSANDS)
Current assets:
             Cash and cash equivalents.............................................            $ 4,433            $ 1,542
             Accounts receivable, less allowance for
                doubtful accounts of $877 and $1,096...............................              2,476              3,304
             Other receivables.....................................................              1,478              2,775
             Property and equipment held for sale..................................              1,233                ---
             Other current assets..................................................                352                391
                                                                                               -------            -------
Total current assets...............................................................              9,972              8,012
                                                                                               -------            -------

Property and equipment.............................................................              9,863             25,181
Less accumulated depreciation and amortization.....................................             (3,590)           (13,074)
                                                                                               -------            -------
Net property and equipment.........................................................              6,273             12,107
                                                                                               -------            -------
Property and equipment held for sale...............................................              6,915              3,746
Other assets.......................................................................              1,958              2,136
                                                                                               -------            -------
Total assets.......................................................................            $25,118            $26,001
                                                                                               =======            =======



                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
             Accounts payable and accrued liabilities..............................            $10,714            $10,235
             Long-term debt in default (see Note 10)...............................              9,538              9,538
             Current maturities of long-term debt .................................              2,464              3,285
             Unbenefited tax refunds received......................................              7,018                ---
             Income taxes payable..................................................                410                296
                                                                                               -------            -------
Total current liabilities..........................................................             30,144             23,354
                                                                                               -------            -------

Long-term debt, excluding current maturities.......................................                 24              5,077
Other liabilities..................................................................                749              1,503
Minority interests.................................................................              1,000              1,000
Commitments and contingencies (see Notes 2, 10 and 15)
Stockholders' equity:
             Preferred stock, $50.00 par value; authorized 60,000 shares...........                ---                ---
             Common stock, $.01 par value; authorized 12,500,000 shares;
                issued and outstanding 2,848,685 and 2,464,516 shares..............                 28                 25
             Additional paid-in capital............................................             43,931             41,558
             Accumulated deficit...................................................            (50,758)           (46,516)
                                                                                               -------            -------
Total stockholders' equity (deficit)...............................................             (6,799)            (4,933)
                                                                                               -------            -------
Total liabilities and stockholders' equity.........................................            $25,118            $26,001
                                                                                               =======            =======


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                        YEAR ENDED MAY 31,
                                                                                        ------------------
                                                                             1996              1995            1994
                                                                             ----              ----            ----
                                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
             Operating revenues....................................        $ 32,488       $   29,282       $  34,277

Costs and expenses:
             Direct healthcare operating expenses..................          29,208           31,497          31,875
             General and administrative expenses...................           7,632            4,331           5,455
             Provision for doubtful accounts.......................             934            1,423           1,558
             Depreciation and amortization.........................           2,099            1,797           1,762
             Write-down of assets..................................             ---              741           1,825
             Restructuring expenses................................              94              ---             ---
             Equity in loss of unconsolidated affiliates...........             191              ---             ---
                                                                           --------       ----------       ---------
                                                                             40,158           39,789          42,475
                                                                           --------       ----------       ---------

             Loss from operations..................................          (7,670)         (10,507)         (8,198)

Other income/(expenses):
             Gain on sale of assets................................           1,336              836           1,825
             Loss on sale of assets................................             (82)            (354)            ---
             Interest income.......................................             210               38              50
             Interest expense......................................          (1,374)          (1,366)         (1,228)
             Non-operating gain....................................             860              ---             ---
                                                                           --------       ----------       ---------

Loss before income taxes...........................................          (6,720)         (11,353)         (7,551)

Provision (benefit) for income taxes...............................          (2,478)             180             301
                                                                           --------       ----------       ---------

Net loss...........................................................        $ (4,242)      $  (11,533)      $  (7,852)
                                                                           ========       ==========       =========

Net loss per share.................................................        $  (1.60)      $    (5.11)      $   (3.57)
                                                                           ========       ==========       =========


                            See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                  ADDITIONAL                     TOTAL
                                                          COMMON STOCK             PAID-IN    ACCUMULATED     STOCKHOLDERS'
                                                       SHARES       AMOUNT         CAPITAL      DEFICIT          EQUITY
                                                       ------       ------         -------      --------        -------
                                                                                  (AMOUNTS IN THOUSANDS)
Balance, May 31, 1993...............................      2,199       $22          $40,060      $(27,131)       $12,951
             Net loss...............................        ---       ---              ---        (7,852)       ( 7,852)
                                                          -----       ---          -------      --------        -------
Balance, May 31, 1994...............................      2,199       $22          $40,060      $(34,983)      $  5,099
             Net loss...............................        ---       ---              ---       (11,533)       (11,533)
             Issuance of shares for the
                purchase of Mental
                Health Programs, Inc................         16       ---              ---           ---            ---
             Odd lot shares purchase................        ---       ---               (2)          ---             (2)
             Shares issued for
                private placements..................        250         3            1,500           ---          1,503
                                                          -----       ---          -------      --------        -------
Balance May 31, 1995................................      2,465       $25          $41,558      $(46,516)       $(4,933)
             Net loss...............................        ---       ---              ---        (4,242)        (4,242)
             Shares issued for
                note conversion.....................        133         1              999           ---          1,000
             Issuance of shares for the
                purchase of AMH.....................         44       ---              331           ---            331
             Exercise of stock options..............         14       ---              104           ---            104
             Shares issued for
                private placements..................        193         2              939           ---            941
                                                          -----       ---          -------      --------        -------
Balance, May 31, 1996...............................      2,849       $28          $43,931      $(50,758)       $(6,799)
                                                          =====       ===          =======      ========        =======


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               YEAR ENDED MAY 31,
                                                                                      1996           1995               1994
                                                                                      ----           ----               ----
                                                                                             (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
         Net loss................................................................    $ (4,242)      $(11,533)          $(7,852)
           Adjustments to reconcile net loss to net
             cash used in operating activities:
           Depreciation and amortization.........................................       2,099          1,797             1,762
           Provision for doubtful accounts, net of recoveries....................         934          1,423             1,558
           Write-down of properties held for sale................................         ---            741             1,825
           Carrying costs incurred on property and equipment held for sale.......        (473)          (420)           (1,241)
           Equity in loss of unconsolidated affiliates...........................         191            ---               ---
           Restructuring expenses................................................          94            ---               ---
           Gain on properties held for sale......................................        (256)          (836)           (1,825)
           Gain on sale of assets................................................      (1,080)           ---               ---
           Loss on sale of assets................................................          82            354                36
           Increase in other assets..............................................      (1,008)           ---               ---
           Decrease in accounts and other receivables............................       1,277          1,108               452
           Increase (decrease) in accounts payable and accrued liabilities.......         436           (116)           (2,762)
           Increase in unbenefited tax refunds received..........................       7,018            ---               ---
           Increase (decrease) in income taxes payable...........................         114           (438)               68
           Increase (decrease) other liabilities.................................        (754)            56               818
                                                                                     --------       --------           -------
               Net cash provided by (used in) operating activities...............       4,432         (7,864)           (7,161)
                                                                                     --------       --------           -------

Cash flows from investing activities:
           Proceeds from sale of property and equipment
             (operating and held for sale).......................................       2,101          3,204            10,357
           Additions to property and equipment, net..............................        (814)          (362)             (383)
           Purchase of operating entity..........................................         ---            (50)              ---
                                                                                     --------       --------           -------
              Net cash provided by investing activities..........................       1,287          2,792             9,974
                                                                                     --------       --------           -------

Cash flows from financing activities:
           Repayment of debt.....................................................      (4,566)           ---               ---
           Repayment to banks and other..........................................      (1,638)          (725)           (2,158)
           Borrowings from banks and other.......................................       1,000          3,055               ---
           Exercise of stock options.............................................         104            ---               ---
           Proceeds from the issuance of stock...................................       2,272          2,503               ---
                                                                                     --------       --------           -------
               Net cash provided by (used in) financing activities...............      (2,828)         4,833            (2,158)
                                                                                     --------       --------           -------

Net increase (decrease) in cash and cash equivalents.............................       2,891           (239)              655
Cash and cash equivalents at beginning of year...................................       1,542          1,781             1,126
                                                                                     --------       --------           -------
Cash and cash equivalents at end of year.........................................     $ 4,433         $1,542           $ 1,781
                                                                                     ========        =======            ======

Supplemental disclosures of cash flow information:

         Cash paid during the year for:
           Interest..............................................................    $    482        $   527            $1,302
                                                                                     ========        =======            ======
           Income taxes..........................................................    $     48        $   507            $  233
                                                                                     ========        =======            ======


                             See accompanying notes.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

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

Description of the Company's Business

                    The Company provides managed care behavioral healthcare services including risk-based contract capitation of behavioral health expenses for specific populations and a broad spectrum of inpatient and outpatient mental health and substance abuse therapy and counseling. In addition, the Company is a provider of inpatient and outpatient treatment programs for psychiatric disorders and chemical dependency (including drug and alcohol). Programs are provided at freestanding facilities owned and operated by the Company and at independent general hospitals under contract with the Company.

Revenue Recognition

                    The Company's managed care activities have agreements with HMOs, PPOs and other payors to provide contracted medical services to subscribing participants. Under these agreements, revenue arises from agreements to provide contracted services to qualified beneficiaries and is earned monthly based on the number of qualified participants, regardless of services actually provided (generally referred to as capitation arrangements). Certain contracted healthcare providers assume the financial risk for participant care rendered by them and are compensated on a sub-capitated basis whereby the sub-capitation cost is recognized in expense in the same period as the Company recognizes its related revenues. Other managed care expense is incurred under discounted fee-for-service arrangements whereby expense is recognized as services are provided, including an estimate of incurred but not reported claims. The Company's revenues from provision of other healthcare services are earned on a fee-for-service basis and are recognized as services are rendered.

                    Approximately 60 percent, 52 percent, and 66 percent of the Company's operating revenues were received from private sources in fiscal 1996, 1995 and 1994, respectively. The remainder is received from Medicare, Medicaid and other governmental programs. The latter are programs which provide for payments at rates generally less than established billing rates. Payments are subject to audit by intermediaries administering these programs. Revenues from these programs are recorded under reimbursement principles applicable to each of the programs. Although management believes estimated provisions currently recorded properly reflect these revenues, any differences between final settlement and these estimated provisions are reflected in operating revenues in the year finalized. Such differences between estimated and final settlements approximated $414,000 and $(8,000) during fiscal 1996 and 1995, respectively.

Depreciation

                    Depreciation and amortization of property and equipment are computed on the straight-line method over the estimated useful lives of the related assets, principally: buildings and improvements -- 5 to 40 years; furniture and equipment -- 3 to 12 years; leasehold improvements -- life of lease or life of asset, whichever is less.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

Property and Equipment Held for Sale

                    Property and equipment held for sale represents net assets of certain freestanding facilities and other properties that the Company intends to sell, and is carried at estimated net realizable value.

                    Property and equipment held for sale, that are expected to be sold in the next fiscal year are shown as current assets on the consolidated balance sheet. Such property and equipment are shown as non-current assets on the consolidated balance sheet as of May 31, 1996 due to the fact that contracts for sale have not been fully negotiated. Gains and losses on facilities sold have been reflected in the consolidated statement of operations. Any impairments to the net realizable value of property and equipment held for sale have also been recorded in the consolidated statements of operations.

Intangible Assets

                    Intangible assets include costs in excess of fair value of net assets of businesses purchased (goodwill), licenses, and similar rights. Costs in excess of net assets purchased are amortized on a straight line basis up to 21 years. The costs of other intangible assets are amortized over the period of benefit. In the fourth quarter of fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets to be Disposed of," ("SFAS No. 121") and evaluated its intangible assets for any impairment losses. The Company evaluated the recoverability and the amortization period of goodwill by determining whether the amount can be recovered through undiscounted cash flows of the businesses acquired, excluding interest expense and amortization, over the remaining amortization period. The Company considers external factors relating to each acquired business, including local market developments, regional and national trends, regulatory developments and other pertinent factors including the business' current and expected financial performance in making its assessment. In the fourth quarter of fiscal 1996, $0.8 million of goodwill was written off as a result of the sale, closure or anticipated closure of operating facilities. This write-off is included with Depreciation and amortization on the Company's consolidated statements of operations. The Company believes that the remaining $0.7 million of net recorded intangible assets at May 31, 1996, are recoverable from future estimated undiscounted cash flows. The amounts of goodwill reported in the consolidated balance sheets are net of accumulated amortization of goodwill of $146,000 and $731,000 at May 31, 1996 and 1995, respectively.

Deferred Contract Costs

                    The Company has entered into contracts with independent general hospitals whereby it will provide services in excess of the standard agreement. In recognition of the hospitals' long-term commitment, the Company has paid certain amounts to them. These amounts may be used by the hospitals for capital improvements or as otherwise determined by the hospital. The Company is entitled to a prorata refund in the event that the hospital terminates the contract before its scheduled termination date; accordingly, these amounts are charged to expense over the life of the contract. In conjunction with the adoption by the Company of SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets to be Disposed of," deferred contract costs were evaluated for any impairment losses and recognized in fiscal 1996. There were no indicators of impairment present at May 31, 1996.

Cash and Cash Equivalents

                    Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flow and aggregated $561,000 and $318,000 at May 31, 1996 and 1995, respectively.

                    Excluded from cash and cash equivalents is a certificate of deposit in the amount of $77,000 and $55,000 at May 31, 1996 and 1995, respectively. Such certificate of deposit secures a letter of credit which is required under a capitated

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

contract and is subject to adjustment annually. As a result, this short-term investment has been classified as other current assets in the financial statements at May 31, 1996 and 1995, respectively.

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

Charity Care

                    The Company provides charity care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Corporate policy allows for charity when appropriate, which must be prearranged, and the patient must meet applicable federal and/or state poverty guidelines. The Company will not pursue collection of charity accounts. Charity charges foregone, based upon established rates, were less than 1 percent of the Company's operating revenues for fiscal 1996, 1995 and 1994.

Loss Per Share

                    Primary and fully diluted loss per common and common equivalent share have been computed by dividing net loss by the weighted average number of common shares outstanding during the period. During fiscal 1996, 1995 and 1994, the effect of outstanding stock options and the assumed conversion of the convertible subordinated debentures had an antidilutive impact on loss per share and, accordingly, were excluded from per share computations.

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

                    The weighted average number of common and common equivalent shares used to calculate loss per share was 2,654,000, 2,257,000, and 2,199,000 for the years ended May 31, 1996, 1995 and 1994, respectively.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

Fair Value of Financial Instruments

                    FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Accounts receivable: The carrying amount reported in the balance sheet for accounts and notes receivable approximates its fair value.

Other receivables: The carrying amount reported in the balance sheet for note receivable approximates its fair value.

Accounts payable and accrued liabilities: The carrying amount reported in the balance sheet for accounts payable and accrued liabilities approximates its fair value.

Long-term debt in default: The fair value of the Company's long-term debt in default are based on the median of the bid and asked price as of the last day of each fiscal year.

Long-term debt: The carrying amount reported in the balance sheet for long-term debt approximates its fair value.

Other liabilities: The carrying amount reported in the balance sheet for other liabilities approximates its fair value.

The carrying amounts and fair values of the Company's financial instruments at May 31, 1996 and 1995, are as follows:


                                                                             1996                           1995
                                                                    ----------------------              -------------
                                                                 CARRYING               FAIR      CARRYING            FAIR
                                                                  AMOUNT                VALUE      AMOUNT             VALUE
                                                                  ------                -----      ------             -----
                                                                                    (Amounts in thousands)
        Cash and cash equivalents...........................      $ 4,433            $ 4,433       $ 1,542           $ 1,542
        Accounts receivable.................................        2,476              2,476         3,304             3,304
        Other receivables...................................        1,478              1,478         2,775             2,775
        Accounts payable and accrued expenses...............       10,714             10,714        10,235            10,235
        Long-term debt in default...........................        9,538              6,390         9,538             4,531
        Long-term debt......................................        2,488              2,488         8,362             8,362
        Other liabilities...................................          749                749         1,503             1,503


Use of Estimates

                    The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

Recently Issued Accounting Standards

                    In the fourth quarter of fiscal 1996, the Company elected to adopt early the provisions of SFAS No. 121. The Company is required to adopt the provisions of this statement in 1997. SFAS No. 121 requires that the Company review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This review requires the estimation of the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is to be recognized. Measurement of an impairment loss for long-lived assets and identified intangibles that an entity expects to hold and use should be based on the fair value of the assets. The statement further requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. As indicated under the caption "Intangible Assets", during the fiscal year, the Company recorded impairment losses of $0.8 million pertaining to assets held for sale.

                    In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), which becomes effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under SFAS No. 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of SFAS No. 123 had been applied. The Company is in the process of evaluating SFAS No. 123 and the potential impact on the Company of adopting the new standard has not been quantified at this time.

Reclassification

                    Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 2-- OPERATING LOSSES AND LIQUIDITY

                    The Company reported a net loss of $4.2 million for the year ended May 31, 1996 and has reported net losses in each of the five preceding fiscal years aggregating an additional $51.3 million. As a result, the Company has an accumulated deficit of $50.8 million and a total stockholders' deficiency of $6.8 million as of May 31, 1996. Additionally, the Company's current assets at May 31, 1996 amounted to approximately $9.9 million and current liabilities were approximately $30.1 million, resulting in a working capital deficiency of approximately $20.2 million and a negative current ratio of 1:3.3.

                    The Company generated $4.4 million from its operating activities, an additional $1.3 million from its investing activities, and utilized $2.8 million in its financing activities during fiscal 1996. The ending cash position for the Company on May 31, 1996 was $4.4 million, an increase of $2.9 million from the prior year.

                    Included in current liabilities are $9.5 million principal amount of Debentures in default as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. As further discussed in Note 10-- "Long-Term Debt and Short-Term Borrowings," the Company has agreed to use its best efforts to provide an opportunity for Debenture holders to tender their Debentures pursuant to an exchange offer to be made by the Company. This proposed transaction requires the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to obtain and expend up to $5.5 million of cash during fiscal 1997, over and above cash required to fund other financing, operating and investing needs. Additionally, the currently proposed Debenture exchange provides for the Company to issue $180 worth of its Common Stock at a defined value for each $1,000 of Debentures, which may be contingent upon the Company's ability to effect certain filings with the Securities and Exchange Commission. The

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

ability to timely proceed with any such proposed filings will, in part, depend upon the ability of the Company to obtain a consent from its prior auditors for the use of their report on the Company's consolidated financial statements in such registration statements. Failure to obtain Debenture holder approval or to accomplish the Debenture exchange, or, in the alternative, a failure of the Company and the Debenture holders to otherwise reach a settlement, may cause the Debenture holders to pursue the involuntary bankruptcy of the Company and/or the Company to take actions that may include filing for voluntary protection from creditors. Alternatively, if the Debenture exchange is accomplished, the elimination of the Debentures' debt service requirement would decrease the Company's future cash flow requirements. (The foregoing summary does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.)

                    Included in current maturities of long-term debt is approximately $2.0 million, which represents the Company's obligation pursuant to its Secured Convertible Note due in January 1997. Although the Company intends to convert this Note into Common Stock prior to its maturity, there can be no assurance that it will consummate the transaction prior to January 1997.

                    These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 1996 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

                    To address the Company's operational issues, in fiscal 1993 the Company established a restructuring reserve (see Note 9-- "Accounts Payable and Accrued Liabilities"). One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Through May 31 1996, many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold. Additionally, during fiscal 1995 and continuing through fiscal 1996, management implemented its plans for expanding the Company's contract management and managed care operations (see Note 3--"Acquisitions and Dispositions"). As a result, and assuming reasonable expansion of its business, management anticipates that this subsidiary will continue to be in a position to fund its own operations during fiscal 1997. The elimination of such funding will decrease the Company's future cash flow requirements and assist it in attaining a cash flow positive position from operations.

                    In previous years, the Company was obligated to support and fund certain freestanding facilities that now have been closed, including one facility closed in fiscal 1996, as well as another facility whose operations were sold in fiscal 1996 (see Note 5-- "Property and Equipment Held for Sale"). During fiscal 1996, the Company established an additional restructuring reserve of $0.1 million for severance and other cash outlays. The purpose of this reserve is for the planned closure and disposition of the Company's freestanding facility in Cincinnati, Ohio. As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1996 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1996, known contract and cyclical changes, anticipated growth and also giving consideration to cash on hand at May 31, 1996 of $4.4 million, management expects the Company to be able to meet its cash obligations required by operations during fiscal 1997, including the Company's obligations under the Debentures. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations, including the Company's obligations under the Debentures, in fiscal 1997.

                    To provide funds for the Debenture exchange and/or additional operating needs, in addition to cash on hand at May 31, 1996 of $4.4 million, the Company anticipates utilizing one or more of the following potential sources of cash:

- -        The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than November 1997 if offered by the Company.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

- -        The Company filed its fiscal 1995 Federal tax return, and a Form 1139
         "Corporate Application for Tentative Refund" in the amount of $9.4 million. The Company received the full refund claim for fiscal 1995 in October 1995. The Company has also filed amended Federal tax returns for prior years to claim refunds of an additional $13.2 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. The Company is currently under audit by the IRS regarding its 1995 Federal tax return and the amended returns for prior years. Accordingly, no assurances can be made to the Company's entitlement to such refunds or the timing of the receipt thereof (see Note 12-- "Income Taxes").

- -        Included in property and equipment held for sale is one hospital facility currently under contract to be sold. The sale of this facility is scheduled to close in September 1996. The proceeds from the sale are expected to be $1.3 million.

- -        Included in property and equipment held for sale (non-current) are three hospital facilities designated as property and equipment held for sale with a total carrying value of $6.9 million. Although the Company has not fully negotiated contracts for the sale of two of these facilities, the Company expects to sell both of these facilities during fiscal 1997. The Company sold the third facility during the first quarter of fiscal 1997. As part of the transaction that occurred in the first quarter of fiscal 1997, the Company took back a note on the property with provisions that allow the buyer a discount if the note is redeemed in the first six months. In the event the buyer exercises this option, the proceeds to the Company would be $1.55 million. Proceeds from the sale of such assets may not be available by the time the proposed Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1997, to fund and expand the Company's operations.

- -        In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a bond for the amount of the award and has filed an appeal of the judgment. Although verbal argument was heard on this lawsuit in June 1996, management is unable to predict whether any proceeds from this judgment will be received in fiscal 1997 (see Note 15-- "Commitments and Contingencies").

                    All of these potential sources of additional cash in fiscal 1997 are subject to variation due to business and economic influences outside the Company's control. There can be no assurance that during fiscal 1997 the Company will complete the transactions required to fund its working capital deficit.

NOTE 3-- ACQUISITIONS AND DISPOSITIONS

                    On October 3, 1995, the Company sold the operations of its CareUnit Hospital of Kirkland in Washington and recorded a gain on the sale of $1.0 million during the second quarter of fiscal 1996. Proceeds from the sale were utilized for working capital purposes. On November 20, 1995, the Company purchased 20 percent of the issued and outstanding capital stock of Behavioral Health Resources, Inc. ("BHR") for $24,000. In addition, the Company has a promissory note from BHR in the principal amount of $150,000, which has been fully reserved as of May 31, 1996 due to poor financial performance of the investee. The Company has recorded approximately $78,000 of revenue related to a CCI contract with a wholly-owned subsidiary of BHR. On May 28, 1996, the Company sold its CareUnit of San Diego in California and recorded a gain on the sale of $0.3 million during the fourth quarter of fiscal 1996. Proceeds from the sale will be utilized for working capital purposes and to provide funds for the Debenture exchange.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

                    On May 22, 1995, the Company and its subsidiary, Comprehensive Behavioral entered into an agreement with Physicians Corporation of America ("PCA"), providing for PCA to invest $1.0 million in Comprehensive Behavioral for 13 1/2 percent of the voting power of Comprehensive Behavioral represented by all of the Series A Preferred Stock of Comprehensive Behavioral which is also exchangeable at the option of PCA for 100,000 shares of the Company's Common Stock. The agreement provides, so long as PCA remains an equity holder of Comprehensive Behavioral, PCA and its subsidiaries will negotiate in good faith to contract with Comprehensive Behavioral for the delivery of mental health services in all PCA service areas where Comprehensive Behavioral has an adequate network. In addition, PCA was granted a first right of refusal regarding any sale of Comprehensive Behavioral. The Company is required to maintain a $3.75 million investment in its subsidiary, Comprehensive Behavioral, which limits the extent to which cash dividends may be paid to the parent. Effective June 1, 1995, Comprehensive Behavioral began providing services on a capitated basis to 220,000 of PCA's 700,000 members in the Tampa area. In conjunction with this contract, in May 1995, PCA advanced $360,000 to Comprehensive Behavioral. Such advance was reimbursable to PCA in 12 equal monthly installments and during fiscal 1996, Comprehensive Behavioral reimbursed the entire advance of $360,000 to PCA. As of May 31, 1996, PCA's investment in Comprehensive Behavioral of $1.0 million is classified as minority interests on the Company's consolidated balance sheets.

                    On April 30, 1995, the Company's lease ended in Grand Rapids, Michigan, and, the Company ceased operations in that facility; however, the Company entered into an agreement with Longford Health Sources, Inc., to operate a chemical dependency unit in Kent Community Hospital in Grand Rapids, Michigan.

                    On April 1, 1995, the Company agreed to issue American Mental Health Care, Inc. ("AMH") 44,054 shares of the Company's Common Stock in return for a one-year management contract between Comprehensive Behavioral and AMH, one-third of the shares of AMH and a one year option to acquire all of the shares of AMH for up to 132,162 additional shares of the Company's Common Stock to be issued based on three-year net revenue requirements. AMH currently provides behavioral managed care services in Florida. The terms of the management agreement include an employment contract with Comprehensive Behavioral for the former president of AMH. The management contract had not been fully executed; and as a result, AMH assigned its revenues and associated expenses to Comprehensive Behavioral effective April 1, 1995. The Company's consolidated financial statements reflect such revenue assignment and expense assumption. In April 1996, the Company issued a stock certificate to AMH for 44,054 shares and has extended the option to August 31, 1996.

                    On February 1, 1995, the Company purchased certain assets of Alternative Psychiatric Centers, Inc., ("APC"), a behavioral medicine contract management company based in Southern California, for $50,000, from Drew Q. Miller, who joined the Company in November 1994 and resigned his position as Chief Operating Officer on August 14, 1996. APC had two operating locations with three contract units offering inpatient, outpatient and partial hospitalization services.

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

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

                    In December 1992, the Company purchased Mental Health Programs, Inc. based in Tampa, Florida, from the former owner. The Company was operating as AccessCare, Inc.; however, effective August 1, 1995, the Company changed its name to Comprehensive Behavioral Care, Inc. The terms of the purchase included a payment of $75,000, issuance of 4,000 shares of the Company's Common Stock, an employment agreement, a stock option agreement and the assumption of bank debt from the former owner. Both the stock option and employment agreements and the release of the former owner as guarantor of the bank debt are contingent upon the continued employment of the former owner with the Company. In connection with this acquisition, the Company recorded goodwill of approximately $829,000. In July 1993, the Company terminated the employment agreement and subsequently entered into litigation with the former owner. On November 21, 1994, the Company reached a settlement agreement with the former owner and will pay $250,000 in installments through September 1996; forgive the obligations owing under the indemnification agreement between the Company and the former owner; and satisfy the terms under the stock purchase agreement dated December 30, 1992 between the former owner and the Company to issue 16,000 shares of the Company's Common Stock. The Company has established a reserve of $0.2 million with respect to this settlement. During the third quarter of 1995, the Company satisfied the terms of the stock purchase agreement and commenced installment payments to the former owner. In January 1996, the Company issued the former owner 1,160 shares of the Company's Common Stock pursuant to the terms of the amended settlement agreement. Such shares were issued as a result of the delay in registration of shares.

NOTE 4--  ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

                     The following table summarizes changes in the Company's allowances for doubtful accounts for the years ended May 31, 1996, 1995 and 1994:


                                     BALANCE AT                 ADDITIONS CHARGED TO            WRITE-OFF    BALANCE AT
                                     BEGINNING            --------------------------------          OF         END OF
                                      OF YEAR              EXPENSE               RECOVERIES      ACCOUNTS       YEAR
                                      -------              -------               ----------      --------       ----
                                                              (DOLLARS IN THOUSANDS)


Year ended May 31, 1996 . . . . .    $1,096                $2,355                $(1,421)         $(1,003)    $1,027
Year ended May 31, 1995 . . . . .     1,574                 2,808                 (1,385)          (1,901)     1,096
Year ended May 31, 1994 . . . . .     2,489                 3,841                 (2,283)          (2,473)     1,574


                    During fiscal 1993, the freestanding facilities fully implemented the current write-off and reserve policy whereby all accounts past a certain aging category or otherwise deemed by management to be uncollectible are written-off and recorded as bad debt expense. Any recoveries are reflected on the Company's statement of operations as a reduction to the provision for doubtful accounts in the period in which it is received. The Company's reserve for bad debt represented 26 percent, 25 percent, and 21 percent of total receivables for fiscal years ended May 31, 1996, 1995 and 1994, respectively.

                    Other receivables at May 31, 1996 includes $1.4 million of professional services fees paid related to the preparation of the Company's fiscal 1995 Federal income tax return. These fees are refundable on a pro rata basis to the extent that the related unbenefited 1995 Federal income tax refund of $7.0 million is disallowed by the IRS; the ultimate amount of this fee will be recognized as an expense when the uncertainties concerning the amount of the $7.0 million that will be allowed by the IRS is determined. Other receivables at May 31, 1995 represented financing on the sale of a property in fiscal 1995 and were collected in fiscal 1996.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

NOTE 5--  PROPERTY AND EQUIPMENT HELD FOR SALE

                     The Company has decided to dispose of certain freestanding facilities and other assets (see Note 2-- "Operating Losses and Liquidity"). Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with an historical net book value of approximately $12.6 million and $11.8 million at May 31, 1996 and 1995, respectively, is carried at estimated net realizable value of approximately $8.1 million and $3.7 million at May 31, 1996 and 1995, respectively. Operating revenues and operating expenses of the facilities designated for disposition were approximately $0.3 million and $0.6 million, respectively, for the year ended May 31, 1996, $0.1 million and $0.5 million, respectively, for the year ended May 31, 1995, $0.1 million and $1.3 million, respectively, for the year ended May 31, 1994. In fiscal 1994, the Company determined that one operating facility and one property held for sale had impairments to net realizable value and reduced the carrying amount by $1.8 million.

                     A summary of the transactions affecting the carrying value of property and equipment held for sale is as follows:



                                                                                     YEAR ENDED MAY 31,
                                                                           ------------------------------------
                                                                           1996             1995           1994
                                                                           ----             ----           ----
                                                                              (DOLLARS IN THOUSANDS)
Beginning balance ...................................................   $  3,746        $  6,939        $ 15,352

Designation of facilities as property and equipment held for sale ...      5,682           2,347             ---
Carrying costs incurred during phase-out period .....................        342             420           1,241
Carrying value of assets sold .......................................     (1,804)         (5,219)         (7,981)
Contingencies on properties sold ....................................        182             ---            (848)
Write-downs of assets held for sale to net realizable value .........        ---            (741)           (825)
                                                                        --------        --------        --------

Ending balance ......................................................   $  8,148        $  3,746        $  6,939
                                                                        ========        ========        ========



                     Included in the fiscal 1996 results is a restructuring charge of $0.1 million related to the Company's planned closure of its freestanding facility in Cincinnati, Ohio. The components of this charge are predominantly severance to hospital employees. Closure of this facility is consistent with the Company's global restructuring plans and will eliminate the funding of operating losses and cash flow deficits required by this facility.

                     Contingencies for properties sold represent unresolved liabilities at the time of sale. Proceeds from the sale of property and equipment held for sale were $1.9 million and $3.1 million (net of the $2.7 million note receivable) for fiscal 1996 and 1995, respectively. The Company recognized gains on the sale of property in fiscal 1996 and 1995 of $1.3 million and $0.8 million, respectively. The write-down and losses of operating property and equipment and assets held for sale are reflected on the Company's consolidated statement of operations. The following is a summary:

                                                                             YEAR ENDED MAY 31,
                                                                   ---------------------------------
                                                                   1996           1995          1994
                                                                   ----           ----          ----
                                                                           (DOLLARS IN THOUSANDS)
Write-down of operating properties ...........................   $   ---        $   ---        $(1,000)
Write-down of assets held for sale to net realizable value ...       ---           (741)          (825)
                                                                 -------        -------        -------
                                                                 $   ---        $  (741)       $(1,825)
                                                                 =======        =======        =======

Loss on sale of assets .......................................   $   (82)       $  (354)       $   ---
Loss on properties held for sale .............................       ---            ---            ---
                                                                 -------        -------        -------
      Total ..................................................   $   (82)       $  (354)       $   ---
                                                                 =======        =======        =======

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

                    In fiscal 1994, the Company determined that one operating facility had an impairment to its net realizable value and was reduced by $1.0 million. In fiscal 1995, a property was written-off for $0.4 million because it had no market value. In fiscal 1996, two operating facilities were designated held for sale with a net realizable value of $5.7 million.

NOTE 6-- PROPERTY AND EQUIPMENT

           Property and equipment consists of the following:

                                       1996         1995
                                       ----         ----
                                     (DOLLARS IN THOUSANDS)
Land and improvements ............  $ 2,122       $ 2,122
Buildings and improvements .......    4,441        16,260
Furniture and equipment ..........    3,109         4,710
Leasehold improvements ...........      191         1,280
Capitalized leases ...............      ---           809
                                    -------       -------
                                      9,863        25,181
Less accumulated depreciation ....    3,590        13,074
                                    -------       -------
Net property and equipment .......  $ 6,273       $12,107
                                    =======       =======


                    On October 3, 1996, the Company sold the operations of its facility in Kirkland, Washington. Although the Company recognized a gain on the sale of $1.0 million, the proceeds from the sale were $0.2 million (net of a note receivable of $0.1 million) for fiscal 1996. Proceeds from the sale of property and equipment was $0.1 million for fiscal 1995. The loss on sale of property and equipment for the fiscal years ended May 31, 1996 and 1995 were $82,000 and $354,000, respectively, and are reflected on the Company's statement of operations. There were no write-downs to property and equipment during fiscal 1996, and write-downs for fiscal 1995 and 1994 were $0.7 million and $1.8 million, respectively.

NOTE 7--  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

NeuroAffiliates

                    The Company has a 50 percent interest in a joint venture partnership with another corporation for the purpose of operating two hospitals. Under the terms of the joint venture agreement, the Company managed Crossroads Hospital and its partner managed Woodview-Calabasas Hospital. Each of the partners in the joint venture received a management fee for the hospital it managed. The Company is currently in negotiation to dissolve this joint venture retroactive to December 1991. The Company retained the hospital it managed and its partner retained the other. The results of operations of the hospital retained have been included in the consolidated financial statements beginning January 1, 1992. Crossroads Hospital continued to be managed by the Company although it was closed in August 1992, and was subleased through the remaining term of the lease, which expired in September 1993. Woodview-Calabasas Hospital continues to be managed by its joint-venture partner although it was closed in April 1993. Effective January 1, 1992, the Company no longer reported the results of operations for the NeuroAffiliates joint venture as an investment in unconsolidated affiliates.

Healthcare Management Services, Inc. and Related Companies

                    On December 28, 1995, the Company entered into a letter of intent to purchase 100 percent of the outstanding stock of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan, Inc. and Behavioral Healthcare Management, Inc. Each of the companies is based in Detroit, Michigan and is owned by the same two principals. On April 30, 1996, the Company entered into a Stock Purchase Agreement which was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. Between January 1, 1996 and May 31, 1996, the Company advanced to these entities substantially all of their working capital requirements. As of July 25, 1996, the net amount of these advances aggregated $0.5 million. These advances were collateralized by an option agreement allowing the Company to purchase 90 percent of the stock of Behavioral Health

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

Management, Inc. for the sum of one dollar. Losses of $191,000 incurred by the investee during the period January 1, 1996 through May 31, 1996 that were fully funded by the Company's advances have been included in the Company's equity in loss of unconsolidated affiliates in the accompanying consolidated statements of operations. The losses are reflected as an allowance against such advances in the accompanying consolidated balance sheet as of May 31, 1996.

NOTE 8--  OTHER ASSETS

                    Other assets consist of the following:

                                                                                                       AS OF MAY 31,
                                                                                                       -------------
                                                                                             1996                       1995
                                                                                             ----                       ----
                                                                                                  (DOLLARS IN THOUSANDS)


             Intangible assets, net.................................................          $  696                     $1,636
             Deferred contract costs, net...........................................              45                         99
             Investments and deposits...............................................           1,027                        401
             Other notes receivable, less allowance of $150.........................             190                        ---
                                                                                              ------                     ------
                                                                                              $1,958                     $2,136
                                                                                              ======                     ======

NOTE 9--  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

             Accounts payable and accrued liabilities consist of the following:

                                                                                                       AS OF MAY 31,
                                                                                                       -------------
                                                                                             1996                       1995
                                                                                             ----                       ----
                                                                                                  (DOLLARS IN THOUSANDS)

             Accounts payable and accrued liabilities...............................         $ 5,324                    $ 5,737
             Accrued claims payable.................................................           2,683                      1,584
             Accrued restructuring..................................................             377                        508
             Accrued salaries and wages.............................................             754                        980
             Accrued vacation.......................................................             364                        407
             Accrued legal..........................................................             167                        198
             Payable to third-party intermediaries..................................             899                        584
             Deferred compensation..................................................             146                        237
                                                                                             -------                    -------
                                                                                             $10,714                    $10,235
                                                                                             =======                    =======


                   The estimate for accrued claims payable is based on projections of costs using historical studies of claims paid. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations.

                   A reserve for restructuring was established in fiscal 1993 for $5.4 million for the purpose of implementing management's plan for the "global restructuring" of the Company. It is management's intent to complete the "global restructuring" plan in fiscal 1997. In fiscal 1996, a charge for approximately $0.1 million was made for the scheduled closure of the Company's freestanding facility in Cincinnati, Ohio. Management intends to allocate the remaining balance accordingly: $0.3 million for corporate and operations relocation and consolidation and $0.1 million as severance payments.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

                    The following table sets forth the activity during the years ended May 31, 1996 and 1995:

                                       May 31,               Charges                              May 31,         Charges
                                        1994         Income          Expense         Payments      1995           Income
                                       -------       ------          -------         --------     -------         ------
Restructuring:
Severance .........................   $   330        $    --        $    69        $  (279)       $   120        $    --
Operations/corporate relocation ...       870            (69)            28           (441)           388            (78)
Other .............................        28            (28)            --             --             --             --
Non-recurring:
Legal .............................        --             --             --             --             --             --
State payroll taxes ...............        --             --             --             --             --             --
                                      -------        -------        -------        -------        -------        -------
                                      $ 1,228        $   (97)       $    97        $  (720)       $   508        $   (78)
                                      =======        =======        =======        =======        =======        =======

                                                            Charges                       May 31,
                                                            Expense       Payments         1996
                                                            -------       --------       -------
Restructuring:
Severance ..........................................       $    57        $   (96)       $    81
Operations/corporate relocation.....................           114           (128)           296
Other...............................................            --             --             --
Non-recurring:
Legal...............................................            --             --             --
State payroll taxes.................................            --             --             --
                                                           -------        -------        -------
                                                           $   171        $  (224)       $   377
                                                           =======        =======        =======

                     Severance payments of $0.1 million and $0.3 million paid in fiscal 1996 and 1995, respectively, were the result of the closure and relocation of two facilities, as well as the general downsizing as part of the Company's "global restructuring" plan. This restructuring resulted in the termination of 71 and 91 employees during fiscal 1996 and 1995, respectively. The majority of those employees terminated during fiscal 1996 and 1995 were hospital employees with the remainder representing corporate and administrative employees.

NOTE 10--  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

             Long-term debt consists of the following:                     YEAR ENDED MAY 31,
                                                                           -------------------
                                                                           1996           1995
                                                                           ----           ----
                                                                          (DOLLARS IN THOUSANDS)
Senior secured debt:
12.5% secured convertible note, with quarterly interest
payments, maturing in January 1997 (a) .............................     $ 2,000       $ 2,000
                                                                         -------       -------
                                                                           2,000         2,000

7 1/2 % convertible subordinated debentures due 2010 (b) ...........       9,538         9,538
9% note payable in monthly installments maturing in 1996,
    secured by real and personal property having a net book
    value of $2,281 ................................................          --             4
9% offer in compromise (c) .........................................          --         4,566
10% secured promissory note, payable in monthly installments,
      maturing in January 1997 (d) .................................         368           899
Capital lease obligations ..........................................          --           677
Bank  debt, interest and principal payable in monthly installments maturing in August 1997, collateralized by the trust of the
      former owner (e) .............................................         120           216
                                                                         -------       -------
Total long-term debt ...............................................      12,026        17,900

Less long-term debt in default (b) .................................       9,538         9,538
Less current maturities of long-term debt ..........................       2,464         3,285
                                                                         -------       -------
Long-term debt, excluding current maturities .......................     $    24       $ 5,077
                                                                         =======       =======


                     As of May 31, 1996, aggregate annual maturities of long-term debt for the next two years (in accordance with stated maturities of the respective loan agreements) are approximately $2,464,000 in 1997 and $24,000 in 1998. The Company has no annual maturities of long-term debt after fiscal 1998.

                     The Company had no revolving loan or short-term borrowings during fiscal 1996 and 1995. In November 1995, the Company entered into a Secured Conditional Exchangeable Note Purchase Agreement. On May 31, 1996, the Company issued 132,560 shares of the Company's Common Stock to Premier Strategic Growth Fund and paid $61,520 representing accrued interest to date (see Note-- 14 "Stockholders' Equity").

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

                    (a) On January 9, 1995, the Company issued a $2.0 million Secured Convertible Note due January 9, 1997 to Lindner Bulwark Fund, a series of Lindner Investments, a business trust. The Note is secured by first priority liens on two of the Company's operating hospital properties. The Note bears interest at the rate of 12 1/2 percent per annum, payable quarterly, and in the event of a default, a charge of 2 1/2 percent per annum until the default is cured. Prior to maturity, the Note is redeemable, in whole or in part, at the option of the Company at a redemption price initially of 120 percent of the amount of principal redeemed, declining after January 9, 1996 to 110 percent of principal. Until paid, the principal amount of the Note is convertible into the Company's Common Stock, par value $0.01, at the rate of $6.00 per share (which was the fair market value on the date of signing). The maximum number of shares issuable upon conversion of the Note was approximately 333,333, subject to adjustments for dilution and recapitalization, which is under 15 percent of the undiluted number of shares of Common Stock outstanding. The proceeds were used to pay costs of closing unprofitable operations, working capital and other general corporate purposes.

                    (b) In April 1985, the Company issued $46 million in 7 1/2 % Convertible Subordinated Debentures (the "Debentures"). These Debentures require that the Company make semi-annual interest payments in April and October at an interest rate of 7.5 percent per annum. The Debentures are due in 2010 but may be converted to Common Stock of the Company at the option of the holder at a conversion price of $230.00 per share, subject to adjustment in certain events. The Debentures are also redeemable at the option of the Company in certain circumstances. Mandatory annual sinking fund payments sufficient to retire 5 percent of the aggregate principal amount of the Debentures are required to be made on each April 15 commencing in April 1996 to and including April 15, 2009. Pursuant to the terms of the Indenture, the Company may reduce the principal amount of securities to be redeemed by the principal amount of securities (i) that have been converted by Securityholders, (ii) that the Company has delivered to the Trustee for cancellation, or (iii) that the Company has redeemed. In March 1991, $36.0 million of such securities was converted into Common Stock by Securityholders. The Securities that were converted may, in accordance with the Indenture, reduce the principal amount to be redeemed because such Securities had not been called for mandatory redemption prior to conversion. As a result, in March 1996, the Company informed the Trustee that the $36.0 million amount available to reduce the redemptions was substantially greater than the amount of redemptions otherwise required under the Indenture. Accordingly, the Company is not required to redeem any securities prior to maturity in 2010. Should the Company default on its senior debt, then the Company may be precluded from paying principal or interest on the Debentures, and dividends to its stockholders, until such default is cured or waived. During fiscal 1991, holders of approximately $36.5 million Debentures voluntarily converted their Debentures into 11,667,200 shares of Common Stock at a temporarily reduced conversion price.

                    The Company did not make its payment of interest on the Debentures when such payment was scheduled on October 17, 1994. In early February 1995, a group of holders and purported holders of the Debentures gave notice of acceleration of the entire amount of principal and interest due under the Debentures, and on February 24, 1995, a subset of such persons filed an involuntary petition in the United States Bankruptcy Court for the Northern District of Texas under Chapter 7 of the U.S. Bankruptcy Code. On March 3, 1995, the Company entered into a letter agreement with a representative of the certain holders of the Debentures who had taken such actions. The agreement provides for a consensual, out-of-court resolution that the Company's Board of Directors has approved as in the best interests of the Company, its stockholders and other stakeholders. The holders' representative agreed to use best efforts to provide notices of waiver of the interest non-payment default, notices of rescission of the Debenture acceleration and the effects thereof, and consent to the immediate dismissal of the involuntary Chapter 7 petition. In return, the Company has agreed to use best efforts to provide an opportunity to holders of Debentures to tender their Debentures to the Company pursuant to an exchange offer to be made by the Company to the holders of the Debentures. The offer consideration will consist of $500 in cash and $120 worth in shares of Common Stock, for the principal balance, plus $80 in cash and $60 worth of shares of Common Stock as interest for each $1,000 in face amount of Debentures. Tendering holders will not receive additional interest calculated from and after April 15, 1994 (which includes the October 17, 1994, April 17, 1995, October 16, 1995 and April 15, 1996 payments). If the exchange offer with holders of Debentures is consummated on the terms in the letter agreement and assuming the tender of 100 percent of the outstanding Debentures, the portion of the offer consideration which will be payable in cash by the Company would be approximately $5,550,000. Among the factors affecting the anticipated exchange offering are the various conditions to the consummation of the offer and the ability of the Company to finance the cash payment necessary, and no assurance can be made that the exchange offer will be successfully completed. Failure to consummate the Debenture exchange offer may result in the Debenture holders instituting involuntary bankruptcy proceedings and/or in the Company considering alternative actions including filing for voluntary protection from creditors. In such case, the Company believes that the recovery to its security holders would be less in a bankruptcy case than the recovery that may be achieved

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

under the consensual, out-of-court arrangement the Company has reached. In addition, the letter agreement provides for a pledge of all of the shares of CCI to secure the Company's obligation to purchase the Debentures, pursuant to the exchange or otherwise; and failure to complete an exchange could result in a foreclosure sale of such shares. The foregoing is intended to disclose events, and does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant rules and regulations of the Securities Act of 1933. As a result of the default on the interest payment to the holders, the Company has classified the outstanding principal amount of the Debentures as current as of May 31, 1996. Accrued interest on the Debentures was $1.6 million, which includes $0.1 million of default interest, as of May 31, 1996.

                    (c) In December 1994, the Company reached a final settlement with the Internal Revenue Service ("IRS") on the payroll tax audit pursuant to which the Company entered into an Offer in Compromise to pay the IRS $5.0 million in installments with the Company having no obligation to pay any penalties or accrued interest through the date of the final settlement. In March 1995, the Company paid $350,000 to the IRS against the initial payment due and commenced monthly installment payments to the IRS in April 1995. The Company paid $2,150,000 on July 10, 1995 and on October 20, 1995 it paid the remaining balance outstanding, including accrued interest. The Company utilized the proceeds from the 1995 Federal tax refund to make the final payment.

                    (d) In May 1995, the Company and a subsidiary entered into a $1.0 million promissory note with PMR Corporation. Performance of the obligations under the note is secured by a deed of trust on the property of a subsidiary. The note provides for the payment of interest at a fixed rate of 10 percent per annum. The Company made a principal payment of $125,000 in April 1995 and paid $50,000 each month commencing in May 1995 through July 1996. The note requires equal monthly principal payments commencing June 1, 1995 and continuing through February 1997. This note was paid in full on August 13, 1996 through the proceeds from the sale of Starting Point, Orange County.

                    (e) On December 30, 1992, the Company assumed approximately $456,000 in bank debt with the purchase of Mental Health Programs, Inc. (see
Note 3--"Acquisitions and Dispositions"). The note is secured and guaranteed by the trust of the former owner of Mental Health Programs, Inc. The release of collateral and guarantee are contingent upon continued employment of the former owner with the Company. The note is payable at $8,000 per month with the balance due on August 31, 1997. Interest is at prime plus 1.5 percent.

The net book value of assets pledged to secure the above debt aggregated $12.4 million at May 31, 1996.

NOTE 11--  LEASE COMMITMENTS

                    The Company leases certain facilities, furniture and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, maintenance and repair expenses. There were no capital leases at May 31, 1996. Total rental expense for all operating leases was $0.9, $1.1 and $1.3 million for fiscal years 1996, 1995 and 1994, respectively.

                    Assets under capital leases were capitalized using interest rates appropriate at the inception of each lease; contingent rents associated with capital leases in fiscal 1996, 1995 and 1994 were $26,000, $79,000, and $61,000, respectively. There were no capital leases at May 31, 1996 and $549,000 in capital leases at May 31, 1995. The change in capital leases was the result of the lease termination sale of operations for the CareUnit Hospital of Kirkland in October, 1995, which was a leased facility (see Note 3-- "Acquisitions and Dispositions").

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

                     Future minimum payments, by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consist of the following at May 31, 1996:

                                                                                          OPERATING
                    FISCAL YEAR                                                            LEASES
                    -----------                                                            ------
                                                                                   (DOLLARS IN THOUSANDS)


                    1997........................................................           $    902
                    1998........................................................                664
                    1999........................................................                620
                    2000........................................................                601
                    2001........................................................                460
                    Later years.................................................                ---
                                                                                            -------
                    Total operating lease payments..............................             $3,247
                                                                                            =======

NOTE 12--  INCOME TAXES

                     Provision for income taxes consist of the following:

                                                                                   YEAR ENDED MAY 31,
                                                                    1996                 1995               1994
                                                                    ----                 ----               ----
                                                                                 (DOLLARS IN THOUSANDS)

             Current:
                   Federal.....................................  $(2,568)                  $---                $---
                   State.......................................       90                    180                 301
                                                                 -------                    ---                 ---
                                                                 $(2,478)                  $180                $301
                                                                 =======                   ====                ====


                    A reconciliation between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate (34 percent) to loss before income taxes is as follows:

                                                                             YEAR ENDED MAY 31,
                                                                     ----------------------------------
                                                                     1996            1995          1994
                                                                     ----            ----          ----
                                                                           (DOLLARS IN THOUSANDS)


Benefit from income taxes at the statutory tax rate ...........    $(2,285)       $(3,860)       $(2,567)
State income taxes, net of federal tax benefit ................         60            119            199
Amortization of intangible assets .............................        273             39             38
Valuation allowance ...........................................      1,930          3,701          2,607
Refund of prior year loss carryback not previously benefited ..     (2,568)            --             --
Other, net ....................................................        112            181             24
                                                                   -------        -------        -------
                                                                   $(2,478)       $   180        $   301
                                                                   =======        =======        =======



                   The Company paid $48,000, $507,000 and $233,000 for income taxes in fiscal 1996, 1995 and 1994, respectively, and in 1996 received a tax refund of $9.4 million associated with its final 1995 federal tax return as discussed further below.

             Significant components of the Company's deferred tax liabilities and assets are comprised of the following:

                        COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

                                                         YEAR ENDED MAY 31,
                                                         ------------------
                                                        1996           1995
                                                        ----           ----
                                                        (Dollars in thousands)
 Deferred Tax Assets:
       Net operating losses .....................   $ 11,366        $ 18,867
       Restructuring/non-recurring costs ........      2,105           4,853
       Alternative minimum tax credits ..........        667             666
       Bad debt expense .........................        374             333
       Employee benefits and options ............        292             432
       Other, net ...............................        189             273
                                                    --------        --------
               Total Deferred Tax Assets ........     14,993          25,424
       Valuation Allowance ......................    (12,023)        (22,439)
                                                    --------        --------
               Net Deferred Tax Assets ..........      2,970           2,985
                                                    --------        --------
Deferred Tax Liabilities:
       Depreciation .............................     (2,400)         (1,866)
       State income taxes .......................       (418)           (806)
       Cash to accrual differences ..............       (152)           (313)
                                                    --------        --------
               Total Deferred Tax Liabilities ...     (2,970)         (2,985)
                                                    --------        --------
Net Deferred Tax Assets .........................   $     --        $     --
                                                    ========        ========



                     On July 20, 1995, the Company filed its Federal tax return for fiscal 1995 and subsequently filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses described in Section 172(f) requesting a refund to the Company in the amount of $9.4 million. In October 1995, the Company received a $9.4 million refund for fiscal 1995. Of this refund, $2.4 million was recognized as a tax benefit during the second quarter of fiscal 1996. Receipt of the 1995 Federal tax refund does not imply IRS approval. Due to the lack of legal precedent regarding Section 172(f), the remaining amount, $7.0 million, is reflected on the Company's consolidated balance sheet in current liabilities. On August 30, 1995, the Company also filed amended Federal tax returns for several prior fiscal years to carry back losses under Section 172(f) and recognized a tax benefit of $0.2 million related thereto in the second quarter of fiscal 1996. The amount of refund claimed on the amended returns is approximately $11.7 million for 1986; $0.4 million for 1985; $0.7 million for 1983 and $0.4 million for 1982, which is a total of $13.2 million for the refunds from amended returns and a total of $22.6 million for all refunds requested. Section 172(f) is an area of the tax law without substantial legal precedent and there may be opposition by the IRS as to the Company's ability to obtain benefits from refunds claimed under this section. Therefore, no assurances can be made as to the Company's entitlement to all claimed refunds.

                     At May 31, 1996, the Company has Federal accumulated net operating losses of approximately $29.9 million, which if carried forward would expire in 2007 through 2010. The Company is subject to alternative minimum tax ("AMT") at a 20 percent rate on alternative minimum taxable income which is determined by making statutory adjustments to the Company's regular taxable income. Net operating loss carryforwards and carrybacks may be used to offset only 90 percent of the Company's alternative minimum taxable income. The Company will be allowed a credit carryover of $667,000 against regular tax in the event that regular tax expense exceeds the alternative minimum tax expense.

NOTE 13--  EMPLOYEE BENEFIT PLANS

                    The Company had deferred compensation plans ("Financial Security Plans") for its key executives and medical directors. Under provisions of these plans, participants elected to defer receipt of a portion of their compensation to future periods. Upon separation from the Company, participants received payouts of their deferred compensation balances over periods from five to fifteen years. Effective January 1, 1989, participants were not offered the opportunity to defer compensation to future periods. In June 1992, the Company terminated the plan and placed the remaining participants on 5-year payments. The consolidated balance sheet as of May 31, 1996 reflects the present value of the obligation to the participants under the plan of $334,000.

                    The Company has a 401(k) Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained

                        COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

the age of 21 and have completed six consecutive months of employment are eligible to participate in the plan. Effective June 1, 1995, eligibility was modified to six months of employment and a minimum of twenty (20) regular scheduled hours per week. Each participant may contribute from 2 percent to 15 percent of his or her compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is non-discriminatory. Company contributions are discretionary and are determined quarterly by the Company's Board of Directors or the Plan Committee. The Company made approximately $30,000, $29,000, and $20,000 in contributions to the Plan in fiscal 1996, 1995 and 1994, respectively.

NOTE 14--  STOCKHOLDERS' EQUITY

                     The Company is authorized to issue 60,000 shares of preferred stock with a par value of $50 per share. No preferred shares have been issued.

                    The Company has a 1988 Incentive Stock Option Plan and a 1988 Nonstatutory Stock Option Plan (the "1988 Plans"). Options granted under the 1988 Incentive Stock Option Plan are intended to qualify as incentive stock options ("ISOs") under Section 422 of the Internal Revenue Code. In fiscal 1992, the 1988 Incentive Stock Option Plan and 1988 Nonstatutory Stock Option Plan were amended to increase the total number of shares reserved for issuance under the plans and to expand the class of eligible persons under the nonstatutory plan to include advisors and consultants. Options granted under the 1988 Nonstatutory Stock Option Plan do not qualify as ISOs. The maximum number of shares originally subject to options were 150,000 and 40,000 for the ISOs and nonstatutory options, respectively. In fiscal 1995, the plans were amended to increase the number of shares authorized for issuance under the Company's 1988 incentive stock option plan to 500,000 and the Company's 1988 Nonstatutory Stock Option Plan to 200,000. Such amendment was ratified by the shareholders on November 14, 1994. The following table sets forth the activity related to ISOs for the years ended May 31, 1996, 1995 and 1994:

                                                                OPTION PRICE
                                           NUMBER OF      -------------------------
                                              SHARES      PER SHARE       AGGREGATE
                                              ------      ---------       ---------
                                                               (IN THOUSANDS)


Balance, May 31, 1993 ....................    63,517        $12.50-30.00        $  1,179
     Options forfeited in fiscal 1994 ....   (46,750)       $12.50-30.00            (830)
                                            --------                            --------
Balance, May 31, 1994 ....................    16,767        $12.50-30.00        $    349
     Options canceled in fiscal 1995 .....    (5,000)       $ 6.25- 7.50             (34)
     Options issued in fiscal 1995 .......   227,500        $ 6.25-12.00           1,684
     Options forfeited in fiscal 1995 ....   (53,100)       $ 6.25-30.00            (493)
                                            --------                            --------
Balance, May 31, 1995 ....................   186,167        $ 6.25-30.00        $  1,506
     Options canceled in fiscal 1996 .....    (5,500)       $6.25- 7.875             (43)
     Options issued in fiscal 1996 .......   122,500        $7.875- 8.00             966
     Options forfeited in fiscal 1996 ....  (114,154)       $ 6.25-21.25            (947)
     Options exercised in fiscal 1996 ....   (14,000)       $6.25- 7.875            (106)
                                            --------                            --------
Balance May 31, 1996 .....................   175,013        $ 6.25-30.00        $  1,376
                                            ========                            ========


                Options under the 1988 ISO Plan to purchase 118,961 and 62,115 shares were exercisable as of May 31, 1996 and 1995, respectively.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

                     The following table sets forth the activity related to nonstatutory options for the years ended May 31, 1996, 1995 and 1994:

                                                              OPTION PRICE
                                           NUMBER OF    ------------------------
                                             SHARES     PER SHARE      AGGREGATE
                                             ------     ---------      ---------
                                                               (IN THOUSANDS)
Balance, May 31, 1993 .................    28,000      $     12.50    $   350
   Options forfeited in fiscal 1994 ...   (12,000)     $     12.50       (150)
                                           ------                     -------
Balance, May 31, 1994 .................    16,000      $     12.50        200
   Options forfeited in fiscal 1995 ...   (12,000)     $     12.50       (150)
   Options canceled in fiscal 1995 ....    (4,000)     $     12.50        (50)
                                           ------                     -------
Balance, May 31, 1995 .................        --      $        --    $    --
   Options issued in fiscal 1996 ......    86,237      $6.25-12.00        710
                                           ------                     -------
Balance May 31, 1996 ..................    86,237      $6.25-12.00    $   710
                                           ======                     =======


                Nonstatutory options to purchase 64,570 shares were exercisable as of May 31, 1996. There were no nonstatutory options exercisable as of May 31, 1995. Nonstatutory options to purchase 16,000 shares were exercisable as of May 31, 1994.

                     The per share exercise price of options issued under the plans is determined by the Board of Directors, but in no event is the option exercise price so determined less than the then fair market value (as defined in the plans) of the shares at the date of grant. In the case of an ISO, if, on the date of the grant of such option, the optionee is a restricted stockholder (as defined in the plans), the option exercise price cannot be less than 110 percent of the fair market value of the shares on the date of the grant.

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

                     The Company has a 1995 Incentive Plan (the "1995 Plan"). The purpose of the 1995 Plan is to provide an incentive to key management employees and consultants whose present and potential contributions to the Company and its subsidiaries are important to the success of the Company by affording them an opportunity to acquire a proprietary interest in the Company. Options granted as incentive stock rights, stock options, stock appreciation rights, limited stock appreciation rights and restricted stock grants under the 1995 Plan may qualify as ISO's under Section 422A of the Internal Revenue Code. The total number of shares reserved for issuance under the 1995 Plan is 450,000.

                     During fiscal 1996, 105,500 options were granted in the 1995 Plan at $8.50 per share, including a Restricted Stock Grant for 100,000 which vests over a 20-year period of time. As of May 31, 1996, 10,500 shares were exercisable under the 1995 Plan.

                     In fiscal 1995, the Company implemented the Company's Directors' Stock Option Plan (the "Directors' Plan"). The terms of the Directors' Plan provides for the grant of only non-qualified stock options. The Directors' Plan is not subject to ERISA, nor is it qualified under code Section 401(a) of the Internal Revenue Code. The maximum number of shares subject to option were 200,000, and all non-employee directors of the Company are eligible to participate in the Directors' Plan. The Directors' Plan provides for the grant of non-qualified stock options to non-employee directors as follows: (1) each individual serving as a non-employee director as of the effective date were granted a non-qualified stock option to purchase 10,000 share of Common Stock ("Initial Grant"); (2) each individual who first becomes a non-employee director on or after the effective date, will be granted, at the time of such election or appointment a non-qualified stock option to purchase 10,000 shares of Common Stock ("Initial Grant"); (3) commencing with the 1995 annual meeting of the Company's stockholders, each individual who at each annual meeting of the Company's stockholders remains a non-employee director will receive an additional non-qualified stock option to purchase 2,500 shares of Common Stock. Each non-qualified stock

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

option is exercisable at a price equal to the Common Stock's fair market value as of the date of grant. Initial grants vest annually in 25 percent increments beginning on the first anniversary of the date of grant, provided the individual is still a director on those dates. Annual grants will become 100 percent vested as of the first annual meeting of the Company's stockholders following the date of grant, provided the individual is still a director as of that date. An optionee who ceases to be a director shall forfeit that portion of the option attributable to such vesting dates on or after the date he or she ceases to be a director.

                     In fiscal 1996, the Directors' Plan was amended to increase the number of shares authorized for issuance to 250,000. In addition, the number of options awarded annually to all non-employee directors was increased from 2,500 to 5,000 and provided for an annual grant of special service options to the Vice Chairman of the Board of 3,333 and to each committee chairman of 8,333 and each committee member of 2,500. The amended and restated plan continues to provide that each non-employee director will automatically be granted an option to purchase 10,000 shares upon joining the Board of Directors and options to purchase 5,000 shares on each anniversary of the initial date of service. Such amendment and restatement was ratified by the shareholders on November 9, 1995.

                     The following table sets forth the activity related to the Directors' Plan for the years ended May 31, 1996 and 1995:

                                                             OPTION PRICE
                                          NUMBER OF    -----------------------
                                           SHARES      PER SHARE     AGGREGATE
                                           ------      ---------     ---------
                                                             (IN THOUSANDS)
   Options granted in fiscal 1995 ......   50,000      $      7.00    $   350
                                           ------                     -------
Balance, May 31, 1995 ..................   50,000      $      7.00        350
   Options canceled in fiscal 1996 .....  (13,333)     $     8.625       (115)
   Options forfeited in fiscal 1996 ....  (12,500)     $      7.00        (88)
   Options granted in fiscal 1996 ......   49,999      $     8.625        431
                                           ------                     -------
Balance May 31, 1996 ...................   74,166      $7.00-8.625    $   578
                                           ======                     =======


                There were 15,000 non-qualified options exercisable in the Directors' Plan as of May 31, 1996. There were no options exercisable as of May 31, 1995.

                In November 1995, the Company entered into a Secured Conditional Exchangeable Note Purchase Agreement. The principal amount of the Note was $1.0 million, accrued interest at 12 percent per annum, and was secured by a deed of trust. The principal amount of the Note was exchangeable into the Company's Common Stock at the exchange rate of $7.54375 per share. On May 30, 1996, exchange of this Note was effectuated. As a result, on May 31, 1996, the Company issued 132,560 shares of the Company's Common Stock to Premier Strategic Growth Fund and paid $61,520 representing accrued interest to date.

                In August 1995, the Company sold an aggregate of 19,933 shares of Common Stock to three accredited investors in a private offering for an aggregate purchase price of $119,598 paid in cash on August 16, 1995.

                On May 22, 1995, the Company and its subsidiary, Comprehensive Behavioral entered into an agreement with Physicians Corporation of America ("PCA"), providing for PCA to invest $1.0 million in Comprehensive Behavioral for 13 1/2 percent of the voting power of Comprehensive Behavioral represented by all of the Series A Preferred Stock of Comprehensive Behavioral which is also exchangeable at the option of PCA for 100,000 shares of the Company's Common Stock. The right to exchange expires in 10 years. As a key to the agreement, so long as PCA remains an equity holder of Comprehensive Behavioral, PCA and its subsidiaries will negotiate in good faith to contract with Comprehensive Behavioral for the delivery of mental health services in all PCA service areas where Comprehensive Behavioral has an adequate network. In addition, PCA was granted a first right of refusal regarding any sale of Comprehensive Behavioral. The Series A Preferred Stock is convertible into 13 1/2 of the Common Stock of Comprehensive Behavioral on a fully-diluted basis, subject to certain antidilution adjustments. The redemption price for the Series A Preferred Stock is equal to the original purchase price plus 4 percent for each year the stock is outstanding. The Company has the right to redeem the Series A Preferred Stock after approximately five years, and PCA has the right to require the Company to redeem the Series A Preferred Stock

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

after approximately three years. On liquidation, the holder of the Series A Preferred Stock will be entitled to a liquidation preference equal to the redemption price. The Series A Preferred Stock is entitled to receive dividends, if any, in an amount proportionate to its voting power when any dividends are declared and paid on the Common Stock of Comprehensive Behavioral.

                On April 1, 1995, the Company agreed to issue American Mental Health Care, Inc. ("AMH") 44,054 shares of the Company's Common Stock in return for a one-year management contract between Comprehensive Behavioral and AMH, one-third of the shares of AMH and a one-year option to acquire all of the shares of AMH for up to 132,162 additional shares of the Company's Common Stock to be issued based on three-year net revenue requirements. AMH currently provides behavioral managed care services in South Florida. The terms of the management agreement include an employment contract with Comprehensive Behavioral for the former president of AMH. The Company issued 44,054 shares to AMH in April 1996 and extended the one-year option through August 31, 1996.

                On February 1, 1995, the Company sold an aggregate of 100,000 shares of Common Stock to one accredited investor in a private offering for an aggregate purchase price of $600,000 paid in cash on February 7, 1995. Such agreement was amended in June 1995 for an additional 15,000 shares as an adjustment for delay in registration of shares without additional payment. On April 15, 1995 the Company sold an aggregate of 150,000 shares of Common Stock to an accredited investor in a private offering for an aggregate purchase price of $975,000 paid in cash on April 19, 1995. During the second quarter of fiscal 1996, the Company amended this agreement for an additional 22,500 shares as an adjustment for delay in registration of shares without additional payment.

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

                In August 1994, options not under any Plan were issued to the interim President and Chief Executive Officer as an inducement essential to his appointment as President and Chief Executive Officer. Options for 50,000 shares were granted at an exercise price ranging from $7.50 to $15.00 per share. These options were exercisable 50 percent at grant date and 25 percent each year thereafter. These options were forfeited during fiscal 1996 upon the grant of a Restricted Stock Grant in the Company's 1995 Plan.

                 In December 1992, options not under any plan were issued to the former owner of Mental Health Programs, Inc., as an inducement essential to the purchase of Mental Health Programs, Inc. (see Note 3-- "Acquisitions and Dispositions"). Options for 10,000 shares were granted at an exercise price ranging from $15.00 to $30.00. These options are exercisable 25 percent after one year from the grant date and each year thereafter and were contingent upon the continued employment with the Company. In July 1993, the Company terminated the employment agreement with the former owner and subsequently entered into litigation. On November 21, 1994, the Company reached a settlement agreement with the former owner and as part of the settlement agreement issued 16,000 shares of the Company's Common Stock. In January 1996, the Company issued the former owner an additional 1,160 shares pursuant to the amended settlement agreement. In February 1993, options not under any plan were issued to the Company's former Chief Financial Officer. Options for 50,000 shares were granted at an exercise price ranging from $10.00 to $20.00. These options become exercisable 25 percent after one year from the grant date and each year thereafter. In November 1994, the former Chief Financial Officer resigned and all options have expired.

                On April 19, 1988, the Company declared a dividend of one common share purchase right ("Right") for each share of Common Stock outstanding at May 6, 1988. Each Right entitles the holder to purchase one share of Common Stock at a price of $300 per share, subject to certain anti-dilution adjustments. The Rights are not exercisable and are transferable

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

only with the Common Stock until the earlier of ten days following a public announcement that a person has acquired ownership of 25 percent or more of the Company's Common Stock or the commencement or announcement of a tender or exchange offer, the consummation of which would result in the ownership by a person of 30 percent or more of the Company's Common Stock. In the event that a person acquires 25 percent or more of the Company's Common Stock or if the Company is the surviving corporation in a merger and its Common Stock is not changed or exchanged, each holder of a Right, other than the 25 percent stockholder (whose Rights will be void), will thereafter have the right to receive on exercise that number of shares of Common Stock having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or more than 50 percent of its assets are sold, proper provision shall be made so that each Right holder shall have the right to receive or exercise, at the then current exercise price of the Right, that number of shares of Common Stock of the acquiring company that at the time of the transaction would have a market value of two times the exercise price of the Right. The Rights are redeemable at a price of $.20 per Right at any time prior to ten days after a person has acquired 25 percent or more of the Company's Common Stock.

                As of May 31, 1996, the Company has reserved 265,912 shares of Common Stock for future issuances related to business acquisitions, approximately 565,612 shares related to the conversion of convertible debt and private placements and 1,408,600 shares for the exercise of stock options of which approximately 674,000 shares are for options granted under the Company's 1988 Plans, 450,000 under the 1995 Incentive Plan, and 250,000 shares under the Directors' Plan. Each of the shares reserved for future issuance includes one Right as referenced above. As of May 31, 1996, no Preferred Stock is outstanding or reserved for issuance.

NOTE 15 --  COMMITMENTS AND CONTINGENCIES

             On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgment with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgment as a matter of law, which the court denied in its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. RehabCare filed its first brief to set forth argument on January 29, 1996, the Company filed its brief on March 19, 1996 and RehabCare filed its reply on April 6, 1996. Verbal argument was heard by the District Court in June 1996 and the Company expects to hear a determination in the next six months. Although the Company feels that RehabCare will not prevail in its appeal, the Company has not recognized any gain with relation to the judgment. Any effect from the outcome of this lawsuit will not have a material adverse impact on the Company's results of operations.

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

             On June 8, 1994, RehabCare filed a lawsuit against the Company in the Circuit Court of St. Louis County, Missouri concerning a Tax Sharing Agreement entered into between the Company and RehabCare in May 1991 (Case No. 663957). The Company settled this dispute on February 13, 1996 for $550,000. This settlement amount was paid by the Company during the third quarter of fiscal 1996 and included obligations under the Tax Sharing Agreement through December 1989. The Company had established a reserve for this settlement in a prior fiscal year and, as a result there was no impact related

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

to this settlement on the Company's statements of operations for fiscal 1996. During fiscal 1996, the Company recorded $0.2 million in connection with its obligations under the Tax Sharing Agreement related to the period 1989 through 1991. This charge is reflected in the Company's fiscal 1996 statements of operations.

             On December 27, 1995, AGCA, Inc. and Merit Behavioral Care Systems, Inc. filed a lawsuit against a subsidiary of the Company, one of its employees, and other non-related parties. The cause, originally filed in Travis County, has been moved to the 101st District Court of Dallas County (Case No. 962970E). On January 29, 1996, AGCA, Inc. also filed a lawsuit against a subsidiary of the Company and one of its employees in the U.S. District Court, Tampa Division (Case No. 95-15768). Both lawsuits seek injunctive relief and the Texas action includes a claim of conspiracy. Plaintiffs have agreed to mediate both the Texas and Florida action on September 3, 1996, in Tampa, Florida. The Company is unable to predict at this time what effect, if any such lawsuits will have on the Company's financial position, result of operations and cash flows.

             The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan, Inc. and Behavioral Healthcare Management, Inc. (hereafter collectively referred to as "HMS"). The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. (See Note 17-- "Events Subsequent to the Balance Sheet Date.) In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division, against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. An answer has not yet been interposed and no discovery has commenced. The action, therefore, is in its formative stages and the Company believes it has good and meritorious defenses and that HMS has meritorious claims in its arbitration. The Company believes that it may have claims arising from this transaction against the accountants and legal counsel of HMS as well as HMS's lending bank. These claims are presently being investigated and have not as yet been quantified. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, result of operations and cash flows. .

             In October 1994, the New York Stock Exchange, Inc. notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to Common Stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates success in "global restructuring" (see
Note 2-- "Operating Losses and Liquidity") will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter fiscal 1995 and first and fourth quarters of fiscal 1996 to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders. No assurance can be given as to the actions that the NYSE may take or that the steps of the restructuring will be successfully completed.

             An involuntary bankruptcy petition was dismissed on March 6, 1995 pursuant to an agreement dated March 3, 1995 between the Company and a representative of the petitioners. Under such agreement the Company has agreed, subject to the conditions therein, to offer to exchange for its outstanding 7 1/2 % Convertible Subordinated Debentures a combination of cash and shares. See
Note 2 to the Company's Condensed Consolidated Financial Statements for a discussion of the Company's default in the payment of interest on its 7 1/2 %Convertible Subordinated Debentures and the consequent acceleration of the full principal amount thereof. The foregoing is intended to disclose an event, and does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.

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

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

NOTE 16--  FOURTH QUARTER RESULTS FOR FISCAL 1996

                The net loss for the fourth quarter of fiscal 1996 was $2.5 million. Affecting these results were certain unusual and infrequent transactions that had both positive and negative effects. The unusual transactions that had a positive effect on earnings were an adjustment of $0.3 million for favorable settlements in the current year related to prior year third party liabilities and a $0.3 gain on the sale of the Company's freestanding facility in San Diego, California. One-time or infrequent transactions that had a negative effect on earnings included the write-off of goodwill for two facilities that were closed during the period of $0.8 million, a loss in the equity of an unconsolidated affiliate of $0.2 million, and a non-recurring charge of $0.1 million for restructuring reserve for the planned closure of the freestanding facility in Cincinnati, Ohio.

NOTE 17--  EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

                As of April 30, 1996, the Company entered into a Stock Purchase Agreement to purchase the outstanding Common Stock of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan, Inc. and Behavioral Healthcare Management, Inc. (hereinafter collectively referred to as "HMS"). Such Stock Purchase Agreement was subject to certain escrow provisions and other contingencies. On July 25, 1996, the Company consented to closing, reserving its rights to assert certain claims against the Sellers and others. Subsequent to July 25, 1996, the Company entered into negotiations with the Sellers or their representatives relating to the disposition of the claims that the Company had reserved its rights to. These negotiations relate to (i) Sellers relinquishing their rights to stock to be received; (ii) Sellers being relieved of certain indemnity obligations under the Stock Purchase Agreement; (iii) modification of the commission structure in the employment agreements; and, (iv) modification in the number of warrants to be received by Sellers from Buyer. As of August 27, 1996, a definitive agreement relating to the Company's post-closing claims had not been entered into although the Company believes that such an agreement will be executed on terms satisfactory to it. The Company has several legal issues in connection with this transaction (see Note 15-- "Commitments and Contingencies").

                On July 23, 1996, the Company closed CCI's administrative office in San Ramon, California. Closure of this office and several non-performing contract units are part of the planned restructuring of these operations. The impact of this restructuring is approximately $0.2 million and will be reflected in the Company's statements of operations for the quarter ended August 31, 1996.

             On August 12, 1996, the Company sold its 70-bed freestanding facility in Costa Mesa, California.

                                   PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

                Previously reported on Form 8-K dated May 22, 1995, Form 8-K/A dated May 22, 1995 and Form 8-K dated July 5, 1995 incorporated herein by reference.

ITEMS 10 AND 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND EXECUTIVE
                  COMPENSATION.

                    The Company expects to file its definitive proxy statement for the 1996 annual meeting of shareholders no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference. Executive Officers of Comprehensive Care Corporation and principal subsidiaries are listed on page 15 of this Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                    Information required is set forth under the caption "Principal Stockholders" in the proxy statement for the 1996 annual meeting of shareholders and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                    Information required is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the proxy statement for the 1996 annual meeting of shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)      1.   FINANCIAL STATEMENTS
              Included in Part II of this report:
                Report of Independent Auditors Report of
                Independent Accountants Consolidated Balance
                Sheets, May 31, 1996 and 1995 Consolidated
                Statements of Operations, Years Ended May 31, 1996, 1995 and 1994 Consolidated Statements of Stockholders' Equity, Years Ended May 31, 1996, 1995 and 1994 Consolidated Statements of Cash Flows, Years Ended May 31, 1996, 1995 and 1994 Notes to Consolidated Financial Statements

         2. FINANCIAL STATEMENT SCHEDULES

               None.

Other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         3. EXHIBITS

   EXHIBIT
   NUMBER                   DESCRIPTION AND REFERENCE
   ------`                  -------------------------

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

  10.5          Form of Stock Option Agreement (3).*

  10.6          Form of Indemnity Agreement as amended March 24, 1994 (9).*

  10.28 The Company's Employee Savings Plan as amended and restated as of June 30, 1993 (5).*

  10.31 Agreement between the Company and Livingston & Company dated April 1, 1991 (5).

  10.32 Shareholder Agreement dated as of May 8, 1991 between the Company and RehabCare Corporation(6).

  10.33 Tax Sharing Agreement dated as of May 8, 1991 between the Company and RehabCare Corporation(6).

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

  10.58 Stock Purchase Agreement dated February 1, 1995 between the Company and Lindner Funds, Inc., an accredited investor (12).

  10.59 Directors and Officers Trust dated February 27, 1995 between the Company and Mark Twain Bank (12).*

  10.60 Letter Agreement between the Company and Jay H. Lustig, a representative of the holders of the 7 1/2% Convertible Subordinated Debentures (12).

  10.61 Common Stock Purchase Agreement dated April 15, 1995 between the Company and James R. Moriarty, an accredited investor (13).

  10.62 Amended Common Stock Purchase Agreement dated June 29, 1995 between the Company and Lindner Growth Fund, an accredited investor (15).

  10.63 Common Stock Purchase Agreement dated July 31, 1995, between the Company and W.V.C. Limited, an accredited investor (15).

  10.64 Common Stock Purchase Agreement dated August 15, 1995 between the Company and Helen Jean Quinn, an accredited investor (15).

  10.65 Common Stock Purchase Agreement dated August 15,1995 between the Company and BLC Investments, an accredited investor (15).

  10.66 Preferred Stock Purchase Agreement dated May 23, 1995 between Physician Corporation of America and Comprehensive Behavioral Care, Inc. (14).

  10.67 First Right of Refusal Agreement dated May 23, 1995 between Physician Corporation of America and Comprehensive Behavioral Care, Inc. (14).

  10.68         Comprehensive Care Corporation 1995 Incentive Plan (16)*.

  10.69         Amended and Restated Non-Employee Director's Stock Option Plan
                (16)*.

  10.70 Restricted Stock Grant between Chriss Street and the Company dated November 9, 1995 (16)*.

  10.71 Secured Conditional Exchangeable Note Purchase Agreement between Dreyfus Strategic Growth, L.P. and the Company dated November 30, 1995 (17).

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

(16)     Filed as an exhibit to the Company's Form 8-K dated November 9, 1995.

(17)     Filed as an exhibit to the Company's Form 8-K dated November 30, 1995.

     (B) REPORTS ON FORM 8-K

         (1) Form 8-K dated April 17, 1996, to report under Item 5, that it had amicably terminated merger discussions relating to the acquisition of Mustard Seed Corporation.

         (2) Form 8-K dated May 30, 1996, to report, under Item 5, that the Company had sold its freestanding facility in San Diego, California; effectuated the exchange of its Secured Conditional Exchangeable Note Purchase Agreement and relocated its corporate headquarters to Corona del Mar, California.

                                   SIGNATURES

               Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 28, 1996.

                         COMPREHENSIVE CARE CORPORATION

                             By /s/ CHRISS W. STREET
                                --------------------------
                                Chriss W. Street
                          (Principal Executive Officer)

                              By /s/ KERRI RUPPERT
                                 -------------------------
                                  Kerri Ruppert
                  (Principal Financial and Accounting Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.

SIGNATURE                                        TITLE                                               DATE
- ---------                                        -----                                               ----


                                                Chairman, President and
                                                Chief Executive Officer
 /s/     CHRISS W. STREET                       (Principal Executive Officer)                        August 28, 1996
- ---------------------------------
Chriss W. Street
                                                Senior Vice President, Secretary/Treasurer and
                                                Chief Accounting Officer
                                                (Principal Financial and
 /s/    KERRI RUPPERT                           Accounting Officer)                                  August 28, 1996
- ---------------------------------
Kerri Ruppert



 /s/    J. MARVIN FEIGENBAUM                    Vice Chairman                                        August 28, 1996
- ---------------------------------
J. Marvin Feigenbaum



 /s/   WILLIAM H. BOUCHER                       Director                                             August 28, 1996
- ---------------------------------
William H. Boucher



 /s/    W. JAMES NICOL                          Director                                             August 28, 1996
- ---------------------------------
W. James Nicol

                         COMPREHENSIVE CARE CORPORATION
                                  EXHIBIT INDEX
                         FISCAL YEAR ENDED MAY 31, 1996



                                                                   SEQUENTIALLY
EXHIBIT                                                            NUMBERED
NUMBER    DESCRIPTION                                              PAGE


11        Computation of Loss Per Share........................

21        List of the Company's subsidiaries (filed herewith)..

23.1      Consent of Ernst & Young LLP (filed herewith)........

23.2      Consent of Arthur Andersen LLP (filed herewith)......

27        Financial Data Schedules (filed herewith)............