Form 10-K405/A
period 1995-05-31
COMPREHENSIVE CARE CORP
filed 1996-09-13
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 5


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



ERNST & YOUNG LLP


Orange County, California
September 7, 1995

                                   SIGNATURES



        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, September 13, 1996.




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




      SIGNATURE                                TITLE                                DATE
      ---------                                -----                                ----
/s/  CHRISS W. STREET                   Chairman, President and
- ---------------------------             Chief Executive Officer
     Chriss W. Street                   (Principal Executive Officer)           September 13, 1996


/s/  KERRI RUPPERT                      Senior Vice President,
- ---------------------------             Secretary/Treasurer and
     Kerri Ruppert                      Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)                     September 13, 1996


/s/  J. MARVIN FEIGENBAUM               Vice Chairman                           September 13, 1996
- ---------------------------
     J. Marvin Feigenbaum


/s/  WILLIAM H. BOUCHER                 Director                                September 13, 1996
- ---------------------------
     William H. Boucher


/s/  W. JAMES NICOL                     Director                                September 13, 1996
- ---------------------------
     W. James Nicol