Form 10-K405/A
period 1996-05-31
COMPREHENSIVE CARE CORP
filed 1996-09-27
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                                 AMENDMENT NO. 1


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


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS.

         Executive Officers of Comprehensive Care Corporation and principal subsidiaries are listed on page 15 of this Form 10-K.

         During fiscal 1996, the number of members that comprised the entire Board of Directors was five members. On September 3, 1996, the number of directors comprising the Board of Directors was reduced to four members, by reason of the resignation of Mr. Rudy Miller who resigned in November 1995 as a Class II director. The number of directors comprising Class II directors was reduced to one. Accordingly, the entire Board of Directors is currently comprised of four directors of which two are Class I directors; one is a Class II director and one is a Class III director. The three classes serve staggered three year terms. Directors for each class are elected at the Annual Meeting of Stockholders held in the year in which the term for such class expires and serves for three years. Mr. Chriss W. Street is a Class II director. The term of Mr. Street will expire at the 1996 Annual Meeting. Messrs. William H. Boucher and J. Marvin Feigenbaum are Class I directors. The terms of William H. Boucher and J. Marvin Feigenbaum will expire at the 1997 Annual Meeting. Mr. W. James Nicol is a Class III director. The term of W. James Nicol will expire at the 1998 Annual Meeting. Directors who are employees of the Company do not receive any compensation for serving on the Board of Directors of the Company.

         Mr. Street has been renominated to continue as a Class II director for a term expiring at the 1999 Annual Meeting of Stockholders. Under the terms of his employment agreement, the Company is obligated to use its best efforts for Mr. Street to continue to be elected as a Class II director of the Company, and to be further elected as Chairman of its Board of Directors.

         The Directors of the Company and their business experience during the past five years are as follows:

Chriss W. Street (Age 46)

Mr. Street has been employed by the Company since May 1994. Mr. Street was named Interim Chief Executive Officer on May 4, 1994 and in June 1994, he was appointed Chief Executive Officer of the Company. In August 1994, Mr. Street was also appointed President of the Company. Mr. Street is founder and principal of Chriss Street & Company, a corporation specializing in investment banking, financial advisory services, securities trading and factoring. Mr. Street commenced operations of Chriss Street & Company in February 1992 and was Managing Director for Seider-Amdec Securities, Inc. from 1988 to 1992. In March 1995, Mr. Street was elected as a director for StreamLogic Corp., formerly known as Micropolis Corporation, where he also serves as chairman of the compensation committee. In addition, in August 1995, Mr. Street was elected as a director of Nu-Tech Bio Med, Inc. where he also serves on the stock option committee (see "Compensation Committee Interlocks and Insider Participation"). In January 1996, he joined the Orange County Retirement Board and in June 1996, joined the board of directors of Fruehauf Corporation. Mr. Street also serves as Chairman of the Board of Directors of the Company and has been a director since November 1993.

William H. Boucher (Age 64)

Mr. Boucher is a Class I director whose term expires at the 1997 Annual Meeting. Mr. Boucher is currently a self-employed consultant providing services to the dental, behavioral medicine and pharmaceutical industries. From February 1994 to September 1994, he served as Vice President - Sales for Foundation Health Pharmaceutical Services, a Health Maintenance Organization ("HMO"), and was Vice President - Sales for Diagnostek, Inc., a mail-order pharmacy company, from June 1991 to January 1994. Mr. Boucher was also Vice President - sales for Qual-Med, an HMO from May 1990 to June 1991 and was Vice President - Sales and Marketing for PCS, Inc., a pharmacy processing company, from April 1980 to September 1989. Mr. Boucher has served as a director of the Company since January 1994.

J. Marvin Feigenbaum (Age 46)

Mr. Feigenbaum is a Class I director whose term expires at the 1997 Annual Meeting. Mr. Feigenbaum has served as the Chairman and Chief Executive Officer of Nu-Tech Bio Med, Inc. (formerly known as Applied DNA Systems, Inc.), a chemo-sensitivity testing company, since June 1994. For the prior five years thereto, Mr. Feigenbaum acted as an independent consultant in the medical and health care industry generally. Mr. Feigenbaum has over 20 years experience in the health care industry. Prior to being an independent consultant, Mr. Feigenbaum served as Chairman and Chief Executive Officer of Temco Home Health Care Products, Inc. Mr. Feigenbaum is a member of the Entrepreneurship Advisory Council Small Business Research Institute at the University of Albany's School of Business.

W. James Nicol (Age 53)

Mr. Nicol is a Class III director whose term expires at the 1998 Annual Meeting. Mr. Nicol has served since May 1996 as director, president and chief executive officer of Health Management, Inc. Prior to his employment with Health Management, Inc., Mr. Nicol served from May 1995 to October 1995 as Senior Vice President/Chief Financial Officer of CareLine, Inc. From October 1990 to March 1995, Mr. Nicol served as Senior Vice President/Chief Financial Officer and Treasurer of Quantum Health Resources, Inc., a provider of long-term therapies and support services for chronic disorders. From October 1989 until August 1990, he served as President of the Company, and he served as an Executive Vice President of the Company and in other positions from 1973 through June 1989. Mr. Nicol has served as a director of the Company since 1988 and also served as a director from 1985 to 1987.

         During fiscal 1996, non-employee directors were compensated at the rate of $1,000 per month of service, with committee chairmen receiving an additional $500 per month. Directors are required to attend at least three of the five regular Board meetings, and are not compensated for attendance at committee meetings or meetings conducted telephonically. In April 1995, Mr. Feigenbaum was appointed Vice Chairman and was paid an additional $1,500 per month. On the date of the 1994 Annual Meeting, directors also received options to purchase shares of the Company's Common Stock under the Directors' Stock Option Plan. Under the original Directors' Stock Option Plan, each non-employee director was granted a stock option to purchase 10,000 shares of the Company's Common Stock ("Initial Grant"). Initial Grants vest annually in 25% increments beginning on the first anniversary of the date of grant, provided the individual is still a director on those dates. In addition, each non-employee director who at each annual meeting of the Company's stockholders remains a non-employee director, receives an option to purchase 2,500 shares of the Company's Common Stock ("Annual Grant"). Annual Grants become 100% vested as of the first annual meeting of the Company's stockholders following the date of grant, provided the individual is still a director as of that date.

         Effective as of the date of the 1995 Annual Meeting, directors who are not employees receive an initial stock option grant of 10,000 shares and options to purchase 5,000 shares on each anniversary of the initial grant. In addition, the Vice Chairman is granted with each annual grant, options to purchase 3,333 shares of the Company's Common Stock. Each chairman of a committee of the Board of Directors is granted with each annual grant, options to purchase 8,333 shares of the Company's Common Stock. Each non-employee director (other than the chairman) who serves on a committee of the Board of Directors is granted with each annual grant, options to purchase 2,500 shares of the Company's Common Stock.


ITEM 11.     EXECUTIVE COMPENSATION

         This section discloses the compensation earned by the Company's Chief Executive Officer and its other executive officers whose total salary and bonus for fiscal 1996 exceeded $100,000 (together, these persons are sometimes referred to as the "named executives").

                      TABLE I - SUMMARY COMPENSATION TABLE


                                     ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                     -------------------                        ----------------------
                                                                                    Securities
                                                          Other       Restricted    Underlying   Long-Term       All
                                                          Annual         Stock        Option     Incentive      Other
                           Fiscal    Salary   Bonus    Compensation      Awards        SARs       Payouts     Compensation
Name and Position           Year      ($)      ($)          ($)           ($)          (#)          ($)          ($)
- -----------------          ------    ------   -----    ------------   ----------    ----------   ---------    ------------
Chriss W. Street(1)         1996  207,324(2)      0       9,225         47,438        100,000        0          1,495(7)
  Chairman and Chief        1995  153,711         0           0              0        150,000        0              0
  Executive Officer         1994   10,424         0           0
Ronald G. Hersch(3)         1996  141,000         0      30,639(4)      46,750         20,000        0            928(7)
  Vice President-Strategic  1995  102,635         0           0              0         21,500        0              0
  Planning & Development
Drew Q. Miller(5)           1996  141,491     7,946           0              0         20,000        0          1,003(7)
  Senior Vice President     1995   68,999(6)      0           0              0         20,000        0              0
  and Chief Operating
  Officer
Kerri Ruppert               1996  116,554    26,453           0              0         17,500        0            837(7)
  Senior Vice President,    1995  122,493         0           0              0         19,000        0            970(7)
  Chief Financial Officer   1994  116,273         0           0              0              0        0            549(7)
  and Secretary/Treasurer


(1) Mr. Street was named interim Chief Executive Officer of the Company effective May 10, 1994 following the resignation of his predecessor, and was appointed Chief Executive Officer of the Company on June 21, 1994. Accordingly, amounts shown for fiscal 1994 for Mr. Street only reflect compensation that he earned from May 6, 1994 through the end of fiscal 1994.

(2) Does not include car allowances of $5,500 paid by the Company and in accordance with Mr. Street's employment agreement.

(3) Dr. Hersch was employed by the Company on August 17, 1995. Accordingly, amounts shown for Dr. Hersch only reflect compensation that he earned from his date of hire through the end of fiscal 1995.

(4) Represents amounts paid by the Company to Dr. Hersch pertaining to his relocation to Tampa, Florida.

(5) Mr. Miller was employed on November 1, 1994 as Chief Financial Officer following the resignation of his predecessor. Accordingly, amounts shown for fiscal 1995 for Mr. Miller only reflect compensation that he earned from November 1, 1994 to the end of fiscal 1995.

(6) Does not include amounts paid by the Company for the purchase of certain assets of Alternative Psychiatric Centers, Inc. ("APC") from Mr. Miller, President and sole shareholder of APC. Such purchase price was $50,000 and included the assumption by the Company of certain operating leases.

(7) Represents amounts contributed by the Company to the indicated person's 401(k) Plan account.


EMPLOYMENT AGREEMENTS

         The Company is party to an amended and restated employment agreement with Mr. Street that has an initial term through December 31, 1998. Mr. Street's employment agreement provides for a salary at the rate of $150,000 per annum. In addition, Mr. Street is provided with health insurance and other benefits and a policy of life insurance. He also receives an auto allowance of $500 per month and reimbursement for expenses incurred on behalf of the Company and in connection with the performance of his duties. The agreement obligates the Company to use its best efforts to cause Mr. Street to continue to be elected as a Class II director, and as Chairman of its Board of Directors. The agreement provides that the Company procure Directors and Officers Liability Insurance in an amount not less than $1.0 million. Mr. Street's employment agreement provides that in the event of a change of control of the Company as defined, Mr. Street will be paid for the remainder of the unexpired term of his agreement plus two times the sum of Mr. Street's then prevailing base salary.

         In September 1995, the Board of Directors granted and issued to its President, Mr. Chriss W. Street, 100,000 restricted shares of its Common Stock, $.01 par value (the "Restricted Shares"). Such grant of Restricted Shares was ratified by the stockholders at the 1995 Annual Meeting. The Restricted Shares are subject to vesting at the rate of 5,000 shares per year (the "Annual Vested Shares") over a 20-year period commencing December 31, 1995 and continuing at the rate of 5,000 Annual Vested Shares per year on December 31 of each successive year for 19 years thereafter. The vesting of the Restricted Shares is subject to acceleration upon the occurrence of certain events of acceleration as described below. With respect to all Restricted Shares which may become vested, the Company is to pay to Mr. Street, a bonus equivalent to the amount of the combined federal and applicable state and city income taxes associated with the Restricted Shares that have become vested.

         While the Restricted Shares have been issued and Mr. Street is entitled to vote said shares, all Restricted Shares are held in escrow until their vesting and said shares may not be sold, assigned, transferred or hypothecated until the time they have become vested.

         In addition to the vesting of the Annual Vested Shares, an additional number of Restricted Shares vest as follows: (i) for each fiscal year of the Company, 1,000 additional Restricted Shares vest for each $1,000,000 of net pre-tax profit of the Company as reported for that year; (ii) in the event the Company effects a merger, acquisition, corporate combination or purchase of assets (an "Acquisition Event") 1,000 additional Restricted Shares vest for each $1,000,000 of Acquisition Event value paid for the Company; and (iii) as of December 31st of each year, for each 1% of increase of market value of the Company's voting securities above 110% of the market value as of December 31st of the preceding year, 1,000 additional Restricted Shares vest.

         Provision is made for the acceleration of the vesting of the Restricted Shares upon the occurrence of (a) the approval by the stockholders of the Company of an Approved Transaction, as defined; (b) a Control Purchase, as defined; (c) a Board change; or (d) the failure by the Company to renew Mr. Street's employment agreement on the conclusion of its term on December 31, 1996 or any subsequent or renewed term, on terms identical to those in the employment agreement then prevailing. Upon the death or total disability of Mr. Street prior to the complete vesting of the Restricted Shares, all Restricted Shares not theretofore vested shall become vested.

         The Company has entered into indemnification agreements with its executive officers and directors, (Messrs. Street, Feigenbaum, Boucher, Nicol and Ms. Ruppert, as well as three former directors and two former executive officers). In furtherance of such indemnification agreements, on February 27, 1995 the Company established the Directors and Officers Trust Agreement (the "Trust Agreement") which provides for the establishment of a trust (the "Trust") with a minimum three-year term to provide a source for certain payments required to be made under the indemnification agreements (each an "Indemnification Agreement"), between the Company and certain of its Officers and members of the Board of Directors of the Company (each an "Indemnitee") granted for the purpose of indemnifying them to the maximum extent permitted by law and such Indemnification Agreements from and against any investigation, claim, action, suit or proceeding against them or involving them relating to or arising from acts taken or refrained from being taken in any capacity on behalf of the Company or while serving in an official capacity.

         The Company considers it desirable to provide each Indemnitee with specified assurances that the Company can and will honor the Company's obligations under the Indemnification Agreements, including a policy of insurance to provide for directors and officers liability coverage and in transfer of $250,000 cash to the Trustee in an amount intended to provide for future insurance deductibles. For the converting of their Insurance Policy or Policies, which are held by the Company, the Trust Fund is held by a Trustee separate and apart from other assets of the Company. The Trust is irrevocable by the Company, but automatically shall terminate when all assets of the Trust Fund have been distributed. Termination of the Trust shall not relieve the Company of its remaining liabilities and obligations under each Indemnification Agreement. The capitalized terms below have the meanings given to them in the Trust Agreement.

         Upon written demand for payment by the person designated in the Trust Agreement as Beneficiary Representative accompanied by a "Notice of Qualification" (as defined below), the Trustee shall pay the person designated in the Trust Agreement to administer the payments to the amounts of Indemnitees ("Underwriter") an amount not greater than the balance, if any, of the specified bookkeeping account ("Account") recorded by the Trustee for each Indemnitee. A "Notice of Qualification" is a written statement by the Beneficiary Representative which (I) states the date and action on which the policyholder is obligated to Indemnitee(s) under the terms of the Indemnification Agreement,
(ii) certifies that, pursuant to the terms of the Indemnification Agreement, the Indemnitees are entitled to payment thereunder as a result of the investigation, claim, action, suit or proceeding, and (iii) states the amount of the payment to which the Underwriter is entitled. Upon the receipt of a demand pursuant to subsection (a), above, the Trustee promptly shall inform the Company of such receipt by courier delivery to the Company of written notice thereof. Subject to any contrary order issued by a court of competent jurisdiction, a payment made pursuant to this Section may be made without the approval or direction of the Company, and shall be made despite any direction to the contrary by the Company. Prior to the time, amounts are to be paid to the Underwriter or his designee from the Trust Fund as described above, Indemnitees have no preferred claim or beneficial ownership interest in trust funds, and their rights are merely unsecured contractual rights.

         As soon as practicable after all Accounts have filed a demand for and received payment in the manner described above, or, if earlier, upon the expiration of three (3) calendar years from the date the Trust Agreement is entered into, the Trustee shall pay to the Company all amounts then held in the Trust Fund; provided that, if any payment from the Trust to the Beneficiary Representative or the Underwriter or his designee who has filed a demand in the manner described above is being contested or litigated, and payment from the Trust is delayed under the terms of this Agreement or at the direction of a court of competent jurisdiction beyond the expiration of the three (3) year period specified above, payment to the Company shall be delayed until the proper disposition of the payment to the Indemnitee has been determined. If the Company and the Beneficiary Representative each certify to the Trustee that the Company's obligations to make lump sum payments under the Indemnification Agreement have been satisfied or are no longer required to be maintained by the Trust, the Trustee shall repay to the Company all monies then held in the Trust Fund.

EXECUTIVE TERMINATION AGREEMENTS

         For information related to the termination benefits for Mr. Street, see the description of the amended and restated employment agreement and Restricted Shares with Mr. Street under "Employment Agreements".


                     TABLE II - OPTIONS HELD AT MAY 31, 1996

         The tables below present information regarding the number of unexercised options held by the Company's named executives at May 31, 1996. None of the Company's named executives exercised options for any shares of the Company's Common Stock in fiscal 1996, nor were any stock appreciation rights granted or held by such persons during fiscal 1996.


                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                  % OF TOTAL
                                    OPTIONS
                                  GRANTED TO    EXERCISE                 GRANT DATE
                       OPTIONS   EMPLOYEES IN   PRICE PER   EXPIRATION     PRESENT
NAME                   GRANTED    FISCAL YEAR     SHARE        DATE       VALUE(1)
- ----                   --------  ------------   ---------   -----------  ----------
Chriss W. Street(2)     100,000       44%         $ 8.50        1/1/15      $4.775
Ronald G. Hersch(3)       5,500        2            8.50      11/14/05       5.183
                         20,000        9           7.875       7/17/05       5.248
Drew Q. Miller(4)        20,000        9           7.875       7/17/05       5.248
Kerri Ruppert(5)         12,500        5           7.875       7/17/05       5.248
                          5,000        2           7.875       5/01/06       5.248
                        163,000


(1) Black-Scholes option pricing method has been used to calculate present value as of date of grant. The present value as of the date of grant, calculated using the Black-Scholes method, is based on assumptions about future interest rates, stock price volatility and dividend yield. There is no assurance that these assumptions will prove to be true in the future. The actual value, if any, that may be realized by each individual will depend upon the market price of the common stock on the date of exercise.

(2) Includes 100,000 options under a restricted stock grant under the 1995 Incentive Plan (the "1995 Plan").

(3) Includes 5,500 options granted under a restricted stock grant in the 1995 Plan and 20,000 options granted under the 1988 Incentive Stock Option Plan ("ISO Plan") and Non-statutory Plan ("NSO Plan").

(4)      Includes 20,000 options granted under the ISO/NSO Plan.

(5)      Includes 17,500 options granted under the ISO/NSO Plan.

                     AGGREGATED FISCAL YEAR-END OPTION VALUE

                                                       VALUE OF
                              NUMBER OF               UNEXERCISED
                             UNEXERCISED             IN-THE-MONEY
                             OPTIONS AT               OPTIONS AT
                         FISCAL YEAR-END(1)       FISCAL YEAR-END(2)
                            EXERCISABLE/             EXERCISABLE/
NAME                        UNEXERCISABLE            UNEXERCISABLE
- ----                     ------------------       ------------------
Chriss W. Street(3)        65,000/135,000           $148,750/71,250
Ronald G. Hersch            33,667/13,333              48,001/9,996
Drew Q. Miller                   40,000/0                  80,000/0
Kerri Ruppert               28,000/10,000             45,628/30,000




(1) The numbers of options granted prior to October 21, 1994 have been adjusted for the ten-for-one reverse stock split which was effective October 21, 1994.

(2) Calculated on the basis of the closing sale price per share for the Company's Common Stock on the New York Stock Exchange of $9.25 on May 31, 1996. Value was calculated on the basis of the difference between the option exercise price and $9.25 multiplied by the number of shares of common stock underlying the respective options.

(3) Exercisable options includes options for 40,000 and 20,000 shares granted in the Company's 1988 Incentive Stock Option and Non-statutory Plan at $6.25 and $8.00 per share, respectively. Such options vest on March 7, 1995 and 1996, respectively. Exercisable options also includes 5,000 shares issued under a restricted stock grant in the 1995 Incentive Plan at $8.50 per share. Unexercisable options includes options for 20,000 shares in the Company's 1988 Incentive Stock Option Plan at $10.00 per share and vesting on March 7, 1997. Unexercisable options also includes 95,000 shares issued under a restricted stock grant in the 1995 Incentive Plan at $8.50 per share and vesting over the next nineteen years.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information concerning the beneficial ownership of Common Stock by the directors of the Company, the executive officers named in the Summary Compensation Table included elsewhere herein and all directors and executive officers as a group. Such information is given as of September 25, 1996. A total of 2,928,682 shares of Common Stock were outstanding. According to rules adopted by the Securities and Exchange Commission, a person is the "beneficial owner" of securities if he or she has, or shares, the power to vote them or to direct their investment. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the percent of class column indicates beneficial ownership of less than 1% of the outstanding Common Stock.

            NAME OF                  AMOUNT AND NATURE OF        PERCENT
       BENEFICIAL OWNER              BENEFICIAL OWNERSHIP       OF CLASS
       ----------------              --------------------       --------
William H. Boucher                        12,500 (1)                  *
J. Marvin Feigenbaum                      24,166 (2)                  *
Stuart J. Ghertner, Ph.D.                  5,000 (3)                  *
Lindner Funds (4)                        586,700                  20.0%
Ronald G. Hersch, Ph.D.                   48,667 (5)               1.7
Drew Q. Miller                                 0 (6)                  *
W. James Nicol                            12,612 (7)                  *
Kerri Ruppert                             42,250 (8)               1.4
Chriss W. Street                         179,060 (9)               6.1
All executive officers and
  directors as a group (8 persons)       324,255(10)              11.1%


(1) Includes 12,500 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this filing.

(2) Includes 24,166 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this filing.

(3) Includes 5,000 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this filing. Dr. Ghertner was appointed Interim Chief Operating Officer of the Company on August 15, 1996; and on September 3, 1996, was named Interim President of the Company's majority owned subsidiary, Comprehensive Behavioral Care, Inc.

(4) The mailing address of Lindner Funds is c/o Ryback Management Corporation, 7711 Carondelet Avenue, Suite 700, St. Louis, Missouri 63105. Includes approximately 336,700 shares currently reserved for issuance upon conversion of a Secured Convertible Note dated January 9, 1995 and 250,000 shares sold under an Amended Common Stock Purchase Agreement dated June 29, 1995 that are issuable upon approval of listing on the NYSE and completion of administerial matters. Lindner Funds, as described in its Schedule 13G, holds the shares and convertible debt in more than one fund.

(5) Includes 8,334 shares held directly and 40,333 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this filing. On September 3, 1996, Dr. Hersch was named Vice President - Strategic Planning & Development for the Company.

(6) Mr. Drew Miller was an executive officer of the Company until August 14, 1996; at which time he resigned as Senior Vice President and Chief Operating Officer. Inclusion of Mr. Miller on this table is only by reason of inclusion in the summary compensation table.

(7) Includes 56 shares held by Mr. Nicol's spouse as custodian for his three minor children, all of whom reside with Mr. Nicol, and 12,556 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this filing.

(8) Consists of 42,250 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this filing.

(9) Includes 6,560 shares held directly and 72,500 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this filing. Also includes 5,000 vested shares and 95,000 restricted shares under a restricted stock agreement over which the holder has the sole voting power, the issuance of which is pending administerial matters.

(10) Includes a total of 229,255 shares subject to outstanding options that are presently exercisable or exercisable within 60 days of the date of this filing, and 95,000 restricted stock shares over which the holder has sole voting power, the issuance of which is pending administerial matters.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1996, recommendations and administrative decisions regarding the compensation of the Company's executives were made by the Compensation Committee of the Board of Directors, which is currently comprised entirely of persons who are not officers or employees of the Company. Mr. Nicol, who served as a director of the Company and a member of the Compensation Committee during fiscal 1996, served as President of the Company from October 1989 until August 1990 and as an Executive Vice President of the Company and in other positions from 1973 through June 1989.

         Mr. Street is a director of the Company and serves on the stock option committee of the board of directors of Nu-Tech Bio-Med, Inc. Mr. Feigenbaum, the Company's Vice-Chairman and also the Chairman of the Compensation Committee, is also the chairman of Nu-Tech Bio-Med, Inc.

CERTAIN TRANSACTIONS

         Mr. Rudy R. Miller served as a director of the Company and Chairman of the Audit Committee for five and on-half months of fiscal 1996 until his resignation on November 15, 1995. During such time and through December 31, 1995, the Company had engaged The Miller Group, of which Mr. Rudy Miller was a principal, to provide investor-relations services at a monthly rate of $5,500 (exclusive of out-of-pocket expenses).

         The Company has from time to time engaged and compensated firms for the purpose of advising, structuring and negotiating the private placement of securities. During fiscal 1995, the Company's Board of Directors approved the payment to Chriss Street & Co., an investment banking firm affiliated and controlled by Chriss W. Street, the Company's Chairman and Chief Executive Officer, of fees aggregating $100,000 based upon its determination that the amount of the investment banking fees charged were reasonable and on terms at least as favorable as the terms available from other professionals rendering such services. The Audit Committee reviewed the fees submitted by Chriss Street & Company and the Chairman recommended approval of the fees based upon an independent investment banking firm's opinion that the fees were standard market rate for the transaction.

         On February 1, 1995, the Company purchased certain assets of Alternative Psychiatric Centers, Inc. ("APC"), a behavioral medicine contract management company based in Southern California from Drew O. Miller, who joined the Company and is currently Chief Financial Officer and Chief Operating Officer. Such purchase price was $50,000 and included the assumption by the Company of certain operating leases. APC had two operating locations with three contract units offering inpatient and partial hospitalization services. The addition of these APC contracts contributed 11% of CareUnit's total operating revenues during fiscal 1995 although these contracts were owned by the Company for only four months during fiscal 1995.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, September 27, 1996.

                         COMPREHENSIVE CARE CORPORATION

                             By /s/ CHRISS W. STREET
                                -------------------------
                                Chriss W. Street
                          (Principal Executive Officer)

                              By /s/ KERRI RUPPERT
                                 ------------------------
                                  Kerri Ruppert
                  (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.

SIGNATURE                          TITLE                                  DATE
                                   Chairman,
                                   President and
                                   Chief Executive Officer
 /s/     CHRISS W. STREET          (Principal Executive Officer)      September 27, 1996
- ------------------------------
Chriss W. Street
                                   Senior Vice President, Secretary/
                                   Treasurer and
                                   Chief Financial Officer
                                   (Principal Financial and
 /s/    KERRI RUPPERT              Accounting Officer)                September 27, 1996
- -------------------------------
Kerri Ruppert



 /s/    J. MARVIN FEIGENBAUM       Vice Chairman                      September 27, 1996
- ------------------------------
J. Marvin Feigenbaum



 /s/   WILLIAM H. BOUCHER          Director                           September 27, 1996
- ------------------------------
William H. Boucher



 /s/    W. JAMES NICOL             Director                           September 27, 1996
- ------------------------------
W. James Nicol