Form 10-Q
period 1996-08-31
COMPREHENSIVE CARE CORP
filed 1996-10-16
CIK 22872

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549



                                   FORM 10-Q




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


      For the period ended August 31, 1996


[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


      For the transition period from _____________ to ______________


      Commission File Number 0-5751



                         COMPREHENSIVE CARE CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                      95-2594724
----------------------------------                   --------------------
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                    Identification No.)


        1111 Bayside Drive, Suite 100; Corona del Mar, California 92625
------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)


                                 (714) 222-2273
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes [X]   No [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



              Classes                         Outstanding at October 11, 1996
-------------------------------------         -------------------------------
Common Stock, par value $.01 per share                   2,948,682

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                     Index
                                     -----




                                                                                             Page
                                                                                             ----
Part I - Financial Information


    Item 1.  -  Condensed Consolidated Financial Statements


        Condensed consolidated balance sheets,
            August 31, 1996 and May 31, 1996  . . . . . . . . . . . . . . . . . . . . . . .    3

        Condensed consolidated statements of operations for
            the three months ended August 31, 1996 and August 31, 1995  . . . . . . . . . .    4

        Condensed consolidated statements of cash flows for
            the three months ended August 31, 1996 and August 31, 1995  . . . . . . . . . .    5

        Notes to condensed consolidated financial statements  . . . . . . . . . . . . . . .    6



    Item 2. -  Management's discussion and analysis of financial condition and
                  results of operations . . . . . . . . . . . . . . . . . . . . . . . . . .   12



Part II - Other Information

    Item 1. -  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

    Item 3. -  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . .   27

    Item 6. -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .   27

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

PART I. -  FINANCIAL INFORMATION

ITEM 1. -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                  August 31,        May 31,
                                                                                     1996            1996
                                                                                 -----------       --------
                                                                                 (Unaudited)        (Note)
ASSETS

Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .        $ 2,355          $ 4,433
     Accounts receivable, less allowance for
       doubtful accounts of $947 and $877 . . . . . . . . . . . . . . . . .          3,208            2,476
     Other receivables  . . . . . . . . . . . . . . . . . . . . . . . . . .          1,478            1,478
     Property and equipment held for sale . . . . . . . . . . . . . . . . .          1,221            1,233
     Other current assets  . . . . . . . . . . . . .  . . . . . . . . . . .            202              352
                                                                                   -------          -------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,464            9,972
                                                                                   -------          -------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . .         10,122            9,863
Less accumulated depreciation and amortization  . . . . . . . . . . . . . .         (3,703)          (3,590)
                                                                                   -------          -------
Net property and equipment  . . . . . . . . . . . . . . . . . . . . . . . .          6,419            6,273
                                                                                   -------          -------
Property and equipment held for sale  . . . . . . . . . . . . . . . . . . .          4,716            6,915
Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,147              212
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,610            1,746
                                                                                   -------          -------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $24,356          $25,118
                                                                                   =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities . . . . . . . . . . . . . . .        $11,556          $10,714
     Long-term debt in default (see Note 2) . . . . . . . . . . . . . . . .          9,538            9,538
     Current maturities of long-term debt . . . . . . . . . . . . . . . . .          2,374            2,464
     Unbenefited tax refunds received . . . . . . . . . . . . . . . . . . .          7,018            7,018
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .            390              410
                                                                                   -------          -------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .         30,876           30,144
                                                                                   -------          -------

Long-term debt, excluding current maturities  . . . . . . . . . . . . . . .             --               24
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            877              749
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,050            1,000

Commitments and contingencies (see Notes 2 and 6)

Stockholders' equity:
     Preferred stock, $50.00 par value; authorized 60,000 shares  . . . . .             --               --
     Common stock, $.01 par value; authorized 12,500,000 shares;
       issued and outstanding 2,864,684 and 2,848,685 shares  . . . . . . .             28               28
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .         44,051           43,931
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .        (52,526)         (50,758)
                                                                                   -------          -------
          Total stockholders' equity (deficit)  . . . . . . . . . . . . . .         (8,447)          (6,799)
                                                                                   -------          -------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . .        $24,356          $25,118
                                                                                   =======          =======

Note: The balance sheet at May 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)




                                                                                      Three Months Ended
                                                                                 ---------------------------
                                                                                 August 31,       August 31,
                                                                                    1996             1995
                                                                                 ----------       ----------

Revenues:

    Operating revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 8,993          $ 8,776

Costs and expenses:
    Direct healthcare operating expenses  . . . . . . . . . . . . . . . . .         8,169            7,715
    General and administrative expenses   . . . . . . . . . . . . . . . . .         1,654            1,270
    Restructuring expenses  . . . . . . . . . . . . . . . . . . . . . . . .           195               --
    Provision for doubtful accounts   . . . . . . . . . . . . . . . . . . .            47              280
    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .           162              348
                                                                                  -------          -------
                                                                                   10,227            9,613
                                                                                  -------          -------
Loss from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,234)            (837)

Other (income)/expenses:
    Gain on sale of assets  . . . . . . . . . . . . . . . . . . . . . . . .            (6)              --
    Non-operating loss  . . . . . . . . . . . . . . . . . . . . . . . . . .           250               --
    Interest income   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (45)             (10)
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .           336              454
                                                                                  -------          -------
Loss before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .        (1,769)          (1,281)
                                                                                  -------          -------

Provision (benefit) for income taxes  . . . . . . . . . . . . . . . . . . .            (1)              26
                                                                                  -------          -------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $(1,768)         $(1,307)
                                                                                  =======          =======

Net loss per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (0.62)         $ (0.50)
                                                                                  =======          =======




                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)

                                                                                      Three Months Ended
                                                                                  --------------------------
                                                                                  August 31,      August 31,
                                                                                     1996            1995
                                                                                  ----------      ----------
Cash flows from operating activities:

    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(1,768)         $(1,307)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .            162              348
    Provision for doubtful accounts   . . . . . . . . . . . . . . . . . . .             47              280
    Gain on sale of assets  . . . . . . . . . . . . . . . . . . . . . . . .             (6)              --
    Carrying costs incurred on property and equipment held for sale   . . .             --              (84)
    Increase in accounts receivable   . . . . . . . . . . . . . . . . . . .           (730)            (840)
    Decrease in other receivables   . . . . . . . . . . . . . . . . . . . .             15            2,750
    Decrease (increase) in other current assets and other assets  . . . . .            150             (123)
    Increase (decrease) in accounts payable and accrued liabilities . . . .            250              (58)
    Decrease (increase) in income taxes payable . . . . . . . . . . . . . .            (20)              29
    Increase (decrease) in other non-current liabilities  . . . . . . . . .              2              (43)
                                                                                   -------          -------
      Net cash provided by(used in) operating activities  . . . . . . . . .         (1,898)             952
                                                                                   -------          -------

Cash flows from investing activities:

    Proceeds (loss) from sale of property and equipment
      (operating and held for sale) . . . . . . . . . . . . . . . . . . . .            394              (46)
    Additions to property and equipment   . . . . . . . . . . . . . . . . .           (182)            (143)
                                                                                   -------          -------
      Net cash provided by (used in) investing activities   . . . . . . . .            212             (189)
                                                                                   -------          -------

Cash flows from financing activities:

    Proceeds from the issuance of common stock  . . . . . . . . . . . . . .             --              930
    Repayment of debt   . . . . . . . . . . . . . . . . . . . . . . . . . .           (392)          (2,436)
                                                                                   -------          -------
      Net cash used in financing activities   . . . . . . . . . . . . . . .           (392)          (1,506)
                                                                                   -------          -------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . .         (2,078)            (743)

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .          4,433            1,542
                                                                                   -------          -------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .        $ 2,355          $   799
                                                                                   =======          =======

Supplemental schedule of noncash operating, investing and financing activities:

    Purchase of HMS:

      Operating activities:

         Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . .        $    51
         Goodwill   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,066
         Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . .            227
         Accounts payable and accrued expenses  . . . . . . . . . . . . . .            642
         Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . .            399
                                                                                   -------
      Total operating activities  . . . . . . . . . . . . . . . . . . . . .        $ 2,385
                                                                                   =======

      Investing activities:

         Property plant and equipment   . . . . . . . . . . . . . . . . . .        $    95
                                                                                   =======

      Financing activities:

         Current maturities of long term debt   . . . . . . . . . . . . . .        $   278
         Stock issued for purchase  . . . . . . . . . . . . . . . . . . . .            120
                                                                                   -------
      Total financing activities  . . . . . . . . . . . . . . . . . . . . .        $   398
                                                                                   =======

                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1-- BASIS OF PRESENTATION

        The condensed consolidated balance sheet as of August 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three month periods ended August 31, 1996 and August 31, 1995 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended August 31, 1996 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

        The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended May 31, 1996, on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

        The Company's financial statements are presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred significant losses from operations in fiscal 1996 and reported an operating loss for the first quarter of fiscal 1997. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems and the realization of the Company's plan of operations and the consolidated financial statements do not include any adjustments that might result from an unfavorable outcome of this uncertainty (see Note 2--"Operating Losses and Liquidity").

        The weighted average number of shares outstanding used to compute loss per share were 2,855,000 for the three months ended August 31, 1996 and 2,599,000 for the three months ended August 31, 1995.

NOTE 2-- OPERATING LOSSES AND LIQUIDITY

        At August 31, 1996, the Company had cash and cash equivalents of $2,355,000. The Company used $1.9 million in its operating activities, provided $0.2 million from its investing activities and utilized $0.4 million in its financing activities. The Company reported a net loss of $1.8 million for the quarter ended August 31, 1996, versus a net loss of $1.3 million for the quarter ended August 31, 1995. As a result, the Company has an accumulated deficit of $52.5 million and a total stockholders' deficiency of $8.5 million as of August 31, 1996. Additionally, the Company's current assets at August 31, 1996 amounted to approximately $8.5 million and current liabilities were approximately $30.9 million, resulting in working capital deficiency of approximately $22.4 million and a negative current ratio of 1:2.7. The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to dispose of certain of its freestanding facilities.

         Included in current and non-current assets are three hospital facilities designated as property and equipment held for sale with a total carrying value of $5.9 million. In August 1996, the Company sold one of its non-operating facilities and also closed an operating facility due to poor performance. The Company used the proceeds from the sale of the facility to pay off secured debt and for other working capital purposes. As part of the transaction related to this sale, the Company took back a note on the property. The provisions of the note allow the buyer a discount if the note is redeemed in the first six months. In the event the buyer exercises this option, the
proceeds to the Company would be an additional $1.55 million.   In the first
quarter of fiscal 1997, the Company entered into escrow for the sale of another facility which is scheduled to close during the second quarter. Accordingly, this non-operating property is classified as current property held for sale.

        Included in current liabilities are $9.5 million of Debentures in default, immediately due and payable on account of acceleration and $1.9 million of accrued interest as a result of the Company's failure to make scheduled

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


payments of interest on the Debentures commencing in October 1994. The Company has agreed to use its best efforts to provide an opportunity for Debenture holders to tender their Debentures pursuant to an exchange offer to be made by the Company. This proposed transaction requires the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to obtain and expend up to $5.5 million of cash during fiscal 1997, over and above cash required to fund other financing, operating and investing needs. Additionally, the proposed Debenture exchange provides for the Company to issue $120 worth of its common stock at a defined value for each $1,000 of Debentures. The transaction may be contingent upon the Company's ability to make certain filings with the Securities and Exchange Commission. Due to the longer than anticipated time frame in implementing the exchange offer, the Company is considering, and may, among other things, adjust the terms of the exchange offer. The ability to timely proceed with any such proposed filings will, in part, depend upon the ability of the Company to obtain a consent from its prior auditors for the use of their report on the Company's consolidated financial statements in such filings. Failure to obtain Debenture holder approval or to accomplish the Debenture exchange, or, in the alternative, a failure of the Company and the Debenture holders to otherwise reach a settlement, may cause the Debenture holders to pursue an involuntary bankruptcy of the Company and/or the Company to take alternative actions that may include filing for voluntary protection from creditors. Alternatively, if the Debenture exchange is accomplished, the reduction of the Debenture's debt service requirement would decrease the Company's future cash flow requirements. (The foregoing summary does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations.)

        Also included in current maturities of long-term debt is approximately $2.0 million which represents the Company's obligation pursuant to its Secured Convertible Note due in January 1997. Although the Company intends to convert this Note into Common Stock prior to its maturity, there can be no assurance that it will consummate the transaction prior to January 1997.

        These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

        In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold as management continues to implement plans for expanding the Company's managed care and behavioral medicine contract management operations. During fiscal 1996, the Company established an additional restructuring reserve of $0.1 million for severance and other cash outlays related to the planned facility closure and disposition which occurred during the first quarter of fiscal 1997. In addition, in July 1996, the Company closed the administrative offices of Comprehensive Care Integration ("CCI") located in San Ramon, California. Closure of this office and several non-performing contract units are part of the planned restructuring of these operations. The impact of this restructuring is approximately $0.2 million and is reflected in the Company's statements of operations for the first quarter of fiscal 1997. The following table sets forth the activity to the restructuring reserve during the first quarter of fiscal 1997:


                                                                 CHARGES
                                              MAY 31,      -----------------                 AUGUST 31,
                                               1996        INCOME    EXPENSE     PAYMENTS      1996
                                              ------       ------    -------     --------    ---------
                                                              (AMOUNTS IN THOUSANDS)
         Restructuring reserve:
         ----------------------
         Severance  . . . . . . . . . . . .    $ 81         $ --      $ 50       $ (27)        $104
         Operations/corporate relocation  .     296           --       145         (76)         365
                                               ----         ----      ----       -----         ----
                                               $377         $ --      $195       $(103)        $469
                                               ====         ====      ====       =====         ====

        In previous years, the Company was obligated to support and fund certain poorly performing freestanding facilities that now have been closed, including two such facilities closed in fiscal 1996 and another in fiscal 1997 (see Note 4--"Property and Equipment Held for Sale"). As a result, the
Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1996 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1996 and 1997, known contract and cyclical changes, and also giving consideration to cash on hand at August 31, 1996 of $2.4 million, management expects the Company to be able to meet its cash obligations required by operations during the next year, including the Company's obligations under the Debentures provided that the acceleration has been rescinded. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



        To provide funds for the Debenture exchange and/or additional operating needs, in addition to cash on hand, the Company also anticipates utilizing one or more of the following potential sources of cash to provide funds for additional operating needs:

        o The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than November 1997 if offered by the Company.

        o The Company filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. The Company received the full refund claim for fiscal 1995 in October 1995. In September 1996, the Company filed its fiscal 1996 Federal tax return and also filed a Form 1139. These filings indicate a refund to the Company in the amount of $5.5 million. The Company received a refund in the amount of $5.4 million during the second quarter of fiscal 1997. The Company has also filed amended Federal tax returns for prior years to claim refunds for an additional $7.7 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. The Company is currently under audit by the IRS regarding its 1995 Federal tax return and the amended returns for prior years. Accordingly, no assurances can be made to the Company's entitlement to such refunds or the timing of the receipt thereof (see Note 5--"Income Taxes").

        o Included in property and equipment held for sale is one hospital facility currently under contract to be sold. The sale of this facility is scheduled to close during the second quarter of fiscal 1997. The proceeds from the sale are expected to be $1.3 million.

        o Included in assets held for sale (non-current) are two hospital facilities designated as property and equipment held for sale with a total carrying value of $4.7 million. The Company expects to sell these facilities during fiscal 1997. In addition, the Company sold a non-operating facility during the first quarter of fiscal 1997. As part of this transaction, the Company took back a note on the property with provisions that allow the buyer a discount if the note is redeemed in the first six months. In the event the buyer exercises this option, the proceeds to the Company would be $1.55 million. Proceeds from the sales of such assets may not be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1997, to fund expansion of the Company's operations.

        o In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a $3.0 million bond for the amount of the award and has filed an appeal of the judgment. Management is unable to predict the outcome and whether any proceeds from this judgment will be received in fiscal 1997 (see Note 6--"Commitments and Contingencies").

        All of these potential sources of additional cash in fiscal 1997 are subject to variation due to business and economic influences outside the Company's control. There can be no assurance that during fiscal 1997 the Company will complete the transactions required to fund its working capital deficit.

NOTE 3-- ACQUISITIONS AND DISPOSITIONS

        On July 25, 1996, the Company consented to closing the acquisition of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan Inc. and Behavioral Healthcare Management, Inc. (hereafter collectively referred to as "HMS"). The Company consented to the closing reserving its rights to assert certain claims against the Sellers and others. (See Note 6-- Commitments and Contingencies). HMS contracts with commercial and governmental agencies to provide managed behavioral health care programs to patients in Michigan and Ohio.
Additionally, HMS provides the following on a contract basis:

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


case management (precertification, concurrent review, quality assurance, retrospective chart reviews, peer review and clinical audits as requested by their clients), claims review, network development, credentialing and management of clinical services for hospitals and community providers. The Company recorded the acquisition using the purchase method of accounting. The Company's Condensed Consolidated Financial Statements for the quarter ended August 31, 1996 reflect the results of operations for HMS for the period of July 25, 1996 through August 31, 1996. In conjunction with this acquisition, the Company issued 16,000 shares of its Common Stock. In addition, certain provisions of the employment agreements with the Sellers provide for an additional earn out of stock warrants based on performance. The Company recorded $1.1 million in goodwill related to the acquisition which will be amortized on a straight line basis over 20 years.

        On August 12, 1996, the Company sold a non-operating facility in Costa Mesa, Calif. As part of this transaction, the Company took back a note equal to 83% of the selling price. This note provides the buyer with an incentive option should the note be paid off in full on or before January 12, 1997. In the event the buyer elects this option, he will receive a 21% discount on the note. Given this sale is highly leveraged, the Company has elected not to recognize any income on this sale. In the event the buyer exercises this option, the proceeds to the Company would be $1.55 million and the Company would recognize a loss of approximately $273,000. If the buyer does not exercise this option, the Company will recognize a gain on the sale of $127,000 using the installment method of accounting. Under the installment method, the Company would have recognized a gain on the disposal of assets of approximately $21,600 for the first quarter of fiscal 1997.

NOTE 4-- PROPERTY AND EQUIPMENT HELD FOR SALE

        The Company has decided to dispose of certain freestanding facilities and other assets (see Note 2--"Operating Losses and Liquidity"). Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with a historical net book value of approximately $11.4 million at August 31, 1996, is carried at estimated net realizable value of approximately $5.9 million. Operating revenues and operating expenses of the facilities designated for disposition were approximately $0.2 million and $0.4 million, respectively for the three months ended August 31, 1996.

        Property and equipment held for sale, which are under contract and expected to be sold within the next twelve month period, are shown as current assets on the consolidated balance sheets. Gains and losses on facilities have been reflected in the statement of operations. Any impairments to the net realizable value of property and equipment held for sale have also been recorded in the statement of operations. One of the three closed freestanding facilities included in property and equipment held for sale is currently under a sales contract.

        A summary of the transactions affecting the carrying value of current and non-current property and equipment held for sale for the three months ended August 31, 1996, is as follows (in thousands):

        Balance as of May 31, 1996  . . . . . . . . . . . .       $ 8,148
        Carrying value of assets sold   . . . . . . . . . .        (2,211)
                                                                  -------
        Balance as of August 31, 1996   . . . . . . . . . .       $ 5,937
                                                                  =======

NOTE 5-- INCOME TAXES

        On July 20, 1995, the Company filed its Federal income tax return for fiscal 1995. On August 4, 1995, the Company filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses under Section 172(f) requesting a refund to the Company in the amount of $9.4 million. On August 30, 1995, the Company also filed amended Federal tax returns for several prior years to carry back losses under Section 172(f). The refunds claimed

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


on the amended returns are approximately $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983 and $0.4 million for 1982. On September 20, 1996, the Company filed its Federal income tax return for fiscal 1996, and subsequently filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses described in Section 172(f) requesting a refund to the Company in the amount of $5.5 million. On October 4, 1996, the Company received $5.4 million related to its 1996 Federal income tax return. The total refunds applied for are $22.6 million, $7.7 million for amended prior years' returns, $9.4 million for fiscal year 1995, and $5.5 for fiscal year 1996. Section 172(f) is an area of the tax law without guiding legal precedent. There may be opposition by the Internal Revenue Service ("IRS") as to the Company's ability to obtain benefits from refunds claimed under this section. Therefore, no assurances can be made as to the Company's entitlement to all claimed refunds.

        In October 1995, the Company received a $9.4 million refund for fiscal 1995. Of this refund, $2.4 million was recognized as a tax benefit during the second quarter of fiscal 1996. Receipt of the 1995 Federal tax refund does not imply IRS approval. Due the lack of legal precedent regarding Section 172(f), the remaining amount, $7.0 million, is reflected on the Company's consolidated balance sheets in unbenefited tax refunds received. In addition, during the second quarter of fiscal 1996, the Company recorded a tax benefit of $0.2 million, which is related to prior years' returns. The Company paid a contingency fee of $1.9 million related to the 1995 refund. In the event the IRS Appeals Office determines that the Company is not entitled to all or a portion of the deductions under Section 172(f), this fee is reimbursable to the Company proportionately. Of the $1.9 million, the Company expensed $0.5 million during the second quarter of fiscal 1996, which is the amount of fees related to the tax benefit recognized by the Company. The remaining $1.4 million is reflected in the Company's financial statements as other receivables.

        The Company is currently under audit by the IRS related to its 1995 Federal income tax return and the amended returns for prior years.

NOTE 6-- COMMITMENTS AND CONTINGENCIES

        On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgment with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgment as a matter of law, which the court denied in its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. RehabCare filed its first brief to set forth argument on January 29, 1996, the Company filed its brief on March 19, 1996 and RehabCare filed its reply on April 6, 1996. Verbal argument was heard by the District Court in June 1996 and the Company expects to hear a determination in the next several months. Although the Company feels that RehabCare will not prevail in its appeal, the Company has not recognized any gain with relation to the judgment. Any effect from the outcome of this lawsuit will not have a material adverse impact on the Company's results of operations.

        On December 27, 1995, AGCA, Inc. and Merit Behavioral Care Systems Corporation filed a lawsuit against a subsidiary of the Company, one of its employees, and other non-related parties. The cause, originally filed in Travis County, has been moved to the 101st District Court of Dallas County (Case No. 962970E). On January 29, 1996, AGCA, Inc. also filed a lawsuit against a subsidiary of the Company and one of its employees in the U.S. District Court, Tampa Division (Case No. 95-15768). Both lawsuits seek injunctive relief and the Texas action includes a claim of conspiracy. Plaintiffs agreed to mediate both the Texas and Florida actions, on September 3, 1996, in Tampa, Florida. On September 4, 1996, the Company settled this dispute. The settlement agreement and release requires a payment by the Company's subsidiary and its employee of $325,000. In addition, the subsidiary's employee agreed not to solicit certain customers until after May 15, 1997. Reflected in the Company's statement of operations

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


for the first quarter of fiscal 1997 is a charge of $250,000 which represents the net amount paid by the Company. The Company paid the settlement amount on September 21, 1996.

        The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of HMS. The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. (See Note 3--Acquisitions and Dispositions).
In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division, against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. An answer has not yet been interposed and no discovery has commenced. The action, therefore, is in its formative stages and the Company believes it has good and meritorious defenses and that HMS has meritorious claims in its arbitration. The Company believes that it may have claims arising from this transaction against the accountants and legal counsel of HMS as well as HMS's lending bank. These claims are presently being investigated and have not as yet been quantified. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

        Subsequent to the completion of the closing on July 25, 1996, the Company entered into negotiations with the Sellers or their representatives relating to the disposition of the claims with respect to which the Company had reserved its rights. On September 6, 1996, the Company instituted an arbitration against the Sellers with the American Arbitration Association in Orange County, California seeking, among other things, damages from the Sellers which the Company sustained by reason of the inaccuracies of the representations and warranties made by the Sellers and for the indemnification from each of the Sellers as provided for under the terms of the Stock Purchase Agreement. The Sellers have not interposed their answers to the arbitration, and the arbitration is therefore in its formative stages. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

        In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to Common Stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards. Management anticipates success in "global restructuring" (see "Management's Discussion and Analysis of Financial Condition") will be necessary in order to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter fiscal 1995 and first and fourth quarters of fiscal 1996 to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders. No assurance can be given as to the actions that the NYSE may take or that the steps of the restructuring will be successfully completed.

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

NOTE 7-- EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

        On September 4, 1996, the Company settled its dispute with AGCA, Inc. and Merit Behavioral Care Systems Corporation (see Note 6--"Commitments and Contingencies").

        On September 6, 1996, the Company initiated arbitration against the Sellers of HMS (see Note 6--"Commitments and Contingencies").

        On October 4, 1996, the Company received its refund claim for its fiscal 1996 Federal income tax return in the amount of $5.4 million (see Note 5--"Income Taxes").

ITEM 2.-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factor's -- Important Factor Related to Forward-Looking Statements and Associated Risks."

General
-------

        In response to continuing changes in the behavioral health care industry, the Company has made significant changes in its operations, including the divestiture of many freestanding facilities, so that the Company can focus on its network solutions related to managed care and behavioral medicine contract management operations. During fiscal 1996, managed care operations experienced significant growth through internal development and the expansion into new behavioral health managed care markets and products. In addition, the Company acquired four companies in Michigan which provide managed care behavioral health services. The addition of these companies increased covered lives by approximately 32,700 during the first quarter of fiscal 1997. The following table sets forth operating revenues of the Company's managed care, behavioral medicine contracts and hospital operations for the selected quarterly periods:


                                                             Three months ended
                                                      ---------------------------------
                                                      August 31,   May 31,   August 31,
                                                         1996       1996        1995
                                                      ----------   -------   ----------
    Comprehensive Behavioral Care operations  . . .      61%         56%         39%
    Comprehensive Care Integration operations  .  .      17          17          17
    Freestanding operations   . . . . . . . . . . .      19          26          43
    Corporate services  . . . . . . . . . . . . . .       3           1           1
                                                        ---         ---         ---
                                                        100%        100%        100%
                                                        ===         ===         ===

        As a result of the Company's continued negative results from operations, the Company has had difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. During the first quarter of fiscal 1997, the Company has utilized the proceeds from the sale of assets, and available cash on hand to fund its working capital deficit.

Global Restructuring
--------------------

        In early fiscal 1995, Management developed a "global restructuring" plan intended to address the Company's immediate challenges and to return to a base of profitability for future success. Management has achieved all of the stated objectives in the global restructuring plan except the restructuring of the Company's financial obligations represented by the Company's 7 1/2% Convertible Subordinated Debentures (the "Debentures").

           During fiscal 1996, the Company recorded $0.1 million in restructuring charges related to the Company's planned closure and disposition of its freestanding facility in Cincinnati, Ohio which occurred during the first quarter of fiscal 1997. The components of this charge are predominately severance to hospital employees. Closure of this facility is consistent with the Company's global restructuring plans and will eliminate the funding of operating losses and cash flow deficits required by this facility.

        In addition, in July 1996, the Company closed the administrative offices of Comprehensive Care Integration located in San Ramon, California. Closure of this office and several non-performing contract units are part of the planned restructuring of these operations. The impact of this restructuring was approximately $0.2 million and is reflected in the Company's statements of operations for the first quarter of fiscal 1997. The components of this charge are severance to administrative and clinical staff and other related cash outlays. Closure of this office and contract units will reduce the funding by the Company to meet operating losses and cash flow deficits required by these operations. The following table sets forth the activity to the restructuring reserve during the first quarter of fiscal 1997:


                                                                 CHARGES
                                              MAY 31,      -----------------                 AUGUST 31,
                                               1996        INCOME    EXPENSE     PAYMENTS      1996
                                              ------       ------    -------     --------    ---------
                                                              (AMOUNTS IN THOUSANDS)
         Restructuring reserve:
         ----------------------
         Severance  . . . . . . . . . . . .    $ 81         $ --      $ 50       $ (27)        $104
         Operations/corporate relocation  .     296           --       145         (76)         365
                                               ----         ----      ----       -----         ----
                                               $377         $ --      $195       $(103)        $469
                                               ====         ====      ====       =====         ====

         In August 1996, the Company sold its non-operating freestanding facility in Costa Mesa, California which had been closed in November 1995 due to poor performance. The Company utilized the proceeds received from the sale to reduce secured debt and other working capital purposes. One of the three non-operating freestanding facilities is currently under contract to be sold and is scheduled to close escrow during the second quarter of fiscal 1997.

         The Company is seeking to restructure its obligations under the Debentures, and is currently in default as a result of the Company's failure to make scheduled payments of interest (see Note 2 to the Company's Condensed Consolidated Financial Statements included herein). During the fourth quarter of fiscal 1995, the Company entered into a letter of agreement with a representative of holders of the Debentures. The agreement provides, among other things, that the Company provide an opportunity to holders of the Debentures to tender their Debentures to the Company pursuant to an exchange offer to be made by the Company to the holders of the Debentures. Although the Company has filed documents for an exchange offer with the Securities and Exchange Commission, there can be no assurance that the exchange offer will be successfully completed. In connection with the offer, the Company is seeking to rescind the Debenture acceleration from the holders of a majority in principal amount of the Debentures. Due to the longer than anticipated time frame for implementing the exchange offer, the Company may, among other things, adjust the terms of the exchange offer. Failure to consummate the Debenture exchange offer may result in the Company considering alternative actions including filing for voluntary protection from creditors. The foregoing is intended to disclose an event, and does not constitute an offer to the holders of the Debentures


RESULTS OF OPERATIONS

Statistical Information
-----------------------

        The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:
Three months ended


                                                                  August 31,     May 31,       August 31,
                                                                     1996         1996           1995
                                                                  ----------    ---------      ----------
         Managed care operations:
             Covered lives  . . . . . . . . . . . . . . . . .     1,147,664     1,037,413       679,812

         Patient days:
             Freestanding facilities  . . . . . . . . . . . .         1,516         1,803         3,778
             Behavioral medicine contracts  . . . . . . . . .         2,986         4,383         5,534

         Freestanding facilities:
             Occupancy rate . . . . . . . . . . . . . . . . .            29%           29%           18%
             Admissions . . . . . . . . . . . . . . . . . . .           312           331           573
             Average length of stay (days)  . . . . . . . . .             5             6             7

         Behavioral medicine contracts:
             Average occupied beds per contract . . . . . . .             5             5             5
             Admissions . . . . . . . . . . . . . . . . . . .           464           492           770
             Average length of stay (days) .  . . . . . . . .             6             6             8

         Total beds available at end of period:
             Freestanding facilities  . . . . . . . . . . . .            58            58           237
             Behavioral medicine contracts  . . . . . . . . .            82           132           141

Three Months Ended August 31, 1996 Compared to Three Months Ended May 31, 1996
------------------------------------------------------------------------------

             The Company reported a pretax loss of approximately $1.8 million for the first quarter of fiscal 1997, an improvement of approximately $0.7 million or 28% from the pretax loss of approximately $2.5 million reported for the fourth quarter of fiscal 1996. Included in the net loss for the first quarter of fiscal 1997 is a legal settlement of $0.3 million (see Note 6 to Company's Condensed Consolidated Financial Statements included herein) and $0.2 million in restructuring charges.

             Operating revenues for the first quarter of fiscal 1997 increased by $0.5 million or 6% from the fourth quarter of fiscal 1996. The first quarter of fiscal 1997 includes an increase in managed care and contract operations revenues of $0.7 million and $0.1 million, respectively, as compared to the fourth quarter of fiscal 1996. This increase in managed care and contract operations revenues was partially offset by the decline in operating revenues from freestanding facilities of $0.6 million or 25% due to the sale and closure of two facilities during the second quarter of fiscal 1996 and the closure of a third facility during the first quarter of fiscal 1997.

             Operating expenses increased slightly by $0.4 million or 5% in the first quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996. Operating expenses for freestanding operations experienced a decline of $0.5 million or 26% as a result of reduced admissions and patient days and was partially offset by an increase of $0.4 million or 9% in operating expenses related to managed care operations. General and administrative expenses decreased by approximately $0.2 million from the fourth quarter of fiscal 1996 as a result of lower corporate overhead expenses during the first quarter of fiscal 1997. During the first quarter of fiscal 1997, a decline in depreciation and amortization expenses of $1.0 million is related to the write-off of goodwill during the fourth quarter of fiscal 1996 of $0.8 million.

         The Company entered into a Stock Purchase Agreement to purchase the outstanding Common Stock of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan, Inc. and Behavioral Healthcare Management, Inc. (hereinafter collectively referred to as "HMS"). Such Stock Purchase Agreement was subject to certain escrow provisions and other contingencies. On July 25, 1996, the Company consented to closing, reserving its rights to assert certain claims against the Sellers and others. The Company instituted an arbitration against the Sellers seeking, among other things, damages from the Sellers which the Company sustained by reason of the inaccuracies of the representations and warranties made by the Sellers (see Note 6 to the Condensed Consolidated Financial Statements included herein).

Managed Care Operations
-----------------------

         The following table reflects covered lives by major product provided:


                                                                August 31,      May 31,    August 31,
                                                                    1996          1996        1995
                                                                ----------    ---------    ----------
         Carve-out (capitated)  . . . . . . . . . . . . . . .    1,073,148      949,341       593,241
         Blended products . . . . . . . . . . . . . . . . . .        4,601        4,579         3,513
         EAP services . . . . . . . . . . . . . . . . . . . .       69,915       83,493        83,058
                                                                 ---------    ---------       -------
             Total covered lives  . . . . . . . . . . . . . .    1,147,664    1,037,413       679,812
                                                                 =========    =========       =======

         During the first quarter of fiscal 1997, covered lives increased by 10.3% from May 31, 1996. Of this increase, covered lives for existing contracts experienced a 4% increase. The remaining growth, approximately 73,800 lives, relates primarily to new contracts added in Florida and Texas and the acquisition of HMS in Michigan.

         Comprehensive Behavioral Care ("Comprehensive Behavioral") contracts with a variety of sources on a capitated basis. The Company attempts to control its risk by entering into contractual relationships with healthcare providers, including hospitals and physician groups on a sub-capitated, discounted fee-for-service or per case basis. The Company's contracts typically exclude capitation risk for chronic care patients. Comprehensive Behavioral believes that it distinguishes itself from its competition by being the "science-based" provider of care and manages all clinical programs based upon proven treatment technologies.

         In the first quarter of fiscal 1997, operating revenues increased by $0.7 million compared to the fourth quarter of fiscal 1996. Operating expenses also increased by $0.4 million in the first quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996. In addition, general and administrative expenses decreased to $0.5 million in the first quarter of fiscal 1997 as compared to $0.7 million reported for the fourth quarter of fiscal 1996. The first quarter of fiscal 1997 results include a non-recurring charge of $0.3 million related to a legal settlement (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein). As a result, the net operating loss for Comprehensive Behavioral for the first quarter of fiscal 1997 was $0.6 million, an improvement of $0.3 million from the net operating loss of $0.9 million in the fourth quarter of the prior year.

Behavioral Medicine Contracts
-----------------------------

         In the first quarter of fiscal 1997, Comprehensive Care Integration operating revenues increased slightly by $0.1 million or by 6% from the fourth quarter of fiscal 1996 and operating expenses decreased by $0.1 million or 4%. The results of CCI for the first quarter of fiscal 1997 includes a restructuring charge of $0.2 million related to the planned closure of the administrative offices in San Ramon, California and several non-performing contract units. The cumulative result of the above resulted in an decrease in CCI's net operating loss by $0.1 million to $0.5 million as compared to fourth quarter of fiscal 1996.

         During the first quarter of fiscal 1997, patient days of service at behavioral medicine contracts declined by approximately 2% from 2,972 patient days to 2,914 patient days. This decline was due predominately to closure of one contract unit during the first quarter of fiscal 1997. Units which were operational for both the first quarter of fiscal 1997 and the fourth quarter of fiscal 1996 experienced a 14% increase in utilization to 2,831 patient days from 2,485 patient days. Average net revenue per patient day at these units remained constant during the two periods. Therefore, the net result was an increase in overall net inpatient operating revenues of 4% to $0.4 million.
Net outpatient revenues for programs operational for both quarters at these units increased 4% to approximately $1.0 million in the first quarter of 1997 from approximately $0.9 million in the fourth quarter of fiscal 1996.

         The following table sets forth quarterly utilization data on a "same store" basis:


                                                    Same Store Utilization
                                                   -------------------------
                                                   Fiscal 1997   Fiscal 1996
                                                   1st Quarter   4th Quarter
                                                   -----------   -----------

   Admissions . . . . . . . . . . . . . . . . . . .    453           391
   Average length of stay . . . . . . . . . . . . .    6.2           6.3
   Patient days . . . . . . . . . . . . . . . . . .  2,831         2,485
   Average occupancy rate . . . . . . . . . . . . .   38.4%           33%

         For units operational for the first quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996, operating expenses decreased 4% and operating revenues increased. The result of these changes converted an operating loss of $40,100 into an operating profit of $27,500.

Freestanding Operations
-----------------------

         Operating revenues from freestanding operations decreased by $0.6 million or by 25% during the first quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996. In addition, operating expenses declined 32% or $0.7 million in the first quarter of fiscal 1997. Results for the fourth quarter of fiscal 1996 include a non-recurring charge related to restructuring of $0.1 million for the planned closure of the Company's freestanding facility in Cincinnati, Ohio. The decline in operating revenues offset by the significant decrease in operating expenses, resulted in an improvement in hospital operations net operating loss for the first quarter of fiscal 1997 by $0.5 million compared to losses reported in the fourth quarter of fiscal 1996.

         Admissions in the first quarter of fiscal 1997 decreased to 312 from 331 in the fourth quarter of fiscal 1996, an overall decline of 6%. This decline is primarily due to the closure of one operating facility during the first quarter of fiscal 1997. The following table sets forth selected quarterly utilization data on a "same store" basis:


                                                      Same Store Utilization
                                                     -------------------------
                                                     Fiscal 1997   Fiscal 1996
                                                     1st Quarter   4th Quarter
                                                     -----------   -----------
     Admissions . . . . . . . . . . . . . . . . . .       312           294
     Average length of stay . . . . . . . . . . . .         5             6
     Patient days . . . . . . . . . . . . . . . . .     1,516         1,666

         Net revenue per patient day for "same store" facilities increased to $1,105 for the first quarter of fiscal 1997 from $723 for the fourth quarter of fiscal 1996. Admissions increased for the quarter from 294 in the fourth quarter of fiscal 1996 to 312 in the first quarter of fiscal 1997. The slight increase in admissions combined with the decline in length of stay was offset by an increase in outpatient revenues. The results of these changes increased net outpatient/daycare revenues to $1.5 million in the first quarter of fiscal 1997 from $1.0 million in the prior quarter.

         Operating expenses at the Company's freestanding facilities on a "same store" basis increased $0.2 million and bad debt expense did not change from the fourth quarter of fiscal 1996. As a result, net operating income increased by $0.3 million to $0.1 million for the first quarter of fiscal 1997 as compared to the prior quarter.

Three Months Ended August 31, 1996 Compared to Three Months Ended
August 31, 1995
-----------------------------------------------------------------

         The Company reported a net loss of approximately $1.8 million or $0.62 per share for the quarter ended August 31, 1996, an increase of approximately $0.5 million or $0.12 per share from the net loss of $1.3 million or $0.50 per share reported for the quarter ended August 31, 1995. Included in the three months ended August 31, 1996, are non-recurring charges of $0.3 million for a legal settlement (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein), and $0.2 million in restructuring charges. Included in the three months ended August 31, 1995 is a credit of $0.4 million related to a settlement claim the Company filed against its fidelity bond carrier during fiscal 1993. As a result, $0.4 million was recorded as a credit to general and administrative expenses which is where the original costs related to the claim where charged.

         Operating revenues remained fairly constant at $9.0 million for the first quarter of fiscal 1997 and $8.8 million for the first quarter of fiscal 1996. A 56% decrease in revenues was experienced by freestanding facilities due to the significant decline in hospital operations which was offset by a 61% increase in managed care revenues. In addition, revenues for behavioral medicine contract operations increased by 2% during the first quarter of fiscal 1997 as compared to the same period a year ago. Operating expenses increased in the first quarter of fiscal 1997 by 6% or $0.6 million compared to the same quarter of fiscal 1996. This increase in operating expenses was attributable to a decrease of 59% related to freestanding operations, which was offset by an increase in operating expenses for managed care operations of 77% and contract operations of 3%.

         General and administrative expenses increased by $0.4 million during the first quarter of fiscal 1997 compared to the same quarter of fiscal 1996. This increase is due to the credit of $0.4 million recorded in the first quarter of fiscal 1996 and an increase in general administrative expenses related to managed care operations. Exclusive of this credit, general and administrative expenses for the quarter ended August 31, 1996 remained constant as compared to the quarter ended August 31, 1995. The provision for doubtful accounts declined by 84% during the first quarter of fiscal 1997 compared to the same quarter a year ago, as a result of a significant decline in hospital operations. In addition, depreciation and amortization expense declined in the first quarter of fiscal 1997 by $0.2 million or 53% as compared to the same quarter a year ago. This decline is due to the write-off of goodwill of $0.8 million which occurred in the fourth quarter of fiscal 1996.

Managed Care Operations
-----------------------

         During the first quarter of fiscal 1997, the number of covered lives increased to 1,147,664 or by 69% as compared to the same quarter of fiscal 1996. Of this increase covered lives for existing contracts experienced a 14.6% increase. The remaining growth, 372,831 covered lives, relates primarily to new contracts and the acquisition which occurred in July 1996.

         In the first quarter of fiscal 1997, operating revenues increased by 61% to $5.5 million compared to the first quarter of fiscal 1996 of $3.4 million. Operating expenses also increased by $2.1 million or 66% in the first quarter of fiscal 1997 as compared to the same quarter of fiscal 1996. Included in operating expenses for the first quarter of fiscal 1997, are approximately $0.2 million in costs associated with the expansion into Texas related to new contracts commencing in August and September 1996. General and administrative expenses increased by $0.1 million or by 14% in the first quarter of fiscal 1997 as compared to the same quarter a year ago. The first quarter of fiscal 1997 also includes a non-recurring charge for a legal settlement of $0.3 million. As a result, the net operating loss for Comprehensive Behavioral for the first quarter of fiscal 1997 was $0.6 million, as compared to $0.2 million from the first quarter of fiscal 1996.

Behavioral Medicine Contracts
-----------------------------

         In the first quarter of fiscal 1997, CCI's operating revenues increased by 2% from the first quarter of fiscal 1996 and operating expenses increased by 6.3%. General and administrative expenses increased by $0.1 million or 29% in the first quarter of fiscal 1997 as compared to the same period a year ago. Included in the results for the first quarter of fiscal 1997 is a non-recurring charge of $0.2 million in restructuring charges. The cumulative effect of the above resulted in an increase in CCI's net operating loss by $0.2 million for the first quarter of fiscal 1997 from the same quarter of fiscal 1996 to $0.5 million.

         During the first quarter of fiscal 1997, patient days of service at behavioral medicine contracts declined by approximately 47% from 5,534 patient days to 2,914 patient days. Units which were operational for both the first quarters of fiscal 1997 and 1996 experienced a 7% decrease in utilization to 2,794 patient days. Average net revenue per patient day at these units increased by 5% from the same quarter a year ago. Therefore, the net result of these fluctuations was a decline in overall net inpatient operating revenues of 2%. Net outpatient revenues for programs operational for both quarters increased from approximately $0.6 million in the first quarter of 1996 to approximately $0.9 million in the first quarter of fiscal 1997.

         The following table sets forth quarterly utilization data on a "same store" basis:


                                                          Same Store Utilization
                                                        -------------------------
                                                        Fiscal 1997   Fiscal 1996
                                                        1st Quarter   1st Quarter
                                                        -----------   -----------
     Admissions . . . . . . . . . . . . . . . . . . . .     444           413
     Average length of stay . . . . . . . . . . . . . .     6.2           7.3
     Patient days . . . . . . . . . . . . . . . . . . .   2,831         3,004
     Average occupancy rate . . . . . . . . . . . . . .      41%           41%

        For units operational for both quarters, operating expenses increased by 3% to $0.3 million, when combined with the decrease in operating revenues resulted in operating income at the unit level decreasing by 18% from the first quarter of fiscal 1996.

Freestanding Operations
-----------------------

        Operating revenues for freestanding operations decreased by $2.1 million or by 56% during the first quarter of fiscal 1997 compared to the same quarter a year ago. During fiscal 1997, the Company sold one non-operating facility and closed one operating facility due to poor performance. As a result, operating expenses declined $2.2 million or 59% in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. The provision for doubtful accounts also declined during the first quarter of fiscal 1997 by $0.2 million or 84%. Depreciation and amortization expense declined by $0.2 million as a result of the closure of a freestanding facility as part of the Company's global restructuring plan and the writeoff of goodwill during fiscal 1996.

        Admissions in the first quarter of fiscal 1997 decreased to 312 from 573 in the first quarter of the prior year, an overall decrease of 46%. The following table sets forth selected quarterly utilization data on a "same store" basis:


                                                          Same Store Utilization
                                                        -------------------------
                                                        Fiscal 1997   Fiscal 1996
                                                        1st Quarter   1st Quarter
                                                        -----------   -----------
     Admissions . . . . . . . . . . . . . . . . . . . .      312          104
     Average length of stay . . . . . . . . . . . . . .        5            6
     Patient days . . . . . . . . . . . . . . . . . . .    1,516          585

        Net revenue per patient day for "same store" facilities decreased to $1,105 for the first quarter of fiscal 1997 from $1,968 for the first quarter of fiscal 1996. Admissions increased for the quarter from 104 in the first quarter of fiscal 1996 to 312 in the first quarter of fiscal 1997. The increase in admissions increased net operating revenues for the first quarter of fiscal 1997 to $1.5 million from $0.9 million for the first quarter of fiscal 1996. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to impact utilization. The Company continues to focus its efforts toward providing effective, lower cost outpatient, partial hospitalization and daycare programs, obtaining psychiatric treatment licenses for its freestanding facilities, and toward establishing and maintaining relationships and contracts with managed care and other organizations which pay for or broker such services.

        Operating revenues at the Company's freestanding facilities on a "same store" basis increased $0.5 million, operating expenses increased $0.4 million and bad debt expense decreased $0.1 million in the first quarter of fiscal 1997 from the first quarter of fiscal 1996. As a result, net operating loss improved from $0.1 million in the first quarter of fiscal 1997 to a net operating income of $0.1 million.

        The Company is taking steps designed to increase revenues, primarily through relicensing facilities to provide psychiatric treatment, and the continued development of its behavioral medicine managed care business. The Company is also implementing cost reduction measures, including the closure of selected facilities. In October 1995, the Company sold one operating facility and closed another in November 1995 due to poor performance. In addition, the Company sold one facility in August 1996 and closed another due to poor performance. The Company owns four freestanding facilities. One of the four owned facilities is currently operating. The Company will continue to evaluate the performance of these facilities in their respective markets and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.

LIQUIDITY AND CAPITAL RESOURCES

        At August 31, 1996, the Company had cash and cash equivalents of $2,355,000. The Company used $1.9 million from its operating activities, provided $0.2 million from its investing activities and utilized $0.4 million in its financing activities. The Company reported a net loss of $1.8 million for the quarter ended August 31, 1996, versus a net loss of $1.3 million for the quarter ended August 31, 1995. As a result, the Company has an accumulated deficit of $52.5 million and a total stockholders' deficiency of $8.5 million as of August 31, 1996. Additionally, the Company's current assets at August 31, 1996 amounted to approximately $8.5 million and current liabilities were approximately $30.9 million, resulting in working capital deficiency of approximately $22.4 million and a negative current ratio of 1:2.7. The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to dispose of certain of its freestanding facilities.

        Included in the Company's investing activities for the first quarter of fiscal 1997 are the proceeds from the sale of property and equipment of $0.4 million which was offset by the additions to property and equipment of $0.2 million. These proceeds are related to the sale of the Company's freestanding facility in Costa Mesa, California in August 1996 and which was closed in November 1995 due to poor performance. Included in operating activities for the first quarter of fiscal 1997 is an increase in accounts and other receivables to $3.2 million, an increase of $0.7 million from May 31, 1996. Also, other current assets and other assets increased by $0.1 million. In addition, accounts payable and accrued liabilities increased during the first quarter of fiscal 1997 by $0.3 million. This increase is related to the accrual for a legal settlement (see Note 6 to the Condensed Consolidated Financial Statements included herein.

        Included in the cash flows from financing activities is repayment of debt in the amount of $0.4 million related to the debt secured by the Company's freestanding facility sold in August 1996 (see Note 4 to the Company's Condensed Consolidated Financial Statements included herein). The cumulative effect of the above resulted in an ending cash position for the Company on August 31, 1996 of $2.4 million, a decline of $2.1 million from May 31, 1996.

        During the first quarter of fiscal 1996, the Company provided $1.0 million from its operating activities and utilized $0.2 million and $1.5 million from its investing and financing activities, respectively. Included in the funds from financing activities is $0.9 million from the proceeds from the issuance of the Company's common stock in private transactions. The Company utilized these proceeds to assist with funding the repayment of debt of $2.4 million during the quarter. This debt repayment is primarily related to the IRS settlement agreement. Included in operating activities is the increase in accounts receivables of $0.8 million and a decrease in other receivables of $2.7 million. This decrease is the result of the repayment of the Company's note receivable related to the sale of the freestanding facility in Sacramento, California which was sold in March 1995. The Company received the balance due on this note in July 1995. The cumulative effect of these items resulted in an ending cash position for the Company on August 31, 1995 of $0.8 million.

        On July 25, 1996, the Company consented to the closing of the acquisition of HMS. The Company recorded non-cash operating activities of $2.4 million on this acquisition. This was comprised of goodwill of $1.1 million, accounts payable and accrued expenses of $0.6 million, other liabilities of $0.4 million, other assets of $0.2 million and accounts receivable of $0.1 million. In addition, the Company recorded additional property, plant and equipment of $0.1 million. The Company also recorded non-cash financing activities of $0.4 million. This was comprised of current maturities of long-term debt of $0.3 million and issuance of the Company's common stock of $0.1 million.

        Current assets as of August 31, 1996 decreased by $1.5 million as compared to May 31, 1996. This decrease is predominately related to a decrease in cash and cash equivalents. Non-current property and equipment held for sale declined by $2.2 million and non-current notes receivable increased by $1.9 million. These changes are related to the sale of the Company's non-operating facility in Costa Mesa, California, in August 1996. As part of the transaction, the Company took back a note on the property with provisions that allow the buyer a discount if the note is redeemed in the first six months.
The increase in other assets as of August 31, 1996 is related to the goodwill recorded in conjunction with the acquisition of HMS.

        Current liabilities as of August 31, 1996 increased $0.7 million as compared to May 31, 1996. This increase is primarily a result of an increase in accounts payable and accrued liabilities. The increase is related to liabilities assumed in conjunction with the acquisition of HMS which occurred in July 1996 and an accrual related to a legal settlement (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein).

        Included in current and non-current assets are three hospital facilities designated as property and equipment held for sale with a total carrying value of $5.9 million. In August 1996, the Company sold one of its non-operating facilities and also closed an operating facility due to poor performance. The Company used the proceeds from the sale of the facility to pay off secured debt and other working capital purposes. As part of the transaction related to this sale, the Company took back a note on the property. The provisions of the note allow the buyer a discount if the note is redeemed in the first six months. In the event the buyer exercises this option, the proceeds to the Company would be an additional $1.55 million. In the first quarter of fiscal 1997, the Company entered into escrow for the sale of another facility which is scheduled to close during the second quarter. Accordingly, this non-operating property is classified as property held for sale.

        Included in current liabilities are $9.5 million of Debentures in default and immediately due and payable on account of acceleration and $1.9 million of accrued interest as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. The Company has agreed to use its best efforts to provide an opportunity for Debenture holders to tender their Debentures pursuant to an exchange offer to be made by the Company. This proposed transaction requires the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to obtain and expend up to $5.5 million of cash during fiscal 1997, over and above cash required to fund other financing, operating and investing needs. Additionally, the proposed Debenture exchange provides for the Company to issue $120 worth of its common stock at a defined value for each $1,000 of Debentures, and the transaction may be contingent upon the Company's ability to make certain filings with the Securities and Exchange Commission. Due to the longer than anticipated time frame in implementing the exchange offer, the Company is considering, and may, among other things, adjust the terms of the exchange offer. The ability to timely proceed with any such proposed filings will, in part, depend upon the ability of the Company to obtain a consent from its prior auditors for the use of their report on the Company's consolidated financial statements in such filings. Failure to obtain Debenture holder approval or to accomplish the Debenture exchange, or, in the alternative, a failure of the Company and the Debenture holders to otherwise reach a settlement, may cause the Debenture holders to pursue an involuntary bankruptcy of the Company and/or the Company to take alternative actions that may include filing for voluntary protection from creditors. Alternatively, if the Debenture exchange is accomplished, the reduction of the Debenture's debt service requirement would decrease the Company's future cash flow requirements. (The foregoing summary does not constitute an offer to the holders of the Company's Debentures. Any such offer may only be made pursuant to an exchange offer, and in conformity with the relevant securities laws, rules and regulations). Also included in current maturities of long-term debt is approximately $2.0 million which represents the Company's obligation pursuant to its Secured Convertible Note due in January 1997. Although the Company intends to convert this Note into Common Stock prior to its maturity, there can be no assurance that it will consummate the transaction prior to January 1997.

        These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

        In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under- utilized assets. Many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold as management continues to implement plans for expanding the Company's managed care and behavioral medicine contract management operations. During fiscal 1996, the Company established an additional restructuring reserve of $0.1 million for severance and other cash outlays related to the planned facility closure and disposition which occurred during the first quarter of fiscal 1997. In addition, in July 1996, the Company closed the administrative offices of Comprehensive Care Integration ("CCI") located in San Ramon, California. Closure of this office and several non-performing contract units are part of the planned restructuring of these operations. The impact of this restructuring is approximately $0.2 million and is reflected in the Company's statements of operations for the first quarter of fiscal 1997.

        In previous years, the Company was obligated to support and fund certain poorly performing freestanding facilities that now have been closed, including two such facilities closed in fiscal 1996 and another in fiscal 1997 (see Note 4 to the Company Condensed Consolidated Financial Statements included herein). As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1996 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1996 and 1997, known contract and cyclical changes, and also giving consideration to cash on hand at August 31, 1996 of $2.4 million, management expects the Company to be able to meet its cash obligations required by operations during the next year, including the Company's obligations under the Debentures provided that the acceleration has been rescinded. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations.

        To provide funds for the Debenture exchange and/or additional operating needs, in addition to cash on hand, the Company also anticipates utilizing one or more of the following potential sources of cash to provide funds for additional operating needs:

        o The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than November 1997 if offered by the Company.

        o The Company filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. The Company received the full refund claim for fiscal 1995 in October 1995. In September 1996, the Company filed its fiscal 1996 Federal tax return and also filed a Form 1139. These filings indicate a refund to the Company in the amount of $5.5 million. The Company received a refund in the amount of $5.4 million during the second quarter of fiscal 1997. The Company has also filed amended Federal tax returns for prior years to claim refunds for an additional $7.7 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. The Company is currently under audit by the IRS 1995 Federal tax return and the amended returns for prior years. Accordingly, no assurances can be made to the Company's entitlement to such refunds or the timing of the receipt thereof (see Note 5 to the Company Condensed Consolidated Financial Statements included herein).

        o Included in property and equipment held for sale is one hospital facility currently under contract to be sold. The sale of this facility is scheduled to close during the second quarter of fiscal 1997. The proceeds from the sale are expected to be $1.3 million.

        o Included in assets held for sale (non-current) are two hospital facilities designated as property and equipment held for sale with a total carrying value of $4.7 million. The Company expects to sell these facilities during fiscal 1997. In addition, the Company sold a non-operating facility during the first quarter of fiscal 1997. As part of this transaction, the Company took back a note on the property with provisions that allow the buyer a discount if the note is redeemed in the first six months. In the event the buyer exercises this option, the proceeds to the Company would be $1.55 million. Proceeds from the sales of such assets may not be available by the time the Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1997, to fund expansion of the Company's operations.

        o In March 1995, a jury awarded the Company approximately $2.7 million, plus interest, in damages in its lawsuit against RehabCare Corporation. The defendant has posted a $3.0 million bond for the amount of the award and has filed an appeal of the judgment. Management is unable to predict the outcome and whether any proceeds from this judgment will be received in fiscal 1997 (see Note 5 to the Company Condensed Consolidated Financial Statements included herein).

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

HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

        As of August 31, 1996, the Company had a stockholders' deficiency of $8.5 million, a working capital deficiency of approximately $22.4 million and a negative current ratio of 1:2.7. The loss from operations for the quarter ended August 31, 1996 was $1.2 million.

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

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

        The Company's negative cash flow from operations has consumed substantial amounts of cash. Also, the currently proposed rescission of acceleration of the Debentures will require substantial amounts of cash for some combination of payment of up to $1.9 million of default interest and/or payment of up to $5.5 million in exchange for surrender of Debentures.

        In the event of a failure to accomplish the proposed rescission of acceleration of the Debentures, the Company would continue to be liable for the entire $9.5 million principal amount plus accrued interest from April 15, 1994, estimated at approximately $1.9 million to August 31, 1996, plus certain other costs.

        During prior fiscal years, a principal source of liquidity has been the private sale of equity securities and debt securities convertible into equity. Under the shareholder policies of the NYSE, the Company may not be able to effect large placements of equity without shareholder approval, which, if not obtained, may adversely affect the Company with respect to future capital formation. In addition, issuance of additional equity securities by the Company could result in substantial dilution to stockholders.

        The Company has received tax refunds for fiscal 1995 and 1996 in the amounts of $9.4 million and $5.4 million, respectively. Such funds are based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have an adverse effect on the Company's cash flows. The IRS payment of such refunds does not follow confirmation of the validity thereof by the IRS, and Section 172(f) is an area of tax law without any guiding legal precedents. Although the Company is currently under audit by the IRS, no assurances can be made to the Company's entitlement to such refunds.

DISPOSITION OF ASSETS

        The Company has been required to dispose of various properties in order to raise working capital, and no assurance can be made that such dispositions will not have adverse effects on the Company's financial condition or that the Company has additional assets that could be disposed of or utilized as collateral in order to fund its capital requirements.

        A secured promissory note has been issued by the Company aggregating $2.0 million in principal amount, the collateral for which are two of the Company's freestanding facilities.

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

INVOLUNTARY BANKRUPTCY PETITION; ACCELERATION OF INDEBTEDNESS

        Despite the dismissal in March 1995 of the involuntary bankruptcy petition filed against the Company by three purported creditors, no assurance may be made that such or other persons to whom the Company owes any debt could not file another involuntary petition in bankruptcy court. The Company's
7 1/2% Convertible Subordinated Debentures continue to be immediately due and payable in full, including the payment default involving approximately $1.9 million of interest and interest on default interest accruing from April 1994 on approximately $9.5 million of outstanding face amount. To rescind the acceleration of the Debentures would require written consent of a majority of the Debentures and the cure or waiver of all existing defaults. The Company has filed and received SEC comments concerning a Schedule 13E-4 and a Schedule 14A for distribution to the Debenture holders. No assurances can be made that the holders of a majority in principal amount of the outstanding Debentures will consent to rescission of the acceleration or that the interest defaults can be cured, or waivers thereof obtained, or that other defaults may not occur. In addition to consent of Debenture holders, the transaction is subject to resolving matters related to funding and legal compliance. Debenture holders, some of whom filed the earlier involuntary bankruptcy petition, may file another such petition or take other action. Other creditors may also file such a petition, or institute other actions against the Company, in order to prevent the Debenture holders from collecting on their debts in advance of payment to themselves.

TAXES

        The Company has received tax refunds of approximately $9.4 million and $5.4 million from the carry back of specified losses for fiscal 1995 and 1996, respectively, as defined in Section 172(f). Receipt of the 1995 and 1996 tax refunds does not imply IRS approval. The proceeds to the Company of the 1995 refund were reduced by a $2.5 million offset for the Company's outstanding payroll tax obligation to the Internal Revenue Service ("IRS"), including interest, pursuant to a settlement agreement relating to tax years 1983 through 1991. Also, a $1.9 million contingency fee was paid to Deloitte & Touche, LLP from the refund proceeds. Section 172(f) is an area of the tax law without guiding legal precedent. There may be substantial opposition by the IRS to all or a substantial portion of such claims, and no assurances can be made as to the ability to retain tax refunds based on such deductions. Although the Company is currently being audited by the IRS, neither the Company nor the IRS will be precluded in any resultant tax audit from raising these and additional issues.

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

SHARES ELIGIBLE FOR FUTURE SALE

        The Company has issued or committed approximately 250,000 shares for future issuances related to business transactions, debt convertible or exchangeable into approximately 566,000 shares, and options or other rights to purchase approximately 1,409,000 shares and contemplates issuing additional amounts of equity in private transactions. Issuance of additional equity, and such shares becoming free of restrictions on resale pursuant to Rule 144 or upon registration thereof pursuant to registration rights granted on almost all of these shares, and additional sales of equity, could adversely affect the trading prices of the Common Stock.

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

        On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgment with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgment as a matter of law, which the court denied in its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. RehabCare filed its first brief to set forth argument on January 29, 1996, the Company filed its brief on March 19, 1996 and RehabCare filed its reply on April 6, 1996. Verbal argument was heard by the District Court in June 1996 and the Company expects to hear a determination in the next several months. Although the Company feels that RehabCare will not prevail in its appeal, the Company has not recognized any gain with relation to the judgment. Any effect from the outcome of this lawsuit will not have a material adverse impact on the Company's results of operations.

        On December 27, 1995, AGCA, Inc. and Merit Behavioral Care Systems Corporation filed a lawsuit against a subsidiary of the Company, one of its employees, and other non-related parties. The cause, originally filed in Travis County, has been moved to the 101st District Court of Dallas County (Case No. 962970E). On January 29, 1996, AGCA, Inc. also filed a lawsuit against a subsidiary of the Company and one of its employees in the U.S. District Court, Tampa Division (Case No. 95-15768). Both lawsuits seek injunctive relief and the Texas action includes a claim of conspiracy. Plaintiffs agreed to mediate both the Texas and Florida actions on September 3, 1996, in Tampa, Florida. On September 4, 1996, the Company settled this dispute. The settlement agreement and release requires a payment by the Company's subsidiary and its employee of $325,000. In addition, the subsidiary's employee agreed not to solicit certain customers until after May 15, 1997. Reflected in the Company's statement of operations for the first quarter of fiscal 1997 is a charge of $250,000 which represents the net amount paid by the Company. The Company paid the settlement amount on September 21, 1996.

        The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of HMS. The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. (See Note 3 to the Company's Condensed Consolidated Financial Statements included herein). In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division, against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. An answer has not yet been interposed and no discovery has commenced. The action, therefore, is in its formative stages and the Company believes it has good and meritorious defenses and that HMS has meritorious claims in its arbitration. The Company believes that it may have claims arising from this transaction against the accountants and legal counsel of HMS as well as HMS's lending bank. These claims are presently being investigated and have not as yet been quantified. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

        Subsequent to the completion of the closing on July 25, 1996, the Company entered into negotiations with the Sellers or their representatives relating to the disposition of the claims with respect to which the Company had reserved its rights. On September 6, 1996, the Company instituted an arbitration against the Sellers with the American Arbitration Association in Orange County, California seeking, among other things, damages from the Sellers which the Company sustained by reason of the inaccuracies of the representations and warranties made by the Sellers and for the indemnification from each of the Sellers as provided for under the terms of the Stock Purchase Agreement. The Sellers have not interposed their answers to the arbitration, and the arbitration is therefore in its formative stages. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

Other Litigation
----------------

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

        In October 1994, the New York Stock Exchange, Inc. notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to common stock and three year average net income among other items. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to original listing standards. Management anticipates that the "global restructuring" (see "Management's Discussion and Analysis of Financial Condition") will be necessary to satisfy the Committee of the Company's progress. The Company met with representatives of the NYSE during the third quarter of fiscal 1995 and the first and fourth quarters of fiscal 1996 to discuss the Company's financial condition and intention to issue shares without seeking approval of shareholders pursuant to the exception to the NYSE policy for financially distressed companies.

ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

            27  Financial Data Schedules (filed herewith).

        (b)     Reports on Form 8-K

            1) The Company filed a current report on Form 8-K dated July 15, 1996, to report under Item 5, the election of Kerri Ruppert as Chief Financial Officer of the Company.

            2) The Company filed a current report on Form 8-K dated August 14, 1996, to report under Item 5, the resignation of Drew Q. Miller as Senior Vice President and Chief Operating Officer and the naming of Stuart J. Ghertner, Ph.D. as Interim Chief Operating Officer.

                                   SIGNATURE




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       COMPREHENSIVE CARE CORPORATION




October 15, 1996                       By  /s/  CHRISS W. STREET
                                       --------------------------------------
                                                Chriss W. Street
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)




October 15, 1996                       By  /s/  KERRI RUPPERT
                                       --------------------------------------
                                                Kerri Ruppert
                                                Senior Vice President
                                                and Chief Financial Officer
                                                (Principal Financial Officer)
                                                (Principal Accounting Officer)

                         COMPREHENSIVE CARE CORPORATION


                                 EXHIBIT INDEX


                                   FORM 10-Q


                      FIRST QUARTER ENDED AUGUST 31, 1996


EXHIBIT NO.             DESCRIPTION
-----------             -----------


    27                  Financial Data Schedules (filed herewith).