Form 10-K405/A
period 1996-05-31
COMPREHENSIVE CARE CORP
filed 1996-11-07
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                                 AMENDMENT NO. 2


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

        1111 Bayside Drive, Suite 100
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

         At August 26, 1996, the Registrant had 2,864,620 shares of Common Stock outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                     YEARS ENDED MAY 31, 1996, 1995 AND 1994

                                                                                                            PAGE
                                                                                                           NUMBER
Report of Independent Auditors............................................................................   35
Report of Independent Public Accountants..................................................................   36
Consolidated Balance Sheets, May 31, 1996 and 1995........................................................   37
Consolidated Statements of Operations, Years Ended May 31, 1996, 1995 and 1994............................   38
Consolidated Statements of Stockholders' Equity, Years Ended May 31, 1996, 1995 and 1994..................   39
Consolidated Statements of Cash Flows, Years Ended May 31, 1996, 1995 and 1994............................   40
Notes to Consolidated Financial Statements................................................................   41

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








/s/ ARTHUR ANDERSEN LLP
-------------------------------
ARTHUR ANDERSEN LLP

St. Louis, Missouri
   August 22, 1994 (except with respect to the matter discussed in (c) of Note 10, as to which the date is December 5, 1994).

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                          MAY 31,
                                                                                   --------------------
                                                                                   1996            1995
                                                                                   ----            ----
                                          A S S E T S                               (DOLLARS IN THOUSANDS)
Current assets:
    Cash and cash equivalents..............................................      $ 4,433          $ 1,542
    Accounts receivable, less allowance for
       doubtful accounts of $877 and $1,096................................        2,476            3,304
    Other receivables......................................................        1,478            2,775
    Property and equipment held for sale...................................        1,233              ---
    Other current assets...................................................          352              391
                                                                                  ------           ------
Total current assets.......................................................        9,972            8,012
                                                                                  ------           ------

Property and equipment.....................................................        9,863           25,181
Less accumulated depreciation and amortization.............................       (3,590)         (13,074)
                                                                                 -------           ------
Net property and equipment.................................................        6,273           12,107
                                                                                 -------           ------
Property and equipment held for sale.......................................        6,915            3,746
Other assets...............................................................        1,958            2,136
                                                                                 -------           ------
Total assets...............................................................      $25,118          $26,001
                                                                                  ======           ======



                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities...............................      $10,714          $10,235
    Long-term debt in default (see Note 10)................................        9,538            9,538
    Current maturities of long-term debt ..................................        2,464            3,285
    Unbenefited tax refunds received.......................................        7,018              ---
    Income taxes payable...................................................          410              296
                                                                                --------          -------
Total current liabilities..................................................       30,144           23,354
                                                                                  ------           ------

Long-term debt, excluding current maturities...............................           24            5,077
Other liabilities..........................................................          749            1,503
Minority interests.........................................................        1,000            1,000
Commitments and contingencies (see Notes 2, 10 and 15)
Stockholders' equity:
    Preferred stock, $50.00 par value; authorized 60,000 shares............          ---              ---
    Common stock, $.01 par value; authorized 12,500,000 shares;
       issued and outstanding 2,848,685 and 2,464,516 shares...............           28               25
    Additional paid-in capital.............................................       43,931           41,558
    Accumulated deficit....................................................      (50,758)         (46,516)
                                                                                  ------           ------
Total stockholders' equity (deficit).......................................     (  6,799)        (  4,933)
                                                                                 -------          -------
Total liabilities and stockholders' equity.................................      $25,118          $26,001
                                                                                  ======           ======

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           YEAR ENDED MAY 31,
                                                                     -------------------------------
                                                                     1996         1995          1994
                                                                     ----         ----          ----
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
    Operating revenues........................................     $32,488       $ 29,282       $34,277

Costs and expenses:
    Direct healthcare operating expenses......................      29,208         31,497        31,875
    General and administrative expenses.......................       7,632          4,331         5,455
    Provision for doubtful accounts...........................         934          1,423         1,558
    Depreciation and amortization.............................       2,099          1,797         1,762
    Write-down of assets......................................         ---            741         1,825
    Restructuring expenses....................................          94            ---           ---
    Equity in loss of unconsolidated affiliates...............         191            ---           ---
                                                                   -------     ----------     ---------
                                                                    40,158         39,789        42,475
                                                                    ------        -------        ------

    Loss from operations......................................      (7,670)       (10,507)       (8,198)

Other income/(expenses):
    Gain on sale of assets....................................       1,336            836         1,825
    Loss on sale of assets....................................         (82)          (354)          ---
    Interest income...........................................         210             38            50
    Interest expense..........................................      (1,374)        (1,366)       (1,228)
    Non-operating gain........................................         860            ---           ---
                                                                  --------     ----------     ---------

Loss before income taxes......................................      (6,720)       (11,353)       (7,551)

Provision (benefit) for income taxes..........................      (2,478)           180           301
                                                                   -------       --------      --------

Net loss......................................................     $(4,242)      $(11,533)     $ (7,852)
                                                                    ======         ======       =======

Net loss per share............................................      $(1.60)        $(5.11)       $(3.57)
                                                                      ====           ====          ====

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY






                                                              ADDITIONAL                                TOTAL
                                      COMMON STOCK             PAID-IN           ACCUMULATED        STOCKHOLDERS'
                                   SHARES      AMOUNT          CAPITAL             DEFICIT             EQUITY
                                   ------      ------          -------             -------             ------
                                                              (AMOUNTS IN THOUSANDS)
Balance, May 31, 1993.............   2,199       $22            $40,060           $(27,131)            $12,951
    Net loss......................     ---       ---                ---             (7,852)             (7,852)
                                   -------       ---          ---------            -------             -------
Balance, May 31, 1994.............   2,199       $22            $40,060           $(34,983)           $  5,099
    Net loss......................     ---       ---                ---            (11,533)            (11,533)
    Issuance of shares for the
       purchase of Mental
       Health Programs, Inc.......      16       ---                ---                ---                 ---
    Odd lot shares purchase.......     ---       ---                 (2)               ---                  (2)
    Shares issued for
       private placements.........     250         3              1,500                ---               1,503
                                     -----       ---             ------          ---------              ------
Balance May 31, 1995..............   2,465       $25            $41,558           $(46,516)            $(4,933)
    Net loss......................     ---       ---                ---             (4,242)             (4,242)
    Shares issued for
       note conversion............     133         1                999                ---               1,000
    Issuance of shares for the
       purchase of AMH............      44       ---                331                ---                 331
    Exercise of stock options.....      14       ---                104                ---                 104
    Shares issued for
       private placements.........     193         2                939                ---                 941
                                     -----       ---            -------          ---------             -------
Balance, May 31, 1996.............   2,849       $28            $43,931           $(50,758)           $ (6,799)
                                     =====        ==             ======             ======             =======

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED MAY 31,
                                                                               -----------------------------
                                                                               1996        1995         1994
                                                                               ----        ----         ----
                                                                                  (Dollars in thousands)
Cash flows from operating activities:
  Net loss.............................................................      $(4,242)    $(11,533)     $(7,852)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization.......................................        2,099        1,797        1,762
   Provision for doubtful accounts, net of recoveries..................          934        1,423        1,558
   Write-down of properties held for sale..............................          ---          741        1,825
   Carrying costs incurred on property and equipment held for sale.....         (473)        (420)      (1,241)
   Equity in loss of unconsolidated affiliates.........................          191          ---          ---
   Restructuring expenses..............................................           94          ---          ---
   Gain on properties held for sale....................................         (256)        (836)      (1,825)
   Gain on sale of assets..............................................       (1,080)         ---          ---
   Loss on sale of assets..............................................           82          354           36
   Increase in other assets............................................       (1,008)         ---          ---
   Decrease in accounts and other receivables..........................        1,277        1,108          452
   Increase (decrease) in accounts payable and accrued liabilities.....          436         (116)      (2,762)
   Increase in unbenefited tax refunds received........................        7,018          ---          ---
   Increase (decrease) in income taxes payable.........................          114         (438)          68
   Increase (decrease) other liabilities...............................         (754)          56          818
                                                                               ------     -------       ------
      Net cash provided by (used in) operating activities..............        4,432       (7,864)      (7,161)
                                                                               -----       ------        -----

Cash flows from investing activities:
   Proceeds from sale of property and equipment
      (operating and held for sale)....................................        2,101        3,204       10,357
   Additions to property and equipment, net............................         (814)        (362)        (383)
   Purchase of operating entity........................................          ---          (50)         ---
                                                                              ------      -------      -------
      Net cash provided by investing activities........................        1,287        2,792        9,974
                                                                               -----       ------       ------

Cash flows from financing activities:
   Repayment of debt...................................................       (4,566)         ---          ---
   Repayment to banks and other........................................       (1,638)        (725)      (2,158)
   Borrowings from banks and other.....................................        1,000        3,055          ---
   Exercise of stock options...........................................          104          ---          ---
   Proceeds from the issuance of stock.................................        2,272        2,503          ---
                                                                               -----       ------      -------
      Net cash provided by (used in) financing activities..............       (2,828)       4,833       (2,158)
                                                                               -----       ------        -----

Net increase (decrease) in cash and cash equivalents...................        2,891         (239)         655
Cash and cash equivalents at beginning of year.........................        1,542        1,781        1,126
                                                                               -----       ------        -----
Cash and cash equivalents at end of year...............................      $ 4,433     $  1,542      $ 1,781
                                                                               =====       ======       ======

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
   Interest............................................................      $   482      $   527       $1,302
                                                                               =====       ======        =====
   Income taxes........................................................     $     48      $   507      $   233
                                                                              ======       ======       ======

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

Long-term debt: The carrying amount reported in the balance sheet for long-term debt approximates its fair value.

Other liabilities: The carrying amount reported in the balance sheet for other liabilities approximates its fair value.

The carrying amounts and fair values of the Company's financial instruments at May 31, 1996 and 1995, are as follows:

                                                            1996                         1995
                                                   ----------------------         ------------------
                                                   CARRYING      FAIR             CARRYING      FAIR
                                                   AMOUNT       VALUE             AMOUNT       VALUE
                                                                 (AMOUNTS IN THOUSANDS)
     Cash and cash equivalents.................    $ 4,433     $ 4,433           $ 1,542    $ 1,542
     Accounts receivable.......................      2,476       2,476             3,304      3,304
     Other receivables.........................      1,478       1,478             2,775      2,775
     Accounts payable and accrued expenses.....     10,714      10,714            10,235     10,235
     Long-term debt in default.................      9,538       6,390             9,538      4,531
     Long-term debt............................      2,488       2,488             8,362      8,362
     Other liabilities.........................        749         749             1,503      1,503

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

         In conjunction with the adoption of SFAS No. 121, the Company evaluated its property, plant and equipment for any impairment losses. This review included the estimation of the future undiscounted cash flows expected to result from the use of property, plant and equipment and its eventual disposal. Based upon this review, the Company believes that the carrying value of its property, plant and equipment is recoverable from future undiscounted cash flows.

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

         - Included in property and equipment held for sale (non-current) are three hospital facilities designated as property and equipment held for sale with a total carrying value of $6.9 million. Although the Company has not fully negotiated contracts for the sale of two of these facilities, the Company expects to sell both of these facilities during fiscal 1997. The Company sold the third facility during the first quarter of fiscal 1997. As part of the transaction that occurred in the first quarter of fiscal 1997, the Company took back a note on the property with provisions that allow the buyer a discount of $400,000 if the note is redeemed in the first six months. In the event the buyer exercises this option, the proceeds to the Company would be $1.55 million. The Company will account for this sale using the installment method of accounting. Proceeds from the sale of such assets may not be available by the time the proposed Debenture exchange is expected to occur. Accordingly, management expects to use such cash proceeds, if received during fiscal 1997, to fund and expand the Company's operations.

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

         On May 22, 1995, the Company and its subsidiary, Comprehensive Behavioral entered into an agreement with Physicians Corporation of America ("PCA"), providing for PCA to invest $1.0 million in Comprehensive Behavioral for 13 1/2 percent of the voting power of Comprehensive Behavioral represented by all of the Series A Preferred Stock of Comprehensive Behavioral which is also exchangeable at the option of PCA for 100,000 shares of the Company's Common Stock. The agreement provides, so long as PCA remains an equity holder of Comprehensive Behavioral, PCA and its subsidiaries will negotiate in good faith to contract with Comprehensive Behavioral for the delivery of mental health services in all PCA service areas where Comprehensive Behavioral has an adequate network. In addition, PCA was granted a first right of refusal regarding any sale of Comprehensive Behavioral. The Company has a $3.75 million investment in its subsidiary, Comprehensive Behavioral. The agreement further provides that prior to a qualified public offering, Comprehensive Behavioral may not declare or pay any dividends on any class of its capital stock which would reduce the aggregate amount invested by the Company in Comprehensive Behavioral below $3.75 million. Effective June 1, 1995, Comprehensive Behavioral began providing services on a capitated basis to 220,000 of PCA's 700,000 members in the Tampa area. In conjunction with this contract, in May 1995, PCA advanced $360,000 to Comprehensive Behavioral. Such advance was reimbursable to PCA in 12 equal monthly installments and during fiscal 1996, Comprehensive Behavioral reimbursed the entire advance of $360,000 to PCA. As of May 31, 1996, PCA's investment in Comprehensive Behavioral of $1.0 million is classified as minority interests on the Company's consolidated balance sheets.

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

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

NOTE 4--  ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

          The following table summarizes changes in the Company's allowances for doubtful accounts for the years ended May 31, 1996, 1995 and 1994:

                                   BALANCE AT                                            WRITE-OFF     BALANCE AT
                                   BEGINNING           ADDITIONS CHARGED TO                  OF          END OF
                                    OF YEAR         EXPENSE          RECOVERIES           ACCOUNTS        YEAR
                                                      (DOLLARS IN THOUSANDS)
Year ended May 31, 1996..........    $1,096           $2,355          $(1,421)            $(1,003)       $1,027
Year ended May 31, 1995..........     1,574            2,808           (1,385)             (1,901)        1,096
Year ended May 31, 1994..........     2,489            3,841           (2,283)             (2,473)        1,574

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

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

         A summary of the transactions affecting the carrying value of property and equipment held for sale is as follows:

                                                                                       YEAR ENDED MAY 31,
                                                                              1996           1995          1994
                                                                              ----           ----          ----
                                                                                     (DOLLARS IN THOUSANDS)
Beginning balance......................................................       $3,746        $6,939        $15,352

Designation of facilities as property and equipment held for sale......        5,682         2,347            ---
Carrying costs incurred during phase-out period........................          342           420          1,241
Carrying value of assets sold..........................................       (1,804)       (5,219)        (7,981)
Contingencies on properties sold.......................................          182           ---           (848)
Write-downs of assets held for sale to net realizable value............          ---          (741)          (825)
                                                                             -------         -----        -------

Ending balance.........................................................       $8,148        $3,746        $ 6,939
                                                                               =====         =====         ======


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

                                                                                       YEAR ENDED MAY 31,
                                                                              1996           1995          1994
                                                                              ----           ----          ----
                                                                                     (DOLLARS IN THOUSANDS)
    Write-down of operating properties.................................      $ ---         $   ---        $(1,000)
    Write-down of assets held for sale to net realizable value.........        ---            (741)          (825)
                                                                              ----            ----          -----
                                                                             $ ---           $(741)       $(1,825)
                                                                              ====            ====          =====

    Loss on sale of assets.............................................       $(82)          $(354)    $      ---
    Loss on properties held for sale...................................        ---             ---            ---
                                                                              ----          ------       --------
                                                                              $(82)          $(354)    $     ---
                                                                               ===            ====       =======

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

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

NOTE 6-- PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                       AS OF MAY 31,
                                                                                   1996             1995
                                                                                   ----             ----
                                                                                   (DOLLARS IN THOUSANDS)
    Land and improvements..............................................           $2,122          $ 2,122
    Buildings and improvements.........................................            4,441           16,260
    Furniture and equipment............................................            3,109            4,710
    Leasehold improvements.............................................              191            1,280
    Capitalized leases.................................................              ---              809
                                                                                --------          -------
                                                                                   9,863           25,181
    Less accumulated depreciation......................................            3,590           13,074
                                                                                   -----           ------
    Net property and equipment.........................................           $6,273          $12,107
                                                                                   =====           ======

         On October 3, 1995, the Company sold the operations of its facility in Kirkland, Washington. Although the Company recognized a gain on the sale of $1.0 million, the proceeds from the sale were $0.2 million (net of a note receivable of $0.1 million) for fiscal 1996. Proceeds from the sale of property and equipment was $0.1 million for fiscal 1995. The loss on sale of property and equipment for the fiscal years ended May 31, 1996 and 1995 were $82,000 and $354,000, respectively, and are reflected on the Company's statement of operations. There were no write-downs to property and equipment during fiscal 1996, and write-downs for fiscal 1995 and 1994 were $0.7 million and $1.8 million, respectively.

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

Healthcare Management Services, Inc. and Related Companies

         On December 28, 1995, the Company entered into a letter of intent to purchase 100 percent of the outstanding stock of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan, Inc. and Behavioral Healthcare Management, Inc. Each of the companies is based in Detroit, Michigan and is owned by the same two principals. On April 30, 1996, the Company entered into a Stock Purchase Agreement which was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. Between January 1, 1996 and May 31, 1996, the Company advanced to these entities substantially all of their working capital requirements. As of July 25, 1996, the net amount of these advances aggregated $0.5 million. These advances were collateralized by an option agreement allowing the Company to purchase 90 percent of the stock of Behavioral Health Management, Inc. for the sum of one dollar. Losses of $191,000 incurred by the investee during the period January 1, 1996 through May 31, 1996 that were fully funded by the Company's advances have been included in the Company's equity in loss of unconsolidated affiliates in the

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

accompanying consolidated statements of operations. The losses are reflected as an allowance against such advances in the accompanying consolidated balance sheet as of May 31, 1996.

NOTE 8--  OTHER ASSETS

         Other assets consist of the following:

                                                                                          AS OF MAY 31,
                                                                                     1996             1995
                                                                                     ----             ----
                                                                                     (DOLLARS IN THOUSANDS)
    Intangible assets, net.............................................              $  696          $1,636
    Deferred contract costs, net.......................................                  45              99
    Investments and deposits...........................................               1,027             401
    Other notes receivable, less allowance of $150.....................                 190             ---
                                                                                     ------        --------
                                                                                     $1,958          $2,136
                                                                                      =====           =====

NOTE 9--  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following:

                                                                                          AS OF MAY 31,
                                                                                     1996             1995
                                                                                     ----             ----
                                                                                     (DOLLARS IN THOUSANDS)
    Accounts payable and accrued liabilities...........................            $  5,324         $ 5,737
    Accrued claims payable.............................................               2,683           1,584
    Accrued restructuring..............................................                 377             508
    Accrued salaries and wages.........................................                 754             980
    Accrued vacation...................................................                 364             407
    Accrued legal......................................................                 167             198
    Payable to third-party intermediaries..............................                 899             584
    Deferred compensation..............................................                 146             237
                                                                                   --------         -------
                                                                                    $10,714         $10,235
                                                                                   ========         =======

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

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

        The following table sets forth the activity during the years ended May 31, 1996 and 1995:


                                      May 31,       Charges                   May 31,       Charges                 May 31,
                                       1994     Income   Expense   Payments    1995     Income   Expense   Payments   1996
                                      -------   ------   -------   --------   -------   ------   -------   --------   ----
Restructuring:
Severance ........................   $   330   $  --     $    69   $  (279)  $   120   $  --     $    57   $   (96)  $    81
Operations/corporate relocation ..       870      (69)        28      (441)      388       (78)      114      (128)      296
Other ............................        28      (28)      --        --        --        --        --        --        --
Non-recurring:
Legal ............................      --        --        --        --        --        --        --        --        --
State payroll taxes ..............      --        --        --        --        --        --        --        --        --
                                     -------   -------   -------   -------   -------   -------   -------   -------   -------
                                     $ 1,228   $  (97)   $    97   $  (720)  $   508   $   (78)  $   171   $  (224)  $   377
                                     =======   =======   =======   =======   =======   =======   -------   =======   =======

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

NOTE 10--  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

    Long-term debt consists of the following:                                          YEAR ENDED MAY 31,
                                                                                     1996             1995
                                                                                     ----             ----
                                                                                    (DOLLARS IN THOUSANDS)
    Senior secured debt:
        12.5% secured convertible note, with quarterly interest
        payments, maturing in January 1997 (a)................................      $ 2,000         $ 2,000
                                                                                     ------          ------
                                                                                      2,000           2,000

    7 1/2 % convertible subordinated debentures due 2010 (b)..................        9,538           9,538
    9% note payable in monthly installments maturing in 1996,
        secured by real and personal property having a net book
        value of $2,281 ......................................................          ---               4
    9% offer in compromise (c)................................................          ---           4,566
    10% secured promissory note, payable in monthly installments,
        maturing in January 1997 (d)..........................................          368             899
    Capital lease obligations.................................................          ---             677
    Bank debt, interest and principal payable in monthly installments maturing in August 1997, collateralized by the trust of the
        former owner (e)......................................................          120             216
                                                                                   --------         -------
    Total long-term debt......................................................       12,026          17,900

    Less long-term debt in default (b)........................................        9,538           9,538
    Less current maturities of long-term debt.................................        2,464           3,285
                                                                                    -------          ------
    Long-term debt, excluding current maturities..............................   $       24         $ 5,077
                                                                                  =========          ======

         As of May 31, 1996, aggregate annual maturities of long-term debt for the next two years (in accordance with stated maturities of the respective loan agreements) are approximately $2,464,000 in 1997 and $24,000 in 1998. The Company has no annual maturities of long-term debt after fiscal 1998.

         The Company had no revolving loan or short-term borrowings during fiscal 1996 and 1995. In November 1995, the Company entered into a Secured Conditional Exchangeable Note Purchase Agreement. On May 31, 1996, the Company issued 132,560 shares of the Company's Common Stock to Premier Strategic Growth Fund and paid $61,520 representing accrued interest to date (see Note 14-- "Stockholders' Equity").

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

         Future minimum payments, by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more consist of the following at May 31, 1996:

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

                                                                                    OPERATING
         FISCAL YEAR                                                                 LEASES
                                                                             (DOLLARS IN THOUSANDS)
         1997...................................................................    $   902
         1998...................................................................        664
         1999...................................................................        620
         2000...................................................................        601
         2001...................................................................        460
         Later years............................................................        ---
                                                                                    -------
         Total operating lease payments.........................................     $3,247
                                                                                      =====

NOTE 12--  INCOME TAXES

         Provision for income taxes consist of the following:

                                                                                        YEAR ENDED MAY 31,
                                                                                 1996         1995        1994
                                                                                 ----         ----        ----
                                                                                      (DOLLARS IN THOUSANDS)
    Current:
         Federal......................................................          $(2,568)    $  ---      $  ---
         State........................................................               90        180         301
                                                                                -------        ---         ---
                                                                                $(2,478)      $180        $301
                                                                                  =====        ===         ===

         A reconciliation between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate (34 percent) to loss before income taxes is as follows:

                                                                                        YEAR ENDED MAY 31,
                                                                                 1996         1995        1994
                                                                                 ----         ----        ----
                                                                                      (DOLLARS IN THOUSANDS)
    Benefit from income taxes at the statutory tax rate................         $(2,285)   $(3,860)    $(2,567)
    State income taxes, net of federal tax benefit.....................              60        119         199
    Amortization of intangible assets..................................             273         39          38
    Valuation allowance................................................           1,930      3,701       2,607
    Refund of prior year loss carryback not previously benefited.......          (2,568)       ---         ---
    Other, net.........................................................             112        181          24
                                                                                 ------     ------      ------
                                                                                $(2,478)  $    180    $    301
                                                                                  =====     ======      ======


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

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

            Significant components of the Company's deferred tax liabilities and assets are comprised of the following:

                                                      YEAR ENDED MAY 31,
                                                    ----------------------
                                                      1996          1995
                                                    --------      --------
                                                    (DOLLARS IN THOUSANDS)
     Deferred Tax Assets:
          Net operating losses ...................  $ 11,366      $ 18,867
          Restructuring/non-recurring costs ......     2,105         4,853
          Alternative minimum tax credits ........       667           666
          Bad debt expense .......................       374           333
          Employee benefits and options ..........       292           432
          Other, net .............................       189           273
                                                    --------      --------
                 Total Deferred Tax Assets .......    14,993        25,424
          Valuation Allowance ....................   (12,023)      (22,439)
                                                    --------      --------
                 Net Deferred Tax Assets .........     2,970         2,985
                                                    --------      --------
     Deferred Tax Liabilities:
          Depreciation ...........................    (2,400)       (1,866)
          State income taxes .....................      (418)         (806)
          Cash to accrual differences ............      (152)         (313)
                                                    --------      --------
                 Total Deferred Tax Liabilities ..    (2,970)        2,985)
                                                    --------      --------
     Net Deferred Tax Assets .....................  $     --      $     --
                                                    ========      ========


            On July 20, 1995, the Company filed its Federal tax return for fiscal 1995 and subsequently filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses described in Section 172(f) requesting a refund to the Company in the amount of $9.4 million. Section 172(f) provides for a 10 year net operating loss carryback for losses attributable to specified liability losses. A specified liability loss is defined, in general, as any amount otherwise allowable as a deduction which is attributable to (i) a product liability or (ii) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. In October 1995, the Company received a $9.4 million refund for fiscal 1995. Of this refund, $2.4 million was recognized as a tax benefit during the second quarter of fiscal 1996. Receipt of the 1995 Federal tax refund does not imply IRS approval. Due to the lack of legal precedent regarding Section 172(f), the remaining amount, $7.0 million, is reflected on the Company's consolidated balance sheet in current liabilities. On August 30, 1995, the Company also filed amended Federal tax returns for several prior fiscal years to carry back losses under Section 172(f) and recognized a tax benefit of $0.2 million related thereto in the second quarter of fiscal 1996. The amount of refund claimed on the amended returns is approximately $11.7 million for 1986; $0.4 million for 1985; $0.7 million for 1983 and $0.4 million for 1982, which is a total of $13.2 million for the refunds from amended returns and a total of $22.6 million for all refunds requested. Section 172(f) is an area of the tax law without substantial legal precedent and there may be opposition by the IRS as to the Company's ability to obtain benefits from refunds claimed under this section. Therefore, no assurances can be made as to the Company's entitlement to all claimed refunds.

        The valuation allowance decreased by approximately $10.4 million at May 31, 1996 as compared to the prior year as a result of the decline in deferred tax assets. The major components of this decrease relate primarily to a decrease in the net operating loss of $7.5 million and a decrease in restructuring expenses of $2.8 million. Deferred tax assets which reversed in the current year, were carried back in connection with the Company's 10 year net operating loss carryback claims under Section 172(f).

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

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1996, 1995 and 1994

                                                                         OPTION PRICE
                                                 NUMBER OF               ------------
                                                   SHARES          PER SHARE      AGGREGATE
                                                   ------          ---------      ---------
                                                                         (IN THOUSANDS)
       Balance, May 31, 1993 ................      63,517       $12.50 - 30.00     $ 1,179
          Options forfeited in fiscal 1994 ..     (46,750)      $12.50 - 30.00        (830)
                                                 --------                          -------
       Balance, May 31, 1994 ................      16,767       $12.50 - 30.00     $   349
          Options canceled in fiscal 1995 ...      (5,000)      $ 6.25 -  7.50         (34)
          Options issued in fiscal 1995 .....     227,500       $ 6.25 - 12.00       1,684
          Options forfeited in fiscal 1995 ..     (53,100)      $ 6.25 - 30.00        (493)
                                                 --------                          -------
       Balance, May 31, 1995 ................     186,167       $ 6.25 - 30.00     $ 1,506
          Options canceled in fiscal 1996 ...      (5,500)      $ 6.25 - 7.875         (43)
          Options issued in fiscal 1996 .....     122,500       $ 7.875-  8.00         966
          Options forfeited in fiscal 1996 ..    (114,154)      $ 6.25 - 21.25        (947)
          Options exercised in fiscal 1996 ..     (14,000)      $ 6.25 - 7.875        (106)
                                                 --------                          -------
       Balance May 31, 1996 .................     175,013       $ 6.25 - 30.00     $ 1,376
                                                 ========                          =======

            Options under the 1988 ISO Plan to purchase 118,961 and 62,115 shares were exercisable as of May 31, 1996 and 1995, respectively.

            The following table sets forth the activity related to nonstatutory options for the years ended May 31, 1996, 1995 and 1994:

                                                                    OPTION PRICE
                                            NUMBER OF               ------------
                                              SHARES           PER SHARE      AGGREGATE
                                              ------           ---------      ---------
                                                                    (IN THOUSANDS)

      Balance, May 31, 1993 ................   28,000       $     12.50         $ 350
         Options forfeited in fiscal 1994 ..  (12,000)      $     12.50          (150)
                                              -------                           -----
      Balance, May 31, 1994 ................   16,000       $     12.50           200
         Options forfeited in fiscal 1995 ..  (12,000)      $     12.50          (150)
         Options canceled in fiscal 1995 ...   (4,000)      $     12.50           (50)
                                              -------                           -----
      Balance, May 31, 1995 ................       --                --            --
         Options issued in fiscal 1996 .....   86,237       $6.25-12.00           710
                                              -------                           -----
      Balance May 31, 1996 .................   86,237       $6.25-12.00         $ 710
                                              =======                           =====

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

            The following table sets forth the activity related to the Directors' Plan for the years ended May 31, 1996 and 1995:

                                                             OPTION PRICE
                                             NUMBER OF  ----------------------
                                              SHARES    PER SHARE    AGGREGATE
                                              ------    ---------    ---------
                                                      (IN THOUSANDS)

         Options granted in fiscal 1995 ....   50,000   $      7.00     $ 350
                                              -------                   -----
      Balance, May 31, 1995 ................   50,000   $      7.00       350
         Options canceled in fiscal 1996 ...  (13,333)  $     8.625      (115)
         Options forfeited in fiscal 1996 ..  (12,500)  $      7.00       (88)
         Options granted in fiscal 1996 ....   49,999   $     8.625       431
                                              -------                   -----
      Balance May 31, 1996 .................   74,166   $7.00-8.625     $ 578
                                              =======                   =====

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

CERTAIN TRANSACTIONS

            Mr. Rudy R. Miller served as a director of the Company and Chairman of the Audit Committee for five and one-half months of fiscal 1996 until his resignation on November 15, 1995. During such time and through December 31, 1995, the Company had engaged The Miller Group, of which Mr. Rudy Miller was a principal, to provide investor-relations services at a monthly rate of $5,500 (exclusive of out-of-pocket expenses).

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

            On February 1, 1995, the Company purchased certain assets of Alternative Psychiatric Centers, Inc. ("APC"), a behavioral medicine contract management company based in Southern California from Drew Q. Miller. Such purchase price was $50,000 and included the assumption by the Company of certain operating leases. APC had two operating locations with three contract units offering inpatient and partial hospitalization services. The addition of these APC contracts contributed 11% of CareUnit's total operating revenues during fiscal 1995 although these contracts were owned by the Company for only four months during fiscal 1995.

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

              10.40 1988 Incentive Stock Option and 1988 Nonstatutory Stock Option Plans, as amended (11).*

              10.50 Non-qualified Stock Option Agreement dated August 25, 1994 between the Company and Ronald G. Hersch (10).*

              10.54      1995 Directors Stock Option Plan (11).*

              10.55 Non-qualified Stock Option Agreement dated October 11, 1994 between the Company and Richard L. Powers (11).

              10.56 Employment Agreement dated January 1, 1995 between the Company and Chriss W. Street(11).*

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

              10.68      Comprehensive Care Corporation 1995 Incentive Plan
                         (16)*.

              10.69 Amended and Restated Non-Employee Director's Stock Option Plan (16)*.

              10.70 Restricted Stock Grant between Chriss Street and the Company dated November 9, 1995 (16)*.

              10.71 Secured Conditional Exchangeable Note Purchase Agreement between Dreyfus Strategic Growth, L.P. and the Company dated November 30, 1995 (17).

              11         Computation of Loss Per Share (18).

              21         List of the Company's subsidiaries (18).

              23.1       Consent of Ernst & Young LLP (filed herewith).

              23.2       Consent of Arthur Andersen LLP (filed herewith).

              27         Financial Data Schedules (18).
              ------------------------------------

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

(18) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1996.

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

                                   SIGNATURES

            Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, November 6, 1996.

                         COMPREHENSIVE CARE CORPORATION

                         By    /s/     CHRISS W. STREET
                         __________________________________________
                                       Chriss W. Street
                                 (Principal Executive Officer)

                         By   /s/        KERRI RUPPERT
                         __________________________________________
                                         Kerri Ruppert
                          (Principal Financial and Accounting Officer)

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

SIGNATURE                                            TITLE                                                       DATE
---------                                            -----                                                       ----
                                                     Chairman,
                                                     President and
                                                     Chief Executive Officer
 /s/    CHRISS W. STREET                             (Principal Executive Officer)                          November 6, 1996
_______________________________________
Chriss W. Street

                                                     Senior Vice President, Secretary/Treasurer and
                                                     Chief Financial Officer
                                                     (Principal Financial and
 /s/    KERRI RUPPERT                                Accounting Officer)                                    November 6, 1996
_______________________________________
Kerri Ruppert

 /s/    J. MARVIN FEIGENBAUM                         Vice Chairman                                          November 6, 1996
_______________________________________
J. Marvin Feigenbaum

 /s/   WILLIAM H. BOUCHER                            Director                                               November 6, 1996
_______________________________________
William H. Boucher

 /s/    W. JAMES NICOL                               Director                                               November 6, 1996
_______________________________________
W. James Nicol