Form 10-Q
period 1996-12-30
COMPREHENSIVE CARE CORP
filed 1997-01-14
CIK 22872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended November 30, 1996

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


         1111 Bayside Drive, Suite 100, Corona del Mar, California 92625 (Former address of the principal executive offices and zip code)

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
                                                                  Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

              Classes                            Outstanding at January 14, 1997

Common Stock, par value $.01 per share                     3,262,855

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                      Index


                                                                                 Page

Part I - Financial Information


     Item 1. - Condensed Consolidated Financial Statements


         Condensed consolidated balance sheets,
             November 30, 1996 and May 31, 1996.................................   3

         Condensed consolidated statements of operations for
             the three and six months ended November 30, 1996 and 1995..........   4

         Condensed consolidated statements of cash flows for
             the six months ended November 30, 1996 and 1995....................   5

         Notes to condensed consolidated financial statements...................   6



     Item 2. - Management's discussion and analysis of financial condition and results of operations.........................................  14



Part II - Other Information.....................................................  30

     Item 1. -  Legal Proceedings...............................................  30

     Item 3. -  Defaults Upon Senior Securities.................................  31

     Item 4. -  Submission of Matters to a Vote of Security Holders.............  31

     Item 6. -  Exhibits and Reports on Form 8-K................................  31

     Signatures.................................................................  33

PART I. -  FINANCIAL INFORMATION

ITEM 1. -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                                                 Pro forma
                                                                                   May 31,      November 30,    November 30,
                                                                                    1996           1996             1996
                                                                                   (Note)       (Unaudited)     (Unaudited)
                                                                                                                  (Note 2)
                                                                                   -------      ------------    ------------
                                                      ASSETS
Current assets:
      Cash and cash equivalents ...........................................       $  4,433        $  7,578        $  2,964
      Accounts receivable, less allowance for
           doubtful accounts of $877 and $1,097 ...........................          2,476           3,274           3,274
      Other receivables ...................................................          1,478           2,477           2,477
      Property and equipment held for sale ................................          1,233           1,221           1,221
      Other current assets ................................................            352             343             128
                                                                                                                  --------
Total current assets ......................................................          9,972          14,893          10,064
                                                                                  --------        --------        --------

Property and equipment, at cost ...........................................          9,863           9,912           9,912
Less accumulated depreciation and amortization ............................         (3,590)         (3,624)         (3,624)
                                                                                  --------        --------        --------
Net property and equipment ................................................          6,273           6,288           6,288
                                                                                  --------        --------        --------
Property and equipment held for sale ......................................          6,915           4,708           4,708
Notes receivable ..........................................................            212           1,978           1,978
Other assets ..............................................................          1,746           2,773           2,773
                                                                                                  --------        --------
Total assets ..............................................................       $ 25,118        $ 30,640        $ 25,811
                                                                                  ========        ========        ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities ............................       $ 10,714        $ 13,381        $ 11,318
      Long-term debt in default (see Note 3) ..............................          9,538           9,538              --
      Current maturities of long-term debt ................................          2,464           2,072           2,072
      Unbenefitted tax refunds received ...................................          7,018          12,092          12,092
      Income taxes payable ................................................            410             382             382
                                                                                                  --------        --------
Total current liabilities .................................................         30,144          37,465          25,864
                                                                                  --------        --------        --------

Long-term debt, excluding current maturities ..............................             24              --           2,692
Other liabilities .........................................................            749             688             688
Minority interest .........................................................          1,000           1,060           1,060
Commitments and contingencies (see Notes 3 and 7) Stockholders' equity:
      Preferred Stock, $50.00 par value; authorized 60,000 shares .........             --              --              --
      Common Stock, $.01 par value; authorized 12,500,000 shares;
           issued and outstanding 2,848,685 and 3,069,929 shares
           (Pro Forma 3,234,233 shares) ...................................             28              31              33
      Additional paid-in capital ..........................................         43,931          44,921          46,809
      Accumulated deficit .................................................        (50,758)        (53,525)        (51,335)
                                                                                  --------        --------        --------
           Total stockholders' equity(deficit) ............................         (6,799)         (8,573)         (4,493)
                                                                                  --------        --------        --------
Total liabilities and stockholders' equity ................................       $ 25,118        $ 30,640        $ 25,811
                                                                                  ========        ========        ========

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                    Three Months Ended              Six Months Ended
                                                       November 30,                    November 30,
                                                 ------------------------        ------------------------
                                                   1996            1995            1996            1995
                                                 --------        --------        --------        --------

Revenues and gains:
     Operating revenues ..................       $  9,710        $  7,605        $ 18,703        $ 16,380

Costs and expenses:
     Direct healthcare expenses ..........          8,420           7,091          16,589          14,806
     General and administrative expenses..          2,156           2,435           3,810           3,705
     Provision for doubtful accounts .....            154             389             201             669
     Depreciation and amortization .......            176             335             338             683
     Restructuring expenses ..............             --              --             195              --
                                                 --------        --------        --------        --------
                                                   10,906          10,250          21,133          19,863
                                                 --------        --------        --------        --------

Loss from operations .....................         (1,196)         (2,645)         (2,430)         (3,483)

     Gain on sale of assets ..............             20           1,036              26           1,067
     Loss on sale of assets ..............            (12)             --             (12)            (31)
     Non-recurring loss ..................             --              --            (250)             --
     Interest income .....................            105              54             150              64
     Interest expense ....................           (260)           (289)           (596)           (743)
                                                 --------        --------        --------        --------

Loss before income taxes .................         (1,343)         (1,844)         (3,112)         (3,126)

Benefit for income taxes .................            344           2,562             345           2,536
                                                 --------        --------        --------        --------

     Net earnings/(loss) .................       $   (999)       $    718        $ (2,767)       $   (590)
                                                 ========        ========        ========        ========

Earnings/(loss) per share:

     Net earnings/(loss) .................       $  (0.34)       $   0.27        $  (0.96)       $  (0.22)
                                                 ========        ========        ========        ========

Supplemental earnings/(loss) per
   Share (Note 8):

    Net earnings/(loss)  .................       $   0.43        $   0.27        $  (0.16)       $  (0.22)
                                                 ========        ========        ========        ========





                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                        Six Months Ended
                                                                                        ----------------
                                                                                           November 30,
                                                                                       1996           1995
                                                                                      -------        -------
Cash flows from operating activities:
      Net loss ................................................................       $(2,767)       $  (590)
Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization ...........................................           338            683
      Provision for doubtful accounts .........................................           201            669
      Gain on sale of assets ..................................................           (26)        (1,067)
      Loss on sale of assets ..................................................            12             31
      Carrying costs incurred on property and equipment held for sale .........            --           (240)
      Decrease(increase) in accounts receivable ...............................          (937)         2,873
      Increase in other receivables ...........................................        (1,015)        (1,400)
      Increase in other current assets and other assets .......................           (10)          (308)
      Increase in accounts payable and accrued liabilities ....................         2,103            392
      Increase in unbenefitted tax refunds received ...........................         5,074          7,066
      Decrease in income taxes payable ........................................           (28)            --
      Decrease in other liabilities ...........................................          (188)          (481)
                                                                                      -------        -------

           Net cash provided by operating activities ..........................         2,757          7,628
                                                                                      -------        -------

Cash flows from investing activities:
      Net proceeds(loss) from sale of property and equipment (operating and
      held for sale) ..........................................................           405            (42)
      Additions to property and equipment .....................................          (196)          (290)
                                                                                      -------        -------
           Net cash provided by(used in) investing activities .................           209           (332)
                                                                                      -------        -------

Cash flows from financing activities:
      Bank and other borrowings ...............................................            --          1,000
      Proceeds from the issuance of Common Stock ..............................           873            930
      Repayment of debt .......................................................          (694)        (4,885)
                                                                                      -------        -------
           Net cash provided by(used in) financing activities .................           179         (2,955)
                                                                                      -------        -------

Net increase in cash and cash equivalents .....................................         3,145          4,341

Cash and cash equivalents at beginning of period ..............................         4,433          1,542
                                                                                      -------        -------

Cash and cash equivalents at end of period ....................................       $ 7,578        $ 5,883
                                                                                      =======        =======

Supplemental schedule of noncash operating, investing and financing activities:
      Purchase of HMS:
           Operating activities:
              Accounts receivable .............................................       $    51
              Goodwill ........................................................         1,048
              Other assets ....................................................           227
              Accounts payable and accrued expenses ...........................           624
              Other liabilities ...............................................           399
                                                                                      -------
           Total operating activities .........................................       $ 2,349
                                                                                      =======

           Investing activities:
              Property plant and equipment ....................................       $    95
                                                                                      =======

           Financing activities:
              Current maturities of long term debt ............................       $   278
              Stock issued for purchase .......................................           120
                                                                                      -------
           Total financing activities .........................................       $   398
                                                                                      =======

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (unaudited)



NOTE 1 --  BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of November 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended November 30, 1996 and 1995 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended November 30, 1996 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

         The Company's financial statements are presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred significant losses from operations in fiscal 1996 and continues to report losses for fiscal 1997. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems and the realization of the Company's plan of operations. The consolidated financial statements do not include any adjustments that might result from an unfavorable outcome of this uncertainty (see Note 3-- "Operating Losses and Liquidity").

         The weighted average number of shares outstanding used to compute loss per share were 2,935,000 and 2,628,000 for the three months ended November 30, 1996 and 1995, respectively; and 2,895,000 and 2,628,000 for the six months ended November 30, 1996 and 1995, respectively.

NOTE 2 -- DEBENTURE EXCHANGE OFFER

         On November 14, 1996, the Company commenced a consent solicitation pursuant to a proxy statement addressed to its Debentureholders (the "Consent Solicitation"). The Company simultaneously initiated an exchange offer (the "Debenture Exchange Offer").

         The Debenture Exchange Offer offered to the holders of Debentures to exchange $500 in cash plus sixteen (16) shares of Common Stock designated aggregately as payment of principal, plus $80 in cash plus eight (8) shares of Common Stock, designated aggregately as a payment of interest for each $1,000 of the outstanding principal amount of its Debentures and the waiver by the Debentureholder of all interest accrued and unpaid on such principal amount as of the date of the Exchange

         On December 30, 1996, the Company completed the Debenture Exchange Offer with its Debentureholders. The Company was advised by the Exchange Agent that affirmative consents of Debentureholders in excess of 82% had been received, and that all propositions had been consented to and approved by Debentureholders. An aggregate of $6,846,000 of principal amount of Convertible Subordinated Debentures (the "Debentures") (the "Tendered Debentures"), representing 72% of the issued and outstanding Debentures, were tendered for exchange to the Company pursuant to the terms of the Exchange Offer. With respect to the Tendered Debentures, the Company paid the Exchange Agent, on behalf of tendering Debentureholders, an aggregate amount of $3,970,680 and requisitioned for issue 164,304 shares of the Company's Common Stock, representing the stock portion of the Exchange Offer. The distribution of the exchange consideration to tendering Debentureholders was made by the Exchange Agent within five days after the closing date of December 30, 1996. With respect to the $2,692,000 of principal amount of Debentures which were not tendered for exchange, the Company paid an aggregate of $552,701 of interest and default interest to such non-tendering Debentureholders. Due to the affirmative result of the Consent Solicitation and the payment by the Company of interest and default interest with respect to all Debentures which have not been tendered for exchange, the Company is no longer in default with respect to such Debentures.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (unaudited)



         Based upon the closing price of the Company's Common Stock on December 30, 1996 of $11.50 per share, the resulting gain on the Debenture Exchange was $2.5 million less approximately $0.3 million in related costs and expenses for a net gain of $2.2 million with the remaining amount of $1.9 million being recorded to additional paid in capital. The aggregate principal amount of Debentures which were not tendered was $2,692,000 and is reflected in long-term debt. The effect of these transactions on the Company's consolidated financial position as of November 30, 1996 has been reflected in the accompanying pro forma Condensed Consolidated Balance Sheet.

NOTE 3 --  OPERATING LOSSES AND LIQUIDITY

         At November 30, 1996, the Company had cash and cash equivalents of $7.6 million. The Company provided $2.8 million from its operating activities, provided $0.2 million from its investing activities and provided $0.2 million in its financing activities. The Company reported a net loss of $1.0 million for the quarter ended November 30, 1996, versus net income of $0.7 million for the quarter ended November 30, 1995. Included in the results for the second quarters of fiscal 1996 and 1997 is a tax benefit of $2.6 million and $0.3 million, respectively (see Note 6-- "Income Taxes"). As a result, the Company has an accumulated deficit of $53.5 million and a total stockholders' deficiency of $8.6 million as of November 30, 1996. Additionally, the Company's current assets at November 30, 1996 amounted to approximately $14.9 million and current liabilities were approximately $37.5 million, resulting in a working capital deficiency of approximately $22.6 million and a negative current ratio of 1:2.5. The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to dispose of certain of its freestanding facilities.

         Included in current and non-current assets are three hospital facilities designated as property and equipment held for sale with a total carrying value of $5.9 million. In August 1996, the Company sold one of its non-operating facilities and also closed an operating facility due to poor performance. The Company used the proceeds from the sale of the facility to pay off secured debt and for other working capital purposes. As part of the transaction related to this sale, the Company took back a note on the property. The provisions of the note allow the buyer a discount if the note is redeemed in the first six months. In the event the buyer exercises this option, the proceeds to the Company would be an additional $1.55 million. In the first quarter of fiscal 1997, the Company entered into escrow for the sale of another facility which is scheduled to close during the third quarter. Accordingly, this non-operating property is classified as current property held for sale.

         Included in current liabilities are $9.5 million of Debentures in default, immediately due and payable on account of acceleration and $2.0 million of accrued interest as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. On November 14, 1996, the Company commenced a Consent Solicitation addressed to its Debentureholders. The Company simultaneously initiated the Debenture Exchange Offer to exchange cash and Common Stock of the Company for its Debentures, as discussed below and in Note 2 -- "Debenture Exchange Offer".

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (unaudited)



         The Debenture Exchange Offer required the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to expend approximately $4.5 million of cash during the third quarter of fiscal 1997, over and above cash required to fund other financing, operating and investing needs. The Debenture exchange offered to the holders of Debentures to exchange $500 in cash plus sixteen (16) shares of Common Stock, designated aggregately as payment of principal, plus $80 in cash plus eight (8) shares of Common Stock, designated aggregately as a payment of interest for each $1,000 of the outstanding principal amount of its Debentures and the waiver by the Debentureholder of all interest accrued and unpaid on such principal amount as of the date of the Exchange. Accomplishment of the Debenture Exchange will reduce the Debenture's debt service requirement and will decrease the Company's future cash flow requirements. As a result of the completion of the Debenture Exchange Offer, the Company's debt obligations will be reduced by $6,846,000 in the third quarter of fiscal 1997. Subsequently, $2,692,000 of the Company's debt obligations represented by untendered Debentures will be reclassified to long term debt during the third quarter of fiscal 1997.

         Also included in current maturities of long-term debt is approximately $2.0 million which represents the Company's obligation pursuant to its Secured Convertible Note due in January 1997. The Company has requested and has received a thirty day extension on the maturity of this Note, and is currently in negotiation to convert this Note and the outstanding accrued interest into non-voting Preferred Stock. The holder of the Note has agreed in principle to the exchange of the Note for shares of a newly designated non-voting Preferred Stock and to accept additional shares of Preferred Stock in lieu of approximately $63,000 of accrued interest. While the Company does not believe that such exchange will not be effected, no assurance can be made that an ultimate agreement will be completed.

         These conditions raise doubt about the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

         In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold as management continues to implement plans for expanding the Company's managed care and behavioral medicine contract management operations. During fiscal 1996, the Company established an additional restructuring reserve of $0.1 million for severance and other cash outlays related to the planned facility closure and disposition which occurred during the first quarter of fiscal 1997. In addition, in July 1996, the Company closed the administrative offices of Comprehensive Care Integration ("CCI") located in San Ramon, California. Closure of this office and several non-performing contract units was part of the planned restructuring of these operations. The impact of this restructuring was approximately $0.2 million and was recorded during the first quarter of fiscal 1997. The following table sets forth the activity to the restructuring reserve during the second quarter of fiscal 1997:

                                                               CHARGES
                                             AUGUST 31,   -----------------              NOVEMBER 30,
                                               1996       INCOME    EXPENSE    PAYMENTS      1996
                                               ----       ------    -------    --------      ----
                                                                (AMOUNTS IN THOUSANDS)
          Restructuring Reserve:
          Severance .....................       $104       $ --       $ --       $ (17)       $ 87
          Operations/corporate relocation        365         --         --         (40)        325
                                                ----       ----       ----       -----        ----
                                                $469       $ --       $ --       $ (57)       $412
                                                ====       ====       ====       =====        ====

         In previous years, the Company was obligated to support and fund certain poorly performing freestanding facilities that now have been closed, including two such facilities closed in fiscal 1996 and another in fiscal 1997 (see Note 5-- "Property and Equipment Held for Sale"). As a result, the Company will no longer be burdened with the

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (unaudited)



negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1997 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1996 and 1997, known contract and cyclical changes, and also giving consideration to cash on hand at November 30, 1996 of $7.6 million, management expects the Company to be able to meet its cash obligations required by operations during the next year, including the Company's obligations under the Debentures. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations.

         At the time of the commencement of the Debenture Exchange Offer, the Company had sufficient cash resources available to fund the cash portion of the Exchange. As of the completion of the Exchange, the Company utilized an aggregate of $4.5 million to fund the cash portion of the Exchange and the payment of interest due with respect to Debentures not tendered. Such cash resources represented approximately 60% of the Company's available cash resources as of November 30, 1996. Based upon current levels of operation and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital, however, the occurrence of business or economic conditions beyond the control of the Company or the loss of existing contracts which cash from operations is internally generated or the inability to conclude pending contract proposals may adversely affect the adequacy of such working capital. Such anticipated cash resources to fund additional operating needs include:

         - The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than April 1998 if offered by the Company.

         - The Company filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. The Company received the full refund claim for fiscal 1995 in October 1995. In September 1996, the Company filed its fiscal 1996 Federal tax return and also filed a Form 1139. The Company received a refund in the amount of $5.4 million during the second quarter of fiscal 1997. The Company has also filed amended Federal tax returns for prior years to claim refunds for an additional $7.7 million. These refund claims have been made under
              Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. The Company is currently under audit by the IRS regarding its 1995 Federal tax return and the amended returns for prior years. Accordingly, no assurances can be made to the Company's entitlement to such refunds or the timing of the receipt thereof (see Note 6-- "Income Taxes").

         - Included in property and equipment held for sale is one hospital facility currently under contract to be sold. The sale of this facility is scheduled to close during the third quarter of fiscal 1997. The proceeds from the sale are expected to be $1.3 million.

         - Included in assets held for sale (non-current) are two hospital facilities designated as property and equipment held for sale with a total carrying value of $4.7 million. The Company expects to sell these facilities during fiscal 1997. In addition, the Company sold a non-operating facility during the first quarter of fiscal 1997. As part of this transaction, the Company took back a note on the property with provisions that allow the buyer a discount if the note is redeemed in the first six months. In the event the buyer exercises this option, the proceeds to the Company would be $1.55 million. Proceeds from the sales of such assets will not be available by the time of the completion of the Debenture Exchange Offer. Accordingly, management expects to use such cash proceeds, if received during fiscal 1997, to fund expansion of the Company's operations.

         All of these potential sources of additional cash in fiscal 1997 are subject to variation due to business and economic influences outside the Company's control. There can be no assurance that during fiscal 1997 the Company

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (unaudited)



will complete the transactions required to fund its working capital deficit.

NOTE 4 -- ACQUISITIONS AND DISPOSITIONS

         On July 25, 1996, the Company consented to closing the acquisition of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan Inc. and Behavioral Healthcare Management, Inc. (hereafter collectively referred to as "HMS"). The Company consented to the closing reserving its rights to assert certain claims against the former owners (the "Sellers") and others (see Note 6-- "Commitments and Contingencies"). HMS contracts with commercial and governmental agencies to provide managed behavioral health care programs to patients in Michigan and Ohio. Additionally, HMS provides the following on a contract basis: case management (precertification, concurrent review, quality assurance, retrospective chart reviews, peer review and clinical audits as requested by their clients), claims review, network development, credentialing and management of clinical services for hospitals and community providers. The Company recorded the acquisition using the purchase method of accounting. The Company's Condensed Consolidated Financial Statements for the six months ended November 30, 1996 reflect the results of operations for HMS for the period of July 25, 1996 through November 30, 1996. In conjunction with this acquisition, the Company issued 16,000 shares of its Common Stock. In addition, certain provisions of the employment agreements with the Sellers provide for an additional earn out of stock warrants based on performance. The Company recorded $1.0 million in goodwill related to the acquisition which will be amortized on a straight line basis over 20 years.

         On August 12, 1996, the Company sold a non-operating facility in Costa Mesa, California. As part of this transaction, the Company took back a note equal to 83% of the selling price. This note provides the buyer with an incentive option should the note be paid off in full on or before six months from closing. In the event the buyer elects this option, he will receive a 21% discount on the note. Given this sale is highly leveraged, the Company has elected not to recognize any income on this sale. In the event the buyer exercises this option, the proceeds to the Company would be $1.55 million and the Company would recognize a loss of approximately $273,000. If the buyer does not exercise this option, the Company will recognize a gain on the sale of $127,000 using the installment method of accounting. Under the installment method, the Company would have recognized a gain on the disposal of assets of approximately $21,600 for the first six months of fiscal 1997.

NOTE 5 --  PROPERTY AND EQUIPMENT HELD FOR SALE

         The Company has decided to dispose of certain freestanding facilities and other assets (see Note 3-- "Operating Losses and Liquidity"). Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with a historical net book value of approximately $11.4 million at November 30, 1996, is carried at estimated net realizable value of approximately $5.9 million. Direct healthcare expenses for the facilities designated for disposition were approximately $0.2 million for the three months ended November 30, 1996. There were no operating revenues for this period.

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

         A summary of the transactions affecting the carrying value of current and non-current property and equipment held for sale for the three months ended November 30, 1996, is as follows (in thousands):

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (unaudited)



          Balance as of August 31, 1996 .............     $ 5,937

          Carrying value of assets sold .............          (8)
                                                          -------

          Balance as of November 30, 1996 ...........     $ 5,929
                                                          =======

NOTE 6 --  INCOME TAXES

         On July 20, 1995, the Company filed its Federal income tax return for fiscal 1995. On August 4, 1995, the Company filed form 1139 "Corporate Application for Tentative Refund" to carry back losses under Section 172(f) requesting a refund to the Company in the amount of $9.4 million. On August 30, 1995, the Company also filed amended Federal tax returns for several prior years to carry back losses under Section 172(f). The refunds requested on the amended returns are approximately $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983 and $0.4 million for 1982. On September 20, 1996, the Company filed its Federal income tax return for fiscal 1996, and subsequently filed form 1139 "Corporate Application for Tentative Refund" to carry back losses described in Section 172(f) requesting a refund to the Company in the amount of $5.5 million. The Company has requested refunds totalling $22.6 million as follows:
$7.7 million for amended prior years' returns, $9.4 million for fiscal year 1995, and $5.5 million for fiscal year 1996. There may be opposition by the Internal Revenue Service ("IRS") as to the Company's ability to obtain benefits from refunds claimed under Section 172(f). Therefore, no assurances can be made as to the Company's entitlement to all claimed refunds.

         In October 1995, the Company received a $9.4 million tentative refund for fiscal 1995. Of this refund, $2.4 million was recognized as a tax benefit during the second quarter of fiscal 1996. In September 1996, the Company received a $5.4 million tentative refund for fiscal 1996. Of this refund, $0.3 million has been recognized as a tax benefit during the second quarter of fiscal 1997. Receipt of the 1995 and 1996 Federal tax refunds does not imply IRS approval. Due to the lack of legal precedent regarding Section 172(f), the unbenefitted amounts from fiscal 1995 and 1996 of $7.0 million and $5.1 million, respectively, are reflected on the Company's consolidated balance sheet in unbenefitted tax refunds received. In connection with the refund claims, the Company paid contingency fees of $1.9 million and $1.1 million relating to the fiscal 1995 and 1996 refunds, respectively. The Company expensed a pro rata portion of the contingency fees as related tax benefits were recognized. The remaining amount of $2.4 million is reflected in the Company's consolidated balance sheet as other receivables. In the event the IRS Appeals Office determines that the Company is not entitled to all or a portion of the deductions under Section 172(f), this fee is reimbursable to the Company proportionately.

         The Company is currently under audit by the IRS related to its fiscal 1995 Federal income tax return and the amended returns for prior years. Neither the Company nor the IRS will be foreclosed from raising other tax issues in regard to any audits of such returns, which also could ultimately affect the Company's tax liability.

NOTE 7 --  COMMITMENTS AND CONTINGENCIES

         On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgment with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (unaudited)



its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgment as a matter of law, which the court denied in its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. RehabCare filed its first brief to set forth argument on January 29, 1996, the Company filed its brief on March 19, 1996 and RehabCare filed its reply on April 6, 1996. Verbal argument was heard by the District Court in June 1996. On October 22, 1996, The U.S. Court of Appeals for the Eighth Circuit reversed the judgment in favor of the Company and against RehabCare entered by the District Court following the jury's verdict in favor of the Company. On November 5, 1996, the Company filed a Petition for Rehearing with the Eighth Circuit. Any effect from the outcome of this lawsuit will not have a material adverse impact on the Company's results of operations.

         On December 27, 1995, AGCA, Inc. and Merit Behavioral Care Systems Corporation filed a lawsuit against a subsidiary of the Company, one of its employees, and other non-related parties. The cause, originally filed in Travis County, has been moved to the 101st District Court of Dallas County (Case No. 962970E). On January 29, 1996, AGCA, Inc. also filed a lawsuit against a subsidiary of the Company and one of its employees in the U.S. District Court, Tampa Division (Case No. 95-15768). Both lawsuits seek injunctive relief and the Texas action includes a claim of conspiracy. Plaintiffs agreed to mediate both the Texas and Florida actions, on September 3, 1996, in Tampa, Florida. On September 4, 1996, the Company settled this dispute. The settlement agreement and release requires a payment by the Company's subsidiary and its employee of $325,000. In addition, the subsidiary's employee agreed not to solicit certain customers until after May 15, 1997. The Company recorded a charge of $250,000 during the first quarter of fiscal 1997 which represents the net amount paid by the Company. The Company paid the settlement amount on September 21, 1996.

         The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of HMS (see Note 4-- "Acquisitions and Dispositions"). The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division, against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. Discovery has been initiated by all parties and the Company believes it has good and meritorious defenses and that HMS has meritorious claims in its arbitration. In November 1996, Emerald moved the court for summary judgment. The hearing on such motion has been adjourned and the Company's response is pending. The Company believes that it has claims arising from this transaction against the accountants and legal counsel of HMS as well as HMS's lending bank. On October 1, 1996, the Company filed a claim of malpractice against the legal counsel of HMS. These claims are presently being investigated and have not as yet been quantified. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

         On September 6, 1996, the Company instituted an arbitration against the Sellers of HMS with the American Arbitration Association in Orange County, California seeking, among other things, damages from the Sellers which the Company sustained by reason of the inaccuracies of the representations and warranties made by the Sellers and for the indemnification from each of the Sellers as provided for under the terms of the Stock Purchase Agreement. The Sellers have not interposed their answers to the arbitration, and the arbitration is therefore in its formative stages. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

         In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to Common Stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1996
                                   (unaudited)



Company's progress toward returning to continuing listing standards and has so indicated in approving the Company's most recent Listing Application on December 30, 1996. Management believes, though no assurance may be given, that the recent completion of the Company's Debenture Exchange Offer will enable the Company to seek additional equity and thereby satisfy the Committee of the Company's progress. No assurance may be given that additional equity may be obtained on terms favorable to the Company. No assurance may be given as to the actions that the NYSE may take or that the steps of the restructuring will be successfully completed.

         An involuntary bankruptcy petition was dismissed on March 6, 1995 pursuant to an agreement dated March 3, 1995 between the Company and a representative of the petitioners. Under such agreement the Company has agreed, subject to the conditions therein, to offer to exchange for its outstanding 7 1/2% Convertible Subordinated Debentures a combination of cash and shares. See
Note 3 to the Company's Condensed Consolidated Financial Statements for a discussion of the Company's default in the payment of interest on its 7 1/2% Convertible Subordinated Debentures, the acceleration of the full principal amount thereof, and the affirmative consents of Debentureholders to waive the default and acceleration (see Note 2-- "Debenture Exchange Offer").

         From time to time, the Company and its subsidiaries are also parties and their property is subject to ordinary routine litigation incidental to their business. In some pending cases, claims exceed insurance policy limits and the Company or a subsidiary may have exposure to a liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company's financial statements.

NOTE 8 --  SUPPLEMENTAL EARNINGS/(LOSS) PER SHARE

        The supplemental earnings/(loss) per share information gives effect to the Debenture Exchange Offer as if it had occurred at the beginning of the period presented (see Note 2 -- "Debenture Exchange Offer").

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) completing its exchange with the holder of the Secured Convertible Note for shares of Preferred Stock, (ii) disposing of certain remaining facilities on acceptable terms, (iii) expanding the behavioral medicine managed care and contract management portions of the Company's business, (iv) securing and retaining certain refunds from the IRS and certain judgments from adverse parties in the legal proceedings described above, (v) maintaining the listing of the Company's Common Stock on the NYSE, (vi) obtaining additional equity capital as to which no assurance can be given that such additional equity may be obtained on terms favorable to the Company; and (vii) securing any requisite stockholder approval and consent to the transactions described above.

         The forward-looking statements included herein are based on current assumptions including that competitive conditions within the healthcare industry will not change materially or adversely, that the Company will retain existing key management personnel, that the Company's forecasts will accurately anticipate market demand for its services, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its budgets, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

General

         In response to continuing changes in the behavioral health care industry, the Company has made significant changes in its operations, including the divestiture of many freestanding facilities, so that the Company can focus on its network solutions related to managed care and behavioral medicine contract management operations. During fiscal 1996, managed care operations experienced significant growth through internal development and the expansion into new managed care behavioral health markets and products. In addition, during the first quarter of fiscal 1997 the Company acquired four companies in Michigan which provide managed care behavioral health services. The following table sets forth operating revenues of the Company's managed care, behavioral medicine contracts and hospital operations for the selected quarterly periods:

                                                                    Three months ended
                                                       ---------------------------------------------
                                                       November 30,       May 31,       November 30,
                                                          1996             1996             1995
                                                       ------------       -------       ------------

       Comprehensive Behavioral Care operations....         64%              56%              42%
       Comprehensive Care Integration operations...        16               17               17
       Freestanding operations.....................        18               26               40
       Corporate services... ......................         2                1                1
                                                          ---              ---              ---

                                                          100%             100%             100%
                                                          ===              ===              ===

         As a result of the Company's continued negative results from operations, the Company has had difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. During the second quarter of fiscal 1997, the Company has utilized the proceeds from income tax refunds and available cash on hand to fund its working capital deficit.

Global Restructuring

         In early fiscal 1995, Management developed a "global restructuring" plan intended to address the Company's immediate challenges and to return to a base of profitability for future success. Management has achieved all of the stated objectives in the global restructuring plan. The restructuring of the Company's financial obligations represented by the Company's 7 1/2% Convertible Subordinated Debentures (the "Debentures") occurred during the third quarter of fiscal 1997 (see Note 2 to the Company's Condensed Consolidated Financial Statements included herein).

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

         In addition, in July 1996, the Company closed the administrative offices of Comprehensive Care Integration located in San Ramon, California. Closure of this office and several non-performing contract units was part of the planned restructuring of these operations. The impact of this restructuring was approximately $0.2 million and was recorded during the first quarter of fiscal 1997. The following table sets forth the activity to the restructuring reserve during the second quarter of fiscal 1997:

                                                              CHARGES
                                             AUGUST 31,   -----------------               NOVEMBER 30,
                                                1996      INCOME    EXPENSE    PAYMENTS       1996
                                                ----      ------    -------    --------       ----
                                                                (AMOUNTS IN THOUSANDS)

       Restructuring Reserve:
       Severance ........................       $104       $ --       $ --       $ (17)       $ 87
       Operations/corporate relocation ..        365         --         --         (40)        325
                                                ----       ----       ----       -----        ----
                                                $469       $ --       $ --       $ (57)       $412
                                                ====       ====       ====       =====        ====

         In August 1996, the Company sold its non-operating freestanding facility in Costa Mesa, California which had been closed in November 1995 due to poor performance. The Company utilized the proceeds received from the sale to reduce secured debt and other working capital purposes. One of the three non-operating freestanding facilities is currently under contract to be sold and is scheduled to close escrow during the third quarter of fiscal 1997.

         The Company has been seeking to restructure its obligations under the Debentures, and was in default as a result of the Company's failure to make scheduled payments of interest (see Note 3 to the Company's Condensed Consolidated Financial Statements included herein). On November 14, 1996, the Company commenced a Consent Solicitation pursuant to a proxy statement addressed to its Debentureholders. The Company simultaneously initiated the Debenture Exchange Offer to exchange cash and Common Stock of the Company for its Debentures. As a result of the completion of the Debenture Exchange Offer, the Company's debt obligations have been reduced by $6,846,000. Subsequently, $2,692,000 of the Company's debt obligations represented by untendered Debentures will be reclassified to long term debt during the third quarter of fiscal 1997.

RESULTS OF OPERATIONS

Statistical Information

         The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:

                                                                   Three months ended                        Six months ended
                                                      ---------------------------------------------    ----------------------------
                                                      November 30,      August 31,     November 30,    November 30,    November 30,
                                                         1996             1996           1995             1996            1995
                                                      ------------      ----------     ------------    ------------    ------------
          Managed care operations:
              Covered lives ....................       1,331,155        1,147,664        693,220        1,331,155        693,220

          Patient days:
              Freestanding facilities ..........           1,591            1,516          2,033            3,107          5,811
              Behavioral medicine contracts ....           2,256            2,986          4,383            5,170          9,917

          Freestanding facilities:
              Occupancy rate ...................              47%              29%            14%              36%            11%
              Admissions .......................             301              312            353              613            926
              Average length of stay (days) ....               5                5              6                5              6

          Behavioral medicine contracts:
              Average occupied beds per contract               5                5              6                5              7
              Admissions .......................             358              464            584              822          1,354
              Average length of stay (days) ....               6                6              8                6              7

          Total beds available at end of period:
              Freestanding facilities ..........              38               58             84               38             84
              Behavioral medicine contracts ....              55               82            114               67            114

Three Months Ended November 30, 1996 Compared to Three Months Ended November 30, 1995

         The Company reported a pretax loss of approximately $1.3 million for the second quarter of fiscal 1997, an improvement of approximately $0.5 million or 28% from the pretax loss of approximately $1.8 million reported for the second quarter of fiscal 1996. Included in revenues for the second quarter of fiscal 1996 is a gain of $1.0 million related to the sale of an operating facility in October 1995.

         Operating revenues for the second quarter of fiscal 1997 increased by $2.1 million or 28% from the second quarter of fiscal 1996. The second quarter of fiscal 1997 reflects an increase in managed care operating revenues of $3.0 million or 86% as compared to the second quarter of fiscal 1996. This increase in managed care operating revenues was offset by the decline in operating revenues from freestanding facilities due to the closure of one freestanding facility during the first quarter of fiscal 1997.

         Direct healthcare expenses increased by approximately $1.3 million or 19% from the second quarter of fiscal 1996 compared to the second quarter of fiscal 1997. The increase in direct healthcare expenses is primarily attributable to an increase of 93% in direct healthcare expenses related to managed care operations which was partially offset by the 49% decline in direct healthcare expenses for freestanding operations. General and administrative expenses decreased by approximately $0.3 million from the second quarter of fiscal 1996 as a result of a decline in corporate overhead expenses. The second quarter of fiscal 1996 includes $0.5 million in fees related to the Company's fiscal 1995 Federal income tax refund. The second quarter of fiscal 1997 includes $0.1 million in fees related to the Company's fiscal 1996 Federal income tax refund (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein). The provision for doubtful accounts decreased by $0.2 million or 60% during the second quarter of fiscal 1997 compared to the same period for fiscal 1996 as a result of the significant decline in freestanding operations.

Managed Care Operations

         The following table reflects covered lives by major product provided:

                                        November 30,     August 31,    November 30,
                                            1996            1996          1995
                                        ------------     ----------    ------------
       Carve-out (capitated) .....       1,184,324       1,039,372       598,086
       Blended products ..........           4,585           4,601         5,128
       EAP services ..............          66,343          69,915        83,599
       ASO services ..............          75,903          33,776         6,407
                                         ---------       ---------       -------
            Total covered lives ..       1,331,155       1,147,664       693,220
                                         =========       =========       =======

         At November 30, 1996, the number of covered lives increased to 1,331,155 from 693,220 a year ago or by 92%. This increase is primarily attributable to new contracts added during the period in South Florida, Michigan, Puerto Rico and Texas. Comprehensive Behavioral Care ("Comprehensive Behavioral") distinguishes itself from its competition by being the "science-based" provider of care and manages all clinical programs based upon proven treatment technologies.

         In the second quarter of fiscal 1997, operating revenues increased by $3.0 million compared to the second quarter of fiscal 1996. Direct healthcare expenses also increased by $2.7 million in the second quarter of fiscal 1997 compared to the same period a year ago. In addition, general and administrative expenses increased to $1.0 million or by $0.6 million in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996. Included in the results for the second quarter of fiscal 1997 are $0.4 million in legal fees related to litigation. As a result, the net operating loss for managed care operations for the second quarter of fiscal 1997 was $0.7 million, an increase of $0.3 million from the same quarter a year ago which reported a net operating loss of $0.4 million.

Behavioral Medicine Contracts

         In the second quarter of fiscal 1997, Comprehensive Care Integration ("CCI") operating revenues increased by $0.2 million or by 15% from the second quarter of fiscal 1996, and direct healthcare expenses decreased 3%. In addition, general and administrative expenses decreased $0.2 million or 62% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. The increase in operating revenues during the second quarter of fiscal 1997 combined with the decrease in expenses and resulted in a net operating loss of $0.3 million, an improvement of $0.3 million as compared to the same period for fiscal 1996.

         During the second quarter of fiscal 1997, CCI closed five contract units. These units were closed due to poor performance or were at the end of the term of their contract. As a result, during the second quarter of fiscal 1997, patient days of service for behavioral medicine contracts declined by approximately 49% from 4,383 patient days to 2,256 patient days. Units which were operational for both the second quarter of fiscal 1997 and 1996 experienced a 17% decrease in utilization to 1,319 patient days. Average net revenue per patient day at these units increased by 28% from the same quarter a year ago resulting in an increase in overall net inpatient operating revenues of 7% to $0.2 million. Net outpatient revenues for programs operational for both quarters at these units increased 24% from approximately $727,000 in the second quarter of fiscal 1996 to approximately $901,000 in the second quarter of fiscal 1997. The increase in net outpatient revenues is predominately a result of an increase in utilization of partial hospitalization programs.

         The following table sets forth quarterly utilization data on a "same store" basis:

                                                      Same Store Utilization
                                                     -------------------------
                                                     Fiscal 1997   Fiscal 1996
                                                     2nd Quarter   2nd Quarter
                                                     -----------   -----------

         Admissions..............................        315           314
         Average length of stay..................          4             5
         Patient days............................      1,319         1,581
         Average occupancy rate..................         26%           32%

         For units which were operational for the second quarters of fiscal 1997 and 1996, direct healthcare expenses increased 20%, which was offset by a 20% increase in operating revenues. This resulted in an increase in operating income at the unit level by 34%.

Freestanding Operations

         Operating revenues for freestanding operations decreased by $1.1 million or by 39% during the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. In addition, direct healthcare expenses declined 49% or $1.5 million in the second quarter of fiscal 1997 and general and administrative expenses declined by $0.1 million. The decrease in operating revenues when combined with the significant decrease in direct healthcare expenses, resulted in an improvement in hospital operations net operating loss for the second quarter of fiscal 1997 of $0.1 million compared to the loss of $0.5 million reported for the same quarter a year ago.

         Admissions in the second quarter of fiscal 1997 decreased to 301 from 353 in the second quarter of fiscal 1996, an overall decline of 15%. This decline is primarily due to the closure of an operating facility during the first quarter of fiscal 1997.

         The following table sets forth selected quarterly utilization data on a "same store" basis.

                                                      Same Store Utilization
                                                     -------------------------
                                                     Fiscal 1997   Fiscal 1996
                                                     2nd Quarter   2nd Quarter
                                                     -----------   -----------

         Admissions..............................        301           182
         Average length of stay..................          5             5
         Patient days............................      1,591           926

         Net revenue per patient day for "same store" facilities decreased to $1,001 for the second quarter of fiscal 1997 from $1,676 for the second quarter of fiscal 1996. Admissions increased for the quarter from 182 in the second quarter of fiscal 1996 to 301 in the second quarter of fiscal 1997. In addition, patient days increased from 926 in the second quarter of fiscal 1996 to 1,591 in the second quarter of fiscal 1997. The increase in admissions and patient days resulted in an increase in net operating revenues for the second quarter of fiscal 1997 of $41,000.

         The following table illustrates revenues in outpatient and day care programs offered by the "same store" facilities:

                                                             Net Outpatient/Daycare Revenues
                                                             -------------------------------
                                                                (Dollars in thousands)
                                                               Fiscal 1997   Fiscal 1996
                                                               2nd Quarter   2nd Quarter
                                                               -----------   -----------

         Facilities offering...............................           1             1
         Net outpatient/daycare revenues...................      $1,363          $908
         % of total "same store" net operating revenues....          83%           72%

         Direct healthcare expenses at the Company's freestanding facilities on a "same store" basis increased $0.2 million and bad debt expense decreased $0.1 million in the second quarter of fiscal 1997 from the second quarter of fiscal 1996. Net operating income decreased $57,000 in the second quarter of fiscal 1997 from the same period a year ago. This is primarily due to a Medicare cost report settlement of $287,000 received in November 1995.

Three Months Ended November 30, 1996 Compared to Three Months Ended August 31, 1996

         The Company reported a net loss of approximately $1.0 million or $0.34 per share for the quarter ended November 30, 1996, an improvement of approximately $0.8 million or $0.28 per share from the loss reported for the quarter ended August 31, 1996. Included in the three months ended November 30, 1996 is an income tax benefit of $0.3 million related to the carryback of fiscal 1996 losses defined under Section 172(f) (see Note 6 to the Company's

Condensed Consolidated Financial Statements included herein).

         Operating revenues increased to $9.7 million in the second quarter of fiscal 1997 from $9.0 million in the first quarter of fiscal 1997 or by 8%. This increase is predominately related to an increase in revenues for managed care operations. In addition, revenues for behavioral medicine contract operations increased slightly during the second quarter of fiscal 1997. Direct healthcare expenses increased in the second quarter of fiscal 1997 by 3% or $0.3 million. This increase was the result of an increase in direct healthcare expenses for managed care operations, which was offset by a decrease from behavioral medicine contracts.

         General and administrative expenses increased by $0.5 million during the second quarter of fiscal 1997 compared to the first quarter. The increase in general and administrative expenses during the second quarter of fiscal 1997 is attributable to an increase in managed care and corporate expenses. Corporate general and administrative expenses for the quarter ended November 30, 1996 included $0.1 million for the fees paid related to the Company's fiscal 1995 Federal tax refund. Also included in the first quarter of fiscal 1997 is $0.3 million related to a legal settlement (see Note 7 to the Company's Condensed Consolidated Financial Statements included herein). Included in the results for the second quarter of fiscal 1997 are fees and expenses of $0.1 million related to the Exchange Offer of the Company's Debentures. The provision for doubtful accounts increased by $0.1 million for the second quarter of 1997 versus the first quarter as a result of an increase in bad debts related to contract operations.

Managed Care Operations

         During the second quarter of fiscal 1997, the number of covered lives increased to 1,331,155 or by 16%. This increase is primarily attributable to new members under existing contracts and new contracts added in Texas.

         In the second quarter of fiscal 1997, operating revenues increased 18% to $6.5 million compared to the first quarter of $5.5 million. Direct healthcare expenses also increased by $0.8 million or 16% in the second quarter of fiscal 1997. In addition, general and administrative expenses increased by $0.5 million in the second quarter of fiscal 1997 as compared to the first quarter. Also included in the first quarter of fiscal 1997 is $0.3 million related to a legal settlement (see Note 7 to the Company's Condensed Consolidated Financial Statements included herein). As a result, the net operating loss for managed care operations for the second quarter of fiscal 1997 was $0.6 million, an increase of $0.1 million from the prior quarter.

Behavioral Medicine Contracts

         In the second quarter of fiscal 1997, CCI operating revenues increased slightly from the first quarter of fiscal 1997 and direct healthcare expenses declined by 9%. In addition, general and administrative expenses declined $0.2 million in the second quarter as compared to the prior quarter. The provision for doubtful accounts increased by $0.3 million during the second quarter of fiscal 1997 as compared to the prior quarter. The slight increase in operating revenues during the second quarter of fiscal 1997 combined with the decrease in operating and general and administrative expenses resulted in a decrease in CCI's net operating loss by $0.2 million from the first quarter to $0.3 million.

         During the second quarter of fiscal 1997, patient days of service at behavioral medicine contracts declined by approximately 23% from 2,914 patient days to 2,256 patient days. Units which were operational for both the first and second quarters of fiscal 1997 experienced a 28% decrease in utilization to 1,319 patient days. Average net revenue per patient day at these units increased by 37% from the previous quarter resulting in a slight decline in overall net inpatient operating revenues to $0.2 million. Net outpatient revenues for programs operational for both quarters at these units increased slightly from approximately $923,000 in the first quarter of 1997 to approximately $926,000 in the second quarter of fiscal 1997.

         The following table sets forth quarterly utilization data on a "same store" basis:

                                                       Same Store Utilization
                                                     -------------------------
                                                     Fiscal 1997   Fiscal 1997
                                                     2nd Quarter   1st Quarter
                                                     -----------   -----------

         Admissions..............................        315           389
         Average length of stay..................          4             5
         Patient days............................      1,319         1,820
         Average occupancy rate..................         26%           36%

         For units operational for both quarters, direct healthcare expenses increased 14%. The increase in expenses, combined with the slight increase in operating revenues, resulted in net operating income at the unit level decreasing by 79% from the first quarter of fiscal 1997.

Freestanding Operations

         Operating revenues for freestanding operations decreased slightly to $1.6 million or by 2% during the second quarter of fiscal 1997 compared to the prior quarter. During the first quarter of fiscal 1997, the Company sold one freestanding facility which had been closed during the second quarter of fiscal 1996 and closed another due to poor performance. In addition, direct healthcare expenses declined 2% in the second quarter of fiscal 1997, and the provision for doubtful accounts declined by $0.2 million. As a result, the net operating loss for hospital operations decreased by $0.2 million to $0.1 million for the second quarter of fiscal 1997 compared to the previous quarter.

         Admissions in the second quarter of fiscal 1997 decreased to 301 from 312 in the first quarter, an overall decline of 4%. The following table sets forth selected quarterly utilization data on a "same store" basis:

                                                      Same Store Utilization
                                                     -------------------------
                                                     Fiscal 1997   Fiscal 1997
                                                     2nd Quarter   1st Quarter
                                                     -----------   -----------

         Admissions..............................        301           312
         Average length of stay..................          5             5
         Patient days............................      1,591         1,516

         Net revenue per patient day for "same store" facilities decreased to $1,001 for the second quarter of fiscal 1997 from $1,005 for the first quarter of fiscal 1997. Admissions decreased for the quarter from 312 in the first quarter to 301 in the second quarter of fiscal 1997. The slight decrease in admissions combined with no change in length of stay resulted in a decrease in net operating revenues for the second quarter of fiscal 1997 of $82,000. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to impact utilization. The Company continues to focus its efforts toward providing effective, lower cost outpatient, partial hospitalization and daycare programs, obtaining psychiatric treatment licenses for its freestanding facilities, and toward establishing and maintaining relationships and contracts with managed care and other organizations which pay for or broker such services.

         The following table illustrates revenues in outpatient and daycare programs offered by the "same store" facilities:

                                                            Net Outpatient/Daycare Revenues
                                                            -------------------------------
                                                                (Dollars in thousands)
                                                              Fiscal 1997   Fiscal 1997
                                                              2nd Quarter   1st Quarter
                                                              -----------   -----------

         Facilities offering..............................             1             1
         Net outpatient/daycare revenues..................        $1,363        $1,453
         % of total "same store" net operating revenues...            83%           87%

         Direct healthcare expenses at the Company's freestanding facilities on a "same store" basis decreased $33,000 and the provision for doubtful accounts decreased $7,000 in the second quarter from the first quarter of fiscal 1997. Operating revenues decreased $82,000 in the second quarter. As a result, net operating income decreased $43,000 in the second quarter from the first quarter of fiscal 1997.

         The Company is taking steps to increase revenues, primarily through relicensing facilities to provide psychiatric treatment and the continued development of its behavioral medicine managed care business. The Company is also implementing cost reduction measures, including the closure of selected facilities. In August 1996, the Company sold one non-operating facility and closed one operating facility due to poor performance. The Company owns four freestanding facilities. One of the four owned facilities is currently operating. The Company will continue to evaluate the performance of these facilities in their respective markets and, if circumstances warrant, may increase or reduce the number of facilities designated for disposition.

Six Months Ended November 30, 1996 Compared to Six Months Ended November 30,
1995

         The Company reported a pretax loss of approximately $3.1 million for the six months ended November 30, 1996 which was comparable to the pretax loss of $3.1 million reported for the same period for fiscal 1996. Included in the results for fiscal 1996 is a gain of $1.0 million related to the sale of an operating facility in October 1995 and a credit of $0.4 million related to a settlement with the Company's fidelity bond carrier. Included in the results for fiscal 1997 is a restructuring charge of $0.2 million, a legal settlement of $0.3 million and $0.1 million in fees and expenses relating to the Company's restructure and Exchange Offer of its Debentures. Exclusive of these non-recurring items, the pretax loss for the six months ended November 30, 1996 was $2.5 million compared to the pretax loss of $4.5 million for the same period a year ago.

         Operating revenues increased by 14% or $2.3 million for the six months ended November 30, 1996 compared to the six months ended November 30, 1995. The increase in operating revenues is primarily attributable to an increase in managed care operations of $5.1 million which was offset by a decline of $ 3.2 million related to freestanding operations. Direct healthcare expenses increased by 12% or $1.8 million for the six months ended November 30, 1996 as compared to the same period for fiscal 1996. This decline is attributable to a decrease in direct healthcare expenses for hospital operations of 55% or $3.6 million which was offset by an increase in direct healthcare expenses for managed care of $4.8 million. General and administrative expenses for the six months ended November 30, 1996 increased $0.1 million from the six months ended November 30, 1995. The increase in general and administrative expenses for the six months ended November 30, 1996 includes an increase in managed care operations of $0.6 million, a decrease of $0.1 million in contract operations general and administrative expenses, an increase in hospital general and administrative expenses of $0.3 million, and a decrease in corporate general and administrative expenses of $0.7 million and which included $0.1 million for fees paid related to the Company's fiscal 1996 Federal tax refund. The provision for doubtful accounts declined $0.5 million or 70% for the six months ended November 30, 1996 as compared to the same period a year ago and is attributable to the decline in hospital operations. In addition, interest expense decreased by $0.1 million or 20% for the six months ended November 30, 1996 compared to the six months ended November 30, 1995.

Managed Care Operations

         The number of covered lives increased to 1,331,155 or by 92% as of November 30, 1996 compared to 693,220 for the same period a year ago. Covered lives for contracts existing at November 30, 1995 increased by 108,000 lives or 16%. In addition, new contracts implemented after November 30, 1995 contributed an additional 530,000 lives increasing total covered lives as of November 30, 1996 by 76% as compared to a year ago. The majority of growth in covered lives is predominately related to new contracts implemented in Florida, Puerto Rico and Texas. During fiscal 1997, Comprehensive Behavioral added approximately 70,000 lives under Administrative Service Organization ("ASO") contracts. Under an ASO contract, Comprehensive Behavioral provides overall care management services; however, Comprehensive Behavioral is not at risk.

         Operating revenues increased by $5.1 million to $12.0 million for the six months ended November 30, 1996 compared to the six months ended November 30, 1995. Direct healthcare expenses also increased for the six months ended November 30, 1996 by $4.8 million compared to the same period a year ago. In addition, general and administrative expenses increased by $0.7 million for the six months ended November 30, 1996. Included in general and administrative expenses for the six months ended November 30, 1996 is a legal settlement of $0.3 million and $0.4 million in non-recurring legal expenses. As a result, the net operating loss for managed care operations for the six months ended
November 30, 1996 was $1.2 million, an increase of $0.7 million from the six month period for fiscal 1996.

Behavioral Medicine Contracts

         CCI operating revenues increased by $0.2 million for the six months ended November 30, 1996 or 8% from the same period of fiscal 1996 and direct healthcare expenses remained constant. In addition, general and administrative expenses decreased $0.1 million to $0.4 million, compared to the same fiscal period a year ago. In addition, a restructuring charge of $0.2 million was recorded in the six months ended November 30, 1996. The net result of these items was a net operating loss of $0.8 million compared to the loss for the same period a year ago of $0.9 million.

         Patient days of service at behavioral medicine contracts for the six months ended November 30, 1996 declined by approximately 48% from 9,917 patient days to 5,170 patient days for the same period a year ago. Units which were operational for both the six months ended November 30, 1996 and November 30, 1995, experienced a 13% decrease in utilization to 3,139 patient days. Average net revenue per patient day at these units increased by 10% from the previous period resulting in a decline in overall net inpatient operating revenues of 5% to $0.5 million. Net outpatient revenues for programs operational for both periods at these units increased 33% from approximately $0.8 million for the six months ended November 30, 1995 to approximately $1.1 million for the six months ended November 30, 1996.

         The following table sets forth quarterly utilization data on a "same store" basis:

                                                      Same Store Utilization
                                                   ----------------------------
                                                     Six Months    Six Months
                                                        Ended         Ended
                                                   Nov. 30, 1996  Nov. 30, 1995
                                                   -------------  -------------

         Admissions..............................        704           683
         Average length of stay..................          4             5
         Patient days............................      3,139         3,623
         Average occupancy rate..................         31%           36%

         For units operational for both periods, direct healthcare expenses increased slightly and when combined with the 19% increase in operating revenues, resulted in operating income at the unit level increasing by 144% for the six months ended November 30, 1996 compared to the six months ended November 30, 1995. This increase is due to an increase in the utilization for the partial hospitalization program.

Freestanding Operations

         Operating revenues for freestanding operations decreased by $3.2 million or 49% for the six months ended November 30, 1996 compared to the six months ended November 30, 1995. During the first quarter of fiscal 1997, the Company sold one non-operating facility and closed one operating facility due to poor performance. In addition, direct healthcare expenses declined 55% or $3.6 million in the six months ended November 30, 1996. The provision for doubtful accounts declined by $0.6 million. The decrease in operating revenues combined with the decline in expenses resulted in a net operating loss from hospital operations for the six months ended November 30, 1996 of $0.3 million, an improvement of 74% or $0.3 million from the six months ended November 30, 1995.

         Admissions for the six months ended November 30, 1996 decreased to 613 from 926 for the six months ended November 30, 1995, an overall decline of 34%.

         The following table sets forth quarterly utilization data on a "same store" basis:

                                                      Same Store Utilization
                                                   ----------------------------
                                                     Six Months    Six Months
                                                        Ended         Ended
                                                   Nov. 30, 1996  Nov. 30, 1995
                                                   -------------  -------------

         Admissions..............................         613           286
         Average length of stay..................           5             5
         Patient days............................       3,107         1,511

         Net revenue per patient day for "same store" facilities decreased to $1,052 for the six months ended November 30, 1996 from $1,789 for the six months ended November 30, 1995. Admissions increased for the period from 286 in the six months ended November 30, 1995 to 613 for the six months ended November 30, 1996. The increase in admissions combined with no changes in length of stay, and an increase in outpatient revenues, resulted in an increase in net operating revenues for the six months ended November 30, 1996 of $155,000 as compared to the same period for fiscal 1996. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to impact utilization. The Company continues to focus its efforts toward providing effective, lower cost outpatient, partial hospitalization and daycare programs, obtaining psychiatric treatment licenses for its freestanding facilities, and toward establishing and maintaining relationships and contracts with managed care and other organizations which pay for or broker such services.

         The following table illustrates revenues in outpatient and day care programs offered by the "same store" facilities:

                                                            Net Outpatient/Daycare Revenues
                                                            -------------------------------
                                                                 (Dollars in thousands)
                                                               Six Months      Six Months
                                                                 Ended           Ended
                                                             Nov. 30, 1996    Nov. 30, 1995
                                                             -------------    -------------

         Facilities offering...............................           1                1
         Net outpatient/daycare revenues...................      $2,971           $1,780
         % of total "same store" net operating revenues....          85%              74%

         Direct healthcare expenses at the Company's freestanding facilities on a "same store" basis increased $0.6 million and bad debt expense decreased $0.2 million for the six months ended November 30, 1996 compared to the same period for fiscal 1996. As a result, the net operating income increased $0.2 million for the six months ended November 30, 1996 compared to the six months ended November 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1996, the Company had cash and cash equivalents of $7.6 million. The Company provided $2.8 million from its operating activities, provided $0.2 million from its investing activities and provided $0.2 million from its financing activities. The Company reported a net loss of $1.0 million for the quarter ended November 30, 1996, versus net income of $0.7 million for the quarter ended November 30, 1995. Included in the results for the second quarters of fiscal 1996 and 1997 is a tax benefit of $2.6 million and $0.3 million, respectively (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein). As a result, the Company has an accumulated deficit of $53.5 million and a total stockholders' deficiency of $8.6 million as of November 30, 1996. Additionally, the Company's current assets at November 30, 1996 amounted to approximately $14.9 million and current liabilities were approximately $37.5 million, resulting in a working capital deficiency of approximately $22.6 million and a negative current ratio of 1:2.5. The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to dispose of certain of its freestanding facilities.

         Included in the Company's investing activities for the first six months of fiscal 1997 are the proceeds from the sale of property and equipment of $0.4 million which was offset by the additions to property and equipment of $0.2 million. These proceeds are related to the sale of the Company's freestanding facility in Costa Mesa, California in August 1996. Included in operating activities for the first six months of fiscal 1997 is an increase in accounts receivable of $0.9 million, and an increase in other receivables of $1.0 million. Also included in operating activities for the first six months of fiscal 1997 is an increase in accounts payable and accrued liabilities of $2.1 million and an increase in unbenefitted tax refunds received of $5.1 million. The increase in other receivables and unbenefitted tax refunds received is related to the Company's 1996 Federal income tax refund (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein).

         Included in the cash flows from financing activities is repayment of debt in the amount of $0.7 million which is primarily related to debt secured by the Company's freestanding facility which was sold in August 1996. Also included in financing activities is the proceeds from the issuance of the Company's Common Stock of $0.9 million.

These issuances are related to the exercise of employee stock options. The cumulative effect of the above resulted in an ending cash position for the Company on November 30, 1996 of $7.6 million, an increase of $3.1 million from May 31, 1996.

         During the first six months of fiscal 1996, the Company provided $7.6 million from its operating activities and utilized $0.3 million and $3.0 million from its investing and financing activities, respectively. Included in the funds from financing activities is $0.9 million from the proceeds from the issuance of the Company's Common Stock in private transactions. The Company utilized these proceeds to assist with funding the repayment of debt of $4.9 million during the six-month period. This debt repayment is primarily related to the IRS settlement agreement. Included in operating activities is the decrease in accounts receivables of $0.9 million, a decrease in other receivables of $1.0 million, an increase in unbenefitted tax refunds received of $7.1 million, and the gain on the sale of assets of $1.0 million. This decrease is the result of the repayment of the Company's note receivable related to the sale of the freestanding facility in Sacramento, California which was sold in March 1995. The Company received the balance due on this note in July 1995. The cumulative effect of these items resulted in an ending cash position for the Company on November 30, 1995 of $5.9 million.

         During the first six months of fiscal 1997, the Company recorded non-cash operating activities of $2.3 million on its acquisition of HMS. This was comprised of goodwill of $1.0 million, accounts payable and accrued expenses of $0.6 million, other liabilities of $0.4 million, other assets of $0.2 million and accounts receivable of $0.1 million. In addition, the Company recorded additional property, plant and equipment of $0.1 million. The Company also recorded non-cash financing activities of $0.4 million. This was comprised of current maturities of long-term debt of $0.3 million and issuance of the Company's Common Stock of $0.1 million.

         Current assets as of November 30, 1996 increased by $4.9 million as compared to May 31, 1996. This increase is predominately related to an increase in cash and cash equivalents, accounts receivable and other receivables. Non-current property and equipment held for sale declined by $2.2 million and non-current notes receivable increased by $1.9 million. These changes are related to the sale of the Company's non-operating facility in Costa Mesa, California, which occurred in August 1996. As part of the transaction, the Company took back a note on the property with provisions that allow the buyer a discount if the note is redeemed in the first six months. The increase in other assets as of November 30, 1996 is related to the goodwill recorded in conjunction with the acquisition of HMS.

         Current liabilities as of November 30, 1996 increased $7.3 million as compared to May 31, 1996. This increase is primarily a result of an increase in accounts payable and accrued liabilities of $2.7 million and unbenefitted tax refunds received of $5.1 million. In October 1996, the Company received a refund of $5.4 million related to its 1996 Federal tax return (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein).

         Included in current and non-current assets are three hospital facilities designated as property and equipment held for sale with a total carrying value of $5.9 million. In August 1996, the Company sold one of its non-operating facilities and also closed an operating facility due to poor performance. The Company used the proceeds from the sale of the facility to pay off secured debt and for other working capital purposes. As part of the transaction related to this sale, the Company took back a note on the property. The provisions of the note allow the buyer a discount if the note is redeemed in the first six months. In the event the buyer exercises this option, the proceeds to the Company would be an additional $1.55 million. In the first quarter of fiscal 1997, the Company entered into escrow for the sale of another facility which is scheduled to close during the third quarter of fiscal 1997. Accordingly, this non-operating property is classified as current property held for sale.

         Included in current liabilities are $9.5 million of Debentures in default, immediately due and payable on account of acceleration and $2.0 million of accrued interest as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994. On November 14, 1996, the Company commenced a Consent Solicitation addressed to its Debentureholders. The Company simultaneously initiated the Debenture Exchange Offer to exchange cash and Common Stock of the Company for its Debentures, as discussed below and in Note 2 to the Company's Condensed Consolidated Financial Statements included herein.

         The Debenture Exchange Offer required the holders of a majority of the Debentures to give their approval to rescind the acceleration and the Company to expend approximately $4.5 million of cash during the third quarter of fiscal 1997, over and above cash required to fund other financing, operating and investing needs. The Debenture Exchange offered to the holders of Debentures to exchange $500 in cash plus sixteen (16) shares of Common Stock, designated aggregately as payment of principal, plus $80 in cash plus eight (8) shares of Common Stock, designated aggregately as a payment of interest for each $1,000 of the outstanding principal amount of its Debentures and the waiver by the Debentureholder of all interest accrued and unpaid on such principal amount as of the date of the Exchange. Accomplishment of the Debenture Exchange will reduce the Debenture's debt service requirement and will decrease the Company's future cash flow requirements. As a result of the completion of the Debenture Exchange Offer, the Company's debt obligations will be reduced by $6,846,000 in the third quarter of fiscal 1997. Subsequently, $2,692,000 of the Company's debt obligations represented by untendered Debentures will be reclassified to long term debt during the third quarter of fiscal 1997.

         Also included in current maturities of long-term debt is approximately $2.0 million which represents the Company's obligation pursuant to its Secured Convertible Note due in January 1997. The Company has requested and has received a thirty day extension on the maturity of this Note, and is currently in negotiation to convert this Note and the outstanding accrued interest into non-voting Preferred Stock. The holder of the Note has agreed in principle to the exchange of the Note for shares of a newly designated non-voting Preferred Stock and to accept additional shares of Preferred Stock in lieu of approximately $63,000 of accrued interest. While the Company does not believe that such exchange will not be effected, no assurance can be made that an ultimate agreement will be completed.

         These conditions raise doubt about the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

         In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold as management continues to implement plans for expanding the Company's managed care and behavioral medicine contract management operations. During fiscal 1996, the Company established an additional restructuring reserve of $0.1 million for severance and other cash outlays related to the planned facility closure and disposition which occurred during the first quarter of fiscal 1997. In addition, in July 1996, the Company closed the administrative offices of Comprehensive Care Integration located in San Ramon, California. Closure of this office and several non-performing contract units was part of the planned restructuring of these operations. The impact of this restructuring was approximately $0.2 million and was recorded during the first quarter of fiscal 1997. The following table sets forth the activity to the restructuring reserve during the second quarter of fiscal 1997:

                                                              CHARGES
                                             AUGUST 31,   -----------------               NOVEMBER 30,
                                                1996      INCOME    EXPENSE    PAYMENTS       1996
                                                ----      ------    -------    --------       ----
                                                                (AMOUNTS IN THOUSANDS)
       Restructuring Reserve:
       Severance ........................       $104       $ --       $ --       $ (17)       $ 87
       Operations/corporate relocation ..        365         --         --         (40)        325
                                                ----       ----       ----       -----        ----
                                                $469       $ --       $ --       $ (57)       $412
                                                ====       ====       ====       =====        ====

         In previous years, the Company was obligated to support and fund certain poorly performing freestanding facilities that now have been closed, including two such facilities closed in fiscal 1996 and another in fiscal 1997 (see Note 5-- "Property and Equipment Held for Sale"). As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1997 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1996 and 1997, known contract and cyclical changes, and also giving consideration to cash on hand at November 30, 1996 of $7.6 million, management expects the Company to be able to meet its cash obligations required by operations during the next year, including the Company's obligations under the Debentures. However, the cash needs of the Company may vary from month to month depending upon the actual level of business activity. Therefore, no assurance can be given that the Company will generate adequate cash flows to meet cash obligations required by operations.

         At the time of the commencement of the Debenture Exchange Offer, the Company had sufficient cash resources available to fund the cash portion of the Exchange. As of the completion of the Exchange, the Company utilized an aggregate of $4.5 million to fund the cash portion of the Exchange and the payment of interest due with respect to Debentures not tendered. Such cash resources represented approximately 60% of the Company's available cash resources as of November 30, 1996. Based upon current levels of operation and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital, however, the occurrence of business or economic conditions beyond the control of the Company or the loss of existing contracts which cash from operations is internally generated or the inability to conclude pending contract proposals may adversely affect the adequacy of such working capital. Such anticipated cash resources to fund additional operating needs include:

         - The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than April 1998 if offered by the Company.

         - The Company filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. The Company received the full refund claim for fiscal 1995 in October 1995. In September 1996, the Company filed its fiscal 1996 Federal tax return and also filed a Form 1139. The Company received a refund in the amount of $5.4 million during the second quarter of fiscal 1997. The Company has also filed amended Federal tax returns for prior years to claim refunds for an additional $7.7 million. These refund claims have been made under
              Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. The Company is currently under audit by the IRS regarding its 1995 Federal tax return and the amended returns for prior years. Accordingly, no assurances can be made to the Company's entitlement to such refunds or the timing of the receipt thereof (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein).

         - Included in property and equipment held for sale is one hospital facility currently under contract to be sold. The sale of this facility is scheduled to close during the third quarter of fiscal 1997. The proceeds from the sale are expected to be $1.3 million.

         - Included in assets held for sale (non-current) are two hospital facilities designated as property and equipment held for sale with a total carrying value of $4.7 million. The Company expects to sell these facilities during fiscal 1997. In addition, the Company sold a non-operating facility during the first quarter of fiscal 1997. As part of this transaction, the Company took back a note on the property with provisions that allow the buyer a discount if the note is redeemed in the first six months. In the event the buyer exercises this option, the proceeds to the Company would be $1.55 million. Proceeds from the sales of such assets will not be available by the time of the completion of the Debenture Exchange Offer. Accordingly, management expects to use such cash proceeds, if received during fiscal 1997, to fund expansion of the Company's operations.

         All of these potential sources of additional cash in fiscal 1997 are subject to variation due to business and economic influences outside the Company's control. There can be no assurance that during fiscal 1997 the Company will complete the transactions required to fund its working capital deficit.

RISK FACTORS

         This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed under "Item 2-- Management's Discussion and Analysis of Financial Conditions."

HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

         As of November 30, 1996, the Company had a stockholders' deficiency of $8.6 million, a working capital deficiency of approximately $22.6 million and a negative current ratio of 1:2.5. The loss from operations for the quarter ended November 30, 1996 was $1.0 million.

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

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         The Company's negative cash flow from operations has consumed substantial amounts of cash. Also, the Completion of the Exchange Offer of the Debentures required substantial amounts of cash for the payment of up to $4.5 million of default interest and/or payment in exchange for surrender of Debentures which resulted in a depletion of the Company's cash resources
(see Note 2 to the Company's Condensed Consolidated Financial Statements included herein).

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

         The Company has received tax refunds for fiscal 1995 and 1996 in the amounts of $9.4 million and $5.4 million, respectively. Such refunds are based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have an adverse effect on the Company's cash flows. The IRS payment of such refunds does not follow confirmation of the validity thereof by the IRS. Section 172(f) is an area of tax law without any significant legal precedents. Although the Company is currently under audit by the IRS, no assurances can be made to the Company's entitlement to such refunds.

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

TAXES

         The Company has received tax refunds of approximately $9.4 million and $5.4 million from the carry back of specified losses for fiscal 1995 and 1996, respectively, as defined in Section 172(f). Receipt of the 1995 and 1996 tax refunds does not imply IRS approval. The proceeds to the Company of the 1995 refund were reduced by a $2.5 million offset for the Company's outstanding payroll tax obligation to the Internal Revenue Service ("IRS"), including interest, pursuant to a settlement agreement relating to tax years 1983 through 1991. Also, $1.9 million and $1.1 million contingency fees were paid to Deloitte & Touche, LLP from the refund proceeds for fiscal 1995 and 1996, respectively.
Section 172(f) is an area of the tax law without significant legal precedent. There may be substantial opposition by the IRS to all or a substantial portion of such claims, and no assurances can be made as to the ability to retain tax refunds based on such deductions. Although the Company is currently being audited by the IRS, neither the Company nor the IRS will be precluded in any resultant tax audit from raising these and additional issues.

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

SHARES ELIGIBLE FOR FUTURE SALE

         As of November 30, 1996, the Company has issued or committed approximately 249,912 shares for future issuances related to business transactions, debt convertible or exchangeable into approximately 565,612 shares, and options or other rights to purchase approximately 1,174,725 shares and contemplates issuing additional amounts of equity in private transactions. Issuance of additional equity, and such shares becoming free of restrictions on resale pursuant to Rule 144 or upon registration thereof pursuant to registration rights granted on almost all of these shares, and additional sales of equity, could adversely affect the trading prices of the Common Stock.

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

CERTAIN CONDITIONS WHICH MAY IMPACT MARKET FOR COMPANY'S COMMON STOCK

         The Company has determined, based upon inquiry made to the NYSE, that a "short position" has existed with respect to the Company's Common Stock. This "short position" has varied from time to time and the Company has been advised that the net of "short position" as of December 31, 1996 was approximately 697,227 shares. The Company cannot predict the effect, if any, that such "short position" may have on either the market or prices for the Company's Common Stock.

ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN

         The Company's independent auditors have included an explanatory paragraph in their report that states that the Company's history of losses, consolidated financial position and uncertainties resulting from the Company's default in the terms of its Debentures raise substantial doubt about its ability to continue as a going concern.

PART II.  -  OTHER INFORMATION

ITEM 1.  -  LEGAL PROCEEDINGS

         On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. RehabCare filed a counterclaim in the case seeking a declaratory judgment with respect to the rights of both parties under the Stock Redemption Agreement, an injunction enjoining the Company from taking certain action under the Stock Redemption or Restated Shareholders Agreements and damages in the form of attorneys' fees and costs allegedly incurred by RehabCare with respect to its issuance of certain preferred stock and with respect to prior litigation between the parties. The case was tried before a jury commencing on February 21, 1995. Prior to the presentation of evidence to the jury, the Court struck RehabCare's counterclaim in its entirety. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare has posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgment as a matter of law, which the court denied in its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. RehabCare filed its first brief to set forth argument on January 29, 1996, the Company filed its brief on March 19, 1996 and RehabCare filed its reply on April 6, 1996. Verbal argument was heard by the District Court in June 1996. On October 22, 1996, The U.S. Court of Appeals for the Eighth Circuit reversed the judgment in favor of the Company and against RehabCare entered by the District Court following the jury's verdict in favor of the Company. On November 5, 1996, the Company filed a Petition for Rehearing with the Eighth Circuit. Any effect from the outcome of this lawsuit will not have a material adverse impact on the Company's results of operations.

         On December 27, 1995, AGCA, Inc. and Merit Behavioral Care Systems Corporation filed a lawsuit against a subsidiary of the Company, one of its employees, and other non-related parties. The cause, originally filed in Travis County, has been moved to the 101st District Court of Dallas County (Case No. 962970E). On January 29, 1996, AGCA, Inc. also filed a lawsuit against a subsidiary of the Company and one of its employees in the U.S. District Court, Tampa Division (Case No. 95-15768). Both lawsuits seek injunctive relief and the Texas action includes a claim of conspiracy. Plaintiffs agreed to mediate both the Texas and Florida actions, on September 3, 1996, in Tampa, Florida. On September 4, 1996, the Company settled this dispute. The settlement agreement and release requires a payment by the Company's subsidiary and its employee of $325,000. In addition, the subsidiary's employee agreed not to solicit certain customers until after May 15, 1997. The Company recorded a charge of $250,000 during the first quarter of fiscal 1997 which represents the net amount paid by the Company. The Company paid the settlement amount on September 21, 1996.

         The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of HMS (see Note 4-- "Acquisitions and Dispositions"). The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division, against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. Discovery has been initiated by all parties and the Company believes it has good and meritorious defenses and that HMS has meritorious claims in its arbitration. In November 1996, Emerald moved the court for summary judgment. The hearing on such motion has been adjourned and the Company's response is pending. The Company believes that it has claims arising from this transaction against the accountants and legal counsel of HMS as well as HMS's lending bank. On October 1, 1996, the Company filed a claim of malpractice against the legal counsel of HMS. These claims are presently being investigated and have not as yet been quantified. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

         On September 6, 1996, the Company instituted an arbitration against the Sellers of HMS with the American Arbitration Association in Orange County, California seeking, among other things, damages from the Sellers which the Company sustained by reason of the inaccuracies of the representations and warranties made by the Sellers and for the indemnification from each of the Sellers as provided for under the terms of the Stock Purchase Agreement. The Sellers have not interposed their answers to the arbitration, and the arbitration is therefore in its formative stages. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

         An involuntary bankruptcy petition was dismissed on March 6, 1995 pursuant to an agreement dated March 3, 1995 between the Company and a representative of the petitioners. Under such agreement the Company has agreed, subject to the conditions therein, to offer to exchange for its outstanding 7 1/2% Convertible Subordinated Debentures a combination of cash and shares. See
Note 3 to the Company's Condensed Consolidated Financial Statements for a discussion of the Company's default in the payment of interest on its 7 1/2% Convertible Subordinated Debentures, the acceleration of the full principal amount thereof, and the affirmative consents of Debentureholders to waive the default and acceleration (see Note 2 to the Company's Condensed Consolidated Financial Statements included herein).

         From time to time, the Company and its subsidiaries are also parties and their property is subject to ordinary routine litigation incidental to their business. In some pending cases, claims exceed insurance policy limits and the Company or a subsidiary may have exposure to a liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company's financial statements.

ITEM 3.  -  DEFAULTS UPON SENIOR SECURITIES

         See the discussion contained in the ninth paragraph under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of the Company's default in the payment of interest on its 7 1/2% Convertible Subordinated Debentures, the acceleration thereof, and the affirmative consents of Debentureholders to waive the default and acceleration.

         In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to Common Stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards and has so indicated in approving the Company's most recent Listing Application on December 30, 1996. Management believes, though no assurance may be given, that the recent completion of the Company's Debenture Exchange Offer will enable the Company to seek additional equity and thereby satisfy the Committee of the Company's progress.

ITEM 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The results of the Company's Annual Shareholders' Meeting were reported in the Company's Report on Form 8-K dated December 10, 1996.

ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27      Financial Data Schedules (filed herewith).

    (b)  Reports on Form 8-K

         1) The Company filed a current report on Form 8-K dated September 6, 1996, to report under Item 5, the Stock Purchase Agreement between the Company and Healthcare Management Services, Inc. and three sister corporations (hereafter referred to as "HMS") and the commencement of arbitration with the Emerald Health Network, Inc. and the sellers of HMS.

         2) The Company filed a current report on Form 8-K dated October 15, 1996, to report under Item 5, the resignation of Ronald G. Hersch, Ph.D., Vice President of Strategic Planning and Development.

         3) The Company filed a current report on Form 8-K dated October 22, 1996, under Item 5, to report that the

             U.S. Court of Appeals for the 8th Circuit Court reversed the judgment in favor of the Company and against RehabCare.

         4) The Company filed a current report on Form 8-K dated November 18, 1996, under Item 5, to report that it had commenced an exchange offer to the holders of its 7 1/2% Convertible Subordinated Debentures due April 15, 2010.

                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                  COMPREHENSIVE CARE CORPORATION




January 14, 1997                            By  /s/ CHRISS W. STREET
                                                --------------------------------
                                                                Chriss W. Street
                                                                   President and
                                                         Chief Executive Officer
                                                   (Principal Executive Officer)





January 14, 1997                            By  /s/ KERRI RUPPERT
                                                --------------------------------
                                                                   Kerri Ruppert
                                                           Senior Vice President
                                                     and Chief Financial Officer
                                                   (Principal Financial Officer)
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

                     SECOND QUARTER ENDED NOVEMBER 30, 1996









EXHIBIT NO.        DESCRIPTION


27                 Financial Data Schedules (filed herewith).