Form 10-Q/A
period 1996-11-30
COMPREHENSIVE CARE CORP
filed 1997-02-11
CIK 22872

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


        1111 Bayside Drive, Suite 100, Corona del Mar, California 92625
        ---------------------------------------------------------------
        (Former address of the principal executive offices and zip code)

                                 (714) 222-2273
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X]   No [  ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


               Classes                                                        Outstanding at January 14, 1997
---------------------------------------                                       -------------------------------
Common Stock, par value $.01 per share                                                      3,262,855

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                     Index


                                                                                              Page
                                                                                              ----
Part I - Financial Information


    Item 1.  -  Condensed Consolidated Financial Statements


        Condensed consolidated balance sheets,
            November 30, 1996 and May 31, 1996  . . . . . . . . . . . . . . . . . . . . . .      3
        Condensed consolidated statements of operations for
            the three and six months ended November 30, 1996 and 1995 . . . . . . . . . . .      4

        Condensed consolidated statements of cash flows for
            the six months ended November 30, 1996 and 1995 . . . . . . . . . . . . . . . .      5

        Notes to condensed consolidated financial statements  . . . . . . . . . . . . . . .      6



    Item 2. -  Management's discussion and analysis of financial condition and
                  results of operations . . . . . . . . . . . . . . . . . . . . . . . . . .     14



Part II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28

    Item 1. -  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28

    Item 3. -  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . .     29

    Item 4. -  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . .     29

    Item 6. -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .     29

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31

PART I.  -  FINANCIAL INFORMATION

ITEM 1. -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                (Dollars in thousands, except per share amounts)

                                                                                                   Pro forma
                                                                       May 31,    November 30,   November 30,
                                                                         1996          1996           1996
                                                                    ----------    ----------      ----------
                                                                       (Note)      (Unaudited)     (Unaudited)
                                                                                                    (Note 2)
                                                                     ASSETS
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . .      $ 4,433       $ 7,578         $ 3,060
     Accounts receivable, less allowance for
          doubtful accounts of $877 and $1,097  . . . . . . . . .        2,476         3,274           3,274
     Other receivables  . . . . . . . . . . . . . . . . . . . . .        1,478         2,477           2,477
     Property and equipment held for sale . . . . . . . . . . . .        1,233         1,221           1,221
     Other current assets . . . . . . . . . . . . . . . . . . . .          352           343             151
                                                                    ----------    ----------      ----------
Total current assets  . . . . . . . . . . . . . . . . . . . . . .        9,972        14,893          10,183
                                                                    ----------    ----------      ----------

Property and equipment, at cost . . . . . . . . . . . . . . . . .        9,863         9,912           9,912
Less accumulated depreciation and amortization  . . . . . . . . .       (3,590)       (3,624)         (3,624)
                                                                    ----------    ----------      ----------
Net property and equipment  . . . . . . . . . . . . . . . . . . .        6,273         6,288           6,288
                                                                    ----------    ----------      ----------

Property and equipment held for sale  . . . . . . . . . . . . . .        6,915         4,708           4,708
Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . .          212         1,978           1,978
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,746         2,773           2,748
                                                                    ----------    ----------      ----------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .      $25,118       $30,640         $25,905
                                                                    ==========    ==========      ==========

                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities . . . . . . . . . .      $10,714       $13,381         $11,446
     Long-term debt in default (see Note 3) . . . . . . . . . . .        9,538         9,538             ---
     Current maturities of long-term debt . . . . . . . . . . . .        2,464         2,072           2,072
     Unbenefitted tax refunds received  . . . . . . . . . . . . .        7,018        12,092          12,092
     Income taxes payable . . . . . . . . . . . . . . . . . . . .          410           382             382
                                                                    ----------    ----------      ----------
Total current liabilities . . . . . . . . . . . . . . . . . . . .       30,144        37,465          25,992
                                                                    ----------    ----------      ----------

Long-term debt, excluding current maturities  . . . . . . . . . .           24           ---           2,692
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .          749           688             688
Minority interest . . . . . . . . . . . . . . . . . . . . . . . .        1,000         1,060           1,060
Commitments and contingencies (see Notes 3 and 7)
Stockholders' equity:
     Preferred Stock, $50.00 par value; authorized 60,000 shares           ---           ---             ---
     Common Stock, $.01 par value; authorized 12,500,000 shares;
          issued and outstanding 2,848,685 and 3,069,929 shares
          (pro forma 3,234,233 shares)  . . . . . . . . . . . . .           28            31              33
     Additional paid-in capital . . . . . . . . . . . . . . . . .       43,931        44,921          46,891
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . .      (50,758)      (53,525)        (51,451)
                                                                    ----------    ----------      ----------
          Total stockholders' equity(deficit) . . . . . . . . . .       (6,799)       (8,573)         (4,527)
                                                                    ----------    ----------      ----------
Total liabilities and stockholders' equity  . . . . . . . . . . .      $25,118       $30,640         $25,905
                                                                    ==========    ==========      ==========

Note: The balance sheet at May 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.






                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)
                                   ----------
                (Dollars in thousands, except per share amounts)


                                                                 Three Months Ended        Six Months Ended
                                                                 ------------------        ----------------
                                                                   November 30,               November 30,

                                                               1996           1995         1996         1995
                                                               ----           ----         ----         ----
Revenues and gains:
    Operating revenues  . . . . . . . . . . . . . . . . .   $  9,710         $ 7,605      $18,703     $16,380

Costs and expenses:
    Direct healthcare expenses  . . . . . . . . . . . . .      8,420           7,091       16,589      14,806
    General and administrative expenses   . . . . . . . .      2,156           2,435        3,810       3,705
    Provision for doubtful accounts   . . . . . . . . . .        154             389          201         669
    Depreciation and amortization   . . . . . . . . . . .        176             335          338         683
    Restructuring expenses  . . . . . . . . . . . . . . .        ---             ---          195         ---
                                                          ----------      ----------   ----------  ----------
                                                              10,906          10,250       21,133      19,863
                                                          ----------      ----------   ----------  ----------

Loss from operations  . . . . . . . . . . . . . . . . . .     (1,196)         (2,645)      (2,430)     (3,483)

    Gain on sale of assets  . . . . . . . . . . . . . . .         20           1,036           26       1,067
    Loss on sale of assets  . . . . . . . . . . . . . . .        (12)            ---          (12)        (31)
    Non-recurring loss  . . . . . . . . . . . . . . . . .        ---             ---         (250)        ---
    Interest income   . . . . . . . . . . . . . . . . . .        105              54          150          64
    Interest expense  . . . . . . . . . . . . . . . . . .       (260)           (289)        (596)       (743)
                                                          ----------      ----------   ----------  ----------

Loss before income taxes  . . . . . . . . . . . . . . . .     (1,343)         (1,844)      (3,112)     (3,126)

Benefit for income taxes  . . . . . . . . . . . . . . . .        344           2,562          345       2,536
                                                          ----------      ----------   ----------  ----------

    Net earnings/(loss)   . . . . . . . . . . . . . . . .    $  (999)       $    718      $(2,767)   $   (590)
                                                          ==========      ==========   ==========  ==========

Earnings/(loss) per share:

    Net earnings/(loss)   . . . . . . . . . . . . . . . .    $ (0.34)       $   0.27     $  (0.96)   $  (0.22)
                                                          ==========      ==========   ==========  ==========
Supplemental earnings/(loss) per share (Note 8):

    Net earnings/(loss)   . . . . . . . . . . . . . . . .    $  0.43        $   0.27     $  (0.16)   $  (0.22)
                                                          ==========      ==========   ==========  ==========






                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------
                             (Dollars in thousands)

                                                                                       Six Months Ended
                                                                                       ----------------
                                                                                          November 30,
                                                                                      1996           1995
                                                                                 ------------    ------------
                                                                                   (Note 9)
Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(2,767)         $  (590)
Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .            338              683
     Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . .            201              669
     Gain on sale of assets . . . . . . . . . . . . . . . . . . . . . . . .            (26)          (1,067)
     Loss on sale of assets . . . . . . . . . . . . . . . . . . . . . . . .             12               31
     Carrying costs incurred on property and equipment held for sale  . . .            ---             (240)
     Changes in assets and liabilities net of effect of acquisitions:
         Decrease(increase) in accounts receivable  . . . . . . . . . . . .           (937)           2,873
         Increase in other receivables  . . . . . . . . . . . . . . . . . .         (1,015)          (1,400)
         Increase in other current assets and other assets  . . . . . . . .            (10)            (308)
         Increase in accounts payable and accrued liabilities . . . . . . .          2,103              392
     Increase in unbenefitted tax refunds received  . . . . . . . . . . . .          5,074            7,066
     Decrease in income taxes payable . . . . . . . . . . . . . . . . . . .            (28)             ---
     Decrease in other liabilities  . . . . . . . . . . . . . . . . . . . .           (188)            (481)
                                                                                ----------       ----------

          Net cash provided by operating activities . . . . . . . . . . . .          2,757            7,628
                                                                                ----------       ----------

Cash flows from investing activities:
     Net proceeds(loss) from sale of property and equipment (operating and
     held for sale)   . . . . . . . . . . . . . . . . . . . . . . . . . . .            405              (42)
     Additions to property and equipment  . . . . . . . . . . . . . . . . .           (196)            (290)
                                                                                ----------       ----------
          Net cash provided by(used in) investing activities  . . . . . . .            209             (332)
                                                                                ----------       ----------

Cash flows from financing activities:
     Bank and other borrowings  . . . . . . . . . . . . . . . . . . . . . .            ---            1,000
     Proceeds from the issuance of Common Stock . . . . . . . . . . . . . .            873              930
     Repayment of debt  . . . . . . . . . . . . . . . . . . . . . . . . . .           (694)          (4,885)
                                                                                ----------       ----------
          Net cash provided by(used in) financing activities  . . . . . . .            179           (2,955)
                                                                                ----------       ----------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . .          3,145            4,341

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .          4,433            1,542
                                                                                ----------       ----------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .        $ 7,578           $5,883
                                                                                ==========       ==========





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

        The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The notes to consolidated financial statements for the year ended May 31, 1996 elsewhere herein provide additional disclosures and a further description of accounting policies.

        The Company's financial statements are presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred significant losses from operations in fiscal 1996 and continues to report losses for fiscal 1997. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems and the realization of the Company's plan of operations. These conditions raise doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty (see Note 3-- "Operating Losses and Liquidity").

        The weighted average number of shares outstanding used to compute loss per share were 2,935,000 and 2,628,000 for the three months ended November 30, 1996 and 1995, respectively; and 2,895,000 and 2,628,000 for the six months ended November 30, 1996 and 1995, respectively.

NOTE 2--  DEBENTURE EXCHANGE OFFER

        The Company did not make its payment of interest on its 7 1/2% Convertible Subordinated Debentures (the "Debentures") when such payment was scheduled on October 17, 1994. In early February 1995, a group of holders and purported holders of the Debentures gave notice of acceleration of the entire amount of principal and interest due under the Debentures, and on February 24, 1995, a subset of such persons filed an involuntary petition in the United States Bankruptcy Court for the Northern District of Texas under Chapter 7 of the U.S. Bankruptcy Code. On March 3, 1995, the Company entered into a letter agreement with a representative of the certain holders of the Debentures who had taken such actions. The agreement provided for a consensual, out-of-court resolution that the Company's Board of Directors approved as in the best interests of the Company, its stockholders and other stakeholders. The holders' representative agreed to use bet efforts to provide notices of waiver of the interest non-payment default, notices of rescission of the Debenture acceleration and the effects thereof, and consent to the immediate dismissal of the involuntary Chapter 7 petition. In return, the Company agreed to use best efforts to provide an opportunity to holders of Debentures to tender their Debentures to the Company pursuant to an exchange offer to be made by the Company to the holders of the Debentures.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1996
                                  (unaudited)



        On November 14, 1996, the Company commenced a consent solicitation pursuant to a proxy statement addressed to its Debentureholders (the "Consent Solicitation"). The Company simultaneously initiated an exchange offer (the "Debenture Exchange Offer"). In addition, the Debenture Exchange Offer required the holders of a majority of the Debentures to give their approval to rescind the acceleration and waive the defaults described above.

        The Debenture Exchange Offer offered to the holders of Debentures to exchange $500 in cash plus sixteen (16) shares of Common Stock designated aggregately as payment of principal, plus $80 in cash plus eight (8) shares of Common Stock, designated aggregately as a payment of interest for each $1,000 of the outstanding principal amount of its Debentures and the waiver by the Debentureholder of all interest accrued and unpaid on such principal amount as of the date of the Exchange

        On December 30, 1996, the Company completed the Debenture Exchange
Offer with its Debentureholders.   The Company was advised by the Exchange
Agent that affirmative consents of Debentureholders in excess of 82% had been received, and that all propositions had been consented to and approved by
Debentureholders.   An aggregate of $6,846,000 of principal amount of
Debentures (the "Tendered Debentures"), representing 72% of the issued and outstanding Debentures, were tendered for exchange to the Company pursuant to the terms of the Exchange Offer. With respect to the Tendered Debentures, the Company paid the Exchange Agent, on behalf of tendering Debentureholders, an aggregate amount of $3,970,680 and requisitioned for issue 164,304 shares of the Company's Common Stock, representing the stock portion of the Exchange Offer. The distribution of the exchange consideration to tendering Debentureholders was made by the Exchange Agent within five days after the
closing date of December 30, 1996.   With respect to the $2,692,000 of
principal amount of Debentures which were not tendered for exchange, the Company paid an aggregate of $552,701 of interest and default interest to such non-tendering Debentureholders. Due to the affirmative result of the Consent Solicitation and the payment by the Company of interest and default interest with respect to all Debentures which have not been tendered for exchange, the Company is no longer in default with respect to such Debentures.

        The effect of these transactions on the Company's consolidated financial position as of November 30, 1996 has been reflected in the accompanying pro forma Condensed Consolidated Balance Sheet as if the Debenture Exchange Offer had occurred as of the period presented based upon the price of the Company's Common Stock on November 30, 1996 of $12.00 per share. The resulting gain on the Debenture Exchange was $2.4 million less approximately $0.3 million in related costs and expenses for a net gain of $2.1 million with the remaining amount of $2.0 million being recorded to additional-paid-in capital. The aggregate principal amount of Debentures which were not tendered was $2,692,000 and is reflected in long-term debt.

NOTE 3--  OPERATING LOSSES AND LIQUIDITY

        At November 30, 1996, the Company had cash and cash equivalents of $7.6 million. During the six months ended November 30, 1996, the Company provided $2.8 million from its operating activities, provided $0.2 million from its investing activities and provided $0.2 million in its financing activities.
The Company reported a net loss of $1.0 million for the quarter ended November 30, 1996, versus net income of $0.7 million for the quarter ended November 30, 1995. As a result, the Company has an accumulated deficit of $53.5 million and a total stockholders' deficiency of $8.6 million as of November 30, 1996. Additionally, the Company's current assets at November 30, 1996 amounted to approximately $14.9 million and current liabilities were approximately $37.5 million, resulting in a working capital deficiency of approximately $22.6 million and a negative current ratio of 1:2.5. The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to dispose of certain of its freestanding facilities.

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

         Included in current liabilities are $9.5 million of Debentures in default, immediately due and payable on account of acceleration and $2.0 million of accrued interest as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in October 1994.
See Note 2--   "Debenture Exchange Offer" for a discussion of the Company's default in the payment of interest on its Debentures, the acceleration thereof, the obtaining of affirmative consents to waive such default and acceleration and the Debenture Exchange Offer. Accomplishment of the Debenture Exchange will reduce the Debenture's debt service requirement and decrease the Company's future cash flow requirements.

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

        At the time of the commencement of the Debenture Exchange Offer, the Company had sufficient cash resources available to fund the cash portion of the Exchange. As of the completion of the Exchange, the Company utilized an aggregate of $4.5 million to fund the cash portion of the Exchange and the payment of interest due with respect to Debentures not tendered. Such cash resources represented approximately 60% of the Company's available cash resources as of November 30, 1996. Based upon current levels of operation and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital to meet obligations as they become due, however, the occurrence of business or economic conditions beyond the control of the Company or the loss of existing contracts from cash from operations is internally generated or the inability to conclude pending contract proposals may adversely affect the adequacy of such working capital. Such anticipated

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1996
                                  (unaudited)




cash resources to fund additional operating needs include:

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

NOTE 4-- ACQUISITIONS AND DISPOSITIONS

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

        A summary of the transactions affecting the carrying value of current and non-current property and equipment held for sale for the three months ended November 30, 1996, is as follows (in thousands):

Balance as of August 31, 1996   . . . . . . . . . . . . . . . .        $5,937

Carrying value of assets sold   . . . . . . . . . . . . . . . .            (8)
                                                                       ------

Balance as of November 30, 1996   . . . . . . . . . . . . . . .        $5,929
                                                                       ======

NOTE 6--  INCOME TAXES

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

NOTE 7--  COMMITMENTS AND CONTINGENCIES

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

NOTE 8--  SUPPLEMENTAL EARNINGS/(LOSS) PER SHARE

        The supplemental earnings/(loss) per share information gives effect to the Debenture Exchange Offer as if it had occurred at the beginning of the period being presented (see Note 2-- "Debenture Exchange Offer").

NOTE 9-- SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During fiscal 1997, the Company purchased all of the capital stock of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan Inc. and Behavioral Healthcare Management, Inc. In conjunction with this acquisition, the assets acquired and liabilities assumed were as follows (in thousands):

        Fair value of assets acquired   . . . . . . . . . . . . . . . .           $   373
        Purchased goodwill  . . . . . . . . . . . . . . . . . . . . . .             1,048
        Liabilities assumed   . . . . . . . . . . . . . . . . . . . . .            (1,301)
        Issuance of Common Stock  . . . . . . . . . . . . . . . . . . .              (120)
                                                                                 --------
                                                                                  $   ---
                                                                                 ========

NOTE 10-- RESTRUCTURING CHARGES

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

                                                               CHARGES
                                            AUGUST 31,     -----------------                NOVEMBER 30,
                                               1996        INCOME    EXPENSE     PAYMENTS       1996
                                               ----        ------    -------     --------       ----
                                                             (Amounts in thousands)

         Restructuring Reserve:
         ---------------------
         Severance  . . . . . . . . . . .      $104         $---      $---         $(17)      $  87
         Operations/corporate relocation        365          ---       ---          (40)        325
                                            -------      -------   -------      -------     -------
            . . . . . . . . . . . .            $469         $---      $---         $(57)       $412
                                            =======      =======   =======      =======     =======

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Quarterly Report on Form 10-Q contains or may contain certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) disposing of certain remaining facilities on acceptable terms, (ii) expanding the behavioral medicine managed care and contract management portions of the Company's business, (iii) securing and retaining certain refunds from the IRS and recovering monetary damages from adverse parties in pending legal proceedings, (iv) the ability to obtain and perform risk-based capitation contracts at profitable levels, (v) maintaining the listing of the Company's Common Stock on the New York Stock Exchange, Inc.,
(vi) obtaining additional equity capital to fund losses from operations and to expand the Company's principal behavioral healthcare business, as to which no assurance can be given that such additional equity may be obtained on terms favorable to the Company, and (vii) the impact and consideration of other business, economic or other considerations discussed below.

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

General

         In response to continuing changes in the behavioral healthcare industry, the Company has made significant changes in its operations, including the divestiture of many freestanding facilities, so that the Company can focus on its network solutions related to managed care and behavioral medicine contract management operations. During fiscal 1996, managed care operations experienced significant growth through internal development and the expansion into new managed care behavioral health markets and products. The following table sets forth operating revenues of the Company's managed care, behavioral medicine contracts and hospital operations for the selected periods:

                                                                               Three months ended
                                                                    ----------------------------------------
                                                                    November 30,     May 31,    November 30,
                                                                        1996           1996          1995
                                                                    ------------   ------------ ------------
        Managed care operations . . . . . . . . . . .                   67%            56%           46%
        Behavioral medicine contract operations . . .                   16             17            18
        Freestanding operations   . . . . . . . . . .                   17             26            35
        Corporate services  . . . . . . . . . . . . .                  ---              1             1
                                                                    ------         ------        ------
                                                                       100%           100%          100%
                                                                    ======         ======        ======

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

                                                                 CHARGES
                                            AUGUST 31,     -----------------                 NOVEMBER 30,
                                               1996        INCOME    EXPENSE     PAYMENTS       1996
                                               ----        ------    -------     --------       ----
                                                             (Amounts in thousands)

         Restructuring Reserve:
         ---------------------
         Severance  . . . . . . . . . . .      $104         $---      $---        $(17)        $ 87
         Operations/corporate relocation        365          ---       ---         (40)         325
                                             ------       ------    ------      ------       ------
                                               $469         $---      $---        $(57)        $412
                                             ======       ======    ======      ======       ======

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

RESULTS OF OPERATIONS

Statistical Information

        The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:

                                                      Three months ended              Six months ended
                                      -----------------------------------------   --------------------------
                                      November 30,  August 31,     November 30,   November 30,  November 30,
                                         1996         1996             1995          1996          1995
                                      ----------    ----------      -----------    ----------  ------------
Managed care operations:
   Covered lives  . . . . . . . . .   1,331,155     1,147,664         693,220     1,331,155        693,220

Patient days:
   Freestanding facilities  . . . . . .   1,591         1,516           2,033         3,107          5,811
   Behavioral medicine contracts  . . .   2,256         2,986           4,383         5,170          9,917

Freestanding facilities:
   Occupancy rate . . . . . . . . . .        47%           29%             14%           34%            11%
   Admissions . . . . . . . . . . . .       301           312             353           613            926
   Average length of stay (days)  . .         5             5               6             5              6

Behavioral medicine contracts:
   Average occupied beds per contract         5             5               6             5              7
   Admissions . . . . . . . . . . . .       358           464             584           822          1,354
   Average length of stay (days)  . .         6             6               8             6              7

Total beds available at end of period:
   Freestanding facilities  . . . . .        38            58              84            38             84
   Behavioral medicine contracts  . .        55            82             114            55            114

SIX MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1995

         The Company reported a pretax loss of approximately $3.1 million for the six months ended November 30, 1996 which was comparable to the pretax loss of $3.1 million reported for the same period for fiscal 1996. Included in the results for fiscal 1996 is a gain of $1.0 million related to the sale of an operating facility in October 1995 and a credit of $0.4 million related to a settlement with the Company's fidelity bond carrier. Included in the results for fiscal 1997 is a restructuring charge of $0.2 million, a legal settlement of $0.3 million and $0.1 million in fees and expenses relating to the Company's Exchange Offer of its Debentures. Exclusive of these non-recurring items, the pretax loss for the six months ended November 30, 1996 was $2.5 million compared to the pretax loss of $4.5 million for the same period a year ago.

         Operating revenues increased by 14% or $2.3 million for the six months ended November 30, 1996 compared to the six months ended November 30, 1995.
The increase in operating revenues is primarily attributable to an increase in managed care operations of $5.1 million which was offset by a decline of $ 3.2 million related to freestanding operations. Direct healthcare expenses increased by 12% or $1.8 million for the six months ended November 30, 1996 as compared to the same period for fiscal 1996. This decline is attributable to a decrease in direct healthcare expenses for hospital operations of 55% or $3.6 million which was offset by an increase in direct healthcare expenses for managed care operations of $4.8 million. General and administrative expenses for the six months ended November 30, 1996 increased $0.1 million from the six months ended November 30, 1995. The increase in general and administrative expenses for the six months ended November 30, 1996 includes an increase in managed care operations of $0.6 million, a decrease of $0.1 million in contract operations general and administrative expenses, an increase in hospital general and administrative expenses of $0.3 million, and a decrease in corporate general and administrative expenses of $0.7 million and which included $0.1 million for fees paid related to the Company's fiscal 1996 Federal tax refund. The provision for doubtful accounts declined $0.5 million or 70% for the six months ended November 30, 1996 as compared to the same period a year ago and is attributable to the decline in hospital operations. In addition, interest expense decreased by $0.1 million or 20% for the six months ended November 30, 1996 compared to the six months ended November 30, 1995.

Managed Care Operations

         The number of covered lives increased to 1,331,155 or by 92% as of November 30, 1996 compared to 693,220 for the same period a year ago. Covered lives for contracts existing at November 30, 1995 increased by 108,000 lives or 16%. In addition, new contracts implemented after November 30, 1995 contributed an additional 530,000 lives increasing total covered lives as of November 30, 1996 by 76% as compared to a year ago. The majority of growth in covered lives is predominately related to new contracts implemented in Florida, Puerto Rico and Texas. During fiscal 1997, managed care operations added approximately 70,000 lives under Administrative Service Organization ("ASO") contracts.
Under an ASO contract, the Company provides overall care management services; however, the Company is not at risk.

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

         Patient days of service at behavioral medicine contracts for the six months ended November 30, 1996 declined by approximately 48% from 9,917 patient days to 5,170 patient days for the same period a year ago. Units which were operational for both the six months ended November 30, 1996 and November 30, 1995, experienced a 13% decrease in utilization to 3,139 patient days. Average net revenue per patient day at these units increased by 10% from the previous period resulting in a decline in overall net inpatient operating revenues of 5% to $0.5 million. Net outpatient revenues for programs operational for both periods at these units increased 38% from approximately $0.8 million for the six months ended November 30, 1995 to approximately $1.1 million for the six months ended November 30, 1996.

         The following table sets forth utilization data on a "same store" basis:

                                                                                 Same Store Utilization
                                                                              ---------------------------
                                                                               Six Months    Six Months
                                                                                  Ended         Ended
                                                                             Nov. 30, 1996  Nov. 30, 1995
                                                                             -------------  -------------
         Admissions . . . . . . . . . . . . . . . . . . . . . . . . . . . .         704          683
         Average length of stay . . . . . . . . . . . . . . . . . . . . . .           4            5
         Patient days . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,139        3,623
        Average occupancy rate  . . . . . . . . . . . . . . . . . . . . . .          31%          36%

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

Freestanding Operations

         Operating revenues for freestanding operations decreased by $3.2 million or 49% for the six months ended November 30, 1996 compared to the six months ended November 30, 1995. During the first quarter of fiscal 1997, the Company sold one non-operating facility and closed one operating facility due to poor performance. In addition, direct healthcare expenses declined 55% or $3.6 million in the six months ended November 30, 1996. The provision for doubtful accounts declined by $0.6 million. The decrease in operating revenues combined with the decline in expenses resulted in a net operating loss from hospital operations for the six months ended November 30, 1996 of $0.3 million, an improvement of 74% or $0.9 million from the six months ended November 30, 1995.

         Admissions for the six months ended November 30, 1996 decreased to 613 from 926 for the six months ended November 30, 1995, an overall decline of 34%.

         The following table sets forth quarterly utilization data on a "same store" basis:

                                                                                Same Store Utilization
                                                                             ----------------------------
                                                                               Six Months    Six Months
                                                                                  Ended         Ended
                                                                             Nov. 30, 1996  Nov. 30, 1995
                                                                             -------------  -------------
         Admissions . . . . . . . . . . . . . . . . . . . . . . . . . . . .        613           286
         Average length of stay . . . . . . . . . . . . . . . . . . . . . .          5             5
         Patient days . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,107         1,511

         Net revenue per patient day for "same store" facilities decreased to $1,052 for the six months ended November 30, 1996 from $1,789 for the six months ended November 30, 1995. Admissions increased for the period from 286 in the six months ended November 30, 1995 to 613 for the six months ended November 30, 1996. The increase in admissions combined with no changes in length of stay, and an increase in outpatient revenues, resulted in an increase in net operating revenues for the six months ended November 30, 1996 of $565,000 as compared to the same period for fiscal 1996. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to impact utilization. The Company continues to focus its efforts toward providing effective, lower cost outpatient, partial hospitalization and daycare programs, obtaining psychiatric treatment licenses for its freestanding facilities, and toward establishing and maintaining relationships and contracts with managed care and other organizations which pay for or broker such services.

         The following table illustrates revenues in outpatient and day care programs offered by the "same store" facilities:

                                                                            Net Outpatient/Daycare Revenues
                                                                            -----------------------------
                                                                                (Dollars in thousands)
                                                                               Six Months    Six Months
                                                                                  Ended         Ended
                                                                            Nov. 30, 1996   Nov. 30, 1995
                                                                            -------------   -------------
        Facilities offering . . . . . . . . . . . . . . . . . . . . . . . .         1             1
        Net outpatient/daycare revenues . . . . . . . . . . . . . . . . . .    $2,816        $1,780
        % of total "same store" net operating revenues  . . . . . . . . . .        84%           73%

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

Managed Care Operations

         The following table reflects covered lives by major product provided:

                                                                    November 30,   August 31,   November 30,
                                                                         1996          1996          1995
                                                                    ------------ ------------   ------------
         Carve-out (capitated)  . . . . . . . . . . . . . . .         1,184,324    1,039,372       598,086
         Blended products . . . . . . . . . . . . . . . . . .             4,585        4,601         5,128
         EAP services . . . . . . . . . . . . . . . . . . . .            66,343       69,915        83,599
         ASO services . . . . . . . . . . . . . . . . . . . .            75,903       33,776         6,407
                                                                   ------------ ------------  ------------
             Total covered lives  . . . . . . . . . . . . . .         1,331,155    1,147,664       693,220
                                                                   ============ ============  ============

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

         During the second quarter of fiscal 1997, CCI closed five contract units. These units were closed due to poor performance or were at the end of the term of their contract. As a result, during the second quarter of fiscal 1997, patient days of service for behavioral medicine contracts declined by approximately 49% from 4,383 patient days to 2,256 patient days as compared to the same period the prior year. Units which were operational for both the second quarter of fiscal 1997 and 1996 experienced a 17% decrease in utilization to 1,319 patient days. Average net revenue per patient day at these units increased by 28% from the same quarter a year ago resulting in an increase in overall net inpatient operating revenues of 7% to $0.2 million.
Net outpatient revenues for programs operational for both quarters at these units increased 24% from approximately $727,000 in the second quarter of fiscal 1996 to approximately $901,000 in the second quarter of fiscal 1997. The increase in net outpatient revenues is predominately a result of an increase in utilization of partial hospitalization programs.

         The following table sets forth quarterly utilization data on a "same store" basis:

                                                                                Same Store Utilization
                                                                               ------------------------
                                                                               Fiscal 1997   Fiscal 1996
                                                                               2nd Quarter   2nd Quarter
                                                                               -----------   -----------
         Admissions . . . . . . . . . . . . . . . . . . . . . . . . . . . .        315           314
         Average length of stay . . . . . . . . . . . . . . . . . . . . . .          4             5
         Patient days . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,319         1,581
         Average occupancy rate . . . . . . . . . . . . . . . . . . . . . .         26%           32%

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

                                                                                Same Store Utilization
                                                                               ------------------------
                                                                               Fiscal 1997   Fiscal 1996
                                                                               2nd Quarter   2nd Quarter
                                                                               -----------   -----------
         Admissions . . . . . . . . . . . . . . . . . . . . . . . . . . . .        301           182
         Average length of stay . . . . . . . . . . . . . . . . . . . . . .          5             5
         Patient days . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,591           926

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

        The following table illustrates revenues in outpatient and day care programs offered by the "same store" facilities:


                                                                                        Same Store
                                                                               Net Outpatient/Daycare Revenues
                                                                               -------------------------------
                                                                                    (Dollars in thousands)
                                                                               Fiscal 1997        Fiscal 1996
                                                                               2nd Quarter        2nd Quarter
                                                                               -----------        -----------
        Facilities offering . . . . . . . . . . . . . . . . . . . . . . . .             1                   1
     Net outpatient/daycare revenuyes . . . . . . . . . . . . . . . . . . .        $1,363                $908
        % of total "same store" net operating revenues  . . . . . . . . . .            83%                 72%

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company reported a net loss of $4.2 million for the year ended May 31, 1996 and has reported net losses in each of the five preceding fiscal years aggregating an additional $51.6 million. At November 30, 1996, the Company had cash and cash equivalents of $7.6 million. During the six months ended November 30, 1996, the Company provided $2.8 million from its operating activities, provided $0.2 million from its investing activities and provided $0.2 million from its financing activities. The Company reported a net loss of $2.8 million for the six months ended November 30, 1996, versus a net loss of $0.6 million for the six months ended November 30, 1995. As a result, the Company has an accumulated deficit of $53.5 million and a total stockholders' deficiency of $8.6 million as of November 30, 1996. Additionally, the Company's current assets at November 30, 1996 amounted to approximately $14.9 million and current liabilities were approximately $37.5 million, resulting in a working capital deficiency of approximately $22.6 million and a negative current ratio of 1:2.5. The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to dispose of certain of its freestanding facilities.

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

         Included in the cash flows from financing activities for the six months of fiscal 1997 is repayment of debt in the amount of $0.7 million which is primarily related to debt secured by the Company's freestanding facility which was sold in August 1996. Also included in financing activities is the proceeds from the issuance of the Company's Common Stock of $0.9 million. These issuances are related to the exercise of employee stock options. The cumulative effect of the above resulted in an ending cash position for the Company on November 30, 1996 of $7.6 million, an increase of $3.1 million from May 31, 1996.

         During fiscal 1997, the Company acquired HMS. In conjunction with this acquisition, the Company acquired assets and assumed liabilities. For a supplement schedule of the noncash investing and financing activities related to this acquisition see Note 9 to the Company's Condensed Consolidated Financial Statements included herein.

         Current assets as of November 30, 1996 increased by $4.9 million as compared to May 31, 1996. This increase is predominately related to an increase in cash and cash equivalents, accounts receivable and other receivables. Non-current property and equipment held for sale declined by $2.2 million and non-current notes receivable increased by $1.8 million. These changes are related to the sale of the Company's non-operating facility in Costa Mesa, California, which occurred in August 1996. As part of the transaction, the Company took back a note on the property with provisions that allow the buyer a discount if the note is redeemed in the first six months.
The increase in other assets as of November 30, 1996 is related to the goodwill recorded in conjunction with the acquisition of HMS.

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

         During fiscal 1996, the Company generated $4.4 million from its operating activities, an additional $1.3 million from its investing activities, and utilized $2.8 million in its financing activities. Included in the Company's funds provided from its investing activities are the proceeds from the sale of property and equipment in the amount of $2.1 million which was partially offset by the additions to property and equipment of $0.8 million. These proceeds from the sale of the Company's freestanding facility in San Diego, California will be utilized to fund the Company's operating deficit. In addition, the Company utilized $2.3 million of proceeds from the sale of Common Stock in private offerings and $1.0 million in borrowings from banks and other lenders to assist with funding the deficit from operations and repaid $4.6 million of debt and $1.6 million to banks and other lenders (including the IRS payroll tax settlement and Secured Conditional Exchangeable Note).

         Included in operating activities for fiscal 1996 is a gain on sale of assets of $1.1 million and gain on property held for sale of $0.3 million. The gain on sale of assets includes the sale of operations in Kirkland, Washington and the gain on property held for sale represents the freestanding facility in San Diego, California, which was sold in May 1996. There was a decline in the provision for doubtful accounts of $0.5 million to $0.9 million compared to the prior fiscal year. Accounts receivable as of May 31, 1996, declined by $0.8 million to $2.5 million as compared to the prior year. In addition, there was a decline in other receivables of $1.3 million. This decline is related to payment received of $2.75 million in July 1995 related to the note receivable from the sale of Starting Point, Oak Avenue, which was offset by the addition during fiscal 1996 of the other receivable of $1.4 million related to the Company's Federal tax refund. Included in fiscal 1996 is an increase in depreciation and amortization of $0.3 million to $2.1 million. The decline of depreciation expense as the Company continues to implement its plan for the disposal and sale of freestanding facilities was offset during fiscal 1996 by the write-off of $0.8 million in goodwill.

         The increase in other assets as of May 31, 1996 of $1.0 million and a $7.0 million increase in income taxes payable are related to the Company's 1995 Federal tax refund received in October 1995. The decrease in other liabilities of $0.8 million is primarily related to a legal settlement. The cumulative effect of the above resulted in an ending cash position for the Company on May 31, 1996 of $4.4 million, an increase of $2.9 million from the prior year.

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

         In fiscal 1994, the Company utilized $7.2 million in its operating activities, provided $10.0 million from its investing activities and utilized $2.2 million in its financing activities. Included in the Company's operating activities for fiscal 1994 was a decrease of $2.8 million reflecting the decline in accounts payable and accrued liabilities. Also included in the operating activities for fiscal 1994 is the gain on the sale of assets of $1.8 million, which was offset by the write-down of property held for sale of $1.8 million. During fiscal 1994, investing activities provided funds for operations from the sale of properties in the amount of $10.4 million. The Company sold its freestanding facilities in Tampa and Coral Springs, Florida and a material portion of its publishing business during fiscal 1994. During fiscal 1994, the Company also utilized $2.2 million for the repayment of debt to banks and other lenders.

         Included in current and non-current assets as of November 30, 1996 are three hospital facilities designated as property and equipment held for sale with a total carrying value of $5.9 million.

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

        In previous years, the Company was obligated to support and fund certain poorly performing freestanding facilities that now have been closed, including two such facilities closed in fiscal 1996 and another in fiscal 1997 (see Note 5 to the Company's Condensed Consolidated Financial Statements included herein). As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Based upon a projection of actual performance during fiscal 1997 with adjustments for reduced cash flow requirements associated with facilities closed and/or sold in fiscal 1996 and 1997, known contract and cyclical changes, and also giving consideration to cash on hand at November 30, 1996 of $7.6 million, management expects the Company to be able to meet its cash obligations required by operations during the next year, including the Company's obligations under the Debentures.

        Included in current liabilities as of November 30, 1996, are $9.5 million of Debentures in default, immediately due and payable on account of acceleration and $2.0 million of accrued interest as a result of the Company's failure to make scheduled payments of interest on the Debentures commencing in
October 1994.   See Note 2 to the Company's Condensed Consolidated Financial
Statements included herein for a discussion of the Company's default in the payment of interest on its Debentures, the acceleration thereof, the obtaining of affirmative consents to waive the default and acceleration and the results
of the Debenture Exchange Offer.   Accomplishment of the Debenture Exchange
reduces the Debenture's debt service requirement and decreases the Company's future cash flow requirements. As a result of the completion of the Debenture Exchange Offer, the Company's debt obligations will be reduced by $6,846,000 in the third quarter of fiscal 1997. Subsequently, $2,692,000 of the Company's debt obligations represented by untendered Debentures will be reclassified to long term debt during the third quarter of fiscal 1997.

        Also included in current maturities of long-term debt as of November 30, 1996, is approximately $2.0 million which represents the Company's obligation pursuant to its Secured Convertible Note due in January 1997. During the third quarter of fiscal 1997, the Company exchanged this Note for shares of a newly designated Series A Non-Voting 4% Cumulative Convertible Preferred Stock (the "Preferred Stock") and the Holder agreed to accept additional shares of Preferred Stock in lieu of approximately $63,000 of accrued interest.

        At the time of the commencement of the Debenture Exchange Offer, the Company had sufficient cash resources available to fund the cash portion of the Exchange. As of the completion of the Exchange, the Company utilized an aggregate of $4.5 million to fund the cash portion of the Exchange and the payment of interest due with respect to Debentures not tendered. Such cash resources represented approximately 60% of the Company's available cash resources as of November 30, 1996. Based upon current levels of operation and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital to meet obligations as they become due, however, the occurrence of business or economic conditions beyond the control of the Company or the loss of existing contracts from cash from operations is internally generated or the inability to conclude pending contract proposals may adversely affect the adequacy of such working capital. Cash resources to fund additional operating needs include:

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

HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

        As of November 30, 1996, the Company had a stockholders' deficiency of $8.6 million, a working capital deficiency of approximately $22.6 million and a negative current ratio of 1:2.5. The net loss from operations for the six months ended November 30, 1996 was $2.7 million.

        There can be no assurance that the Company will be able to achieve profitability and maintain positive cash flows from operations or that profitability and positive cash flow from operations can be sustained on an ongoing basis. Moreover, if achieved, the level of that profitability or that positive cash flow cannot accurately be predicted.

        The Company's lack of profitability has resulted in the Company failing to satisfy listing standards of the NYSE. No assurance can be made that the Common Stock will continue to trade on the NYSE or that the Company can satisfy the comparable requirements of any other stock exchange or the NASDAQ stock market.

ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN

        The Company's independent auditors have included an explanatory paragraph in their report that states that the Company's history of losses and consolidated financial position raise substantial doubt about its ability to continue as a going concern.

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

        The Company's negative cash flow from operations has consumed substantial amounts of cash. The completion of the Debenture Exchange Offer required substantial amounts of cash for the payment of $4.5 million of default interest and/or payment in exchange for surrender of Debentures which resulted in a depletion of the Company's cash resources (see Note 2 to the Company's Condensed Consolidated Financial Statements included herein).

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

        The Company has received tax refunds for fiscal 1995 and 1996 in the amounts of $9.4 million and $5.4 million, respectively. Such refunds are based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have an adverse effect on
the Company's cash flows.   See "Taxes" below.

DISPOSITION OF ASSETS

        The Company has been required to dispose of various properties in order to raise working capital, and no assurance can be made that such dispositions will not have adverse effects on the Company's financial condition or that the Company has additional assets that could be disposed of or utilized as collateral in order to fund its capital requirements.

TAXES

        The Company has received tax refunds of approximately $9.4 million and $5.4 million from the carry back of specified losses for fiscal 1995 and 1996, respectively, as defined in Section 172(f) of the Internal Revenue Code. Receipt of the 1995 and 1996 tax refunds does not imply IRS approval. The proceeds to the Company of the 1995 refund were reduced by a $2.5 million offset for the Company's outstanding payroll tax obligation to the Internal Revenue Service ("IRS"), including interest, pursuant to a settlement agreement relating to tax years 1983 through 1991. Also, $1.9 million and $1.1 million contingency fees were paid to Deloitte & Touche, LLP from the refund proceeds for fiscal 1995 and 1996, respectively. Section 172(f) is an area of the tax law without significant legal precedent. There may be substantial opposition by the IRS to all or a substantial portion of such claims, and no assurances can be made as to the ability to retain tax refunds based on such deductions. Although the Company is currently being audited by the IRS, neither the Company nor the IRS will be precluded in any resultant tax audit from raising these and additional issues.

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

UNCERTAINTY OF PRICING; HEALTHCARE REFORM AND RELATED MATTERS

        Managed care operations are at risk for costs incurred to supply agreed upon levels of service. Failure to anticipate or control costs could materially adversely affect the Company. Additionally, the business of providing services on a full risk capitation basis exposes the Company to the additional risk that contracts negotiated and entered into may ultimately be determined to be unprofitable, and result in significant losses by reason of unanticipated utilization levels requiring the Company to deliver and provide services at capitation rates which do not account for or factor in such utilization levels.

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

LIMITATIONS ON THE DEDUCTIBILITY OF COMPENSATION UNDER CERTAIN CIRCUMSTANCES

        Pursuant to the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the Company's five highest paid executive officers would not be deductible by the Company for federal income tax purposes to the extent such officers' overall compensation exceeds $1.0 million per executive officer. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1.0 million base. The Board of Directors has determined that no portion of anticipated compensation payable to any executive officer in 1996 would be non-deductible. The Board of Directors will continue to address this issue when formulating compensation arrangements for executive officers, but believes that the deductibility of officer compensation in excess of the $1.0 million threshold is not likely to be an issue for the Company to address in the foreseeable future.

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

        See the discussion contained in Note 2 to the Company's Condensed Consolidated Financial Statements included herein for a discussion of the Company's default in the payment of interest on its 7 1/2% Convertible Subordinated Debentures, the acceleration thereof, and the affirmative consents of Debentureholders to waive the default and acceleration.

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

         (a)     Exhibits

                 None.

         (b)     Reports on Form 8-K

                 1) The Company filed a current report on Form 8-K dated September 6, 1996, to report under Item 5, the Stock Purchase Agreement between the Company and Healthcare Management Services, Inc. and three sister corporations and the commencement of arbitration with the Emerald Health Network, Inc. and the sellers of HMS.

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





                                           COMPREHENSIVE CARE CORPORATION





February 10, 1997                           By    /s/ Chriss W. Street
                                              ---------------------------------
                                                               Chriss W. Street
                                                                  President and
                                                        Chief Executive Officer
                                                  (Principal Executive Officer)





February 10, 1997                           By    /s/ Kerri Ruppert
                                              ---------------------------------
                                                                  Kerri Ruppert
                                                          Senior Vice President
                                                    and Chief Financial Officer
                                                  (Principal Financial Officer)
                                                 (Principal Accounting Officer)