Form 10-Q
period 1997-02-28
COMPREHENSIVE CARE CORP
filed 1997-04-11
CIK 22872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended February 28, 1997
                           -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from               to
                                     -------------    --------------

      Commission File Number 0-5751
                             ------


                         COMPREHENSIVE CARE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         95-2594724
--------------------------------                     ---------------------------
(State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                       Identification No.)



        1111 Bayside Drive, Suite 100, Corona del Mar, California 92625
--------------------------------------------------------------------------------
        (Former address of the principal executive offices and zip code)



                                 (714) 222-2273
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


             Classes                              Outstanding at April 10, 1997
--------------------------------------            -----------------------------
Common Stock, par value $.01 per share                      3,423,852

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                     Index


                                                                       Page
                                                                       ----
Part I -- Financial Information

    Item 1. -- Condensed Consolidated Financial Statements

        Condensed consolidated balance sheets,
            February 28, 1997 and May 31, 1996  . . . . . . . . . .      3
        Condensed consolidated statements of operations for
            the three and nine months ended February 28, 1997
            and February 29, 1996 . . . . . . . . . . . . . . . . .      4

        Condensed consolidated statements of cash flows for
            the nine months ended February 28, 1997 and
            February 29, 1996 . . . . . . . . . . . . . . . . . . .      5

        Notes to condensed consolidated financial statements  . . .      6

    Item 2. -- Management's discussion and analysis of financial
                  condition and results of operations . . . . . . .     14

Part II -- Other Information  . . . . . . . . . . . . . . . . . . .     27

    Item 1. -- Legal Proceedings  . . . . . . . . . . . . . . . . .     27

    Item 3. -- Defaults Upon Senior Securities  . . . . . . . . . .     28

    Item 4. -- Submission of Matters to a Vote of Security
                   Holders  . . . . . . . . . . . . . . . . . . . .     28

    Item 6. -- Exhibits and Reports on Form 8-K . . . . . . . . . .     28

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .     29

PART I. -- FINANCIAL INFORMATION

ITEM 1. -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                  February 28,      May 31,
                                                                                       1997           1996
                                                                                  ------------    -----------
                                                                                  (Unaudited)       (Note)
                                  ASSETS
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .          $ 3,766         $ 4,433
     Accounts receivable, less allowance for
          doubtful accounts of $1,061 and $877  . . . . . . . . . . . . . .            2,322           2,476
     Other receivables  . . . . . . . . . . . . . . . . . . . . . . . . . .            2,483           1,478
     Property and equipment held for sale . . . . . . . . . . . . . . . . .            1,221           1,233
     Other current assets                                                                285             352
                                                                                     -------         -------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,077           9,972
                                                                                     -------         -------

Property and equipment, at cost . . . . . . . . . . . . . . . . . . . . . .            9,888           9,863
Less accumulated depreciation and amortization  . . . . . . . . . . . . . .           (3,659)         (3,590)
                                                                                     -------         -------
Net property and equipment  . . . . . . . . . . . . . . . . . . . . . . . .            6,229           6,273
                                                                                     -------         -------

Property and equipment held for sale  . . . . . . . . . . . . . . . . . . .            4,708           6,915
Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,958             212
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,693           1,746
                                                                                     -------         -------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $25,665         $25,118
                                                                                     =======         =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities . . . . . . . . . . . . . . .          $12,343         $10,714
     Long-term debt in default (see Note 2) . . . . . . . . . . . . . . . .               --           9,538
     Current maturities of long-term debt . . . . . . . . . . . . . . . . .               48           2,464
     Unbenefitted tax refunds received  . . . . . . . . . . . . . . . . . .           12,092           7,018
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .              360             410
                                                                                     -------         -------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .           24,843          30,144
                                                                                     -------         -------

Long-term debt, excluding current maturities  . . . . . . . . . . . . . . .            2,692              24
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              668             749
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --           1,000
Commitments and contingencies (see Notes 3 and 7)
Stockholders' equity:
     Preferred Stock, $50.00 par value; authorized 60,000 shares;
          issued and outstanding 41,260 shares of Series A Non-Voting
          4% Cumulative Convertible Preferred Stock . . . . . . . . . . . .            2,073              --
     Common Stock, $.01 par value; authorized 12,500,000 shares;
          issued and outstanding 3,365,354 and 2,848,685 shares . . . . . .               34              28
     Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .           47,801          43,931
     Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .          (52,446)        (50,758)
                                                                                     -------         -------
        Total stockholders' equity (deficit)  . . . . . . . . . . . . . . .           (2,538)         (6,799)
                                                                                     -------         -------
Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . .          $25,665         $25,118
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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                           Three Months Ended           Nine Months Ended
                                                        --------------------------  ---------------------------
                                                        February 28,  February 29,  February 28,   February 29,
                                                           1997           1996         1997           1996
                                                        ------------  ------------  ------------   ------------
Revenues and gains:
    Operating revenues  . . . . . . . . . . . . .        $ 9,438        $ 7,584       $28,141        $23,964

Costs and expenses:
    Direct healthcare expenses  . . . . . . . . .          8,101          6,687        24,690         21,493
    General and administrative expenses
      (see Note 10) . . . . . . . . . . . . . . .          2,269          2,120         6,079          5,825
    Provision for doubtful accounts   . . . . . .            (12)           251           189            920
    Depreciation and amortization   . . . . . . .            182            300           520            983
    Restructuring expenses  . . . . . . . . . . .             --             --           195             --
                                                         -------        -------       -------        -------
                                                          10,540          9,358        31,673         29,221
                                                         -------        -------       -------        -------

Loss from operations  . . . . . . . . . . . . .           (1,102)        (1,774)       (3,532)        (5,257)

    Gain on sale of assets  . . . . . . . . . .               16             --            42          1,067
    Loss on sale of assets  . . . . . . . . . .               --            (13)          (12)           (44)
    Non-recurring gain (loss)   . . . . . . . .               --            860          (250)           860
    Interest income   . . . . . . . . . . . . .               62            100           212            164
    Interest expense  . . . . . . . . . . . . .              (74)          (310)         (670)        (1,053)
                                                         -------        -------       -------        -------
Loss before income taxes  . . . . . . . . . . .           (1,098)        (1,137)       (4,210)        (4,263)

Benefit (provision) for income taxes  . . . . .               (4)           (30)          341          2,506
                                                         -------        -------       -------        -------
    Loss before extraordinary item  . . . . . .           (1,102)        (1,167)       (3,869)        (1,757)

Extraordinary item - gain on debenture exchange            2,191             --         2,191             --
                                                         -------        -------       -------        -------
    Net earnings/(loss)   . . . . . . . . . . .            1,089         (1,167)       (1,678)        (1,757)

    Dividends on convertible preferred stock  .               10             --            10             --
                                                         -------        -------       -------        -------
    Net earnings (loss) attributable to common
       stockholders   . . . . . . . . . . . . .          $ 1,079        $(1,167)      $(1,688)       $(1,757)
                                                         =======        =======       =======        =======

Earnings/(loss) per common share:

    Primary:
       Net earnings/(loss) before
          extraordinary item  . . . . . . . . .          $ (0.36)       $ (0.44)      $ (1.29)       $ (0.67)
        Extraordinary item  . . . . . . . . . .             0.70             --          0.73             --
                                                         -------        -------       -------        -------
        Net earnings/(loss)   . . . . . . . . .          $  0.34        $ (0.44)      $ (0.56)       $ (0.67)
                                                         =======        =======       =======        =======

    Fully-diluted:
        Net earnings/(loss) before
          extraordinary item  . . . . . . . . .          $ (0.30)       $    --       $    --        $    --
        Extraordinary item  . . . . . . . . . .             0.59             --            --             --
                                                         -------        -------       -------        -------
        Net earnings  . . . . . . . . . . . . .          $  0.29        $    --       $    --        $    --
                                                         =======        =======       =======        =======

                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)


                                                                                      Nine Months Ended
                                                                                 ----------------------------
                                                                                 February 28,    February 29,
                                                                                     1997            1996
                                                                                 ------------    ------------
                                                                                   (Note 9)
Cash flows from operating activities:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $(1,688)         $(1,757)
Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .            520              983
     Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . .            189              920
     Gain on debenture conversion . . . . . . . . . . . . . . . . . . . . .         (2,191)              --
     Gain on sale of assets . . . . . . . . . . . . . . . . . . . . . . . .            (42)          (1,057)
     Loss on sale of assets . . . . . . . . . . . . . . . . . . . . . . . .             12               37
     Carrying costs incurred on property and equipment held for sale  . . .             --             (293)
     Changes in assets and liabilities net of effect of acquisitions:
         Decrease (increase) in accounts receivable . . . . . . . . . . . .              9             (451)
         Decrease (increase) in notes and other receivables . . . . . . . .           (733)           1,064
         Decrease (increase) in other current assets and other assets . . .           (137)            (227)
         Increase (decrease) in accounts payable and accrued liabilities  .          1,069             (157)
         Decrease in other liabilities  . . . . . . . . . . . . . . . . . .           (208)            (865)
         Increase in unbenefitted tax refunds received  . . . . . . . . . .          5,074            7,018
     Increase (decrease) in income taxes payable  . . . . . . . . . . . . .            (50)              81
                                                                                    ------           ------

          Net cash provided by operating activities . . . . . . . . . . . .          1,824            5,296
                                                                                    ------           ------

Cash flows from investing activities:
     Net proceeds(loss) from sale of property and equipment
     (operating and held for sale)  . . . . . . . . . . . . . . . . . . . .            409              (41)
     Additions to property and equipment  . . . . . . . . . . . . . . . . .           (293)            (530)
                                                                                    ------            -----
          Net cash provided by (used in) investing activities . . . . . . .            116             (571)
                                                                                    ------            ------

Cash flows from financing activities:
     Bank and other borrowings  . . . . . . . . . . . . . . . . . . . . . .             --            1,000
     Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . .             10               --
     Proceeds from the issuance of Common Stock . . . . . . . . . . . . . .          2,756              961
     Repayment of debt  . . . . . . . . . . . . . . . . . . . . . . . . . .         (5,373)          (5,014)
                                                                                    ------           ------
          Net cash used in financing activities . . . . . . . . . . . . . .         (2,607)          (3,053)
                                                                                    ------           ------
Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . .           (667)           1,672

Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .          4,433            1,542
                                                                                    ------           ------

Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .         $3,766           $3,214
                                                                                    ======           ======





                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997
                                  (Unaudited)


NOTE 1--BASIS OF PRESENTATION

        The condensed consolidated balance sheet as of February 28, 1997, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended February 28, 1997 and February 29, 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended February 28, 1997 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

        The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The notes to consolidated financial statements included in Form 10-K for the year ended May 31, 1996 on file with the Securities and Exchange Commission provide additional disclosures and a further description of accounting policies.

        The Company's financial statements are presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred losses from operations in fiscal 1996 and continues to report operating losses through the third quarter of fiscal 1997. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems and the realization of the Company's plan of operations. These substantial conditions raise doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty (see Note 3--"Operating Losses and Liquidity").

        The weighted average number of shares outstanding used to compute loss per common share were 3,151,000 and 2,657,000 for the three months ended February 28, 1997 and February 29, 1996, respectively; and 3,002,000 and 2,637,000 for the nine months ended February 28, 1997 and February 29, 1996, respectively. The fully-diluted weighted average number of shares outstanding used to compute fully-diluted earnings per share was 3,742,000 for the three months ended February 28, 1997. Fully-diluted loss per share for the remaining periods reported is anti-dilutive and is not reported.

NOTE 2--DEBENTURE EXCHANGE OFFER

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997
                                  (Unaudited)



        On November 14, 1996, the Company commenced a consent solicitation pursuant to a proxy statement addressed to its Debentureholders (the "Consent Solicitation"). The Company simultaneously initiated an exchange offer (the "Debenture Exchange Offer"). In addition, the Debenture Exchange Offer required the holders of a majority of the Debentures to give their approval to rescind the acceleration and waive the defaults described above. The Debenture Exchange Offer to the holders of Debentures exchanged $500 in cash plus sixteen
(16) shares of Common Stock designated aggregately as payment of principal, plus $80 in cash plus eight (8) shares of Common Stock, designated aggregately as a payment of interest for each $1,000 of the outstanding principal amount of its Debentures and the waiver by the Debentureholder of all interest accrued and unpaid on such principal amount as of the date of the Exchange.

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

        The resulting gain on the Debenture Exchange was $2.5 million less approximately $0.3 million in related costs and expenses for a net gain of $2.2 million with the remaining amount of $1.9 million being recorded to additional paid-in capital. The aggregate principal amount of Debentures which were not tendered was $2,692,000 and is reflected in long-term debt.

NOTE 3--OPERATING LOSSES AND LIQUIDITY

        At February 28, 1997, the Company had cash and cash equivalents of $3.8 million. During the nine months ended February 28, 1997, the Company provided $1.8 million from its operating activities, provided $0.1 million from its investing activities and utilized $2.6 million in its financing activities.
The Company reported net income of $1.1 million for the quarter ended February 28, 1997, versus a net loss of $1.2 million for the quarter ended February 29, 1996. As a result, the Company has an accumulated deficit of $52.4 million and total stockholders' deficit of $2.5 million as of February 28, 1997. Additionally, the Company's current assets at February 28, 1997 amounted to approximately $10.1 million and current liabilities were approximately $24.8 million, resulting in a working capital deficiency of approximately $14.8 million and a negative current ratio of 1:2.5. Included in current liabilities is $12.1 million of unbenefitted tax refunds received (see Note 6--"Income Taxes"). Exclusive of this amount, the Company's working capital deficiency is $2.6 million resulting in a negative current ratio of 1:1.3. The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to dispose of certain of its freestanding facilities.

         Included in current and non-current assets are three hospital facilities designated as property and equipment held for sale with a total carrying value of $5.9 million. In previous years, the Company was obligated to support and fund certain poorly performing freestanding facilities that now have been closed, including two such facilities closed in fiscal 1996 and another in fiscal 1997 (see Note 5--"Property and Equipment Held for Sale").
As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997
                                  (Unaudited)


        During the third quarter of fiscal 1997, the Company completed its Debenture Exchange Offer. In addition to recognizing a gain on the Exchange of $2.2 million, the Exchange resulted in a reduction of debt of $6.8 million with the remaining $2.7 million in Debentures due in 2010. The Debenture Exchange will also result in a reduction of interest expense for future periods. During the third quarter of fiscal 1997, the Company also exchanged its $2.0 million Secured Convertible Note into Series A Non-Voting 4% Cumulative Convertible Preferred Stock. This exchange further reduces the Company's future debt obligations. The Company also exchanged a minority interest in one of its subsidiaries into 100,000 shares of its Common Stock (see Note 4--"Acquisitions and Dispositions"). As a result of the above transactions, current liabilities were reduced by $11.5 million, non-current liabilities were increased by $1.6 million, and stockholders' equity was improved by $5.3 million. These transactions also reduced the Company's future cash obligations with the significant reduction in debt and interest expense.

        Based upon current levels of operation and cash on hand of $3.8 million and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital to meet obligations as they become due; however, the occurrence of business or economic conditions beyond the control of the Company or the loss of existing contracts from which cash from operations is internally generated or the inability to conclude pending contract proposals may adversely affect the adequacy of such working capital. Such anticipated cash resources to fund additional operating needs include:

        o The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than April 1998 if offered by the Company.

        o The Company filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. The Company received the full refund claim for fiscal 1995 in October 1995. In September 1996, the Company filed its fiscal 1996 Federal tax return and also filed a Form 1139.
             The Company received a refund in the amount of $5.4 million during the second quarter of fiscal 1997. The Company has also filed amended Federal tax returns for prior years to claim refunds for an additional $7.7 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. The Company is currently under audit by the IRS regarding its 1995 and 1996 Federal tax returns and the amended returns for prior years. Accordingly, no assurances can be made as to the Company's entitlement to such refunds or the timing of the receipt thereof (see Note 6--"Income Taxes").

        o Included in current property and equipment held for sale is one hospital facility currently under contract to be sold. The sale of this facility closed during the fourth quarter of fiscal 1997. The proceeds from the sale were $1.2 million.

        o Included in assets held for sale (non-current) are two hospital facilities designated as property and equipment held for sale with a total carrying value of $4.7 million. The Company expects to sell these facilities during the next six months.

        All of these potential sources of additional cash in fiscal 1997 are subject to variation due to business and economic influences outside the Company's control. There can be no assurance that during fiscal 1997 the Company will complete the transactions required to fund its working capital deficit.

NOTE 4--ACQUISITIONS AND DISPOSITIONS

        On July 25, 1996, the Company consented to closing the acquisition of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan Inc. and Behavioral

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997
                                  (Unaudited)


Healthcare Management, Inc. (hereafter collectively referred to as "HMS"). The Company consented to the closing reserving its rights to assert certain claims against the former owners (the "Sellers") and others (see Note 6--"Commitments and Contingencies"). HMS contracts with commercial and governmental agencies to provide managed behavioral health care programs to patients in Michigan and Ohio. Additionally, HMS provides the following on a contract basis: case management (precertification, concurrent review, quality assurance, retrospective chart reviews, peer review and clinical audits as requested by their clients), claims review, network development, credentialing and management of clinical services for hospitals and community providers. The Company recorded the acquisition using the purchase method of accounting. The Company's Condensed Consolidated Financial Statements for the nine months ended February 28, 1997 reflect the results of operations for HMS for the period of July 25, 1996 through February 28, 1997. In conjunction with this acquisition, the Company issued 16,000 shares of its Common Stock. In addition, certain provisions of the employment agreements with the Sellers provide for an additional earn out of stock warrants based on performance. The Company recorded $1.0 million in goodwill related to the acquisition which will be amortized on a straight line basis over 20 years.

        On August 12, 1996, the Company sold a non-operating facility in Costa Mesa, California. As part of this transaction, the Company took back a note equal to 83% of the selling price. This note provided the buyer with an incentive option should the note be paid off in full on or before six months from closing. In the event the buyer elected this option, he would receive a 21% discount on the note. The buyer did not elect this incentive option.
Given that this sale is highly leveraged, the Company has elected not to recognize any income on this sale. The Company would recognize a gain on the sale of $127,000 using the installment method of accounting. Under the installment method, the Company would have recognized a gain on the disposal of assets of approximately $21,600 for the first nine months of fiscal 1997.

        On May 22, 1995, the Company and its subsidiary, Comprehensive Behavioral entered into an agreement with Physicians Corporation of America ("PCA"), providing for PCA to invest $1.0 million in Comprehensive Behavioral for 13 1/2% of the voting power of Comprehensive Behavioral represented by all of the Series A Preferred Stock of Comprehensive Behavioral which is also exchangeable at the option of PCA for 100,000 shares of the Company's Common Stock. In February 1997, PCA exercised its option to exchange 135 shares of Series A Non-Voting 4% Cumulative Convertible Preferred Stock of Comprehensive Behavioral, representing 13 1/2% of the voting power of Comprehensive Behavioral, into 100,000 shares of the Company's Common Stock.

NOTE 5--PROPERTY AND EQUIPMENT HELD FOR SALE

        The Company has decided to dispose of certain freestanding facilities and other assets (see Note 3-- "Operating Losses and Liquidity"). Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with a historical net book value of approximately $11.4 million at February 28, 1997, is carried at estimated net realizable value of approximately $5.9 million. Direct expenses for the facilities designated for disposition were approximately $0.2 million for the three months ended February 28, 1997. There were no operating revenues related to facilities designated for disposition for this period.

        Property and equipment held for sale, that are under contract and expected to be sold within the next twelve month period, are shown as current assets on the consolidated balance sheets. Gains and losses on facilities have been reflected in the statement of operations. Any impairments to the net realizable value of property and equipment held for sale have also been recorded in the statement of operations. One of the three closed freestanding facilities included in property and equipment held for sale as of February 28, 1997 was sold during the fourth quarter. There were no transactions affecting the carrying value of current and non-current property and equipment held for sale for the three months ended February 28, 1997.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997
                                  (Unaudited)


NOTE 6--INCOME TAXES

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

         In October 1995, the Company received a $9.4 million tentative refund for fiscal 1995. Of this refund, $2.4 million was recognized as a tax benefit during the third quarter of fiscal 1996. In September 1996, the Company received a $5.4 million tentative refund for fiscal 1996. Of this refund, $0.3 million has been recognized as a tax benefit during the third quarter of fiscal 1997. Receipt of the 1995 and 1996 Federal tax refunds does not imply IRS approval. Due to the lack of legal precedent regarding Section 172(f), the unbenefitted amounts from fiscal 1995 and 1996 of $7.0 million and $5.1 million, respectively, are reflected on the Company's consolidated balance sheet in unbenefitted tax refunds received. In connection with the refund claims, the Company paid contingency fees of $1.9 million and $1.1 million relating to the fiscal 1995 and 1996 refunds, respectively. The Company expensed a pro rata portion of the contingency fees as related tax benefits were recognized. The remaining amount of $2.4 million is reflected in the Company's consolidated balance sheet as other receivables. In the event the IRS Appeals Office determines that the Company is not entitled to all or a portion of the deductions under Section 172(f), this fee is reimbursable to the Company proportionately.

         The Company is currently under audit by the IRS related to its fiscal 1995 and fiscal 1996 Federal income tax returns and the amended returns for prior years. Neither the Company nor the IRS will be foreclosed from raising other tax issues in regard to any audits of such returns, which also could ultimately affect the Company's tax liability.

NOTE 7--COMMITMENTS AND CONTINGENCIES

         On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgment as a matter of law, which the court denied in its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. On October 22, 1996, the U.S. Court of Appeals for the Eighth Circuit reversed the judgment in favor of the Company and against RehabCare entered by the District Court following the jury's verdict in favor of the Company. On November 5, 1996, the Company filed a Petition for Rehearing with the Eighth Circuit. Any effect from the outcome of this lawsuit will not have a material adverse impact on the Company's results of operations.

         The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of HMS (see Note 4--"Acquisitions and Dispositions"). The Stock Purchase Agreement was subject to certain escrow

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997
                                  (Unaudited)


provisions and other contingencies which were not completed until July 25, 1996. In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division, against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. Discovery has been initiated by all parties and the Company believes it has good and meritorious defenses and that HMS has meritorious claims in its arbitration. In November 1996, Emerald moved the court for summary judgment. The hearing on such motion has been adjourned and the Company's response is pending. The Company believes that it has claims arising from this transaction against the accountants and legal counsel of HMS as well as HMS's lending bank. On October 1, 1996, the Company filed a claim of malpractice against the legal counsel of HMS. These claims are presently being investigated and have not as yet been quantified. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

NOTE 8--SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         During fiscal 1997, the Company purchased all of the capital stock of HMS. In conjunction with this acquisition, the assets acquired and liabilities assumed were as follows (in thousands):

Fair value of assets acquired  . . . . . . . . . . . . . . . .    $   356
Purchased goodwill . . . . . . . . . . . . . . . . . . . . . .      1,000
Liabilities assumed  . . . . . . . . . . . . . . . . . . . . .     (1,236)
Issuance of Common Stock . . . . . . . . . . . . . . . . . . .       (120)
                                                                  -------
                                                                  $    --
                                                                  =======

NOTE 9--RESTRUCTURING CHARGES

         In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Many of the Company's inpatient freestanding facilities

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997
                                  (Unaudited)


have been sold or are in the process of being closed or sold as management continues to implement plans for expanding the Company's managed care and behavioral medicine contract management operations. During fiscal 1996, the Company established an additional restructuring reserve of $0.1 million for severance and other cash outlays related to the planned facility closure and disposition which occurred during the first quarter of fiscal 1997. In addition, in July 1996, the Company closed the administrative offices of Comprehensive Care Integration located in San Ramon, California. Closure of this office and several non-performing contract units was part of the planned restructuring of these operations. The impact of this restructuring was approximately $0.2 million and was recorded during the first quarter of fiscal 1997. The following table sets forth the activity to the restructuring reserve during the third quarter of fiscal 1997:

                                                        CHARGES
                                    NOVEMBER 30,   -----------------                FEBRUARY 28,
                                       1996        INCOME    EXPENSE     PAYMENTS       1997
                                    ------------   ------    -------     --------   ------------
                                                     (Amounts in thousands)

 Restructuring Reserve:
 ---------------------
 Severance  . . . . . . . . . . . . .  $ 87         $ --      $ --         $(10)       $ 77
 Operations/corporate relocation. . .   325           --        --          (69)        256
                                       ----         ----      ----         ----        ----
                                       $412         $ --      $ --         $(79)       $333
                                       ====         ====      ====         ====        ====


NOTE 10--STOCKHOLDERS' EQUITY

         On January 15, 1997, the Company exchanged its $2.0 million Secured Convertible Note into 40,000 shares of newly designated Series A Non-Voting 4% Cumulative Convertible Preferred Stock (the "Preferred Stock"). In addition, the holder of the Note was also issued an additional 1,260 shares of Preferred Stock in lieu of approximately $63,000 of accrued interest.

         In February 1997, Physician Corporation of America ("PCA") exercised an option to exchange 135 shares of Series A Non-Voting 4% Cumulative Convertible Preferred Stock of Comprehensive Behavioral into 100,000 shares of the Company's Common Stock (see Note 4--"Acquisitions and Dispositions").

         In September 1995, the Board of Directors granted and issued to its President and Chief Executive Officer, 100,000 restricted shares of its Common Stock, $0.01 par value (the "Restricted Shares"). Such grant of Restricted Shares was issued from the Company's 1995 Incentive Plan and was ratified by the stockholders at the 1995 Annual Meeting. The Restricted Shares are subject to vesting at the rate of 5,000 shares per fiscal year (the "Annual Vested Shares") over a 20-year period. The vesting of the Restricted Shares is subject to acceleration upon the occurrence of certain events of acceleration as described below. With respect to all Restricted Shares which may become vested, the Company is to pay to the Chief Executive Officer a bonus equivalent to the amount of the combined federal and applicable state and city income taxes associated with the Restricted Shares that have become vested. While the Restricted Shares have been issued and the Chief Executive Officer is entitled to vote said shares, all Restricted Shares are held in escrow until their vesting and said shares may not be sold, assigned, transferred or hypothecated until the time they have become vested.

         In addition to the vesting of the Annual Vested Shares, an additional number of Restricted Shares vest as follows: (i) for each fiscal year of the Company, 1,000 additional Restricted Shares vest for each $1,000,000 of net pre-tax profit of the Company as reported for that fiscal year; (ii) in the event the Company effects a merger, acquisition, corporate combination or purchase of assets (an "Acquisition Event") 1,000 additional Restricted Shares vest for each $1,000,000 of Acquisition Event value paid for the Company; and
(iii) as of May 31st of each year, for each 1% of increase of market value of the Company's voting securities above 110% of the market value as of May 31st of the preceding year, 1,000 additional Restricted Shares vest.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               FEBRUARY 28, 1997
                                  (Unaudited)


         In addition, upon the occurrence of (a) the approval by the stockholders of the Company of an Approved Transaction, as defined; (b) a Control Purchase, as defined; (c) a Board change; or (d) the failure by the Company to renew the Chief Executive Officer's Employment Agreement on the conclusion of its term on December 31, 1998, or any subsequent or renewed term, on terms identical to those in the Employment Agreement then prevailing, all Restricted Shares become vested. Upon the death or total disability of the Chief Executive Officer prior to the complete vesting of the Restricted Shares, all Restricted Shares not theretofore vested shall become vested.

         The grant has been accounted for as an increase in Common Stock and as additional paid-in capital at the fair value of the shares at the date of grant (modified periodically to reflect current valuations offset by an equal charge to equity (recorded as an Unvested Common Stock Grant). The Company accounts for the annual grant utilizing the estimated fair value on the date of vesting (May 31st). In addition, estimated bonus payments for income taxes as provided by the Agreement are accrued in accordance with the vesting schedule.

         During the third quarter of fiscal 1997, the Company determined that certain conditions for acceleration were achieved, and that it was probable that such conditions would also be present on May 31, 1997. Based on increases in the fair market value of the Company's Common Stock, the Company has provided for compensation expenses for the acceleration of approximately 43,000 Restricted Shares; estimated to be earned in the fiscal year ended May 31, 1997; this calculation will be adjusted periodically to reflect current valuations. In addition, the estimated bonus payments for income taxes as provided by the Agreement also have been accrued during the third quarter of fiscal 1997. Included in the results for the nine months ended February 28, 1997 are compensation expenses related to the Chief Executive Officer's Annual Grant and acceleration of Restricted Shares of $55,000 and $0.5 million, respectively. Compensation expenses related to the reimbursement of income taxes to the Chief Executive Officer related to the Annual Grant and acceleration of Restricted Shares were $27,000 and $0.2 million, respectively, for the nine months ended February 28, 1997.

         The Company entered into an Employment Agreement effective January 1, 1997, with its Chief Operating Officer. In conjunction with this Employment Agreement, the Company granted its Chief Operating Officer options to purchase 120,000 shares of the Company's Common Stock from the Company's 1995 Incentive Plan. The vesting of 100,000 options is subject to certain performance-related criteria relating to quarterly revenues from operations and net earnings before taxes. If the Chief Operating Officer is terminated for cause or resigns without Good Reason (as defined), any unvested options would be forfeited. As consideration for entering into the Employment Agreement, the Chief Operating Officer has agreed not to disclose confidential information and not to compete with the Company for a one-year period following termination. In addition, in the event of a Transaction (as defined), all stock options granted shall immediately vest.

         During the third quarter of fiscal 1997, the Company recognized $17,500 in compensation expense related to the vesting of options for the Chief Operating Officer which were not performance-related. The Company determined that the performance-related criteria had not been met by the Chief Operating Officer as of February 28, 1997 and, as a result no compensation expense related to the vesting of such options for the Chief Operating Officer was recognized during the third quarter of fiscal 1997. The Company continues to evaluate the performance-related criteria and in the event that conditions for achievement of such performance-related criteria appear to be present and are probable to be present for the quarter ended May 31, 1997, the Company will recognize the applicable compensation expense related to the vesting of options for the Chief Operating Officer. Such compensation expense will utilize the estimated fair market value on the date of evaluation.

NOTE 11--EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

         On April 3, 1997, the Company sold its freestanding facility located in Jacksonville Beach, Florida.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

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

General

         In response to continuing changes in the behavioral healthcare industry, the Company has made significant changes in its operations, including the divestiture of many freestanding facilities, so that the Company can focus on its network solutions related to managed care and behavioral medicine contract management operations. During fiscal 1996 and 1997, managed care operations experienced significant growth through internal development and the expansion into new managed care behavioral health markets and products. The following table sets forth operating revenues of the Company's managed care, behavioral medicine contracts and hospital operations for the selected periods:

                                                       Three months ended
                                              -----------------------------------
                                              February 28,  May 31,  February 29,
                                                  1997       1996        1996
                                              ------------  -------  ------------
Managed care  . . . . . . . . . . . . . . . .     79%         56%         56%
Corporate services  . . . . . . . . . . . . .      2           1           1
Behavioral medicine contract  . . . . . . . .      6          17          16
Freestanding operations   . . . . . . . . . .     13          26          27
                                                 ---         ---         ---
                                                 100%        100%        100%
                                                 ===         ===         ===


        As a result of the Company's continued negative results from operations, the Company has had difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. During the third quarter of fiscal 1997, the Company has utilized the proceeds from income tax refunds and available cash on hand to fund its working capital deficit, as well as the restructuring of the Company's 7 1/2% Convertible Subordinated Debentures (see Note 2 to the Company's Condensed Consolidated Financial Statements included herein).

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

           During fiscal 1996, the Company recorded $0.1 million in restructuring charges related to the Company's planned closure and disposition of its freestanding facility in Cincinnati, Ohio which occurred during the first quarter of fiscal 1997. The components of this charge are predominately severance payments to hospital employees. Closure of this facility is consistent with the Company's global restructuring plans and will eliminate the funding of operating losses and cash flow deficits required by this facility.

        In addition, in July 1996, the Company closed the administrative offices of Comprehensive Care Integration located in San Ramon, California. Closure of this office and several non-performing contract units was part of the planned restructuring of these operations. The impact of this restructuring was approximately $0.2 million and was recorded during the first quarter of fiscal 1997. The following table sets forth the activity to the restructuring reserve during the third quarter of fiscal 1997:

                                                       CHARGES
                                  NOVEMBER 30,    -----------------                 FEBRUARY 28,
                                      1996        INCOME    EXPENSE     PAYMENTS       1997
                                  ------------    ------    -------     --------    ------------
                                                    (Amounts in thousands)
Restructuring Reserve:
---------------------
Severance  . . . . . . . . . . .      $ 87         $ --      $ --        $(10)          $ 77
Operations/corporate relocation        325           --        --         (69)           256
                                      ----         ----      ----          --             --
                                      $412         $ --      $ --        $(79)          $333
                                      ====         ====      ====        ====           ====

         In August 1996, the Company sold its non-operating freestanding facility in Costa Mesa, California which had been closed in November 1995 due to poor performance. The Company utilized the proceeds received from the sale to reduce secured debt and fund working capital. One of the three remaining non-operating freestanding facilities is under contract to be sold and closed escrow during the fourth quarter of fiscal 1997.

         During the third quarter of fiscal 1997, the Company restructured its obligations under the Debentures, and cured the default due to the Company's failure to make scheduled payments of interest. On November 14, 1996, the Company commenced a Consent Solicitation pursuant to a proxy statement addressed to its Debentureholders. The Company simultaneously initiated the Debenture Exchange Offer to exchange cash and Common Stock of the Company for its Debentures. As a result of the completion of the Debenture Exchange Offer on December 30, 1996, the Company's debt obligations have been reduced by $6,846,000. The remaining $2,692,000 of the Company's debt obligations represented by untendered Debentures is reflected in long term debt.

         During the third quarter of fiscal 1997, the Company also exchanged its $2.0 million Secured Conditional Note into Preferred Stock, and exchanged a minority interest in one of its subsidiaries into 100,000 shares of the Company's Common Stock. These transactions and the Debenture Exchange Offer significantly reduced the Company's debt obligations and improved equity.

RESULTS OF OPERATIONS

Statistical Information

        The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:

                                                     Three months ended                    Nine months ended
                                      ------------------------------------------------- -------------------------
                                      February 28, November 30, August 31, February 29, February 28, February 29,
                                          1997         1996        1996        1996         1997         1996
                                      ------------ ------------ ---------- ------------ ------------ ------------
MANAGED CARE OPERATIONS:
   Covered lives . . . . . . . . . .   1,531,215    1,331,155   1,147,664    907,578      1,531,215     907,578


PATIENT DAYS:
   Freestanding facilities . . . . .       1,470        1,591       1,516      1,747          4,577       7,558
   Behavioral medicine contracts . .       1,281        2,256       2,986      2,986          6,451      12,903

FREESTANDING FACILITIES:
   Occupancy rate. . . . . . . . . .          43%          47%         29%        23%            38%         15%
   Admissions. . . . . . . . . . . .         301          301         312        375            914       1,301
   Average length of stay (days) . .           5            5           5          5              5           6

BEHAVIORAL MEDICINE CONTRACTS:
   Avg. occupied beds per contract .           3            5           5          4              4           5

   Admissions. . . . . . . . . . . .         334          358         464        458          1,156       1,812
   Average length of stay (days) . .           4            6           6          7              6           7

TOTAL BEDS AVAILABLE AT END OF PERIOD:
   Freestanding facilities . . . . .          38           38          58         88             45          88
   Behavioral medicine contracts . .          55           55          82        102             55         102

NINE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO NINE MONTHS ENDED
FEBRUARY 29, 1996

         The Company reported a pretax loss of approximately $4.2 million for the nine months ended February 28, 1997 which was comparable to the pretax loss of $4.3 million reported for the same period for fiscal 1996, an improvement of $0.1 million. Included in the results for fiscal 1996 is a gain of $1.0 million related to the sale of an operating facility in October 1995, a non-operating gain of $0.9 million and a credit of $0.4 million related to a settlement with the Company's fidelity bond carrier. Included in the results for fiscal 1997 are a restructuring charge of $0.2 million, a legal settlement of $0.3 million, and $0.8 million in compensation expense related to the probable vesting of restricted common shares granted to the Chief Executive Officer (see Note 10 to the Company's Condensed Consolidated Financial Statements included herein). Exclusive of these non-recurring items, the pretax loss for the nine months ended February 28, 1997 was $2.9 million compared to the pretax loss of $6.6 million for the same period a year ago.

         Included in the nine months ended February 28, 1997 is an extraordinary gain of $2.2 million. This gain is related to the Company's Debenture Exchange Offer which closed on December 30, 1996 (see Note 2 to the Company's Condensed Consolidated Financial Statements included herein). As a result, the Company reported a net loss of $1.7 million or $0.56 loss per share for the nine months ended February 28, 1997 versus a net loss of $1.8 million or $0.67 loss per share for the same period a year ago.

         Operating revenues increased by 17% or $4.2 million for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996.
The increase in operating revenues is primarily attributable to an increase in managed care operations which was offset by a decline in freestanding operations. Direct healthcare expenses increased by 15% or $3.2 million as compared to the same period a year ago. This increase is attributable to a decrease in direct healthcare expenses for hospital operations which was offset by an increase in direct healthcare expenses for managed care operations. General and administrative expenses for the nine months ended February 28, 1997 increased $0.3 million from the nine months ended February 29, 1996. General and administrative expenses for the nine months ended February 29, 1996 include $0.5 million related to the Company's fiscal 1995 Federal tax refund. General and administrative expenses for the nine months ended February 28, 1997 includes an increase in managed care operations offset by decreases in contract operations and corporate general and administrative expenses (which included $0.1 million for fees paid related to the Company's fiscal 1996 Federal tax refund). Also included in general and administrative expenses for fiscal 1997 is $0.8 million in compensation expense related to the probable vesting of restricted common shares granted to the Chief Executive Officer (see Note 10 to the Company's Condensed Consolidated Financial Statements included herein). Exclusive of these charges, general and administrative expenses decreased $0.1 million for the nine months ended February 28, 1997 as compared to the same period a year ago. The provision for doubtful accounts declined $0.7 million or 80% for the nine months ended February 28, 1997 as compared to the same period a year ago and is attributable to the decline in hospital operations. Depreciation expense decreased $0.5 million or 47% as compared to the same period a year ago, which is primarily due to the closure and or sale of freestanding hospitals. In addition, interest expense decreased by $0.4 million or 36% for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996.

Managed Care Operations

         The number of covered lives increased to 1,531,215 or by 69% as of February 28, 1997 compared to 907,578 for the same period a year ago. Covered lives for contracts existing at February 29, 1996 increased by 297,000 lives or 33%. In addition, new contracts implemented after February 29, 1996 contributed an additional 370,000 lives representing 59% of the growth in covered lives through February 28, 1997. The majority of growth in covered lives is predominately related to new contracts implemented in Florida, Puerto Rico and Texas. During fiscal 1997, managed care operations added approximately 236,000 lives under Administrative Service Organization ("ASO") contracts. Under an ASO contract, the Company provides overall care management services; however, the Company is not at risk. The Company has commenced the review of its current "carve-out" contracts and may amend or revise the terms of such contracts, or cancel any unprofitable contracts, to ensure the ability to obtain and perform risk-based capitation contracts at profitable levels.

         Operating revenues increased by $8.3 million to $19.5 million for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996. Direct healthcare expenses also increased for the nine months ended February 28, 1997 by $7.8 million compared to the same period a year ago. In addition, general and administrative expenses increased by $0.8 million for the nine months ended February 28, 1997. Included in general and administrative expenses for the nine months ended February 28, 1997 is $0.6 million in non-recurring legal expenses. As a result, the net operating loss for managed care operations for the nine months ended February 28, 1997 was $1.2 million, an increase of $0.7 million from the same nine month period for fiscal 1996.

Behavioral Medicine Contracts

         CCI operating revenues decreased by $0.4 million for the nine months ended February 28, 1997 or 10% from the same period of fiscal 1996 and direct healthcare expenses decreased $0.9 million or 23% for the same period. General and administrative expenses decreased $0.4 million to $0.5 million, compared to the same fiscal period a year ago. In addition, a restructuring charge of $0.2 million was recorded in the nine months ended February 28, 1997. The net result of these items was a net operating loss of $0.7 million compared to the loss for the same period a year ago of $1.9 million, an improvement of 61%. Patient days of service for behavioral medicine contracts for the nine months ended February 28, 1997 declined by approximately 50% from 12,903 patient days to 6,451 patient days for the same period a year ago. The decline in patient days is a result of the planned closure of 13 behavioral health contracts during fiscal 1997 (see Note 9 to the Company's Condensed Consolidated Financial Statements included herein).

         Units which were operational for both the nine months ended February 28, 1997 and February 29, 1996, experienced a 15% decrease in utilization to 4,420 patient days. Average net revenue per patient day at these units increased by 26% from the previous period resulting in an increase in overall net inpatient operating revenues of 8% to $0.8 million. Net outpatient revenues for programs operational for both periods at these units increased 15% from approximately $236,000 for the nine months ended February 29, 1996 to approximately $271,000 for the nine months ended February 28, 1997. Although utilization decreased overall, net revenue increased due to changes in payor mix.

         The following table sets forth utilization data on a "same store" basis:

                                                      Same Store Utilization
                                                   ----------------------------
                                                    Nine Months    Nine Months
                                                        Ended         Ended
                                                   Feb. 28, 1997  Feb. 29, 1996
                                                   -------------  -------------
Admissions . . . . . . . . . . . . . . . . . . . .     1,038          993
Average length of stay . . . . . . . . . . . . . .         4            5
Patient days . . . . . . . . . . . . . . . . . . .     4,420        5,170
Average occupancy rate . . . . . . . . . . . . . .        26%          34%

         For units operational for both periods, direct healthcare expenses decreased slightly and, when combined with the 10% increase in operating revenues, resulted in operating income at the unit level increasing by 94% or $0.1 million for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996. This increase is due predominately to an increase in the utilization for the partial hospitalization program.

Freestanding Operations

         The Company currently operates one freestanding hospital in Aurora, Colorado. This facility offers both inpatient, partial/day treatment and outpatient services. For the same period in fiscal 1996, the Company also operated a freestanding facility in Cincinnati, Ohio. This facility closed operations in August, 1996 due to poor performance and continued operating losses. Two other freestanding hospitals were closed during the second and third quarters of fiscal 1996. Therefore, the overall results of freestanding operations declined predominately due to the closure of these three facilities.

         Operating revenues decreased by $3.8 million or 46% for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996. In addition to the closure of a freestanding facility during the first quarter of fiscal 1997, the Company sold one non- operating facility. Direct healthcare expenses declined 51% or $4.4 million in the nine months ended February 28, 1997. The provision for doubtful accounts declined by $0.7 million. The decrease in operating revenues combined with the decline in expenses resulted in a net operating loss from hospital operations for the nine months ended February 28, 1997 of $0.5 million, and improvement of 76% or $1.7 million from the nine months ended February 29, 1996. Admissions for the nine months ended February 28, 1997 decreased to 914 from 1,301 for the same period of fiscal 1996 as a result of the closure of several facilities. The following table sets forth quarterly utilization data for the remaining freestanding facility ("continuing operations"):

                                                    Nine Months    Nine Months
                                                        Ended         Ended
                                                   Feb. 28, 1997  Feb. 29, 1996
                                                   -------------  -------------
Admissions . . . . . . . . . . . . . . . . . . . .      914             537
Average length of stay . . . . . . . . . . . . . .        5               5
Patient days . . . . . . . . . . . . . . . . . . .    4,577           2,742

         Net revenue per patient day for continuing operations decreased to $965 for the nine months ended February 28, 1997 from $1,542 for the nine months ended February 29, 1996. Admissions for continuing operations increased for the period from 537 in the nine months ended February 29, 1996 to 914 for the nine months ended February 28, 1997. The increase in admissions combined with no change in length of stay, and an increase in outpatient revenues, resulted in an increase in net operating revenues for the nine months ended February 28, 1997 of $0.2 million as compared to the same period for fiscal 1996. Direct healthcare expenses at the Company's freestanding facility increased $0.5 million as a result of the 67% increase in patient days to 4,577, and bad debt expense decreased $0.2 million for the nine months ended February 28, 1997 compared to the same period for fiscal 1996. Therefore, net operating income decreased $84,000 for the nine months ended February 28, 1997 compared to the nine months ended February 29, 1996.

         The following table illustrates revenues in partial/day treatment and outpatient programs offered by continuing operations:

                                                      Net Outpatient/Daycare Revenues
                                                      -------------------------------
                                                       Nine Months       Nine Months
                                                          Ended             Ended
                                                      Feb. 28, 1997     Feb. 29, 1996
                                                      -------------     -------------
                                                          (Dollars in thousands)
Facilities offering . . . . . . . . . . . . . . . . .         1              1
Net outpatient/daycare revenues . . . . . . . . . . .    $3,594         $2,944
% of total "same store" net operating revenues  . . .        78%            75%

        The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shift to outpatient programs continue to impact utilization. The Company continues to focus its efforts toward providing effective, lower cost outpatient, partial hospitalization and daycare programs, the establishment of relationships and contracts with managed care and other organizations which pay for or broker such services.

THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 1996

         The Company reported a loss before extraordinary item and taxes of $1.1 million for the third quarter of fiscal 1997, which was comparable to the pretax loss reported for the third quarter of fiscal 1996. Included in revenues for the third quarter of fiscal 1996 is a gain of $1.0 million related to the sale of an operating facility in October 1995. Included in general and administrative expenses for the third quarter of fiscal 1997 is a charge of $0.8 million in compensation expenses related to the probable vesting of restricted common shares granted to the Chief Executive Officer (see Note 10 to the Company's Condensed Consolidated Financial Statements included herein). Included in the results for the third quarter of fiscal 1996 is a non-operating gain of $0.9 million. Exclusive of these items, the Company's loss before extraordinary item and taxes for the third quarter of fiscal 1997 was $0.3 million as compared to a pretax loss of $2.1 million for the third quarter of fiscal 1996.

         Included in the results for the third quarter of fiscal 1997 is an extraordinary gain of $2.2 million. This gain is related to the Debenture Exchange Offer which closed on December 30, 1996 (see Note 2 to the Company's Condensed Consolidated Financial Statements included herein). As a result, the Company reported net income of $1.1 million or $0.34 earnings per share for the quarter ended February 28, 1997 versus a net loss of $1.2 million or $0.44 loss per share for the quarter ended February 29, 1996.

         Operating revenues for the third quarter of fiscal 1997 increased by $1.9 million or 24% from the third quarter of fiscal 1996. The third quarter of fiscal 1997 reflects an increase in managed care operating revenues of $3.2 million or 77% as compared to the third quarter of fiscal 1996. This increase in managed care operating revenues was offset by the decline in operating revenues from freestanding facilities due to the closure of a freestanding facility during the first quarter of fiscal 1997, and the closure of two behavioral health contracts during the second quarter of fiscal 1997.

         Direct healthcare expenses increased by approximately $1.4 million or 21% from the third quarter of fiscal 1996 compared to the third quarter of fiscal 1997. The increase in direct healthcare expenses is primarily attributable to an increase in direct healthcare expenses related to managed care operations which was partially offset by a decline in direct healthcare expenses for freestanding operations. General and administrative expenses increased by approximately $0.2 million from the third quarter of fiscal 1996 primarily as a result of an increase in corporate overhead expenses. The third quarter of fiscal 1997 includes $0.8 million in compensation expense related to the probable vesting of restricted common shares granted to the Chief
Executive Officer (see Note 10 to the Company's Condensed Consolidated Financial Statements included herein). Exclusive of this charge, general and administrative expenses for the quarter ended February 28, 1997, decreased by $0.6 million from the third quarter of fiscal 1996. The provision for doubtful accounts decreased by $0.3 million during the third quarter of fiscal 1997 compared to the same period for fiscal 1996 as a result of the significant decline in freestanding operations and the recovery of bad debt related to behavioral medicine contracts.

Managed Care Operations

         The following table reflects covered lives by major product provided:

                                 February 28,     November 30,   February 29,
                                    1997             1996           1996
                                 ------------     ------------   ------------
Carve-out (capitated)  . . . . .  1,232,068        1,184,324       815,230
Blended products . . . . . . . .      4,632            4,585         4,230
EAP services . . . . . . . . . .     66,998           66,343        81,677
ASO services . . . . . . . . . .    227,517           75,903         6,411
                                  ---------        ---------       -------
    Total covered lives  . . . .  1,531,215        1,331,155       907,548
                                  =========        =========       =======

         At February 28, 1997, the number of covered lives increased to 1,531,215 from 907,578 a year ago or by 68%. This increase is primarily attributable to new contracts added during the period in South Florida, Puerto Rico and Texas.

         In the third quarter of fiscal 1997, operating revenues increased by $3.2 million compared to the third quarter of fiscal 1996. Direct healthcare expenses also increased by $3.0 million in the third quarter of fiscal 1997 compared to the same period a year ago. In addition, general and administrative expenses increased by $0.1 million in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. Included in the results for the third quarter of fiscal 1997 are $0.4 million in legal fees related to litigation. As a result, the net operating income for managed care operations for the third quarter of fiscal 1997 was approximately $0.1 million which was comparable to the same quarter a year ago.

Behavioral Medicine Contracts

         In the third quarter of fiscal 1997, due primarily to the planned closure of 13 programs during fiscal 1997, Comprehensive Care Integration operating revenues decreased by $0.6 million or by 50% from the third quarter of fiscal 1996, while direct healthcare expenses decreased 66%. In addition, general and administrative expenses decreased $0.3 million or 80% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. The provision for doubtful accounts declined by $0.2 million during the third quarter of fiscal 1997 as compared to the same period a year ago due to the recovery of bad debt written off in a prior period. The decrease in operating revenues during the third quarter of fiscal 1997 combined with the decrease in expenses resulted in a net operating income of approximately $0.1 million, an improvement of $1.0 million as compared to the same period for fiscal 1996.

         During the third quarter of fiscal 1997, CCI closed two contract units. These units were closed due to poor performance or were at the end of the term of their contract. As a result, during the third quarter of fiscal 1997, patient days of service for behavioral medicine contracts declined by approximately 57% from 2,986 patient days to 1,281 patient days as compared to the same period a year ago.

         Units which were operational for both the third quarter of fiscal 1997 and 1996 experienced a 17% decline in utilization to 1,281 patient days. Average net revenue per patient day at these units increased by 68% from the same quarter a year ago resulting in an increase in overall net inpatient operating revenues of 39% to $0.3 million. Net outpatient revenues for programs operational for both quarters at these units increased 31% from approximately $0.3 million in the third quarter of fiscal 1996 to approximately $0.4 million in the third quarter of fiscal 1997. The increase in net outpatient revenues is predominately a result of an increase in utilization of partial hospitalization programs.

         The following table sets forth quarterly utilization data on a "same store" basis:

                                                      Same Store Utilization
                                                     -------------------------
                                                     Fiscal 1997   Fiscal 1996
                                                     3rd Quarter   3rd Quarter
                                                     -----------   -----------
Admissions . . . . . . . . . . . . . . . . . . . . .     334           310
Average length of stay . . . . . . . . . . . . . . .       4             5
Patient days . . . . . . . . . . . . . . . . . . . .   1,281         1,547
Average occupancy rate . . . . . . . . . . . . . . .      26%           32%

         For units which were operational for the third quarters of fiscal 1997 and 1996, direct healthcare expenses decreased 12%, which was offset by a 31% increase in operating revenues. This resulted in an increase in operating income of $0.1 million.

Freestanding Operations

         Operating revenues for freestanding operations decreased by $0.7 million or by 36% during the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. In addition, direct healthcare expenses declined 38% or $0.8 million in the third quarter of fiscal 1997 and general and administrative expenses declined by $0.1 million. The decrease in operating revenues when combined with the significant decrease in direct healthcare expenses, resulted in an improvement in hospital operations net operating loss for the third quarter of fiscal 1997 of $0.8 million to $0.2 million as compared to the loss of $1.0 million reported for the same quarter a year ago.

         Admissions in the third quarter of fiscal 1997 decreased to 301 from 375 in the third quarter of fiscal 1996, an overall decline of 20%. This decline is primarily due to the closure of an operating freestanding facility during the first quarter of fiscal 1997.

         The following table sets forth selected quarterly utilization data for continuing operations:

                                                       Fiscal 1997   Fiscal 1996
                                                       3rd Quarter   3rd Quarter
                                                       -----------   -----------
Admissions . . . . . . . . . . . . . . . . . . . . .         301           251
Average length of stay . . . . . . . . . . . . . . .           5             5
Patient days . . . . . . . . . . . . . . . . . . . .       1,470         1,231


        Net revenue per patient day for continuing operations decreased to $782 for the third quarter of fiscal 1997 from $1,239 for the third quarter of fiscal 1996. Admissions increased for the quarter from 251 in the third quarter of fiscal 1996 to 301 in the third quarter of fiscal 1997. Patient days increased from 1,231 in the third quarter of fiscal 1996 to 1,470 in the third quarter of fiscal 1997. The increase in admissions combined with an increase in patient days was offset by an increase in Medicare contractual allowances resulting in a decrease in net operating revenues for the third quarter of fiscal 1997 of $0.4 million.

        The following table illustrates revenues in outpatient and day care programs (including partial hospitalization programs) offered by continuing operations:

                                                Net Outpatient/Daycare Revenues
                                                -------------------------------
                                                  Fiscal 1997     Fiscal 1996
                                                  3rd Quarter     3rd Quarter
                                                --------------   --------------
                                                      (Dollars in thousands)
Facilities offering . . . . . . . . . . . . . .        1                 1
Net outpatient/daycare revenues . . . . . . . .     $778            $1,164
% of total "same store" net operating
    revenues. . . . . . . . . . . . . . . . . .       60%               76%

        Direct healthcare expenses at the Company's freestanding facility decreased $0.1 million and bad debt expense decreased $0.1 million in the third quarter of fiscal 1997 from the third quarter of fiscal 1996. As a result, net operating income decreased $0.2 million in the third quarter of fiscal 1997 from the same period a year ago.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended February 28, 1997, the Company provided $1.8 million from its operating activities, provided $0.1 million from its investing activities and utilized $2.6 million in its financing activities.
The Company reported net income of $1.1 million for the quarter ended February 28, 1997, versus a net loss of $1.2 million for the quarter ended February 29, 1996. As a result, the Company has an accumulated deficit of $52.4 million and total stockholders' deficit of $2.5 million as of February 28, 1997. Additionally, the Company's current assets at February 28, 1997 amounted to approximately $10.1 million and current liabilities were approximately $24.8 million, resulting in a working capital deficiency of approximately $14.8 million and a negative current ratio of 1:2.5. Included in current liabilities is $12.1 million of unbenefitted tax refunds received (see Note 6--"Income Taxes"). Exclusive of this amount, the Company's working capital deficiency is $2.6 million resulting in a negative current ratio of 1:1.3. The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to dispose of certain of its freestanding facilities.

         Included in operating activities for the first nine months of fiscal 1997 is an increase in notes and other receivables of $0.7 million and unbenefitted tax refunds received of $5.1 million. The increase in other receivables and unbenefitted tax refunds received is related to the Company's 1996 Federal income tax refund (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein). Also included in operating activities for the first nine months of fiscal 1997 is an increase in accounts payable and accrued liabilities of $1.1 million. This represents an increase of accounts payable and accrued expenses of $2.8 which was offset by a decrease in accrued interest and expenses of $1.7 million, paid as a result of the Debenture Exchange Offer (see Note 2 to the Condensed Consolidated Financial Statements included herein). Included in the increase in accounts payable and accrued expenses is $0.8 million related to compensation expense for the probable vesting of restricted common shares granted to the Chief Executive Officer (see
Note 10 to the Company's Condensed Consolidated Financial Statements included herein). Also included in operating activities is the gain on the Debenture Exchange of $2.2 million.

         Included in the Company's investing activities for the first nine months of fiscal 1997 are the proceeds from the sale of property and equipment of $0.4 million which was partially offset by the additions to property and equipment of $0.3 million. These proceeds are related to the sale of the Company's freestanding facility in Costa Mesa, California in August 1996.

         Included in the cash flows from financing activities for the nine months of fiscal 1997 is repayment of debt in the amount of $5.4 million of which $0.7 million is primarily related to debt secured by the Company's freestanding facility which was sold in August 1996 and $4.7 million is related to the Debenture Exchange Offer. Also included in financing activities are the proceeds from the issuance of the Company's Common Stock of $2.8 million. These issuances are related to the exercise of employee stock options in the amount of $0.9 million and issuance of Common Stock in connection with the Debenture Exchange Offer of $1.9 million (see Note 2 to the Condensed Consolidated Financial Statements included herein). The cumulative effect of the above resulted in an ending cash position for the Company on February 28, 1997 of $3.8 million, a decrease of $0.7 million from May 31, 1996.

         During fiscal 1997, the Company acquired HMS. In conjunction with this acquisition, the Company acquired assets and assumed liabilities. For a supplemental schedule of the noncash investing and financing activities related to this acquisition, see Note 8 to the Company's Condensed Consolidated Financial Statements included herein.

         Current assets as of February 28, 1997 increased by $0.1 million as compared to May 31, 1996. This immaterial increase is predominately related to an increase in other receivables which was partially offset by a decrease in cash and cash equivalents. Non-current property and equipment held for sale declined by $2.2 million and non-current notes receivable increased by $1.7 million. These changes are related to the sale of the Company's non-operating facility in Costa Mesa, California, which occurred in the first quarter of fiscal 1997. The increase in other assets as of February 28, 1997 is related to the goodwill recorded in conjunction with the acquisition of HMS and other receivables of $1.7 million related to the Company's 1996 Federal tax refund.

         Current liabilities as of February 28, 1997 decreased $5.3 million as compared to May 31, 1996. This decrease is primarily a result of an increase in accounts payable and accrued liabilities of $1.6 million and unbenefitted tax refunds received of $5.1 million which was offset by the decreases in long-term debt due to the Debenture Exchange Offer which provided for curing of the default and exchange of $6.8 million of Debentures (see Note 2 to the Condensed Consolidated Financial Statements included herein). In October 1996, the Company received a refund of $5.4 million related to its 1996 Federal tax return (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein). In addition, during the third quarter, the Company exchanged its $2.0 million Secured Convertible Note into Preferred Stock, and exchanged a minority interest in one of its subsidiaries into 100,000 shares of Common Stock (see Note 4 to the Company's Condensed Consolidated Financial Statements included herein).

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

         During the third quarter of fiscal 1997, the Company completed its Debenture Exchange Offer. In addition to recognizing a gain on the Exchange of $2.2 million, the Exchange resulted in a reduction of debt of $6.8 million with the remaining $2.7 million in Debentures due in 2010. The Debenture Exchange will also result in a reduction of interest expense for future periods. During the third quarter of fiscal 1997, the Company also exchanged its $2.0 million Secured Convertible Note into Series A Non-Voting 4% Cumulative Convertible Preferred Stock. This exchange further reduces the Company's future debt obligations. The Company also exchanged a minority interest in one of its subsidiaries into 100,000 shares of its Common Stock (see Note 4 to the Company's Condensed Consolidated Financial Statements included herein). As a result of the above transactions, current liabilities were reduced by $13.5 million, non-current liabilities were increased by $1.6 million, and stockholders' equity was improved by $5.3 million. These transactions also reduced the Company's future cash obligations with the significant reduction in debt and interest expense.

        Based upon current levels of operation and cash on hand of $3.8 million and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital to meet obligations as they become due; however, the occurrence of business or economic conditions beyond the control of the Company or the loss of existing contracts from which cash from operations is internally generated or the inability to conclude pending contract proposals may adversely affect the adequacy of such working capital. Such anticipated cash resources to fund additional operating needs include:

        o The Company has received a firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15% fully secured Company notes due no earlier than April 1998 if offered by the Company.

        o The Company filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. The Company received the full refund claim for fiscal 1995 in October 1995. In September 1996, the Company filed its fiscal 1996 Federal tax return and also filed a Form 1139.
             The Company received a refund in the amount of $5.4 million during the third quarter of fiscal 1997. The Company has also filed amended Federal tax returns for prior years to claim refunds for an additional $7.7 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. The Company is currently under audit by the IRS regarding its 1995 and 1996 Federal tax returns and the amended returns for prior years. Accordingly, no assurances can be made as to the Company's entitlement to such refunds or the timing of the receipt thereof (see Note 6 to the Company's Condensed Consolidated Financial Statements included herein).

        o Included in property and equipment held for sale is one hospital facility currently under contract to be sold. The sale of this facility closed during the fourth quarter of fiscal 1997. The proceeds from the sale were $1.2 million.

        o Included in assets held for sale (non-current) are two hospital facilities designated as property and equipment held for sale with a total carrying value of $4.7 million. The Company expects to sell these facilities during the next six months.

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

RISK FACTORS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

        This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed under "Item 2--Management's Discussions and Analysis of Financial Conditions."

HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; FAILURE TO MEET NEW YORK STOCK EXCHANGE LISTING CRITERIA

        As of February 28, 1997, the Company had a stockholders' deficiency of $2.5 million, a working capital deficiency of approximately $14.8 million and a negative current ratio of 1:2.5. The net loss from operations for the nine months ended February 28, 1997 was $3.5 million.

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

TAXES

        The Company has received tax refunds of approximately $9.4 million and $5.4 million from the carry back of specified losses for fiscal 1995 and 1996, respectively, as defined in Section 172(f) of the Internal Revenue Code. Receipt of the 1995 and 1996 tax refunds does not imply IRS approval. The proceeds to the Company of the 1995 refund were reduced by a $2.5 million offset for the Company's outstanding payroll tax obligation to the Internal Revenue Service ("IRS"), including interest, pursuant to a settlement agreement relating to tax years 1983 through 1991. Also, $1.9 million and $1.1 million contingency fees were paid to Deloitte & Touche, LLP from the refund proceeds for fiscal 1995 and 1996, respectively. Section 172(f) is an area of the tax law without significant precedent. There may be substantial opposition by the IRS to all or a substantial portion of such claims, and no assurances can be made as to the ability to retain tax refunds based on such deductions.
Although the Company is currently being audited by the IRS, neither the Company nor the IRS will be precluded in any resultant tax audit from raising these and additional issues.

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

SHARES ELIGIBLE FOR FUTURE SALE

        The Company has issued or committed to issue approximately 150,000 shares available for future issuances related to business transactions; debt convertible or exchangeable into approximately 344,000 shares; and options or other rights to purchase approximately 1,133,000 shares; and contemplates issuing additional amounts of debt, equity or convertible securities in private transactions in furtherance of fulfilling its future capital needs (see "Need for Future Funding: Uncertainty of Future Funding"). Issuance of additional equity, and such shares becoming free of restrictions on resale pursuant to Rule 144 or upon registration thereof pursuant to registration rights granted on almost all of these shares, and additional sales of equity, could adversely affect the trading prices of the Common Stock.

PRICE VOLATILITY IN PUBLIC MARKET

        The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Trading prices of securities of companies in the healthcare and managed care sectors have experienced significant volatility. The Company has determined, based upon inquiry made to the NYSE, that a "short position" has existed with respect to the Company's Common Stock. This "short position" has varied from time to time and the Company has been advised that the net of "short position" as of March 31, 1997 was approximately 797,000 shares. The Company cannot predict the effect, if any, that such "short position" may have on either the market or prices for the Company's Common Stock.

ANTI-TAKEOVER PROVISIONS

        The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders, which could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. There is currently issued and outstanding 41,260 shares of Preferred Stock designated as Series A Non-Voting 4% Cumulative Convertible Preferred Stock (see "Description of Securities"). The Company's Restated Certificate of Incorporation also provides for a classified board of directors, with directors divided into three classes serving staggered terms. In addition, the Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. In addition, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition each share of the Company's Common Stock includes one right on the terms, and subject to the conditions, of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

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

PART II. -- OTHER INFORMATION

ITEM 1. -- LEGAL PROCEEDINGS

        On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194 CAS). The Company sought damages for the lost benefit of certain stockholder appreciation rights in an amount in excess of $3.6 million and punitive damages. On March 8, 1995, the jury returned its verdict awarding the Company $2,681,250 in damages, plus interest and the costs of the action against RehabCare for securities fraud and for breach of contract. RehabCare posted a bond in the amount of $3.0 million and filed a motion for new trial or in the alternative, for judgment as a matter of law, which the court denied in its entirety on August 4, 1995. On September 1, 1995, RehabCare filed a notice of appeal with the District Court indicating its intent to appeal the matter to the United States Court of Appeals. On October 22, 1996, the U.S. Court of Appeals for the Eighth Circuit reversed the judgment in favor of the Company and against RehabCare entered by the District Court following the jury's verdict in favor of the Company. On November 5, 1996, the Company filed a Petition for Rehearing with the Eighth Circuit. Any effect from the outcome of this lawsuit will not have a material adverse impact on the Company's results of operations.

        The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of HMS (see Note 4 to the Company's Condensed Consolidated Financial Statements included herein). The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division, against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. Discovery has been initiated by all parties and the Company believes it has good and meritorious defenses and that HMS has meritorious claims in its arbitration.
In November 1996, Emerald moved the court for summary judgment. The hearing on such motion has been adjourned and the Company's response is pending. The Company believes that it has claims arising from this transaction against the accountants and legal counsel of HMS as well as HMS's lending bank. On October 1, 1996, the Company filed a claim of malpractice against the legal counsel of HMS. These claims are presently being investigated and have not as yet been quantified. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

OTHER LITIGATION

        In October 1994, the NYSE notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to Common Stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards and has so indicated in approving the Company's most recent Listing Application on December 30, 1996. Management believes, though no assurance may be given, that the recent completion of the Company's Debenture Exchange Offer will enable the Company to seek additional equity and thereby satisfy the Committee of the Company's progress. No assurance may be given that additional equity may be obtained on terms favorable to the Company.

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

ITEM 3. -- DEFAULTS UPON SENIOR SECURITIES

        See the discussion contained in Note 2 to the Company's Condensed Consolidated Financial Statements included herein for a discussion of the Company's default in the payment of interest on its 7 1/2% Convertible Subordinated Debentures, the acceleration thereof, and the affirmative consents of Debentureholders which waived such default and acceleration.

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

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The results of the Company's Annual Shareholders' Meeting were reported in the Company's Report on Form 8-K dated December 10, 1996.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        10.72 Employment Agreement effective January 1, 1997, between the Company and Stuart J. Ghertner, Ph.D. (filed herewith).

        10.73 Letter Agreement dated April 4, 1997 between the Company and Chriss W. Street (filed herewith).

        27      Financial Data Schedules (filed herewith).

   (b)  Reports on Form 8-K

        1) The Company filed a current report on Form 8-K dated December 10, 1996, to report under Item 5, the results of its Annual Meeting of Stockholders which included the election of a Class II Director.

        2) The Company filed a current report on Form 8-K dated December 23, 1996, to report under Item 5 that the Company had elected to extend the expiration date of its Debenture Exchange Offer from 2:00 p.m. (Central Time) on December 23, 1996 to 2:00 p.m. (Central Time) on December 30, 1996.

        3) The Company filed an amended report to Form 8-K dated December 30, 1996 to report under Item 5 the completion of the Debenture Exchange Offer on December 30, 1996 at 2:00 p.m. (Central) and the final results of such exchange offer and consent solicitation.

        4) The Company filed a current report on Form 8-K dated January 30, 1997, under Item 5, to report the exchange of the Company's $2.0 million Secured Convertible Note into newly designated Series A Non-Voting 4% Cumulative Convertible Preferred Stock.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COMPREHENSIVE CARE CORPORATION





April 10, 1997                         By  /s/ CHRISS W. STREET
                                           -------------------------------------
                                           Chriss W. Street
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)





April 10, 1997                         By  /s/ KERRI RUPPERT
                                           ------------------------------------
                                           Kerri Ruppert
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)
                                           (Principal Accounting Officer)