Form 10-K405
period 1997-05-31
COMPREHENSIVE CARE CORP
filed 1997-08-29
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 1997 or

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange on
          Title of each class                          which registered
  --------------------------------------         -----------------------------
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

        The aggregate market value of voting stock held by non-affiliates of the Registrant at August 25, 1997, was $37,997,219 based on the closing sale price of the Common Stock on August 25, 1997 as reported on the New York Stock Exchange composite tape.

        At August 25, 1997, the Registrant had 3,432,847 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates by reference from the Registrant's definitive proxy statement for the Registrant's 1997 annual meeting of stockholders presently scheduled to be held on November 17, 1997, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended May 31, 1997.

                                     PART I

ITEM 1.   BUSINESS.

        Comprehensive Care Corporation(R) ("CompCare" or the "Company")(1), is a Delaware corporation organized in 1969. Prior to its fiscal year 1993, the Company principally engaged in the ownership, operation and management of freestanding psychiatric and substance abuse facilities, and the management of in-hospital psychiatric and substance abuse programs located in unaffiliated hospitals. Commencing in fiscal 1993, the Company transitioned itself and redirected its business focus through its wholly-owned subsidiary, Comprehensive Behavioral Care(sm), Inc. ("Comprehensive Behavioral"). Comprehensive Behavioral, as part of managed care operations, provides the delivery of a continuum of psychiatric and substance abuse services on behalf of health maintenance and preferred provider organizations, and other healthcare providers. Unless the context otherwise requires, all references to the "Company" include CompCare, Comprehensive Behavioral and subsidiary corporations.

        The services provided by managed care operations are effected through management services agreements, administrative service agreements, fee-for-service agreements or capitation contracts through which the primary payor of healthcare services pays a fixed per member per month fee for covered psychiatric and substance abuse services made available to covered members regardless of actual member utilization. Current services include risk based contract capitation of behavioral health services for specific populations, and a broad spectrum of inpatient and outpatient mental health and substance abuse therapy and counseling. Programs are provided at the freestanding facility operated by the Company, and at independent general hospitals under contracts with the Company. A wholly-owned subsidiary, Comprehensive Care Integration(SM), Inc. ("CCI"), formerly known as CareUnit(R), Inc., develops, markets and manages the Company's contract programs. For the fiscal year ended May 31, 1997, psychiatric and chemical dependency treatment programs (freestanding operations and contract operations) accounted for approximately 27 percent of the Company's operating revenues. Managed care operations accounted for approximately 72 percent of the Company's operating revenues for the fiscal year ended May 31, 1997. The remaining revenues for the respective periods were derived from other activities.

         Freestanding facilities are designated either as psychiatric or chemical dependency based on the license of the facility and the predominant treatment provided. The Company believes that the increasing role of health maintenance organizations, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to cause a decline in utilization of freestanding facilities. As a result of the foregoing, the Company has implemented cost reduction measures, including the closure of selected Company facilities. During the second quarter of fiscal 1996, the Company sold the operations of one facility, representing 83 beds and closed one facility representing 70 beds. During fiscal 1997, the Company closed one facility representing 128 beds and sold two other facilities. The Company owns and continues to operate one freestanding facility representing 38 available beds. See "Business - Freestanding Operations".

        The Company experienced a net loss in fiscal 1997 and prior years, had a working capital deficiency of $12.4 million and a deficit in stockholders' equity of $2.6 million as of May 31, 1997. The Company is refocusing its activities through the closure and/or sale of its freestanding facilities and expansion of managed care activities. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" for a discussion of these matters as well as other risk factors that the Company faces.

--------
(1)  CompCare is a registered service mark of the Company.

        The following table sets forth for each of the years in the five-year period ended May 31, 1997, the operating revenues of the Company's managed care operations, freestanding operations, contract operations and other activities.

                                                                YEAR ENDED MAY 31,
                                                    ---------------------------------------
                                                    1997    1996     1995     1994     1993
                                                    ----    ----     ----     ----     ----
    Managed care operations(1)..................     72%      49%      19%      10%       2%
    Freestanding operations.....................     17       33       62       70       81
    Contract management operations(2)...........     10       17       18       16       12
    Other activities(3).........................      1        1        1        4        5
                                                    ---     ----     ----     ----     ----
                                                    100%     100%     100%     100%     100%
                                                    ===     ====     ====     ====     ====

----------

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

                             MANAGED CARE OPERATIONS

        The Company provides managed behavioral healthcare and substance abuse services for employers, Health Maintenance Organizations ("HMOs"), Preferred Provider Organizations ("PPOs"), government organizations, third-party claim administrators and commercial and other group purchasers of healthcare. The Company currently provides services to contracted members in 21 states and Puerto Rico, and provides behavioral medicine managed care services to Medicaid recipients through subcontracts with HMOs focused on Medicaid and Medicare beneficiary populations. The programs and services currently offered by managed care operations include fully integrated capitated behavioral healthcare services, employee assistance programs ("EAP"), case management/utilization review services, provider sponsored health plan development, preferred provider network development and management, physician advisor reviews and overall care management services. The Company manages its clinical service programs on proven treatment technologies and trains its providers to use science-based efficacious treatment.

        Managed care operations accounted for approximately 72 percent of the Company's operating revenues in fiscal 1997 versus 49 percent in fiscal 1996. The Company believes that managed care operations, in concert with a network of providers, will be instrumental in assisting the Company in developing an integrated service model to provide high quality, cost effective care.

        In May 1995, the Company entered into an agreement with Physicians Corporation of America ("PCA") providing for PCA to invest $1.0 million into Comprehensive Behavioral for an equity position equal to 13 1/2 percent of Comprehensive Behavioral voting power on a fully diluted basis, represented by shares of Series A Preferred Stock, which is also exchangeable at the option of PCA for 100,000 shares of the Company's Common Stock. In the third quarter of fiscal 1997, PCA exercised its option to exchange its equity position in Comprehensive Behavioral into 100,000 shares of the Company's Common Stock (see
Note 3 to the Company's Consolidated Financial Statements included herein).

SOURCES OF REVENUE

        The Company provides managed behavioral health and substance abuse services to the members under contract. Generally, the Company receives a negotiated per member per month amount, or a capitation, to provide these services. The Company is responsible for the development of service networks, including physicians, therapists and hospitalization services. In two of the Company's contracts, a per member per month amount is withheld from the monthly capitation amount to guarantee certain performance measures. Noncompliance by the Company with respect to the performance guarantees could result in the forfeiture, in whole or in part, of such withholds.

        The Company has a contract which requires the Company to maintain an equity to premium ratio of 1:7 and has certain performance guarantees. A per member per month withhold is deducted from the Company's monthly capitation amount into a Performance Guarantee Reserve Fund ("PGRF") to ensure the Company maintains such performance guarantees. The PGRF is reconciled quarterly and if the performance guarantees are met, the withhold amounts are disbursed to the Company. A per member per month amount is withheld from the Company's monthly capitation amount and cash contributions by the Company have been deposited into an Equity Reserve Account ("ERA") to maintain the required equity to premium ratio. In addition, in the event the Company does not meet the claims payment obligations under the terms of the contract, funds in the ERA may be utilized to guarantee such payment obligations.

        Contracts are generally entered into for a period of one to three years and automatically renew for successive one-year periods unless either party gives notice of termination.

        The Company contracts with a variety of providers on a capitated basis. The Company attempts to control its risk by entering into contractual relationships with healthcare providers, including hospitals, physician groups and other managed care organizations, on sub-capitated, discounted fee-for-service or per case bases. The Company's contracts typically exclude capitation risk for chronic care patients. During fiscal 1997, the Company provided services under capitated arrangements for commercial, Medicare and Medicaid patients in South Florida, commercial and Medicaid patients in Puerto Rico, Medicaid patients in Texas, and commercial patients in Indiana, Michigan and New Jersey. The Company added approximately 220,000 capitated lives under Administrative Services Organization ("ASO") contracts. Under an ASO contract, the Company provides overall care management services; however, the Company is not at risk for provider claims. The Company performs periodic reviews of its current contracts with payors and may amend or revise the terms of unprofitable contracts. The Company terminated one unprofitable contract during fiscal 1997.

DEVELOPMENT, COMPETITION, AND PROMOTION

        Approximately 40 managed behavioral healthcare companies provide service for 130 million people in the United States and the Commonwealth of Puerto Rico. Additionally, there are numerous local and regional group practices, community mental health centers and behavioral healthcare hospitals that manage behavioral healthcare on behalf of HMOs, PPOs and local governments. Approximately 30 percent of the potential private marketplace still operates through indemnity coverage (approximately 60 million lives) and another third are covered through PPO products. The last several years have seen an increased migration to fully capitated HMO products in most markets. This is the Company's primary niche. Approximately 19 percent of all mental healthcare expenditures nationally are funded through Medicaid. Currently 18 states have received Health Care Finance Administration ("HCFA") 1915B approval for statewide privatization of mental health Medicaid expenditures, seven states have submitted HCFA applications for waivers. Additionally, approximately nine million people covered through Champus are being moved to managed care products in the next few years. As a consequence of these changes in the marketplace, the potential dollars expended for managed behavioral services in the market are expected to grow significantly. As of May 31, 1997, the Company managed approximately 688,000 people covered through Medicaid in Florida, Texas and Puerto Rico and has partnered with PCA and other HMOs to attract additional business in other states. The Company anticipates that governmental agencies will continue to implement a significant number of managed care Medicaid products and programs through HMOs and that many of these HMOs will subcontract for behavioral healthcare services with managed care behavioral health companies such as the Company. In addition, the Company manages approximately 60,000 people covered through Medicare in Florida.

        Managed behavioral care is an extremely competitive business and three companies currently dominate the market and include: Merit Behavioral Care (approximately 15 million lives), Value Behavioral Health (approximately 24 million lives) and Magellan/Green Spring (approximately 34 million lives). Contracts are competitively bid and are awarded based upon price, customer service, capacity to satisfy the standards of the National Committee of Quality Assurance ("NCQA") and capacity to deliver the product, including financial viability of the bidder. The Company has developed a reputation as a price efficient company with high ratings by customers and members. As a subcontractor to four NCQA accredited HMOs, Comprehensive Behavioral has completed the NCQA evaluation process on repeated occasions and has met its stringent criteria.

        The Company is subject to multiple state and federal regulations, as well as changes in Medicaid and Medicare reimbursement. At this point in time the Company is unable to predict what effect, if any, the changes in legislation for Medicaid and Medicare may have on its business.

        The Company has certificates of authority in 24 states or provinces. The Company intends to become qualified to provide managed behavioral healthcare in all 50 states and the Commonwealth of Puerto Rico.

                               CONTRACT OPERATIONS

        Comprehensive Care Integration operates contract programs for behavioral medicine services in dedicated units of independent hospitals. The programs offered are similar to the behavioral medicine services offered in the Company's freestanding facilities.

        Under a contract with the Company, the hospital furnishes patients with all hospital facilities and services necessary for their generalized medical care, including nursing, dietary and housekeeping. The Company is obligated to provide a multi-disciplinary team consisting of a physician (who serves as medical director for the program), a program manager, a social worker, a therapist and other appropriate supporting personnel. The Company also typically provides support in the areas of program implementation and management, staff recruiting, continuing education, treatment team training, community education, advertising, public relations, insurance and ongoing program quality assurance. As a result of reimbursement changes and competitive pressures, the contractual obligations of the Company have been subject to intense evaluation. In general, some prospective client hospitals have expressed a desire for more control over the services provided by the Company and, in response, the Company is providing a more flexible approach to contract management. Responding to market demands, the Company has implemented, in the majority of its contracts, a variety of levels of care, offering a wide range of treatment options including detoxification, inpatient, residential, day-treatment or partial hospitalization and outpatient services. As a result, inpatient occupancy rates have declined as patients are moved to a less acute level of care.

        During fiscal 1997, the Company experienced a decline in the number of contracts and a decline in available beds. Although one new contract was opened, the Company experienced a decline in inpatient census during fiscal 1997. The Company believes that the decline in the number of inpatient beds is a result of the continued influence of managed care and reduction in available reimbursement from third parties, which have had the effect of making the Company's contracts less profitable to hospitals. During fiscal 1997, CCI terminated 11 contracts and three were terminated by the contracting hospital. As a result, CCI manages three adult CareUnit programs (chemical dependency treatment) and one CarePsychCenter (psychiatric treatment) as of May 31, 1997. The Company, through CareInstitute(R), a related non-profit entity, also managed five contracts for the State of Idaho since fiscal 1993. These programs provided behavioral medicine services in a residential and outpatient setting.

SOURCES OF REVENUES

        Patients are admitted to a behavioral medicine program under the contracting hospital's standard admission policies and procedures. The hospital submits to the patient, the patient's insurance company, or other responsible party a bill that covers the services of the hospital. Generally, the Company receives a negotiated fee for each patient day of service provided and in many cases also receives a fixed monthly management fee or a percentage of net revenue. Fees paid by the hospital are subject to annual adjustments to reflect changes in the Consumer Price Index. The Company and the hospital share the risk of nonpayment by patients based on a predetermined percentage participation by the Company in bad debts. The Company may also participate with a contracting hospital in charity care and certain contractual allowances and discounts. Hospitals contracting for programs experience the same reimbursement pressures as the Company's freestanding facilities.

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

DEVELOPMENT, COMPETITION AND PROMOTION

        The Company directs its development activities toward increasing the number of management contracts with hospitals. The primary competitors of CCI are hospitals and hospital management companies that offer programs similar to those offered by CCI.

                             FREESTANDING OPERATIONS

        The Company currently owns and operates one facility representing 38 available beds. During the first quarter of fiscal 1997, the Company closed the 128-bed Tri-State Behavioral Health Center in Cincinnati, Ohio and sold the 70-bed Starting Point(R), Orange County which was closed in fiscal 1996. During the fourth quarter of fiscal 1997, the Company sold the 100-bed CareUnit of Jacksonville Beach. The sale and/or closure of these facilities was part of the Company's plan of operations and restructuring.

FREESTANDING FACILITY PROGRAMS

       The services offered at a freestanding facility are determined by the licensure of the facility, the needs of the patient community and reimbursement considerations including working relationships with managed care companies. A program within the facility represents a separately staffed unit dedicated to the treatment of patients whose primary diagnosis suggests that their treatment needs will best be met within the unit. Patients whose diagnoses suggests the need for supplemental services are accommodated as dictated by the individual treatment plan developed for each patient.

       Psychiatric. Psychiatric programs are offered at the Company's freestanding facility. Admission to the programs offered by the Company is typically voluntary although the facility provides emergency psychiatric services and accepts involuntary patients who are suffering an acute episodic psychiatric incident.

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

       Chemical Dependency. Chemical dependency programs are delivered under the names CareUnit, Starting Point, and Aurora Behavioral Health Hospital and include programs for adults and adolescents. The Company's freestanding facility offers comprehensive treatment programs based on therapy and education. The medically-based programs utilize a team approach to treatment, with a supervising physician, psychologists, counselors, therapists and specially trained nurses. This multi-disciplinary team approach means that the medical, emotional, psychological, social and physical needs of the patient are all addressed in treatment.

       The facility offers levels of care that can form a continuum, including detoxification, inpatient, residential, day treatment and outpatient programs, which meet the evolving needs of patients and their families. Based on an initial assessment, each patient is placed into the level of care that is most appropriate for his or her needs. Following assessment, each patient admitted into treatment receives a full medical and social history as well as a physical examination that includes those diagnostic studies ordered by the patient's attending physician. Throughout the course of treatment, each plan is reviewed frequently to ensure that it continues to meet the changing needs of the patient. The length of time spent in treatment is dependent on an individual's needs and can range from several weeks to several months.

SOURCES OF REVENUES

       During fiscal 1997, approximately 11 percent of the Company's operating revenues from freestanding operations were received from private sources (private health insurers, managed care companies and directly from patients) and the balance from Medicare, Medicaid and other governmental programs.

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

       The Company's remaining facility currently participates in the Medicare program, and is currently excluded from PPS (TEFRA limits are applicable to this facility). Medicare utilization at this facility averaged approximately 25 percent for inpatient and 87 percent for outpatient in fiscal 1997. The Company does not believe that the imposition of TEFRA limits or PPS has had a material adverse impact on its business at its freestanding facility or that loss of exclusion from PPS would materially impact the Company's business. During fiscal 1997, the Company's facility reflected an increase in Medicare utilization primarily due to its partial hospitalization programs.

       Hospitals participating in the Medicare program are required to retain the services of a peer review organization ("PRO"). The PRO is responsible for determining the medical necessity, appropriateness and quality of care given Medicare program patients. In instances where the medical necessity of an admission or procedure is challenged by the PRO, payment may be delayed, reduced or denied in its entirety. Amounts denied because of medical review may not be charged to the service recipient, and are absorbed by the hospital. In non-emergency admissions (which encompass most of the Company's admissions) review is performed prior to the patient's arrival at the hospital. In the event that the patient does not meet the PRO criteria for admission, the patient may be admitted for outpatient treatment, referred to an alternative treatment provider or sent home. The Company believes that the existence of PROs has reduced inpatient admissions in its facility serving Medicare patients.

       The Medicaid program is a combined federal and state program providing coverage for low income persons. The specific services offered and reimbursement methods vary from state to state. Approximately 19 percent of the Company's freestanding facility revenues are derived from the Medicaid program. Accordingly, changes in Medicaid program reimbursement are not expected to have a material adverse impact on the Company's business.

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

       Most patients are directed to a specific facility by their employer (or its agent), the employer's insurance company (i.e. managed care companies), a physician, a social services agency or another healthcare provider. The Company markets its services by contracting with these referral sources. The primary competitive factors in attracting referral sources and patients are reputation, success record, cost and quality of care, location and scope of services offered at a facility. The Company believes it is competitive in factors necessary for patient attraction. The Company and its competitors also compete to attract qualified physicians and psychiatrists and other licensed mental health providers.

       In addition to the decrease caused by the sale and/or closure of hospitals, the Company believes that the increasing role of HMOs, reduced benefits from employers and indemnity companies, a greater number of competitive beds and a shifting to outpatient programs are responsible for this decline in patient days. In response to these factors the Company accelerated the development of effective, lower cost outpatient programs in conjunction with its freestanding facilities. The Company also shifted its marketing activities toward developing relationships and contracts with managed care and other organizations which pay for or broker such services.

                             GOVERNMENTAL REGULATION

       The development and operations of healthcare facilities are subject to compliance with various federal, state and local laws and regulations. The Company's freestanding facility, as well as hospitals under contract with CCI, must comply with the licensing requirements of federal, state and local agencies, with state-mandated rate control initiatives, with state certificate of need and similar laws regulating various aspects of the operation of health facilities (including construction of facilities and initiation of new services), and with the requirements of municipal building codes, health codes and local fire departments. State licensing of facilities is a prerequisite to participation in the Medicare and Medicaid programs. Legislative, regulatory and policy changes by governmental agencies (including reduction of budgets for payments under the Medicare, Medicaid and other state and federal governmental healthcare reimbursement programs) may impact the Company's ability to generate revenue and the utilization of its healthcare services.

       The freestanding facility operated by the Company is certified as a provider for Medicare services. Both the Medicare and Medicaid programs contain specific physical plant, safety, patient care and other requirements that must be satisfied by healthcare facilities in order to qualify under those programs. The Company believes that the facilities it owns, leases or manages are in substantial compliance with the various Medicare and Medicaid regulatory requirements applicable to them. The requirements for certification under these governmental reimbursement programs are subject to change, and in order to remain qualified for the program, it may be necessary for the Company to effect changes from time to time in its facility, equipment, personnel and services.

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

       Various federal and state laws regulate the relationship between providers of healthcare services and physicians. These laws include the "fraud and abuse" provisions of the Social Security Act, under which civil and criminal penalties can be imposed upon persons who pay or receive remuneration in return for inducement of referrals of patients who are eligible for reimbursement under the Medicare or Medicaid programs. Civil penalties range from monetary fines that may be levied on a per-violation basis to temporary or permanent exclusion from the Medicare and/or Medicaid programs.

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

       Numerous exceptions are allowed under the OBRA 1993 of Stark II for financial arrangements that would otherwise trigger the referral prohibition. These provide, under certain conditions, exceptions for relationships involving rental of office space and equipment, employment relationships, personal service arrangements, payments unrelated to designated services, physician recruitment, group practice arrangements with hospitals, and certain isolated transactions. A key element of the exceptions relating to transactions between providers and physicians is that the transaction be at fair market value (not taking into account, of course, the value to the providers of any referrals from the physician). Other technical requirements must also be met, such as the agreement being in writing and having a minimum term of one year. HHS may adopt regulations in the future which expand upon the conditions attached to qualification for these exceptions. Currently Stark II is being actively reconsidered by the House Ways and Means Subcommittee on Health for major amendments to the statute. A "Physician Self-Referral Improvement Act" has been proposed by Congressman Stark. Certain of the Company's relationships with physicians in its contract operations, as well as the Company's development of relationships with physicians, may require continued evaluation as to the availability of an applicable exception or modification, if necessary, to be in compliance with the law and its exceptions, including any future regulations. During fiscal 1997 and 1996, the Company's freestanding facility in Texas provided certain documents pertaining to contracts and related payments to several physicians and institutions under subpoena to the Texas Grand Jury. Management believes that the Company has been, and will be, in material compliance; however, the Company is unable to predict at this time what effect, if any, Stark II, and any future regulations implementing its provisions, will have upon its business.

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

                                  ACCREDITATION

       To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, the National Committee for Quality Assurance ("NCQA") has developed in conjunction with the managed care industry, healthcare purchasers, state regulators and consumers, an extensive review and development process. The Standards for Accreditation of Managed Care Organizations used by NCQA reviewers to evaluate a managed care organization address the following areas: quality improvement, utilization management, credentialing, members' rights and responsibilities, preventative care services guidelines, continuity of care, and medical records. These standards validate that a managed care organization is founded on principles of quality and is continuously improving the clinical care and services provided. NCQA also utilizes Health Plan Data and Information Set ("HEDIS"), which is a core set of performance measurements developed to respond to complex but simply defined employer needs as standards for patient and customer satisfaction. Comprehensive Behavioral meets the standards for NCQA accreditation and has adopted HEDIS performance and reporting standards. During fiscal 1998, Comprehensive Behavioral Care will be applying for accreditation as a managed behavioral healthcare organization ("MBHO)" and measured against the newly published MBHO NCQA standards.

       The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") is an independent commission that conducts voluntary accreditation programs with the goal of improving the quality of care provided in healthcare facilities. Generally, hospitals including dedicated units, long-term care facilities and certain other healthcare facilities may apply for JCAHO accreditation. If a hospital under contract with CCI requests a JCAHO survey of its entire facility, the contract program, if a psychiatric or chemical dependency program, will be separately surveyed. After conducting on-site surveys, JCAHO awards accreditation for up to three years to facilities found to be in substantial compliance with JCAHO standards. Accredited facilities are periodically resurveyed. Loss of JCAHO accreditation could adversely affect the hospital's reputation and its ability to obtain third-party reimbursement. The Company's freestanding facility is accredited and the hospitals under contract with CCI have received or have applied for such accreditation.

                          ADMINISTRATION AND EMPLOYEES

       The Company's executive and administrative offices are located in Corona del Mar, California, where management maintains operations, business development, legal and accounting functions, and governmental and statistical reporting. The Company is in the process of relocating certain functions to Tampa, Florida due to the significance of the business and managed care operations, and the completion of the de-emphasis of facilities and emphasis of managed care. Principal functions to be transitioned are administration, operations, legal and accounting, and management information services. In connection with the anticipated relocation of certain core functions, the Company is actively recruiting potential candidates to assume the position of Chief Financial Officer as that position is to be newly configured and will be Tampa-based. It is intended that, at least for the foreseeable future, Mr. Chriss W. Street, the Chief Executive Officer of both the Company and its principal subsidiary, will assume the additional position of Chief Operating Officer of each of these companies. As of August 1997, 1996 and 1995, the following persons were assigned to the Company's various operations.

                                                                   1997       1996     1995
                                                                   ----       ----     ----
    Managed care operations................................         178        114       74
    Freestanding facilities................................          79        163      243
    Contract operations....................................          28        141      105
    Corporate and administrative offices...................          18         20       24
    Other operations.......................................         ---          1        2
                                                                   ----       ----     ----
                                                                    303        439      448
                                                                   ====       ====     ====

        Many of the physicians and psychiatrists who are the medical directors of the Company's contract units, the psychologists serving on treatment teams and the physicians utilizing the facilities operated by the Company were not previously employed by the Company and were treated as independent contractors. As part of the Company's settlement with the Internal Revenue Service regarding qualification as an independent contractor pursuant to IRS definitions, each of these individuals must comply with certain criteria in order to remain classified as an independent contractor. The Company has not encountered any work stoppages due to labor disputes with its employees.

ITEM 2.   PROPERTIES.

        The following table sets forth certain information regarding the properties owned or leased by the Company at May 31, 1997:

                                               OWNED OR         LEASE      MONTHLY
         NAME AND LOCATION                      LEASED       EXPIRES(1)     RENTAL
         -----------------                      ------       ----------     ------
PSYCHIATRIC/CHEMICAL DEPENDENCY
   FREESTANDING TREATMENT FACILITIES
    CareUnit Hospital(2)...............         Owned            ---           ---
         Fort Worth, Texas
    CareUnit Hospital(3)...............         Owned            ---           ---
       Cincinnati, Ohio
    Aurora Behavioral Health Hospital
       Aurora, Colorado................         Owned            ---           ---
       Aurora, Colorado................        Leased           1997         2,385
OTHER OPERATING FACILITIES
    Comprehensive Behavioral Care, Inc.
       Tampa, Florida(4)...............        Leased           2000        26,597
       Grand Prairie, Texas(4).........        Leased           1997         7,230
    Healthcare Management Services, Inc.
       Bloomfield Hills, Michigan(4)...        Leased           1999         4,500
    Comprehensive Care Integration, Inc.
       San Ramon, California(5)........        Leased           1998         1,926
       Seattle, Washington(6)..........        Leased           1997         2,766
       Pico Rivera, California(7)......        Leased           1998         2,100
       Boise, Idaho(4).................        Leased           1997         2,085
    CompCare Publishers(8).............        Leased           1997         7,991
       Minneapolis, Minnesota
ADMINISTRATIVE FACILITIES
    Corporate Headquarters
       Corona del Mar, California(4)...        Leased           2006        13,780

----------

(1) Assumes all options to renew will be exercised.

(2) Closed January 1995. The Company intends to sell this property.

(3) Closed on August 31, 1996 and sold June 4, 1997.

(4) All leases, other than those relating to the Company's administrative facilities, are triple net leases under which the Company bears all costs of operations, including insurance, taxes and utilities. The Company is responsible for specified increases in taxes, assessments and operating costs relating to its administrative facilities.

(5) Closed on August 31, 1996. The Company has sublet this property.

(6) Operations closed February 1996. Lease terminated on May 31, 1997.

(7) Assumed in conjunction with purchase from Alternative Psychiatric Centers. The Company intends to sublease this property.

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

        The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of HMS (see Note 3 to the Company's Consolidated Financial Statements included herein). The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division, (Case No. 1:96 CV 1759), against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. The Company filed counterclaims against Emerald for deceptive trade practices, defamation, tortious interference with business relationships and unfair competition. A confidential settlement has been reached between Emerald and the Company. The Company believes that it has claims arising from this transaction against the accountants and legal counsel of HMS as well as HMS's lending bank. On October 1, 1996, the Company filed a claim of malpractice against the legal counsel of HMS. These claims are presently being investigated and have not as yet been quantified. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

        On September 6, 1996, the Company instituted an arbitration against the Sellers of HMS with the American Arbitration Association in Orange County, California seeking, among other things, reimbursement from the Sellers for damages which the Company sustained by reason of the inaccuracies of the representations and warranties made by the Sellers and for the indemnification from each of the Sellers as provided for under the terms of the Stock Purchase Agreement. One seller has settled his case with the Company. The remaining seller has not interposed an answer to the arbitration, and the arbitration is therefore in its formative stages. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

                        EXECUTIVE OFFICERS OF THE COMPANY

        CHRISS W. STREET, age 47. Mr. Street has been employed by the Company since May 1994. Mr. Street was named interim Chief Executive Officer on May 4, 1994 and in June 1994, he was appointed Chief Executive Officer of the Company. Mr. Street was elected as Chairman of the Board of Directors in November 1993. Mr. Street served as a director for StreamLogic Corp., formerly known as Micropolis Corporation from March 1995 to May 1997, where he also served as Chairman of the compensation committee. In addition, in August 1995, Mr. Street was elected as a director of Nu-Tech Bio Med, Inc. where he also serves on the stock option and compensation committees. In January 1996, he joined the Orange County Retirement Board. In June 1996, he joined the Board of Directors of Fruehauf Corporation and was named President in April 1997. In June 1997, Mr. Street was named a director of Drug Use is Life Abuse. Mr. Street is founder and sole stockholder of Chriss

Street & Company, a firm specializing in investment banking, financial advisory services, securities trading and factoring. Mr. Street commenced operations of Chriss Street & Company in February 1992.

       KERRI RUPPERT, age 38. Ms. Ruppert has been employed by the Company since 1988. In October 1992, she was appointed Vice President and Chief Accounting Officer, and in January 1993, she was elected Secretary of the Company and Treasurer in November 1994. In November 1995, Ms. Ruppert was appointed Senior Vice President and in July 1996, was appointed Chief Financial Officer. She was Vice President and Controller from April 1990 to 1992 and Assistant Corporate Controller from 1988 to 1990. Prior to her employment with the Company, she served in a variety of financial management positions with Maxicare Health Plans, Inc., a publicly-owned company, from 1983 to 1988. Ms. Ruppert will continue to serve in her present position for an indefinite interim period and does not intend to relocate in connection with the proposed restructuring (see
Note 19 to the Company's Consolidated Financial Statements included herein).

       STUART GHERTNER, Ph.D., age 54. Dr. Ghertner has been a consultant for the Company in various capacities since August 1994. Prior to his appointment as interim Chief Operating Officer in August 1996 and Chief Operating Officer and President of Comprehensive Behavioral on January 1, 1997, Dr. Ghertner was a principal in Behavioral Health Strategies, a privately-owned behavioral healthcare consulting company. He held this position commencing January 1994. From 1991 to 1994, Dr. Ghertner was Chairman, President and Chief Executive Officer of Behavioral Healthcare Options, Inc., a subsidiary of a publicly-owned company. Dr. Ghertner has tendered his resignation effective September 12, 1997.

       The Company is in the process of recruiting potential candidates to assume the position of Chief Financial Officer as that position is to be newly configured. It is intended that, at least for the foreseeable future, Mr. Chriss
W. Street, the Chief Executive Officer of both the Company and its principal subsidiary, will assume the additional position of Chief Operating Officer of each of these companies.

       During the fiscal year ended May 31, 1997 and until his resignation on January 15, 1997, Ronald G. Hersch, Ph.D., served as Vice President, Acquisitions and Development. As previously reported on Form 8-K dated October 15, 1996, Dr. Hersch resigned effective January 15, 1997.

       During the fiscal year ended May 31, 1997 and until his resignation on August 14, 1996, Drew Q. Miller served as Senior Vice President and Chief Operating Officer. As previously reported on Form 8-K dated August 14, 1996, Mr. Miller resigned effective August 14, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

       Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol CMP. The following table sets forth the range of high and low closing sale prices for the Common Stock for the fiscal quarters indicated:

                                                                           PRICE
                                                                    --------------------
      FISCAL YEAR                                                     HIGH         LOW
      -----------                                                   --------     -------
      1996:
            First Quarter........................................    $ 9 1/8     $ 6 1/8
            Second Quarter.......................................      9 5/8       8 1/8
            Third Quarter........................................     10 1/2       8 1/4
            Fourth Quarter.......................................      9 7/8       7 1/2

                                                                            PRICE
                                                                    --------------------
      FISCAL YEAR                                                     HIGH         LOW
      -----------                                                   --------     -------
      1997:
            First Quarter........................................    $  9 3/8    $ 7 1/4
            Second Quarter.......................................      15 1/4      8 1/2
            Third Quarter........................................      17 5/8     11 1/4
            Fourth Quarter.......................................      16 3/4     13 1/2

(b) As of July 31, 1997, the Company had 1,666 stockholders of record of Common Stock.

(c) In October 1994, the NYSE notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to Common Stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards and has so indicated in approving the Company's Additional Listing Application on December 30, 1996. Management believes that the recent completion of the Company's Debenture Exchange Offer and exchange of the Secured Convertible Note will enable the Company to seek additional financing equity and thereby satisfy the Committee of the Company's progress. However, no assurance may be given that the Company will be successful in its efforts to obtain either equity financing through public or private sources, or will be able to do so on terms favorable to the Company.

(d) No cash dividend was declared during any quarter of fiscal 1997, 1996 or 1995, a result of the Company's operating losses and restrictions contained in the Company's 7 1/2% Convertible Subordinated Debentures due 2010. The Company does not expect to resume payment of cash dividends in the foreseeable future. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 6. SELECTED FINANCIAL DATA.

       The following tables summarize selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Reclassification of prior year amounts have been made to conform with the current year's presentation. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," for a discussion of recent results of operations and liquidity.

                                                                                    YEAR ENDED MAY 31,
                                                      --------------------------------------------------------------------------
                                                         1997            1996            1995            1994            1993
                                                      ----------      ----------      ----------      ----------      ----------
                                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Operating revenues ...........................     $   39,504      $   32,488      $   29,282      $   34,277      $   51,847

Costs and expenses:
   Direct healthcare operating expenses .........         35,147          29,208          31,497          31,875          50,924
   General and administrative expenses ..........          7,370           7,632           4,331           5,455           5,754
   Provision for doubtful accounts ..............            539             934           1,423           1,558           6,187
   Depreciation and amortization ................            714           2,099           1,797           1,762           2,946
   Write-down of assets .........................             --              --             741           1,825           3,670
   Restructuring expenses .......................            195              94              --              --           2,097
   Equity in (earnings) loss of
     unconsolidated affiliates ..................             --             191              --              --            (384)
   Other non-recurring expenses .................             --              --              --              --           3,355
                                                      ----------      ----------      ----------      ----------      ----------
                                                          43,965          40,158          39,789          42,475          74,549
                                                      ----------      ----------      ----------      ----------      ----------

   Loss from operations .........................         (4,461)         (7,670)        (10,507)         (8,198)        (22,702)

Other income/(expenses):
   Gain on the sale of RehabCare stock, net .....             --              --              --              --          13,114
   Gain on Sovran settlement, net ...............             --              --              --              --             584
   Gain on sale of assets .......................             47           1,336             836           1,825              --
   Loss on sale of assets .......................            (33)            (82)           (354)             --            (712)
   Non-operating gain (loss) ....................           (390)            860              --              --              --
   Interest income ..............................            259             210              38              50              69
   Interest expense .............................           (732)         (1,374)         (1,366)         (1,228)         (1,759)
                                                      ----------      ----------      ----------      ----------      ----------

Loss before income taxes ........................         (5,310)         (6,720)        (11,353)         (7,551)        (11,406)

Provision (benefit) for income taxes ............           (341)         (2,478)            180             301             194
                                                      ----------      ----------      ----------      ----------      ----------
Net loss before extraordinary gain ..............     $   (4,969)     $   (4,242)     $  (11,533)     $   (7,852)     $  (11,600)
   Extraordinary gain, net of taxes of $0 .......          2,172              --              --              --              --
                                                      ----------      ----------      ----------      ----------      ----------

Net loss ........................................         (2,797)         (4,242)        (11,533)         (7,852)        (11,600)

Dividends on convertible preferred stock ........            (31)             --              --              --              --
                                                      ----------      ----------      ----------      ----------      ----------

Net loss attributable to common stockholders ....     $   (2,828)     $   (4,242)     $  (11,533)     $   (7,852)     $  (11,600)
                                                      ==========      ==========      ==========      ==========      ==========
Loss per common share:

   Net loss before extraordinary gain ...........     $    (1.62)     $    (1.60)     $    (5.11)     $    (3.57)     $    (5.28)
   Extraordinary gain, net of taxes of $0 .......           0.70              --              --              --              --
                                                      ----------      ----------      ----------      ----------      ----------
     Net loss attributable to common stockholders     $    (0.92)     $    (1.60)     $    (5.11)     $    (3.57)     $    (5.28)
                                                      ==========      ==========      ==========      ==========      ==========

Supplemental loss per share:

   Net loss .....................................     $    (0.81)     $    (1.60)     $    (5.11)     $    (3.57)     $    (5.28)
                                                      ==========      ==========      ==========      ==========      ==========

Weighted average common and common
   equivalent shares outstanding ................          3,088           2,654           2,257           2,199           2,196

                                                                                    AS OF MAY 31,
                                                      -------------------------------------------------------------------------
                                                         1997            1996            1995            1994            1993
                                                      ----------      ----------      ----------      ----------     ----------
BALANCE SHEET DATA:                                                             (DOLLARS IN THOUSANDS)
Working capital (deficit) .......................     $  (12,387)     $  (20,171)     $  (15,342)     $      412     $      438
Total assets ....................................         24,746          25,119          26,001          33,226         46,968
Long-term debt ..................................          2,712              24           5,077          10,477         10,652
Long-term debt including current maturities
 and debentures .................................          2,758          12,026          17,900          10,631         12,789
Stockholders' equity (deficit) ..................         (2,570)         (6,798)         (4,933)          5,099         12,951

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Annual Report on Form 10-K includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors -- Important Factors Related to Forward-Looking Statements and Associated Risks."

General

        The following utilization statistics include data from all operations including closures during the periods:

                                                             THREE MONTHS ENDED                          TWELVE MONTHS ENDED
                                           ------------------------------------------------------      ------------------------
                                             MAY 31,     FEBRUARY 28,   NOVEMBER 30,    AUGUST 31,      MAY 31,       MAY 31,
                                              1997           1997           1996           1996          1997           1996
                                           ---------     -----------    -----------     ---------      ---------      ---------
MANAGED CARE OPERATIONS:
    Carve-out (capitated) ............     1,099,360      1,226,555      1,179,728      1,035,510      1,099,360        943,081
    ASO  services ....................       225,518        229,204         76,526         33,770        225,518          6,260
    EAP  services ....................        65,183         66,988         66,162         70,596         65,183         83,493
    Blended products .................         1,384          3,291          4,680          4,601          1,384          4,579
                                           ---------      ---------      ---------      ---------      ---------      ---------
         Total* ......................     1,391,445      1,526,038      1,327,096      1,144,477      1,391,445      1,037,413
                                           =========      =========      =========      =========      =========      =========

FREESTANDING FACILITIES:
    Patient days .....................         1,249          1,470          1,591          1,516          5,826          9,361
    Occupancy rate ...................            37%            43%            47%            29%            38%            19%
    Admissions .......................           285            301            301            312          1,199          1,632
    Average length of stay (days) ....             4              5              5              5              5              6

BEHAVIORAL MEDICINE CONTRACTS:
    Patient days .....................         1,634          1,281          2,256          2,914          8,085         15,875
    Average occupied beds per
       contract ......................             4              3              5              5              6              4
    Admissions .......................           366            334            358            464          1,522          2,304
    Average length of stay (days) ....             4              4              6              6              5              7

TOTAL BEDS AVAILABLE AT END OF PERIOD:
    Freestanding facilities ..........            38             38             38             58             38             58
    Behavioral medicine contracts ....            92             55             55             82             92            105

-----------

*  Includes adjustments for retroactivity.

       In response to continuing changes in the behavioral healthcare industry, the Company has made significant changes in its operations, including the divestiture of many freestanding facilities, so that the Company can focus on its network solutions related to managed care and behavioral medicine contract management operations. During fiscal 1997 and 1996, managed care operations experienced significant growth through internal development and the expansion into new managed behavioral healthcare markets and products. During fiscal 1997, the Company's operating revenues increased by $7.0 million or 22 percent to $39.5 million with managed care operations increasing to 72 percent of the Company's overall operating revenues. In addition, managed care operations experienced a 34 percent growth in covered lives through internal development and the expansion into new behavioral health managed care markets and products.

       As a result of the Company's continued net losses, the Company has had difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. During fiscal 1997, the Company has utilized the proceeds from the sale of assets, income tax refunds and available cash on hand to fund its working capital deficit and its Debenture Exchange Offer.

Global Restructuring

       In early fiscal 1995, Management developed a "global restructuring" plan intended to address the Company's immediate challenges. Management achieved all of the then identified objectives of the plan, including the restructuring of the Company's financial obligations represented by the Company's 7 1/2% Convertible Subordinated

Debentures (the "Debentures") which occurred during the third quarter of fiscal 1997 (see Note 11 to the Company's Consolidated Financial Statements included herein).

       During fiscal 1996, the Company recorded $0.1 million in restructuring charges related to the Company's planned closure and disposition of its freestanding facility in Cincinnati, Ohio which occurred during the first quarter of fiscal 1997. The components of this charge are predominately severance to hospital employees. Closure of this facility was consistent with the Company's global restructuring plans and will eliminate the funding of operating losses and cash flow deficits generated by this facility. During fiscal 1997, the Company closed the administrative offices of Comprehensive Care Integration located in San Ramon, California. Closure of this office and several non-performing contract units was part of the planned restructuring of these operations. The impact of this restructuring was approximately $0.2 million. The following table sets forth the activity to the restructuring reserve during fiscal 1997:

                                                         CHARGES
                                     MAY 31,      ----------------------                     MAY 31,
                                      1996         INCOME       EXPENSE       PAYMENTS        1997
                                    --------      --------      --------      --------      --------
                                                                (AMOUNTS IN THOUSANDS)
Restructuring Reserve:
Severance .....................     $     81      $    (36)     $     86      $    (53)     $     78
Operations/corporate relocation          296            --           145          (221)          220
                                    --------      --------      --------      --------      --------
                                    $    377      $    (36)     $    231      $   (274)     $    298
                                    ========      ========      ========      ========      ========

RESULTS OF OPERATIONS - FISCAL 1997 (COMPARED WITH FISCAL 1996)

        The Company reported year-to-year improvement of $1.4 million or $0.68 per share. The net loss for the Company declined to $2.8 million or $0.92 per share for the fiscal year ending May 31, 1997 versus $4.2 million or $1.60 loss per share for the prior year. The Company's results for fiscal 1997 included:
$0.2 million of restructuring charges, a $0.1 million loss on disposal of the interest in an unconsolidated affiliate, a $0.3 million legal settlement, a $0.8 million charge for performance compensation expenses related to the accelerated vesting of restricted common shares and an extraordinary gain of $2.2 million related to the Company's Debenture Exchange Offer. Non-recurring items included in the results for fiscal 1996 were: a gain of $1.3 million from the sale of assets, litigation settlement proceeds of $0.9 million, a credit of $0.4 million from settlement with the Company's insurance carrier, a $0.2 million loss in the equity of unconsolidated affiliates, $0.1 million of restructuring charges and $0.8 million in write-offs of goodwill. Exclusive of these non-recurring items, the net loss for fiscal 1997 was $3.6 million compared to the net loss of $5.7 million for the prior year. (See the Notes to the Company's Consolidated Financial Statements).

        The net loss for fiscal 1997 attributable to common stockholders further increases the net loss for the dividend on preferred stock of $31,000. During fiscal 1997 the Company exchanged its Secured Convertible Note into Series A Non-Voting 4% Cumulative Convertible Preferred Stock (the "Preferred Stock") (see Note 16 to the Company's Consolidated Financial Statements included herein).

        During fiscal 1997, the Company's operating revenues increased 22 percent versus the prior year primarily due to a 78 percent increase in managed care revenues. As part of the Company's global restructuring plan, revenues from freestanding and contract operations declined by 64 percent as the Company terminated a significant portion of those businesses. Consequently, direct healthcare operating expenses during fiscal 1997 increased by 20 percent or $5.9 million to $35.1 million from the prior year due to the change in the Company's mix of behavioral services to emphasize managed care.

        General and administrative expenses for fiscal 1997, including an $0.8 million of performance compensation expenses primarily related to the accelerated vesting of restricted common shares granted to the Chief Executive Officer and $0.1 million for fees recognized related to the Company's fiscal 1996 Federal tax refund, declined from the prior year by $0.3 million to $7.4 million. Fiscal 1996 general and administrative expenses included $0.5 million in fees recognized related to the Company's fiscal 1995 Federal tax refund (see Note 13 to the Company's Consolidated Financial Statements included herein). Net of these charges, general and administrative expenses for fiscal 1997 decreased by $0.7 million as compared to the prior year.

        Depreciation and amortization for the fiscal 1997 year declined by $1.4 million or 66 percent as compared to fiscal 1996 primarily due to the closure and sale of facilities and the write-off during fiscal 1996 of $0.8 million of goodwill.

        Interest expenses for fiscal 1997 declined by $0.6 million or 47 percent to $0.7 million as compared to $1.4 million for fiscal 1996 primarily due to the decrease in long-term debt as a result of the exchange of the Company's Secured Convertible Note and the exchange of 72 percent of the Company's Debentures effected during fiscal 1997 (see Note 11 to the Company's Consolidated Financial Statements included herein).

        Included in the Company's provision for income taxes is an income tax benefit of $0.3 million related to the carryback of fiscal 1996 losses defined under Section 172(f) (see Note 13 to the Company's Consolidated Financial Statements included herein). The Company is currently under audit by the IRS related to its 1996 and 1995 Federal tax returns and the amended returns for prior years.

        The Company's current assets increased by $1.5 million during fiscal 1997 to $11.5 million from $10.0 million. This increase is primarily due to the reclassification of one freestanding facility under contract to be sold as current assets held for sale. Other receivables as of May 31, 1997 increased by $1.0 million from the prior year. This receivable is related to the Company's 1996 and 1995 Federal tax refunds (see Note 13 to the Company's Consolidated Financial Statement included herein). This increase was offset by a decrease in cash and cash equivalents of $0.4 million and accounts receivable of $0.5 million from the prior year. The decline in accounts receivable is consistent with the closure of one freestanding facility during fiscal 1997 and 14 contract units.

        Non-current property and equipment held for sale decreased by $5.0 million to $1.9 million at May 31, 1997. This decrease is due to the reclassification of one facility to current assets held for sale and the sale of another facility during fiscal 1997 (see Note 3 to the Company's Consolidated Financial Statements included herein).

        The Company's current liabilities decreased during fiscal 1997 by $6.2 million to $23.9 million. This decrease is a result of the Debenture Exchange Offer (see Note 11 to the Company's Consolidated Financial Statements included herein) which resulted in $6.9 million of principal amount of Debentures being tendered for exchange and the remaining $2.7 in principal amount reclassified to long-term debt. The increase in accrued claims payable at May 31, 1997 of $3.6 million was more than offset by the decrease in accounts payable and accrued liabilities of $2.9 million and decrease in current maturities of long-term debt of $2.4 million. The decrease in current maturities of long-term debt is predominately a result of the exchange of the Company's $2.0 million Secured Convertible Note into Preferred Stock. Also affecting current liabilities as of May 31, 1997 is the increase in unbenefitted tax refunds received of $5.1 million. The increase is related to the receipt of the Company's 1996 Federal tax refund in October 1996.

        Long-term debt as of May 31, 1997 increased by $2.7 million from the prior year due to the reclassification related to the Debenture Exchange Offer. In addition, minority interest as of May 31, 1997 decreased by $1.0 million from the prior year. During the third quarter of fiscal 1997, PCA exercised its option to exchange its interest in the Company's subsidiary into 100,000 shares of the Company's Common Stock (see Note 3 to the Company's Consolidated Financial Statements included herein).

        During fiscal 1997 the number of covered lives increased by 34 percent from fiscal 1996. This increase is primarily attributable to new contracts added for managed care operations during fiscal 1997 and growth in existing contracts in South Florida. Of this increase, covered lives for existing contracts including Medicaid expansion in Puerto Rico, experienced a 36 percent increase. The remaining growth, 303,000 lives, relates to new contracts added in South Florida, Texas, New Jersey and Michigan. As a result, fiscal 1997 operating revenue increased $12.4 million or 78 percent from fiscal 1996, which is attributable to new contracts added during the fiscal year and growth in existing contracts. Direct healthcare operating expenses increased by $11.8 million to $25.0 million or by 89 percent in fiscal 1997. This increase is primarily a result of an increase in the costs associated with the expansion, development, and implementation of new contracts in multiple states and Puerto Rico. Direct healthcare operating expenses include charges for claims for services rendered and reported as well as estimates for services rendered and not reported. Claims expense in fiscal 1997 increased $9.3 million or 109 percent from fiscal 1996 predominately as a result of increased covered lives and Medicaid contracts. General and administrative expenses increased to $2.8 million for fiscal 1997 versus $2.1 million for the prior year. In addition, fiscal 1997 includes a legal settlement of $0.3 million.

        During fiscal 1997, patient days of service under CCI contracts declined by approximately 49 percent from 15,875 patient days to 8,085 patient days. CCI opened one new unit and closed 14 units during fiscal 1997. Of the 14 units closed during fiscal 1997, five provided inpatient services. As a result, the decline in patient days is primarily attributable to the units closed during fiscal 1997, a decline in length of stay and increased influence of managed care. During fiscal 1997, operating revenues for contract operations decreased by $1.5 million or 27 percent and direct healthcare expenses decreased by $2.2 million or 40 percent from the prior year. The decrease in operating revenue and direct healthcare expenses in fiscal 1997 is attributable to the closure of non-performing contract units. The results for fiscal 1997 also include a restructuring charge of $0.2 million related to the closure of the administrative offices in San Ramon, California. This office closure is predominately responsible for the decrease of $0.6 million in general and administrative expenses during fiscal 1997. As a result of the above, net operating income for contract operations for fiscal 1997 increased by $1.9 million from the prior year. During fiscal 1997, overall outpatient revenues decreased by 27 percent due to the closure of eight outpatient units during the fiscal year. Of the eight closures, five were partial hospitalization programs that contributed 42 percent of total operating revenue for fiscal 1997. For units operational in both fiscal years, direct healthcare operating expenses decreased 13 percent. This decrease, combined with the increase in operating revenues, resulted in an overall increase in net income of $0.3 million in fiscal 1997 from $0.1 million in fiscal 1996.

        Admissions for freestanding operations in fiscal 1997 declined overall by 433 to 1,199 from 1,632 in fiscal 1996, an overall decline of 27 percent. This decline in admissions was attributable to the closure of one facility in the first quarter of fiscal 1997. The Company's remaining freestanding facility experienced an increase in admissions in fiscal 1997 with no change in average length of stay of five days when compared to the prior fiscal year. Overall operating revenue per patient day decreased by 3 percent to $1,111 in fiscal 1997 from fiscal 1996 and overall patient days declined 38 percent to 5,826, resulting in a decrease of approximately $4.3 million, or 40 percent, in operating revenues. Operating revenues declined by $3.9 million to $6.8 million during fiscal 1997 due to the closure of one facility in the first quarter of fiscal 1997. Direct healthcare operating expenses declined by $4.8 million or 44 percent to $6.1 million in fiscal 1997 from $10.9 million in fiscal 1996. In addition, the provision for doubtful accounts declined by $0.3 million or 49 percent. Depreciation and amortization expenses decreased during fiscal 1997 by $1.4 million compared to fiscal 1996, due to the write-down of goodwill for two freestanding facilities during fiscal 1996 and a decrease in depreciation expense as the Company continues to implement its plan for the disposal and sale of freestanding facilities.

RESULTS OF OPERATIONS - FISCAL 1996 (COMPARED WITH FISCAL 1995)

        The Company incurred a loss of approximately $4.2 million or $1.60 loss per share for the fiscal year ended May 31, 1996, which was an improvement of $7.3 million or $3.51 per share compared to the $11.5 million or $5.11 loss per share in the prior year.

        During fiscal 1996, operating revenues increased $3.2 million or 11 percent from fiscal 1995, primarily as a result of an increase in managed care revenues. The increase in managed care revenues of $10.5 million or 192 percent during fiscal 1996 was partially offset by a decline in freestanding operations revenues of $7.5 million or 41 percent. The decline in revenues from freestanding operations was primarily due to the planned closure and sale of facilities during fiscal 1995 and 1996. In addition, revenues for contract operations increased by 5 percent during fiscal 1996 as compared to the prior year.

        Direct healthcare operating expenses decreased by $2.0 million during fiscal 1996 to $29.5 million as compared to $31.5 million for fiscal 1995. The decrease in direct healthcare operating expenses experienced by freestanding facilities of $8.9 million or 45 percent was offset by an 84 percent or $6.0 million increase in managed care direct healthcare expenses. General and administrative expenses increased by $3.3 million, primarily as a result of an increase in managed care expenses of $2.0 million, and an increase of $1.5 million in corporate overhead expenses.

        In fiscal 1996, the Company recorded $0.2 million for the equity in the loss of unconsolidated joint ventures (see Note 7 to the Company's Consolidated Financial Statements included herein) and $0.1 million in restructuring charges. The restructuring charges during fiscal 1996 related to the planned closure of the Company's freestanding facility in Cincinnati, Ohio. Bad debt expense declined by $0.5 million or 34 percent in fiscal 1996 as compared to the prior year. The decline in bad debt was the result of the significant decline in hospital operations, which was partially offset by an increase in bad debt expense attributable to behavioral medicine contract operations.

        In fiscal 1996, depreciation and amortization expense increased by $0.3 million or 17 percent compared to the prior year. The decline of depreciation expense as the Company continued to implement its plan for the disposal and sale of freestanding facilities was offset during fiscal 1996 by the write-off of $0.8 million in goodwill. The Company determined that its long-lived asset was impaired due to the intended closure of its freestanding facility in Cincinnati, Ohio and the sale of the facility in Costa Mesa, California.

        Included in other income/(expense), was a gain on sale of assets of $1.3 million, of which $0.3 million related to the sale of the Company's freestanding facility in San Diego, California, and $1.0 million related to the sale of operations in Kirkland, Washington. In fiscal 1996 and 1995, the Company reported a loss on the sale of assets of $0.1 million and $0.3 million, respectively. Fiscal 1996 also included the proceeds of $0.9 million related to a legal settlement. Interest income increased during fiscal 1996 by $0.2 million compared to the prior year while interest expense remained constant.

        Included in the Company's provision for income taxes was an income tax benefit of $2.6 million related to the carryback of fiscal 1995 losses defined under Section 172(f) (see Note 13 to the Company's Consolidated Financial Statements included herein").

        During fiscal 1996, the number of covered lives for managed care operations increased by 134 percent from fiscal 1995. This increase is primarily attributable to new contracts added during fiscal 1996 and growth in existing contracts in South Florida. Of this increase, covered lives for existing contracts experienced a 26 percent increase. The remaining growth, 441,000 lives, related to new contracts added in South Florida, Texas, and new contracts for Medicaid in Puerto Rico. As a result, operating revenue for managed care operations increased $10.5 million or 192 percent from fiscal 1995, which was attributable to new contracts added during the fiscal year. Direct healthcare operating expenses increased by $6.0 million to $13.2 million or by 84 percent in fiscal 1996, which was primarily a result of an increase in the costs associated with the expansion, development, and implementation of new contracts in multiple states. General and administrative expenses increased to $2.1 million for fiscal 1996 versus $0.1 million in fiscal 1995. In fiscal 1995, managed care operations reported $0.1 million for general and administrative expenses. Also, fiscal 1995 results included a one-time legal settlement of $0.2 million.

        During fiscal 1996, patient days of service under CCI contracts declined by approximately 45 percent from 29,082 patient days to 15,875 patient days. Although CCI opened seven new units during fiscal 1996, only one provided inpatient services. Of the seven units closed during fiscal 1996, six of the seven provided inpatient services. As a result, the decline in patient days was attributable to the units closed during fiscal 1996, a decline in length of stay and increased influence of managed care. During fiscal 1996, CCI opened seven contracts, of which three were partial hospitalization programs. During fiscal 1996, CCI's operating revenue increased by $0.3 million or 5 percent while direct healthcare operating expenses increased by $1.1 million or 26 percent from the prior year, resulting in a decrease in net operating income of $1.5 million from the prior year. The increase in direct healthcare operating expenses was primarily attributable to the increase in overhead and marketing and the costs associated with the seven units added during fiscal 1996.

        Admissions in freestanding operations in fiscal 1996 declined overall by 1,697 to 1,632 from 3,329 in fiscal 1995, an overall decline of 51 percent. Of this decline, 1,639 fewer admissions were attributable to facilities which were closed or under contract to be sold as of May 31, 1996. The Company sold the operations of one facility and closed another during fiscal 1996 due to poor performance. The remaining facilities ("same store") experienced a decrease in admissions and a 44 percent decline in length of stay to five days, resulting in 45 percent fewer patient days than the prior fiscal year. Overall operating revenue for freestanding operations per patient day increased by 79 percent to $1,148 in fiscal 1996 from fiscal 1995 and overall patient days declined 66 percent to 9,361, resulting in a decrease of approximately $7.5 million, or 41 percent, in operating revenues. Direct healthcare operating expenses declined by $8.9 million or 45 percent to $10.9 million in fiscal 1996 from $19.8 million in fiscal 1995. This decline was primarily attributable to the sale and/or closure of facilities during fiscal 1996. Fiscal 1995 included a one-time legal expense related to the Company's freestanding facility in Aurora, Colorado of $0.2 million. In addition, the provision for bad debts declined by $0.6 million or 50 percent. General and administrative expenses declined by $0.6 million, of which $0.4 million was due to a favorable settlement in the first quarter of fiscal 1996. Included in the fiscal 1996 results was a restructuring charge of $0.1 million related to the Company's planned closure of its freestanding facility in Cincinnati, Ohio. The Company recorded no write-downs during fiscal 1996 and a write-down of $0.7 million in fiscal 1995 due to an impairment of net realizable value. In addition, the Company recorded a gain on the sale of assets during fiscal 1996 and 1995 of $1.3 million and $0.8 million, respectively. Included in the gain on sale of assets for fiscal 1996 was the sale of operations in Kirkland, Washington and the sale of the facility in San Diego, California.

LIQUIDITY AND CAPITAL RESOURCES

        At May 31, 1997, the Company had cash and cash equivalents of $4.0 million. During the fiscal year ended May 31, 1997, the Company provided $1.1 million from its operating activities, including $5.1 million of receipts from income tax refunds; provided $1.1 million from its investing activities; and utilized $2.6 million in its financing activities. The Company reported a net loss of $2.8 million for the fiscal year ended May 31, 1997, versus a net loss of $4.2 million for the fiscal year ended May 31, 1996, an improvement of $1.4 million. As a result, the Company has an accumulated deficit of $53.6 million and total stockholders' deficit of $2.6 million as of May 31, 1997. Additionally, the Company's current assets at May 31, 1997 amounted to approximately $11.5 million and current liabilities were approximately $23.9 million, resulting in a working capital deficiency of approximately $12.4 million and a negative current ratio of 1:2.1. Included in current liabilities is $12.1 million of unbenefitted tax refunds received (see Note 13 to the Company's Consolidated Financial Statements included herein). The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to dispose of certain of its freestanding facilities.

        Included in operating activities for fiscal 1997 is a gain on the Debenture Exchange Offer of $2.2 million (see Note 11 to the Company's Consolidated Financial Statements included herein). The increase in Notes and other receivables of $0.7 million is related to the Company's Federal tax refund received in October 1996. The receipt of the tax refund is reflected as an increase in unbenefitted tax refunds received of $5.1 million. Depreciation and amortization expenses declined by $1.4 million to $0.7 million for fiscal 1997. The decrease is due to the results for fiscal 1996 including a write-down of goodwill of $0.8 million. In addition, depreciation expense continues to decline as the Company completes its plan for the disposal and sale of freestanding facilities. The provision for doubtful accounts declined during fiscal 1997 by $0.4 million to $0.5 million. This decline is also attributable to the disposal and sale of freestanding facilities during fiscal 1997. Current and other assets increased by $1.0 million which was offset by an increase in accounts payable and accrued liabilities of $0.7 million.

        Included in the funds provided from investing activities during fiscal 1997 are the proceeds from the sale of property and equipment of $1.6 million which was partially offset by additions to property and equipment of $0.5 million. In addition, the Company utilized $4.2 million for the repayment of debt primarily related to the Debenture Exchange Offer and received $1.5 million of proceeds from the sale of Common Stock related to employee stock options.

        The cumulative effect of the above resulted in an ending cash position on May 31, 1997 of $4.0 million, a decrease of $0.4 million.

        Included in current and non-current assets are two hospital facilities designated as property and equipment held for sale with a total carrying value of $4.7 million. In previous years, the Company was obligated to support and fund certain poorly performing freestanding facilities that now have been closed, including two such facilities closed in fiscal 1996 and another in fiscal 1997 (see Note 5 to the Company's Consolidated Financial Statements included herein). The Company sold two closed and non-operating facilities during fiscal 1997 and a third facility during the first quarter of fiscal 1998. As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Additionally, during prior years, management implemented its plans for expanding its managed care operations which were funded by the parent. During fiscal 1997, due to the expansion of its business, the managed care subsidiary required little additional funding. Should this continue in future periods, the elimination of such funding requirements would decrease the Company's future cash flow requirements and assist it in attaining a cash flow positive position from operations.

        During fiscal 1997, the Company completed its Debenture Exchange Offer (see Note 11 to the Company's Consolidated Financial Statements included herein). In addition to recognizing a gain on the exchange of $2.2 million, the Exchange resulted in a reduction of debt of $6.8 million with the remaining $2.7 million in Debentures due in 2010. The Debenture Exchange will also result in a reduction of interest expense for future periods. The bondholders also consented to the waiver and elimination of the Debenture sinking fund. Annual sinking fund installments of 5 percent would have been payable commencing in April 1996 and continuing annually through April 2009. The sinking fund requirements were eliminated during fiscal 1997. During the third quarter of fiscal 1997, the Company exchanged its Secured Convertible Note into Preferred Stock and also exchanged a minority interest in one of its subsidiaries into 100,000 shares of its Common Stock (see Note 3 to the Company's Consolidated Financial Statements included herein). As a result of the above transactions, current liabilities were reduced by $11.5 million, non-current liabilities were increased by $1.6 million, and stockholders' deficit was improved by $5.3 million. These transactions also reduced the Company's future cash obligations with the significant reduction in debt, interest expense and future sinking fund requirements.

        Based upon current levels of operation and cash on hand of $4.0 million, cash generated in the amount of $2.9 million from the sale of the Company's freestanding facility on June 4, 1997, and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital to meet obligations as they become due; however, the ultimate resolution of the Company's entitlement to certain IRS refund claims, the occurrence of business or economic conditions beyond the control of the Company or the loss of existing contracts from which cash from operations is internally generated or the inability to conclude pending contract proposals may adversely affect the adequacy of such working capital.

        The Company also has the following potential sources of cash to fund additional operating needs:

        - A firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15 percent fully secured Company notes due no earlier than November 1998 if offered by the Company.

        - Filed amended Federal tax returns: The Company filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. The Company received the full refund claim for fiscal 1995 in October 1995. In September 1996, the Company filed its fiscal 1996 Federal tax return and also filed a Form 1139. The Company received a refund in the amount of $5.4 million during the second quarter of fiscal 1997. The Company has also filed amended Federal tax returns for prior years to claim refunds for an additional $7.7 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. The Company is currently under audit by the IRS regarding its 1996 and 1995 Federal tax returns and the amended returns for prior years. Accordingly, no assurances can be made as to the Company's ultimate entitlement to refunds received or the timing of the receipt of the balance of the refund claims (see Note 13 to the Company's Consolidated Financial Statements included herein).

        - Included in assets held for sale (non-current) is one hospital facility designated as property and equipment held for sale with a total carrying value of $1.9 million. The Company expects to sell this facility during fiscal 1998.

        The Company has announced its intention to relocate certain corporate functions during the second quarter of fiscal 1998 (see Note 19 to the Company's Consolidated Financial Statements included herein). The Company has not completed the estimate of the costs associated with this relocation but expects the costs and funding requirements during fiscal 1998 may be in excess of $0.6 million and $0.4 million, respectively. The Company believes that it will have sufficient working capital to meet the funding requirements related to the relocation.

        Additionally, the Company believes that it would be able to raise additional working capital through either an equity offering or borrowings if it so desired. However, the Company cannot state with any degree of certainty at this time whether additional equity capital or working capital would be available to it, and if available, would be at terms and conditions acceptable to the Company. All of these potential sources of additional cash in fiscal 1998 are subject to variation due to business and economic influences outside the Company's control. There can be no assurance that during fiscal 1998 the Company will complete the transactions required to fund its working capital deficit.

RISK FACTORS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

        This Annual Report on Form 10-K contains or may contain certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) disposing of certain remaining facilities on acceptable terms, (ii) expanding the behavioral medicine managed care operations of the Company's business, (iii) securing and retaining certain refunds from the IRS and recovering monetary damages from adverse parties in pending legal proceedings, (iv) the ability to obtain and perform risk-based capitation contracts at profitable levels, (v) maintaining the listing of the Company's Common Stock on the New York Stock Exchange, Inc., (vi) obtaining additional equity capital to fund losses from operations and to expand the Company's principal behavioral healthcare business, as to which no assurance can be given that such additional equity may be obtained on terms favorable to the Company, (vii) the ability of the Company to successfully relocate certain core functions from California to Florida and to re-establish such functions in Florida, and to successfully recruit executive personnel and support personnel necessary to carry out such functions, including the recruitment of experienced chief financial and chief operating officers, and (viii) the impact and consideration of other business, economic or other considerations discussed below.

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

HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY; FAILURE TO MEET NEW YORK STOCK EXCHANGE LISTING CRITERIA

        As of May 31, 1997, the Company had a stockholders' deficiency of $2.6 million, a working capital deficiency of approximately $12.4 million and a negative current ratio of 1:2.1. The net loss from operations for fiscal 1997 was $4.5 million.

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

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

        The Company's negative cash flow from operations has consumed substantial amounts of cash. The completion of the Debenture Exchange Offer required substantial amounts of cash for the payment of $4.6 million of default interest and/or payment in exchange for surrender of Debentures which resulted in a depletion of the Company's cash resources (see Note 11 to the Company's Consolidated Financial Statements included herein).

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

        The Company has received tax refunds for fiscal 1996 and 1995 in the amounts of $9.4 million and $5.4 million, respectively. Such refunds are based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have an adverse effect on the Company's cash flows. See "Taxes," below.

DISPOSITION OF ASSETS

        The Company has been required to dispose of various properties in order to raise working capital, and no assurance can be made that such dispositions will not have adverse effects on the Company's financial condition or that the Company has additional assets that could be disposed of or utilized as collateral in order to fund its capital requirements.

TAXES

        The Company has received tax refunds of approximately $14.8 million from the carry back of fiscal 1996 and 1995 specified losses defined in Section 172(f). Section 172(f) provides for a 10 year net operating loss carryback for losses attributable to specified liability losses. A specified liability loss is defined, in general, as any amount otherwise allowable as a deduction which is attributable to (i) a product liability or (ii) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. Receipt of the 1996 and 1995 tax refunds does not imply IRS approval. The proceeds to the Company of the 1995 refund were reduced by a $2.5 million offset for the Company's outstanding payroll tax obligation to the Internal Revenue Service ("IRS"), including interest, pursuant to a settlement agreement relating to tax years 1983 through 1991. Also, a $3.0 million contingency fee was paid to Deloitte & Touche, LLP from the refund proceeds. Section 172(f) is an area of the tax law without guiding legal precedent. There may be substantial opposition by the IRS to all or a substantial portion of such claims, and no assurances can be made as to the ability to retain tax refunds based on such deductions. Although the Company is currently being audited by the IRS, neither the Company nor the IRS will be precluded in any resultant tax audit from raising these and additional issues.

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

        The levels of revenues and profitability of healthcare companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare through various means. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement governmental controls on the price of healthcare. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. The Company cannot predict the effect healthcare reforms may have on its business, and no assurance can be given that any such reforms will not have a material adverse effect on the Company.

DEPENDENCE ON KEY PERSONNEL

        The Company depends and will continue to depend upon the services of its senior management and skilled personnel. The Company is presently in the process of relocating certain significant management functions to Tampa, Florida, where Comprehensive Behavioral, the Company's principal subsidiary, is located. In connection with such relocation, the Company is in the process of an executive search for a Chief Financial Officer and Chief Operating Officer who will be based in Tampa, Florida. There is no assurance that the Company will be able to successfully recruit individuals for such senior management positions who have the necessary background and experience in the managed healthcare field, nor is there any assurance, in connection with such pending relocation, that the Company will be able to successfully recruit additional middle management and support personnel who will be necessary to take over such transitioned functions. On an interim basis, the Chief Executive Officer of the Company will additionally assume the functions of Chief Operating Officer, and the Company's current Chief Financial Officer will continue in such capacity for an indeterminate period of time. In the event the Company is not able to successfully recruit such new or additional management personnel, such event could have a material adverse effect upon the Company's business, operations and ultimate financial condition.

SHARES ELIGIBLE FOR FUTURE SALE

        The Company has issued or committed to issue no shares for future issuances related to business transactions, approximately 344,000 shares related to the conversion of debt or private placements, and options or other rights to purchase approximately 1,093,000 shares; and contemplates issuing additional amounts of debt, equity or convertible securities in private transactions in furtherance of fulfilling its future capital needs (see "Need for Additional
Funds: Uncertainty of Future Funding"). Issuance of additional equity, and such shares becoming free of restrictions on resale pursuant to Rule 144 or upon registration thereof pursuant to registration rights granted on almost all of these shares, and additional sales of equity, could adversely affect the trading prices of the Common Stock.

PRICE VOLATILITY IN PUBLIC MARKET

        The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Trading prices of securities of companies in the healthcare and managed care sectors have experienced significant volatility. The Company has determined, based upon inquiry made to the NYSE, that a "short position" has existed with respect to the Company's Common Stock. This "short position" has varied from time to time and the Company has been advised that the net of "short position" as of August 20, 1997 was 109,580 shares. The Company cannot predict the effect, if any, that such "short position" may have on either the market or prices for the Company's Common Stock.

ANTI-TAKEOVER PROVISIONS

        The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders, which could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. There is currently issued and outstanding 41,260 shares of Preferred Stock designated as Series A Non-Voting 4% Cumulative Convertible Preferred Stock (see Note 16 to the Company's Consolidated Financial Statements included herein). The Company's Restated Certificate of Incorporation also provides for a classified board of directors, with directors divided into three classes serving staggered terms. In addition, the Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. In addition, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company's Common Stock includes one right on the terms, and subject to the conditions, of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

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

LIMITATIONS ON THE DEDUCTIBILITY OF COMPENSATION UNDER CERTAIN CIRCUMSTANCES

        Pursuant to the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the Company's five highest paid executive officers would not be deductible by the Company for federal income tax purposes to the extent such officers' overall compensation exceeds $1.0 million per executive officer. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1.0 million base. The Board of Directors has determined that no portion of anticipated compensation payable to any executive officer in 1997 would be non-deductible.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 Index to Consolidated Financial Statements and
                          Financial Statement Schedules

                     Years Ended May 31, 1997, 1996 and 1995

                                                                                        Page
                                                                                       Number
                                                                                       ------
Report of Independent Auditors.........................................................  30
Consolidated Balance Sheets, May 31, 1997 and 1996.....................................  31
Consolidated Statements of Operations, Years Ended May 31, 1997, 1996 and 1995.........  32
Consolidated Statements of Stockholders' Equity (Deficit), Years
  Ended May 31, 1997, 1996 and 1995 ...................................................  33
Consolidated Statements of Cash Flows, Years Ended May 31, 1997, 1996 and 1995.........  34
Notes to Consolidated Financial Statements.............................................  35

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders of
Comprehensive Care Corporation

        We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements for the years ended May 31, 1997 and 1996 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has reported annual net losses for each of the last six fiscal years and has working capital deficiencies of $12.4 million and $20.2 million and deficits in total stockholders' equity of $2.6 million and $6.8 million as of May 31, 1997 and May 31, 1996, respectively. The current year reductions in both the working capital deficiency and the deficit in total stockholders' equity result primarily from the completion of the Debenture Exchange Offer, the exchange of the secured convertible note and the conversion of a minority interest in a subsidiary into the Company's common stock, as further discussed in Notes 12 and 16. The remaining working capital deficiency of $12.4 million at May 31, 1997 relates primarily to $12.1 million of unbenefitted tax refunds received for claims filed under Section 172(f) of the Internal Revenue Code, which are included within the scope of an audit of the Company by the Internal Revenue Service currently in process. The Company has also filed refund claims with the IRS for an additional $7.7 million under Section 172(f) for which no refunds have been received. As there is little precedent in this area of tax law, no assurances can be made as to the Company's ultimate entitlement to the $12.1 million of such unbenefitted tax refund receipts, nor the timing of any settlement of these refund claims with the IRS. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The 1997 and 1996 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ Ernst & Young LLP

Orange County, California
July 30, 1997, except for Note 19 as
to which the date is August 18, 1997

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                         MAY 31,
                                                                                --------------------------
                                                                                    1997           1996
                                                                                ----------      ----------
                                 A S S E T S                                      (DOLLARS IN THOUSANDS)
Current assets:
    Cash and cash equivalents .............................................     $    3,991      $    4,433
    Accounts receivable, less allowance for
       doubtful accounts of $883 and $877 .................................          1,988           2,476
    Other receivables .....................................................          2,486           1,479
    Property and equipment held for sale ..................................          2,797           1,233
    Other current assets ..................................................            259             352
                                                                                ----------      ----------
Total current assets ......................................................         11,521           9,973
                                                                                ----------      ----------

Property and equipment ....................................................         10,138           9,863
Less accumulated depreciation and amortization ............................         (3,820)         (3,590)
                                                                                ----------      ----------
Net property and equipment ................................................          6,318           6,273
                                                                                ----------      ----------

Property and equipment held for sale ......................................          1,910           6,915
Notes receivable ..........................................................          1,941              62
Goodwill, net .............................................................          1,567             696
Other assets ..............................................................          1,489           1,200
                                                                                ----------      ----------
Total assets ..............................................................     $   24,746      $   25,119
                                                                                ==========      ==========

                  LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
    Accounts payable and accrued liabilities ..............................     $    5,152      $    8,031
    Accrued claims payable ................................................          6,256           2,683
    Long-term debt in default (see Note 11) ...............................             --           9,538
    Current maturities of long-term debt ..................................             46           2,464
    Unbenefitted tax refunds received .....................................         12,092           7,018
    Income taxes payable ..................................................            362             410
                                                                                ----------      ----------
Total current liabilities .................................................         23,908          30,144
                                                                                ----------      ----------

Long-term debt, excluding current maturities ..............................          2,712              24
Other liabilities .........................................................            696             749
Minority interest .........................................................             --           1,000
Commitments and contingencies
Stockholders' deficit:
    Preferred stock, $50.00 par value; authorized 60,000 shares; issued and outstanding 41,260 shares of Series A Non-Voting 4% Cumulative
       Convertible Preferred Stock at redemption value.....................          2,094              --
    Common stock, $.01 par value; authorized 12,500,000 shares;
       issued and outstanding 3,427,516 and 2,948,685 shares ..............             34              29
    Additional paid-in capital ............................................         48,888          43,931
    Accumulated deficit ...................................................        (53,586)        (50,758)
                                                                                ----------      ----------
Total stockholders' deficit ...............................................         (2,570)         (6,798)
                                                                                ----------      ----------
Total liabilities and stockholders' deficit ...............................     $   24,746      $   25,119
                                                                                ==========      ==========


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED MAY 31,
                                                     ------------------------------------------
                                                        1997            1996            1995
                                                     ----------      ----------      ----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
    Operating revenues .........................     $   39,504      $   32,488      $   29,282

Costs and expenses:
    Direct healthcare operating expenses .......         35,147          29,208          31,497
    General and administrative expenses ........          7,370           7,632           4,331
    Provision for doubtful accounts ............            539             934           1,423
    Depreciation and amortization ..............            714           2,099           1,797
    Write-down of assets .......................             --              --             741
    Restructuring expenses .....................            195              94              --
    Equity in loss of unconsolidated affiliates              --             191              --
                                                     ----------      ----------      ----------
                                                         43,965          40,158          39,789
                                                     ----------      ----------      ----------

Loss from operations ...........................         (4,461)         (7,670)        (10,507)
                                                     ----------      ----------      ----------

Other income (expenses):
    Gain on sale of assets .....................             47           1,336             836
    Loss on sale of assets .....................            (33)            (82)           (354)
    Non-recurring gain (loss) ..................           (390)            860              --
    Interest income ............................            259             210              38
    Interest expense ...........................           (732)         (1,374)         (1,366)
                                                     ----------      ----------      ----------

Loss before income taxes .......................         (5,310)         (6,720)        (11,353)

Provision (benefit) for income taxes ...........           (341)         (2,478)            180
                                                     ----------      ----------      ----------

Loss before extraordinary gain .................         (4,969)         (4,242)        (11,533)
                                                     ----------      ----------      ----------

Extraordinary gain, net of taxes of $0 .........          2,172              --              --
                                                     ----------      ----------      ----------

Net loss .......................................         (2,797)         (4,242)        (11,533)

Dividends on convertible preferred stock .......            (31)             --              --
                                                     ----------      ----------      ----------

Net loss attributable to common stockholders ...     $   (2,828)     $   (4,242)     $  (11,533)
                                                     ==========      ==========      ==========
Loss per common share:

    Net loss before extraordinary gain .........     $    (1.62)     $    (1.60)     $    (5.11)
    Extraordinary gain, net of taxes of $0 .....           0.70              --              --
                                                     ----------      ----------      ----------
    Net loss attributable to common stockholders     $    (0.92)     $    (1.60)     $    (5.11)
                                                     ==========      ==========      ==========

Supplemental loss per share:

    Net loss ...................................     $    (0.81)     $    (1.60)     $    (5.11)
                                                     ==========      ==========      ==========

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                          TOTAL
                                        PREFERRED STOCK               COMMON STOCK          ADDITIONAL                 STOCKHOLDERS'
                                     ---------------------      -----------------------      PAID-IN      ACCUMULATED     EQUITY
                                      SHARES       AMOUNT        SHARES         AMOUNT       CAPITAL        DEFICIT     (DEFICIT)
                                     -------      --------      --------       --------      --------       --------   ------------
                                                                          (AMOUNTS IN THOUSANDS)
Balance, May 31, 1994 .........           --      $     --         2,199       $     22      $ 40,060       $(34,983)      $  5,099
   Net loss ...................           --            --            --             --            --        (11,533)       (11,533)
   Issuance of shares for the
     purchase of Mental
     Health Programs, Inc. ....           --            --            16             --            --             --             --
   Odd lot shares purchase ....           --            --            --             --            (2)            --             (2)
   Shares issued for
     private placements .......           --            --           250              3         1,500             --          1,503
                                     -------      --------      --------       --------      --------       --------       --------
Balance May 31, 1995 ..........           --      $     --         2,465       $     25      $ 41,558       $(46,516)      $ (4,933)
   Net loss ...................           --            --            --             --            --         (4,242)        (4,242)
   Shares issued for
     note conversion ..........           --            --           133              1           999             --          1,000
   Issuance of shares for the
      purchase of AMH .........           --            --            44             --           331             --            331
   Exercise of stock options ..           --            --            14             --           104             --            104
   Restricted common stock
     granted to CEO ...........           --            --           100              1            --             --              1
   Shares issued for
     private placements .......           --            --           193              2           939             --            941
                                     -------      --------      --------       --------      --------       --------       --------
Balance, May 31, 1996 .........           --      $     --         2,949       $     29      $ 43,931       $(50,758)      $ (6,798)
   Net loss ...................           --            --            --             --            --         (2,797)        (2,797)
   Issuance of shares for the
     purchase of HMS ..........           --            --            16             --           120             --            120
   Shares issued for Debenture
     Exchange Offer ...........           --            --           164              2         1,888             --          1,890
   Shares issued for secured
     note conversion ..........           41         2,063            --             --            --             --          2,063
   Exercise of stock options ..           --            --           210              2         1,521             --          1,523
   Shares issued for conversion
     of subsidiary stock ......           --            --           100              1           999             --          1,000
   Retirement of common
     stock ....................           --            --           (11)            --          (159)            --           (159)
   Dividends on preferred
     stock ....................           --            31            --             --            --            (31)            --
   Vesting of restricted shares           --            --            --             --           588             --            588
                                     -------      --------      --------       --------      --------       --------       --------
Balance, May 31, 1997 .........           41      $  2,094         3,428       $     34      $ 48,888       $(53,586)      $ (2,570)
                                     =======      ========      ========       ========      ========       ========       ========


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  YEAR ENDED MAY 31,
                                                                                      -----------------------------------------
                                                                                         1997            1996            1995
                                                                                      ---------       ---------       ---------
                                                                                                (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
      Net loss .................................................................      $  (2,797)      $  (4,242)      $ (11,533)
Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
      Depreciation and amortization ............................................            714           2,099           1,797
      Provision for doubtful accounts, net of recoveries .......................            539             934           1,423
      Gain on Debenture conversion .............................................         (2,172)             --              --
      Gain on sale of assets ...................................................            (47)         (1,336)           (836)
      Loss on sale of assets ...................................................             33              82             354
      Write-down of properties held for sale ...................................             --              --             741
      Carrying costs incurred on property and equipment held for sale ..........             --            (473)           (420)
      Equity in loss of unconsolidated affiliates ..............................             --             191              --
      Vesting of restricted shares .............................................            588              --              --
      Restructuring expenses ...................................................            195              94              --
      Changes in assets and liabilities net of effect of acquisitions:
          Decrease (increase) in accounts receivable ...........................            (17)             24           1,108
          Decrease (increase) in notes and other receivables ...................           (715)          2,558              --
          Increase in other current assets and other assets ....................           (952)         (2,123)            (84)
          Increase (decrease) in accounts payable and accrued liabilities ......            728             530            (116)
          Increase (decrease) in other liabilities .............................             14          (1,039)            140
      Increase in unbenefitted tax refunds received ............................          5,074           7,018              --
      Increase (decrease) in income taxes payable ..............................            (40)            114            (438)
                                                                                      ---------       ---------       ---------
           Net cash provided by (used in) operating activities .................          1,145           4,431          (7,864)
                                                                                      ---------       ---------       ---------

Cash flows from investing activities:
      Proceeds from sale of property and equipment (operating and
        held for sale) .........................................................          1,557           2,101           3,204
      Additions to property and equipment ......................................           (502)           (814)           (362)
      Purchase of operating entity .............................................             --              --             (50)
                                                                                      ---------       ---------       ---------
           Net cash provided by investing activities ...........................          1,055           1,287           2,792
                                                                                      ---------       ---------       ---------

Cash flows from financing activities:
      Bank and other borrowings ................................................             --           1,000           3,055
      Repayment of debt ........................................................         (4,165)         (6,204)           (725)
      Proceeds from the issuance of common stock ...............................          1,523           2,377           2,503
                                                                                      ---------       ---------       ---------
           Net cash provided by (used in) financing activities .................         (2,642)         (2,827)          4,833
                                                                                      ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents ...........................           (442)          2,891            (239)
Cash and cash equivalents at beginning of year .................................          4,433           1,542           1,781
                                                                                      ---------       ---------       ---------
Cash and cash equivalents at end of year .......................................      $   3,991       $   4,433       $   1,542
                                                                                      =========       =========       =========

Supplemental disclosures of cash flow information (Note 15):

Cash paid during the year for:
      Interest .................................................................      $   1,327       $     482       $     527
                                                                                      =========       =========       =========
      Income taxes..............................................................      $      54       $      48       $     507
                                                                                      =========       =========       =========

                             See accompanying notes.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

NOTE 1--  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements include the accounts of Comprehensive Care Corporation (the "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       The Company's consolidated financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The continuation of the Company's business is dependent upon the resolution of operating and working capital issues (see Note 2-- "Operating Losses and Liquidity").

Description of the Company's Business

       The Company provides managed care behavioral healthcare services including risk-based contract capitation of behavioral health expenses for specific populations and a broad spectrum of inpatient and outpatient mental health and substance abuse therapy and counseling. In addition, the Company is a provider of inpatient and outpatient treatment programs for psychiatric disorders and chemical dependency (including drug and alcohol). Programs are provided at a freestanding facility owned and operated by the Company and at independent general hospitals under contract with the Company.

Revenue Recognition

       The Company's managed care activities are performed under the terms of agreements with HMOs, PPOs and other payors to provide contracted medical services to subscribing participants. Under these agreements, revenue arises from agreements to provide contracted services to qualified beneficiaries and is earned monthly based on the number of qualified participants, regardless of services actually provided (generally referred to as capitation arrangements). The Company has certain capitation arrangements whereby a portion of the monthly capitation amount is deducted as a withhold for certain performance guarantees. Noncompliance by the Company with respect to the performance guarantees could result in the forfeiture, in whole or in part, of such withholds. During fiscal 1997, the Company determined that the performance guarantees had been met and as a result, reflected the withhold amounts as revenue. The Company's revenues from provision of other healthcare services are earned on a fee-for-service basis and are recognized as services are rendered.

       Approximately 45 percent, 60 percent and 52 percent of the Company's operating revenues were received from private sources in fiscal 1997, 1996 and 1995, respectively. The remainder was received from Medicare, Medicaid and other governmental programs. The latter are programs which provide for payments at rates generally less than established billing rates. Payments are subject to audit by intermediaries administering these programs. Revenues from these programs are recorded under reimbursement principles applicable to each of the programs. Although management believes estimated provisions currently recorded properly reflect these revenues, any differences between final settlement and these estimated provisions are reflected in operating revenues in the year finalized. Such differences between estimated and final settlements approximated $235,000, $414,000 and $(8,000) during fiscal 1997, 1996 and 1995, respectively.

Healthcare Expense Recognition

       The Company attempts to control its risk by entering into contractual relationships with healthcare providers, including hospitals, physician groups and other managed care organizations, on sub-capitated, discounted fee-for-service or per case bases. The Company's contracts typically exclude capitation risk for chronic care patients. The cost of healthcare services is expensed either in the period the Company is obligated to provide such services under sub-capitation arrangements or at the time the services are actually provided under case rate and discounted fee for service arrangements. Certain contracted healthcare providers assume the financial risk for participant care rendered by them and are compensated on a sub-capitated basis. Where the Company retains the financial responsibility for authorizations, hospital utilization and the cost of other healthcare services, the Company establishes an accrual for estimated claims payable, including claims reported by providers as of the balance sheet date and estimated (based upon

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

utilization trends and projections of historical developments) costs of healthcare services rendered but not reported by providers. Estimates are continually monitored and reviewed and, as settlements are made or estimates adjusted, differences are reflected in current operations.

Depreciation

       Depreciation and amortization of property, equipment and assets under capital lease are computed on the straight-line method over the estimated useful lives of the related assets or lives of the leases, whichever is less, principally: buildings and improvements -- 5 to 40 years; furniture and equipment -- 3 to 12 years; leasehold improvements -- life of lease or life of asset, whichever is less. Amortization of assets recorded under capital leases is included with depreciation expense.

Property and Equipment Held for Sale

       Property and equipment held for sale represents net assets of certain freestanding facilities and other properties that the Company intends to sell, and is carried at estimated net realizable value.

       Property and equipment held for sale, that are expected to be sold in the next fiscal year and are under contract, are shown as current assets on the consolidated balance sheet. Property and equipment that are shown as non-current assets on the consolidated balance sheet as of May 31, 1997 are those for which contracts for sale have not been negotiated. Losses on facilities sold have been reflected in the consolidated statements of operations. Gains on facilities sold have either been deferred, if conditions for current recognition have not been met, or have been reflected in the consolidated statements of operations. Any impairments to the net realizable value of property and equipment held for sale have also been recorded in the consolidated statements of operations.

Intangible Assets

       Intangible assets include costs in excess of fair value of net assets of businesses purchased (goodwill), licenses, and similar rights. Costs in excess of net assets purchased are amortized on a straight line basis up to 21 years. The costs of other intangible assets are amortized over the period of benefit. In the fourth quarter of fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 - "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and evaluated its intangible assets for any impairment losses. The Company evaluates the recoverability and the amortization period of goodwill by determining whether the amount can be recovered through undiscounted cash flows of the businesses acquired, excluding interest expense and amortization, over the remaining amortization period. The Company considers external factors relating to each acquired business, including local market developments, regional and national trends, regulatory developments and other pertinent factors including the business' current and expected financial performance in making its assessment. In the fourth quarter of fiscal 1996, $0.8 million of goodwill was written off as a result of the sale, closure or anticipated closure of operating facilities. This write-off is included with depreciation and amortization on the Company's consolidated statements of operations. The Company believes that the remaining $1.6 million of net recorded goodwill at May 31, 1997, is recoverable from future estimated undiscounted cash flows. The amounts of goodwill reported in the consolidated balance sheets are net of accumulated amortization of goodwill of $218,000 and $146,000 at May 31, 1997 and 1996, respectively.

Cash and Cash Equivalents

       Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of the consolidated statements of cash flow and aggregated $2.5 million and $3.6 million at May 31, 1997 and 1996, respectively.

       Excluded from cash and cash equivalents is a certificate of deposit and restricted cash in the amount of $210,000 and $77,000 at May 31, 1997 and 1996, respectively. These restricted accounts are required under capitated contract and state licensure requirements and are subject to adjustments annually. As a result, these investments have been classified as other current and long-term assets, respectively, in the financial statements at May 31, 1997 and 1996.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

Income Taxes

       The Company calculates deferred taxes and related income tax expense using the liability method. This method determines deferred taxes by applying the current tax rate to the cumulative temporary differences between recorded carrying amounts and the corresponding tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not. The Company's provision for income taxes is the sum of the change in the balance of deferred taxes between the beginning and the end of the period and income taxes currently payable or receivable.

Charity Care

       The Company provides charity care to patients who meet certain criteria under its charity care policy without charge or at amounts less than its established rates. Corporate policy allows for charity when appropriate, which must be prearranged, and the patient must meet applicable federal and/or state poverty guidelines. The Company will not pursue collection of charity accounts. Charity charges foregone, based upon established rates, were 1.5 percent of the Company's operating revenues for fiscal year 1997 and less than 1 percent of the Company's operating revenues for fiscal years 1996 and 1995.

Stock Options

       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB No. Statement 123, "Accounting for Stock-based Compensation", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, in the event that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized.

Loss Per Common Share and Common Share Equivalent

       Primary and fully diluted loss per common and common equivalent share has been computed by dividing net loss attributable to common stock by the weighted average number of common shares outstanding during the period. The net loss attributable to common stock includes the dividend for the Series A Non-Voting 4% Cumulative Convertible Preferred Stock (the "Preferred Stock"). During fiscal years 1997, 1996 and 1995, the effect of outstanding stock options and the conversion of the Debentures had an antidilutive impact on loss per share and, accordingly, were excluded from per share computations. The weighted average number of common and common equivalent shares used to calculate loss per share was 3,088,000, 2,654,000 and 2,257,000 for the years ended May 31, 1997, 1996 and 1995, respectively.

       The supplemental loss per share of $0.81 for the year ended May 31, 1997, gives effect to the Debenture Exchange Offer, Secured Note conversion, and the conversion of subsidiary stock as if they had occurred at the beginning of the period being presented (see Note 11--"Long-Term Debt and Short-Term Borrowings" and Note 16--"Stockholders' Equity").

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

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

Notes receivable: The carrying amount reported in the balance sheet for notes receivable approximates its fair value.

Current maturities of long-term debt: The carrying amount reported in the balance sheet for current maturities of long-term debt approximates its fair value.

Long-term debt in default: The fair value of the Company's long-term debt in default is based on the median of the bid and asked price as of the last day of the fiscal year.

Long-term debt: The carrying amount reported in the balance sheet for the majority of the Company's long-term debt approximates its fair value. The fair value of the Company's Debentures are based on the closing price of the Debentures as of the last day of the fiscal year.

Other liabilities: The carrying amount reported in the balance sheet for other liabilities approximates its fair value.

       The carrying amounts and fair values of the Company's financial instruments at May 31, 1997 and 1996, are as follows:

                                                   1997                           1996
                                           ----------------------         -------------------
                                           CARRYING       FAIR            CARRYING     FAIR
                                            AMOUNT        VALUE           AMOUNT      VALUE
                                           -------     ----------        -------    ---------
                                                       (AMOUNTS IN THOUSANDS)
Cash and cash equivalents................. $ 3,991     $ 3,991           $ 4,433    $ 4,433
Other receivables.........................   2,486       2,486             1,479      1,479
Current maturities of long-term debt......      46          46             2,464      2,464
Long-term debt in default.................      --          --             9,538      6,390
Long-term debt............................   2,712       1,367                24         24

Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Recently Issued Accounting Standards

       In February 1997, the FASB issued SFAS No. 128, "Earnings per Share" which is required to be adopted by the Company on February 28, 1998. At that time, the Company will be required to change the method currently used to compute earnings (loss) per share and to restate all prior periods. Under the new requirements for calculating basic earnings (loss) per share, net income
(loss) is divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

of the Company. The impact of SFAS No. 128 on the calculation of either basic or diluted net loss per share for the fiscal years ended May 31, 1997, 1996 and 1995 is expected to be immaterial.

Reclassification

       Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 2-- OPERATING LOSSES AND LIQUIDITY

       At May 31, 1997, the Company had cash and cash equivalents of $4.0 million. During the fiscal year ended May 31, 1997, the Company provided $1.1 million from its operating activities, including $5.1 million of receipts from income tax refunds; provided $1.1 million from its investing activities; and utilized $2.6 million in its financing activities. The Company reported a net loss of $2.8 million for the fiscal year ended May 31, 1997, versus a net loss of $4.2 million for the fiscal year ended May 31, 1996, an improvement of $1.4 million. As a result, the Company has an accumulated deficit of $53.6 million and total stockholders' deficit of $2.6 million as of May 31, 1997. Additionally, the Company's current assets at May 31, 1997 amounted to approximately $11.5 million and current liabilities were approximately $23.9 million, resulting in a working capital deficiency of approximately $12.4 million and a current ratio of 1:2.1. Included in current liabilities is $12.1 million of unbenefitted tax refunds received (see Note 13-- "Income Taxes"). The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to dispose of certain of its freestanding facilities.

       Included in current and non-current assets are two hospital facilities designated as property and equipment held for sale with a total carrying value of $4.7 million. In previous years, the Company was obligated to support and fund certain poorly performing freestanding facilities that now have been closed, including two such facilities closed in fiscal 1996 and another in fiscal 1997 (see Note 5-- "Property and Equipment Held for Sale"). The Company sold two closed and non-operating facilities during fiscal 1997 and a third facility during the first quarter of fiscal 1998. As a result, the Company will no longer be burdened with the negative cash flow requirements associated with such facilities. Additionally, during prior years, management implemented its plans for expanding its managed care operations which were funded by the parent. During fiscal 1997, due to the expansion of its business, the managed care subsidiary required little additional funding. Should this continue in future periods, the elimination of such funding requirements would decrease the Company's future cash flow requirements and assist it in attaining a cash flow positive position from operations.

       During fiscal 1997, the Company completed its Debenture Exchange Offer (see Note 12-- "Long-Term Debt and Short-Term Borrowings"). In addition to recognizing a gain on the Exchange of $2.2 million, the Exchange resulted in a reduction of debt of $6.8 million with the remaining $2.7 million in Debentures due in 2010. The Debenture Exchange will also result in a reduction of interest expense for future periods. The bondholders also consented to the waiver and elimination of the Debenture sinking fund. Annual sinking fund installments of 5 percent would have been payable commencing in April 1996 and continuing annually through April 2009. During the third quarter of fiscal 1997, the Company exchanged its Secured Convertible Note into Series A Non-Voting 4% Cumulative Convertible Preferred Stock and also exchanged a minority interest in one of its subsidiaries into 100,000 shares of its Common Stock (see Note 3-- "Acquisitions and Dispositions"). As a result of the above transactions, current liabilities were reduced by $11.5 million, non-current liabilities were increased by $1.6 million, and stockholders' deficit was improved by $5.3 million. These transactions also reduced the Company's future cash obligations with the significant reduction in debt, interest expense and future sinking fund requirements.

        Based upon current levels of operation and cash on hand of $4.0 million, cash generated in the amount of $2.9 million from the sale of the Company's freestanding facility on June 4, 1997, and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital to meet obligations as they become due; however, the ultimate resolution of the Company's entitlement to certain IRS refund claims, the occurrence of business or economic conditions beyond the control of the Company or the loss of existing contracts from which cash from operations is internally generated or the inability to conclude pending contract proposals may adversely affect the adequacy of such working capital.

       The Company also has the following potential sources of cash to fund additional operating needs:

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

        - A firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15 percent fully secured Company notes due no earlier than November 1998 if offered by the Company.

        - Filed amended Federal tax returns: The Company filed its fiscal 1995 Federal tax return, and a Form 1139 "Corporate Application for Tentative Refund" in the amount of $9.4 million. The Company received the full refund claim for fiscal 1995 in October 1995. In September 1996, the Company filed its fiscal 1996 Federal tax return and also filed a Form 1139. The Company received a refund in the amount of $5.4 million during the second quarter of fiscal 1997. The Company has also filed amended Federal tax returns for prior years to claim refunds for an additional $7.7 million. These refund claims have been made under Section 172(f) of the Internal Revenue Code, an area of the tax law without significant precedent, and there may be substantial opposition by the IRS to the Company's refund claims. The Company is currently under audit by the IRS regarding its 1996 and 1995 Federal tax returns and the amended returns for prior years. Accordingly, no assurances can be made as to the Company's ultimate entitlement to refunds received or the timing of the receipt of the balance of the refund claims (see Note 13-- "Income Taxes").

        - Included in assets held for sale (non-current) is one hospital facility designated as property and equipment held for sale with a total carrying value of $1.9 million. The Company expects to sell this facility during fiscal 1998.

       Additionally, the Company believes that it would be able to raise additional working capital through either an equity offering or borrowings if it so desired. However, the Company cannot state with any degree of certainty at this time whether additional equity capital or working capital would be available to it, and if available, would be at terms and conditions acceptable to the Company. All of these potential sources of additional cash in fiscal 1998 are subject to variation due to business and economic influences outside the Company's control. There can be no assurance that during fiscal 1998 the Company will complete the transactions required to fund its working capital deficit.

NOTE 3--  ACQUISITIONS AND DISPOSITIONS

        On April 3, 1997, the Company sold its freestanding facility located in Jacksonville Beach, Florida. Proceeds from the sale were utilized for working capital purposes.

        On August 12, 1996, the Company sold its freestanding facility in Costa Mesa, California. As part of this transaction, the Company took back a note equal to 83 percent of the selling price (see Note 8-- "Notes Receivable"). The cash proceeds were utilized to retire long-term debt and for working capital purposes.

        On July 25, 1996, the Company consented to closing the acquisition of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan, Inc. and Behavioral Healthcare Management, Inc. (hereafter collectively referred to as "HMS"). The Company consented to the closing, reserving its rights to assert certain claims against the former owners (the "Sellers") and others (see Note 17-- "Commitments and Contingencies"). HMS contracts with commercial and governmental agencies to provide managed behavioral healthcare programs to patients in Michigan and Ohio. Additionally, HMS provides the following on a contract basis: case management (precertification, concurrent review, quality assurance, retrospective chart reviews, peer review and clinical audits as requested by their clients), claims review, network development, credentialing and management of clinical services for hospitals and community providers. The Company recorded the acquisition using the purchase method of accounting. The Company's Consolidated Financial Statements for the fiscal year ended May 31, 1997 reflect the results of operations for HMS for the period of July 25, 1996 through May 31,1997. In conjunction with this acquisition, the Company originally issued 16,000 shares of its Common Stock. In addition, certain provisions of the employment agreements with the Sellers provided for an additional earn out of stock warrants based on performance. The Company recorded $0.8 million in goodwill related to the acquisition which will be amortized on a straight line basis over 20 years. The unaudited pro forma information below presents the combined results of operations as if the HMS acquisition has occurred at the beginning of the respective periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

the acquisition actually occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                                         YEAR ENDED MAY 31,
                                                     -------------------------
                                                      1997              1996
                                                     -------           -------
                                                      (DOLLARS IN THOUSANDS)
Operating revenues .........................         $39,896           $36,332
Loss before extraordinary gain .............          (5,192)           (4,427)
Net loss ...................................          (3,020)           (4,427)
Loss per share:
   Loss before extraordinary gain ..........         $ (1.68)          $ (1.66)
   Loss applicable to common stock .........         $ (0.98)          $ (1.66)

        On May 28, 1996, the Company sold its CareUnit of San Diego in California and recorded a gain on the sale of $0.3 million during the fourth quarter of fiscal 1996. Proceeds from the sale were utilized for working capital purposes and to provide funds for the Debenture Exchange.

        On October 3, 1995, the Company sold the operations of its CareUnit Hospital of Kirkland in Washington and recorded a gain on the sale of $1.0 million during the second quarter of fiscal 1996. Proceeds from the sale were utilized for working capital purposes. On November 20, 1995, the Company purchased 20 percent of the issued and outstanding capital stock of Behavioral Health Resources, Inc. ("BHR") for $24,000. In addition, the Company has a promissory note from BHR in the principal amount of $150,000, which was fully reserved as of May 31, 1996 due to poor financial performance of the investee. During fiscal 1996, the Company recorded approximately $78,000 of revenue related to a CCI contract with a wholly-owned subsidiary of BHR. On February 5, 1997, the Company entered into a settlement agreement for a one-time cash payment of $75,000 for the promissory note and $5,000 for the Company's interest in BHR. The settlement agreement also provided for a payment plan for the receivable due to CCI. The balance of this receivable was $58,000 as of May 31, 1997. The Company is proportionately recognizing bad debt recovery as the monthly payments are received. BHR was current in its payments to the Company as of May 31, 1997, however, was delinquent in the July and August 1997 payments.

        On May 22, 1995, the Company and its subsidiary, Comprehensive Behavioral, entered into an agreement with Physician Corporation of America ("PCA"), providing for PCA to invest $1.0 million in Comprehensive Behavioral for 13 1/2 percent of the voting power of Comprehensive Behavioral represented by all of the Series A Preferred Stock of Comprehensive Behavioral which was also exchangeable at the option of PCA for 100,000 shares of the Company's Common Stock. The agreement provided, so long as PCA remained an equity holder of Comprehensive Behavioral, PCA and its subsidiaries would negotiate in good faith to contract with Comprehensive Behavioral for the delivery of mental health services in all PCA service areas where Comprehensive Behavioral has an adequate network. In addition, PCA was granted a first right of refusal regarding any sale of Comprehensive Behavioral. The Company had a $3.75 million investment in its subsidiary, Comprehensive Behavioral. The agreement further provided that prior to a qualified public offering, Comprehensive Behavioral may not declare or pay any dividends on any class of its capital stock which would reduce the aggregate amount invested by the Company in Comprehensive Behavioral below $3.75 million. Effective June 1, 1995, Comprehensive Behavioral commenced providing services on a capitated basis to 220,000 of PCA's 700,000 members in the Tampa area. In conjunction with this contract, in May 1995, PCA advanced $360,000 to Comprehensive Behavioral. Such advance was reimbursable to PCA in 12 equal monthly installments and during fiscal 1996, Comprehensive Behavioral reimbursed the entire advance of $360,000 to PCA. As of May 31, 1996, PCA's investment in Comprehensive Behavioral of $1.0 million was classified as minority interests on the Company's consolidated balance sheets. In February 1997, PCA exercised its option to exchange 135 shares of Series A NonVoting 4% Cumulative Convertible Preferred Stock of Comprehensive Behavioral, representing 13 1/2 percent of the voting power of Comprehensive Behavioral into 100,000 shares of the Company's Common Stock. Contracts with PCA and its subsidiaries represented 35 percent of the Company's operating revenues for fiscal 1997.

        On April 30, 1995, the Company's lease ended in Grand Rapids, Michigan, and the Company ceased operations in that facility; however, the Company entered into an agreement with Longford Health Sources, Inc. to operate a

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

chemical dependency unit in Kent Community Hospital in Grand Rapids, Michigan.

        On April 1, 1995, the Company agreed to issue American Mental Health Care, Inc. ("AMH") 44,054 shares of the Company's Common Stock in return for a one-year management contract between Comprehensive Behavioral and AMH, one-third of the shares of AMH and a one-year option to acquire all of the shares of AMH for up to 132,162 additional shares of the Company's Common Stock to be issued based on three-year net revenue requirements. AMH provided behavioral managed care services in Florida. The terms of the management agreement included an employment contract with Comprehensive Behavioral for the former president of AMH. The management contract had not been fully executed; and as a result, AMH assigned its revenues and associated expenses to Comprehensive Behavioral effective April 1, 1995. The Company's consolidated financial statements reflect such revenue assignment and expense assumption. In April 1996, the Company issued a stock certificate to AMH for 44,054 shares and extended the option to August 31, 1996. During fiscal 1997, the Company did not elect to exercise its option to acquire the remaining two-thirds of the outstanding shares in AMH or to renew the employment agreement with the former president beyond March 31, 1997. Effective March 31, 1997, the Company entered into a settlement whereby AMH returned its stock certificate representing 44,054 Common Shares of the Company in exchange for the 3,750 shares of AMH common stock held by the Company. AMH also assigned and transferred its interest in certain contracts, agreed to a non-compete clause related to such contracts and to pay the Company $7,500. Upon return of the stock certificate for 44,054 shares of the Company's Common Stock, the Company will issue to AMH 32,721 Common Shares of the Company. The remaining 11,333 Common Shares will be retired. As a result of the above, the Company no longer has any ownership in AMH.

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

        In December 1992, the Company purchased Mental Health Programs, Inc. based in Tampa, Florida, from the former owner. The Company was operating as AccessCare, Inc.; however, effective August 1, 1995, the Company changed its name to Comprehensive Behavioral Care, Inc. The terms of the purchase included a payment of $75,000, issuance of 4,000 shares of the Company's Common Stock, an employment agreement, a stock option agreement and the assumption of bank debt from the former owner. Both the stock option and employment agreements and the release of the former owner as guarantor of the bank debt were contingent upon the continued employment of the former owner with the Company. In connection with this acquisition, the Company recorded goodwill of approximately $829,000. In July 1993, the Company terminated the employment agreement and subsequently entered into litigation with the former owner. On November 21, 1994, the Company reached a settlement agreement with the former owner to pay $250,000 in installments through September 1996; forgive the obligations owed under the indemnification agreement between the Company and the former owner; and satisfied the terms under the stock purchase agreement dated December 30, 1992 between the former owner and the Company to issue 16,000 shares of the Company's Common Stock. The Company established a reserve of $0.2 million with respect to this settlement. During the third quarter of 1995, the Company satisfied the terms of the stock purchase agreement and commenced installment payments to the former owner.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                          May 31, 1997, 1996 and 1995

NOTE 4--  ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

         The following table summarizes changes in the Company's allowances for doubtful accounts for the years ended May 31, 1997, 1996 and 1995:

                             BALANCE AT       ADDITIONS CHARGED TO       WRITE-OFF  BALANCE AT
                             BEGINNING     -------------------------        OF       END OF
                              OF YEAR      EXPENSE        RECOVERIES     ACCOUNTS     YEAR
                             ----------    -------        ----------    ---------    ------
                                          (DOLLARS IN THOUSANDS)
Year ended May 31, 1997....   $1,027      $   914      $   (375)         $  (683)   $   883
Year ended May 31, 1996....    1,096        2,355        (1,421)          (1,003)     1,027
Year ended May 31, 1995....    1,574        2,808        (1,385)          (1,901)     1,096

       The above amounts include allowances related to the Company's non-current note receivable (see Note 8-- "Notes Receivable"). Recoveries are reflected on the Company's statement of operations as a reduction to the provision for doubtful accounts in the period in which it is received. The Company's reserve for bad debt represented 31 percent, 26 percent and 25 percent of total receivables for fiscal years ended May 31, 1997, 1996 and 1995, respectively.

       Other receivables at May 31, 1997 and 1996 include $2.4 million and $1.4 million, respectively, of professional services fees paid related to the preparation of the Company's fiscal 1996 and 1995 Federal income tax returns. These fees are refundable on a pro rata basis to the extent that the related unbenefitted 1996 and 1995 Federal income tax refunds of $5.1 million and $7.0 million, respectively, are disallowed by the IRS; the ultimate amount of this fee will be recognized as an expense when the uncertainties concerning the amount of the $12.1 million that will be allowed by the IRS is determined.

NOTE 5--  PROPERTY AND EQUIPMENT HELD FOR SALE

       The Company has decided to dispose of certain freestanding facilities and other assets. Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with an historical net book value of approximately $8.8 million and $12.6 million at May 31, 1997 and 1996, respectively, are carried at estimated net realizable value of approximately $4.7 million and $8.1 million at May 31, 1997 and 1996, respectively. Operating revenues and operating expenses of the facilities designated for disposition were approximately $0.1 million and $1.1 million, respectively, for the year ended May 31, 1997, $0.3 million and $0.6 million, respectively, for the year ended May 31, 1996, and $0.1 million and $0.5 million, respectively, for the year ended May 31, 1995.

       A summary of the transactions affecting the carrying value of property and equipment held for sale is as follows:

                                                                                       YEAR ENDED MAY 31,
                                                                              -----------------------------------
                                                                                1997          1996          1995
                                                                              -------       -------       -------
                                                                                      (DOLLARS IN THOUSANDS)
Beginning balance ......................................................      $ 8,148       $ 3,746       $ 6,939

Designation of facilities as property and equipment held for sale ......           --         5,682         2,347
Carrying costs incurred during phase-out period ........................           --           342           420
Carrying value of assets sold ..........................................       (3,432)       (1,804)       (5,219)
Contingencies on properties sold .......................................           (9)          182            --
Write-downs of assets held for sale to net realizable value ............           --            --          (741)
                                                                              -------       -------       -------

Ending balance .........................................................      $ 4,707       $ 8,148       $ 3,746
                                                                              =======       =======       =======

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

        Proceeds from the sale of property and equipment held for sale were $1.2 million of cash and a $1.9 million note receivable (see Note 8-- "Notes Receivable"), and $1.9 million of cash for fiscal 1997 and 1996, respectively. The Company recognized gains on the sale of property in fiscal 1997 and 1996 of $14,000 and $1.3 million, respectively. The write-down and losses of operating property and equipment and assets held for sale are reflected on the Company's consolidated statement of operations. The following is a summary:

                                                                                 YEAR ENDED MAY 31,
                                                                        -----------------------------------
                                                                         1997          1996          1995
                                                                        -------       -------       -------
                                                                                (DOLLARS IN THOUSANDS)
Write-down of assets held for sale to net realizable value .......      $    --       $    --       $  (741)
                                                                        =======       =======       =======
Loss on sale of assets ...........................................      $   (33)      $   (82)      $  (354)
                                                                        =======       =======       =======

       In fiscal 1995, a property was written-off for $0.4 million because it had no market value. In fiscal 1996, two operating facilities were designated held for sale with a net realizable value of $5.7 million. During fiscal 1997, no additional properties were designated for sale.

NOTE 6-- PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

                                                       AS OF MAY 31,
                                                  ----------------------
                                                    1997          1996
                                                  --------      --------
                                                  (DOLLARS IN THOUSANDS)
    Land and improvements ..................      $  2,122      $  2,122
    Buildings and improvements .............         4,427         4,441
    Furniture and equipment ................         3,274         3,109
    Leasehold improvements .................           271           191
    Capitalized leases .....................            44            --
                                                  --------      --------
                                                    10,138         9,863
    Less accumulated depreciation ..........         3,820         3,590
                                                  --------      --------
    Net property and equipment .............      $  6,318      $  6,273
                                                  ========      ========

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

NOTE 7-- INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Healthcare Management Services, Inc. and Related Companies

       On December 28, 1995, the Company entered into a letter of intent to purchase 100 percent of the outstanding stock of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan, Inc. and Behavioral Healthcare Management, Inc. Each of the companies is based in Detroit, Michigan and was owned by the same two principals. On April 30, 1996, the Company entered into a Stock Purchase Agreement which was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. Between January 1, 1996 and May 31, 1996, the Company advanced to these entities substantially all of their working capital requirements. As of July 25, 1996, the net amount of these advances aggregated $0.5 million. These advances were collateralized by an option agreement allowing the Company to purchase 90 percent of the stock of Behavioral Health Management, Inc. for the sum of one dollar. Losses of $191,000 incurred by the investee during the period January 1, 1996 through May 31, 1996 that were fully funded by the Company's advances were included in the Company's equity in loss of unconsolidated affiliates in the accompanying consolidated statements of operations. The losses were reflected as an allowance against such advances in the accompanying consolidated balance sheet as of May 31, 1996 (see
Note 3-- "Acquisitions and Dispositions").

NOTE 8--  NOTES RECEIVABLE

       Notes receivable consist of the following:

                                                              YEAR ENDED MAY 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    ------
                                                           (DOLLARS IN THOUSANDS)
    8% secured promissory note with monthly payments,
       maturing in August 2011 (a)........................    $1,950     $   --
    4% unsecured note with monthly payments,
       maturing in April 1998 (b).........................        62        118
    9-3/4% promissory note with quarterly payments,
       maturing in November 1999 (c)......................        --        150
                                                             -------     ------
    Total notes receivable................................     2,012        268
    Less allowance for doubtful accounts (c)..............        --        150
                                                             -------     ------
                                                               2,012        118

    Less current maturities...............................        71         56
                                                             -------     ------
    Notes receivable, excluding current maturities........   $ 1,941     $   62
                                                             =======     ======

       (a) On August 12, 1996, the Company sold a non-operating facility in Costa Mesa, California. As part of this transaction, the Company took back a note of $1.9 million, equal to 83 percent of the selling price. This note provided the buyer with an incentive option should the note be paid off in full on or before six months from closing date. In the event the buyer elected this option, it would receive a 21 percent discount on the note. The buyer did not elect this incentive option. The terms of the note require monthly interest payments only for the first year of the note. Monthly payments of principal and interest of $14,308 commence in August 1997 and continue for 15 years, at which time all accrued and unpaid principal and interest is due and payable. Interest accrues at the rate of 8 percent per annum. Given that this sale was highly leveraged, the Company has deferred recognition of any gain on this sale. Should all payments be made, the Company will recognize a gain of $127,000.

       (b) On October 3, 1995, the Company sold the operations of its CareUnit hospital of Kirkland in Washington to Lakeside-Milam Recovery Centers. The Company agreed to finance part of this sale by taking back a note receivable in the amount of $150,000 at a 4 percent interest rate, principal and interest payable in monthly payments of $5,000. As of May 31, 1997, principal and interest payments are current. The maturity date of this note is April 1, 1998.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

       (c) On November 20, 1995, the Company advanced $150,000 in the form of a promissory note to Behavioral Health Resources, Inc. Interest was due and payable monthly at a rate of 9 3/4 percent. This note was fully reserved at May 31, 1996 due to poor financial performance of the investee. On February 5, 1997, the Company settled this note for a one-time cash payment of $75,000 (see Note 3--"Acquisitions and Dispositions").

NOTE 9--OTHER ASSETS

       Other assets consist of the following:

                                                              AS OF MAY 31,
                                                         -----------------------
                                                           1997           1996
                                                         --------       --------
                                                          (DOLLARS IN THOUSANDS)
    Capitation withholds .........................       $    842       $    113
    Deferred contract costs, net .................             14             45
    Investments, net .............................             --            561
    Deposits and other ...........................            633            481
                                                         --------       --------
                                                         $  1,489       $  1,200
                                                         ========       ========

NOTE 10--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities consist of the following:

                                                               AS OF MAY 31,
                                                          ----------------------
                                                            1997          1996
                                                          --------      --------
                                                          (DOLLARS IN THOUSANDS)
    Accounts payable and accrued liabilities .......      $  2,272      $  5,324
    Accrued restructuring ..........................           298           377
    Accrued salaries and wages .....................           539           754
    Accrued vacation ...............................           279           364
    Accrued legal ..................................            94           167
    Payable to third-party intermediaries ..........         1,575           899
    Deferred compensation ..........................            95           146
                                                          --------      --------
                                                          $  5,152      $  8,031
                                                          ========      ========

       A reserve for restructuring was established in fiscal 1993 for $5.4 million for the purpose of implementing management's plan for the "global restructuring" of the Company. It is management's intent to complete the "global restructuring" plan in fiscal 1998. In fiscal 1996, a charge for approximately $0.1 million was made for the scheduled closure of the Company's freestanding facility in Cincinnati, Ohio. In fiscal 1997, the Company established an additional reserve of $231,000 primarily for the closure of CCI's administrative offices in July 1996 and the planned closure of several contract units.

       The following table sets forth the activity during the years ended May 31, 1997 and 1996:

                                    May 31,       Charges                      May 31,        Charges                       May 31,
                                     1995     Income     Expense   Payments     1996      Income     Expense    Payments     1997
                                    -------   ------     -------   --------    ----       ------     -------    --------    -----
                                                                      (Dollars in thousands)
Restructuring:
Severance .....................     $ 120      $  --      $  57      $ (96)     $  81      $ (36)     $  86      $ (53)     $  78
Operations/corporate relocation       388        (78)       114       (128)       296         --        145       (221)       220
                                    -----      -----      -----      -----      -----      -----      -----      -----      -----

                                    $ 508      $ (78)     $ 171      $(224)     $ 377      $ (36)     $ 231      $(274)     $ 298
                                    =====      =====      =====      =====      =====      =====      =====      =====      =====

        Severance payments of $0.1 million were paid in both fiscal 1997 and 1996, and were the result of the closure and relocation of two facilities, as well as the general downsizing as part of the Company's "global restructuring" plan. This restructuring resulted in the termination of 80 and 71 employees during fiscal 1997 and 1996, respectively. The

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

majority of those employees terminated during fiscal 1997 and 1996 were hospital and contract employees with the remainder representing corporate and administrative employees.

NOTE 11--  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

    Long-term debt consists of the following:

                                                                                       YEAR ENDED MAY 31,
                                                                                     ---------------------
                                                                                     1997             1996
                                                                                     ----             ----
                                                                                     (DOLLARS IN THOUSANDS)
    12-1/2% senior secured convertible note, with quarterly interest
        payments, maturing in January 1997 (a)................................     $    --       $   2,000
    7-1/2% convertible subordinated debentures due 2010 (b)...................       2,692           9,538
    10% secured promissory note, payable in monthly installments,
        maturing in January 1997 (c)..........................................          --             368
    Bank debt, interest and principal payable in monthly installments maturing in August 1997, collateralized by the trust of the
        former owner (d)......................................................           24            120
    Capital leases............................................................           42             --
                                                                                    -------       --------
    Total long-term debt......................................................        2,758         12,026

    Less long-term debt in default (b)........................................           --          9,538
    Less current maturities of long-term debt and capital leases..............           46          2,464
                                                                                    -------       --------
    Long-term debt, excluding current maturities..............................      $ 2,712       $     24
                                                                                    =======       ========

       As of May 31, 1997, aggregate annual maturities of long-term debt for the next year (in accordance with stated maturities of the respective loan agreements) is approximately $46,000 in fiscal 1998. The Company has no annual maturities of long-term debt after fiscal 1998 until 2010.

       (a) On January 9, 1995, the Company issued a $2.0 million Secured Convertible Note due January 9, 1997 to Lindner Bulwark Fund, a series of Lindner Investments, a business trust. The Note was secured by first priority liens on two of the Company's operating hospital properties. On January 15, 1997, the Company exchanged its $2.0 million Secured Convertible Note into 40,000 shares of newly designated Series A NonVoting 4% Cumulative Convertible Preferred Stock (the "Preferred Stock"). In addition, the holder of the Note was also issued an additional 1,260 shares of Preferred Stock in lieu of approximately $63,000 of accrued interest (see Note 16-- "Stockholders' Equity").

       (b) In April 1985, the Company issued $46 million in 7 1/2% Convertible Subordinated Debentures (the "Debentures"). These Debentures require that the Company make semi-annual interest payments in April and October at an interest rate of 7 1/2 percent per annum.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

             On December 30, 1996, the Company completed a Debenture Exchange Offer with its Debentureholders. The Company was advised by the Exchange Agent that affirmative consents of Debentureholders in excess of 82 percent had been received, and that all propositions had been consented to and approved by Debentureholders, including the waiver of any sinking fund installments. An aggregate of $6.8 million of principal amount of Debentures (the "Tendered Debentures"), representing 72 percent of the issued and outstanding Debentures, were tendered for exchange to the Company pursuant to the terms of the Exchange Offer. With respect to the Tendered Debentures, the Company paid the Exchange Agent, on behalf of tendering Debentureholders, an aggregate amount of $4.0 million and requisitioned for issue 164,304 shares of the Company's Common Stock, representing the stock portion of the Exchange Offer. The distribution of the exchange consideration to tendering Debentureholders was made by the Exchange Agent within five days after the closing date of December 30, 1996. With respect to the $2.7 million of principal amount of Debentures which were not tendered for exchange, the Company paid an aggregate of $0.6 million of interest and default interest to such non-tendering Debentureholders. Due to the affirmative result of the Consent Solicitation and the payment by the Company of interest and default interest with respect to all Debentures which have not been tendered for exchange, the Company is no longer in default with respect to such Debentures.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                          May 31, 1997, 1996 and 1995

        The resulting gain on the Debenture Exchange was $2.5 million less approximately $0.3 million in related costs and expenses for a net gain of $2.2 million with the remaining amount of $1.9 million being recorded to additional paid-in capital.

        (c) In May 1995, the Company and a subsidiary entered into a $1.0 million promissory note with PMR Corporation. This note was paid in full on August 13, 1996 through the proceeds from the sale of its freestanding facility in Costa Mesa, California.

        (d) On December 30, 1992, the Company assumed approximately $456,000 in bank debt with the purchase of Mental Health Programs, Inc. (see Note 3 -- "Acquisitions and Dispositions"). The note is secured and guaranteed by the trust of the former owner of Mental Health Programs, Inc. The release of collateral and guarantee were contingent upon continued employment of the former owner with the Company. The note is payable at $8,000 per month with the balance due on August 31, 1997. Interest is at prime plus 1 1/2 percent.

        No assets were pledged to secure debt as of May 31, 1997. The net book value of assets pledged to secure the above debt aggregated $12.4 million at May 31, 1996.

NOTE 12 -- LEASE COMMITMENTS

        The Company leases certain facilities, furniture and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, maintenance and repair expenses. Total rental expense for all operating leases was $1.0 million, $0.9 million and $1.1 million for fiscal years 1997, 1996 and 1995, respectively.

        Assets under capital leases were capitalized using interest rates appropriate at the inception of each lease. In fiscal year 1997, there were no contingent rents associated with capital leases. In 1996 and 1995, there were $26,000 and $79,000, respectively, in contingent rents associated with capital leases.

        Future minimum payments, by year and in the aggregate, under noncancellable operating leases with initial or remaining terms of one year or more, consist of the following at May 31, 1997:

                                                                   CAPITAL       OPERATING
        FISCAL YEAR                                                LEASES         LEASES
        -----------                                                ------        ---------
                                                                     (DOLLARS IN THOUSANDS)
        1998.....................................................   $  29         $   666
        1999.....................................................      27             543
        2000.....................................................      --             526
        2001.....................................................      --             385
        2002.....................................................      --              --
        Later years..............................................      --              --
                                                                    -----         -------
        Total minimum lease payments.............................      56         $ 2,120
                                                                                  =======
        Less amounts representing interest.......................      14
                                                                    -----
        Present value of net minimum lease payments..............   $  42
                                                                    =====

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

NOTE 13--  INCOME TAXES

        Provision for income taxes consists of the following:

                                                            YEAR ENDED MAY 31,
                                                    ---------------------------------
                                                      1997        1996         1995
                                                    -------      -------      -------
                                                          (DOLLARS IN THOUSANDS)
Current:
   Federal ....................................     $  (345)     $(2,568)     $    --
   State ......................................           4           90          180
                                                    -------      -------      -------
                                                    $  (341)     $(2,478)     $   180
                                                    =======      =======      =======

        A reconciliation between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate (34 percent) to loss before income taxes is as follows:

                                                                         YEAR ENDED MAY 31,
                                                                  ---------------------------------
                                                                    1997         1996         1995
                                                                  -------      -------      -------
                                                                        (DOLLARS IN THOUSANDS)
Benefit from income taxes at the statutory tax rate .........     $(1,103)     $(2,285)     $(3,860)
State income taxes, net of federal tax benefit ..............           3           60          119
Amortization of intangible assets ...........................          51          273           39
Valuation allowance .........................................         952        1,930        3,701
Refund of prior year loss carryback not previously benefitted        (345)      (2,568)          --
Other, net ..................................................         101          112          181
                                                                  -------      -------      -------
                                                                  $  (341)     $(2,478)     $   180
                                                                  =======      =======      =======

       The Company paid $54,000, $48,000 and $507,000 for income taxes in fiscal 1997, 1996 and 1995, respectively. The Company also received tax refunds of $5.4 million in 1997 and $9.4 million in 1996, associated with its final 1996 and 1995 Federal tax returns, respectively, as discussed further below.

        Significant components of the Company's deferred tax liabilities and assets are comprised of the following:

                                                        YEAR ENDED MAY 31,
                                                     ----------------------
                                                       1997          1996
                                                     --------      --------
                                                      (DOLLARS IN THOUSANDS)
         Deferred Tax Assets:
            Net operating losses ...............     $ 10,531      $ 11,366
            Restructuring/non-recurring costs ..        2,261         2,105
            Alternative minimum tax credits ....          667           667
            Bad debt expense ...................          431           374
            Employee benefits and options ......          200           292
            Other, net .........................         (711)          189
                                                     --------      --------
                  Total Deferred Tax Assets ....       13,379        14,993
            Valuation Allowance ................      (11,897)      (12,023)
                                                     --------      --------
                  Net Deferred Tax Assets ......        1,482         2,970
                                                     --------      --------
         Deferred Tax Liabilities:
            Depreciation .......................       (1,113)       (2,400)
            State income taxes .................         (369)         (418)
            Cash to accrual differences ........           --          (152)
                                                     --------      --------
                  Total Deferred Tax Liabilities       (1,482)       (2,970)
                                                     --------      --------
         Net Deferred Tax Assets ...............     $     --      $     --
                                                     ========      ========

        On July 20, 1995, the Company filed its Federal tax return for fiscal 1995 and subsequently filed Form 1139 "Corporate Application for Tentative Refund" to carry back losses described in Section 172(f) requesting a refund to

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

the Company in the amount of $9.4 million. On September 20, 1996, the Company filed its Federal income tax return for fiscal 1996, and subsequently filed form 1139 "Corporate Application for Tentative Refund" to carry back losses described under Section 172(f) requesting a refund to the Company in the amount of $5.5 million. Section 172(f) provides for a 10-year net operating loss carryback for losses attributable to specified liability losses. A specified liability loss is defined, in general, as any amount otherwise allowable as a deduction which is attributable to (i) a product liability or (ii) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. On August 30, 1995, the Company also filed amended Federal tax returns for several prior fiscal years to carry back losses under Section 172(f). The refunds requested on the amended returns are approximately $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982. There may be opposition by the Internal Revenue Service ("IRS") as to the Company's ability to obtain benefits from refunds claimed under Section 172(f). Therefore, no assurances can be made as to the Company's entitlement to all claimed refunds.

       In September 1996, the Company received a $5.4 million tentative refund for fiscal 1996. Of this refund, $0.3 million has been recognized as a tax benefit during the second quarter of fiscal 1997. In October 1995, the Company received a $9.4 million tentative refund for fiscal 1995. Of this refund, $2.4 million was recognized as a tax benefit during the second quarter of fiscal 1996. Receipt of the 1996 and 1995 Federal refunds does not imply IRS approval. Due to the lack of significant precedent regarding Section 172(f), the unbenefitted amounts from fiscal 1996 and 1995 of $5.1 million and $7.0 million, respectively, are reflected on the Company's consolidated balance sheet in unbenefitted tax refunds received. In connection with the refund claims, the Company paid contingency fees of $1.1 million and $1.9 million relating to the fiscal 1996 and 1995 refunds, respectively. The Company expensed a pro rata portion of the contingency fees as related tax benefits were recognized. The remaining amount of $2.4 million is reflected in the Company's consolidated balance sheet as other receivables. In the event the IRS Appeals Office determines that the Company is not entitled to all or a portion of the deductions under Section 172(f), this fee is reimbursable to the Company proportionately.

        At May 31, 1997, the Company had Federal accumulated net operating loss carryforwards of approximately $27.7 million, which would expire in 2008 through 2011. The Company will be allowed a minimum tax credit carryover in the future of $667,000 against regular tax in the event that regular tax expense exceeds the alternative minimum tax expense.

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

        The Company is currently under audit by the IRS related to its fiscal 1996 and fiscal 1995 Federal income tax returns and the amended returns for prior years. Neither the Company nor the IRS will be foreclosed from raising other tax issues in regard to any audits of such returns, which also could ultimately affect the Company's tax liability.

NOTE 14 -- EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed six consecutive months of employment are eligible to participate in the plan. Effective June 1, 1995, eligibility was modified to six months of employment and a minimum of twenty (20) regular scheduled hours per week. Each participant may contribute from 2 percent to 15 percent of his or her compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is non-discriminatory. Company contributions are discretionary and are determined quarterly by the Company's Board of Directors or the Plan Committee. The Company made approximately $26,000, $30,000, and $29,000 in contributions to the Plan in fiscal 1997, 1996 and 1995, respectively.

        The Company had deferred compensation plans ("Financial Security Plans") for its key executives and medical directors. The Company's consolidated balance sheet as of May 31, 1997 also reflects the present value of the obligation to the participants under the Financial Security Plans, which were terminated in June 1992, of $215,000.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

NOTE 15 -- SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                      MAY 31,
                                                                       1997
                                                                     --------
                                                                    (DOLLARS IN
                                                                     THOUSANDS)
Issuance of 164,304 shares of Common Stock in
   connection with Debenture Exchange Offer .......................  $  1,890
Exchange of Secured Convertible Note and accrued
   interest for 41,260 shares of Preferred Stock ..................     2,063
Exchange of minority interest into 100,000 shares of
   Common Stock ...................................................     1,000
Capital lease .....................................................        42
Retirement of Common Stock ........................................       159
Purchased goodwill for managed care contract ......................       151
Dividends on Preferred Stock ......................................        31

        During fiscal 1997, the Company purchased all of the capital stock of HMS. In conjunction with this acquisition, the assets acquired and liabilities assumed were as follows (in thousands):

Fair value of assets acquired .....................................  $    356
Purchased goodwill ................................................       806
Liabilities assumed ...............................................    (1,042)
Issuance of Common Stock ..........................................      (120)
                                                                     --------
                                                                     $     --
                                                                     ========

NOTE 16 -- STOCKHOLDERS' EQUITY

Preferred Stock

       The Company is authorized to issue up to 60,000 shares of Preferred Stock, $50 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions as stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series. The Board of Directors has designated 41,260 shares of Preferred Stock as Series A Non-Voting 4% Cumulative Convertible Preferred Stock, $50 par value (the "Preferred Stock") on January 17, 1997. The Preferred Stock was issued by the Company in exchange for the Secured Convertible Note of the Company due January 9, 1997 in the principal amount of $2.0 million and bearing interest at the rate of 12 percent per annum and $63,000 of interest accrued thereon. The Preferred Stock pays a cumulative quarterly dividend of 4 percent per annum, when and as declared by the Board of Directors; is preferred to the extent of $50 per share plus accrued dividends; is convertible into shares of Common Stock of the Company at $6 per share, which was the same price at which the principal of the note was exchangeable; and is not entitled to vote.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

Common Stock

        The Company is authorized to issue 12.5 million shares of $.01 par value Common Stock. During fiscal 1995, the Company effected a reverse stock split of one share for each ten or fewer shares of the Company's Common Stock (see Note 1-- "Summary of Significant Accounting Policies"). As of May 31, 1997, approximately 3.4 million shares of the Company's Common Stock were outstanding.

        On December 30, 1996, the Company completed its Debenture Exchange Offer (see Note 11-- "Long-Term Debt and Short-Term Borrowings). As a result, the Company requisitioned for issue 164,304 shares of the Company's Common Stock, representing the stock portion of the Exchange Offer.

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

        On May 22, 1995, the Company and its subsidiary, Comprehensive Behavioral, entered into an agreement with PCA (see Note 3-- "Acquisitions and Dispositions").

        On April 1, 1995, the Company agreed to issue AMH 44,054 shares (see
Note 3-- "Acquisitions and Dispositions").

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

         In December 1992, options not under any plan were issued to the former owner of Mental Health Programs, Inc., as an inducement essential to the purchase of Mental Health Programs, Inc. (see Note 3-- "Acquisitions and Dispositions"). Options for 10,000 shares were granted at an exercise price ranging from $15.00 to $30.00. These options were exercisable 25 percent after one year from the grant date and each year thereafter and were contingent upon the continued employment with the Company. In July 1993, the Company terminated the employment agreement with the former owner and subsequently entered into litigation. On November 21, 1994, the Company reached a settlement agreement with the former owner and as part of the settlement agreement issued 16,000 shares of the Company's Common Stock. In January 1996, the Company issued the former owner an additional 1,160 shares pursuant to the amended settlement agreement.

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

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

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

        As of May 31, 1997, the Company had reserved no shares of Common Stock for future issuances related to business acquisitions, approximately 344,000 shares related to the conversion of convertible debt and private placements and 1,093,000 shares for the exercise of stock options of which approximately 549,000 shares are for options granted under the Company's 1988 Plans, 316,000 under the 1995 Incentive Plan, and 208,000 shares under the Directors' Plan. Each of the shares reserved for future issuance includes one Right as referenced above.

Stock Option Plans

        The Company has a 1988 Incentive Stock Option Plan and a 1988 Nonstatutory Stock Option Plan (the "1988 Plans"). Options granted under the 1988 Incentive Stock Option Plan are intended to qualify as incentive stock options ("ISO's") under Section 422 of the Internal Revenue Code. Options granted under the 1988 Nonstatutory Stock Option Plan do not qualify as ISO's. Options may be granted for terms up to ten years and are generally exercisable in cumulative annual increments of 25 percent to 50 percent each year. Options must equal or exceed the fair market value of the shares on the date of grant. The maximum number of shares authorized for issuance under the Company's 1988 Incentive Stock Option Plan is 500,000 and the Company's 1988 Nonstatutory Stock Option Plan is 200,000.

        The Company also has a 1995 Incentive Plan (the "1995 Plan"). The 1995 Plan provides for the granting of options to eligible employees and consultants to the Company. Options granted as incentive stock rights, stock options, stock appreciation rights, limited stock appreciation rights and restricted stock grants under the 1995 Plan may qualify as ISO under Section 422A of the Internal Revenue Code. Options for ISO's may be granted for terms up to ten years and are generally exercisable in cumulative increments of 33 percent each year. Options for NSO's may be granted for terms up to 13 years. Options for ISO's must equal or exceed the fair market value of the shares on the date of grant, and 65 percent in the case of other options. The 1995 Plan also provides for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance under the 1995 Plan is 450,000.

        In September 1995, the Board of Directors granted and issued to its President and Chief Executive Officer, 100,000 Restricted Shares of its Common Stock, $0.01 par value. Such grant of Restricted Shares was issued from the Company's 1995 Incentive Plan and was ratified by the stockholders at the 1995 Annual Meeting. The Restricted Shares are subject to vesting at the rate of 5,000 shares per fiscal year (the "Annual Vested Shares") over a 20-year period. The vesting of the Restricted Shares is subject to acceleration upon the occurrence of certain events of acceleration as described below. With respect to all Restricted Shares which may become vested, the Company is to pay to the Chief Executive Officer a bonus equivalent to the amount of the combined federal and applicable state and city income taxes associated with the Restricted Shares that have become vested. While the Restricted Shares have been issued and the Chief Executive Officer is entitled to vote said shares, all Restricted Shares are held in escrow until their vesting and said shares may not be sold, assigned, transferred or hypothecated until the time they have become vested.

        In addition to the vesting of the Annual Vested Shares, an additional number of Restricted Shares vest as follows: (i) for each fiscal year of the Company, 1,000 additional Restricted Shares vest for each $1,000,000 of net pre-tax profit of the Company as reported for that fiscal year; (ii) in the event the Company effects a merger, acquisition, corporate combination or purchase of assets (an "Acquisition Event") 1,000 additional Restricted Shares vest for each $1,000,000 of Acquisition Event value paid for the Company; and
(iii) as of May 31 of each year, for each 1 percent of increase of market value of the Company's voting securities above 110 percent of the market value

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

as of May 31 of the preceding year, 1,000 additional Restricted Shares vest.

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

        During fiscal 1997, the Company determined that certain conditions for acceleration were achieved, and that it was probable that such conditions would also be present on May 31, 1997. Based on increases in the fair market value of the Company's Common Stock, the Company provided for compensation expenses for the acceleration of approximately 37,000 Restricted Shares; to be earned in the fiscal year ended May 31, 1997. In addition, the estimated bonus payments for income taxes as provided by the Agreement were accrued during fiscal 1997. Included in the results for fiscal 1997 are compensation expenses related to the Chief Executive Officer's Annual Grant and acceleration of Restricted Shares of $70,000 and $0.5 million, respectively. Compensation expenses related to the reimbursement of income taxes to the Chief Executive Officer for the Annual Grant and acceleration of Restricted Shares were $27,000 and $0.2 million, respectively, for the fiscal year ended May 31, 1997. As of May 31, 1997, 47,000 Restricted Shares were vested and 53,000 shares were unvested.

        The Company entered into an Employment Agreement effective January 1, 1997, with its Chief Operating Officer. In conjunction with this Employment Agreement, the Company granted its Chief Operating Officer options to purchase 120,000 shares of the Company's Common Stock from the Company's 1995 Incentive Plan. The vesting of 100,000 options is subject to certain performance-related criteria relating to quarterly revenues from operations and net earnings before taxes. If the Chief Operating Officer is terminated for cause or resigns without Good Reason (as defined), any unvested options would be forfeited. As consideration for entering into the Employment Agreement, the Chief Operating Officer has agreed not to disclose confidential information and not to compete with the Company's existing business or clients for a one-year period following termination. In addition, in the event of a Transaction (as defined), all stock options granted immediately vest.

        During fiscal 1997, the Company recognized $17,500 in compensation expense related to the vesting of options for the Chief Operating Officer which were not performance-related. The Company determined that the performance-related criteria had not been met by the Chief Operating Officer as of May 31, 1997 and, as a result, no compensation expense related to the vesting of such options for the Chief Operating Officer was recognized during fiscal 1997. The Company continues to evaluate the performance-related criteria and in the event that conditions for achievement of such performance-related criteria appear to be present and are probable to be present, the Company will recognize the applicable compensation expense related to the vesting of options for the Chief Operating Officer. Such compensation expense will utilize the estimated fair market value on the date of evaluation.

        As a result, the total compensation expense recognized in fiscal 1997 for employee compensation awards was $0.8 million.

        The Company has a non-qualified stock option plan for its outside directors (the "Directors' Stock Option Plan" or the "Directors' Plan"). The Directors' Plan provides for the Company to grant to each non-employee director options as follows: (1) each individual serving as a non-employee director as of the effective date were granted a non-qualified stock option to purchase 10,000 share of Common Stock ("Initial Grant"); (2) each individual who first becomes a non-employee director on or after the effective date, will be granted, at the time of such election or appointment a non-qualified stock option to purchase 10,000 shares of Common Stock ("Initial Grant"); (3) commencing with the 1995 annual meeting of the Company's stockholders, each individual who at each annual meeting of the Company's stockholders remains a non-employee director will receive an additional non-qualified stock option to purchase 2,500 shares of Common Stock. Commencing with the 1996 annual meeting, the number of options awarded annually to all non-employee directors was increased from 2,500 to 5,000 and provided for an annual grant of special service options to the Vice Chairman of the Board of 3,333 and to each committee chairman of 8,333 and each committee

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

member of 2,500. In addition, each non-employee director will automatically be granted an option to purchase 10,000 shares upon joining the Board of Directors and options to purchase 5,000 shares on each anniversary of the initial date of service. Each non-qualified stock option is exercisable at a price equal to the Common Stock's fair market value as of the date of grant. Initial grants vest annually in 25 percent increments beginning on the first anniversary of the date of grant, provided the individual is still a director on those dates. Annual grants will become 100 percent vested as of the first annual meeting of the Company's stockholders following the date of grant, provided the individual is still a director as of that date. An optionee who ceases to be a director shall forfeit that portion of the option attributable to such vesting dates on or after the date he or she ceases to be a director. The maximum number of shares authorized for issuance under the Directors' Plan is 200,000.

        The Company has elected to follow APB Opinion No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Adjusted pro forma information regarding net income or loss and earnings or loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that SFAS 123. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for both 1997 and 1996, respectively: volatility factor of the expected market price of the Company's Common Stock of 0.524; a weighted-average expected life of the options of 6 years and 5 years;
risk-free interest rate of 5.5 percent and dividend yield of 0 percent.

        The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        Pro forma disclosures required by SFAS No. 123 include the effects of all stock option awards granted by the Company from June 1, 1995 through May 31, 1997. During the phase-in period, the effects of applying this Statement for generating pro forma disclosures are not likely to be representative of the effects on pro forma net income (loss) for future years. For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows for the fiscal years ended May 31 (in thousands except for earnings
(loss) per share information):

                                                       1997           1996
                                                    ---------       --------
Pro forma net loss................................   $(3,210)       $(4,383)
Pro forma loss per common share:
   Primary........................................   $ (0.95)       $ (1.54)

        The pro forma effect on the net loss for the years ended May 31, 1997 and 1996 is not likely to be representative of the effects on reported income or loss in future years because these amounts reflect only two years of vesting, respectively.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

        A summary of the Company's stock option activity and related information for the years ended May 31, is as follows:

                                                                   WEIGHTED-AVERAGE
                                                                       EXERCISE
                                                        SHARES          PRICE
                                                      ----------      ----------
Outstanding as of May 31, 1994 ..................         32,767      $    16.75
Canceled ........................................         (9,000)           9.33
Granted .........................................        262,500            7.82
Exercised .......................................             --              --
Forfeited .......................................        (65,100)           9.88
                                                      ----------      ----------
Outstanding as of May 31, 1995 ..................        221,167      $     8.48
Canceled ........................................         (5,500)           7.82
Granted .........................................        314,237            8.19
Exercised .......................................        (14,000)           7.57
Forfeited .......................................       (114,154)           8.30
                                                      ----------      ----------
Outstanding as of May 31, 1996 ..................        401,750      $     8.34
Canceled ........................................         (1,300)          13.85
Granted .........................................        346,675           10.97
Exercised .......................................       (178,207)           8.24
Forfeited .......................................        (24,668)           9.45
                                                      ----------      ----------
Outstanding as of May 31, 1997 ..................        544,250      $     9.99
                                                      ==========      ==========

        At May 31, 1997, options to purchase 189,499 shares and 60,500 shares of Common Stock were exercisable under the 1988 Plans and the 1995 Plan, respectively. In addition, 337,133 shares were available for future issuance under the 1988 and 1995 Plans.

        The weighted average fair values of options granted were $5.96 and $5.86 in fiscal 1997 and 1996, respectively.

        A summary of options outstanding and exercisable as of May 31, 1997 follows:

                                                     WEIGHTED-
                                     WEIGHTED-       AVERAGE                        WEIGHTED-
     OPTIONS                         AVERAGE         REMAINING        OPTIONS        AVERAGE
 OUTSTANDING     EXERCISE PRICE      EXERCISE       CONTRACTUAL     EXERCISABLE     EXERCISE
   (IN 000'S)         RANGE            PRICE            LIFE         (IN 000'S)        PRICE
-------------    ---------------     --------       ------------    -----------     --------
    251,000      $ 6.25 - $ 8.50      $  7.72           1.00           189,500      $  7.55
    286,000      $10.00 - $15.00       $11.79           1.56            72,250       $11.65
      6,750      $15.25 - $21.25       $16.81           2.75             1,750       $21.25
        500               $30.00       $30.00           4.00               500       $30.00

NOTE 17 --  COMMITMENTS AND CONTINGENCIES

        On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1997, 1996 and 1995

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

        The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of HMS (see Note 3 to the Company's Consolidated Financial Statements). The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division, Case No. 1:96 CV 1759), against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. The Company filed counterclaims against Emerald for deceptive trade practices, defamation, tortious interference with business relationships and unfair competition. A confidential settlement has been reached between Emerald and the Company. The Company believes that it has claims arising from this transaction against the accountants and legal counsel of HMS as well as HMS's lending bank. On October 1, 1996, the Company filed a claim of malpractice against the legal counsel of HMS. These claims are presently being investigated and have not as yet been quantified. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

        On September 6, 1996, the Company instituted an arbitration against the Sellers of HMS with the American Arbitration Association in Orange County, California seeking, among other things, reimbursement from the Sellers for damages which the Company sustained by reason of the inaccuracies of the representations and warranties made by the Sellers and for the indemnification from each of the Sellers as provided for under the terms of the Stock Purchase Agreement. One seller has settled his case with the Company. The remaining seller has not interposed an answer to the arbitration, and the arbitration is therefore in its formative stages. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

NOTE 18 -- FOURTH QUARTER RESULTS FOR FISCAL 1997

        The net loss for the fourth quarter of fiscal 1997 was $1.1 million. Affecting these results were certain unusual and infrequent transactions that had both positive and negative effects. The unusual transactions that had a positive effect on earnings were an adjustment of $0.2 million for favorable settlements in the current year related to prior year third-party liabilities, $0.1 million related to adjustments in third-party contractual allowances, $0.1 million for insurance refunds received related to a prior year and a decrease in estimate for tax liabilities of $0.1 million. The one time or infrequent transaction that had a negative effect on earnings was the reserve for bad debt of $0.1 million.

NOTE 19 -- EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

        On June 4, 1997, the Company sold its freestanding facility in Cincinnati, Ohio for $3.0 million in cash.

        In August 1997, the Company announced its intention to relocate most of its administrative and corporate functions to Tampa, Florida to co-locate with its principal subsidiary, Comprehensive Behavioral. The Company has not completed its estimate of the costs associated with this relocation but expects that it may be in excess of $0.6 million. Certain of these costs are expected to be recorded as a restructuring provision in the second quarter of fiscal 1998 when the criteria for recognizing such restructuring are met.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

        None.

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS, AND EXECUTIVE COMPENSATION.

        The Company expects to file its definitive proxy statement no later than 120 days after the end of the fiscal year with the Securities and Exchange Commission. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference. Executive Officers of Comprehensive Care Corporation and principal subsidiaries are listed on page 13 of this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information required is set forth under the caption "Principal Stockholders" and in the proxy statement for the 1997 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information required is set forth under the caption "Election of Directors" in the proxy statement for the 1997 annual meeting of stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial Statements
           Included in Part II of this report:
             Report of Independent Auditors
             Consolidated Balance Sheets, May 31, 1997 and 1996
             Consolidated Statements of Operations, Years Ended
                May 31, 1997, 1996 and 1995
             Consolidated Statements of Stockholders' Equity (Deficit)
                Years Ended May 31, 1997, 1996 and 1995
             Consolidated Statements of Cash Flows, Years Ended
                May 31, 1997, 1996 and 1995
             Notes to Consolidated Financial Statements

        2. Financial Statement Schedules

            None.

    Other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

        3. Exhibits

        Exhibit
        Number                   Description and Reference
        ------                   -------------------------
        3.1    Restated Certificate of Incorporation as amended (7).

        3.2    Restated Bylaws as amended November 14, 1994 (7).

        3.3    Certificate of Designation of Preferences and Rights of Series A
               Non-Voting 4% Cumulative Convertible Preferred Stock (10).

        4.1    Indenture dated April 25, 1985 between the Company and Bank of
               America, NT&SA, relating to Convertible Subordinated Debentures
               (1).

        4.3 Rights Agreement dated as of April 19, 1988 between the Company and Security Pacific National Bank (2).

        4.4    Rights Agreement between the Registrant and Continental Stock
               Transfer & Trust Company dated April 19, 1988 restated and amended October 21, 1994 (6).

        4.5    Form of Common Stock Certificate (11).

        10.1   Form of Stock Option Agreement (3)*.

        10.2   Form of Indemnity Agreement as amended March 24, 1994 (5)*.

        10.3 The Company's Employee Savings Plan as amended and restated as of June 30, 1993 (4)*.

        10.4   1988 Incentive Stock Option and 1988 Nonstatutory Stock Option
               Plans, as amended (6)*.

        10.5 Non-qualified Stock Option Agreement dated October 11, 1994 between the Company and Richard L. Powers (6).

        10.6 Employment Agreement dated January 1, 1995 between the Company and Chriss W. Street (6).*

        10.7   Directors and Officers Trust dated February 27, 1995 between the
               Company and Mark Twain Bank (7).*

        10.8   Comprehensive Care Corporation 1995 Incentive Plan (9)*.

        10.9   Amended and Restated Non-Employee Director's Stock Option Plan
               (8)*.

        10.10 Restricted Stock Grant between Chriss W. Street and the Company dated November 9, 1995 (9)*.

        10.11  Series A Non-Voting 4% Cumulative Convertible Preferred Stock
               Exchange Agreement (10)*.

        10.12  Employment Agreement effective January 1, 1997, between the
               Company and Stuart J. Ghertner, Ph.D. (12)*.

        10.13  Letter Agreement dated April 4, 1997 between the Company and
               Chriss W. Street (12)*.

        11     Computation of Loss Per Share (filed herewith).

        21     List of the Company's subsidiaries (filed herewith).

        23     Consent of Ernst & Young LLP (filed herewith).

        27     Financial Data Schedules (filed herewith).

----------

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

(6) Filed as an exhibit to the Company's Form 10-Q for the quarter ended November 30, 1994.

(7) Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 1995.

(8) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1995.

(9)     Filed as an exhibit to the Company's Form 8-K dated November 9, 1995.

(10)    Filed as an exhibit to the Company's Form 8-K dated January 30, 1997.

(11) Filed with original filing of Registration Statement on Form S-1, dated January 29, 1997.

(12) Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 1997.

(b) Reports on Form 8-K

     (1) Form 8-K dated April 4, 1997, to report under Item 5, that the number of members comprising the Board of Directors was increased to five; the number of directors comprising Class III directors was increased to two; and Mr. A. Richard Pantuliano was appointed as a Class III director until the 1998 Annual Meeting of Stockholders.

                                   SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 28, 1997.


                                   COMPREHENSIVE CARE CORPORATION

                                   By    /s/       CHRISS W. STREET
                                         ---------------------------------------
                                                    Chriss W. Street
                                              (Principal Executive Officer)

                                   By    /s/         KERRI RUPPERT
                                         ---------------------------------------
                                                      Kerri Ruppert
                                                (Principal Financial and
                                                   Accounting Officer)

                                   By    /s/    STUART J. GHERTNER, PH.D.
                                         ---------------------------------------
                                                Stuart J. Ghertner, Ph.D.
                                              (Principal Operating Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.

Signature                                     Title                                 Date
---------                                     -----                                 ----
                                              Chairman,
                                              President and
                                              Chief Executive Officer
 /s/     CHRISS W. STREET                     (Principal Executive Officer)    August 28, 1997
---------------------------------------
Chriss W. Street

                                              Senior Vice President,
                                              Secretary/Treasurer and
                                              Chief Financial Officer
                                              (Principal Financial and
 /s/    KERRI RUPPERT                         Accounting Officer)              August 28, 1997
---------------------------------------
Kerri Ruppert

                                              Chief Operating Officer
/s/    STUART J. GHERTNER, PH.D.              (Principal Operating Officer)    August 28, 1997
---------------------------------------
Stuart J. Ghertner, Ph.D.

 /s/    J. MARVIN FEIGENBAUM                  Vice Chairman                    August 28, 1997
---------------------------------------
J. Marvin Feigenbaum

 /s/   WILLIAM H. BOUCHER                     Director                         August 28, 1997
---------------------------------------
William H. Boucher

 /s/    W. JAMES NICOL                        Director                         August 28, 1997
---------------------------------------
W. James Nicol

 /s/    A. RICHARD PANTULIANO                 Director                         August 28, 1997
---------------------------------------
A. Richard Pantuliano

                                COMPREHENSIVE CARE CORPORATION

                                         EXHIBIT INDEX

                                FISCAL YEAR ENDED MAY 31, 1997


                                                                                       SEQUENTIALLY
EXHIBIT                                                                                    NUMBERED
NUMBER         DESCRIPTION                                                                     PAGE
------         -----------                                                             ------------
11             Computation of Loss Per Share (filed herewith)..........................     65

21             List of the Company's subsidiaries (filed herewith).....................     66

23             Consent of Ernst & Young LLP (filed herewith)...........................     67

27             Financial Data Schedules (filed herewith)...............................     68