Form 10-K405/A
period 1997-05-31
COMPREHENSIVE CARE CORP
filed 1997-09-29
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

                                AMENDMENT NO. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended May 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

     Commission file number 0-5751


                         COMPREHENSIVE CARE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                 95-2594724
----------------------------------------             --------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     1111 Bayside Drive, Suite 100
       Corona del Mar, California                           92625
----------------------------------------             --------------------
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

7 1/2% Convertible Subordinated Debentures due 2010     Over-the Counter
                (Title of Class)

        Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

        At August 25, 1997, the Registrant had 3,432,847 shares of Common Stock outstanding.

                                    PART III

Prefatory Note:
---------------

        This Form 10-K/A is being filed as an amendment to the Registrant's Form 10-K for the fiscal year 1997 filed with the Securities and Exchange Commission on August 29, 1997, for the purpose of including the information required under Items 10, 11, 12 and 13 of Part III in the event that Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders is not filed within 120 days following the end of the Registrant's fiscal year.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

        Executive Officers of Comprehensive Care Corporation and principal subsidiaries are listed on page 13 of this Form 10-K.

        During fiscal 1997, the number of members that comprise the entire Board of Directors is six in number, of which two are Class I directors; two are Class II directors; and two are Class III directors. The three classes serve staggered three-year terms. Directors for each class are elected at the Annual Meeting of Stockholders held in the year in which the term for such class expires and serve for three years. Messrs. William H. Boucher and J. Marvin Feigenbaum were Class I directors whose terms expire at the 1997 Annual Meeting. Messrs. W. James Nicol and A. Richard Pantuliano were Class III directors whose terms expire at the 1998 Annual Meeting. Messrs. Chriss W. Street and John A. McCarthy, Jr. were Class II directors whose terms expire at the 1999 Annual Meeting. Directors who are employees of the Company do not receive any compensation for serving on the Board of Directors of the Company.

        The Directors of the Company and their business experience during the past five years are as follows:

William H. Boucher (Age 65)

        Mr. Boucher is currently a self-employed consultant providing services to the dental, behavioral medicine and pharmaceutical industries. From February 1994 to September 1994, he served as Vice President - Sales for Foundation Health Pharmaceutical Services, a health maintenance organization ("HMO"), and was Vice President - Sales for Diagnostek, Inc., a mail-order pharmacy company, from June 1991 to January 1994. Mr. Boucher was also Vice President - Sales for Qual-Med, an HMO from May 1990 to June 1991, and was Vice President - Sales and Marketing for PCS, Inc., a pharmacy processing company, from April 1980 to September 1989. Mr. Boucher has served as a director of the Company since January 1994.

J. Marvin Feigenbaum (Age 47)

        Mr. Feigenbaum has served as the Chairman and Chief Executive Officer of Nu-Tech Bio Med, Inc. (formerly known as Applied DNA Systems, Inc.), a chemo-sensitivity testing company, since June 1994. For the prior five years thereto, Mr. Feigenbaum acted as an independent consultant in the medical and healthcare industry generally. Mr. Feigenbaum has over 20 years experience in the healthcare industry. Prior to being an independent consultant, Mr. Feigenbaum served as chairman and chief executive officer of Temco Home Health Care Products, Inc. Mr. Feigenbaum is chairman of the board of directors and president and chief executive officer of Nu-Tech Bio-Med Inc., a clinical laboratory which is listed on the small cap market of the NASDAQ stock market. Mr. Feigenbaum is also employed by, and is chief executive officer of Physicians Clinical Laboratories, Inc. ("PCL"), a general clinical laboratory located in the State of California. PCL had, prior to Mr. Feigenbaum's appointment, filed for relief under Chapter 11 of the United States Bankruptcy Code where it continues to operate as a debtor in possession. PCL's securities are not publicly traded. Mr. Feigenbaum is a member of the Entrepreneurship Advisory Council Small Business Research Institute at the University of Albany's School of Business. Mr. Feigenbaum has served as a director of the Company since March 1994.

John A. McCarthy, Jr. (Age 38)

         Mr. McCarthy is a Class II director whose term expires at the 1999 Annual Meeting. Mr. McCarthy has served as President of Concentra Managed Care Services, Inc. and Executive Vice President of Concentra Managed Care, Inc. since August 1997. From August 1996 to August 1997, Mr. McCarthy served as Senior Vice President, Cost Containment Services and Corporate Development of CRA, a wholly-owned subsidiary of Concentra Managed Care, Inc. From August 1994 to August 1996, he served as Vice President of Cost Containment Services and Corporate Development of CRA. From June 1992 to July 1994, Mr. McCarthy was Senior Vice President and Chief Financial Officer of MedChem Products, Inc., a manufacturer of specialty medical products. From March 1989 to June 1992, he was a Partner at Kaufman & Company, an investment banking firm. From August 1987 to February 1989, Mr. McCarthy was an associate at Morgan Stanley & Co. Incorporated, an investment banking firm. Mr. McCarthy has been a director of the Company since September 11, 1997.

W. James Nicol (Age 54)

         Mr. Nicol is a Class III director whose term expires at the 1998 Annual Meeting. Mr. Nicol has served as the chief financial officer of MedFirst Healthcare Services, Inc. since August 11, 1997. From May 1996 to August 10, 1997, Mr. Nicol served as director, president and chief executive officer of Health Management, Inc. Prior to his employment with Health Management, Inc., Mr. Nicol served from May 1995 to October 1995 as senior vice president/chief financial officer of Care Line, Inc. From October 1990 to March 1995, Mr. Nicol served as senior vice president/chief financial officer and treasurer of Quantum Health Resources, Inc., a provider of long-term therapies and support services for chronic disorders. From October 1989 until August 1990, he served as President of the Company, and he served as an Executive Vice President of the Company and in other senior management positions from 1973 through June 1989. Mr. Nicol has served as a director of the Company since 1988 and also served as a director from 1985 to 1987.

A. Richard Pantuliano (Age 52)

         Mr. Pantuliano is a Class III director whose term expires at the 1998 Annual Meeting. Commencing October 1996, Mr. Pantuliano is founder and principal of ARP Associates, a company specializing in human resources consulting. From 1968 to 1996, Mr. Pantuliano held various senior management human resources positions with ITT Corporation. Mr. Pantuliano currently renders independent consulting services to Fruehauf Trailer Corporation, a company in which Mr. Street is a director, president and chief executive officer. Mr. Pantuliano has served as a director of the Company since May 1997.

Chriss W. Street (Age 47)

         Mr. Street is a Class II director whose term expires at the 1999 Annual Meeting. Mr. Street has been employed by the Company since May 1994. Mr. Street was named Interim Chief Executive Officer on May 4, 1994, and in June 1994, he was appointed Chief Executive Officer of the Company. In August 1994, Mr. Street was also appointed President of the Company. Mr. Street is founder and principal of Chriss Street & Company, a corporation specializing in investment banking, financial advisory services, securities trading and factoring. Mr. Street commenced operations of Chriss Street & Company in February 1992, and was managing director for Seider-Amdec Securities, Inc. from 1988 to 1992. Mr. Street served as a director for StreamLogic Corp., formerly known as Micropolis Corporation, from March 1996 to May 1997, where he also served as chairman of the compensation committee. In addition, on June 26, 1997, StreamLogic Corp. filed for relief under Chapter 11 of the United States Bankruptcy Code, and currently operates as a debtor in possession. Mr. Street serves as a director and member of the stock option committee of Nu-Tech Bio-Med, Inc., a company in which Mr. Feigenbaum is chairman of the board of directors, president and chief executive officer (see
Item 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION"). In January 1996, Mr. Street joined the board of directors of the Orange County Employees Retirement System. In June 1996, he joined the board of directors of Fruehauf Trailer Corporation and was appointed chairman in October 1996 and president and chief executive officer in April 1997. On October 1, 1996, Fruehauf Trailer Corporation filed for relief under Chapter 11 of the United States Bankruptcy Code, and currently operates as a debtor in possession. In June 1997, Mr. Street was named a director of Drug Use is Life Abuse. Mr. Street also serves as Chairman of the Board of Directors of the Company and has been a director since November 1993.

ITEM 11.  EXECUTIVE COMPENSATION

        This section discloses the compensation earned by the Company's Chief Executive Officer and its other executive officers whose total salary and bonus for fiscal 1997 exceeded $100,000 (together, these persons are sometimes referred to as the "named executives").

                      TABLE I - SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                       ----------------------              ----------------------
                                                                                            SECURITIES
                                                                    OTHER       RESTRICTED  UNDERLYING   LONG-TERM      ALL
                                                                    ANNUAL        STOCK       OPTIONS/   INCENTIVE     OTHER
                                   FISCAL    SALARY       BONUS   COMPENSATION    AWARDS       SARS       PAYOUTS   COMPENSATION
NAME AND POSITION                   YEAR      ($)          ($)         ($)         ($)          (#)         ($)         ($)
-----------------                  ------  ----------    ------   -----------   ----------    -------     ------    -----------
Chriss W. Street                    1997   245,192(1)    15,947      5,837      589,919(2)     25,000        0      229,508(3)
   Chairman, President and Chief    1996   207,324            0      9,225       43,780       100,000        0        1,495(11)
   Executive Officer                1995   153,711            0          0            0       150,000        0            0

Stuart J. Ghertner (4)              1997   158,958(5)    21,667     27,500(6)         0       125,000        0            0
 Chief Operating Officer

Ronald G. Hersch (7)                1997    97,500            0    110,688            0       110,688        0          789(11)
  Vice President-Strategic          1996   141,000            0     30,639(7)    46,750        20,000        0          928(11)
  Planning & Business Development   1995   102,635            0          0(8)         0        21,500        0            0

Drew Q. Miller (9)                  1997    37,290            0      1,016            0             0        0          257(11)
  Senior Vice President and         1996   141,491        7,946          0            0        20,000        0        1,003(11)
  Chief Operating Officer           1995    68,999(10)        0          0            0        20,000        0            0

Kerri Ruppert                       1997   121,289       33,020          0            0        18,500        0        1,076(11)
  Senior Vice President, Chief      1996   116,554       26,453          0            0        17,500        0          837(11)
  Financial Officer and             1995   122,493            0          0            0        19,000        0          970(11)
  Secretary/Treasurer


--------------------
 (1) Does not include a car allowance of $16,413 paid by the Company and in accordance with Mr. Street's employment agreement.

 (2) In September 1995, the Board of Directors granted and issued to its President and Chief Executive Officer, 100,000 Restricted Shares of its Common Stock, $0.01 par value. The Restricted Shares are subject to vesting at the rate of 5,000 Restricted Shares per fiscal year over a 20-year period. The vesting of the Restricted Shares is subject to acceleration upon the occurrence of certain events of acceleration as described below. As of May 31, 1997, 47,000 Restricted Shares were vested and 53,000 Restricted Shares were unvested; however, the holder has the sole voting power.

 (3) Represents $227,589 of a one-time bonus for taxes payable due to the acceleration of Restricted Shares and $1,919 in amounts contributed by the Company to Mr. Street's 401(k) Plan account.

 (4) Dr. Ghertner was employed by the Company on January 1,1997. Accordingly, amounts shown for Dr. Ghertner only reflect compensation that he earned from his date of hire through the end of fiscal 1997.

 (5) Between August 6, 1996 through December 31, 1996, Dr. Ghertner served as an independent consultant to the Company for which he received an aggregate compensation of $93,000.

 (6) Represents compensation expense related to the vesting of options which were not performance related.

 (7) Dr. Hersch was employed by the Company on August 17, 1995. Accordingly, amounts shown for fiscal 1995 for Dr. Hersch only reflect compensation that he earned from his date of hire through the end of fiscal 1995.

 (8) Represents amounts paid by the Company to Dr. Hersch pertaining to his relocation to Tampa, Florida.

 (9) Mr. Miller was employed on November 1, 1994. Accordingly, amounts shown for fiscal 1995 for Mr. Miller only reflect compensation that he earned from November 1, 1994 to the end of fiscal 1995.

(10) Does not include amounts paid by the Company for the purchase of certain assets of Alternative Psychiatric Centers, Inc. ("APC") from Mr. Miller, President and sole shareholder of APC. Such purchase price was $50,000 and included the assumption by the Company of certain operating leases.

(11) Represents amounts contributed by the Company to the indicated person's 401(k) Plan account.


EMPLOYMENT AGREEMENTS

         The Company is party to an amended and restated employment agreement with Mr. Chriss W. Street that has a term expiring on December 31, 1998. Mr. Street's employment agreement as amended on November 1, 1995 provides for a salary at the rate of $250,000 per annum. In addition, Mr. Street is provided with health insurance and other benefits and a policy of life insurance. He also receives an auto allowance of $500 per month and reimbursement for expenses incurred on behalf of the Company and in connection with the performance of his duties. The agreement obligates the Company to use its best efforts to cause Mr. Street to continue to be elected as a Class II director, and as Chairman of its Board of Directors. The agreement provides that the Company procure Directors and Officers Liability Insurance in an amount not less than $1.0 million. Mr. Street's employment agreement provides that in the event of a change of control of the Company as defined, Mr. Street will be paid for the remainder of the unexpired term of his agreement plus two times the sum of Mr. Street's then prevailing base salary.

         During fiscal 1997, certain objective non-discretionary conditions for acceleration related to the vesting of 37,000 Restricted Shares granted to the CEO were achieved. Based on increases in the fair market value of the Company's Common Stock, the Company provided for compensation expenses of $0.5 million for the acceleration of 37,000 Restricted Shares; to be earned in the fiscal year ended May 31, 1997. In addition, the estimated bonus payments for income taxes as provided for in the employment agreement were approximately $0.2 million during fiscal 1997.

         The Company entered into an employment agreement with Dr. Stuart J. Ghertner effective January 1, 1997, and which had a term expiring on December 31, 1998. Dr. Ghertner's employment agreement provided for a salary at the rate of $175,000 per annum. In conjunction with this employment agreement, the Company granted options to purchase 120,000 shares of Common Stock. The vesting of 100,000 options was subject to certain performance-related criteria related to quarterly revenues from operations and net earnings before taxes. In the event Dr. Ghertner is terminated for cause or resigns without good reason as defined, any unvested options would be forfeited. Effective September 21, 1997, Dr. Ghertner resigned as an officer of the Company and all unvested performance based options will lapse and terminate.

         Furthermore, in connection with the Company's indemnification program for executive officers and directors, Messrs. Street, Boucher, Feigenbaum, Ghertner, McCarthy, Nicol and Pantuliano and Ms. Kerri Ruppert (Chief Financial Officer of the Company during the Company's last fiscal year), as well as three former directors and two former executive officers, are entitled to indemnification and are beneficiaries of the directors and officers indemnification trust (as described below). The Company's Directors and Officers Trust Agreement dated February 27, 1995 (the "Trust Agreement"), provides for the establishment of a trust (the "Trust") with a minimum three-year term to provide a source for certain payments required to be made under the indemnification agreements (each an "Indemnification Agreement"), between the Company and certain of its officers and members of the Board of Directors of the Company (each an "Indemnitee") granted for the purpose of indemnifying each to the maximum extent permitted by law and such Indemnification Agreements from and against any investigation, claim, action, suit or proceeding against them or involving them relating to or arising from acts taken or refrained from being taken in any capacity on behalf of the Company or while serving in an official capacity.

         The Company considers it desirable to provide each Indemnitee with specified assurances that the Company can and will honor the Company's obligations under the Indemnification Agreements, including a policy of insurance to provide for directors and officers liability coverage and the transfer of $250,000 cash to the Trustee in an amount intended to provide for future insurance deductibles. For the converting of their Insurance Policy or Policies, which are held by the Company, the Trust Fund is held by a Trustee separate and apart from other assets of the Company. The Trust is irrevocable by the Company, but automatically shall terminate when all assets of the Trust Fund have been distributed. Termination of the Trust shall not relieve the Company of its remaining liabilities and obligations under each Indemnification Agreement. The capitalized terms below have the meanings given to them in the Trust Agreement.

         Upon written demand for payment by the person designated in the Trust Agreement as Beneficiary Representative accompanied by a "Notice of Qualification" (as defined below), the Trustee shall pay the person designated in the Trust Agreement ("Underwriter") to administer the payments to the amounts of Indemnitees an amount not greater than the balance, if any, of the specified bookkeeping account ("Account") recorded by the Trustee for each Indemnitee. A "Notice of Qualification" is a written statement by the Beneficiary Representative which (i) states the date and action on which the policyholder is obligated to Indemnitee(s) under the terms of the Indemnification Agreement,
(ii) certifies that, pursuant to the terms of the Indemnification Agreement, the Indemnitees are entitled to payment thereunder as a result of the investigation, claim, action, suit or proceeding, and (iii) states the amount of the payment to which the Underwriter is entitled. Upon the receipt of a demand, the Trustee promptly shall inform the Company of such receipt by courier delivery to the Company of written notice thereof. Subject to any contrary order issued by a court of competent jurisdiction, a payment made pursuant to this Section may be made without the approval or direction of the Company, and shall be made despite any direction to the contrary by the Company. Prior to the time, amounts are to be paid to the Underwriter or his designee from the Trust Fund as described above, Indemnitees have no preferred claim or beneficial ownership interest in trust funds, and their rights are merely unsecured contractual rights.

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

EXECUTIVE TERMINATION AGREEMENTS

         For information related to the termination benefits for Mr. Street, see the description of the amended and restated employment agreement and Restricted Shares with Mr. Street under "Contracts with Executives".

                     TABLE II - OPTIONS HELD AT MAY 31, 1997

         The following tables present information regarding the number of unexercised options held by the Company's named executives at May 31, 1997. Three of the Company's named executives exercised options for 85,332 shares of the Company's Common Stock in fiscal 1997. No stock appreciation rights were granted or held by such persons during fiscal 1997.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                                  % OF TOTAL
                                                   OPTIONS
                                                  GRANTED TO      EXERCISE                            GRANT DATE
                                 OPTIONS         EMPLOYEES IN     PRICE PER         EXPIRATION         PRESENT
NAME                             GRANTED         FISCAL YEAR        SHARE              DATE            VALUE(1)
----                             -------         -----------      ---------         ----------        ----------
Chriss W. Street(2)               25,000               7%         $  7.875            8/25/06            $3.66
Stuart J. Ghertner(3)              5,000               1             7.875            8/25/06             3.66
                                 120,000              35            11.375            1/01/07             5.88
Kerri Ruppert(4)                  18,500               5             7.875            8/23/06             3.66
                                 -------
                                 168,500
                                 =======

------------------

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

(2) Includes 25,000 options under a restricted stock grant under the 1988 Incentive Stock Option Plan ("ISO Plan") and Non-statutory Plan ("NSO Plan").

(3) Includes 5,000 options granted under the NSO Plan and 120,000 options, of which 100,000 are performance-based, granted under the 1995 Incentive Plan. Effective September 12, 1997, Dr. Ghertner resigned as an officer of the Company for personal reasons. Accordingly, all 100,000 performance-based options will expire and not be exercisable.

(4)      Includes 18,500 options granted under the ISO/NSO Plans.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND AGGREGATED FISCAL YEAR-END OPTION VALUE

                                                                                             VALUE OF
                                                                       NUMBER OF            UNEXERCISED
                                                                      UNEXERCISED          IN-THE-MONEY
                                                                      OPTIONS AT            OPTIONS AT
                         SHARES                                   FISCAL YEAR-END (1)   FISCAL YEAR-END (2)
                       ACQUIRED ON               VALUE               EXERCISABLE/          EXERCISABLE/
       NAME            EXERCISE (#)            REALIZED ($)          UNEXERCISABLE         UNEXERCISABLE
       ----            ------------            ------------       -------------------   -------------------
Chriss W. Street (3)          0                                      152,000/73,000      $921,625/$331,500
Stuart J. Ghertner        5,000                     35,625           20,000/100,000         52,500/262,500
Ronald G. Hersch         40,332                   ________                      0/0                    0/0
Drew Q. Miller           40,000                        0/0                      0/0                    0/0
Kerri Ruppert                 0                          0             51,500/5,000         323,565/38,750


----------------

(1) The numbers of options granted prior to October 21, 1994, have been adjusted for the ten-for-one reverse stock split which was effective October 21, 1994.

(2) Calculated on the basis of the closing sale price per share for the Company's Common Stock on the New York Stock Exchange of $14.00 on May 31, 1997. Value was calculated on the basis of the difference between the option exercise price and $14.00 multiplied by the number of shares of Common Stock underlying the respective options.

(3) Exercisable options includes options for 40,000, 25,000, 20,000 and 20,000 shares granted in the Company's 1988 Incentive Stock Option and Non-statutory Plans at $6.25, $7.875, $8.00 and $10.00 per share, respectively. Such options vest on March 7, 1995 and 1996, respectively. Exercisable options also include 47,000 shares issued under a Restricted Stock Grant in the 1995 Incentive Plan at $8.50 per share. Unexercisable options include options for 20,000 shares in the Company's 1988 Incentive Stock Option Plan at $12.00 per share and vesting on March 7, 1998. Unexercisable options also include 53,000 shares issued under a Restricted Stock Grant in the 1995 Incentive Plan at $8.50 per share and vesting over the next nineteen years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information concerning the beneficial ownership of Common Stock by the directors of the Company, the executive officers named in the Summary Compensation Table included elsewhere herein and all directors and executive officers as a group. Such information is given as of September 19, 1997. According to rules adopted by the Securities and Exchange Commission, a person is the "beneficial owner" of securities if he or she has, or shares, the power to vote them or to direct their investment. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the Percent of Class column indicates beneficial ownership of less than 1% of the outstanding Common Stock.


       NAME OF                           AMOUNT AND NATURE OF        PERCENT
   BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP        OF CLASS
   ----------------                      --------------------        --------
William H. Boucher                             20,000(1)                 *
J. Marvin Feigenbaum                           26,666(2)                 *
Stuart J. Ghertner, Ph.D.                      20,000(3)                 *
Lindner Funds (4)                             593,833                 17.3%
Ronald G. Hersch, Ph.D.                         2,500(5)                 *
Drew Q. Miller                                      0(6)                 *
W. James Nicol                                 21,397(7)                 *
A. Richard Pantuliano                           2,500(8)                 *
Kerri Ruppert                                  56,500(9)               1.6%
Chriss W. Street                             211,560(10)               6.2%
All executive officers and
  directors as a group (8 persons)           361,123(11)              10.5%


-------------------

 (1) Includes 20,000 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement.

 (2) Includes 26,666 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement.

 (3) Includes 20,000 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement. Dr. Ghertner was appointed Interim Chief Operating Officer of the Company on August 15, 1996; and on September 3, 1996, was named Interim President of the Company's majority owned subsidiary, Comprehensive Behavioral Care, Inc. ("Comprehensive Behavioral"). On January 1, 1997, Dr. Ghertner was named Chief Operating Officer of the Company and President of Comprehensive Behavioral. Dr. Ghertner tendered his resignation effective September 12, 1997.

 (4) The mailing address of Lindner Funds is c/o Ryback Management Corporation, 7711 Carondelet Avenue, Suite 700, St. Louis, Missouri 63105. Includes approximately 343,833 shares currently reserved for issuance upon conversion of 41,160 shares of Preferred Stock and 250,000 shares sold under an Amended Common Stock Purchase Agreement dated June 29, 1995. Lindner Funds, as described in its Schedule 13G, holds the shares and convertible debt in more than one fund.

 (5) On September 3, 1996, Dr. Hersch was named Vice President - Strategic Planning & Business Development for the Company. On October 15, 1996, Dr. Hersch resigned from the Company as an officer and from all positions effective January 15, 1997. Inclusion of Dr. Hersch on this table is only by reason of inclusion in the Summary Compensation Table. Dr. Hersch's mailing address is 324 Brightwaters Blvd., St. Petersburg, Florida 33704.

 (6) Mr. Drew Miller was an executive officer of the Company until August 14, 1996; at which time he resigned as Senior Vice President and Chief Operating Officer. Inclusion of Mr. Miller on this table is only by reason of inclusion in the Summary Compensation Table. Mr. Miller's mailing address is 10071 High Cliff Drive, Santa Ana, California 92705.

 (7) Includes 564 shares held by Mr. Nicol's spouse as custodian for their three children, and 20,833 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement.

 (8) Includes 2,500 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement.

 (9) Consists of 56,500 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement.

(10) Includes 6,560 shares held directly and 105,000 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement. Also includes 47,000 vested shares and 53,000 Restricted Shares under a Restricted Stock Agreement over which the holder has the sole voting power.

(11) Includes a total of 304,499 shares subject to outstanding options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement, and 53,000 shares of restricted stock over which the holder has sole voting power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1997, recommendations and administrative decisions regarding the compensation of the Company's executives were made by the Compensation Committee of the Board of Directors, which is currently comprised entirely of persons who are not officers or employees of the Company. Mr. Nicol, who served as a director of the Company and a member of the Compensation Committee during fiscal 1997, served as President of the Company from October 1989 until August 1990 and as an Executive Vice President of the Company and in other senior management positions from 1973 through June 1989.

         Mr. Street is a director of the Company and serves on the stock option committee of the board of directors of Nu-Tech Bio-Med, Inc. Mr. Feigenbaum, the Company's Vice-Chairman and also the Chairman of the Compensation Committee, is also the chairman of Nu-Tech Bio-Med, Inc.

CERTAIN TRANSACTIONS

         Mr. Rudy R. Miller served as a director of the Company and Chairman of the Audit Committee for five and one-half months of fiscal 1996 until his resignation on November 15, 1995. During such time and through December 31, 1995, the Company had engaged The Miller Group, of which Mr. Rudy Miller was a principal, to provide investor relations services at a monthly rate of $5,500 (exclusive of out-of-pocket expenses).

         The Company has from time to time engaged and compensated firms for the purpose of advising, structuring and negotiating the private placement of securities. During fiscal 1995, the Company's Board of Directors approved the payment to Chriss Street & Co., an investment banking firm affiliated and controlled by Chriss W. Street, the Company's Chairman, President and Chief Executive Officer, of fees aggregating $100,000 based upon its determination that the amount of the investment banking fees charged were reasonable and on terms at least as favorable as the terms available from other professionals rendering such services. The Audit Committee reviewed the fees submitted by Chriss Street & Co. and the Chairman recommended approval of the fees based upon an independent investment banking firm's opinion that the fees were standard market rate for the transaction.

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

                                   SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, September 29, 1997.


                                          COMPREHENSIVE CARE CORPORATION

                                          By: /s/ CHRISS W. STREET
                                          -----------------------------
                                                  Chriss W. Street
                                          (Principal Executive Officer)