Form 10-K405/A
period 1997-05-31
COMPREHENSIVE CARE CORP
filed 1997-10-03
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


                                AMENDMENT NO. 2


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

        At August 25, 1997, the Registrant had 3,432,847 shares of Common Stock outstanding.

                                    PART III

Prefatory Note:
---------------


        This Form 10K-A/2 is being filed as an amendment to the Registrant's Form 10-K for the fiscal year 1997 filed with the Securities and Exchange Commission on August 29, 1997, for the purpose of correcting certain non-material numerical information required under Items 11 and 12 of Part III filed under cover of Form 10K-A/1 on September 29, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

        This section discloses the compensation earned by the Company's Chief Executive Officer and its other executive officers whose total salary and bonus for fiscal 1997 exceeded $100,000 (together, these persons are sometimes referred to as the "named executives").


                      TABLE I - SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                                       ----------------------              ----------------------
                                                                                            SECURITIES
                                                                    OTHER       RESTRICTED  UNDERLYING   LONG-TERM      ALL
                                                                    ANNUAL        STOCK       OPTIONS/   INCENTIVE     OTHER
                                   FISCAL    SALARY       BONUS   COMPENSATION    AWARDS       SARS       PAYOUTS   COMPENSATION
NAME AND POSITION                   YEAR      ($)          ($)         ($)         ($)          (#)         ($)         ($)
-----------------                  ------  ----------    ------   -----------   ----------    -------     ------    -----------
Chriss W. Street                    1997   245,192(1)    15,947      5,837      589,919(2)     25,000        0      229,508(3)
   Chairman, President and Chief    1996   207,324            0      9,225       43,780       100,000        0        1,495(11)
   Executive Officer                1995   153,711            0          0            0       150,000        0            0

Stuart J. Ghertner (4)              1997   158,958(5)    21,667     27,500(6)         0       125,000        0            0
 Chief Operating Officer

Ronald G. Hersch (7)                1997    97,500            0    110,688            0             0        0          789(11)
  Vice President-Strategic          1996   141,000            0     30,639(8)    46,750        20,000        0          928(11)
  Planning & Business Development   1995   102,635            0          0            0        21,500        0            0

Drew Q. Miller (9)                  1997    37,290            0      1,016            0             0        0          257(11)
  Senior Vice President and         1996   141,491        7,946          0            0        20,000        0        1,003(11)
  Chief Operating Officer           1995    68,999(10)        0          0            0        20,000        0            0

Kerri Ruppert                       1997   121,289       33,020          0            0        18,500        0        1,076(11)
  Senior Vice President, Chief      1996   116,554       26,453          0            0        17,500        0          837(11)
  Financial Officer and             1995   122,493            0          0            0        19,000        0          970(11)
  Secretary/Treasurer (12)

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

(12) Ms. Ruppert ceased being an Executive Officer of the Company on September 29, 1997.

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


         Furthermore, in connection with the Company's indemnification program for executive officers and directors, Messrs. Street, Boucher, Feigenbaum, Ghertner, McCarthy, Nicol and Pantuliano and Ms. Kerri Ruppert (Chief Financial Officer of the Company during the Company's last fiscal year), as well as three former directors and three former executive officers, are entitled to indemnification and are beneficiaries of the directors and officers indemnification trust (as described below). The Company's Directors and Officers Trust Agreement dated February 27, 1995 (the "Trust Agreement"), provides for the establishment of a trust (the "Trust") with a minimum three-year term to provide a source for certain payments required to be made under the indemnification agreements (each an "Indemnification Agreement"), between the Company and certain of its officers and members of the Board of Directors of the Company (each an "Indemnitee") granted for the purpose of indemnifying each to the maximum extent permitted by law and such Indemnification Agreements from and against any investigation, claim, action, suit or proceeding against them or involving them relating to or arising from acts taken or refrained from being taken in any capacity on behalf of the Company or while serving in an official capacity.


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

                     TABLE II - OPTIONS HELD AT MAY 31, 1997


         The following tables present information regarding the number of unexercised options held by the Company's named executives at May 31, 1997. Three of the Company's named executives exercised options for 79,832 shares of the Company's Common Stock in fiscal 1997. No stock appreciation rights were granted or held by such persons during fiscal 1997.


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

(4) Includes 18,500 options granted under the ISO/NSO Plans. Ms. Ruppert ceased as an Executive Officer on September 29, 1997.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND AGGREGATED FISCAL YEAR-END OPTION VALUE


                                                                                             VALUE OF
                                                                       NUMBER OF            UNEXERCISED
                                                                      UNEXERCISED          IN-THE-MONEY
                                                                      OPTIONS AT            OPTIONS AT
                         SHARES                                   FISCAL YEAR-END (1)   FISCAL YEAR-END (2)
                       ACQUIRED ON               VALUE               EXERCISABLE/          EXERCISABLE/
       NAME            EXERCISE (#)            REALIZED ($)          UNEXERCISABLE         UNEXERCISABLE
       ----            ------------            ------------       -------------------   -------------------
Chriss W. Street (3)          0                          0           152,000/73,000      $921,625/$331,500
Stuart J. Ghertner        5,000                     35,625           20,000/100,000         52,500/262,500
Ronald G. Hersch         34,832                    295,684                      0/0                    0/0
Drew Q. Miller           40,000                    133,200                      0/0                    0/0
Kerri Ruppert                 0                          0             51,500/5,000         323,565/38,750



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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information concerning the beneficial ownership of Common Stock by the directors of the Company, the executive officers named in the Summary Compensation Table included elsewhere herein and all directors and executive officers as a group. Such information is given as of October 3, 1997. According to rules adopted by the Securities and Exchange Commission, a person is the "beneficial owner" of securities if he or she has, or shares, the power to vote them or to direct their investment. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the Percent of Class column indicates beneficial ownership of less than 1% of the outstanding Common Stock.



       NAME OF                           AMOUNT AND NATURE OF        PERCENT
   BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP        OF CLASS
   ----------------                      --------------------        --------
William H. Boucher                             20,000(1)                 *
J. Marvin Feigenbaum                           26,666(2)                 *
Stuart J. Ghertner, Ph.D.                      20,000(3)                 *
Lindner Funds (4)                             593,820                 17.3%
Ronald G. Hersch, Ph.D.                         2,500(5)                 *
Drew Q. Miller                                      0(6)                 *
W. James Nicol                                 21,397(7)                 *
A. Richard Pantuliano                               0(8)                 *
John A. McCarthy, Jr. (8)                           0                    *
Kerri Ruppert                                  56,500(9)               1.6%
Carol Pollack (11)                                  0                    *
Chriss W. Street                             211,560(10)               6.2%
All executive officers and
  directors as a group (6 persons)           361,123(12)              10.5%



-------------------

 (1) Includes 20,000 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement.

 (2) Includes 26,666 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement.

 (3) Includes 20,000 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement. Dr. Ghertner was appointed Interim Chief Operating Officer of the Company on August 15, 1996; and on September 3, 1996, was named Interim President of the Company's majority owned subsidiary, Comprehensive Behavioral Care, Inc. ("Comprehensive Behavioral"). On January 1, 1997, Dr. Ghertner was named Chief Operating Officer of the Company and President of Comprehensive Behavioral. Dr. Ghertner tendered his resignation effective September 12, 1997.
        Dr. Ghertner's mailing address is 25 Pheasant Ridge Drive, Henderson, Nevada 89014.


 (4) The mailing address of Lindner Funds is c/o Ryback Management Corporation, 7711 Carondelet Avenue, Suite 700, St. Louis, Missouri 63105. Includes approximately 343,820 shares as the result of the conversion of 41,160 shares of Preferred Stock and 250,000 shares sold under an Amended Common Stock Purchase Agreement dated June 29, 1995. Lindner Funds, as described in its Amendment No. 3 to
        Schedule 13G dated June 23, 1997, holds the shares and convertible debt in more than one fund.

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

 (9) Consists of 56,500 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement. Ms. Ruppert ceased to be an Executive Officer on September 29, 1997.

(10) Includes 6,560 shares held directly and 105,000 shares subject to options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement. Also includes 47,000 vested shares and 53,000 Restricted Shares under a Restricted Stock Agreement over which the holder has the sole voting power.

(11) Ms. Pollack was appointed as Interim Chief Financial Officer of the Company on September 30, 1997.

(12) Includes a total of 304,499 shares subject to outstanding options that are presently exercisable or exercisable within 60 days of the date of this Proxy Statement, and 53,000 shares of restricted stock over which the holder has sole voting power.

                                   SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, October 3, 1997.



                                          COMPREHENSIVE CARE CORPORATION

                                          By: /s/ CHRISS W. STREET
                                          -----------------------------
                                                  Chriss W. Street
                                          (Principal Executive Officer)