Form 10-Q
period 1997-08-31
COMPREHENSIVE CARE CORP
filed 1997-10-15
CIK 22872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended August 31, 1997
                          ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to ______________

     Commission File Number 0-5751
                            ------

                         COMPREHENSIVE CARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      95-2594724
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


        1111 Bayside Drive, Suite 100; Corona del Mar, California 92625
        ---------------------------------------------------------------
             (Address of principal executive offices and zip code)

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
                                                                Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Classes                             Outstanding at October 15, 1997
--------------------------------------           -------------------------------
Common Stock, par value $.01 per share                      3,440,846

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 -----------------------------------------------

                                      Index
                                      -----

Part I - Financial Information

     Item 1.  -  Condensed Consolidated Financial Statements

         Condensed consolidated balance sheets,
             August 31, 1997 and May 31, 1997....................................................        3

         Condensed consolidated statements of operations for
             the three months ended August 31, 1997 and August 31, 1996..........................        4

         Condensed consolidated statements of cash flows for
             the three months ended August 31, 1997 and August 31, 1996..........................        5

         Notes to condensed consolidated financial statements....................................        6

     Item 2. -  Management's discussion and analysis of financial condition and
                   results of operations.........................................................       12


Part II - Other Information

     Item 1. -  Legal Proceedings................................................................       21

     Item 3. -  Continued Listing on NYSE........................................................       22

     Item 6. -  Exhibits and Reports on Form 8-K.................................................       22

     Signatures..................................................................................       23

PART I.  -  FINANCIAL INFORMATION

ITEM 1. -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                (Dollars in thousands, except per share amounts)

                                                                                 August 31,      May 31,
                                                                                    1997          1997
                                                                                 ----------     --------
ASSETS                                                                           (Unaudited)     (Note)
Current assets:
      Cash and cash equivalents .............................................     $  4,816      $  3,991
      Accounts receivable, less allowance for
           doubtful accounts of $1,000 and $883 .............................        1,615         1,988
      Other receivables .....................................................        2,476         2,486
      Property and equipment held for sale ..................................           --         2,797
      Other current assets ..................................................          275           259
                                                                                  --------      --------
Total current assets ........................................................        9,182        11,521
                                                                                  --------      --------
Property and equipment ......................................................       10,823        10,138
Less accumulated depreciation and amortization ..............................       (3,976)       (3,820)
                                                                                  --------      --------
Net property and equipment ..................................................        6,847         6,318
                                                                                  --------      --------
Property and equipment held for sale ........................................        1,910         1,910
Notes receivable ............................................................        1,936         1,941
Goodwill, net ...............................................................        1,499         1,567
Other assets ................................................................        2,636         1,489
                                                                                  --------      --------
Total assets ................................................................     $ 24,010      $ 24,746
                                                                                  ========      ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable and accrued liabilities .............................     $  5,203      $  5,152
      Accrued claims payable ................................................        6,398         6,256
       Current maturities of long-term debt .................................            2            46
      Unbenefited tax refunds received ......................................       12,092        12,092
      Income taxes payable ..................................................          363           362
                                                                                  --------      --------
Total current liabilities ...................................................       24,058        23,908
                                                                                  --------      --------
Long-term debt, excluding current maturities ................................        2,706         2,712
Other liabilities ...........................................................          675           696
Commitments and contingencies (see Notes 2 and 6) Stockholders' deficit:
      Preferred stock, $50.00 par value; authorized 60,000 shares; issued and outstanding 41,260 shares of Series A Non-Voting 4% Cumulative
         Convertible Preferred Stock at redemption value ....................        2,115         2,094
      Common stock, $.01 par value; authorized 12,500,000 shares; issued and
           outstanding 3,421,513 and 3,427,516 shares .......................           34            34
      Additional paid-in capital ............................................       48,843        48,888
      Accumulated deficit ...................................................      (54,421)      (53,586)
                                                                                  --------      --------
           Total stockholders' deficit ......................................       (3,429)       (2,570)
                                                                                  --------      --------
Total liabilities and stockholders' deficit .................................     $ 24,010      $ 24,746
                                                                                  ========      ========

Note: The balance sheet at May 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)
                                   -----------
                (Dollars in thousands, except per share amounts)

                                                        Three Months Ended
                                                      -----------------------
                                                      August 31,   August 31,
                                                        1997         1996
                                                      ----------   ----------
Revenues:
     Operating revenues .........................     $ 10,888      $  8,993

Costs and expenses:
     Direct healthcare operating expenses .......       10,369         8,169
     General and administrative expenses ........        1,150         1,654
     Restructuring expenses .....................           --           195
     Provision for doubtful accounts ............          175            47
     Depreciation and amortization ..............          189           162
                                                      --------      --------
                                                        11,883        10,227
                                                      --------      --------
Loss from operations ............................         (995)       (1,234)

Other (income)/expenses:
     Gain on sale of assets .....................         (157)           (6)
     Loss on sale of assets .....................            8            --
     Non-operating loss .........................           --           250
     Interest income ............................         (113)          (45)
     Interest expense ...........................           63           336
                                                      --------      --------
Loss before income taxes ........................         (796)       (1,769)
                                                      --------      --------
Provision (benefit) for income taxes ............           18            (1)
                                                      --------      --------
Net loss ........................................     $   (814)     $ (1,768)
                                                      --------      --------
Dividends on convertible preferred stock ........           21            --
                                                      --------      --------
Net loss attributable to common stockholders ....     $   (835)     $ (1,768)
                                                      ========      ========
Loss per common share:
     Net loss attributable to common stockholders     $  (0.25)     $  (0.62)
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

                                                                                 Three Months Ended
                                                                               -----------------------
                                                                               August 31,   August 31,
                                                                                 1997         1996
                                                                               ----------   ----------
Cash flows from operating activities:
     Net loss .............................................................     $  (814)     $(1,768)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ........................................         189          162
     Provision for doubtful accounts ......................................         175           47
     Gain on sale of assets ...............................................        (157)          (6)
     Loss on sale of assets ...............................................           8           --
     Decrease (increase) in accounts receivable ...........................         198         (730)
     Decrease in other receivables ........................................          15           15
     Decrease (increase) in other current assets and other assets .........      (1,176)         150
     Increase (decrease) in accounts payable and accrued liabilities ......        (184)         250
     Increase (decrease) in income taxes payable ..........................           1          (20)
     Increase in other non-current liabilities ............................         356            2
                                                                                -------      -------
       Net cash used in operating activities ..............................      (1,389)      (1,898)
                                                                                -------      -------
Cash flows from investing activities:
     Proceeds from sale of property and equipment (operating and
     held for sale) .......................................................       2,954          394
     Additions to property and equipment ..................................        (690)        (182)
                                                                                -------      -------
       Net cash provided by investing activities ..........................       2,264          212
                                                                                -------      -------
Cash flows from financing activities:
     Bank and other borrowings ............................................          16           --
     Repayment of debt ....................................................         (66)        (392)
                                                                                -------      -------
       Net cash used in financing activities ..............................         (50)        (392)
                                                                                -------      -------
Net increase (decrease) in cash and cash equivalents ......................         825       (2,078)
Cash and cash equivalents at beginning of period ..........................       3,991        4,433
                                                                                -------      -------
Cash and cash equivalents at end of period ................................     $ 4,816      $ 2,355
                                                                                =======      =======

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997
                                   (unaudited)

Note 1 --  Basis of Presentation
--------------------------------

         The condensed consolidated balance sheet as of August 31, 1997 and the related condensed consolidated statements of operations and cash flows for the three month periods ended August 31, 1997 and August 31, 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended August 31, 1997 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

         The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended May 31, 1997, on file with the Securities and Exchange Commission, provide additional disclosures and a further description of accounting policies.

         The Company's financial statements are presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred significant losses from operations in fiscal 1997 and reported an operating loss for the first quarter of fiscal 1998. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems and the realization of the Company's plan of operations and the condensed consolidated financial statements do not include any adjustments that might result from an unfavorable outcome of this uncertainty (see Note 2-- "Operating Losses and Liquidity").

         The weighted average number of shares outstanding used to compute loss per share were 3,371,000 for the three months ended August 31, 1997 and 2,855,000 for the three months ended August 31, 1996.

NOTE 2 --  OPERATING LOSSES AND LIQUIDITY
-----------------------------------------

         At August 31, 1997, the Company had cash and cash equivalents of $4.8 million. The Company used $1.4 million in its operating activities, provided $2.3 million from its investing activities and utilized $50,000 in its financing activities. The Company reported a net loss of $0.8 million for the quarter ended August 31, 1997, versus a net loss of $1.8 million for the quarter ended August 31, 1996. As a result, the Company has an accumulated deficit of $54.4 million and a total stockholders' deficiency of $3.4 million as of August 31, 1997. Additionally, the Company's current assets at August 31, 1997 amounted to approximately $9.2 million and current liabilities were approximately $24.1 million, resulting in working capital deficiency of approximately $14.9 million and a negative current ratio of 1:2.6. Included in current liabilities is $12.1 million of unbenefitted tax refunds received (see Note 5-- "Income Taxes"). The Company's primary use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund operations while it seeks to dispose of its freestanding facility held for sale.

          Included in non-current assets is one hospital facility designated as property and equipment held for sale with a total carrying value of $1.9 million. On June 4, 1997, the Company sold one of its non-operating facilities for a gain of $0.2 million. The Company used the proceeds from the sale of the facility for working capital purposes.

         During fiscal 1997, the Company completed its Debenture Exchange Offer. In addition to recognizing a gain on the Exchange of $2.2 million, the Exchange resulted in a reduction of debt of $6.8 million with the remaining $2.7 million in Debentures due in 2010. The Debenture Exchange will also result in a reduction of interest expense for future periods. The bondholders also consented to the waiver and elimination of the Debenture sinking fund. Annual sinking fund installments of 5 percent would have been payable commencing in April 1996 and continuing annually through April 2009. During the third quarter of fiscal 1997, the Company exchanged its Secured Convertible Note into Series A Non-Voting 4% Cumulative Convertible Preferred Stock and also exchanged a minority interest in one

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997
                                   (unaudited)

of its subsidiaries into 100,000 shares of its Common Stock (see Note 3-- "Acquisitions and Dispositions"). As a result of the above transactions, current liabilities were reduced by $11.5 million, non-current liabilities were increased by $1.6 million, and stockholders' deficit was improved by $5.3 million. These transactions also reduced the Company's future cash obligations with the significant reduction in debt, interest expense and future sinking fund requirements.

         The Company also has the following potential sources of cash to fund additional operating needs:

         o A firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15 percent fully secured Company notes due no earlier than November 1998 if offered by the Company.

         o Included in assets held for sale (non-current) is one hospital facility designated as property and equipment held for sale with a total carrying value of $1.9 million. The Company expects to sell this facility during fiscal 1998.

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

         Based upon current levels of operation and cash on hand of $4.8 million and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital to meet obligations as they become due; however, the ultimate resolution of the Company's entitlement to certain IRS refund claims, the occurrence of business or economic conditions beyond the control of the Company or the loss of existing contracts from which cash from operations is internally generated or the inability to conclude pending contract proposals may adversely affect the adequacy of such working capital.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

         In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Most of the Company's inpatient freestanding facilities have been sold. Management continues to implement plans for expanding the Company's managed care and behavioral medicine contract management operations. During fiscal 1997, the Company established an additional restructuring reserve of $0.2 million for severance and other cash outlays related to the planned closure and disposition of contract units which occurred during the first quarter of fiscal 1997. The impact of this restructuring is approximately $0.2 million and is reflected in the Company's statements of operations for the first quarter of fiscal 1997. The following table sets forth the activity to the restructuring reserve during the first quarter of fiscal 1998:

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997
                                   (unaudited)

                                                     CHARGES
                                    MAY 31,  -------------------------    AUGUST 31,
                                     1997    INCOME  EXPENSE  PAYMENTS      1997
                                     ----    ------  -------  --------      ----
                                               (AMOUNTS IN THOUSANDS)
Restructuring Reserve:
Severance .....................     $  78     $ --     $ --     $ (39)     $  39
Operations/corporate relocation       220       --       --       (23)       197
                                    -----     ----     ----     -----      -----
                                    $ 298     $ --     $ --     $ (62)     $ 236
                                    =====     ====     ====     =====      =====


NOTE 3-- ACQUISITIONS AND DISPOSITIONS
--------------------------------------

         On June 4, 1997, the Company sold its non-operating freestanding facility located in Cincinnati, Ohio for a gain of $0.2 million. Proceeds from the sale were utilized for working capital purposes.

         On August 12, 1996, the Company sold a non-operating facility in Costa Mesa, California. As part of this transaction, the Company took back a note equal to 83 percent of the selling price. The cash proceeds were utilized to retire long-term debt and for working capital purposes.

         On July 25, 1996, the Company consented to closing the acquisition of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan Inc. and Behavioral Healthcare Management, Inc. (hereafter collectively referred to as "HMS"). The Company consented to the closing reserving its rights to assert certain claims against the Sellers and others. (See Note 6-- Commitments and Contingencies). HMS contracts with commercial and governmental agencies to provide managed behavioral health care programs to patients in Michigan and Ohio. Additionally, HMS provides the following on a contract basis: case management (precertification, concurrent review, quality assurance, retrospective chart reviews, peer review and clinical audits as requested by their clients), claims review, network development, credentialing and management of clinical services for hospitals and community providers. The Company recorded the acquisition using the purchase method of accounting. The Company's Condensed Consolidated Financial Statements for the quarter ended August 31, 1996 reflect the results of operations for HMS for the period of July 25, 1996 through August 31, 1996. In conjunction with this acquisition, the Company issued a net of 10,000 shares of its Common Stock after giving effect to a settlement with one of the principals in the HMS transaction.

NOTE 4 --  PROPERTY AND EQUIPMENT HELD FOR SALE
-----------------------------------------------

         The Company has decided to dispose of certain freestanding facilities and other assets (see Note 2-- "Operating Losses and Liquidity"). Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with a historical net book value of approximately $2.7 million at August 31, 1997, is carried at estimated net realizable value of approximately $1.9 million. Operating expenses of the facilities designated for disposition were approximately $0.1 million for the three months ended August 31, 1997.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997
                                   (unaudited)

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

         A summary of the transactions affecting the carrying value of current and non-current property and equipment held for sale for the three months ended August 31, 1997, is as follows (in thousands):

         Balance as of May 31, 1997.........................................          $ 4,707

         Carrying value of assets sold......................................           (2,797)
                                                                                      -------

         Balance as of August 31, 1997......................................          $ 1,910
                                                                                      =======

NOTE 5 -- INCOME TAXES
----------------------

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

NOTE 6 --  COMMITMENTS AND CONTINGENCIES
----------------------------------------

         On October 30, 1992, the Company filed a complaint in the United States District Court for the Eastern District of Missouri against RehabCare Corporation ("RehabCare") seeking damages for violations by RehabCare of the securities laws of the United States, for common law fraud and for breach of contract (Case No. 4:92CV002194

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997
                                   (unaudited)

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

         The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of HMS, (see Note 3-- Acquisitions and Dispositions). The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:96CV 1759), against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. The Company filed counterclaims against Emerald for deceptive trade practices, defamation, tortious interference with business relationships and unfair competition. A confidential settlement has been reached between Emerald and the Company. The Company believes that it has claims arising from this transaction against the accountants and legal counsel of HMS. On October 1, 1996, the Company filed a claim of malpractice against the legal counsel of HMS. These claims are presently pending and have not as yet been determined by the court. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

         On September 6, 1996, the Company instituted an arbitration against the HMS principals ("Sellers") with the American Arbitration Association in Orange County, California seeking, among other things, reimbursement from the Sellers for damages which the Company sustained by reason of the inaccuracies of the representations and warranties made by the Sellers and for the indemnification from each of the Sellers as provided for under the terms of the Stock Purchase Agreement. One seller has settled his case with the Company. The arbitration against the remaining Seller is presently pending. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

         In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to Common Stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards, and has so indicated in approving the Company's most recent Listing Application on December 30, 1996. Management believes, though no assurance may be given, that the completion of the Company's Debenture Exchange Offer will enable the Company to seek additional equity and thereby satisfy the Committee of the Company's progress. No assurance may be given that additional equity may be obtained on terms favorable to the Company.

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 1997
                                   (unaudited)

NOTE 7 -- EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE
-----------------------------------------------------

         In August 1997, the Company announced its intention to relocate certain of its financial and corporate functions to Tampa, Florida to co-locate with its principal subsidiary, Comprehensive Behavioral. The Company has not completed its estimate of the costs associated with this relocation but expects that it will be no more than $0.6 million. Certain of these costs are expected to be recorded as a restructuring provision in the second quarter of fiscal 1998.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

         This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors -- Important Factor Related to Forward-Looking Statements and Associated Risks, (page 17)."

General
-------

         In response to continuing changes in the behavioral health care industry, the Company has made significant changes in its operations, including the divestiture of most of its freestanding facilities, so that the Company can focus on its network solutions related to managed care and behavioral medicine contract management operations. During fiscal 1997, managed care operations experienced significant growth through internal development and the expansion into new behavioral health managed care markets and products. In fiscal 1997, the Company acquired four companies in Michigan which provide managed care behavioral health services. The addition of these companies increased covered lives by approximately 32,700 during the first quarter of fiscal 1997. Conversely, the Company's provider operations, which are comprised of behavioral medicine contract units and one freestanding facility. The following table sets forth operating revenues of the Company's managed care and provider operations for the selected quarterly periods:

                                        Three months ended
                                ----------------------------------
                                August 31,   May 31,    August 31,
                                   1997       1997        1996
                                ----------   -------    ----------
Managed care operations....         84%         78%         61%
Provider operations .......         16          22          39
                                   ---         ---         ---
                                   100%        100%        100%
                                   ===         ===         ===

Global Restructuring
--------------------

         In early fiscal 1995, Management developed a "global restructuring" plan intended to address the Company's immediate challenges and to return to a base of profitability for future success. Management has achieved all of the stated objectives in the global restructuring plan, including the restructuring of the Company's financial obligations represented by the Company's 7 1/2 % Convertible Subordinated Debentures (the "Debentures") which occurred during the third quarter of fiscal 1997.

            During fiscal 1997, the Company recorded $0.2 million in restructuring charges related to the Company's closure of several contract units which occurred during the first and second quarters of fiscal 1997. The components of this charge were predominately severance to contract unit employees. Closure of these units was either consistent with the Company's global restructuring plans or resulted from contracts not renewed by host hospitals, and will eliminate the funding of operating losses and cash flow deficits required by these units.

         On June 4, 1997, the Company sold its non-operating freestanding facility in Cincinnati, Ohio which had been closed in August 1996 due to poor performance. The Company utilized the proceeds received from the sale for working capital and short-term investment purposes.

RESULTS OF OPERATIONS
---------------------

Statistical Information
-----------------------

         The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:

                                                                      Three months ended
                                                          ---------------------------------------------
                                                          August 31,         May 31,          August 31,
                                                            1997              1997              1996
                                                          ---------         ---------         ---------
          Managed care operations (covered lives):
               Carve-out (capitated) .............          970,095           987,546         1,035,510
               ASO services ......................          218,959           225,518            33,770
               EAP services ......................           64,945            65,182            70,596
               Blended products ..................              732               735             4,601
                                                          ---------         ---------         ---------
                       Total * ...................        1,254,731         1,278,981         1,144,477
                                                          =========         =========         =========
          Patient days:
               Freestanding facilities ...........            1,475             1,249             1,516
               Behavioral medicine contracts .....            3,129             1,634             2,914
          Freestanding facilities:
               Occupancy rate ....................               43%               37%               29%
               Admissions ........................              311               285               312
               Average length of stay (days) .....                5                 4                 5
          Behavioral medicine contracts:
               Average occupied beds per contract                 9                 4                 5
               Admissions ........................              384               366               464
               Average length of stay (days) .....                8                 4                 6
          Total beds available at end of period:
               Freestanding facilities ...........               38                38                58
               Behavioral medicine contracts .....               92                92                82

*  Includes adjustments for retroactivity.


Three Months Ended August 31, 1997 Compared to Three Months Ended May 31, 1997
------------------------------------------------------------------------------

         The Company reported a net loss of approximately $0.8 million for the first quarter of fiscal 1998, an improvement of approximately $0.3 million or 27 percent from the pretax loss of approximately $1.1 million reported for the fourth quarter of fiscal 1997.

         Operating revenues for the first quarter of fiscal 1998 declined by $0.5 million or 4 percent from the fourth quarter of fiscal 1997. The first quarter of fiscal 1998 includes an increase in managed care and contract operations revenues of $0.3 million and $0.1 million, respectively, as compared to the fourth quarter of fiscal 1997. This increase in managed care and contract operations revenues was partially offset by the decline in operating revenues from freestanding facilities of $0.8 million or 39 percent due to decreases in Medicare inpatient and outpatient reimbursement rates.

         Direct healthcare expenses decreased less than 1 percent or $88,000 in the first quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997. General and administrative expenses decreased by approximately $0.1 million from the fourth quarter of fiscal 1997 as a result of lower legal expenses during the first quarter of fiscal 1998.

         Bad debt expense declined $0.2 million due to improvements in the composition and aging of accounts recievable balances in the first quarter of fiscal 1998. The Company recognized a gain on the sale of its freestanding facility in Cincinnati, Ohio in the first quarter of fiscal 1998 of $0.2 million and interest income increased approximately $0.1 million as a result of the proceeds received from the sale of this facility.

         During the first quarter of fiscal 1998, covered lives for the Company's managed care operations decreased by 2 percent from May 31, 1997 from 1,278,981 to 1,254,731. Covered lives for existing contracts experienced a 1 percent increase, which was offset by lost contracts in Florida.

         The Company's managed care operations contract with a variety of sources on a capitated basis. The Company attempts to control its risk by entering into contractual relationships with healthcare providers, including hospitals and physician groups on a sub-capitated, discounted fee-for-service or per case basis. The Company believes that it distinguishes itself from its competition by being the "science-based" provider of care and manages all clinical programs based upon proven treatment methodologies.

         In the first quarter of fiscal 1998, operating revenues for the Company's managed care operations increased by $0.3 million compared to the fourth quarter of fiscal 1997. This increase is due to the full quarter's reporting of the Puerto Rico contract revenue which began in April 1997. In addition, general and administrative expenses decreased to $0.5 million in the first quarter of fiscal 1998 as compared to $0.7 million reported for the fourth quarter of fiscal 1997. As a result, the net operating loss for managed care operations for the first quarter of fiscal 1998 was $0.6 million, an improvement of $0.4 million from the net operating loss of $1.0 million in the fourth quarter of the prior year.

         In the first quarter of fiscal 1998, provider operations, which are comprised of behavioral medicine contract units and one freestanding facility, recorded a decrease in operating revenues of $0.8 million or 31 percent from the fourth quarter of fiscal 1997 due to contractual allowances adjustments in the fourth quarter of fiscal 1997. Direct healthcare expenses were consistent.
Bad debt expense at the Company's provider operations decreased $0.1 million. This resulted in a decrease of $0.5 million in provider operations operating loss to $0.3 million as compared to the fourth quarter of fiscal 1997.

         During the first quarter of fiscal 1998, patient days of service at behavioral medicine contracts increased by approximately 91 percent from 1,634 patient days to 3,129 patient days. This increase was due to the implementation of a new contract unit during the first quarter of fiscal 1998. Average net revenue per patient day at these units decreased 40 percent from the fourth quarter of fiscal 1997. This change in operating results is due to the implementation of a high-volume, lower per patient cost contract with the State of Idaho. Net outpatient revenues at these units decreased 21 percent to approximately $46,000 in the first quarter of 1998 from approximately $58,000 in the fourth quarter of fiscal 1997.

         Admissions at the freestanding facility increased for the quarter from 285 in the fourth quarter of fiscal 1997 to 311 in the first quarter of fiscal 1998. The increase in admissions combined with the slight increase in length of stay was offset by an increase in contractual allowances.

Three Months Ended August 31, 1997 Compared to Three Months Ended August 31,
----------------------------------------------------------------------------
1996
----

         The Company reported a net loss of approximately $0.8 million or $0.25 per share for the quarter ended August 31, 1997, a decrease of approximately $0.9 million or $0.37 per share from the net loss of $1.8 million or $0.62 per share reported for the quarter ended August 31, 1996. Included in the three months ended August 31, 1996, are non-recurring charges of $0.3 million for a legal settlement, and $0.2 million in restructuring charges. Included in the three months ended August 31, 1997 is a gain of $0.2 million related to the sale of the Cincinnati facility.

         Operating revenues increased 21 percent or $1.9 million to $10.9 million for the first quarter of fiscal 1998 compared to $9.0 million for the first quarter of fiscal 1997. Managed Care revenues increased 66 percent or $3.6 million which was offset by a decrease in provider operations revenues of $1.5 million due to the closure of one hospital and termination of 11 contracts during fiscal 1997. Direct healthcare expenses increased by $2.2 million primarily due to a $3.6 million increase in Managed Care expenses, of which $2.7 million was from claims expense related to the increase in revenues. This increase in claims expense was offset by a $1.4 million decrease in direct healthcare expenses related to the closure of a hospital and termination of several contract units.

         General and administrative expenses decreased by $0.5 million to $1.2 million primarily due to the closure of several non-performing contracts and the administrative office in San Ramon during fiscal 1997. The provision for doubtful accounts increased by $0.1 million during the first quarter of fiscal 1998 compared to the same quarter a year ago. Depreciation expense increased slightly due to the growth in the Managed Care Division operations. The first quarter of fiscal 1997 includes a $0.2 million charge for the restructuring of the contracts division, and a non-recurring charge of $0.3 million related to a legal settlement. Interest expense decreased by $0.3 million due to the Debenture Exchange (see Note 2-- "Operating Losses and Liquidity"). As a result, the net loss for the first quarter of fiscal 1998 decreased by $0.9 million to $0.8 million compared to $1.8 million for the first quarter of fiscal 1997.

         During the first quarter of fiscal 1998, the number of managed care covered lives increased to 1,254,731 or by 10 percent as compared to the same quarter of fiscal 1997. Of this increase covered lives for existing contracts experienced a 14 percent increase, and approximately 258,000 lives were added from new contracts which was offset by a decrease of 270,000 from lost contracts.

         In the first quarter of fiscal 1998, operating revenues for managed care operations increased by 66 percent to $9.1 million compared to the first quarter of fiscal 1997 of $5.5 million. Operating expenses also increased by $3.6 million or 75 percent in the first quarter of fiscal 1998 as compared to the same quarter of fiscal 1997. Included in operating expenses for the first quarter of fiscal 1997, are approximately $0.2 million in costs associated with the expansion into Texas related to new contracts commencing in August and September 1996. General and administrative expenses remained consistent in the first quarter of fiscal 1998 as compared to the same quarter a year ago. The first quarter of fiscal 1997 also includes a non-recurring charge for a legal settlement of $0.3 million. As a result, the net operating loss for Comprehensive Behavioral for the first quarter of fiscal 1998 was $0.6 million, comparable to $0.6 million from the first quarter of fiscal 1997.

         In the first quarter of fiscal 1998, provider operations operating revenues decreased by 45 percent or $1.5 million from the first quarter of fiscal 1997 and direct healthcare expenses decreased by 33 percent or $0.9 million. General and administrative expenses decreased by $0.3 million or 102 percent when compared to the first quarter of fiscal 1997. These decreases are due to the restructuring of the administration of behavioral contracts, the termination of 11 contracts and the closure of one freestanding facility. A one-time restructuring charge of $0.2 million was recorded in the first quarter of fiscal 1997. The cumulative effect of the above resulted in provider operations reporting a net loss of $0.4 million for the first quarter of fiscal 1998, an improvement of $0.3 million over the same quarter of fiscal 1997..

         During the first quarter of fiscal 1998, patient days of service at behavioral medicine contracts increased by approximately 7 percent from 2,914 patient days to 3,129 patient days. Units which were operational for both the first quarters of fiscal 1998 and 1997 experienced a 32 percent decrease in utilization to 1,223 patient days. Average net revenue per patient day at these units increased by 28 percent from the same quarter a year ago. Therefore, the net result of these fluctuations was a decline in overall net inpatient operating revenues of 13 percent. Net outpatient revenues for programs operational for both quarters decreased from approximately $80,000 in the first quarter of 1997 to approximately $45,000 in the first quarter of fiscal 1998.

         For contract units operational for both quarters, operating expenses decreased by 7 percent to $0.2 million, when combined with the decrease in operating revenues operating income at the unit level decreased by 53 percent from the first quarter of fiscal 1997.

         Admissions in the first quarter of fiscal 1998 for the freestanding facility decreased slightly to 311 from 312 in the first quarter of the prior year. Average length of stay remained unchanged at five days. Total patient days declined to 1,475 versus 1,516 for the first quarter of fiscal 1997. As a result, net operating income decreased from $0.1 million in the first quarter of fiscal 1997 to a net operating loss of $0.4 million. The Company believes that the increasing role of HMO's, reduced benefits from employers and indemnity companies, and a shifting to outpatient programs continue to impact utilization. The Company continues to focus its efforts toward providing effective, lower cost outpatient, partial hospitalization and daycare programs, obtaining psychiatric treatment licenses for its freestanding facilities, and toward establishing and maintaining relationships and contracts with managed care and other organizations which pay for or broker such services.

         The Company is taking steps designed to increase revenues, primarily through the continued development of its behavioral medicine managed care business. The Company is also implementing cost reduction measures including the consolidation of the corporate office with the managed care administrative office and achievement of selected operating efficiencies. In addition, the Company sold two poorly performing facilities in fiscal 1997, and sold one during the first quarter of fiscal 1998. The Company owns two freestanding facilities. One of the two owned facilities is currently operating and the other is held for sale. The Company will continue to evaluate the performance of the remaining operating facility in its respective market.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At August 31, 1997, the Company had cash and cash equivalents of $4.8 million. The Company used $1.4 million in its operating activities, provided $2.3 million from its investing activities and utilized $50,000 in its financing activities. The Company reported a net loss of $0.8 million for the quarter ended August 31, 1997, versus a net loss of $1.8 million for the quarter ended August 31, 1996. As a result, the Company has an accumulated deficit of $54.4 million and a total stockholders' deficiency of $3.4 million as of August 31, 1997. Additionally, the Company's current assets at August 31, 1997 amounted to approximately $9.2 million and current liabilities were approximately $24.1 million, resulting in working capital deficiency of approximately $14.9 million and a negative current ratio of 1:2.6. Included in current liabilities is $12.1 million of unbenefitted tax refunds received (see Note 5-- "Income Taxes"). The Company's primary anticipated use of available cash resources is to expand its behavioral medicine managed care and contract management businesses and fund its operations while it seeks to dispose of its freestanding facility held for sale.

          Included in non-current assets is one hospital facility designated as property and equipment held for sale with a total carrying value of $1.9 million. On June 4, 1997, the Company sold one of its non-operating facilities. The Company used the proceeds from the sale of the facility for working capital purposes.

         During fiscal 1997, the Company completed its Debenture Exchange Offer. In addition to recognizing a gain on the Exchange of $2.2 million, the Exchange resulted in a reduction of debt of $6.8 million with the remaining $2.7 million in Debentures due in 2010. The Debenture Exchange also resulted in a reduction of interest expense for future periods. The bondholders additionally consented to the waiver and elimination of the Debenture sinking fund. Annual sinking fund installments of 5 percent would have been payable commencing in April 1996 and continuing annually through April 2009. During the third quarter of fiscal 1997, the Company exchanged its Secured Convertible Note into Series A Non-Voting 4% Cumulative Convertible Preferred Stock and also exchanged a minority interest in one of its subsidiaries into 100,000 shares of its Common Stock (see Note 3-- "Acquisitions and Dispositions"). As a result of the above transactions, current liabilities were reduced by $11.5 million, non-current liabilities were increased by $1.6 million, and stockholders' deficit was improved by $5.3 million. These transactions also reduced the Company's future cash obligations with the significant reduction in debt, interest expense and future sinking fund requirements.

         The Company also has the following potential sources of cash to fund additional operating needs:

         o A firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15 percent fully secured Company notes due no earlier than November 1998 if offered by the Company.

         o Included in assets held for sale (non-current) is one hospital facility designated as property and equipment held for sale with a total carrying value of $1.9 million. The Company expects to sell this facility during fiscal 1998.

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

         Based upon current levels of operation and cash on hand of $4.8 million and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital to meet obligations as they become due; however, the ultimate resolution of the Company's entitlement to certain IRS refund claims, the occurrence of business or economic conditions beyond the control of the Company, loss of existing contracts from which cash from operations is internally generated or the inability to conclude pending contract proposals may adversely affect the adequacy of such working capital.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

         In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Many of the Company's inpatient freestanding facilities have been sold or are in the process of being closed or sold as management continues to implement plans for expanding the Company's managed care and behavioral medicine contract management operations. During fiscal 1997, the Company established an additional restructuring reserve of $0.2 million for severance and other cash outlays related to the planned closure and disposition of contract units which occurred during the first quarter of fiscal 1997. The impact of this restructuring is approximately $0.2 million and is reflected in the Company's statements of operations for the first quarter of fiscal 1997. The following table sets forth the activity to the restructuring reserve during the first quarter of fiscal 1998:

                                                               CHARGES
                                      MAY 31,      -------------------------------      AUGUST 31,
                                       1997        INCOME     EXPENSE     PAYMENTS        1997
                                       ----        ------     -------     --------        ----
                                                                (AMOUNTS IN THOUSANDS)
Restructuring Reserve:
Severance .....................        $  78        $ --       $  --        $ (39)        $  39
Operations/corporate relocation          220          --          --          (23)          197
                                       -----        ----        ----        -----         -----
                                       $ 298        $ --       $  --        $ (62)        $ 236
                                       =====        ====        ====        =====         =====


RISK FACTORS
------------

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) disposing of its remaining freestanding facility on acceptable terms, (ii) expanding the behavioral medicine managed care and provider operations portions of the Company's business, (iii) securing and retaining certain refunds from the IRS and certain judgments from adverse parties in the legal proceedings described above, and (iv) maintaining the listing of the Company's Common
Stock on the NYSE.

         The forward-looking statements included herein are based on current assumptions that competitive conditions within the healthcare industry will not change materially or adversely, that the Company will retain key management personnel, that the Company's forecasts will accurately anticipate market demand for its services, that the IRS refunds are recoverable and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its budgets, which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

         As of August 31, 1997, the Company had a stockholders' deficiency of $3.4 million, a working capital deficiency of approximately $14.9 million and a negative current ratio of 1:2.6. The loss from operations for the quarter ended August 31, 1997 was $1.0 million.

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

ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN

         The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements as of May 31, 1997 that states that the Company's history of losses and consolidated financial position raise substantial doubt about its ability to continue as a going concern.

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         The Company's negative cash flow from operations has consumed substantial amounts of cash. The completion of the Debenture Exchange Offer required substantial amounts of cash for the payment of $4.6 million of default interest and/or payment in exchange for surrender of Debentures which resulted in a depletion of the Company's cash resources.

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

DEPENDENCE ON KEY PERSONNEL

         The Company depends and will continue to depend upon the services of its senior management and skilled personnel. The Company is presently in the process of relocating certain significant management functions to Tampa, Florida, where Comprehensive Behavioral, the Company's principal subsidiary, is located. In connection with such relocation, the Company is in the process of an executive search for a Chief Financial Officer and Chief Operating Officer who will be based in Tampa, Florida. There is no assurance that the Company will be able to successfully recruit individuals for such senior management positions who have the necessary background and experience in the managed healthcare field, nor is there any assurance, in connection with such pending relocation, that the Company will be able to successfully recruit additional middle management and support personnel who will be necessary to take over such transitioned functions. On an interim basis, the Chief Executive Officer of the Company will additionally assume the functions of Chief Operating Officer, and the Company has retained an interim Chief Financial Officer. In the event the Company is not able to successfully recruit such new or additional management personnel, such event could have a material adverse effect upon the Company's business, operations and ultimate financial condition.

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

PRICE VOLATILITY IN PUBLIC MARKET

         The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Trading prices of securities of companies in the healthcare and managed care sectors have experienced significant volatility. The Company has determined, based upon inquiry made to the NYSE, that a "short position" has existed with respect to the Company's Common Stock. This "short position" has varied from time to time and the Company has been advised that the net of "short position" as of September 23, 1997 was 83,755 shares. The Company cannot predict the effect, if any, that such "short position" may have on either the market or prices for the Company's Common Stock.

ANTI-TAKEOVER PROVISIONS

         The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders, which could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. There is currently issued and outstanding 41,260 shares of Preferred Stock designated as Series A Non-Voting 4% Cumulative Convertible Preferred Stock. The Company's Restated Certificate of Incorporation also provides for a classified board of directors, with directors divided into three classes serving staggered terms. In addition, the Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. In addition, Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company's Common Stock includes one right on the terms, and subject to the conditions, of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders, and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

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

PART II.  -  OTHER INFORMATION

ITEM 1.  -  LEGAL PROCEEDINGS
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

         The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of HMS (see Note 3 -- Acquisitions and Dispositions). The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:96CV1759), against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. The Company filed counterclaims against Emerald for deceptive trade practices, defamation, tortious interference with business relationships and unfair competition. A confidential settlement has been reached between Emerald and the Company. The Company believes that it has claims arising from this transaction against the accountants and legal counsel of HMS. On October 1, 1996, the Company filed a claim of malpractice against the legal counsel of HMS. These claims are presently pending and have not as yet been determined by the court. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

         On September 6, 1996, the Company instituted an arbitration against the HMS principals ("Sellers") with the American Arbitration Association in Orange County, California seeking, among other things, reimbursement from the Sellers for damages which the Company sustained by reason of the inaccuracies of the representations and warranties made by the Sellers and for the indemnification from each of the Sellers as provided for under the terms of the Stock Purchase Agreement. One seller has settled his case with the Company. The arbitration against the remaining Seller is presently pending. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

         In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to Common Stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards, and has so indicated in approving the Company's most recent Listing Application on December 30, 1996. Management believes, though no assurance may be given, that the completion of the Company's Debenture Exchange Offer will enable the Company to seek additional equity and thereby satisfy the Committee of the Company's progress. No assurance may be given that additional equity may be obtained on terms favorable to the Company.

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

Other Litigation
----------------

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

ITEM 3.  -  CONTINUED LISTING ON NYSE
-------------------------------------

         The Company has been below certain continued listing criteria of the NYSE since prior to October 1994. The continued listing of the Company's Common Stock on the NYSE is subject to continual review and possible delisting upon notices from the Listing and Compliance Committee of the NYSE.

ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

         (a) Exhibits

             27 Financial Data Schedules (filed herewith).

         (b) Reports on Form 8-K

             1) THE COMPANY FILED A CURRENT REPORT ON FORM 8-K DATED SEPTEMBER 12, 1997, TO REPORT UNDER ITEM 5, THAT THE NUMBER OF MEMBERS COMPRISING THE BOARD OF DIRECTORS WAS INCREASED TO SIX; THE NUMBER OF DIRECTORS COMPRISING CLASS II DIRECTORS WAS INCREASED TO TWO; AND MR. JOHN A. MCCARTHY, JR. WAS APPOINTED AS A CLASS II DIRECTOR UNTIL THE 1999 ANNUAL MEETING OF STOCKHOLDERS.

             2) THE COMPANY FILED A CURRENT REPORT ON FORM 8-K DATED OCTOBER 3, 1997, TO REPORT UNDER ITEM 5, THAT MS. KERRI RUPPERT, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER OF THE COMPANY, WAS SEPARATED FROM THE COMPANY, EFFECTIVE SEPTEMBER 29, 1997, AND THAT MS. CAROL POLLACK WAS ELECTED AS THE COMPANY'S INTERIM CHIEF FINANCIAL OFFICER, EFFECTIVE SEPTEMBER 30, 1997. THE COMPANY ALSO REPORTED THAT MR. W. JAMES NICOL RESIGNED AS A CLASS II DIRECTOR OF THE COMPANY, AND THAT THE VACANCY WOULD NOT BE FILLED AT THIS TIME, REDUCING THE NUMBER OF CLASS II DIRECTORS TO ONE AND THE ENTIRE BOARD TO FIVE.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  COMPREHENSIVE CARE CORPORATION


October 15, 1997                             By  /s/     CHRISS W. STREET
                                                --------------------------------
                                                                Chriss W. Street
                                                                  President and
                                                         Chief Executive Officer
                                                   (Principal Executive Officer)


October 15, 1997                             By  /s/      CAROL R. POLLACK
                                                --------------------------------
                                                                Carol R. Pollack
                                                 Interim Chief Financial Officer
                                                   (Principal Financial Officer)
                                                  (Principal Accounting Officer)

                         COMPREHENSIVE CARE CORPORATION

                                  EXHIBIT INDEX

                                    FORM 10-Q

                       FIRST QUARTER ENDED AUGUST 31, 1996

EXHIBIT NO.        DESCRIPTION
-----------        -----------
27                 Financial Data Schedules (filed herewith).