Form 10-Q
period 1997-11-30
COMPREHENSIVE CARE CORP
filed 1998-01-14
CIK 22872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q




[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the period ended November 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _____________ to ______________

        Commission File Number 0-5751


                         COMPREHENSIVE CARE CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                    95-2594724
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


             1111 Bayside Drive, Suite 100, Corona del Mar, CA 92625
           ---------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (714) 222-2273
               -------------------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X]   No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

              Classes                            Outstanding at January 14, 1998
--------------------------------------           -------------------------------
Common Stock, par value $.01 per share                       3,455,723

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                      Index
                                                                            Page
                                                                            ----


Part I - Financial Information


    Item 1.  -  Condensed Consolidated Financial Statements


       Condensed consolidated balance sheets,
           November 30, 1997 and May 31, 1997................................3

       Condensed consolidated statements of operations for
           the three and six months ended November 30, 1997 and 1996.........4

       Condensed consolidated statements of cash flows for
           the six months ended November 30, 1997 and 1996...................5

       Notes to condensed consolidated financial statements..................6



    Item 2. -  Management's discussion and analysis of financial condition and results of operations..................................11



Part II - Other Information

    Item 1. -  Legal Proceedings............................................20

    Item 6. -  Exhibits and Reports on Form 8-K.............................21

    Signatures..............................................................22

PART I.  -  FINANCIAL INFORMATION

ITEM 1. -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                                                    November 30,     May 31,
                                                                         1997         1997
                                                                         ----         ----
ASSETS                                                               (Unaudited)     (Note)

Current assets:
     Cash and cash equivalents ................................      $  4,688       $  3,991
     Accounts receivable, less allowance for
         doubtful accounts of $1,478 and $883 .................         2,130          1,988
     Other receivables ........................................         2,465          2,486
     Property and equipment held for sale .....................            --          2,797
     Other current assets .....................................           311            259
                                                                     --------       --------
Total current assets ..........................................         9,594         11,521
                                                                     --------       --------

Property and equipment ........................................        10,941         10,138
Less accumulated depreciation and amortization ................        (4,116)        (3,820)
                                                                     --------       --------
Net property and equipment ....................................         6,825          6,318
                                                                     --------       --------

Property and equipment held for sale ..........................         1,910          1,910
Notes receivable ..............................................         1,926          1,941
Goodwill, net .................................................         1,341          1,567
Other assets ..................................................         3,158          1,489
                                                                     --------       --------
Total assets ..................................................      $ 24,754       $ 24,746
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
       Accounts payable and accrued liabilities ...............      $  5,061       $  5,152
     Accrued claims payable ...................................         6,529          6,256
       Current maturities of long-term debt ...................             2             46
     Unbenefitted tax refunds received ........................        12,092         12,092
     Income taxes payable .....................................           371            362
                                                                     --------       --------
Total current liabilities .....................................        24,055         23,908
                                                                     --------       --------

Long-term debt, excluding current maturities ..................         2,706          2,712
Other liabilities .............................................           668            696
Commitments and contingencies (see Note 6)
Stockholders' deficit:
     Preferred stock, $50.00 par value; authorized 60,000
        shares; issued and outstanding 41,260 shares of
        Series A Non-Voting 4% Cumulative Convertible Preferred
        Stock at redemption value .............................         2,135          2,094
     Common stock, $.01 par value; authorized 12,500,000
        shares; issued and outstanding 3,376,529 shares .......            34             34
     Additional paid-in capital ...............................        48,904         48,888
     Accumulated deficit ......................................       (53,748)       (53,586)
                                                                     --------       --------
         Total stockholders' deficit ..........................        (2,675)        (2,570)
                                                                     --------       --------
Total liabilities and stockholders' deficit ...................      $ 24,754       $ 24,746
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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                            Three Months Ended              Six Months Ended
                                                               November 30,                 November 30,
                                                           1997          1996           1997           1996
                                                         --------       --------       --------       --------

Revenues and gains:
    Operating revenues...............................   $  11,711       $  9,710       $ 22,599       $ 18,703

Costs and expenses:
    Direct healthcare expenses .......................      9,293          8,420         19,662         16,589
    General and administrative expenses ..............      1,533          2,156          2,683          3,810
    Provision for doubtful accounts ..................        (18)           154            157            201
    Depreciation and amortization ....................        229            176            418            338
    Restructuring expenses ...........................         --             --             --            195
                                                         --------       --------       --------       --------
                                                           11,037         10,906         22,920         21,133

Earnings (loss) from operations ......................        674         (1,196)          (321)        (2,430)

    Gain on sale of assets ...........................         (1)            20            156             26
    Loss on sale of assets ...........................         --            (12)            (8)           (12)
    Non-recurring loss ...............................         --             --             --           (250)
    Interest income ..................................         94            105            207            150
    Interest expense .................................        (58)          (260)          (121)          (596)
                                                         --------       --------       --------       --------

Earnings (loss) before income taxes ..................        709         (1,343)           (87)        (3,112)

Provision (benefit) for income taxes .................         16           (344)            34           (345)
                                                         --------       --------       --------       --------

    Net earnings (loss) ..............................        693           (999)          (121)        (2,767)

Dividends on convertible preferred stock .............         20             --             41             --
                                                         --------       --------       --------       --------

Net earnings (loss) attributable to
   common stockholders ...............................   $    673       $   (999)      $   (162)      $ (2,767)
                                                         ========       ========       ========       ========

Earnings (loss) per common share:

    Net earnings (loss) attributable to
     common stockholders .............................   $   0.20       $  (0.34)      $  (0.05)      $  (0.96)
                                                         ========       ========       ========       ========








                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                            Six Months Ended
                                                                              November 30,
                                                                            1997         1996
                                                                          -------       -------
Cash flows from operating activities:
     Net loss ......................................................      $  (121)      $(2,767)
Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization .................................          418           338
     Provision for doubtful accounts ...............................          157           201
     Gain on sale of assets ........................................         (156)          (26)
     Loss on sale of assets ........................................            8            12
     Changes in assets and liabilities net of
          effect of acquisitions:
         Increase in accounts receivable ...........................         (299)         (937)
         Decrease (increase) in other receivables ..................           36        (1,015)
         Increase in other current assets and other assets .........       (1,746)          (10)
         Increase in accounts payable and accrued liabilities ......          310         2,103
     Increase in unbenefitted tax refunds received .................           --         5,074
     Increase (decrease) in income taxes payable ...................            9           (28)
     Decrease in other liabilities .................................          (28)         (188)
                                                                          -------       -------

          Net cash (used in) provided by operating activities ......       (1,412)        2,757
                                                                          -------       -------

Cash flows from investing activities:
     Net proceeds from sale of property and equipment (operating and
       held for sale) ..............................................        2,955           405
     Additions to property and equipment ...........................         (857)         (196)
                                                                          -------       -------
          Net cash provided by investing activities ................        2,098           209
                                                                          -------       -------

Cash flows from financing activities:
     Bank and other borrowings .....................................           16            --
     Proceeds from the issuance of Common Stock ....................           61           873
     Repayment of debt .............................................          (66)         (694)
                                                                          -------       -------
          Net cash provided by financing activities ................           11           179
                                                                          -------       -------

Net increase in cash and cash equivalents ..........................          697         3,145

Cash and cash equivalents at beginning of period ...................        3,991         4,433
                                                                          -------       -------

Cash and cash equivalents at end of period .........................      $ 4,688       $ 7,578
                                                                          =======       =======



                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997
                                   (unaudited)



Note 1--  Basis of Presentation

        The condensed consolidated balance sheet as of November 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three and six month periods ended November 30, 1997 and 1996 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended November 30, 1997 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

        The condensed consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Notes to consolidated financial statements included in Form 10-K for the year ended May 31, 1997 on file with the Securities and Exchange Commission provide additional disclosures and a further description of accounting policies.

        The Company's financial statements are presented on the basis that it is a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred significant losses from operations in fiscal 1997. Income was recorded for the second quarter of 1998; however, a loss is still reflected on a year to date basis. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems and the realization of the Company's plan of operations. These conditions raise doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty (see Note 2-- "Operating Losses and Liquidity").

        The weighted average number of shares outstanding used to compute loss per share were 3,374,000 and 2,935,000 for the three months ended November 30, 1997 and 1996, respectively; and 3,373,000 and 2,895,000 for the six months ended November 30, 1997 and 1996, respectively.

NOTE 2--  OPERATING LOSSES AND LIQUIDITY

        At November 30, 1997, the Company had cash and cash equivalents of $4.7 million. During the six months ended November 30, 1997, the Company used $1.4 million in its operating activities and provided $2.1 million from its investing activities. The Company reported net income of $0.7 million for the quarter ended November 30, 1997, versus a net loss of $1.0 million for the quarter ended November 30, 1996. The Company recorded a loss of $0.2 million for the six months ended November 30, 1997 versus a loss of $2.8 million for the same period of fiscal 1997. As a result, the Company has an accumulated deficit of $53.7 million and a total stockholders' deficiency of $2.7 million as of November 30, 1997. Additionally, the Company's current assets at November 30, 1997 amounted to approximately $9.6 million and current liabilities were approximately $24.1 million, resulting in a working capital deficiency of approximately $14.5 million and a negative current ratio of 1:2.5. The Company's primary use of available cash resources is to continue to expand its behavioral medicine managed care business and fund operations while it seeks to dispose of its non-operating freestanding facility held for sale.

        During third quarter fiscal 1997, the Company completed its Debenture Exchange Offer. In addition to recognizing a gain on the Exchange of $2.2 million, the Exchange resulted in a reduction of debt of $6.8 million with the remaining $2.7 million in Debentures due in 2010. The Debenture Exchange will also result in a reduction of interest expense for future periods. The bondholders also consented to the waiver and elimination of the Debenture sinking fund. Annual sinking fund installments of 5 percent would have been payable commencing in April 1996 and continuing annually through April 2009. During the third quarter of fiscal 1997, the Company exchanged its Secured

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997
                                   (unaudited)



Convertible Note into Series A Non-Voting 4% Cumulative Convertible Preferred Stock and also exchanged a minority interest in one of its subsidiaries into 100,000 shares of its Common Stock (see Note 3-- "Acquisitions and Dispositions"). As a result of the above transactions, current liabilities were reduced by $11.5 million, non-current liabilities were increased by $1.6 million, and stockholders' deficit was improved by $5.3 million. These transactions also reduced the Company's future cash obligations with the significant reduction in debt, interest expense and future sinking fund requirements.

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

        Based upon current levels of operation and cash on hand of $4.7 million and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital to meet obligations as they become due; however, the ultimate resolution of the Company's entitlement to certain IRS refund claims or the occurrence of business or economic conditions beyond the control of the Company or the loss of existing contracts from which cash from operations is internally generated may adversely affect the adequacy of such working capital.

        These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

        In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Most of the Company's inpatient freestanding facilities have been sold. Management continues to implement plans for expanding the Company's managed care and behavioral medicine contract management operations. During fiscal 1997, the Company established an additional restructuring reserve of $0.2 million for severance and other cash outlays related to the planned closure and disposition of contract units which occurred during the first quarter of fiscal 1997. The following table sets forth the activity to the restructuring reserve during the second quarter of fiscal 1998:

                                                          CHARGES
                                    AUGUST 31,            -------             NOVEMBER 30,
                                       1997      INCOME   EXPENSE  PAYMENTS       1997
                                    ----------   ------   -------  --------   ------------
                                                   (AMOUNTS IN THOUSANDS)
Restructuring Reserve:
Severance .....................      $ 39         $ --      $ --      $ (27)      $ 12
Operations/corporate relocation       197           --        --        (29)       168
                                     ----         ----      ----      -----       ----
                                     $236         $ --      $ --      $ (56)      $180
                                     ====         ====      ====      =====       ====

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997
                                   (unaudited)


NOTE 3-- ACQUISITIONS AND DISPOSITIONS

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

NOTE 4--  PROPERTY AND EQUIPMENT HELD FOR SALE

        The Company has decided to dispose of certain freestanding facilities and other assets (see Note 2-- "Operating Losses and Liquidity"). Property and equipment held for sale, consisting of land, building, equipment and other fixed assets with a historical net book value of approximately $2.7 million at November 30, 1997, is carried at estimated net realizable value of approximately $1.9 million. Operating expenses of the facilities designated for disposition were $53,000 for the three months ended November 30, 1997.

        Property and equipment held for sale, which are under contract and expected to be sold within the next twelve month period, are shown as current assets on the consolidated balance sheets. Gains and losses on facilities have been reflected in the statement of operations. Any impairments to the net realizable value of property and equipment held for sale have also been recorded in the statement of operations. There were no transactions affecting the carrying value of property and equipment held for sale for the three months ended November 30, 1997.

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997
                                   (unaudited)


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

NOTE 6--  COMMITMENTS AND CONTINGENCIES

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

       In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to Common Stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards, and has so indicated in approving the Company's most recent Listing Application on December 30, 1996. Management believes, though no assurance may be given,

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1997
                                   (unaudited)


that the completion of the Company's Debenture Exchange Offer positions the Company to seek additional equity and thereby satisfy the Committee of the Company's progress. No assurance may be given that additional equity may be obtained on terms favorable to the Company.

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

NOTE 7-- EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

       On December 16, 1997, the Company, with the consent of Chriss W. Street, terminated a grant of 53,000 remaining unvested restricted shares of Company common stock originally granted on November 9, 1995. Coincident with this, the Company implemented a new program to grant Mr. Street 120,000 shares of its common stock at a price of $6.6875, fair value on the date of grant. These options are fully vested, non-incentive stock options, exercisable on and after June 17, 1998 and through December 19, 2002, regardless of whether Mr. Street's employment with the Company continues through that date.

       On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. The action is only in its formative stages, and the time within which the Company is required to answer has not expired. The Company intends to deny its liability, and to deny the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors -- Important Factor Related to Forward-Looking Statements and Associated Risks, (page 16)."

General

       Comprehensive Care Corporation ("CompCare") was founded 27 years ago to provide fee-for-service treatment of alcohol abuse at inpatient hospitals. The Company grew rapidly and prospered due to the willingness of insurance companies to reimburse the Company for long lengths of stay and at very lucrative day rates. CompCare's high profitability allowed the Company to "go public" and by 1984 achieve the listing of its common shares on the New York Stock Exchange. Over time the Company diversified to provide a spectrum of behavioral healthcare services including drug treatments, smoking cessation and long-term rehabilitation. Beginning in the late 1980's and accelerating into the 1990's, insurance companies implemented "managed care" cost containment in behavioral healthcare. This led to the adoption of policies aimed at reducing inpatient lengths of stay and day rates paid and encouraging lower cost outpatient treatments.

       In the fourth quarter of fiscal 1995 the CompCare Board appointed Mr. Chriss W. Street as President and Chief Executive Officer to restructure the Company's balance sheet and return operations to sustained profitability. Through the first fiscal quarter of 1998 the Company divested most of its unprofitable freestanding inpatient hospital facilities, reduced net debt by 93 percent and resolved a majority of past IRS and legal issues. Operations were reorganized around strategic investments in expertise and infrastructure that facilitated the growth of the Company's managed behavioral healthcare business by 1,000 percent.

       During the second fiscal quarter, ending November 30, 1997, CompCare's management focused on achieving sustainable profitability. The Company began implementing its prior announced consolidation of certain financial and operating functions from its corporate headquarters in Corona del Mar, California to its rapidly growing managed care subsidiary headquartered in Tampa, Florida. Management believes that increased communication and the intensive involvement of Corporate management in the direct operational aspects of the business were key factors in the Company achieving its first quarterly operating profit in recent years.

       CompCare's mix of business remained at over 80 percent managed care for the quarter, although provider operations, which comprises one operating freestanding hospital and a few small service contracts with medical/surgical hospitals, achieved profitability as a new manager of the division implemented substantial reductions in administrative staffing and overhead. The following table sets forth the distribution of operating revenues for the selected quarterly periods:

                                                    Three months ended
                                                    ------------------
                                            November 30,   May 31,  November 30,
                                                 1997       1997         1996
                                               -------     ------       -----

       Managed care operations.................  82%          78%         67%
       Provider operations.....................  18           22          33
                                                ---          ---         ---

                                                100%         100%        100%
                                                ===          ===         ===

       Profit from operations for the second quarter of fiscal 1998 was $674,000 versus a loss from operations of $995,000 for the first quarter of fiscal 1998, and a loss from operations for the comparable second quarter of 1997 of $1,196,000. Net earnings for the second quarter of 1998 were $673,000 or $0.20 per share versus a net loss for the first quarter of 1998 of $835,000 or $0.25 per share and a net loss for the comparable second quarter of 1997 of $999,000 or $0.34 per share.

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

RESULTS OF OPERATIONS

Statistical Information

        The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:

                                                  Three months ended            Six months ended
                                            ---------------------------     -----------------------------
                                            November 30,    November 30,    November 30,     November 30,
                                                1997           1996            1997             1996
                                            ------------    ------------    ------------     ------------
Managed care operations (covered lives):
     Carve-out (capitated) .............        989,532       1,179,728         989,532       1,179,728
     ASO services ......................        214,606          71,738         214,606          71,738
     EAP services ......................         66,944          66,652          66,944          66,652
     Blended products ..................            848           4,680             848           4,680
                                              ---------       ---------       ---------       ---------
             Total * ...................      1,271,930       1,208,234       1,271,930       1,208,234
                                              =========       =========       =========       =========

Behavioral medicine contracts:
     Patient days ......................          4,276           2,256           7,405           5,170
     Average occupied beds per contract              12               5               5               5
     Admissions ........................            322             358             706             822
     Average length of stay (days) .....             13               6              11               6
     Beds available at end of period ...             92              55              92              55

Freestanding facilities:
     Patient days ......................          1,137           1,591           2,612           3,107
     Occupancy rate ....................             33%             47%             38%             36%
     Admissions ........................            191             301             502             613
     Average length of stay (days) .....              6               5               5               5
     Days available at end of period ...             38              38              38              38



*  Includes adjustments for retroactivity.

Three Months Ended November 30, 1997 Compared to Three Months Ended November 30, 1996


                                           Three months ended      Increase (Decrease)
                                           ------------------      -------------------
                                               November 30,             November 30,
                                             1997       1996          $               %
                                          -------      -------       -------       -----
                                                          (Amounts in thousands)
Operating revenues
      Managed care ...................... $ 9,464      $ 6,515       $ 2,949        45%
      Provider operations ...............   2,247        3,195          (948)      -30%
                                          -------      -------       -------       -----
         Net revenues ...................  11,711        9,710         2,001        21%

Direct healthcare expenses ..............   9,293        8,420           873        10%

General and administrative ..............   1,533        2,156          (623)      -29%

Other operating expenses ................     211          330          (119)      -36%
                                          -------      -------       -------       -----
      Operating income (loss) ........... $   674      $(1,196)      $ 1,870       -156%
                                          =======      =======       =======       =====

        Operating revenues for the second quarter of fiscal 1998 increased by $2.0 million or 21 percent from the second quarter of fiscal 1997. The second quarter of fiscal 1998 reflects an increase in managed care operating revenues of $2.9 million or 45 percent as compared to the second quarter of fiscal 1997. Provider operations revenues declined by 30 percent with a decrease of $1.3 million in contract units due to the closure of 11 units.

        Direct healthcare expenses increased by approximately $0.9 million or 10 percent from the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. The increase in direct healthcare expenses is primarily attributable to an increase of 35 percent in managed care operations which was partially offset by the 78 percent decline in direct healthcare expenses for provider operations. The managed care increase reflects growth in the underlying business offset by elimination of selected unprofitable contracts and improvement in the medical loss ratio.

        General and administrative expenses decreased by approximately $0.6 million from the second quarter of fiscal 1997. This reduction in expense reflects lower acquisition related legal expenses in managed care operations. This also reflects a decline in corporate overhead spending due to the corporate reorganization offset somewhat by relocation costs which are being expensed as incurred. Other operating expenses declined by $0.1 million as a result of a decrease in the provision for doubtful accounts arising from improved management of Company receivables.

        Covered lives increased 63,696 or 5.3 percent due to increased penetration in new and existing contracts.

        During the second quarter of fiscal 1998, patient days of service at behavioral medicine contracts increase 90 percent from 2,256 patient days to 4,276 patient days. This increase was due to the implementation of a new contract unit during the first quarter of fiscal 1998. However, average net revenue per patient day decreased 78 percent from the second quarter of fiscal 1997. This change in operating results is due to the implementation of a high-volume, lower per patient revenue contract with the State of Idaho.

        Admissions in the second quarter of fiscal 1998 for the freestanding facility decreased to 191 from 301 in the second quarter of the prior fiscal year. Average length of stay increased from five days to six days in the current quarter.

        The Company continues to focus its efforts toward providing effective lower cost outpatient, partial hospitalization and daycare programs. It also continues to strive to establish and maintain relationships and contracts with managed care and others that pay for or broker such services.

Six Months Ended November 30, 1997 Compared to Six Months Ended November 30,
1996

                                     Six months ended          Increase (Decrease)
                                        November 30,               November 30,
                                   -----------------------     --------------------
                                     1997           1996         $               %
                                   --------       --------       -------       ----
                                               (Amounts in thousands)
Operating revenues
      Managed care ..........      $ 18,550       $ 11,988       $ 6,562        55%
      Provider operations ...         4,049          6,715        (2,666)      -40%
                                   --------       --------       -------       ----
         Net revenues .......        22,599         18,703         3,896        21%

Direct healthcare expenses ..        19,662         16,589         3,073        19%

General and administrative ..         2,683          3,810        (1,127)      -30%

Other operating expenses ....           575            734          (159)      -22%
                                   --------       --------       -------       ----

      Operating income (loss)      $   (321)      $ (2,430)      $ 2,109       -87%
                                   ========       ========       =======       ====

        The Company reported a pretax loss of approximately $0.1 million for the six months ended November 30, 1997 compared to the pretax loss of $3.1 million reported for the six months ended November 30, 1996. Included in the results for fiscal 1997 is a restructuring charge of $0.2 million, a legal settlement of $0.3 million and $0.1 million in fees and expenses relating to the Company's Exchange Offer of its Debentures. Exclusive of these non-recurring items, the pretax loss for the six months ended November 30, 1996 was $2.5 million.

        Operating revenues increased by 21 percent or $3.9 million for the six months ended November 30, 1997 compared to the six months ended November 30, 1996. The increase in operating revenues is attributable to an increase in managed care operations of $6.6 million which was offset by a decline of $2.7 million related to provider operations which is comprised of behavioral medicine contract units and one freestanding facility.

        Direct healthcare expenses increased by 19 percent or $3.1 million for the six months ended November 30, 1997 as compared to the six months ended November 30, 1996. The increase in direct healthcare expenses is primarily attributable to an increase in managed care operations which was partially offset by a decline in direct healthcare expenses for provider operations. The managed care increase reflects growth in the underlying business offset by elimination of selected unprofitable contracts and improvement in the medical loss ratio.

        General and administrative expenses decreased by 30 percent or $1.1 million for the six months ended November 30, 1997 as compared to the six months ended November 30, 1996. This reduction in expense reflects lower acquisition related legal expenses in managed care operations and a decline in corporate overhead spending due to corporate restructuring. Other operating expenses declined by $0.2 million as a result of a decrease in the provision for doubtful accounts arising from improved management of Company receivables. Interest expense decreased by $0.5 million or 79 percent for the six months ended November 30, 1997 compared to the six months ended November 30, 1996 as a result of the Debenture Exchange in the third quarter of fiscal 1997.

        Covered lives increased 63,696 or 5.3 percent due to increased penetration in new and existing contracts.

        The Company's managed care operations contract with a variety of sources on a capitated basis. The Company attempts to control its risk by entering into contractual relationships with healthcare providers, including hospitals and physician groups on a sub-capitated, discounted fee for service or per case basis. The Company believes that it distinguishes itself from its competition by being the "science-based" provider of care by managing all clinical programs based upon proven treatment technologies.

        During the first six months of fiscal 1998, patient days of service for behavioral medicine contracts increased by approximately 43 percent from 5,170 patient days to 7,405 patient days. This increase was due to the implementation of a new contract unit during the first quarter of fiscal 1998. Average net revenue per patient day decreased 64 percent from the first six months of fiscal 1997. This change is due to the implementation of a high volume, lower per patient revenue contract with the State of Idaho.

        Admissions at the freestanding facility decreased to 502 from 613 in the first six months of fiscal year 1998. Average length of stay remained unchanged at five days. Total patient days declined 495 days to 2,612 days in the first six months of fiscal 1998.

        The Company is taking steps designed to increase revenues, primarily through the continued development of its behavioral medicine managed care business. The Company is also implementing cost reduction measures, including the consolidation of selected corporate functions with the managed care operations and achievement of various operating efficiencies. In addition, the Company sold two poorly performing facilities in fiscal 1997 and one during the first quarter of fiscal 1998. The Company owns two freestanding facilities. One of the two owned facilities is currently operating and the other is held for sale. The Company will continue to evaluate the performance of the remaining operating facility in its respective market.

LIQUIDITY AND CAPITAL RESOURCES

        At November 30, 1997, the Company had cash and cash equivalents of $4.7 million. During the six months ended November 30, 1997, the Company used $1.4 million in its operating activities and provided $2.1 million from its investing activities. The Company reported net income of $0.7 million for the quarter ended November 30, 1997, versus a net loss of $1.0 million for the quarter ended November 30, 1996. The Company recorded a loss of $0.2 million for the six months ended November 30, 1997 versus a loss of $2.8 million for the same period of fiscal 1997. As a result, the Company has an accumulated deficit of $53.7 million and a total stockholders' deficiency of $2.7 million as of November 30, 1997. Additionally, the Company's current assets at November 30, 1997 amounted to approximately $9.6 million and current liabilities were approximately $24.1 million, resulting in a working capital deficiency of approximately $14.5 million and a negative current ratio of 1:2.5. The Company's primary use of available cash resources is to continue to expand its behavioral medicine managed care business and fund operations while it seeks to dispose of its non-operating freestanding facility held for sale.

        During third quarter fiscal 1997, the Company completed its Debenture Exchange Offer. In addition to recognizing a gain on the Exchange of $2.2 million, the Exchange resulted in a reduction of debt of $6.8 million with the remaining $2.7 million in Debentures due in 2010. The Debenture Exchange will also result in a reduction of interest expense for future periods. The bondholders also consented to the waiver and elimination of the Debenture sinking fund. Annual sinking fund installments of 5 percent would have been payable commencing in April 1996 and continuing annually through April 2009. During the third quarter of fiscal 1997, the Company exchanged its Secured Convertible Note into Series A Non-Voting 4% Cumulative Convertible Preferred Stock and also exchanged a minority interest in one of its subsidiaries into 100,000 shares of its Common Stock (see Note 3-- "Acquisitions and Dispositions"). As a result of the above transactions, current liabilities were reduced by $11.5 million, non-current liabilities were increased by $1.6 million, and stockholders' deficit was improved by $5.3 million. These transactions also reduced the Company's future cash obligations with the significant reduction in debt, interest expense and future sinking fund requirements.

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

        Based upon current levels of operation and cash on hand of $4.7 million and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital to meet obligations as they become due; however, the ultimate resolution of the Company's entitlement to certain IRS refund claims or the occurrence of business or economic conditions beyond the control of the Company or the loss of existing contracts from which cash from operations is internally generated may adversely affect the adequacy of such working capital.

        These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

        In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. One purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Most of the Company's inpatient freestanding facilities have been sold. Management continues to implement plans for expanding the Company's managed care and behavioral medicine contract management operations. During fiscal 1997, the Company established an additional restructuring reserve of $0.2 million for severance and other cash outlays related to the planned closure and disposition of contract units which occurred during the first quarter of fiscal 1997. The following table sets forth the activity to the restructuring reserve during the second quarter of fiscal 1998:


                                   AUGUST 31,          CHARGES            NOVEMBER 30,
                                     1997     INCOME   EXPENSE   PAYMENTS      1997
                                     ----      ----      ----      -----       ----
                                                     (AMOUNTS IN THOUSANDS)
Restructuring Reserve:
Severance .....................      $ 39      $ --      $ --      $ (27)      $ 12
Operations/corporate relocation       197        --        --        (29)       168
                                     ----      ----      ----      -----       ----
                                     $236      $ --      $ --      $ (56)      $180
                                     ====      ====      ====      =====       ====

RISK FACTORS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

       This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) disposing of its remaining freestanding facility on acceptable terms, (ii) expanding the behavioral medicine managed care operations, (iii) securing and retaining certain refunds from the IRS and certain judgments from adverse parties in the legal proceedings described above, and (iv) maintaining the listing of the Company's Common Stock on the NYSE.

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

HISTORY OF LOSSES AND ANTICIPATED FUTURE LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

       As of November 30, 1997, the Company had a stockholders' deficiency of $2.7 million, a working capital deficiency of approximately $14.5 million and a negative current ratio of 1:2.5. Income from operations for the quarter ended November 30, 1997 was $0.7 million.

       There can be no assurance that the Company will be able to sustain profitability and maintain positive cash flows from operations or that profitability and positive cash flow from operations can be sustained on an ongoing basis.

Moreover, the level of profitability or positive cash flow cannot accurately be predicted.

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

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

       In the past, the Company's negative cash flow from operations has consumed substantial amounts of cash. The completion of the Debenture Exchange Offer required substantial amounts of cash for the payment of $4.6 million of default interest and/or payment in exchange for surrender of Debentures which resulted in a depletion of the Company's cash resources.

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

TAXES

        The Company has received tax refunds of approximately $14.8 million from the carry back of fiscal 1996 and 1995 specified losses defined in Section 172(f). Section 172(f) provides for a 10-year net operating loss carryback for losses attributable to specified liability losses. A specified liability loss is defined, in general, as any amount otherwise allowable as a deduction which is attributable to (i) a product liability or (ii) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. Receipt of the 1996 and 1995 tax refunds does not imply IRS approval. The proceeds to the Company of the 1995 refund were reduced by a $2.5 million offset for the Company's outstanding payroll tax obligation to the Internal Revenue Service ("IRS"), including interest, pursuant to a settlement agreement relating to tax years 1983 through 1991. Also, a $3.0 million contingency fee was paid to Deloitte & Touche, LLP from the 1995 and 1996 refund proceeds. Section 172(f) is an area of the tax law without guiding legal precedent. There may be substantial opposition by the IRS to all or a substantial portion of such claims, and no assurances can be made as to the ability to retain tax refunds based on such deductions. Although the Company is currently being audited by the IRS, neither the Company nor the IRS will be precluded in any resultant tax audit from raising these and additional issues.

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

DEPENDENCE ON KEY PERSONNEL

        The Company depends and will continue to depend upon the services of its senior management and skilled personnel. The Company is presently in the process of relocating certain significant management functions to Tampa, Florida, where Comprehensive Behavioral, the Company's principal subsidiary, is located. In connection with such relocation, the Company is in the process of an executive search for a Chief Financial Officer. There is no assurance that the Company will be able to successfully recruit an individual who has the necessary background and experience in the managed healthcare field.

SHARES ELIGIBLE FOR FUTURE SALE

        The Company has issued or committed to issue no shares for future issuances related to business transactions, approximately 344,000 shares related to the conversion of debt or private placements, and options or other rights to purchase approximately 1,243,000 shares; and contemplates issuing additional amounts of debt, equity or convertible securities in private transactions in furtherance of fulfilling its future capital needs (see "Need for Additional
Funds: Uncertainty of Future Funding"). Issuance of additional equity, and such shares becoming free of restrictions on resale pursuant to Rule 144 or upon registration thereof pursuant to registration rights granted on almost all of these shares, and additional sales of equity, could adversely affect the trading prices of the Common Stock.

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

LIMITATIONS ON THE DEDUCTIBILITY OF COMPENSATION UNDER CERTAIN CIRCUMSTANCES

        Pursuant to the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the Company's five highest paid executive officers would not be deductible by the Company for federal income tax purposes to the extent such officers' overall compensation exceeds $1.0 million per executive officer. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1.0 million base. The Board of Directors has determined that no portion of anticipated compensation payable to any executive officer in 1998 would be non-deductible.

PART II.  -  OTHER INFORMATION

ITEM 1.  -  LEGAL PROCEEDINGS

        The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of HMS (see Note 3-- Acquisitions and Dispositions). The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division (Case No. 1:96CV1759), against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. The Company filed counterclaims against Emerald for deceptive trade practices, defamation, tortious interference with business relationships and unfair competition. A confidential settlement has been reached between Emerald and the Company. The Company believes that it has claims arising from this transaction against the accountants and legal counsel of HMS. On October 1, 1996, the Company filed a claim of malpractice against the legal counsel of HMS. These claims are presently pending and have not as yet been determined by the court. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

       (a) Exhibits

           27 Financial Data Schedules (filed herewith).

       (b) Reports on Form 8-K

           1) The Company announced on August 19, 1997, that Stuart J. Ghertner, Ph.D., had resigned as Chief Operating Officer of the Company and as President of its wholly-owned subsidiary, Comprehensive Behavioral Care, Inc., effective September 12, 1997. Dr. Ghertner will continue to be available to the Company on a consulting basis.

           2) The Company filed a current report on Form 8-K dated September 12, 1997, to report under Item 5, that the number of members comprising the Board of Directors was increased to six; the number of directors comprising Class II directors was increased to two; and Mr. John A. McCarthy, Jr. was appointed as a Class II director until the 1999 Annual Meeting of Stockholders.

           3) The Company filed a current report on Form 8-K dated October 3, 1997, to report under Item 5, that Ms. Kerri Ruppert, Senior Vice President and Chief Financial Officer of the Company, was separated from the Company, effective September 29, 1997, and that Ms. Carol Pollack was elected as the Company's interim Chief Financial Officer, effective September 30, 1997. The Company also reported that Mr. W. James Nicol resigned as a Class II director of the Company, and that the vacancy would not be filled at this time, reducing the number of Class II directors to one and the entire Board to five.

           4) The Company filed a current report on Form 8-K dated December 8, 1997, to report under Item 5, the results of its Annual Meeting of Stockholders which included the election of two Class I Directors and the approval of an amendment to the Company's 1995 Incentive Plan to increase the number of shares authorized and available for issuance thereunder from 450,000 to 600,000.

           5) The Company filed a current report on Form 8-K dated January 9, 1998, to report under Item 5, that Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, arising out of the termination of her employment on September 29, 1997.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                                COMPREHENSIVE CARE CORPORATION








January 14, 1998                               By  /s/          CHRISS W. STREET
                                                  ------------------------------
                                                                Chriss W. Street
                                                                   President and
                                                         Chief Executive Officer
                                                   (Principal Executive Officer)






January 14, 1998                                By /s/          CAROL R. POLLACK
                                                  ------------------------------
                                                                Carol R. Pollack
                                                 Interim Chief Financial Officer
                                                   (Principal Financial Officer)
                                                  (Principal Accounting Officer)

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               COMPREHENSIVE CARE CORPORATION



January 14, 1998                               By  /s/
                                                  ------------------------------
                                                                Chriss W. Street
                                                                   President and
                                                         Chief Executive Officer
                                                   (Principal Executive Officer)






January 14, 1998                                By /s/
                                                  ------------------------------
                                                                Carol R. Pollack
                                                 Interim Chief Financial Officer
                                                   (Principal Financial Officer)
                                                  (Principal Accounting Officer)

                         COMPREHENSIVE CARE CORPORATION



                                  EXHIBIT INDEX

                                    FORM 10-Q

                     SECOND QUARTER ENDED NOVEMBER 30, 1997









EXHIBIT NO.             DESCRIPTION
-----------             -----------


27                      Financial Data Schedules (filed herewith).