Form 10-Q/A
period 1997-11-30
COMPREHENSIVE CARE CORP
filed 1998-01-23
CIK 22872

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


        In the first quarter of fiscal 1995 the CompCare Board appointed Mr. Chriss W. Street as President and Chief Executive Officer to restructure the Company's balance sheet and return operations to sustained profitability. Through the first fiscal quarter of 1998 the Company divested most of its unprofitable freestanding inpatient hospital facilities, reduced net debt by 93 percent and resolved certain past IRS and legal issues. Operations were reorganized around strategic investments in expertise and infrastructure that facilitated the growth of the Company's managed behavioral healthcare business by 1,000 percent.


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

RESULTS OF OPERATIONS

Statistical Information

        The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:



                                                  Three months ended            Six months ended
                                            ---------------------------     -----------------------------
                                            November 30,    November 30,    November 30,     November 30,
                                                1997           1996            1997             1996
                                            ------------    ------------    ------------     ------------
Managed care operations (covered lives):
     Carve-out (capitated) .............        989,532       1,179,728         989,532       1,179,728
     ASO services ......................        214,606          76,526         214,606          76,526
     EAP services ......................         66,944          66,162          66,944          66,162
     Blended products ..................            848           4,680             848           4,680
                                              ---------       ---------       ---------       ---------
             Total * ...................      1,271,930       1,327,096       1,271,930       1,327,096
                                              =========       =========       =========       =========

Behavioral medicine contracts:
     Patient days ......................          4,276           2,256           7,405           5,170
     Average occupied beds per contract              12               5               5               5
     Admissions ........................            322             358             706             822
     Average length of stay (days) .....             13               6              11               6
     Beds available at end of period ...             92              55              92              55

Freestanding facilities:
     Patient days ......................          1,137           1,591           2,612           3,107
     Occupancy rate ....................             33%             47%             38%             36%
     Admissions ........................            191             301             502             613
     Average length of stay (days) .....              6               5               5               5
     Days available at end of period ...             38              38              38              38




*  Includes adjustments for retroactivity.

Three Months Ended November 30, 1997 Compared to Three Months Ended November 30, 1996

                                           Three months ended      Increase (Decrease)
                                           ------------------      -------------------
                                               November 30,             November 30,
                                             1997       1996          $               %
                                          -------      -------       -------       -----
                                                          (Amounts in thousands)
Operating revenues
      Managed care ...................... $ 9,464      $ 6,515       $ 2,949        45%
      Provider operations ...............   2,247        3,195          (948)      -30%
                                          -------      -------       -------       -----
         Net revenues ...................  11,711        9,710         2,001        21%

Direct healthcare expenses ..............   9,293        8,420           873        10%

General and administrative ..............   1,533        2,156          (623)      -29%

Other operating expenses ................     211          330          (119)      -36%
                                          -------      -------       -------       -----
      Operating income (loss) ........... $   674      $(1,196)      $ 1,870       -156%
                                          =======      =======       =======       =====


        Operating revenues for the second quarter of fiscal 1998 increased by $2.0 million or 21 percent from the second quarter of fiscal 1997. The second quarter of fiscal 1998 reflects an increase in managed care operating revenues of $2.9 million or 45 percent as compared to the second quarter of fiscal 1997 reflecting increases in the overall monthly payment rate obtained from new contracts. Provider operations revenues declined by 30 percent with a decrease of $1.3 million in contract units due to the closure of 11 units.


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


        Covered lives decreased 55,166 or 4.1 percent due to cancellation of existing non-profitable, lower rate contracts.



        During the second quarter of fiscal 1998, patient days of service at behavioral medicine contracts increased 90 percent from 2,256 patient days to 4,276 patient days. This increase was due to the implementation of a new contract unit during the first quarter of fiscal 1998. However, average net revenue per patient day decreased 78 percent from the second quarter of fiscal 1997. This change in operating results is due to the implementation of a high-volume, lower per patient revenue contract with the State of Idaho.


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


        Operating revenues increased by 21 percent or $3.9 million for the six months ended November 30, 1997 compared to the six months ended November 30, 1996. The increase in operating revenues is attributable to an increase in managed care operations of $6.6 million which was offset by a decline of $2.7 million related to provider operations which is comprised of behavioral medicine contract units and one freestanding facility. Managed care revenues increased 55% due to increased rates for new contracts offset by a decrease in non-profitable, lower rate contracts.


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


        General and administrative expenses decreased by 30 percent or $1.1 million for the six months ended November 30, 1997 as compared to the six months ended November 30, 1996. This reduction in expense reflects lower acquisition related legal expenses in managed care operations and a decline in corporate overhead spending due to corporate restructuring. Other operating expenses declined by $0.2 million as a result of a decrease in the provision for doubtful accounts arising from improved management of Company receivables. Interest expense decreased by $0.5 million or 80 percent for the six months ended November 30, 1997 compared to the six months ended November 30, 1996 as a result of the Debenture Exchange in the third quarter of fiscal 1997.



        Covered lives decreased 55,166 or 4.1 percent due to cancellation of existing non-profitable, lower rate contracts.


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