Form 10-Q
period 1998-02-28
COMPREHENSIVE CARE CORP
filed 1998-04-14
CIK 22872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the period ended February 28, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to ______________

     Commission File Number 0-5751
                            ------


                         COMPREHENSIVE CARE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       95-2594724
          --------                                       ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or organ-
 ization)


              4200 West Cypress Street, Suite 300, Tampa, FL 33607
              ----------------------------------------------------
              (Address of principal executive offices and zip code)


                                 (813) 876-5036
                                 --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

                Classes                            Outstanding at April 10, 1998
                -------                            -----------------------------
Common Stock, par value $.01 per share                        3,460,560

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                      Index

                                                                         Page
PART I -  FINANCIAL INFORMATION

     Item 1. - Condensed Consolidated Financial Statements

          Condensed consolidated balance sheets,
             February 28, 1998 and May 31, 1997......................... 3

          Condensed consolidated statements of operations for
             the three and nine months ended February 28, 1998
             and 1997................................................... 4

          Condensed consolidated statements of cash flows for
             the nine months ended February 28, 1998 and 1997........... 5

          Notes to condensed consolidated financial statements.......... 6-11

     Item 2. - Management's discussion and analysis of financial condition and results of operations.................... 11-19


PART II - OTHER INFORMATION

     Item 1. - Legal Proceedings........................................ 19

     Item 2. - Exhibits and Reports on Form 8-K......................... 20


     Signatures......................................................... 21

PART I.  -  FINANCIAL INFORMATION

ITEM 1.  -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                 February 28,   May 31,
                                                                                     1998        1997
                                                                                     ----        ----
ASSETS                                                                           (Unaudited)    (Note)
Current assets:
  Cash and cash equivalents ....................................................   $  3,554    $  3,991
  Accounts receivable, less allowance for
    doubtful accounts of $1,046 and $882 .......................................      2,291       1,988
  Other receivables ............................................................      2,451       2,486
  Property and equipment held for sale .........................................         --       2,797
  Other current assets .........................................................        277         259
                                                                                   --------    --------
Total current assets ...........................................................      8,573      11,521
                                                                                   --------    --------

Property and equipment .........................................................     11,155      10,138
Less accumulated depreciation and amortization .................................     (4,256)     (3,820)
                                                                                   --------    --------
Net property and equipment .....................................................      6,899       6,318
                                                                                   --------    --------
Noncurrent assets:
  Property and equipment held for sale .........................................      1,910       1,910
  Notes receivable .............................................................      1,922       1,941
  Goodwill, net ................................................................      1,319       1,567
  Cash and receivable withholdings .............................................      3,578         842
  Other assets .................................................................        597         647
                                                                                   --------    --------
Total noncurrent assets ........................................................      9,326       6,907
                                                                                   --------    --------
Total assets ...................................................................   $ 24,798    $ 24,746
                                                                                   ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued liabilities .....................................   $  4,506    $  5,152
  Accrued claims payable .......................................................      6,073       6,256
  Current maturities of long-term debt .........................................          2          46
  Unbenefitted tax refunds received ............................................     12,092      12,092
  Income taxes payable .........................................................        351         362
                                                                                   --------    --------
Total current liabilities ......................................................   $ 23,024    $ 23,908
                                                                                   --------    --------

Long-term liabilities:
  Long-term debt, excluding current maturities .................................      2,705       2,712
  Other liabilities ............................................................        642         696
                                                                                   --------    --------
Total long-term liabilities ....................................................      3,347       3,408
                                                                                   --------    --------

Stockholders' deficit:
  Preferred stock, $50.00 par value; authorized 60,000 shares; issued and outstanding 41,260 shares of Series A Non-Voting 4% Cumulative
    Convertible Preferred Stock at redemption value ............................      2,156       2,094
  Common stock, $.01 par value; authorized 12,500,000 shares; issued
    and outstanding 3,391,529 shares ...........................................         34          34
  Additional paid-in capital ...................................................     48,998      48,888
  Accumulated deficit ..........................................................    (52,761)    (53,586)
                                                                                   --------    --------
      Total stockholders' deficit ..............................................     (1,573)     (2,570)
                                                                                   --------    --------
Total liabilities and stockholders' deficit ....................................   $ 24,798    $ 24,746
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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                                 Three Months Ended         Nine Months Ended
                                                                 ------------------         -----------------
                                                                     February 28,              February 28,
                                                                 1998           1997       1998            1997
                                                                 ----           ----       ----            ----
Revenues and gains:
  Operating revenues .......................................    $ 11,834    $  9,438      $ 34,433     $ 28,141

Costs and expenses:
  Direct healthcare expenses ...............................       9,071       8,101        28,733       24,690
  General and administrative expenses ......................       1,723       2,269         4,406        6,079
  Provision for doubtful accounts ..........................        (106)        (12)           51          189
  Depreciation and amortization ............................         210         182           628          520
  Restructuring expenses ...................................          --          --            --          195
                                                                --------    --------      --------     --------
                                                                  10,898      10,540        33,818       31,673
                                                                --------    --------      --------     --------

Income (loss) from operations ..............................         936      (1,102)          615       (3,532)

  Gain on sale of assets ...................................          13          16           169           42
  Loss on sale of assets ...................................          --          --            (8)         (12)
  Non-recurring gain (loss) ................................          --          --            --         (250)
  Interest income ..........................................         116          62           323          212
  Interest expense .........................................         (39)        (74)         (160)        (670)
                                                                --------    --------      --------     --------

Income (loss) before income taxes ..........................       1,026      (1,098)          939       (4,210)

Provision (benefit) for income taxes .......................          19           4            53         (341)
                                                                --------    --------      --------     --------

Income (loss) before extraordinary item ....................       1,007      (1,102)          886       (3,869)

Extraordinary item - gain on debenture exchange ............          --       2,191            --        2,191
                                                                --------    --------      --------     --------

Net income (loss) ..........................................       1,007       1,089           886       (1,678)

Dividends on convertible preferred stock ...................          21          10            62           10
                                                                --------    --------      --------     --------

Net income (loss) attributable to common
  stockholders .............................................    $    986    $  1,079      $    824     $ (1,688)
                                                                ========    ========      ========     ========


BASIC EARNINGS  PER SHARE
Income (loss) before extraordinary item ....................    $   0.29    $  (0.35)     $   0.24     $  (1.29)
Extraordinary item .........................................        0.00        0.70          0.00         0.73
                                                                --------    --------      --------     --------
Net Income (loss) ..........................................    $   0.29    $   0.35      $   0.24     $  (0.56)
                                                                ========    ========      ========     ========

DILUTED EARNINGS PER SHARE
Income (loss) before extraordinary item ....................    $   0.27    $  (0.35)     $   0.23     $  (1.29)
Extraordinary item .........................................    $   0.00    $   0.70      $   0.00     $   0.73
                                                                --------    --------      --------     --------
Net Income (loss) ..........................................    $   0.27    $   0.35      $   0.23     $  (0.56)
                                                                ========    ========      ========     ========


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)


                                                                                Nine Months Ended
                                                                                -----------------
                                                                                   February 28,
                                                                                1998         1997
                                                                                ----         ----
Cash flows from operating activities:
  Net income (loss) ....................................................     $   824      $(1,688)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization ........................................         627          520
  Provision for doubtful accounts ......................................          51          189
  Gain on Debenture conversion .........................................          --       (2,191)
  Gain on sale of assets ...............................................        (167)         (42)
  Loss on sale of assets ...............................................           9           12
  Changes in assets and liabilities:
    Accounts receivable ................................................        (354)           9
    Notes and other receivables ........................................          54         (733)
    Other current assets, restricted funds, and other non-current assets      (2,738)        (137)
    Accounts payable and accrued liabilities ...........................        (375)       1,069
    Other liabilities ..................................................        (380)        (208)
Increase in unbenefitted tax refunds received ..........................          --        5,074
Increase (decrease) in income taxes payable ............................         (11)         (50)
                                                                             -------      -------
  Net cash (used in) provided by operating activities ..................      (2,460)       1,824
                                                                             -------      -------

Cash flows from investing activities:
  Net proceeds from sale of property and equipment (operating and
  held for sale) .......................................................       2,966          409
  Additions to property and equipment ..................................      (1,110)        (293)
                                                                             -------      -------
    Net cash provided by investing activities ..........................       1,856          116
                                                                             -------      -------

Cash flows from financing activities:
  Bank and other borrowings ............................................          16           --
  Dividends on preferred stock .........................................          63           10
  Proceeds from the issuance of Common Stock ...........................         155        2,756
  Repayment of debt ....................................................         (67)      (5,373)
                                                                             -------      -------
    Net cash provided by (used in) financing activities ................         167       (2,607)
                                                                             -------      -------

Net decrease in cash and cash equivalents ..............................        (437)        (667)

Cash and cash equivalents at beginning of period .......................       3,991        4,433
                                                                             -------      -------

Cash and cash equivalents at end of period .............................     $ 3,554      $ 3,766
                                                                             =======      =======


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998
                                   (UNAUDITED)


NOTE -1- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The condensed consolidated balance sheet as of February 28, 1998, and the related condensed consolidated statements of operations and cash flows for the three and nine month periods ended February 28, 1998 and 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended February 28, 1998 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

         The Company's financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred significant losses from operations in fiscal 1997. Income was recorded for the second and third quarters of 1998 and a profit is reflected on a year to date basis. The continuation of the Company's business is dependent upon the resolution of operating and short-term liquidity problems and the realization of the Company's plan of operations. These conditions may raise doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty (see Note -2- "Operating Losses and Liquidity").

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. (See Note -8-).

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note -2- Operating Losses and Liquidity

         At February 28, 1998, the Company had cash and cash equivalents of $3.6 million. During the nine months ended February 28, 1998, the Company used $2.5 million in its operating activities which includes $1.7 million for cash restricted due to capitation contract requirements and provided $1.9 million from its investing activities. The Company reported net income before extraordinary items of $1.0 million for the quarter ended February 28, 1998, versus a net loss of $1.1 million for the quarter ended February 28, 1997. The Company recorded net income before extraordinary items and after dividends on convertible, preferred stock of $0.8 million for the nine months ended February 28, 1998 versus a loss of $3.9 million before extraordinary items for the same period of fiscal 1997. As a result, the Company has an accumulated deficit of $52.8 million and a total stockholders' deficiency of $1.6 million as of February 28, 1998. Additionally, the Company's current assets at February 28, 1998 amounted to approximately $8.6 million and current liabilities were approximately $23.0 million, resulting in a working capital deficiency of approximately $14.4 million and a negative current ratio of 1:2.7. The Company's primary use of available cash resources is to continue to expand its behavioral medicine managed care business and fund operations.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998
                                   (UNAUDITED)


         During the third quarter of fiscal 1997, the Company completed its Debenture Exchange Offer. In addition to recognizing a gain on the Exchange of $2.2 million, the Exchange resulted in a reduction of debt of $6.8 million with the remaining $2.7 million in Debentures due in 2010. The Debenture Exchange will also result in a reduction of interest expense for future periods. The bondholders also consented to the waiver and elimination of the Debenture sinking fund. Annual sinking fund installments of 5% would have been payable commencing in April 1996 and continuing annually through April 2009. During the third quarter of fiscal 1997, the Company exchanged its Secured Convertible Note into Series A Non-Voting 4% Cumulative Convertible Preferred Stock and also exchanged a minority interest in one of its subsidiaries into 100,000 shares of its Common Stock (see Note -3- "Acquisitions and Dispositions"). As a result of the above transactions, current liabilities were reduced by $11.5 million, non-current liabilities were increased by $1.6 million, and stockholders' deficit was improved by $5.3 million. These transactions also reduced the Company's future cash obligations with the significant reduction in debt, interest expense, and future sinking fund requirements.

         The Company also has the following potential sources of cash to fund additional operating needs:

         - A firm commitment from a mutual fund to purchase, in a private placement, at least $5.0 million of 15%, fully secured Company notes, due no earlier than November 1998 if offered by the Company.

         - Included in assets held for sale (non-current) is one hospital facility designated as property and equipment held for sale with a net realizable value of $1.9 million. The Company expects to sell this facility during fiscal 1998.

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

         Based upon current levels of operation and cash on hand of $3.6 million and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital to meet obligations as they become due, however, the ultimate resolution of the Company's entitlement to certain IRS refund claims or the occurrence of business or economic conditions beyond the control of the Company or the loss of existing contracts from which cash from operations is internally generated may adversely affect the adequacy of such working capital.

         These conditions may raise substantial doubt about the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

         In fiscal 1993, the Company established a restructuring reserve to address the Company's operational issues. The purpose of such reserve was for the realignment of the Company's focus and business and the settlement and disposition of certain non-performing and under-utilized assets. Most of the Company's inpatient freestanding facilities have been sold. Management continues to implement plans for expanding the Company's managed care and behavioral medicine contract management operations. During fiscal 1997, the Company established an additional restructuring reserve of $0.2 million for severance and other cash outlays related to the planned closure and disposition of contract units which occurred during the first quarter of fiscal 1997. The following table sets forth the activity to the restructuring reserve during the third quarter of fiscal 1998:

                                                                 CHARGES
                                                                 -------
                                            NOVEMBER 30,                                     FEBRUARY 28,
                                                1997       INCOME     EXPENSE     PAYMENTS       1998
                                                ----       ------     -------     --------       ----
                                                                (AMOUNTS IN THOUSANDS)
         Restructuring Reserve:
         ---------------------
         Severance..........................    $ 12       $  --       $  --        $ (12)       $  0
         Operations/corporate relocation....     168         (66)         --          (13)         89
                                                ----       -----       -----        -----        ----
         Totals.............................    $180       $ (66)      $  --        $ (25)       $ 89
                                                ====       =====       =====        =====        ====

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998
                                   (UNAUDITED)


NOTE -3- ACQUISITIONS AND DISPOSITIONS

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

         On July 25, 1996, the Company consented to closing the acquisition of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan Inc. and Behavioral Healthcare Management, Inc. (hereafter collectively referred to as "HMS"). The Company consented to the closing, reserving its rights to assert certain claims against the Sellers and others. (See Note -9- Commitments and Contingencies). HMS contracts with commercial and governmental agencies to provide managed behavioral health care programs to patients in Michigan and Ohio. Additionally, HMS provides the following on a contract basis: case management (pre-certification, concurrent review, quality assurance, retrospective chart reviews, peer review and clinical audits as requested by their clients), claims review, network development, credentialing and management of clinical services for hospitals and community providers. The Company recorded the acquisition using the purchase method of accounting. In conjunction with this acquisition, the Company issued a net of 10,000 shares of its Common Stock after giving effect to a settlement with one of the principals in the HMS transaction.

NOTE -4- PROPERTY AND EQUIPMENT HELD FOR SALE

         The Company has decided to dispose of certain freestanding facilities and other assets (see Note -2- "Operating Losses and Liquidity"). Property and equipment held for sale consisting of land, building, equipment and other fixed assets with a historical net book value of approximately $2.7 million at February 28, 1998 is carried at estimated net realizable value of approximately $1.9 million. Operating expenses of the facilities designated for disposition were $52,000 for the three months ended February 28, 1998.

         Property and equipment held for sale which are under contract and expected to be sold within the next twelve month period are shown as current assets on the consolidated balance sheets. Gains and losses on facilities have been reflected in the statement of operations. Any impairments to the net realizable value of property and equipment held for sale have also been recorded in the statement of operations. There were no transactions affecting the carrying value of property and equipment held for sale for the three months ended February 28, 1998.

NOTE -5- RESTRICTED CASH AND RECEIVABLE WITHHOLDINGS

Restricted cash and receivable withholdings consist of the following:

                                                                     February 28,        May 31,
                                                                         1998             1997
                                                                         ----             ----
                                                                         (Dollars in thousands)
Cash restricted to meet capitation-contract requirements ........      $ 1,819           $  133
Receivable (capitation) withholdings.............................        1,759              709
                                                                       -------           ------
Total restricted funds:..........................................      $ 3,578           $  842
                                                                       =======           ======


NOTE -6- INCOME TAXES

         On July 20, 1995, the Company filed its Federal tax return for fiscal 1995 and subsequently filed Form 1139 "Corporate Application for Tentative Refund" to carryback losses described in Section 172(f) requesting a refund to the Company in the amount of $9.4 million. On September 20, 1996, the Company filed its Federal income tax return for fiscal 1996, and subsequently filed Form 1139 "Corporate Application for Tentative Refund" to carryback losses described under Section 172(f) requesting a refund to the Company in the amount of $5.5 million. Section 172(f)

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998
                                   (UNAUDITED)


provides for a 10-year net operating loss carryback for losses attributable to specified liability losses. A specified liability loss is defined, in general, as any amount otherwise allowable as a deduction which is attributable to (i) a product liability or (ii) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. On August 30, 1995, the Company also filed amended Federal tax returns for several prior fiscal years to carryback losses under Section 172(f). The refunds requested on the amended returns are approximately $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982.

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

         The income tax reported by the Company differs from the customary statutory rate of 34% due primarily to the utilization of net operating loss carryforwards.

NOTE -7- ACCRUED CLAIMS PAYABLE

         Accrued claims payable represents the estimated ultimate net cost of all reported and unreported benefits provided through February 28, 1998. The accrued claims payable liability is estimated using statistical analyses based on historical trends. Although considerable variability is inherent in such estimates, management believes that the reported liability is adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known, such adjustments are included in current operations.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 1998
                                   (UNAUDITED)


NOTE -8- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share:

                                                                   Three Months Ended           Nine Months Ended
                                                                   ------------------           -----------------
                                                                      February 28,                 February 28,
                                                                   1998          1997          1998          1997
                                                                   ----          ----          ----          ----
Numerator:
  Income (loss) before Extraordinary item                       $ 1,007,000   $(1,102,000)   $  886,000   $(3,869,000)
  Less Preferred stock dividends                                    (21,000)      (10,000)      (62,000)      (10,000)
                                                                -----------   -----------    ----------   -----------
  Numerator for basic earnings per share-
    income (loss) available to common
    stockholders                                                $   986,000   $(1,112,000)   $  824,000   $(3,879,000)
  Extraordinary item                                                      0     2,191,000             0     2,191,000
                                                                -----------   -----------    ----------   -----------
  Net income (loss) available to common
    stockholders                                                $   986,000   $ 1,079,000    $  824,000   $(1,688,000)

Effect of dilutive securities:
  Preferred stock dividends                                     $    21,000   $         0    $        0   $         0
                                                                -----------   -----------    ----------   -----------
  Numerator for diluted earnings per share-
    income available to common stock-
    holders after assumed conversions                             1,007,000    (1,112,000)      824,000    (3,879,000)

Denominator:
  Denominator for basic earnings per
    share - weighted-average shares                               3,386,129     3,145,561     3,377,243     3,000,520
  Effect of dilutive securities:
    Employee stock options                                           53,586             0       171,619             0
    Convertible preferred stock                                     343,833             0             0             0
                                                                -----------   -----------    ----------   -----------
  Dilutive potential common shares                                  397,419             0       171,619             0
    Denominator for diluted earnings per
      share - adjusted weighted-average
      shares and assumed conversions                              3,783,548     3,145,561     3,548,862     3,000,520
                                                                ===========   ===========    ==========   ===========

BASIC EARNINGS  PER SHARE
Income (loss) before extraordinary item                         $      0.29   $     (0.35)   $     0.24   $     (1.29)
Extraordinary item                                                     0.00          0.70          0.00          0.73
                                                                -----------   -----------    ----------   -----------
Net Income (loss)                                               $      0.29   $      0.35    $     0.24   $     (0.56)
                                                                ===========   ===========    ==========   ===========

DILUTED EARNINGS PER SHARE
Income (loss) before extraordinary item                         $      0.27   $     (0.35)   $     0.23   $     (1.29)
Extraordinary item                                              $      0.00   $      0.70    $     0.00   $      0.73
                                                                -----------   -----------    ----------   -----------
Net Income (loss)                                               $      0.27   $      0.35    $     0.23   $     (0.56)
                                                                ===========   ===========    ==========   ===========

The following number of potentially convertible shares of common stock related to convertible preferred stock, convertible debentures, and stock options are as follows at February 28, 1998:

For conversion of convertible preferred stock               343,833
For conversion of convertible debentures                     77,736
Outstanding stock options                                   672,682
Possible future issuances under stock option plan           677,111
                                                          ---------
  Total shares potentially convertible                    1,771,362
                                                          =========

NOTE -9- COMMITMENTS AND CONTINGENCIES

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

         In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to Common Stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards and has so indicated in approving the Company's most recent Listing Application on December 30, 1996. Management believes, although no assurance may be given, that the completion of the Company's Debenture Exchange Offer positions the Company to seek additional equity and thereby satisfies the Committee of the Company's progress. No assurance may be given that additional equity may be obtained on terms favorable to the Company.

         On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. The Company has denied its liability, and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

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

NOTE -10- EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

         On March 31, 1998, the Company collected cash, totaling $1,949,800, representing $1,936,800 in principal and $13,000 in interest in full settlement of the 8% secured promissory note.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors -- Important Factor Related to Forward- Looking Statements and Associated Risks" (page 16).

General

         Comprehensive Care Corporation ("CompCare") was founded 27 years ago to provide fee-for-service treatment of alcohol abuse at inpatient hospitals. In its early years, the Company grew rapidly and prospered due to the willingness of insurance companies to reimburse the Company for long lengths of stay and at very lucrative day rates. Over time, the Company diversified to provide a spectrum of behavioral healthcare services including drug treatments, smoking cessation and long-term rehabilitation. Beginning in the late 1980's and accelerating into the 1990's, insurance companies implemented "managed care" cost containment in behavioral healthcare. This led to the adoption of policies aimed at reducing inpatient lengths of stay and day rates paid and encouraging lower-cost, outpatient treatments, with consequent losses to the Company. The Company embarked on a strategic plan to divest itself of its freestanding facilities and to concentrate its efforts on its managed behavioral healthcare business.

         In the first quarter of fiscal 1995, the CompCare Board appointed Mr. Chriss W. Street as President and Chief Executive Officer to restructure the Company's balance sheet and return operations to sustained profitability. Through the first fiscal quarter of 1998, the Company divested most of its unprofitable freestanding inpatient hospital facilities, reduced net debt by 93%, and resolved certain past IRS and legal issues. Operations were reorganized around strategic investments in expertise and infrastructure that facilitated the growth of the Company's managed behavioral healthcare business by 1,000%.

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

         During fiscal 1997, the Company recorded $0.2 million in restructuring charges related to the Company's closure of several contract units which occurred during the first and second quarters of fiscal 1997. The components of this charge were predominately severance to contract unit employees. Closure of these units was either consistent with the Company's global restructuring plans or resulted from contracts not renewed by host hospitals and will eliminate the funding of operating losses and cash flow deficits required by these units.

         On June 4, 1997, the Company sold its non-operating freestanding facility in Cincinnati, Ohio which had been closed in August, 1996 due to poor performance. The Company utilized the proceeds received from the sale for working capital and short-term investment purposes.

Third Quarter

         During the third fiscal quarter ended February 28, 1998, CompCare's management continued to focus on achieving sustainable profitability. The Company implemented its previously announced consolidation of certain financial and operating functions from its corporate headquarters in Corona del Mar, California to its rapidly growing managed care subsidiary headquartered in Tampa, Florida. Management believes that increased communication and the intensive involvement of corporate management in the direct operational aspects of the business were key factors in the Company achieving its first back-to-back operating profit in recent years.

         CompCare's mix of business remained at more than 80% managed care for the quarter. The following table sets forth the distribution of operating revenues for the selected quarterly periods:

                                                                           Three months ended
                                                               -----------------------------------------
                                                               February 28,      May 31,    February 28,
                                                                   1998           1997          1997
                                                                   ----           ----          ----
         Managed care operations..........................          84%            78%           79%
         Provider operations..............................          16             22            21
                                                                   ---            ---           ---
         Totals...........................................         100%           100%          100%
                                                                   ===            ===           ===

         Income from operations for the third quarter of fiscal 1998 was $936,000 compared to a $674,000 profit for the second quarter of fiscal 1998, and a $1,102,000 loss from operations for the comparable third quarter of fiscal 1997. Net Income before extraordinary items and after dividends on convertible, preferred stock for the third quarter of 1998 was $986,000 or $.29 per share compared to the $673,000 profit or $.20 per share for the second quarter of fiscal 1998 and the $1,112,000 loss or $.35 per share for the comparable third quarter of 1997.

RESULTS OF OPERATIONS

Statistical Information

         The following utilization statistics include data from all operations including closures during the periods, joint ventures and closed facilities:

                                                   Three Months Ended        Nine Months Ended
                                                   ------------------        -----------------
                                                      February 28,             February 28,
                                                    1998         1997         1998         1997
                                                    ----         ----         ----         ----
Managed care operations (covered lives):
    Carve-out (capitated) ...................    1,045,996    1,232,068    1,045,996    1,232,068
    ASO services ............................      198,877        4,632      198,877        4,632
    EAP .....................................       62,399       66,998       62,399       66,998
    Blended products ........................            0      227,517            0      227,517
                                                 ---------    ---------    ---------    ---------
         Total ..............................    1,307,272    1,531,215    1,307,272    1,531,215
                                                 =========    =========    =========    =========

Behavioral medicine contracts:
    Patient days ............................        4,416        1,281       11,821        6,451
    Average occupied beds per contract ......           12            3           11            4
    Admissions ..............................          183          334          889        1,156
    Average length of stay (days) ...........         24.1          3.9         13.3          5.6
    Beds available at end of period .........           60           55           60           55

Freestanding facilities:
    Patient days ............................          476         1470         3088        4,577
    Occupancy rate ..........................           14%          43%          30%          38%
    Admissions ..............................           49          301          551          914
    Average length of stay (days) ...........          9.7          4.9          5.6          5.0
    Beds available at end of period .........           38           38           38           45


Three Months Ended February 28, 1998 Compared To Three Months Ended February 28, 1997

                                      Three months ended       Increase (Decrease)
                                      ------------------       -------------------
                                         February 28,
                                        1998      1997             $          %
                                        ----      ----          -------     ----
                                                (Amounts in thousands)
Operating revenues
  Managed care ....................    $ 9,993   $ 7,478        $ 2,515      34%
  Provider operations .............      1,841     1,960           (119)     (6)%
                                       -------   -------        -------     ---
     Net revenues .................     11,834     9,438          2,396      25%

Direct healthcare expenses ........      9,104     8,101          1,003      12%
General and administrative ........      1,690     2,269           (579)    (26)%
Other operating expenses ..........        104       170            (66)    (39)%
                                       -------   -------        -------     ---
  Operating income (loss) .........    $   936   $(1,102)       $ 2,038     185%
                                       =======   =======        =======     ===

         Operating revenues increased by 25%, or $2.4 million, from the third quarter of fiscal 1997, reflecting increases in the overall monthly payment rate obtained from new contracts in the managed care division. The managed care division posted an increase in operating revenues of 34%, or $2.5 million, for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997.

         Direct healthcare expenses increased by approximately 12%, or $1 million for the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 due primarily to an increase of 34% in managed care operations which reflects growth in the underlying business, offset by the elimination of selected unprofitable contracts.

         General and administrative expenses decreased by approximately $0.6 million from the third quarter of fiscal 1997. This reduction in expense reflects a decline in corporate overhead spending due primarily to the consolidation of corporate and managed care finance functions in Tampa, Florida.

         During the third quarter of fiscal 1998, patient days of service for behavioral medicine contracts increased 345% from 1,281 patient days to 4,416 patient days due to the implementation, during the first quarter of fiscal 1998, of a high-volume contract with the State of Idaho. However, average net revenue per patient day decreased 89% from the third quarter of fiscal 1997 due to a lower per-patient revenue.

         During the third quarter of fiscal 1998, admissions for the freestanding facility operated by the Company decreased to 49 from 301 in the third quarter of the prior fiscal year. Average length of stay increased from
4.9 days to 9.7 days in the current quarter.

         The Company continues to focus its efforts toward providing effective lower cost outpatient, partial hospitalization and daycare programs. It also continues to strive to establish and maintain relationships and contracts with managed care and others that pay for or broker such services.

Nine Months Ended February 28, 1998 Compared to Nine Months Ended February 28, 1997

                                       Nine months ended       Increase (Decrease)
                                       -----------------       -------------------
                                         February 28,
                                        1998      1997             $          %
                                        ----      ----          -------     ----
                                                 (Amounts in thousands)
Operating revenues
  Managed care ....................    $28,545   $19,466        $ 9,079      47%
  Provider operations .............      5,888     8,675         (2,787)    (32)%
                                       -------   -------        -------     ---
     Net revenues .................     34,433    28,141          6,292      22%

Direct healthcare expenses ........     28,733    24,690          4,043      16%
General and administrative ........      4,406     6,079         (1,673)    (28)%
Other operating expenses ..........        679       904           (225)    (25)%
                                       -------   -------        -------     ---
  Operating income (loss) .........    $   615   $(3,532)       $ 4,147     117%
                                       =======   =======        =======     ===

         The Company reported a pretax profit of approximately $1.0 million for the nine months ended February 28, 1998 compared to the pretax loss of $4.2 million reported for the nine months ended February 28, 1997. Included in the results for fiscal 1997 is a restructuring charge of $0.2 million, a legal settlement of $0.3 million and $0.1 million in fees and expenses relating to the Company's Exchange Offer of its Debentures.

         Operating revenues increased by 22%, or $6.3 million for the nine months ended February 28, 1998 compared to the nine months ended February 28, 1997. The increase in operating revenues is attributable to an increase in managed care operations of $9.1 million which was offset by a decline of $2.8 million related to provider operations which is comprised of behavioral medicine contract units and one freestanding facility. Managed care revenues increased 47% due to increased rates for new contracts offset by a decrease in non-profitable, lower rate contracts.

         Direct healthcare expenses increased by 16%, or $4.0 million for the nine months ended February 28, 1998 as compared to the nine months ended February 28, 1997. The increase in direct healthcare expenses is primarily attributable to an increase in managed care operations which was partially offset by a decline in direct healthcare expenses for provider operations. The managed care increase reflects growth in the underlying business, offset by the elimination of selected, unprofitable contracts. Covered lives decreased 223,943 or 15% due to cancellation of existing non-profitable, lower rate contracts.

         General and administrative expenses decreased by 28%, or $1.7 million for the nine months ended February 28, 1998 as compared to the nine months ended February 28, 1997. This reduction in expense reflects a decline in corporate overhead spending due to corporate restructuring. Other operating expenses declined by $0.2 million as a result of a decrease in the provision for doubtful accounts arising from improved management of Company receivables. Interest expense decreased by 80%, or $0.5 million for the nine months ended February 28, 1998 compared to the nine months ended February 28, 1997 as a result of the Debenture Exchange in the third quarter of fiscal 1997.

         The Company's managed care operations contract with a variety of sources on a capitated basis. The Company attempts to control its risk by entering into contractual relationships with healthcare providers including hospitals and physician groups on a sub-capitated, discounted fee for service or per case basis. The Company believes that it distinguishes itself from its competition by being the "science-based" provider of care by managing all clinical programs based upon proven treatment technologies.

         During the first nine months of fiscal 1998, patient days of service for behavioral medicine contracts increased by approximately 83% from 6,451 patient days to 11,821 patient days due to the implementation during the first quarter of fiscal 1998 of a high-volume contract with the State of Idaho. However, average net revenue per patient day decreased 87% from the first nine months of fiscal 1997 due to a lower, per-patient revenue.

         Admissions at the freestanding facility decreased to 551 from 914 in the first nine months of fiscal year 1998. Average length of stay increased to
5.6 from 5.0. Total patient days declined 1,489 days to 3,088 days in the first nine months of fiscal 1998.

         The Company is taking steps designed to increase revenues, primarily through the continued development of its behavioral medicine managed care business. The Company is also implementing cost reduction measures including the consolidation of selected corporate functions with the managed care operations and achievement of various operating efficiencies. In addition, the Company sold two poorly performing facilities in fiscal 1997 and one during the first quarter of fiscal 1998. The Company owns two freestanding facilities. One of the two owned facilities is currently operating and the other is held for sale. The Company will continue to evaluate the performance of the remaining operating facility in its respective market.

LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 1998, the Company had cash and cash equivalents of $3.6 million. During the nine months ended February 28, 1998, the Company used $2.5 million in its operating activities and provided $1.9 million from its investing activities. The Company reported net income before extraordinary items and after dividends on convertible, preferred stock of $1.0 million for the quarter ended February 28, 1998, versus a net loss of $1.1 million for the quarter ended February 28, 1997. The Company reported net income before extraordinary items and after dividends on convertible, preferred stock of $0.8 million for the nine months ended February 28, 1998, versus a loss of $3.9 million for the same period of fiscal 1997. As a result, the Company has an accumulated deficit of $52.8 million and a total stockholders' deficiency of $1.6 million as of February 28, 1998. Additionally, the Company's current assets at February 28, 1998 amounted to approximately $8.6 million and current liabilities were approximately $23.0 million, resulting in a working capital deficiency of approximately $14.4 million and a negative current ratio of 1:2.7. The Company's primary use of available cash resources is to continue to expand its behavioral medicine managed care business and fund operations while it seeks to dispose of its non-operating freestanding facility held for sale.

         During third quarter fiscal 1997, the Company completed its Debenture Exchange Offer. In addition to recognizing a gain on the Exchange of $2.2 million, the Exchange resulted in a reduction of debt of $6.8 million with the remaining $2.7 million in Debentures due in 2010. The Debenture Exchange will also result in a reduction of interest expense for future periods. The bondholders also consented to the waiver and elimination of the Debenture sinking fund. Annual sinking fund installments of 5% would have been payable commencing in April 1996 and continuing annually through April 2009. During the third quarter of fiscal 1997, the Company exchanged its Secured Convertible Note into Series A Non-Voting 4% Cumulative Convertible Preferred Stock and also exchanged a minority interest in one of its subsidiaries into 100,000 shares of its Common Stock (see Note -3- "Acquisitions and Dispositions"). As a result of the above transactions, current liabilities were reduced by $11.5 million, non-current liabilities were increased by $1.6 million, and stockholders' deficit was improved by $5.3 million. These transactions also reduced the Company's future cash obligations with the significant reduction in debt, interest expense and future sinking fund requirements.

         The Company also has the following potential sources of cash to fund additional operating needs:

         - A firm commitment from a mutual fund to purchase in a private placement at least $5.0 million of 15%, fully secured Company notes, due no earlier than November 1998 if offered by the Company.
         - Included in assets held for sale (non-current) is one hospital facility designated as property and equipment held for sale with a net realizable value of $1.9 million. The Company expects to sell this facility during fiscal 1998.

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

         Based upon current levels of operation and cash on hand of $3.6 million and cash anticipated to be internally generated from operations, the Company believes that it has sufficient working capital to meet obligations as they become due; however, the ultimate resolution of the Company's entitlement to certain IRS refund claims or the occurrence of business or economic conditions beyond the control of the Company or the loss of existing contracts from which cash from operations is internally generated may adversely affect the adequacy of such working capital.

         These conditions may raise substantial doubt about the Company's ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

         As of February 28, 1998, the Company had a stockholders' deficiency of $1.6 million, a working capital deficiency of approximately $14.4 million and a negative current ratio of 1:2.7. Income from operations for the quarter ended February 28, 1998 was $0.9 million. Present results of operations are not necessarily indicative of anticipated future results of operations.

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

TAXES

         The Company has received tax refunds of approximately $14.8 million from the carryback of fiscal 1996 and 1995 specified losses defined in Section 172(f). Section 172(f) provides for a 10-year net operating loss carryback for losses attributable to specified liability losses. A specified liability loss is defined, in general, as any amount otherwise allowable as a deduction which is attributable to (i) a product liability, or (ii) a liability arising under a federal or state law, or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. Receipt of the 1996 and 1995 tax refunds does not imply IRS approval. The proceeds to the Company of the 1995 refund were reduced by a $2.5 million offset for the Company's outstanding payroll tax obligation to the Internal Revenue Service ("IRS"), including interest, pursuant to a settlement agreement relating to tax years 1983 through 1991. Also, a $3.0 million contingency fee was paid to Deloitte & Touche, LLP from the 1995 and 1996 refund proceeds. Section 172(f) is an area of the tax law without guiding legal precedent. There may be substantial opposition by the IRS to all or a substantial portion of such claims, and no assurances can be made as to the ability to retain tax refunds based on such deductions. Although the Company is currently being audited by the IRS, neither the Company nor the IRS will be precluded in any resultant tax audit from raising these and additional issues.

         The Company may be unable to utilize some or all of its allowable tax deductions or losses, which depends upon factors including the availability of sufficient net income from which to deduct such losses during limited carryback and carryover periods. Further, the Company's ability to use any Net Operating Losses may be subject to limitation in the event that the Company issues or agrees to issue substantial amounts of additional equity. The Company monitors the potential for "change of ownership" and believes its financing plans as contemplated will not cause a "change of ownership;" however, no assurances can be made that future events will not act to limit the Company's tax benefits.

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

DEPENDENCE ON KEY PERSONNEL

         The Company depends and will continue to depend upon the services of its senior management and skilled personnel. The Company is presently in the process of relocating certain significant management functions to Tampa, Florida, where Comprehensive Behavioral Care, the Company's principal subsidiary, is located. In connection with such relocation, the Company is in the process of an executive search for a Chief Financial Officer. There is no assurance that the Company will be able to successfully recruit an individual who has the necessary background and experience in the managed healthcare field.

SHARES ELIGIBLE FOR FUTURE SALE

         The Company has issued or committed to issue approximately 344,000 shares related to the 4% convertible preferred stock, 78,000 shares related to the conversion of debt or private placements, and options or other rights to purchase approximately 1,350,000 shares. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in private transactions in furtherance of fulfilling its future capital needs (see "Need for Additional Funds: Uncertainty of Future Funding"). Issuance of additional equity could adversely affect the trading prices of the Common Stock.

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

         In October 1994, the New York Stock Exchange, Inc. ("NYSE") notified the Company that it was below certain quantitative and qualitative listing criterion in regard to net tangible assets available to Common Stock and three year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards, and has so indicated in approving the Company's most recent Listing Application on December 30, 1996. Management believes, although no assurance may be given, that the completion of the Company's Debenture Exchange Offer will enable the Company to seek additional equity and thereby satisfy the Committee of the Company's progress. No assurance may be given that additional equity may be obtained on terms favorable to the Company.

         On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. The action is only in its formative stages. The Company has denied its liability, and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

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

                                        COMPREHENSIVE CARE CORPORATION




April 14, 1998                          By /s/             CHRISS W. STREET
                                          --------------------------------------
                                                           Chriss W. Street
                                                              President and
                                                    Chief Executive Officer
                                              (Principal Executive Officer)




April 14, 1998                          By /s/            KEVIN M. CARNANAN
                                          --------------------------------------
                                                           Kevin M.Carnahan
                                              Vice President of Finance and
                                                   Chief Accounting Officer

                         COMPREHENSIVE CARE CORPORATION


                                  EXHIBIT INDEX

                                    FORM 10-Q

                    THIRD QUARTER ENDED FEBRUARY 28, 1998




EXHIBIT NO.             DESCRIPTION

27                      Financial Data Schedules (filed herewith).