Form 10-K405
period 1998-05-31
COMPREHENSIVE CARE CORP
filed 1998-08-28
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended May 31, 1998 or

  [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from __________ to __________
         Commission file number 0-5751


                         COMPREHENSIVE CARE CORPORATION
             (Exact name of Registrant as specified in its charter)

          Delaware                                               95-2594724
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

4200 West Cypress Street, Suite 300
         Tampa, Florida                                             33607
(Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (813) 876-5036

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                     Name of each exchange on
         Title of each class                              which registered
         -------------------                              ----------------
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

                                                            Yes  X       No
                                                                ----        ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant at August 21, 1998, was $31,131,306 based on the closing sale price of the Common Stock on August 21, 1998 as reported on the New York Stock Exchange composite tape.

         At August 21, 1998, the Registrant had 3,459,034 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference from the Registrant's definitive proxy statement for the Registrant's 1998 annual meeting of stockholders presently scheduled to be held on November 17, 1998, proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended May 31, 1998.

                                     PART I
ITEM 1.  BUSINESS


Organizational History

         Comprehensive Care Corporation(R) (the "Company") is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the "Company" include Comprehensive Behavioral Care Inc.(SM)(1) ("CompCare"(SM)(2) or "CBC")and subsidiary corporations. Prior to fiscal year 1993, the Company principally engaged in the ownership, operation and management of psychiatric and substance abuse programs in company owned, leased, or unaffiliated hospitals. During the fiscal years 1993 through 1998, the Company disposed of ten hospital facilities and currently has one non-operating hospital located in Ft. Worth, Texas that is held for sale as of May 31, 1998. The Company continues to operate one psychiatric hospital located in Aurora, Colorado. However, it has entered into a Letter of Intent to sell this facility, subject to the completion of a definitive agreement, for $5.1 million.

         Commencing in fiscal 1993, the Company transitioned its business focus to managed care products and services through its wholly owned subsidiary, CompCare. During fiscal 1998, the Company's new business development has been chiefly focused on managed care.

         The following table sets forth, for each of the years in the five-year period ended May 31, 1998, the percentage of operating revenues from the Company's managed care operations and hospital, contract, and other operations.

                                                            YEAR ENDED MAY 31,
                                                     --------------------------------
                                                     1998   1997   1996   1995   1994
                                                     ----   ----   ----   ----   ----
     Managed care operations (1) .................    83%    72%    49%    19%    10%
     Hospital, contract and other operations .....    17     28     51     81     90
                                                     ---    ---    ---    ---    ---
                                                     100%   100%   100%   100%   100%
                                                     ===    ===    ===    ===    ===

----------

(1) The Company has provided managed care products since the acquisition of AccessCare, Inc. in December 1992. On August 1, 1995, the Company changed the name of this subsidiary from AccessCare, Inc. to Comprehensive Behavioral Care, Inc.(SM)


Recent Developments

       - In August 1998, the Company entered into a Letter of Intent to sell its Aurora, Colorado hospital facility, subject to the completion of a definitive agreement, for $5.1 million.

       - In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed for a tentative refund to carry back losses described in Section 172(f) of the Internal Revenue Code ("IRC"), requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

         During fiscal years 1997 and 1996, the Company recognized a portion of the refunds received as a tax benefit of $0.3 million and $2.4 million, respectively. The balance of the refunds received, $12.1 million, are recorded as a deferred liability, "Unbenefitted tax refunds received" pending resolution by the IRS of the appropriateness of the Section 172(f) carryback. The additional refunds requested under Section 172(f) for prior years of $7.7 million have not been received, nor has the Company recognized any tax benefit related to these potential refunds.

         Section 172(f) of the IRC provides for a ten-year net operating loss carryback for specific losses attributable to (1) a product liability or (2) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. The applicability of Section 172(f) to the type of business in which the Company operates is unclear. The IRS may determine that the Company's position and use of Section 172(f) is inappropriate and request a return of some or all of the refunds received to date. No assurance can be provided that the Company will be able to retain the refunds received to date or that the other refunds requested will be received. (see Note 21-- "Events Subsequent to the Balance Sheet Date." in the audited consolidated financial statements for additional information).

         As a result of the Section 172(f) carryback claims filed by the Company, and the tentative refunds received, the Company came under audit with respect to the tax years previously mentioned.

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million in refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.0 million through May 31, 1998. Accordingly, the Company would be entitled to a repayment of the fees advanced to the Company's tax advisor relating to these refund claims of approximately $2.5 million. This report commences the administrative appeals process. The Company intends to protest the examination report and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court.

       - During fiscal 1998, the Company completed an internal operational restructuring which included the relocation of the corporate office and its principal accounting functions from Corona Del Mar, California to the facilities of its CompCare subsidiary located in Tampa, Florida. This relocation entailed the rebuilding of senior management at both the parent and three operating subsidiary levels. The rebuilding was accomplished through relocations, internal management reassignments and new hires.

       - During the current year, the Company began implementation of a fully-integrated managed care Information System designed to improve service, tracking, and reporting. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

----------

(1) Comprehensive Behavioral Care, Inc. is a registered service mark of the Company.

(2)       CompCare is a registered service mark of Comprehensive
          Behavioral Care, Inc.

Operational Overview

         For the fiscal year ended May 31, 1998, the Company had net income of $1.9 million versus a loss of $2.8 million for the same period of 1997. Stockholders' deficit improved to $1.3 million in fiscal 1998 from $3.6 million as of May 31, 1997. Cash and cash equivalents improved to $6.0 million in fiscal 1998 from $4.0 million as of May 31, 1997. Managed care operations accounted for approximately 83% of the Company's operating revenues with hospital, contract, and other operations accounting for 17% of the Company's operating revenues for the fiscal year ended May 31, 1998.


Business General

         The Company now views itself principally as a behavioral health managed care company. Comprehensive Behavioral Care manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of Health Maintenance Organizations ("HMOs"), Preferred Provider Organizations ("PPOs"), and state and county governments. The services provided by managed care operations are delivered through management service agreements, administrative service agreements, and capitated contracts. Under capitated contracts, the primary payor of healthcare services pre-pays a fixed fee, per member per month ("PMPM") for covered psychiatric and substance abuse services to the Company regardless of actual member utilization. Current services include a broad spectrum of inpatient and outpatient mental health and substance abuse therapy, counseling, and supportive interventions. Programs are contracted through inpatient facilities as well as experienced outpatient practitioners. In addition, Comprehensive Behavioral Care has developed staff model outpatient treatment centers where existing treatment is performed by doctors and professionals who are employees of the Company.

         The Company has an incentive to keep its members healthy and to manage its costs through measures such as the monitoring of hospital admissions (inpatient) and the review of authorizations for various types of therapy (outpatient). The goal is to combine the delivery of and access to quality behavioral managed care services with effective management controls in order to make the most cost-effective use of healthcare resources.

                              MANAGED CARE OPERATIONS

         The Company provides managed behavioral healthcare and substance abuse services for employers, HMOs, PPOs, government organizations, third-party claim administrators, commercial, and other group purchasers of healthcare. The Company currently provides services to contracted members in 10 states and the Commonwealth of Puerto Rico and provides behavioral medicine managed care services to Medicaid recipients through subcontracts with HMOs focused on Medicaid and Medicare beneficiary populations. Medicaid is a state operated program that utilizes both state and federal funding to provide healthcare services to qualified low-income residents. The programs and services currently offered by the managed care operations include fully integrated capitated behavioral healthcare services, Employee Assistance Programs ("EAP"), case management/utilization review services, Administrative Services Organizations ("ASO"), provider sponsored health plan development, preferred provider network development and management, physician advisor reviews and overall care management services. Fully integrated capitated lives totaled approximately 1,014,000 and 1,099,000 at May 31, 1998 and 1997, respectively. ASO lives were approximately 199,000 and 226,000 at May 31, 1998 and 1997, respectively. EAP lives were approximately 63,000 and 65,000 at May 31, 1998 and 1997, respectively. Blended products were eliminated in fiscal 1998 and totaled approximately 1,400 lives in fiscal 1997. The Company manages its clinical service programs on proven treatment technologies and trains its providers to use science-based effective treatment.

         Managed care operations accounted for approximately 83% of the Company's operating revenues in fiscal 1998 versus 72% in fiscal 1997. The Company believes that managed care operations, in concert with a network of providers, will be instrumental in assisting the Company in developing an integrated service model providing access to high quality, cost-effective care.

Sources of Revenue

         The Company provides managed behavioral health and substance abuse services to its members under contract. Generally, the Company receives a negotiated amount on a PMPM or capitated basis to provide these services. The Company then contracts directly with providers who receive a pre-determined fee-for-service rate, case rate or alternatively, the Company may contract with an integrated provider company on a sub-capitated basis. Behavioral health providers include psychiatrists, clinical psychologists and other licensed healthcare professionals. Under the full risk capitation arrangements, the Company is responsible for the development and management of service networks including physicians, therapists and hospitalization services and all claims are managed and paid by the Company. In cases where the Company has made sub-capitation arrangements, the outside company manages service delivery through a Company approved and credentialed network guided by stringent quality standards. Claims are paid by the Company and deducted from the network provider capitation payment.

         In April 1997, the Company entered into an agreement with PCA Health Plans of Puerto Rico, Inc., a subsidiary of Humana, Inc. ("PCA"), to provide psychiatric and substance abuse services to patients serviced by PCA under an agreement between PCA and The Commonwealth of Puerto Rico. The company provides service to approximately 430,000 members. Revenues from this contract accounted for 39% and 13% of the Company's operating revenue for the fiscal years ended May 31, 1998 and 1997, respectively. PCA has entered into a health insurance contract with the Puerto Rico Health Insurance Administration ("PRHIA"), a public instrumentality of the Commonwealth of Puerto Rico, to provide medical and healthcare services to indigent patients in two rural regions of Puerto Rico. The services are provided through a network of contracted and employed professionals who are located throughout the two regions. PCA has subcontracted with the Company to provide all mental health, substance abuse, and other professional services necessary to identify, treat, or avoid behavioral health illness or injury to all persons covered under its agreement with PRHIA.

        In total, the Company has nine contracts with PCA to provide behavioral healthcare services under Medicare, Medicaid, and commercial plans to contracted members in Florida, Texas, and Puerto Rico. The combined PCA contracts represent approximately 57% and 32% of the Company's operating revenue for fiscal 1998 and 1997, respectively. As of May 31, 1998, the Company was at full risk for approximately 730,000 lives covered under contract with PCA.

         The Company holds contracts that require a portion of the PMPM amounts to be withheld to guarantee certain performance measures. Noncompliance by the Company with respect to the performance guarantees could result in the forfeiture, in whole or in part, of such withholds. Contracts are generally entered into for a period of one to three years and are automatically renewed for successive one-year periods unless either party gives notice of termination.

Delivery of Healthcare Services

          Members are usually directed to the Company by their employer, HMO, or physician and if deemed appropriate receive an initial authorization for a consultation. Based upon the initial consultation, a treatment plan is established for the member. The Company attempts to control its health care expense risk by entering into contractual relationships with healthcare providers including hospitals, physician groups and other managed care organizations, either on a sub-capitated, discounted fee-for-service or a per-case basis. During fiscal 1998, the Company provided services under capitated arrangements for commercial, Medicare and Medicaid patients in Florida, commercial and Medicaid patients in Puerto Rico, Texas, New Jersey and Michigan, and commercial patients in Indiana.

          The new business in fiscal year 1998 included capitated lives under ASO contracts, in which the Company provides overall care management services but is not at financial risk for the services rendered by providers. The Company performs periodic reviews of its current contracts with payors and may amend or revise the terms of unprofitable contracts. During fiscal 1998, CBC added seven new contracts and terminated or cancelled six contracts. The seven new contracts added approximately 166,000 members and approximately $0.6 million in monthly revenue. The six terminated contracts represented coverage for approximately 141,000 members and provided approximately $0.3 million in monthly revenue. The net benefit was an increase in membership of approximately 25,000 and approximately $0.3 million in monthly revenue.


Overview of Behavioral Healthcare Industry

         Behavioral healthcare involves the treatment of a variety of behavioral health conditions such as emotional and mental health problems, substance abuse, and other personal concerns that require outpatient and inpatient therapy. The complexity of these conditions has required expanded services to address social issues that exacerbate illness. There is an increasing emphasis on the correlation of physical and mental illness, with resultant expansion of joint HMO and Managed Behavioral Healthcare Organization ("MBHO") programs. As new psychotropic medications have become available, HMOs have expressed interest to the MBHOs in the expansion of pharmacy management.

         Industry sources estimate that approximately $95 billion was spent on behavioral health services in 1997 which is approximately 9% of the total U.S. healthcare spending. Behavioral health spending includes money spent on mental health and chemical dependency treatment and does not include spending on psychotropic medications. In response to escalating costs, behavioral health managed care companies, such as Comprehensive Behavioral Care have expanded. These companies focus on member care and arranging for the appropriate level of service in a cost-effective manner. This has resulted in a significant decrease in occupancy rates and average lengths of stay for inpatient facilities and an increase in outpatient treatment and alternative care services.


Growth Strategy

         The Company's objective is to expand its presence in both existing and new behavioral health managed care programs by obtaining new contracts with HMOs, corporations and other payors through its reputation of providing quality behavioral managed care services with the most cost-effective use of healthcare resources.

         The Company believes that the Medicaid sector offers a significant opportunity for growth in the behavioral health managed care industry over the near term. Management believes that more state governmental agencies will turn to managed care organizations to administer their Medicaid programs. The Company's expertise in managing capitated programs along with its experience in managing the Medicaid population will allow the Company to participate in the growing Medicaid sector. Governments are also looking to behavioral healthcare companies to implement programs targeting substance abuse treatment within prison systems and children's programs. Additionally, the Company intends to expand its product lines based on proven Medicaid managed care programs.


Competition

         The behavioral health managed care industry is highly competitive with approximately 13 managed behavioral healthcare companies providing service for more than 110 million lives in the United States and the Commonwealth of Puerto Rico. Additionally, there are numerous local and regional group practices, community mental health centers and behavioral healthcare hospitals that manage behavioral healthcare on behalf of HMOs, PPOs and local governments. The last several years have seen an increased migration to fully capitated HMO products in most markets, which is the Company's primary niche. As a consequence of these changes in the marketplace, the potential dollars spent for managed behavioral services are expected to grow significantly. As of May 31, 1998, the Company managed approximately 730,000 lives covered through Medicaid in Florida, Texas and Puerto Rico and has partnered with PCA and other HMOs to attract additional business in other states. The Company anticipates that governmental agencies will continue to implement a significant number of managed care Medicaid products and programs to MBHOs through HMOs. Many of these HMOs will subcontract for behavioral healthcare services with MBHOs similar to the Company. In addition, the Company manages approximately 29,000 lives covered through Medicare in Florida.

         Managed behavioral care is a competitive market that has experienced consolidation during the last year. The Company's two major competitors are Magellan Health Services/Merit Behavioral Care and Options Health Care/Value Behavioral Health.He Contracts are competitively bid and are generally awarded based upon price, customer service, capacity to satisfy the standards of the National Committee of Quality Assurance ("NCQA") and capacity to deliver the product, including financial viability of the bidder. The Company has developed a reputation as a price efficient low overhead company with high ratings by customers and members which is the principal basis on which the company competes. As a subcontractor for NCQA accredited HMOs, Comprehensive Behavioral Care has met the HMOs' stringent criteria. HMOs and freestanding MBHOs will be required to meet behavioral healthcare specialty specific standards developed by NCQA to obtain and maintain accreditation. The Company has acquired the expertise and designated revenues to obtain NCQA accreditation in the near future. MBHOs will likely duplicate the competitive advantage experienced by HMOs by achieving NCQA accreditation early in the cycle.

         The Company is subject to multiple state and federal regulations as well as changes in Medicaid and Medicare reimbursement. At this time, the Company is unable to predict what effect, if any, the changes in legislation for Medicaid and Medicare may have on its business. (see "Business - Governmental Regulation")


                                HOSPITAL FACILITY

         The Company currently owns and operates one facility located in Aurora, Colorado representing 62 available beds. In August 1998, the Company entered into a Letter of Intent to sell this facility subject to the completion of a definitive agreement for $5.1 million. This facility, offers levels of care that form a continuum of service including detoxification, inpatient, residential, day treatment and outpatient programs which meet the evolving needs of patients and their families. Based on an initial assessment, each patient is placed into the level of care that is most appropriate for his or her needs. Following this assessment, each patient admitted into treatment receives a full medical and social evaluation as well as a physical examination that includes those diagnostic studies ordered by the patient's attending physician. Throughout the course of treatment each plan is reviewed frequently to ensure that it continues to meet the changing needs of the patient. The length of time spent in treatment is dependent on an individual's needs and can range from several days to several months.


Sources of Revenues

         During fiscal 1998, approximately 24% of the Company's operating revenues from hospital operations were received from private sources (private health insurers, managed care companies and directly from patients) and the balance was from Medicare, Medicaid, and other governmental programs.

         Medicare utilization at the Aurora facility averaged approximately 33% for inpatient and 49% for outpatient treatment in fiscal 1998. This facility currently participates in the Medicare program and is subject to the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") limits. The facility is excluded from the Prospective Payment System ("PPS"). The Company does not believe that the imposition of TEFRA limits or PPS had a material adverse impact on the business at its hospital facility or that loss of exclusion from PPS would materially impact the Company's business.

         The Medicaid program is a combined federal and state program providing coverage for low-income individuals. The specific services offered and reimbursement methods vary from state to state. Approximately 14% of the Company's hospital facility revenues are derived from the Medicaid program. Accordingly, changes in Medicaid program reimbursement are not expected to have a material adverse impact on the Company's business.

         The Company's ability to succeed in increasing revenues may depend in part on the extent to which reimbursement of the cost of such treatment will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price of medical products and services.

                              GOVERNMENT REGULATION

Regulatory Monitoring and Compliance

        The Company is subject to extensive and evolving state and federal regulations. These regulations range from licensure and compliance with regulations related to insurance companies and other risk assuming entities to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably among states. As a result, the Company may be subject to the specific regulatory approach adopted by each state for the regulation of managed care companies and for providers of behavioral healthcare treatment services.

        The Company is licensed to operate in Michigan as a Limited Health Service Organization ("LHSO") and is required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves or net worth.

        In many states, entities that assume risk under contract with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licensure as either an insurer or HMO in certain states.

        Currently, management cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts. Management believes that the Company is currently in material compliance with the laws and regulations of the jurisdictions in which it operates.

         The development and operations of healthcare facilities are subject to compliance with various federal, state and local laws and regulations. The Company's hospital facility, as well as hospitals under contract with Comprehensive Care Integration ("CCI"), must comply with the licensing requirements of federal, state and local agencies with state-mandated rate control initiatives, with state certificate of need and similar laws regulating various aspects of the operation of health facilities (including construction of facilities and initiation of new services) and with the requirements of municipal building codes, health codes and local fire departments. State licensing of facilities is a prerequisite to participation in the Medicare and Medicaid programs. Legislative, regulatory and policy changes by governmental agencies (including reduction of budgets for payments under the Medicare, Medicaid and other state and federal governmental healthcare reimbursement programs) may impact the Company's ability to generate revenue and the utilization of its healthcare services.


                                  ACCREDITATION

         To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, NCQA has developed an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators and consumers. The Standards for Accreditation of Managed Care Organizations used by NCQA reviewers to evaluate a managed care organization address the following areas: quality improvement, utilization management, credentialing, members' rights and responsibilities, preventative care guidelines, and medical records. These standards validate that a managed care organization is founded on principles of quality and is continuously improving the clinical care and services provided. NCQA also utilizes Health Plan Data and Information Set ("HEDIS") which is a core set of performance measurements developed to respond to complex but simply defined employer needs as standards for patient and customer satisfaction. Comprehensive Behavioral Care believes it meets the standards for NCQA accreditation and has adopted HEDIS performance and reporting standards. CBC has submitted a survey application and will seek NCQA accreditation in selected markets in fiscal 1999.

         The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") is an independent commission that conducts voluntary accreditation programs with the goal of improving the quality of care provided in healthcare facilities. Generally, hospitals including dedicated units, long-term care facilities and certain other healthcare facilities may apply for JCAHO accreditation. If a hospital under contract with CCI requests a JCAHO survey of its entire facility, the contract program will be separately surveyed. After conducting on-site surveys, JCAHO awards accreditation for up to three years to facilities found to be in substantial compliance with JCAHO standards. Accredited facilities are periodically resurveyed and loss of JCAHO accreditation could adversely affect the hospital's reputation and its ability to obtain third-party reimbursement. The Company's hospital facility is accredited and the hospitals under contract with CCI have received or have applied for such accreditation.


                          ADMINISTRATION AND EMPLOYEES

         The Company's executive and administrative offices have been consolidated and are located in Tampa, Florida where management maintains operations, business development, accounting functions and governmental and statistical reporting. Mr. Chriss W. Street, Chairman, President, and Chief Executive Officer of the Company, also serves as Chairman and President of the Company's principal subsidiary. Mr. Street has assembled an experienced executive management team and completed the three-year plan of restructuring (see Item 10-- "Directors and Executive Officers of the Company"). As a result, the Company has realized profitability and improved equity for stockholders. The Company currently employs a total of 347 employees who are assigned to its operations as follows:


                                                       TOTAL EMPLOYEES    % OF TOTAL
                                                       ---------------    ----------
         Managed care and contract operations ........       249              72%
         Aurora Hospital .............................        82              24
         Corporate or administrative operations ......        16               4
                                                             ---             ---
                  Total ..............................       347             100%
                                                             ===             ===

         The Company employs many of the physicians and psychiatrists in its staff model clinics along with the psychologists and nurses serving on treatment teams. The Company views its relationship with its employees to be satisfactory.

                         MANAGEMENT INFORMATION SYSTEMS

         The Company is in the process of transitioning from its UniCare data system to a fully-integrated Information System ("IS") designed as a complete managed care, three-tier application. The system, known as Nichols TXEN ("TXEN"), was developed by Nichols Research and the Company is a licensed user of the TXEN system. The Company has implemented this system as a focused managed behavioral healthcare system in one Region with planned expansion to all other Regions. The Company views the system to be adequate for its current and future needs.

         All locations are strategically connected to the Company's frame relay telecommunications network, allowing automated call path routing to overlap coverage for peak call times. Electronic access is provided and encouraged between the Company and all provider groups wishing to participate in e-mail, electronic billing, and electronic forms. Major care functions such as assessment information, service plans, initial authorizations, extension requests, termination summaries, appeals, credentialing, billing and claim/encounter processing are backed by decision aids to correctly adjudicate patient specific transactions.

                               MARKETING AND SALES

         The Company's business development staff are responsible for generating new sales leads and for preparing proposals and responses for formal commercial and public sector Requests for Proposals ("RFPs"). Much of the Company's new business in the past year has been obtained through references from current clients. The marketing department has developed and enhanced its marketing campaign along with new brochures and promotional material designed to highlight the Company's achievements and innovative programs. The Company has expanded its marketing initiatives to the regional level. Additionally, product line development teams have been established to create and develop new products.

ITEM 2.  PROPERTIES


         The following table sets forth certain information regarding the properties owned or leased by the Company at May 31, 1998:

                                                            OWNED OR               LEASE            MONTHLY
               NAME AND LOCATION                             LEASED              EXPIRES(1)         RENTAL
               -----------------                             ------              ----------         ------
                                                                                                 (In dollars)
      PSYCHIATRIC/CHEMICAL DEPENDENCY
        HOSPITAL TREATMENT FACILITIES
        -----------------------------
           Aurora Behavioral Health Hospital (5).....         Owned
             Aurora, Colorado
           CareUnit Hospital (2).....................         Owned
             Fort Worth, Texas

      REGIONAL, ADMINISTRATIVE, AND OTHER OFFICES
      -------------------------------------------

           Corona del Mar, California (3) ...........        Leased                 2006            13,780

           Corporate Headquarters and Regional Offices
             Tampa, Florida (3)......................        Leased                 2001            26,597
             Grand Prairie, Texas (3)................        Leased                 1999             7,030
             Houston, Texas..........................        Leased                 2000             1,797
             San Juan, Puerto Rico...................        Leased                 2001             9,145
             Aquas Buenas, Puerto Rico...............        Leased                 1998               450
             Naranjito, Puerto Rico..................        Leased                 2001             1,520
             Las Marinas/Maricad, Puerto Rico........        Leased                 1998               650
             Juana Diaz, Puerto Rico.................        Leased                 1998             1,800
             Barranquitas, Puerto Rico...............        Leased                 1998             1,400
             Bloomfield Hills, Michigan (3)..........        Leased                 1999             4,500

           Comprehensive Care Integration, Inc.
             Boise, Idaho (3)........................        Leased                 1998             2,085

           CompCare Publishers
             Minneapolis, Minnesota (4)..............        Leased                 1998             7,991

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

(4)      Office/operation sold in April 1994; Company has sublet this property.

(5) In August 1998, the Company entered into a Letter of Intent to sell this facility, subject to the completion of a definitive agreement, for $5.1 million.

ITEM 3.  LEGAL PROCEEDINGS

(1) In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed for a tentative refund to carry back losses described in Section 172(f) of the IRC, requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

         During fiscal years 1997 and 1996, the Company recognized a portion of the refunds received as a tax benefit of $0.3 million and $2.4 million, respectively. The balance of the refunds received, $12.1 million, are recorded as a deferred liability, "Unbenefitted tax refunds received" pending resolution by the IRS of the appropriateness of the Section 172(f) carryback. The additional refunds requested under Section 172(f) for prior years of $7.7 million have not been received, nor has the Company recognized any tax benefit related to these potential refunds.

         Section 172(f) of the IRC provides for a ten-year net operating loss carryback for specific losses attributable to (1) a product liability or (2) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. The applicability of
         Section 172(f) to the type of business in which the Company operates is unclear. The IRS may determine that the Company's position and use of
         Section 172(f) is inappropriate and request a return of some or all of the refunds received to date. No assurance can be provided that the Company will be able to retain the refunds received to date or that the other refunds requested will be received. (see Note 21-- "Events Subsequent to the Balance Sheet Date." in the audited consolidated financial statements for additional information)

         As a result of the Section 172(f) carryback claims filed by the Company, and the tentative refunds received, the Company came under audit with respect to the tax years previously mentioned.

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million in refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.0 million through May 31, 1998. Accordingly, the Company would be entitled to a repayment of the fees advanced to the Company's tax advisor relating to these refund claims of approximately $2.5 million. This report commences the administrative appeals process. The Company intends to protest the examination report and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court.

(2) The Company is currently involved in an action in California Superior Court contesting certain aspects of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involves the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". It is anticipated that a final determination on the Superior Court action will be obtained in late 1998 or early 1999. The Company currently has $1.0 million accrued to settle this claim (see Note 4-- Prior Period Adjustment - Error Correction" in the consolidated audited financial statements).

(3) On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. The action is only in its formative stages. The Company has denied its liability and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

(4) On September 6, 1996, the Company instituted an arbitration against the Sellers of HMS with the American Arbitration Association in Orange County, California seeking, among other things, reimbursement from the Sellers for damages which the Company sustained by reason of the inaccuracies of the representations and warranties made by the Sellers and for the indemnification from each of the Sellers as provided for under the terms of the Stock Purchase Agreement. One seller has settled his case with the Company. The remaining seller has not interposed an answer to the arbitration, and the arbitration is therefore in its formative stages. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

         From time to time, the Company and its subsidiaries are also parties to and their property is subject to ordinary routine litigation incidental to their business. In some pending cases, claims exceed insurance policy limits and the Company or a subsidiary may have exposure to liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company's financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Not applicable.

                                                      PART II.


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol CMP. The following table sets forth the range of high and low closing sale prices for the Common Stock for the fiscal quarters indicated:

                                                                  PRICE
                                                                  -----
         FISCAL YEAR                                       HIGH            LOW
         -----------                                       ----            ---
         1998:
                First Quarter .......................    $ 15 1/8       $ 10 3/4
                Second Quarter ......................      11 11/16        8 13/16
                Third Quarter .......................      11 1/2          6
                Fourth Quarter ......................      12 15/16        9 5/16

                                                                  PRICE
                                                                  -----
         FISCAL YEAR                                       HIGH            LOW
         -----------                                       ----            ---
         1997:
                First Quarter........................    $  9 3/8       $  7 1/4
                Second Quarter.......................      15 1/4          8 1/2
                Third Quarter........................      17 5/8         11 1/4
                Fourth Quarter.......................      16 3/4         13 1/2


(b) As of July 31, 1998, the Company had 1,567 stockholders of record of Common Stock.

(c) In October 1994, the NYSE notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to Common Stock and three-year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards and has so indicated in approving the Company's Additional Listing Application on December 30, 1996. No assurance may be given that the Company will be successful in its efforts to obtain either equity financing through public or private sources or will be able to do so on terms favorable to the Company.

(d) The Company did not pay any cash dividends on its Common Stock during any quarter of fiscal 1998, 1997, or 1996 and does not contemplate the initiation of payment of any cash dividends in the foreseeable future (see Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").


ITEM 6.  SELECTED FINANCIAL DATA

         The following tables summarize selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Reclassifications of prior year amounts have been made to conform with the current year's presentation. (see Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

                                                                 YEAR ENDED MAY 31,
                                              --------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                   1998        1997        1996        1995        1994
                                                ----        ----        ----        ----        ----
                                                    (Amounts in thousands, except per share data)
OPERATING REVENUES ........................   $ 46,063    $ 39,504    $ 32,488    $ 29,282    $ 34,277
COSTS AND EXPENSES:
     Direct healthcare operating expenses .     37,337      35,147      29,208      31,497      31,875
     General and administrative expenses ..      6,359       7,370       7,632       4,331       5,455
     Provision for doubtful accounts ......         96         539         934       1,423       1,558
     Depreciation and amortization ........        826         714       2,099       1,797       1,762
     Write-down of assets .................         --          --          --         741       1,825
     Restructuring expenses ...............         --         195          94          --          --
     Equity in loss of unconsolidated
       affiliates .........................         --          --         191          --          --
                                              --------    --------    --------    --------    --------
                                                44,618      43,965      40,158      39,789      42,475
INCOME (LOSS) FROM OPERATIONS .............      1,445      (4,461)     (7,670)    (10,507)     (8,198)

OTHER INCOME (EXPENSE):
     Gain on sale of assets ...............        314          47       1,336         836       1,825
     Loss on sale of assets ...............         (9)        (33)        (82)       (354)         --
     Non-operating gain (loss) ............         50        (390)        860          --          --
     Interest income ......................        406         259         210          38          50
     Interest expense .....................       (172)       (732)     (1,374)     (1,366)     (1,228)
                                              --------    --------    --------    --------    --------
                                                   589        (849)        950        (846)        647
INCOME (LOSS) BEFORE INCOME TAXES .........      2,034      (5,310)     (6,720)    (11,353)     (7,551)

Income tax expense (benefit) ..............         63        (341)     (2,478)        180         301
                                              --------    --------    --------    --------    --------
Income (loss) before extraordinary gain ...      1,971      (4,969)     (4,242)    (11,533)     (7,852)
Extraordinary gain, net of taxes of $0 ....         --       2,172          --          --          --
                                              --------    --------    --------    --------    --------
NET INCOME (LOSS) .........................      1,971      (2,797)     (4,242)    (11,533)     (7,852)

Dividends on convertible preferred stock ..        (82)        (31)         --          --          --
                                              --------    --------    --------    --------    --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
     STOCKHOLDERS .........................   $  1,889    $ (2,828)   $ (4,242)   $(11,533)   $ (7,852)
                                              ========    ========    ========    ========    ========

BASIC EARNINGS PER COMMON SHARE
Income (loss) before extraordinary item ...   $   0.56    $  (1.62)   $  (1.60)   $  (5.09)   $  (3.57)
Extraordinary item ........................         --        0.70          --          --          --
                                              --------    --------    --------    --------    --------
Net income (loss) per common share ........   $   0.56    $  (0.92)   $  (1.60)   $  (5.09)   $  (3.57)
                                              ========    ========    ========    ========    ========

DILUTED EARNINGS PER COMMON SHARE
Income (loss) before extraordinary item ...   $   0.51    $  (1.62)   $  (1.60)   $  (5.09)   $  (3.57)
Extraordinary item ........................         --        0.70          --          --          --
                                              --------    --------    --------    --------    --------
Net income (loss) per common share ........   $   0.51    $  (0.92)   $  (1.60)   $  (5.09)   $  (3.57)
                                              ========    ========    ========    ========    ========

                                                                 YEAR ENDED MAY 31,
                                              --------------------------------------------------------
BALANCE SHEET DATE:                             1998        1997        1996        1995        1994
                                                ----        ----        ----        ----        ----
                                                          Restated(1) Restated(1) Restated(1) Restated(1)2
                                                                (Amounts in thousands)
Working capital (deficit) .................   $(10,769)   $(12,657)   $(21,171)   $(16,342)   $   (588)
Total assets ..............................     30,405      24,746      25,119      26,001      33,226
Long-term debt ............................      2,704       2,712          24       5,077      10,477
Long-term debt including current maturities
  and debentures ..........................      2,706       2,758      12,026      17,900      10,631
Stockholders' deficit .....................   $ (1,286)   $ (3,570)   $ (7,798)   $ (5,933)   $  4,099

----------

(1) Stockholders' deficit has been restated for the years ended May 31, 1997, 1996, 1995 and 1994 from amounts previously reported. This restatement increased the previously reported deficit by $1.0 million to reflect an accrual for third party liabilities that was inappropriately reduced in the Company's 1992 fiscal year (see Note 4--"Prior Period Adjustment - Error Correction" in the audited consolidated financial statements for additional information).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Annual Report on Form 10-K includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors -- Important Factors Related to Forward-Looking Statements and Associated Risks."


General

         The following table summarizes data from the Company's operating segments for the fiscal years ended May 31, 1998 and 1997 (in thousands):

                                        MANAGED                          CONTRACT        CORPORATE
1998                                     CARE           HOSPITAL        OPERATIONS       OVERHEAD      CONSOLIDATED
-----------------------------------     --------        --------        ----------       ---------     ------------
Operating Revenues                      $ 38,360        $  6,152        $  1,161         $    390         $ 46,063
                                        --------        --------        --------         --------         --------

Direct Healthcare Expenses                30,806           5,452           1,079               --           37,337
General and Administrative Expenses        3,213             145              68            2,933            6,359
Other Operating Expenses                     511              57             (16)             370              922
                                        --------        --------        --------         --------         --------
                                          34,530           5,654           1,131            3,303           44,618
                                        --------        --------        --------         --------         --------
         Operating Income (loss)        $  3,830        $    498        $     30         $ (2,913)        $  1,445
                                        ========        ========        ========         ========         ========


                                        MANAGED                          CONTRACT        CORPORATE
1998                                     CARE           HOSPITAL        OPERATIONS       OVERHEAD      CONSOLIDATED
-----------------------------------     --------        --------        ----------       ---------     ------------
Operating Revenues                      $ 28,285        $  6,833        $  4,620         $   (234)        $ 39,504
                                        --------        --------        --------         --------         --------

Direct Healthcare Expenses                25,064           6,017           3,806              260           35,147
General and Administrative Expenses        2,723              48             539            4,060            7,370
Other Operating Expenses                     435             351             386              276            1,448
                                        --------        --------        --------         --------         --------
                                          28,222           6,416           4,731            4,596           43,965
                                        --------        --------        --------         --------         --------
         Operating Income (loss)        $     63        $    417        $   (111)        $ (4,830)        $ (4,461)
                                        ========        ========        ========         ========         ========


         In response to continuing changes in the behavioral healthcare industry the Company has made significant changes in its operations including the divestiture of many hospital facilities. The Company can now focus on its network solutions related to managed care and behavioral medicine contract management operations. During fiscal 1998 and 1997, managed care operations experienced significant growth through internal development and the expansion into new managed behavioral healthcare markets and products. During fiscal 1998, the Company's operating revenues increased by 17%, or $6.6 million. Managed care operations accounted for 83%, or $38.4 million of the Company's overall operating revenues.


Results of Operations - The Year Ended May 31, 1998 Compared To The Year Ended May 31, 1997

         The Company reported net income of approximately $1.9 million for the year ended May 31, 1998, which included $1.3 million of income relating to an adjustment in the estimated claims payable reserve during the fourth quarter of fiscal 1998 (see Note 13-- "Accrued Claims Payable" in the audited consolidated financial statements for additional information). Additionally, the Company recognized approximately $0.4 million in income representing amounts collected by the Company against the accounts receivable from closed facilities that was previously written off. This is compared to a net loss of $2.8 million reported for the year ended May 31, 1997. Included in the results for fiscal 1997 is a restructuring charge of $0.2 million, a legal settlement of $0.3 million, and a $2.2 million extraordinary gain relating to the Company's Exchange Offer of its Debentures.

         Operating revenues increased by 17%, or $6.6 million for the year ended May 31, 1998 compared to the year ended May 31, 1997. The increase in operating revenues is attributable to increases in operating revenues of $10.1 million and $0.6 million for managed care and corporate operations, respectively. These increases in operating revenues were offset by reductions in net operating revenue of $3.5 million and $0.7 million from contract operations and the hospital, respectively. Managed care revenues increased 36% due, in part, to new contracts effective in fiscal 1998.

         Direct healthcare expenses increased by $2.2 million for the year ended May 31, 1998 as compared to the year ended May 31, 1997. The increase in direct healthcare expenses is primarily attributable to an increase in managed care operations which was partially offset by a decline in direct healthcare expenses for provider operations. Direct healthcare expenses as a percentage of net revenues for managed care operations decreased from 89% for the year ended May 31, 1997 to 80% for the year ended May 31, 1998. This decrease in direct healthcare expenses as a percentage of revenues is primarily attributable to change in service mix as well as the Company reducing its accrued claims payable by $1.3 million in the fourth quarter of the year ended May 31, 1998, as a result of the Company changing its methodology from a method based on authorizations to a traditional actuarial completion factor methodology (see
Note 13-- "Accrued Claims Payable" in the audited consolidated financial statements for additional information). The increase in direct healthcare expenses for the managed care operations was partially offset by a decline in direct healthcare expenses for hospital and contract operations.

         General and administrative expenses decreased by 14%, or $1.0 million for the year ended May 31, 1998 as compared to the year ended May 31, 1997. This reduction in expense reflects a decline in corporate overhead spending due to a corporate restructuring. Other operating expenses declined by $0.5 million as a result of a decrease in the provision for doubtful accounts which is primarily attributable to $0.4 million of amounts collected by the Company against accounts receivable from closed facilities that were previously written off. Interest expense decreased by 77%, or $0.6 million for the year ended May 31, 1998 compared to the year ended May 31, 1997 as a result of the Debenture Exchange in the third quarter of fiscal 1997.

         The Company is taking steps designed to increase revenues primarily through its managed care operations and the continued development of its behavioral medicine managed care business. The Company is also implementing cost reduction measures including the consolidation of selected corporate functions with the managed care operations and achievement of various operating efficiencies. In addition, the Company sold one poorly performing facility in fiscal 1998 and two during fiscal 1997.

Results of Operations--Year Ended May 31, 1997 Compared to the Year Ended May 31, 1996

         The Company reported a year-to-year improvement in income of $1.4 million or $0.68 per share. The net loss for the Company declined to $2.8 million or $0.92 per share for the fiscal year ending May 31, 1997 versus $4.2 million or $1.60 loss per share for the prior year. The Company's results for fiscal 1997 included: $0.2 million of restructuring charges, a $0.1 million loss on disposal of the interest in an unconsolidated affiliate, a $0.3 million legal settlement, a $0.8 million charge for performance compensation expenses related to the accelerated vesting of restricted common shares and an extraordinary gain of $2.2 million related to the Company's Debenture Exchange Offer. Non-recurring items included in the results for fiscal 1996 were: a gain of $1.3 million from the sale of assets, litigation settlement proceeds of $0.9 million, a credit of $0.4 million from settlement with the Company's insurance carrier, a $0.2 million loss in the equity of unconsolidated affiliates, $0.1 million of restructuring charges and $0.8 million in write-offs of goodwill. Exclusive of these non-recurring items, the net loss for fiscal 1997 was $3.6 million compared to the net loss of $5.7 million for the prior year.

          The net loss for fiscal 1997 attributable to common stockholders further increased the net loss for the dividend on preferred stock of $31,000. During fiscal 1997 the Company exchanged its Secured Convertible Note into Series A Non-Voting 4% Cumulative Convertible Preferred Stock (the "Preferred Stock") (see Note 18--"Preferred Stock, Common Stock, and Stock Option Plans" in the audited consolidated financial statements for additional information).

         During fiscal 1997, the Company's operating revenues increased 22% versus the prior year primarily due to a 78% increase in managed care revenues. As part of the Company's global restructuring plan revenues from hospital and contract operations declined by 64% as the Company terminated a significant portion of those businesses. Consequently, direct healthcare operating expenses during fiscal 1997 increased by 20%, or $5.9 million to $35.1 million from the prior year due to the change in the Company's mix of behavioral services to emphasize managed care.

         General and administrative expenses for fiscal 1997 included $0.8 million of performance compensation expenses primarily related to the accelerated vesting of restricted common shares granted to the Chief Executive Officer and $0.1 million for fees recognized related to the Company's fiscal 1996 Federal tax refund, declined from the prior year by $0.3 million to $7.4 million. Fiscal 1996 general and administrative expenses included $0.5 million in fees recognized related to the Company's fiscal 1995 Federal tax refund (see
Note 16--"Income Taxes" in the audited consolidated financial statements for additional information). Net of these charges, general and administrative expenses for fiscal 1997 decreased by $0.7 million as compared to the prior year.

         Depreciation and amortization for fiscal 1997 declined by $1.4 million or 66% as compared to fiscal 1996 primarily due to the closure and sale of facilities and the write-off during fiscal 1996 of $0.8 million of goodwill.

         Interest expenses for fiscal 1997 declined by 47% to $0.7 million as compared to $1.4 million for fiscal 1996 primarily due to the decrease in long-term debt as a result of the exchange of the Company's Secured Convertible Note and the exchange of 72% of the Company's Debentures effected during fiscal 1997 (see Note 14--"Long-Term Debt and Short-Term Borrowings" in the audited consolidated financial statements for additional information).

         Included in the Company's provision for income taxes is an income tax benefit of $0.3 million related to the carryback of fiscal 1996 losses defined under Section 172(f) (see Note 16--"Income Taxes" in the audited consolidated financial statements for additional information). On August 21, 1998, the Company received an examination report from the IRS, dated August 6, 1998, related to its Section 172(f) carryback claims and amended tax returns for prior years, claiming taxes due totaling approximately $12.4 million for which the Company has accrued $12.1 million as of May 31, 1998. The Company intends to file a protest with the IRS and contest the examination report with the appeals office of the Internal Revenue Service in Laguna Niguel, California. In the event that the Company is unsuccessful in the appeal process, the Company is entitled to a repayment of fees advanced to its tax advisor relating to these refund claims totaling approximately $2.5 million (see Note 8--"Other Receivables" in the audited consolidated financial statements for additional information).

         The Company's current assets increased by $2.3 million during fiscal 1997 to $12.3 million from $10.0 million. The increase is primarily due to the reclassification of one hospital facility under contract to be sold as current assets held for sale. Accounts receivable as of May 31, 1997 increased by $0.2 million from the prior year. This was due mainly to increased managed care revenues. The increase was also offset by a decrease in cash and cash equivalents of $0.4 million.

         Non-current property and equipment held for sale decreased by $5.0 million to $1.9 million at May 31, 1997. This decrease is due to the reclassification of one facility to current assets held for sale and the sale of another facility during fiscal 1997 (see Note 6--"Acquisitions and Dispositions" in the audited consolidated financial statements for additional information).

         The Company's current liabilities decreased during fiscal 1997 by $6.2 million to $24.9 million. This decrease is a result of the Debenture Exchange Offer (see Note 14--"Long-Term Debt and Short-Term Borrowings" in the audited consolidated financial statements for additional information) which resulted in $6.9 million of principal amount of Debentures being tendered for exchange and the remaining $2.7 in principal amount reclassified to long-term debt. The increase in accrued claims payable at May 31, 1997 of $3.6 million was more than offset by the decrease in accounts payable and accrued liabilities of $2.7 million and decrease in current maturities of long-term debt of $2.4 million. The decrease in current maturities of long-term debt is predominately a result of the exchange of the Company's $2.0 million Secured Convertible Note into Preferred Stock. Also affecting current liabilities as of May 31, 1997 is the increase in the allowance for Federal tax refunds received of $5.1 million. The increase is related to the receipt of the Company's 1996 Federal tax refund in October 1996.

         Long-term debt as of May 31, 1997 increased by $2.6 million from the prior year due to the reclassification related to the Debenture Exchange Offer. In addition, minority interest as of May 31, 1997 decreased by $1.0 million from the prior year. During the third quarter of fiscal 1997, PCA exercised its option to exchange its interest in the Company's subsidiary into 100,000 shares of the Company's Common Stock (see Note 6--"Acquisitions and Dispositions" in the audited consolidated financial statements for additional information).

         During fiscal 1997 the number of covered lives increased 34%, or approximately 354,000 lives, from fiscal 1996. This increase is primarily attributable to new contracts added for managed care operations during fiscal 1997 and growth in existing contracts in South Florida. Of this increase, covered lives for existing contracts including Medicaid expansion in Puerto Rico experienced a 36% increase. The remaining growth, 303,000 lives, relates to new contracts added in South Florida, Texas, New Jersey, and Michigan. As a result, fiscal 1997 operating revenue increased 78%, or $12.4 million from fiscal 1996 which is attributable to new contracts added during the fiscal year and growth in existing contracts. Direct healthcare operating expenses increased by $11.8 million to $25.0 million or by 89% in fiscal 1997. This increase is primarily a result of an increase in the costs associated with the expansion, development, and implementation of new contracts in multiple states and Puerto Rico. Direct healthcare operating expenses include charges for claims for services rendered and reported as well as estimates for services rendered and not reported. Claims expense in fiscal 1997 increased $9.3 million or 109% from fiscal 1996 predominately as a result of increased covered lives and Medicaid contracts. General and administrative expenses increased to $2.8 million for fiscal 1997 versus $2.1 million for the prior year. In addition, fiscal 1997 includes a legal settlement of $0.3 million.

         During fiscal 1997, patient days of service under CCI contracts declined by approximately 49% from 15,875 patient days to 8,085 patient days. CCI opened one new unit and closed 14 units during fiscal 1997. Of the 14 units closed during fiscal 1997, five provided inpatient services. As a result, the decline in patient days is primarily attributable to the units closed during fiscal 1997, a decline in length of stay and increased influence of managed care. During fiscal 1997, operating revenues for contract operations decreased by 27%, or $1.5 million and direct healthcare expenses decreased by 40%, or $2.2 million from the prior year. The decrease in operating revenue and direct healthcare expenses in fiscal 1997 is attributable to the closure of non-performing contract units. The results for fiscal 1997 also include a restructuring charge of $0.2 million related to the closure of the administrative offices in San Ramon, California. This office closure is predominately responsible for the decrease of $0.6 million in general and administrative expenses during fiscal 1997. As a result of the above, net operating income for contract operations for fiscal 1997 increased by $1.9 million from the prior year. During fiscal 1997, overall outpatient revenues decreased by 27% due to the closure of eight outpatient units during the fiscal year. Of the eight closures, five were partial hospitalization programs that contributed 42% of total operating revenue for fiscal 1997. For units operational in both fiscal years, direct healthcare operating expenses decreased 13%. This decrease, combined with the increase in operating revenues, resulted in an overall increase in net income of $0.3 million in fiscal 1997 from $0.1 million in fiscal 1996.

         Admissions for hospital operations in fiscal 1997 declined overall by 433 to 1,199 from 1,632 in fiscal 1996, an overall decline of 27%. This decline in admissions was attributable to the closure of one facility in the first quarter of fiscal 1997. The Company's remaining hospital facility experienced an increase in admissions in fiscal 1997 with no change in average length of stay of five days when compared to the prior fiscal year. Overall operating revenue per patient day decreased by 3% to $1,111 in fiscal 1997 from fiscal 1996 and overall patient days declined 38% to 5,826, resulting in a decrease of approximately 40%, or $4.3 million, in operating revenues. Operating revenues declined by $3.9 million to $6.8 million during fiscal 1997 due to the closure of one facility in the first quarter of fiscal 1997. Direct healthcare operating expenses declined by 44%, or $4.8 million to $6.1 million in fiscal 1997 from $10.9 million in fiscal 1996. In addition, the provision for doubtful accounts declined by 49%, or $0.3 million. Depreciation and amortization expenses decreased during fiscal 1997 by $1.4 million compared to fiscal 1996 due to the write-down of goodwill for two hospital facilities during fiscal 1996 and a decrease in depreciation expense as the Company continues to implement its plan for the disposal and sale of hospital facilities.

Liquidity and Capital Resources

         At May 31, 1998, the Company had cash and cash equivalents of $6.0 million. During the fiscal year ended May 31, 1998, the Company used $1.9 million in its operating activities, provided $3.6 million from its investing activities, and provided $0.3 million from its financing activities. The Company reported net income of $1.9 million for the fiscal year ended May 31, 1998, versus a net loss of $2.8 million for the fiscal year ended May 31, 1997, an improvement of $4.7 million. The Company has an accumulated deficit of $52.7 million and total stockholders' deficit of $1.3 million as of May 31, 1998. Additionally, the Company's current assets at May 31, 1998 amounted to approximately $17.9 million and current liabilities were approximately $28.7 million, resulting in a working capital deficiency of approximately $10.8 million and a current ratio of 1:1.6. The Company's primary use of available cash resources is to expand its behavioral medicine managed care business and fund operations.

         While the Company improved its cash flow from operations in fiscal year 1998, management intends to continue the expansion of its managed care business. Expansion will require competing with managed care companies that have more available resources. In order to compete effectively, demands on the Company's cash resources may increase significantly. There can be no assurance that the Company will retain all of its existing contracts which generate cash from operations. Other cash requirements during fiscal year 1999 may include the following:

         1. The Company intends to rapidly accelerate its efforts to become year 2000 compliant and the cost of doing so has not yet been determined, but such costs are believed to be material to the financial position of the Company.

         2. In addition, the Company recently received the preliminary examination report from the Internal Revenue Service. While the Company intends to vigorously contest the results of that audit, no assurance can be provided as to the amount and timing of the ultimate outcome (see Note 16--"Income Taxes" and Note 21--"Events Subsequent to the Balance Sheet Date" in the audited consolidated financial statements for additional information).

         3. As described in Note 19--"Commitments and Contingencies" the Company expects to repay $1.0 million to the California Medicaid program during fiscal year 1999.

         The Company's available sources of cash during the next fiscal year will be derived from operations or the sale of either the closed psychiatric hospital, designated as held for sale with a reported carrying value of $1.9 million or other assets such as the operating hospital for which the Company recently received a Letter of Intent to Purchase for $5.1 million (see Note 21--"Events Subsequent to the Balance Sheet Date" in the audited consolidated financial statements for additional information). There can be no assurance that the sale will occur and, if it does occur, that sufficient funds will be derived in an amount or at a point in time that will allow the Company to meet its obligations.

         The Company cannot state with any degree of certainty at this time, whether additional equity or debt financing will be available to it, and if available, would be available on terms and conditions acceptable to the Company. Any potential sources of additional financing are subject to business and economic conditions outside the Company's control. There can be no assurance during fiscal year 1999 that, if required to do so, the Company will be able to complete the transactions necessary to eliminate the working capital deficit.

Impact of Year 2000 Computer Issues

         The Company is currently in the early phases of assessing its ability to make its information systems year 2000 compliant. While management intends to do so, no assessment has been made of the Company's third party vendors and customers. As a result, the Company is unable to state with any certainty the costs of becoming compliant. However, such costs are not expected to exceed $1.0 million.

         The preliminary assessment indicates that, while the Company has initially converted one of its five regions to a new, year 2000 compliant claims system, the remaining four regions will also require conversion to the new claims system.

         The Company has not addressed the potential impact of year 2000 on its non-essential information systems and its other equipment that may be affected by year 2000, or the impact of transacting business with third parties who do not have year 2000 compliant systems.

         Since it is in the early phase of assessing its ability to become compliant with year 2000, the Company has not developed any contingency plans, should it be unable to become compliant in a timely manner. Although a plan for becoming year 2000 compliant has not been established, the costs of becoming compliant are expected to be material. There can be no assurance that the Company will become year 2000 compliant, in a timely manner. Although the costs of compliance are expected to be material, the absolute costs cannot be estimated at this time.

         Should the Company be unable to become year 2000 compliant, the Company will suffer severe adverse consequences to its financial position and results of operations.

Risk Factors

Important Factors Related to Forward-Looking Statements and Associated Risks

          This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) disposing of its two remaining psychiatric hospitals on acceptable terms, (ii) expanding the behavioral medicine managed care operations, (iii) effective management in the delivery of services, (iv) risk and utilization in context of capitated payouts, (v) maintaining the listing of the Company's Common Stock on the NYSE, (vi) securing and retaining certain refunds from the IRS. [On August 21, 1998, the Company received an examination report from the IRS, dated August 6, 1998, related to its Section 172(f) carryback claims and amended tax returns for prior years, claiming taxes due totaling approximately $12.4 million dollars for which the Company has accrued $12.1 million as of May 31, 1998. The Company intends to file a protest with the IRS and contest the examination report with the appeals office of the Internal Revenue
Service in Laguna Niguel, California. In the event that the Company is unsuccessful in the appeal process, the Company is entitled to a repayment of fees advanced to its tax advisor relating to these refund claims totaling approximately $2.5 million. (see Note 8--"Other Receivable" and see Note 21--"Events Subsequent to the Balance Sheet Date" in the audited consolidated financial statements for additional information)], and (vii) certain judgments from adverse parties in the legal proceedings described above.

          Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its budgets which may in turn affect the Company's results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


Concentration of Risk

          The Company has nine contracts with one HMO to provide behavioral healthcare services under Medicare, Medicaid, and commercial plans, to contracted members in Florida, Texas, and Puerto Rico. These combined contracts represent approximately 57% and 32% of the Company's operating revenue for fiscal 1998 and 1997, respectively. The terms of each contract are for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The Company views its relationship with this HMO to be good.


Uncertainty of Future Profitability

         As of May 31, 1998, the Company had stockholders' deficit of $1.3 million, a working capital deficiency of approximately $10.8 million and a current ratio of 1:1.6. Net income from operations for the year ended May 31, 1998 was $1.9 million. Present results of operations are not necessarily indicative of anticipated future results of operations.

         There can be no assurance that the Company will be able to achieve and sustain profitability and maintain positive cash flows or that profitability and positive cash flow can be sustained on an ongoing basis. Moreover, the level of profitability or positive cash flow cannot be accurately predicted.


Need for Additional Funds; Uncertainty of Future Funding

         During prior fiscal years a principal source of liquidity has been the private sale of equity securities and debt securities convertible into equity. Under the shareholder policies of the NYSE the Company may not be able to effect large private placements of equity without shareholder approval which, if not obtained, may adversely affect the Company with respect to future capital formation. In addition, issuance of additional equity securities by the Company could result in substantial dilution to stockholders.

         The Company has received tax refunds for fiscal 1996 and 1995 in the amounts of $9.4 million and $5.4 million, respectively. Such refunds are based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have an adverse effect on the Company's cash flows. On August 21, 1998, the Company received an examination report from the IRS, dated August 6, 1998, related to its Section 172(f) carryback claims and amended tax returns for prior years, claiming taxes due totaling approximately $12.4 million dollars for which the Company has accrued $12.1 million as of May 31, 1998. The Company intends to file a protest with the IRS and contest the examination report with the appeals office of the Internal Revenue Service in Laguna Niguel, California. In the event that the Company is unsuccessful in the appeal process, the Company is entitled to a repayment of fees advanced to the Company's tax advisor relating to these refund claims, totaling approximately $2.5 million (see Note 8--"Other Receivables" and see "Taxes" below and Note 21--"Events Subsequent to the Balance Sheet Date" in the audited consolidated financial statements for additional information).


Taxes

         In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed for a tentative refund to carry back losses described in Section 172(f) of the IRC, requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

         During fiscal years 1997 and 1996, the Company recognized a portion of the refunds received as a tax benefit of $0.3 million and $2.4 million, respectively. The balance of the refunds received, $12.1 million, are recorded as a deferred liability, "Unbenefited tax refunds received" pending resolution by the IRS of the appropriateness of the Section 172(f) carryback. The additional refunds requested under Section 172(f) for prior years of $7.7 million have not been received, nor has the Company recognized any tax benefit related to these potential refunds.

         Section 172(f) of the IRC provides for a ten-year net operating loss carryback for specific losses attributable to (1) a product liability or (2) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. The applicability of Section 172(f) to the type of business in which the Company operates is unclear. The IRS may determine that the Company's position and use of Section 172(f) is inappropriate and request a return of some or all of the refunds received to date. No assurance can be provided that the Company will be able to retain the refunds received to date or that the other refunds requested will be received. (see Note 21--"Events Subsequent to the Balance Sheet Date." in the audited consolidated financial statements for additional information)

         As a result of the Section 172(f) carryback claims filed by the Company, and the tentative refunds received, the Company came under audit with respect to the tax years previously mentioned.

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million in refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.0 million through May 31, 1998. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million. This report commences the administrative appeals process. The Company intends to protest the examination report and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. There can be no assurance that the Company will be successful in the appeal process.

Uncertainty of Pricing; Healthcare Reform and Related Matters

         Managed care operations are at risk for costs incurred to supply agreed upon levels of service. Failure to anticipate or control costs could materially adversely affect the Company. Additionally, the business of providing services on a full-risk capitation basis exposes the Company to the additional risk that contracts negotiated and entered into may ultimately be determined to be unprofitable if utilization levels require the Company to deliver and provide services at capitation rates which do not account for or factor in such utilization levels.

         The levels of revenues and profitability of healthcare companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare through various means. In the United States there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement governmental controls on the price of healthcare. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payors for healthcare goods and services may take in response to any healthcare reform proposals or legislation. The Company cannot predict the effect healthcare reforms may have on its business and no assurance can be given that any such reforms will not have a material adverse effect on the Company.


Dependence on Key Personnel

         The Company depends and will continue to depend upon the services of its senior management and skilled personnel. In fiscal 1998, the Company relocated certain significant management functions to Tampa, Florida where Comprehensive Behavioral Care, the Company's principal subsidiary, is located.


Shares Eligible for Future Sale

         The Company has issued or committed to issue approximately 344,000 shares related to the 4% convertible preferred stock, 11,000 shares related to the 7 1/2% convertible subordinated debentures due April 15, 2010, and options or other rights to purchase approximately 1,066,000 shares. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in public or private transactions for use in fulfilling its future capital needs (see "Need for Additional Funds: Uncertainty of Future Funding"). Issuance of additional equity could adversely affect the trading prices of the Common Stock.


Price Volatility in Public Market

         The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Trading prices of securities of companies in the healthcare and managed care sectors have experienced significant volatility.


Anti-takeover Provisions

         The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. There is currently issued and outstanding 41,260 shares of Preferred Stock designated as Series A Non-Voting 4% Cumulative Convertible Preferred Stock. The Company's Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company's Common Stock includes one right on the terms and subject to the conditions of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                     YEARS ENDED MAY 31, 1998, 1997 AND 1996

                                                                                                               Page
                                                                                                              Number
                                                                                                              ------
Report of Independent Certified Public Accountants..........................................................      24
Consolidated Balance Sheets, May 31, 1998 and 1997..........................................................      25
Consolidated Statements of Operations, Years Ended May 31, 1998, 1997 and 1996..............................      26
Consolidated Statements of Stockholders' Deficit, Years Ended May 31, 1998, 1997 and 1996...................      27
Consolidated Statements of Cash Flows, Years Ended May 31, 1998, 1997 and 1996..............................      28
Notes to Consolidated Financial Statements..................................................................   29-47

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders of
Comprehensive Care Corporation

         We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

         As discussed in Note 3, the Company's net working capital deficiency and stockholders deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in
Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As more fully described in Note 4, the accumulated deficit at May 31, 1995 has been restated to reflect the accrual of a $1,000,000 liability.

         As more fully described in Note 13, the Company changed its method of estimating its claim liability which has been accounted for as a change in accounting principle inseparable from a change in estimate.



/s/ Ernst & Young LLP
Tampa, Florida
August 26, 1998

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                  MAY 31,
                                                                        -------------------------
                                                                          1998             1997
                                                                          ----             ----
                                                                                         RESTATED
                                                                           (Amounts in thousands)
ASSETS
Current assets:
     Cash and cash equivalents .................................        $  6,016         $  3,991
     Accounts receivable, less allowance for doubtful
         accounts of $893 and $883 .............................           9,255            2,718
     Property and equipment held for sale ......................              --            2,797
     Other receivable ..........................................           2,415            2,415
     Other current assets ......................................             235              330
                                                                        --------         --------
Total current assets ...........................................          17,921           12,251
                                                                        --------         --------

Property and equipment .........................................          11,416           10,138
Less accumulated depreciation and amortization .................          (4,373)          (3,820)
                                                                        --------         --------
Net property and equipment .....................................           7,043            6,318
                                                                        --------         --------

Noncurrent assets:
     Property and equipment held for sale ......................           1,910            1,910
     Notes receivable ..........................................              94            2,035
     Goodwill, net .............................................           1,187            1,567
     Restricted cash ...........................................           1,848              210
     Other assets ..............................................             402              455
                                                                        --------         --------
Total noncurrent assets ........................................           5,441            6,177
                                                                        --------         --------
Total assets ...................................................        $ 30,405         $ 24,746
                                                                        ========         ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued liabilities ..................        $  5,789         $  6,152
     Accrued claims payable ....................................          10,501            6,256
     Current maturities of long-term debt ......................               2               46
     Unbenefitted tax refunds received .........................          12,092           12,092
     Income taxes payable ......................................             306              362
                                                                        --------         --------
Total current liabilities ......................................          28,690           24,908
                                                                        --------         --------

Long-term liabilities:
     Long-term debt, excluding current maturities ..............           2,704            2,712
     Other liabilities .........................................             297              696
                                                                        --------         --------
Total long-term liabilities ....................................           3,001            3,408
                                                                        --------         --------
Total liabilities ..............................................          31,691           28,316
                                                                        ========         ========

Stockholders' deficit:
     Preferred stock, $50.00 par value; authorized 60,000
         shares; issued and outstanding 41,260 shares of
         Series A Non-Voting 4% Cumulative Convertible
         Preferred Stock at redemption value ...................           2,176            2,094
     Common stock, $0.1 par value; authorized 12,500,000 shares;
         issued and outstanding 3,415,402 and 3,427,516 shares .              34               34
     Additional paid-in-capital ................................          49,201           48,888
     Accumulated deficit .......................................         (52,697)         (54,586)
                                                                        --------         --------
Total stockholders' deficit ....................................          (1,286)          (3,570)
                                                                        --------         --------
Total liabilities and stockholders' deficit ....................        $ 30,405         $ 24,746
                                                                        ========         ========

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         YEAR ENDED MAY 31,
                                                            ---------------------------------------------
                                                               1998             1997             1996
                                                             --------         --------         --------
                                                            (Amounts in thousands, except per share data)
OPERATING REVENUES ..................................        $ 46,063         $ 39,504         $ 32,488

COSTS AND EXPENSES:
       Direct healthcare operating expenses .........          37,337           35,147           29,208
       General and administrative expenses ..........           6,359            7,370            7,632
       Provision for doubtful accounts ..............              96              539              934
       Depreciation and amortization ................             826              714            2,099
       Restructuring expenses .......................              --              195               94
       Equity in loss of unconsolidated affiliates ..              --               --              191
                                                             --------         --------         --------
                                                               44,618           43,965           40,158
                                                             --------         --------         --------
INCOME (LOSS) FROM OPERATIONS .......................           1,445           (4,461)          (7,670)

OTHER INCOME (EXPENSE):
       Gain on sale of assets .......................             314               47            1,336
       Loss on sale of assets .......................              (9)             (33)             (82)
       Non-operating gain (loss) ....................              50             (390)             860
       Interest income ..............................             406              259              210
       Interest expense .............................            (172)            (732)          (1,374)
                                                             --------         --------         --------
                                                                  589             (849)             950
                                                             --------         --------         --------
INCOME (LOSS) BEFORE INCOME TAXES ...................           2,034           (5,310)          (6,720)

Income tax expense (benefit) ........................              63             (341)          (2,478)
                                                             --------         --------         --------
Income (loss) before extraordinary gain .............           1,971           (4,969)          (4,242)
Extraordinary gain, net of taxes of $0 ..............              --            2,172               --
                                                             --------         --------         --------
Net income (loss) ...................................           1,971           (2,797)          (4,242)

Dividends on convertible preferred stock ............             (82)             (31)              --
                                                             --------         --------         --------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS        $  1,889         $ (2,828)        $ (4,242)
                                                             ========         ========         ========

BASIC EARNINGS PER COMMON SHARE
Income (loss) before extraordinary item .............        $   0.56         $  (1.62)        $  (1.60)
Extraordinary item ..................................              --             0.70               --
                                                             --------         --------         --------
Net income (loss) per common share ..................        $   0.56         $  (0.92)        $  (1.60)
                                                             ========         ========         ========

DILUTED EARNINGS PER COMMON SHARE
Income (loss) before extraordinary item .............        $   0.51         $  (1.62)        $  (1.60)
Extraordinary item ..................................              --             0.70               --
                                                             --------         --------         --------
Net income (loss) per common share ..................        $   0.51         $  (0.92)        $  (1.60)
                                                             ========         ========         ========


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                     PREFERRED    STOCK          COMMON STOCK
                                                                       SHARES     AMOUNT      SHARES       AMOUNT
                                                                     ---------    ------      ------       ------
BALANCE, MAY 31, 1995, AS REPORTED ..............................          --    $     --       2,465     $     25
Prior period adjustment - correction of an error in the reporting
       of third party liabilities - (see Note 4) ................          --          --          --           --
                                                                     --------    --------    --------     --------
BALANCE, MAY 31, 1995, AS RESTATED ..............................          --          --       2,465           25

       Net loss .................................................          --          --          --           --
       Shares issued for note conversion ........................          --          --         133            1
       Issuance of shares .......................................          --          --          44           --
       Exercise of stock options ................................          --          --          14           --
       Restricted common stock granted to CEO ...................          --          --         100            1
       Shares issued for private placements .....................          --          --         193            2
                                                                     --------    --------    --------     --------
 BALANCE, MAY 31, 1996 ..........................................          --          --       2,949           29

       Net loss .................................................          --          --          --           --
       Issuance of Shares for the purchase of HMS ...............          --          --          16           --
       Shares issued for Debenture Exchange Offer ...............          --          --         164            2
       Shares issued for secured note conversion ................          41       2,063          --           --
       Exercise of stock options ................................          --          --         210            2
       Shares issued for conversion of subsidiary stock .........          --          --         100            1
       Retirement of common stock ...............................          --          --         (11)          --
       Dividends of preferred stock .............................          --          31          --           --
       Vesting of restricted shares .............................          --          --          --           --
                                                                     --------    --------    --------     --------
BALANCE, MAY 31, 1997 ...........................................          41       2,094       3,428           34

       Net income ...............................................          --          --          --           --
       Adjust shares issued for the HMS acquisition .............          --          --          (6)          --
       Exercise of stock options ................................          --          --          44           --
       Dividends on preferred stock .............................          --          82          --           --
       Cancellation of CEO restricted grant .....................          --          --         (51)          --
                                                                     --------    --------    --------     --------
BALANCE, MAY 31, 1998 ...........................................          41    $  2,176       3,415     $     34
                                                                     ========    ========    ========     ========

                                                                                                  TOTAL
                                                                    ADDITIONAL   ACCUMULATED   STOCKHOLDERS'
                                                                     PAID-IN       DEFICIT       (DEFICIT)
                                                                     CAPITAL      RESTATED       RESTATED
                                                                     -------       -------    ---------------
BALANCE, MAY 31, 1995, AS REPORTED ..............................    $ 41,558     $(46,516)     $ (4,933)
Prior period adjustment - correction of an error in the reporting
       of third party liabilities - (see Note 4) ................          --       (1,000)       (1,000)
                                                                     --------     --------      --------
BALANCE, MAY 31, 1995, AS RESTATED ..............................      41,558      (47,516)       (5,933)

       Net loss .................................................          --       (4,242)       (4,242)
       Shares issued for note conversion ........................         999           --         1,000
       Issuance of shares .......................................         331           --           331
       Exercise of stock options ................................         104           --           104
       Restricted common stock granted to CEO ...................          --           --             1
       Shares issued for private placements .....................         939           --           941
                                                                     --------     --------      --------
 BALANCE, MAY 31, 1996 ..........................................      43,931      (51,758)       (7,798)

       Net loss .................................................          --       (2,797)       (2,797)
       Issuance of Shares for the purchase of HMS ...............         120           --           120
       Shares issued for Debenture Exchange Offer ...............       1,888           --         1,890
       Shares issued for secured note conversion ................          --           --         2,063
       Exercise of stock options ................................       1,521           --         1,523
       Shares issued for conversion of subsidiary stock .........         999           --         1,000
       Retirement of common stock ...............................        (159)          --          (159)
       Dividends of preferred stock .............................          --          (31)           --
       Vesting of restricted shares .............................         588           --           588
                                                                     --------     --------      --------
BALANCE, MAY 31, 1997 ...........................................      48,888      (54,586)       (3,570)

       Net income ...............................................          --        1,971         1,971
       Adjust shares issued for the HMS acquisition .............        (138)          --          (138)
       Exercise of stock options ................................         451           --           451
       Dividends on preferred stock .............................          --          (82)           --
       Cancellation of CEO restricted grant .....................          --           --            --
                                                                     --------     --------      --------
BALANCE, MAY 31, 1998 ...........................................    $ 49,201     $(52,697)     $ (1,286)
                                                                     ========     ========      ========


                            See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED MAY 31,
                                                                               -----------------------------------
                                                                                 1998          1997          1996
                                                                               -------       -------       -------
                                                                                      (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..................................................      $ 1,971       $(2,797)      $(4,242)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
     USED IN OPERATING ACTIVITIES:
     Depreciation and amortization ......................................          827           714         2,099
     Provision for doubtful accounts ....................................           96           539           934
     Gain on Debenture conversion .......................................           --        (2,172)           --
     Adjustment to deferred costs .......................................          101            --            --
     Gain on sale of assets .............................................         (314)          (47)       (1,336)
     Loss on sale of assets .............................................            9            33            82
     Carrying costs incurred on property and equipment held for sale ....           --            --          (473)
     Equity in loss of unconsolidated affiliates ........................           --            --           191
     Vesting of restricted shares .......................................           --           588            --
     Restructuring expenses .............................................           --           195            94
CHANGES IN ASSETS AND LIABILITIES:
     Accounts receivable ................................................       (6,632)         (747)           24
     Notes and other receivables ........................................           --          (902)        2,558
     Other current assets, restricted funds, and other non-current assets       (1,602)          (35)       (2,123)
     Accounts payable and accrued liabilities ...........................        3,990           728           530
     Unbenefitted tax refunds received ..................................           --         5,074         7,018
     Income taxes payable ...............................................           --           (40)          114
     Other liabilities ..................................................         (313)           14        (1,039)
                                                                               -------       -------       -------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ................       (1,867)        1,145         4,431
                                                                               -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of property and equipment -
         (operating and held for sale) ..................................        3,072         1,557         2,101
     Payment received on note for sale of psychiatric hospital...........        1,941            --            --
     Additions to property and equipment ................................       (1,413)         (502)         (814)
                                                                               -------       -------       -------
     NET CASH PROVIDED BY INVESTING ACTIVITIES ..........................        3,600         1,055         1,287
                                                                               -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank and other borrowings ..........................................           --            --         1,000
     Proceeds from the issuance of Common Stock .........................          358         1,523         2,377
     Repayment of debt ..................................................          (66)       (4,165)       (6,204)
                                                                               -------       -------       -------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................          292        (2,642)       (2,827)
                                                                               -------       -------       -------

Net increase (decrease) in cash and cash equivalents ....................        2,025          (442)        2,891
Cash and cash equivalents at beginning of year ..........................        3,991         4,433         1,542
                                                                               -------       -------       -------
Cash and cash equivalents at end of year ................................      $ 6,016       $ 3,991       $ 4,433
                                                                               =======       =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest .......................................................      $   207       $ 1,327       $   482
                                                                               =======       =======       =======
         Income taxes ...................................................      $    34       $    54       $    48
                                                                               =======       =======       =======

                            See Accompanying Notes.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

NOTE 1-- DESCRIPTION OF THE COMPANY'S BUSINESS

        Comprehensive Care Corporation(R) (the "Company") is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the "Company" include Comprehensive Behavioral Care, Inc. (SM)(1) ("CompCare" (SM)(2) or "CBC") and subsidiary corporations. The Company, through its wholly-owned subsidiary, CompCare, primarily provides managed care services in the behavioral health and psychiatric fields which represented approximately 83% of its revenues in fiscal year 1998. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for its services includes both corporate and governmental entities. The Company's services are provided by employees or by unrelated vendors on a subcontract or subcapitated basis.

         During the past several years the Company has transitioned from its ownership, operation and management of psychiatric hospitals, substance abuse facilities, and the management of similar programs located in unaffiliated hospitals to its behavioral health managed care operations. As of May 31, 1998, the Company owned and operated one hospital in Aurora, Colorado. Additionally, the Company owns a non-operating hospital that is held for sale as of May 31, 1998.

NOTE 2-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity and Basis of Presentation

         The consolidated financial statements include the accounts of Comprehensive Care Corporation and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

As of May 31, 1998, the Company had the following active subsidiaries:

         Behavioral Health Managed Care:                                        State of Incorporation:
         -------------------------------                                        -----------------------
         Comprehensive Behavioral Care, Inc.                                    Nevada
         Healthcare Management Services, Inc.                                   Michigan
         Healthcare Management Services of Michigan, Inc.                       Michigan
         Healthcare Management Services of Ohio, Inc.                           Michigan
         Behavioral Health Management, Inc.                                     Michigan
         Comprehensive Health Associates                                        Puerto Rico
         Comprehensive Provider Networks of Texas, Inc.                         Texas
         Comprehensive Innovations Institute                                    Texas

         Behavioral Health Contract Management Services:
         -----------------------------------------------

         Comprehensive Care Integration, Inc.                                   Delaware
         Care Institute                                                         California

         Psychiatric Hospital:
         ---------------------

         Aurora Behavioral Health Hospital, Inc.                                Colorado

Reclassification

         Certain amounts for 1997 have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on the previously reported results of operations or stockholders' deficit.

----------

        (1) Comprehensive Behavioral Care, Inc. is a registered service mark of the Company.

        (2) CompCare is a registered service mark of Comprehensive Behavioral Care, Inc.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


Revenue Recognition

         The Company's managed care activities are performed under the terms of agreements with HMOs, PPOs and other payors to provide contracted medical services to subscribing participants. Under these agreements, revenue arises from agreements to provide contracted services to qualified beneficiaries and is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The Company has certain capitation arrangements whereby a portion of the monthly capitation amount is withheld for certain performance guarantees. Noncompliance by the Company with respect to the performance guarantees could result in the forfeiture, in whole or in part, of such withholds. During fiscal 1998, the Company determined that the performance guarantees had been met and, as a result, reflected the withhold amounts as revenue. The Company's revenues from providing other healthcare services are earned on a fee-for-service basis and are recognized as services are rendered.

         The Company's psychiatric hospital receives a significant portion of its operating revenues from Medicare, Medicaid and other governmental programs. Governmental programs provide for payments at rates generally less than established billing rates. Payments are subject to audit by intermediaries administering these programs. Revenues from these programs are recorded under reimbursement principles applicable to each of the programs. While management believes that the current estimates for contractual allowances have been properly recorded and that revenues are properly stated, any differences between final settlements and these estimated allowances will be reflected in operating revenues in the year finalized. Certain of these final settlements pertained to facilities that were closed by the Company in prior fiscal years.


Healthcare Expense Recognition

         The Company attempts to control its costs and risk by entering into contractual relationships with healthcare providers including hospitals, physician groups and other managed care organizations either on a sub-capitated, a discounted fee-for-service, or a per-case basis. The Company's capitation contracts typically exclude risk for chronic care patients. The cost of healthcare services is expensed in the period the Company is obligated to provide such services. Certain contracted healthcare providers assume the financial risk for participant care rendered by them and are compensated on a sub-capitated basis.

        In cases where the Company retains the financial responsibility for authorizations, hospital utilization, and the cost of other healthcare services, the Company establishes an accrual for estimated claims payable (see Note 13-- "Accrued Claims Payable").


Premium Deficiencies

         Estimated future healthcare costs and expenses in excess of estimated future premiums are recorded as a loss when determinable. No such deficiencies existed at May 31, 1998.


Cash and Cash Equivalents

         Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. These investments aggregated $4.0 million and $2.5 million at May 31, 1998 and 1997, respectively. These investments are included in cash equivalents in the accompanying consolidated balance sheets.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

Restricted Cash

         These restricted accounts are required under capitated contracts, primarily the major managed care contract (see Note 5--"Major Contracts"), and are subject to adjustments annually.


Property and Equipment

         Property and equipment are recorded at cost and include improvements that significantly add to the productive capacity or extend the useful lives of the assets. Costs of maintenance and repairs are charged to expense as incurred. The costs of major remodeling and improvements are capitalized as leasehold improvements.

         Depreciation and amortization of property, and equipment are computed on the straight-line method over the estimated useful lives of the related assets, principally: buildings and improvements -- 5 to 40 years; furniture and equipment -- 3 to 12 years.

Property and Equipment Held for Sale

         Property and equipment held for sale represents net assets of one hospital facility that the Company intends to sell, and is carried at estimated net realizable value. Losses on facilities sold have been reflected in the consolidated statements of operations. Gains on facilities sold have either been deferred if conditions for current recognition have not been met or have been reflected in the consolidated statements of operations. Any impairments to the net realizable value of property and equipment held for sale have also been recorded in the consolidated statements of operations.

Goodwill

         Goodwill includes costs in excess of fair value of net assets of businesses purchased. Costs in excess of net assets purchased are amortized on a straight-line basis up to 21 years. The Company evaluates the recoverability and the amortization period of goodwill by determining whether the amount of goodwill recorded can be recovered through undiscounted cash flows of the businesses acquired excluding interest expense and amortization over the remaining amortization period. The Company believes that the remaining $1.2 million of net recorded goodwill at May 31, 1998 is recoverable from future estimated undiscounted cash flows. The amounts of goodwill reported in the consolidated balance sheets are net of accumulated amortization of goodwill of $325,000 and $218,000 at May 31, 1998 and 1997, respectively.

Accrued Claims Payable

        The accrued claims payable liability represents the estimated ultimate net cost for all behavioral care services provided through May 31, 1998. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known with adjustments included in current operations.

Income Taxes

         The Company calculates deferred taxes and related income tax expense using the liability method. This method determines deferred taxes by applying the current tax rate to the cumulative temporary differences between the recorded carrying amounts and the corresponding tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not. The Company's provision for income taxes is the sum of the change in the balance of deferred taxes between the beginning and the end of the period and income taxes currently payable or receivable.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

Stock Options

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-based Compensation" requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, in the event that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. However, total compensation expense recognized in 1998 was $83,000 for taxes paid on behalf of employees in connection with stock options exercised.

Earnings Per Common Share and Common Share Equivalent

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which the Company adopted in the quarter ending February 28, 1998. Statement 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements (See Note 15-- "Earnings Per Share").

         Under the new requirements for calculating basic earnings (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could participate in the earnings of the Company.


Fair Value of Financial Instruments

         FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments whether or not recognized in the balance sheet for which it is practical to estimate that value.

         For cash and cash equivalents, notes receivable, and restricted cash, the carrying amount approximates fair value. For long-term debt, the fair value is based on the estimated market price for the Debentures on the last day of the fiscal year.

         The carrying amounts and fair values of the Company's financial instruments at May 31, 1998 and 1997, are as follows:

                                                        1998                    1997
                                                 -------------------     -------------------
                                                 CARRYING     FAIR       CARRYING     FAIR
                                                  AMOUNT      VALUE       AMOUNT      VALUE
                                                 --------     ------     --------     ------
                                                            (Amounts in thousands)
         Assets
         Cash and cash equivalents .........      $6,016      $6,016      $3,991      $3,991
         Notes receivable ..................          94          94       2,035       2,035
         Restricted Cash ...................       1,848       1,848         210         210

         Liabilities
         Long-term debt ....................      $2,692      $1,615      $2,692      $1,367

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

NOTE 3--LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 1998, the Company had cash and cash equivalents of $6.0 million. During the fiscal year ended May 31, 1998, the Company used $1.9 million in its operating activities, provided $3.6 million from its investing activities, and provided $0.3 million from its financing activities. The Company reported net income of $1.9 million for the fiscal year ended May 31, 1998, versus a net loss of $2.8 million for the fiscal year ended May 31, 1997, an improvement of $4.7 million. The Company has an accumulated deficit of $52.7 million and total stockholders' deficit of $1.3 million as of May 31, 1998. Additionally, the Company's current assets at May 31, 1998 amounted to approximately $17.9 million and current liabilities were approximately $28.7 million, resulting in a working capital deficiency of approximately $10.8 million and a current ratio of 1:1.6. The Company's primary use of available cash resources is to expand its behavioral medicine managed care business and fund operations.

         While the Company improved its cash flow from operations in fiscal year 1998, management intends to continue the expansion of its managed care business. Expansion will require competing with managed care companies that have more available resources. In order to compete effectively, demands on the Company's cash resources may increase significantly. Other cash requirements during fiscal year 1999 may include the following:

         1. The Company intends to rapidly accelerate its efforts to become year 2000 compliant and the cost of doing so has not yet been determined, but such costs are believed to be material to the financial position of the Company.

         2. In addition, the Company recently received the preliminary examination report from the Internal Revenue Service. While the Company intends to vigorously contest the results of that audit, no assurance can be provided as to the amount and timing of the ultimate outcome (see Note 16-- "Income Taxes" and Note 21--"Events Subsequent to the Balance Sheet Date").

         3. As described in Note 19--"Commitments and Contingencies" the Company expects to repay $1.0 million to the California Medicaid program during fiscal year 1999.

         The Company's available sources of cash during the next fiscal year will be derived from operations or the sale of either the closed psychiatric hospital, designated as held for sale with a reported carrying value of $1.9 million or other assets such as the operating hospital for which the Company recently received a Letter of Intent to Purchase for $5.1 million (see Note 21-- "Events Subsequent to the Balance Sheet Date"). However, there can be no assurance that the Company will retain all of its existing contracts which generate cash from operations or that either sale will occur or, if they do occur, that sufficient funds will be derived in an amount or at a point in time that will allow the Company to meet its obligations.

         The Company cannot state with any degree of certainty at this time, whether additional equity or debt financing will be available to it, and if available, would be available on terms and conditions acceptable to the Company. Any potential sources of additional financing are subject to business and economic conditions outside the Company's control. There can be no assurance during fiscal year 1999 that, if required to do so, the Company will be able to complete the transactions necessary to eliminate the working capital deficit.


NOTE 4-- PRIOR PERIOD ADJUSTMENT - ERROR CORRECTION

         The accumulated deficit in the accompanying statement of Stockholders' deficit as of May 31, 1995, the earliest period presented, has been restated from amounts previously reported to reflect the correction of a $1.0 million accounting error. This restatement increased the stockholders' deficit previously reported by $1.0 million. The accounts payable and accrued liabilities in the accompanying Balance Sheet for the year ended May 31, 1997 have also been restated to increase accounts payable and accrued liabilities by the additional $1.0 million accrual.

        During the fourth quarter of fiscal 1992, the Company, recognized $0.7 million of income that related to amounts reserved for the California Medicaid ("Medi-Cal") program settlements, specifically, amounts appropriated to the Maximum Inpatient Reimbursement Limitation ("MIRL"). These MIRL amounts were applicable to the Company's fiscal 1986 Cost Report for Brea Neuropsychiatric Hospital, a facility that was owned by the Company until its disposal in fiscal 1991. Prior to May 31, 1992, the Company had filed an administrative appeal on behalf of the hospital to contest the MIRL. This matter was still under appeal at May 31, 1992 when the error was made to release these allocated reserves and recognize the $0.7 million income. The recognition of any repayments received from Medi-Cal should have been deferred until the matter was fully resolved in accordance with the Company's accounting policy.

        Prior to July 1998, the company believed that a substantial portion of the MIRL liability, slightly over $0.4 million, had been repaid to the State of California. In July 1998, however, the Company learned that this was not the case, and that the entire amount of the liability, principal and interest, was due and owing. In the meantime, the Company had filed a court action in Superior Court contesting certain aspects of an adverse administrative appeal decision on the liabilities. Since it is not possible to predict the outcome of this Superior Court action, which, if it were successful, would reduce the principal amount owed by approximately $0.2 million with a corresponding reduction in interest, management cannot anticipate a favorable outcome and therefore has accrued approximately one million dollars in principal and interest to the State of California as reimbursement for amounts paid to Brea Neuropsychiatric Hospital that were in excess of the MIRL. Any such repayment will occur following conclusion of the court action, which is likely to take place in late 1998 or early 1999.


NOTE 5--MAJOR CONTRACTS

        In total, the Company has nine contracts with PCA Health Plans, Inc., a subsidiary of Humana, Inc., to provide behavioral healthcare services, under Medicare, Medicaid, and Commercial plans to contracted members in Florida, Texas, and Puerto Rico. The combined PCA contracts represent approximately 57% and 32% of the Company's operating revenue for fiscal 1998 and 1997 respectively. As of May 31, 1998 the Company was at full risk for 0.7 million lives covered under the contract with PCA.

        In April 1997, the Company entered into an agreement with PCA Health Plans of Puerto Rico, Inc., a subsidiary of Humana, Inc. ("PCA"), which accounted for 39% and 13% of the Company's operating revenue for the fiscal year ended May 31, 1998 and 1997, respectively. PCA has entered into a health insurance contract with the Puerto Rico Health Insurance Administration ("PRHIA"), a public instrumentality of the Commonwealth of Puerto Rico, to provide medical and healthcare services to indigent patients in two rural regions of Puerto Rico. The services are provided through a network of providers who are located throughout the two regions. PCA has subcontracted with the Company to provide all mental health, substance abuse, and other professional services or supplies necessary to identify, treat, or avoid behavioral health illness or injury to all persons covered under its agreement with PRHIA.

        Under this agreement, the Company is paid a fixed fee per member per month ("PMPM"). This same agreement establishes an amount that is withheld from PCA's monthly remittances to the Company to cover pharmacy and laboratory costs which are the financial responsibility of the Company, but currently administered by PCA. The Company is also required to maintain restricted deposits with PCA in order to meet the specific equity requirements for this contract.

        Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company has reported the contract at a 100% loss ratio pending resolution and clarification of the actual costs incurred which are not expected to exceed 100% of revenue. For the fiscal year ended May 31, 1998, the Company reported $5.7 million as revenue with a corresponding amount as claims expense in the accompanying financial statements. Additionally, the Company has reported the $5.7 million unsettled amount as a component of accounts receivable, with a corresponding amount included in accrued claims payable, in the accompanying Balance Sheet as of May 31, 1998.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

NOTE 6--ACQUISITIONS AND DISPOSITIONS

         On July 25, 1996, the Company consented to closing the acquisition of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan, Inc. and Behavioral Healthcare Management, Inc. (hereafter collectively referred to as "HMS"). The Company consented to the closing, reserving its rights to assert certain claims against the former owners (the "Sellers") and others (see Note 19--"Commitments and Contingencies"). HMS contracts with commercial and governmental agencies to provide managed behavioral healthcare programs to patients in Michigan and Ohio. Additionally, HMS provides the following on a contract basis: case management (precertification, concurrent review, quality assurance, retrospective chart reviews, peer review and clinical audits as requested by their clients), claims review, network development, credentialing and management of clinical services for hospitals and community providers. The Company recorded the acquisition using the purchase method of accounting. In conjunction with this acquisition, the Company issued a net of 10,000 shares of its Common Stock after giving effect to a settlement with one of the principals in the HMS transaction. The Company's consolidated financial statement for fiscal year ended May 31, 1997, reflect the results of operations for HMS for the period from July 25, 1996 through May 31, 1997. The unaudited pro forma information below presents the combined results of operations as if the HMS acquisition has occurred at the beginning of the respective periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition actually occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                                                       YEAR ENDED MAY 31,
                                                                       ------------------
                                                                      1997           1996
                                                                      ----           ----
                                                                     (Amounts in thousands
                                                                     except per share data)
Operating revenues .....................................            $ 39,896       $ 36,332
Loss before extraordinary gain .........................              (5,192)        (4,427)
Net Loss ...............................................              (3,020)        (4,427)
Loss per share:
         Loss before extraordinary gain per common share               (1.68)         (1.66)
         Net loss per common share .....................               (0.98)         (1.66)

NOTE 7--ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following:

                                                                                        YEAR ENDED MAY 31,
                                                                                        ------------------
                                                                                        1998          1997
                                                                                        ----          ----
                                                                                       (Amounts in thousands)
Pharmacy and Laboratory costs withheld - PCA Puerto Rico contract ..............       $5,655        $   --
Accounts receivable withholdings - managed care capitation contract.............        1,958           730
Other trade accounts receivable.................................................        1,642         1,988
                                                                                        -----        ------
Total accounts receivable.......................................................       $9,255        $2,718
                                                                                       ======        ======

         The following table summarizes changes in the Company's allowances for doubtful accounts for the years ended May 31, 1998, 1997, and 1996:

                                   BALANCE AT        ADDITIONS                           WRITE-OFF      BALANCE AT
                                   BEGINNING         CHARGED TO                             OF            END OF
                                   OF YEAR           EXPENSE        RECOVERIES           ACCOUNTS          YEAR
                                   ----------        ----------     ----------           ---------      ----------
                                                      (Amounts in thousands)
Year ended May 31, 1998..........  $   883           $   575        $    (324)           $   (241)      $   893
Year ended May 31, 1997..........    1,027               914             (375)               (683)          883
Year ended May 31, 1996..........    1,096             2,355           (1,421)             (1,003)        1,027

         Recoveries are reflected on the Company's statement of operations as a reduction to the provision for doubtful accounts in the period in which they are received.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

NOTE 8-- OTHER RECEIVABLE

         Other receivable at May 31, 1998 and 1997 represents $2.4 million paid to a vendor to prepare a federal income tax refund that is more fully described in Note 16--"Income Taxes". The costs incurred will be refunded to the Company should the Internal Revenue Service disallow the refund and require its repayment. To the extent that all or some portion of the refund is allowed by the IRS, a portion of the fees paid will be recognized as expense in proportion to the amount of refund allowed (see Note 21--"Events Subsequent to the Balance Sheet Date").


NOTE 9--PROPERTY AND EQUIPMENT HELD FOR SALE

         Property and equipment held for sale consists of a non-operating hospital in Ft. Worth, Texas. This facility consists of land, buildings, equipment, and other fixed assets with a historical net book value of approximately $2.7 million and is reported at its estimated net realizable value of approximately $1.9 million at May 31, 1998. Operating expenses of the facility designated for disposition were approximately $0.2 million for the twelve months ended May 31, 1998.

         A summary of the transactions affecting the carrying value of property and equipment held for sale is as follows:

                                                                                YEAR ENDED MAY 31,
                                                                       -----------------------------------
                                                                         1998          1997          1996
                                                                         ----          ----          ----
                                                                              (Amounts in thousands)
Beginning balance ...............................................      $ 4,707       $ 8,148       $ 3,746
Designation of facilities as property and equipment held for sale           --            --         5,682
Carrying costs incurred during phase-out period .................           --            --           342
Carrying value of assets sold ...................................       (2,797)       (3,432)       (1,804)
Contingencies on properties sold ................................           --            (9)          182
                                                                       -------       -------       -------
Ending balance ..................................................      $ 1,910       $ 4,707       $ 8,148
                                                                       =======       =======       =======

         During the fiscal year ended May 31, 1998, the Company sold its non-operating hospital facility in Cincinnati, Ohio for $3.0 million cash. The Company recognized a gain of $0.2 million on the disposition.

         During the fiscal year ended May 31, 1997, the Company sold its non-operating facility located in Costa Mesa, California for $2.3 million. The Company received cash of $0.4 million and took a note receivable for $1.9 million (See Note 11--"Notes Receivable"). During the fourth quarter of fiscal 1998, the Company collected cash in full settlement of the note receivable and, at the same time, recognized a gain of $0.1 million that was deferred from fiscal 1997.

         During the fiscal year ended May 31, 1997, the Company also sold its non-operating facility located in Jacksonville Beach, Florida, for $1.1 million cash which approximated its net book value.


NOTE 10--PROPERTY AND EQUIPMENT

                                                                                         YEAR ENDED MAY 31,
                                                                                       ----------------------
                                                                                         1998         1997
                                                                                         ----         ----
                                                                                       (Amounts in thousands)
Property and equipment consists of the following:
    Land and improvements.......................................................        $ 2,122      $ 2,122
    Buildings and improvements..................................................          4,424        4,427
    Furniture and equipment.....................................................          4,538        3,274
    Leasehold improvements......................................................            315          271
    Capitalized leases..........................................................             17           44
                                                                                        -------      -------
                                                                                         11,416       10,138
    Less accumulated depreciation...............................................         (4,373)      (3,820)
                                                                                        -------      -------
    Net property and equipment..................................................        $ 7,043      $ 6,318
                                                                                        =======      =======

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

NOTE 11-- NOTES RECEIVABLE

         Notes receivable consists of the following:

                                                                                       YEAR ENDED MAY 31,
                                                                                       ------------------
                                                                                       1998          1997
                                                                                       ----          ----
                                                                                      (Amounts in thousands)
         8% secured promissory note with monthly payments,
                maturing in August 2011 (a).....................................      $    --       $1,950
         4% unsecured note with monthly payments,
                maturing in April 1998 .........................................           --           62
         7% promissory note with monthly interest payments,
                maturing in April, 2004 (b).....................................           94           94
                                                                                      -------       ------
         Total notes receivable.................................................           94        2,106
                Less current maturities.........................................           --           71
                                                                                      -------       ------
         Notes receivable, excluding current maturities.........................      $    94       $2,035
                                                                                      =======       ======

         (a) On March 31, 1998, the Company collected cash totaling approximately $1,950,000, representing approximately $1,937,000 in principal and approximately $13,000 in interest in full settlement of the promissory note.

         (b) On April 6, 1996, the Company advanced approximately $94,000 in the form of a promissory note to Stephen A. Stewart, one of the principals of HMS (see Note 6--"Acquisitions and Dispositions").

NOTE 12--ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following:

                                                                                       YEAR ENDED MAY 31,
                                                                                       ------------------
                                                                                     1998             1997
                                                                                     ----             ----
                                                                                     (Amounts in thousands)
         Accounts payable and accrued liabilities...............................     $2,012          $2,036
         Accrued restructuring..................................................         50             298
         Accrued salaries and wages.............................................        683             539
         Accrued vacation.......................................................        376             279
         Accrued legal and audit................................................        271             330
         Payable to third-party intermediaries..................................      2,353           2,575
         Deferred compensation..................................................         44              95
                                                                                     ------          ------
                                                                                     $5,789          $6,152
                                                                                     ======          ======

NOTE 13--ACCRUED CLAIMS PAYABLE

        During the fourth quarter of the fiscal year ended May 31, 1998, the Company changed its methodology for estimating accrued claims payable. In prior years, the Company based its estimates on open authorizations. The revised method uses a traditional actuarial completion factor methodology. This change in methodology, which is inseparable from a change in estimate, provides a better estimate of the ultimate liability that will be incurred. As a result of the change, the company reduced the accrued claims payable by $1.3 million which increased basic and diluted earnings per common share by $.38 and $.34 respectively.

         Accrued claims payable consist of the following:

                                                                                       YEAR ENDED MAY 31,
                                                                                       ------------------
                                                                                       1998          1997
                                                                                       ----          ----
                                                                                      (Amounts in thousands)
         Actuarially estimated claims payable...................................      $ 4,761       $ 6,163
         Subcapitation payable..................................................           85            93
         Pharmacy and laboratory costs (see Note 5--"Major Contracts")...........       5,655            --
                                                                                      -------       -------
         Total accrued claims payable...........................................      $10,501       $ 6,256
                                                                                      =======       =======

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

         The Company recognized $2.6 million and $3.9 million in subcapitation expense for the years ended May 31, 1998 and 1997, respectively. The Company would remain liable to perform the services covered under the subcapitation agreements if the parties with which the Company subcapitates were unable to fulfill their responsibilities under the subcapitation agreement.


NOTE 14-- LONG-TERM DEBT AND SHORT-TERM BORROWINGS

         Long-term debt consists of the following:

                                                                                       YEAR ENDED MAY 31,
                                                                                     ----------------------
                                                                                       1998           1997
                                                                                       ----           ----
                                                                                     (Amounts in thousands)
         7 1/2% convertible subordinated debentures due in fiscal 2010........        $2,692         $2,692
         Other long-term debt.................................................            14             66
                                                                                      ------         ------
         Total long-term debt.................................................        $2,706         $2,758
         Less current maturities of long-term debt ...........................             2             46
                                                                                      ------         ------
         Long-term debt, excluding current maturities.........................        $2,704         $2,712
                                                                                      ======         ======

         As of May 31, 1998, aggregate annual maturities of long-term debt (in accordance with stated maturities of the respective loan agreements) are approximately $2,000 in fiscal 1999. The Company has no annual maturities of long-term debt after fiscal 1999 until fiscal 2010.

         In April 1985, the Company issued $46.0 million in 7 1/2% Convertible Subordinated Debentures (the "Debentures"). These Debentures require that the Company make semi-annual interest payments in April and October at an interest rate of 7 1/2% per annum.

         On December 30, 1996, the Company completed a debenture exchange offer with its debentureholders. The Company was advised by the exchange agent that affirmative consents of debentureholders in excess of 82% had been received, and that all propositions had been consented to and approved by debentureholders, including the waiver of any sinking fund installments. An aggregate of $6.8 million of principal amount of debentures (the "Tendered Debentures"), representing 72% of the issued and outstanding debentures, was tendered for exchange to the Company pursuant to the terms of the Exchange Offer. With respect to the Tendered Debentures, the Company paid the exchange agent, on behalf of tendering debentureholders, an aggregate amount of $4.0 million and requisitioned for issue 164,304 shares of the Company's Common Stock, representing the stock portion of the Exchange Offer. The distribution of the exchange consideration to tendering debentureholders was made by the exchange agent within five days after the closing date of December 30, 1996. With respect to the $2.7 million of principal amount of debentures which were not tendered for exchange, the Company paid an aggregate of $0.6 million of interest and default interest to such non-tendering debentureholders. Due to the affirmative result of the Consent Solicitation and the payment by the Company of interest and default interest with respect to all debentures which have not been tendered for exchange, the Company is no longer in default with respect to such debentures.

         The resulting net gain on the debenture exchange was $2.2 million, which was recorded as an extraordinary gain in the accompanying income statement for the year ended May 31, 1997.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

NOTE 15-- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share:

                                                                                 YEAR ENDED MAY 31,
                                                                         --------------------------------
                                                                         1998          1997          1996
                                                                         ----          ----          ----
                                                                   (Amounts in thousands except per share data)
NUMERATOR:
     Income (loss) before extraordinary item ....................      $ 1,971       $(4,969)      $(4,242)
     Less preferred stock dividends .............................          (82)          (31)           --
                                                                       -------       -------       -------
     Income (loss) available to common stockholders before
         extraordinary item .....................................        1,889        (5,000)       (4,242)
     Extraordinary item .........................................           --         2,172            --
                                                                       -------       -------       -------
     Net income (loss) available to common stockholders .........        1,889        (2,828)       (4,242)

EFFECT OF DILUTIVE SECURITIES:
     Preferred stock dividends ..................................           82            --            --
                                                                       -------       -------       -------
     Numerator for diluted earnings (loss) per share available
         to common stockholders after assumed conversions .......      $ 1,971       $(2,828)      $(4,242)
                                                                       =======       =======       =======

DENOMINATOR:
     Denominator for basic earnings (loss) per share -
         weighted-average shares ................................        3,384         3,088         2,654
     Effect of dilutive securities:
         Employee stock options .................................          137            --            --
         Convertible preferred stock ............................          344            --            --
                                                                       -------       -------       -------
     Dilutive potential common share ............................          481            --            --
     Denominator for diluted earnings (loss) per share - adjusted
         weighted-average shares and assumed conversions ........        3,865         3,088         2,654
                                                                       =======       =======       =======

BASIC EARNINGS PER SHARE:
     Income (loss) before extraordinary item ....................      $  0.56       $ (1.62)      $ (1.60)
     Extraordinary item .........................................           --          0.70            --
                                                                       -------       -------       -------
     Net income (loss) ..........................................      $  0.56       $ (0.92)      $ (1.60)
                                                                       =======       =======       =======

DILUTED EARNINGS PER SHARE:
     Income (loss) before extraordinary item ....................      $  0.51       $ (1.62)      $ (1.60)
     Extraordinary item .........................................           --          0.70            --
                                                                       -------       -------       -------
     Net income (loss) ..........................................      $  0.51       $ (0.92)      $ (1.60)
                                                                       =======       =======       =======


         The following number of potentially convertible shares of common stock related to convertible preferred stock, convertible debentures, and stock options are as follows at May 31, 1998:

     For conversion of convertible preferred stock.....................    343,833
     For conversion of convertible debentures..........................     10,850
     Outstanding stock options.........................................    724,215
     Possible future issuance under stock option plans.................    341,594
                                                                         ---------
                  Total:...............................................  1,420,492
                                                                         =========

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

NOTE 16--INCOME TAXES

         Provision for income taxes consists of the following:

                                                                                 YEAR ENDED MAY 31,
                                                                             ---------------------------
                                                                             1998       1997       1996
                                                                             ----       ----       ----
                                                                                (Amounts in thousands)
         Current:
         Federal ....................................................        $ --      $(345)    $(2,568)
         State ......................................................          63          4          90
                                                                             ----      -----     -------
                                                                             $ 63      $(341)    $(2,478)
                                                                             ====      =====     =======

         Reconciliation between the provision for income tax and the amount computed by applying the statutory Federal income tax rate (34%) to income
(loss) before income tax is as follows:

                                                                                   YEAR ENDED MAY 31,
                                                                           -------------------------------
                                                                             1998        1997        1996
                                                                             ----        ----        ----
                                                                                (Amounts in thousands)
         Expense (Benefit) from income taxes at the statutory tax rate     $   692     $(1,103)    $(2,285)
         State income taxes, net of federal tax benefit ...............         81           3          60
         Non-deductible items .........................................        137          51         273
         Change in valuation allowance ................................       (995)        952       1,930
         Refund of prior year loss carryback not previously benefited .         --        (345)     (2,568)
         Other, net ...................................................        148         101         112
                                                                           -------     -------     -------
                                                                           $    63     $  (341)    $(2,478)
                                                                           =======     =======     =======


         The Company also received tax refunds of $5.4 million in 1997 and $9.4 million in 1996, associated with its final 1996 and 1995 Federal tax returns, respectively, as discussed further below.

         Significant components of the Company's deferred tax assets and liabilities are comprised of the following:

                                                                YEAR ENDED MAY 31,
                                                               ---------------------
                                                                 1998         1997
                                                                 ----         ----
                                                                            Restated
                                                               (Amounts in thousands)
         Deferred Tax Assets:
            Net operating losses ..........................    $ 10,957     $ 10,531
            Restructuring/non-recurring costs .............       1,285        2,261
            Alternative minimum tax credits ...............         667          667
            Payable to Third Party Intermediaries .........         380          380
            Bad debt expense ..............................         461          431
            Employee benefits and options .................         331          200
            Other, net ....................................         157         (711)
                                                               --------     --------
                  Total Deferred Tax Assets ...............      14,238       13,759
            Valuation Allowance ...........................     (11,282)     (12,277)
                                                               --------     --------
                  Net Deferred Tax Assets .................       2,956        1,482
                                                               --------     --------
         Deferred Tax Liabilities:
            Depreciation ..................................      (1,240)      (1,113)
            State income taxes ............................        (410)        (369)
            Cash to accrual differences ...................      (1,306)          --
                                                               --------     --------
                  Total Deferred Tax Liabilities ..........      (2,956)      (1,482)
                                                               --------     --------
         Net Deferred Tax Assets ..........................    $      0     $      0
                                                               ========     ========

         Gross deferred tax assets as of May 31, 1997, have been restated from amounts previously reported to reflect the accrual of $1.0 million payable to third party intermediaries that was inappropriately reduced in the Company's 1992 fiscal year (See Note 4--"Prior Period Adjustment - Error Correction").

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

         In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed for a tentative refund to carry back losses described in Section 172(f) of the Internal Revenue Service ("IRC"), requesting a refund of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

         During fiscal years 1997 and 1996, the Company recognized a portion of the refunds received as a tax benefit of $0.3 million and $2.4 million, respectively. The balance of the refunds received, $12.1 million, is recorded as a deferred liability, "Unbenefitted tax refunds received," pending resolution by the IRS of the appropriateness of the 172(f) carryback. The other refunds requested under Section 172(f) for prior years of $7.7 million have not been received nor has the Company recognized any tax benefit related to these potential refunds (see Note 21--"Events Subsequent to the Balance Sheet Date").

         Section 172(f) of the IRC provides for a ten year net operating loss carryback for specific losses attributable to (1) a product liability or (2) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. The applicability of Section 172(f) to the type of business in which the Company operates is unclear. The IRS may determine that the Company's position and use of Section 172(f) is inappropriate and request a return of some or all of the refunds received to date. No assurance can be provided that the Company will be able to retain the refunds received to date or that the other refunds requested will be received (see Note 21--"Events Subsequent to the Balance Sheet Date").

         If the IRS were to disallow the refunds claimed, the Company will have additional loss carry forwards of $50.1 million which will expire if unused by the year 2013.

         SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at May 31, 1998 and 1997 was necessary to reduce the deferred tax assets to that amount that will more likely than not be realized.

         At May 31, 1998, the Company had Federal accumulated net operating loss carryforwards of approximately $28.9 million, which would expire in 2009 through 2013. The Company will be allowed a minimum tax credit carryover in the future of approximately $0.7 million against regular tax in the event that regular tax expense exceeds the alternative minimum tax expense.

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

         The Company is currently under audit by the IRS related to its fiscal 1996 and fiscal 1995 Federal income tax returns and the amended returns for prior years. Neither the Company nor the IRS will be precluded from raising other tax issues in regard to any audits of such returns, which also could ultimately affect the Company's tax liability (see Note 21--"Events Subsequent to the Balance Sheet Date").

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

NOTE 17--EMPLOYEE BENEFIT PLANS

         The Company offers a 401(k) Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed six consecutive months of employment are eligible to participate in the plan. Effective June 1, 1995, eligibility was modified to six months of employment and a minimum of twenty (20) regular scheduled hours per week. Each participant may contribute from 2% to 15% of his or her compensation to the plan subject to limitations on the highly compensated employees to ensure the plan is non-discriminatory. Company contributions are discretionary and are determined quarterly by the Company's Board of Directors or the Plan Committee. The Company paid $31,000, $26,000, and $30,000 to the Plan in fiscal 1998, 1997 and 1996, respectively.


NOTE 18--PREFERRED STOCK, COMMON STOCK, AND STOCK OPTION PLANS

Preferred Stock

         The Company is authorized to issue up to 60,000 shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions as stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series. The Board of Directors has designated 41,260 shares of Preferred Stock as Series A Non-Voting 4% Cumulative Convertible Preferred Stock, $50 par value (the "Preferred Stock"). On January 17, 1997, the Preferred Stock was issued in exchange for the secured convertible note due January 9, 1997 in the principal amount of $2.0 million and bearing interest at the rate of 12% per annum and $63,000 of interest accrued thereon. The Preferred Stock has a cumulative quarterly dividend of 4% per annum which is payable when and as declared by the Board of Directors. However, no dividends will be paid on the Preferred Stock until the Company has positive stockholder's equity. The Preferred Stock is preferred to the extent of $50 per share plus accrued dividends; is convertible into shares of Common Stock at $6 per share, which was the same price at which the principal of the note was exchangeable; and has no voting privileges.

Common Stock

         The Company is authorized to issue 12.5 million shares of $.01 par value Common Stock. As of May 31, 1998, approximately 3.4 million shares of the Company's Common Stock were outstanding. Cash dividends on the Common Stock are prohibited as long as the Preferred Stock is outstanding.

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

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

Stock Option Plans

         The Company has a 1988 Incentive Stock Option Plan ("ISO") and a 1988 Nonstatutory Stock Option Plan ("NSO"). Options granted under the 1988 ISO Plan are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. Options granted under the 1988 NSO Plan do not qualify as ISOs. Options may be granted for terms up to ten years and are generally exercisable in cumulative annual increments of 25% to 50% each year. Options must equal or exceed the fair market value of the shares on the date of grant. The maximum number of shares authorized for issuance under the Company's 1988 ISO Plan is 500,000 and the Company's 1988 NSO Plan is 200,000. As of May 31, 1998, there were 333,100 options outstanding and of these options, 158,849 were exercisable under the 1988 Plans. Effective February 3, 1998, the 1988 Plans expired and no new grants will be issued.

         The Company also has a 1995 Incentive Plan (the "1995 Plan"). The 1995 Plan provides for the granting of options to eligible employees and consultants to the Company. Options granted as incentive stock rights, stock options, stock appreciation rights, limited stock appreciation rights and restricted stock grants under the 1995 Plan may qualify as ISOs under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms up to ten years and are generally exercisable in cumulative increments of 33% each year. Options for NSOs may be granted for terms up to 13 years. Options for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The 1995 Plan also provides for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance under the 1995 Plan is 600,000. As of May 31, 1998, there were 271,950 options outstanding, and of these options, zero options were exercisable under the 1995 Plans.

         In September 1995, the Board of Directors granted and issued to its President and Chief Executive Officer, 100,000 Restricted Shares of its Common Stock, $0.01 par value. Such grant of Restricted Shares was issued from the Company's 1995 Incentive Plan and was ratified by the stockholders at the 1995 Annual Meeting. On December 19, 1997, the Company, with the consent of Chriss W. Street, terminated a grant of the 50,500 remaining, unvested shares of Company common stock originally granted in September 1995. Coincident with this transaction, the Company implemented a new program to grant Mr. Street 120,000 options of common stock at a price of $6.6875 (fair value on the date of grant). These options are fully vested, non-incentive stock options, exercisable on and after June 17, 1998 and through December 19, 2002, regardless of whether Mr. Street's employment with the Company continues through that date.

         The Company has a non-qualified stock option plan for its outside directors (the "Directors' Stock Option Plan" or the "Directors' Plan"). The Directors' Plan provides for the Company to grant to each non-employee director options as follows: (1) each individual serving as a non-employee director as of the effective date was granted a non-qualified stock option to purchase 10,000 shares of Common Stock ("Initial Grant"); (2) each individual who first becomes a non-employee director on or after the effective date, will be granted, at the time of such election or appointment a non-qualified stock option to purchase 10,000 shares of Common Stock ("Initial Grant"); (3) commencing with the 1995 annual meeting of the Company's stockholders, each individual who at each annual meeting of the Company's stockholders remains a non-employee director will receive an additional non-qualified stock option to purchase 2,500 shares of Common Stock. Commencing with the 1996 annual meeting, the number of options awarded annually to all non-employee directors was increased from 2,500 to 5,000 and provided for an annual grant of special service options to the Vice Chairman of the Board of 3,333 and to each committee chairman of 8,333 and each committee member of 2,500. In addition, each non-employee director will automatically be granted an option to purchase 10,000 shares upon joining the Board of Directors and options to purchase 5,000 shares on each anniversary of the initial date of service. Each non-qualified stock option is exercisable at a price equal to the Common Stock's fair market value as of the date of grant. Initial grants vest annually in 25% increments beginning on the first anniversary of the date of grant, provided the individual is still a director on those dates. Annual grants will become 100% vested as of the first annual meeting of the Company's stockholders following the date of grant, provided the individual is still a director as of that date. An optionee who ceases to be a director shall forfeit that portion of the option attributable to such vesting dates on or after the date he or she ceases to be a director. The maximum number of shares authorized for issuance under the Directors' Plan is 250,000. After May 31, 1998, there were options for 119,165 shares outstanding and of these options, 49,166 shares were exercisable under the Directors' Plan.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

         Adjusted pro forma information regarding net income or loss and earnings or loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998: volatility factor of the expected market price of the Company's Common Stock of 0.526; a weighted-average expected life of the options of six years, five years, and four years; risk-free interest rate of 5.5% and dividend yield of 0%. For both 1997 and 1996, the assumptions were: volatility factor of the expected market price of the Company's common stock of 0.524; a weighted average expected life of the options of six years, five years, and four years, risk-free interest rate of 5.5% and a dividend yield of 0%.

         The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Pro forma disclosures required by SFAS No. 123 include the effects of all stock option awards granted by the Company from June 1, 1995 through May 31, 1998. During the phase-in period, the effects of applying this statement for generating pro forma disclosures are not likely to be representative of the effects on pro forma net income (loss) for future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows ("in thousands" except for earnings (loss) per share information):

                                                                                        YEAR ENDED MAY 31,
                                                                                  ---------------------------
                                                                                  1998         1997      1996
                                                                                  ----         ----      ----
         Pro forma net income (loss) attributed to common stock
            holders....................................................          $1,212    $(3,210)     $4,383
         Pro forma earnings (loss) per common share:
                  Basic................................................          $  .36    $ (1.04)     $ 1.54
                  Diluted..............................................          $  .36    $ (1.05)     $ 1.54

         A summary of the Company's stock option activity and related information for the years ended May 31 is as follows:

                                                                                             WEIGHTED-AVERAGE
                                                                             SHARES           EXERCISE PRICE
                                                                             ------          ----------------
         Outstanding as of May 31, 1995................................     258,667             $  8.27
         Canceled......................................................      (5,500)               7.82
         Granted.......................................................     350,903                8.24
         Exercised.....................................................     (14,000)               7.57
         Forfeited.....................................................    (114,154)               8.30

         Outstanding as of May 31, 1996................................     475,916             $  8.26
         Canceled......................................................      (1,300)              13.85
         Granted.......................................................     399,174               11.13
         Exercised.....................................................    (219,873)               8.26
         Forfeited.....................................................     (24,668)               9.45

         Outstanding as of May 31, 1997................................     629,249             $ 10.02
         Canceled......................................................     (12,000)              13.64
         Granted.......................................................     493,949                8.97
         Exercised.....................................................     (87,300)               8.42
         Forfeited.....................................................    (299,683)              10.50

         Outstanding as of May 31, 1998................................     724,215             $  9.24

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

         The weighted-average fair values of options granted were $5.18, $5.96, and $5.86 in fiscal 1998, 1997, and 1996, respectively.

         A summary of options outstanding and exercisable as of May 31, 1998 follows:

                                                                   WEIGHTED-                            WEIGHTED-
                                                 WEIGHTED-          AVERAGE                              AVERAGE
                             EXERCISE             AVERAGE          REMAINING                          EXERCISE PRICE
     OPTIONS                  PRICE               EXERCISE        CONTRACTUAL           OPTIONS       OF EXERCISABLE
   OUTSTANDING                RANGE                PRICE             LIFE             EXERCISABLE        OPTIONS
   -----------            ---------------        ---------        -----------         -----------     --------------
       323,500            $ 6.25 - $ 8.50          $ 7.21             7.94              106,000            $ 7.11
       106,949            $ 8.51 - $ 9.75          $ 9.23             9.75                    0               N/A
       288,266            $10.00 - $15.00          $11.41             8.86               99,016            $12.00
         5,500            $15.25 - $21.25          $15.80             7.03                2,999            $16.25


NOTE 19--COMMITMENTS AND CONTINGENCIES

Lease Commitments

         The Company leases certain facilities, furniture and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, maintenance and repair expenses. Total rental expense for all operating leases was $1.0 million, $1.0 million and $0.9 million for fiscal years 1998, 1997 and 1996, respectively.

         Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at May 31, 1998:

         FISCAL YEAR                                                                OPERATING LEASES
         -----------                                                                ----------------
                                                                                 (Amounts in thousands)
         1999...................................................................       $  763
         2000...................................................................          678
         2001...................................................................          528
         2002...................................................................           24
         2003...................................................................            2
         Later Years............................................................            0
                                                                                       ------
         Total minimum lease payments...........................................       $1,995
                                                                                       ======


Other Commitments and Contingencies

          (1) In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed for a tentative refund to carry back losses described in Section 172(f) of the IRC, requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

          During fiscal years 1997 and 1996, the Company recognized a portion of the refunds received as a tax benefit of $0.3 million and $2.4 million, respectively. The balance of the refunds received, $12.1 million, is recorded as a deferred liability, "Unbenefitted tax refunds received" pending resolution by the IRS of the appropriateness of the Section 172(f) carryback. The additional refunds requested under Section 172(f) for prior years of $7.7 million have not been received, nor has the Company recognized any tax benefit related to these potential refunds.

          Section 172(f) of the IRC provides for a ten-year net operating loss carryback for specific losses attributable to (1) a product liability or (2) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. The applicability of Section 172(f) to the type of business in which the Company operates is unclear. The IRS may determine that the Company's position and use of Section 172(f) is inappropriate and request a return of some or all of the refunds received to date. No assurance can be provided that the Company will be able to retain the refunds received to date or that the other refunds requested will be received. (see Note 21--"Events Subsequent to the Balance Sheet Date," in the audited consolidated financial statements for additional information)

          As a result of the Section 172(f) carryback claims filed by the Company, and the tentative refunds received, the Company came under audit with respect to the tax years previously mentioned.

          On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.0 million through May 31, 1998. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million. This report commences the administrative appeals process. The Company intends to protest the examination report and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court.

          (2) The Company is currently involved in an action in California Superior Court contesting certain aspects of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involves the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". It is anticipated that a final determination on the Superior Court action will be obtained in late 1998 or early 1999. The Company currently has $1.0 million accrued to settle this claim (see Note 4--"Prior Period Adjustment - Error Correction" in the Consolidated Audited Financial Statements).

          (3) On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. The action is only in its formative stages. The Company has denied its liability, and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

          (4) On September 6, 1996, the Company instituted an arbitration against the Sellers of HMS with the American Arbitration Association in Orange County, California seeking, among other things, reimbursement from the Sellers for damages which the Company sustained by reason of the inaccuracies of the representations and warranties made by the Sellers and for the indemnification from each of the Sellers as provided for under the terms of the Stock Purchase Agreement. One seller has settled his case with the Company. The remaining seller has not interposed an answer to the arbitration, and the arbitration is therefore in its formative stages. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

          (5) The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of HMS (see Note 6--"Acquisitions and Dispositions"). The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies which were not completed until July 25, 1996. In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division, (Case No. 1:96 CV 1759), against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. The Company filed counterclaims against Emerald for deceptive trade practices, defamation, tortuous interference with business relationships and unfair competition. A confidential settlement has been reached between Emerald and the Company. The Company believes that it has claims arising from this transaction against the accountants and legal counsel of HMS as well as HMS's lending bank. On October 1, 1996, the Company filed a claim of malpractice against the legal counsel of HMS. These claims are presently being investigated and have not as yet been quantified. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

          (6) In October 1994, the NYSE notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to Common Stock and three-year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to continuing listing standards and has so indicated in approving the Company's most recent Listing Application on December 30, 1996. No assurance may be given that additional equity may be obtained on terms favorable to the Company.

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

Impact of Year 2000 Computer Issues (Unaudited)

          The Company is currently in the early phases of assessing its ability to make its information systems year 2000 compliant. While management intends to do so, no assessment has been made of the Company's third party vendors and customers. As a result, the Company is unable to state with any certainty the costs of becoming compliant. However, such costs are not expected to exceed $1.0 million.

          The preliminary assessment indicates that while the Company has initially converted one of its five regions to a new, year 2000 compliant claims system, the remaining four regions will also require that they be converted to the new claims system.

          The Company has not addressed the potential impact of year 2000 on its non-essential information systems its other equipment that may be affected by year 2000, or the impact of transacting business with third parties who do not have year 2000 compliant systems.

                         COMPREHENSIVE CARE CORPORATION
                   Notes to Consolidated Financial Statements
                           May 31, 1998, 1997 and 1996

         Since it is in the early phase of assessing its ability to become compliant with year 2000, the Company has not developed any contingency plans, should it be unable to become compliant in a timely manner. There can be no assurance that the Company will become year 2000 compliant, in a timely manner. Although the costs of compliance are not expected to exceed $1.0 million, the absolute costs cannot be estimated at this time.

         Should the Company be unable to become year 2000 compliant, the Company will suffer severe adverse consequences to its financial position and results of operations.


Regulatory Monitoring and Compliance

         The Company is subject to extensive and evolving state and federal regulations, ranging from licensure and compliance with regulations related to insurance companies and other risk assuming entities to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably among states and, as a result, the Company may be subject to the specific regulatory approach adopted by each state for the regulation of managed care companies and for providers of behavioral healthcare treatment services.

         Currently, management cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts. Management believes that the Company is currently in material compliance with the laws and regulations of the jurisdictions in which it operates.

NOTE 20--FOURTH QUARTER RESULTS FOR FISCAL 1998

         Net income for the fourth quarter of fiscal 1998 was $1.1 million. Included in the results was a nonrecurring positive effect on net income due to an adjustment to decrease accrued claims expense of $1.3 million, (see Note 13-- "Accrued Claims Payable").

NOTE 21--EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

         The Company is currently under audit by the Internal Revenue Service ("IRS") related to its fiscal 1996 and 1995 Federal Income Tax returns and the amended returns for prior years. On August 21, 1998, the Company received a preliminary examination report from the IRS, dated August 6, 1998, related to its Section 172(f) carryback claims and amended tax returns for prior years, claiming taxes due totaling approximately $12.4 million for which the Company has accrued $12.1 million as of May 31, 1998. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus approximately $4.0 million of accrued interest through May 31, 1998. The Company intends to file a protest with the IRS and contest the proposed assessment with the appeals office of the Internal Revenue Service in Laguna Niguel, California. In the event that the Company is unsuccessful in the appeal process, the Company is entitled to a repayment of fees advanced to its tax advisor relating to these refund claims totaling approximately $2.5 million (see Note 8--"Other Receivable"). Management strongly believes that its carryback claims meet the Section 172(f) criteria, and will vigorously defend its position by asserting all available appeal rights.

         In August , 1998, the Company received a Letter of Intent to Purchase the Company's psychiatric hospital in Aurora Colorado, for $5.1 million. The sale is subject to completion of a definitive agreement. The sale is expected to close by December 31, 1998.

         Subsequent to May 31, 1998, the holders of $448,000 aggregate principal amount of the Company's 7 1/2% Convertible Subordinated Debentures (the "Debentures"), due April 15, 2010, converted their Debentures to 33,185 shares of the Company's Common Stock.

                                    PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

         NAME                                 AGE         POSITION
         ----                                 ---         --------
         Chriss W. Street                     48          Chairman of the Board of Directors(1)(2)
                                                          Chief Executive Officer(1) President(1)(2)

         Mary Jane Johnson                    48          Executive Vice President (1)
                                                          Chief Executive Officer(2)

         H.G. Whittington                     69          Executive Vice President and National Medical Director(1)

         Robert J. Landis                     39          Executive Vice President, Chief Financial Officer and
                                                          Treasurer(1)(2)

         Joni Cummings                        50          Executive Vice President Business Development(1)

         William H. Boucher                   66          Director

         J. Marvin Feigenbaum                 48          Director

         John A. McCarthy, Jr.                39          Director

         A. Richard Pantuliano                53          Director

----------

(1)      Comprehensive Care Corporation

(2)      Comprehensive Behavioral Care, Inc. (Principal subsidiary of the
         Company)

         During fiscal 1998, the members that comprise the entire Board of Directors is five in number, of which two are Class I directors; two are Class II directors; and the Board has one Class III director. The three classes serve staggered three-year terms. Directors for each class are elected at the Annual Meeting of Stockholders held in the year in which the term for such class expires and serve for three years. Messrs. William H. Boucher and J. Marvin Feigenbaum were Class I directors whose terms expire at the 1998 Annual Meeting. Messr. Chriss W. Street is a Class II director whose term expires at the 1999 Annual Meeting. John A. McCarthy, Jr. is a Class II director whose term expires at the 2000 annual meeting. Mr. A. Richard Pantuliano was a Class III director whose term expires at the 1998 Annual Meeting. Directors who are employees of the Company do not receive any compensation for serving on the Board of Directors of the Company.

         CHRISS W. STREET, age 48. Mr. Street has been employed by the Company as Chairman, President and Chief Executive Officer of Comprehensive Care Corporation since 1994. Mr. Street is a Class II director whose term expires at the 1999 Annual Meeting. Mr. Street has served as a director, member of the stock option committee, and member of the compensation committee of Nu-Tech Bio Med, Inc., a company in which Mr. Feigenbaum is Chairman, President, and Chief Executive Officer (see Item 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION"). In June 1996, Mr. Street joined the Board of Directors of Fruehauf Trailer Corporation. On October 7, 1996, Fruehauf Trailer Corporation filed for relief under Chapter 11 of the United States Bankruptcy Code and subsequently, Mr. Street was named Chairman, President, and Chief Executive Officer. Fruehauf Trailer Corporation has been operating as a debtor in possession since October 1996, but filed a Plan of Reorganization on July 28, 1998. Mr. Street has served as a director of Drug Use is Life Abuse since November 1997. Mr. Street is the founder and principal of Chriss Street & Company, an investment banking corporation specializing in corporate reorganization, factoring and securities trading. Mr. Street served as a board member of the Orange County Employee's Retirement System between February 1996 and December 1997. Mr. Street served as a member of the Board of Directors of StreamLogic Corporation (formerly known as Micropolis Corporation), from February 1996 to May 1997. Mr. Street is a graduate of the University of California, Irvine and the Stanford Business School Executive Program.

         MARY JANE JOHNSON, RN, MBA, age 48. Ms. Johnson has been employed by the Company since August 1996 and was appointed Executive Vice President Clinical Operations in September 1997. In August, 1998 Ms. Johnson was appointed to the position of Chief Executive Officer for the Company's principal subsidiary, CompCare. Ms. Johnson served as Executive Director for Merit Behavioral Care from 1993 to 1996. Ms. Johnson, a Registered Professional Nurse, has a Bachelors Degree in Nursing from the State University of New York and a Masters Degree in Business Administration from Adelphi University.


         DR. H. G. WHITTINGTON, age 69. Dr. Whittington has been employed by the Company since January 1997 as National Medical Director. During 1996 Dr. Whittington served as both the Interim Medical Director for Dr. Pelchin Children's Center and as Medical Director of El Paso Psychiatric Center. Between 1994 to 1996, Dr. Whittington served as Behavioral Health Consultant for William
M. Mercer, Inc. Dr. Whittington completed his psychiatric residency at Menninger School of Psychiatry, his M.D. from Baylor College of Medicine, and a Bachelor of Arts from Rice University. Effective August 15, 1998, Dr. Whittington resigned from his position at the Company.


         ROBERT J. LANDIS, CPA, MBA, age 39. Mr. Landis has served as Executive Vice President, Chief Financial Officer, and Treasurer since July 1998. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization, from November 1988 to July 1998. Mr. Landis received a Bachelors degree in Business Administration from the University of Southern California, a Masters Degree in Business Administration from California State University at Northridge and is a Certified Public Accountant.


         JONI CUMMINGS, RN, MA, age 50. Ms. Cummings has been employed by the Company since January, 1996 and was appointed Executive Vice President Business Development in January, 1998. Ms. Cummings served as Vice President of Clinical Operations for Merit Behavioral Care from September 1989 to August 1995. Ms. Cummings is a Registered Nurse with a Bachelors Degree in Psychology from San Diego State University and a Masters Degree from St. Joseph's College in Healthcare Administration.


         WILLIAM H. BOUCHER, age 66. Mr. Boucher is currently a self-employed consultant providing services to the dental, behavioral medicine and pharmaceutical industries. From February 1994 to September 1994, he served as Vice President - Sales for Foundation Health Pharmaceutical Services, a health maintenance organization ("HMO"), and was Vice President - Sales for Diagnostek, Inc., a mail-order pharmacy company, from June 1991 to January 1994. Mr. Boucher was also Vice President - Sales for Qual-Med, an HMO from May 1990 to June 1991, and was Vice President - Sales and Marketing for PCS, Inc., a pharmacy processing company, from April 1980 to September 1989. Mr. Boucher has served as a director of the Company since January 1994.


         J. MARVIN FEIGENBAUM, age 48. Mr. Feigenbaum is the Chairman and Chief Executive Officer of Nu-Tech Bio Med, Inc. For the prior five years thereto, Mr. Feigenbaum acted as an independent consultant in the medical and healthcare industry generally. Mr. Feigenbaum has over 25 years experience in the healthcare industry. Mr. Feigenbaum is chief executive officer of Physicians Clinical Laboratories, Inc. ("PCL"), a general clinical laboratory located in the State of California. PCL had, prior to Mr. Feigenbaum's appointment, filed for relief under Chapter 11 of the United States Bankruptcy Code. PCL's securities are not publicly traded. Mr. Feigenbaum is a guest lecturer at the Anderson School of Business at U.C.L.A. Mr. Feigenbaum has served as a director of the Company since March 1994.


         JOHN A. MCCARTHY, JR., age 39. Mr. McCarthy is a Class II director whose term expires at the 1999 Annual Meeting. Mr. McCarthy is Principal of Crescent Gate L.P., a private equity partnership, since January 1998. From August 1997, Mr. McCarthy served as President of Concentra Managed Care Services, Inc. and Executive Vice President of Concentra Managed Care, Inc. From August 1996 to August 1997, Mr. McCarthy served as Senior Vice President, Cost Containment Services and Corporate Development of CRA, a wholly-owned subsidiary of Concentra Managed Care, Inc. From August 1994 to August 1996, he served as Vice President of Cost Containment Services and Corporate Development of CRA. From June 1992 to July 1994, Mr. McCarthy was Senior Vice President and Chief Financial Officer of MedChem Products, Inc., a manufacturer of specialty medical products. From March 1989 to June 1992, he was a Partner at Kaufman & Company, an investment-banking firm. From August 1987 to February 1989, Mr. McCarthy was an associate at Morgan Stanley & Co. Incorporated, an investment banking firm. Mr. McCarthy has been a director of the Company since September 11, 1997.

         A. RICHARD PANTULIANO, age 53. Mr. Pantuliano is a Class III director whose term expires at the 1998 Annual Meeting. Commencing October 1996, Mr. Pantuliano is founder and principal of ARP Associates, a company specializing in human resources consulting. From 1968 to 1996, Mr. Pantuliano held various senior management human resources positions with ITT Corporation. Mr. Pantuliano currently renders independent consulting services to Fruehauf Trailer Corporation, a company in which Mr. Street is Chairman, President and Chief Executive Officer. Mr. Pantuliano has served as a director of the Company since May 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         This section discloses the compensation earned by the Company's Chief Executive Officer and its other executive officers whose total salary and bonus for fiscal 1998 exceeded $100,000 (together, these persons are sometimes referred to as the "named executives").

                      TABLE I - SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION
                                                                 -------------------
                                                                                            OTHER        RESTRICTED
                                                                                            ANNUAL         STOCK
                                                   FISCAL    SALARY             BONUS    COMPENSATION      AWARDS
              NAME AND POSITION                     YEAR      ($)                ($)          ($)            ($)
Chriss W. Street                                    1998    264,263                  0      6,000(1)           0
    Chairman of the Board of Directors,(17)(18)     1997    245,192             15,947      5,837(1)     589,919(2)
    Chief Executive Officer(17) and                 1996    207,324                  0      9,225(1)      43,780
    President(17)(18)

Mary Jane Johnson                                   1998    110,040             20,000          0              0
    Executive Vice President(17)
    Chief Executive Officer(18)                     1997     97,125(5)           5,000          0              0

H.G. Whittington                                    1998    148,955(6)          20,000          0              0
    Executive Vice President and                    1997     50,468(7)               0          0              0
    National Medical  Director(17)

Joni Cummings                                       1998    100,025                  0     18,412(8)           0
    Executive Vice President, Business              1997     76,949                  0     24,308(8)           0
    Development(17)                                 1996     18,735                  0      6,154(8)           0

Richard Powers                                      1998    124,661(9)          30,149          0        413,627
    Executive Vice President,  Sales and            1997    128,185             87,000     49,805(10)      5,812
    Marketing(18)                                   1996     95,622                  0    133,001(10)     15,449

Stuart Ghertner                                     1998     58,455(11)         13,333     17,500(14)          0
    Chief Operating Officer(17)                     1997    158,958(12)(13)     21,667     27,500(14)          0

Robert J. Landis                                    1998      0(16)                  0          0              0
    Executive Vice President-Chief Financial
    Officer and Treasurer(17)(18)

                                                           LONG-TERM COMPENSATION
                                                           ----------------------
                                                           SECURITIES   LONG-TERM
                                                           UNDERLYING   INCENTIVE   ALL OTHER
                                                   FISCAL OPTIONS/SARS   PAYOUTS  COMPENSATION
                                                    YEAR      (#)          ($)        ($)
Chriss W. Street                                    1998     120,000          0     76,998(3)
    Chairman of the Board of Directors,(17)(18)     1997      25,000          0    229,508(4)
    Chief Executive Officer(17) and                 1996     100,000          0      1,495(15)
    President(17)(18)

Mary Jane Johnson                                   1998      37,000          0      1,012(15)
    Executive Vice President(17)
    Chief Executive Officer(18)                     1997       3,000          0        331(15)

H.G. Whittington                                    1998      19,000          0          0
    Executive Vice President and                    1997       1,000          0          0
    National Medical  Director(17)

Joni Cummings                                       1998      17,000          0          0
    Executive Vice President, Business              1997       3,000          0          0
    Development(17)                                 1996           0          0          0

Richard Powers                                      1998           0          0      1,125(15)
    Executive Vice President,  Sales and            1997      30,000          0        860(15)
    Marketing(18)                                   1996           0          0          0

Stuart Ghertner                                     1998           0          0          0
    Chief Operating Officer(17)                     1997     125,000          0          0

Robert J. Landis                                    1998           0          0          0
    Executive Vice President-Chief Financial
    Officer and Treasurer(17)(18)

----------

(1) Represents a car allowance paid by the Company and in accordance with Mr. Street's employment agreement.

(2) In September 1995, the Board of Directors granted and issued to its President and Chief Executive Officer 100,000 Restricted Shares of its Common Stock, $0.01 par value. The Restricted Shares are subject to vesting at the rate of 5,000 Restricted Shares per fiscal year over a 20-year period. The vesting of the restricted shares is subject to acceleration upon the occurrence of certain events of acceleration as described below. As of May 31, 1997, 47,000 Restricted Shares were vested and 53,000 were unvested, with the holder having sole voting power. On December 16, 1997, the Company, with the consent of Chriss W. Street, terminated a grant of the remaining unvested shares originally granted in September 1995. Coincident with this transaction, the Company implemented a new program to grant Mr. Street 120,000 options of common stock at a price of $6.6875. These options are fully vested, non-incentive stock options, exercisable on and after June 17, 1998 and through December 19, 2002, regardless of whether Mr. Street's employment with the Company continues through that date.

(3) Represents $75,873 of a one-time bonus for taxes payable due to the acceleration of Restricted Shares and $1,125 in amounts contributed to Mr. Street's 401(k) Plan Account.

(4) Represents $227,589 of a one-time bonus for taxes payable due to the acceleration of Restricted Shares and $1,919 in amounts contributed to Mr. Street's 401(k) Plan Account.

(5) Between August 1, 1996, and January 25, 1997, Ms. Johnson served as an independent consultant to the Company for which she received an aggregate compensation of $53,000.

(6) Dr. Whittington ceased to be an executive officer of the company on August 15, 1998.

(7) Dr. Whittington was employed on January 13, 1997. Accordingly, amounts shown for Dr. Whittington only reflect compensation that he earned from his date of hire through the end of fiscal 1997.

(8)      Represents commissions paid to Ms. Cummings.

(9) Mr. Powers ceased being an executive officer of the company on February 28, 1998.

(10)     Represents commissions paid to Mr. Powers.

(11) Dr. Ghertner ceased being an executive officer of the Company on September 12, 1997.


(12) Dr. Ghertner was employed by the Company on January 1, 1997. Accordingly, amounts shown for Dr. Ghertner only reflect compensation that he earned from his date of hire through the end of fiscal 1997.

(13) Between August 6, 1996 through December 31, 1996, Dr. Ghertner served as an independent consultant to the Company for which he received an aggregate compensation of $93,000.

(14) Represents compensation expense related to the vesting of options which were not performance related.

(15) Represents amounts contributed by the Company to the indicated person's 401(k) Plan Account.

(16) Mr. Landis was employed by the Company on July 2, 1998. His compensation includes a base salary of $150,000 per annum plus a bonus that is performance related. The Company has granted options to purchase 87,500 shares of common stock, which become 100% vested on January 2, 1999 and expire on July 2, 2008. An employment agreement is expected to be executed during fiscal 1999.

(17)     Comprehensive Care Corporation.

(18)     Comprehensive Behavioral Care, Inc., Principal Subsidiary of the
         Company.


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

Indemnification Agreement

         In connection with the Company's indemnification program for executive officers and directors, Messrs. Street, Whittington, Landis, Boucher, Feigenbaum, McCarthy, and Pantuliano, Ms. Cummings and Johnson, as well as four former directors and five former executive officers, are entitled to indemnification.

         The Company considers it desirable to provide each Indemnitee with specified assurances that the Company can and will honor the Company's obligations under the Indemnification Agreements, including a policy of insurance to provide for directors and officers liability coverage.


Executive Termination Agreements

         For information related to the termination benefits for Mr. Street, see the description of the amended and restated Employment Agreement and Restricted Shares with Mr. Street under "Contracts with Executives."

                     TABLE II - OPTIONS HELD AT MAY 31, 1998

         The following tables present information regarding the number of unexercised options held by the Company's named executives at May 31, 1998. Two of the Company's named executives exercised options for 59,800 shares of the Company's Common Stock in fiscal 1998. No stock appreciation rights were granted or held by such persons during fiscal 1998.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                                  % OF TOTAL
                                                    OPTIONS                                              GRANT
                                                   EMPLOYEES          EXERCISE                           DATE
                                     OPTIONS       IN FISCAL         PRICE PER         EXPIRATION        FAIR
         NAME                        GRANTED         YEAR              SHARE              DATE           VALUE
         ----                        -------      ----------         ----------        ----------        ------
         Chriss W. Street            120,000           24%            $ 6.688          12/08/07          $ 2.68
         Mary Jane Johnson            37,000            7%            $10.875          09/06/07          $ 5.06
         H.G. Whittington             19,000            4%            $ 8.000          01/23/08          $ 3.72
         Joni Cummings                17,000            3%            $ 8.000          01/23/08          $ 3.72
         Richard Powers                   --           --                  --                --              --

         The fair value as of the date of grant, calculated using the Black-Scholes method is based on assumptions about future interest rates, stock price volatility and dividend yield. There is no assurance that these assumptions will prove to be true in the future. The actual value, if any, that may be realized by each individual will depend upon the market price of the common stock on the date of exercise.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                   AND AGGREGATED FISCAL YEAR-END OPTION VALUE

                                                                                                  VALUE OF
                                                                            NUMBER OF             UNEXERCISED
                                                                           UNEXERCISED            IN-THE-MONEY
                                                                            OPTIONS AT             OPTIONS AT
                                      SHARES                             FISCAL YEAR-END(1)    FISCAL YEAR-END(2)
                                   ACQUIRED ON           VALUE            EXERCISABLE/           EXERCISABLE/
         NAME                       EXERCISE (#)      REALIZED ($)        UNEXERCISABLE        UNEXERCISABLE ($)
         ----                      -------------      ------------       ---------------      ------------------
         Chriss W. Street(3)           39,500           534,719          125,000/120,000       257,375/412,500
         Mary Jane Johnson                 --                --             3,000/37,000                   0/0
         H.G. Whittington                  --                --             1,000/19,000              0/40,375
         Joni Cummings                     --                --             3,000/17,000              0/36,125
         Richard Powers                20,300            54,594                      0/0                   0/0


(1) The numbers of options granted prior to October 21, 1994, have been adjusted for the ten-for-one reverse stock split which was effective October 21, 1994.

(2) Calculated on the basis of the closing sale price per share for the Company's Common Stock on the New York Stock Exchange of $10.125 on May 31, 1998. Value was calculated on the basis of the difference between the option exercise price and $10.125 multiplied by the number of shares of Common Stock underlying the respective options.

(3) Exercisable options include options for 40,000, 25,000, 20,000, 20,000 and 20,000 shares granted in the Company's 1988 Incentive Stock Option and Non-statutory Plans at $6.25, $7.875, $8.00, $10.00 and $12.00 per
         share, respectively. Unexercisable options represent the 120,000 options granted during fiscal 1998 (see Note 18--"Preferred Stock, Common Stock, and Stock Option Plans").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information concerning the beneficial ownership of Common Stock by the directors of the Company, the executive officers named in the Summary Compensation Table included elsewhere herein and all directors and executive officers as a group. Such information is given as of July 31, 1998. According to rules adopted by the Securities and Exchange Commission, a person is the "beneficial owner" of securities if he or she has, or shares, the power to vote them or to direct their investment. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned. An asterisk in the % of Class column indicates beneficial ownership of less than 1% of the outstanding Common Stock.

             NAME OF                                    AMOUNT AND NATURE OF               PERCENT
         BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP               OF CLASS
         ----------------------                         --------------------               --------
         Lindner Growth Fund(1)                               649,620                       18.9%
         Chriss W. Street(2)                                  305,760                        8.9%
         Mary Jane Johnson(3)                                  21,500                         *
         William H. Boucher(3)                                 20,000                         *
         J. Marvin Feigenbaum(3)                               19,166                         *
         Joni Cummings(3)                                       3,000                         *
         A. Richard Pantuliano(3)                               2,500                         *
         John A. McCarthy, Jr.(3)                               2,500                         *
         H.G. Whittington(3)(4)                                 1,000                         *
         Robert J. Landis(5)                                        0                         *

         All executive officers and directors                 375,426                       10.9%
           As a group (9 persons)

----------

(1) The mailing address of Lindner Funds is c/o Ryback Management Corporation, 7711 Carondelet Avenue, Suite 700, St. Louis, Missouri 63105. Includes approximately 343,820 shares as the result of the conversion of 41,260 shares of Preferred Stock and 250,000 shares sold under an Amended common Stock Purchase Agreement dated June 29, 1995. The shares and convertible debt, as described in its Amendment Number 4 of Schedule 13G dated January 23, 1998, are held in the Lindner Growth Fund.

(2) Includes 11,260 shares held directly and 245,000 shares subject to options that are presently exercisable or exercisable within 60 days. Also includes 49,500 vested shares under a Restricted Stock Agreement over which the holder has the sole voting power.

(3) Includes shares subject to options that are presently exercisable or exercisable within 60 days.

(4) On August 15, 1998, Dr. Whittington resigned from the Company as an officer and from all positions. Inclusion of Dr. Whittington on this table is only by reason of inclusion in the Summary Compensation Table.

(5) Mr. Landis was appointed Executive Vice President, Chief Financial Officer and Treasurer of the Company on July 2, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation Committee Interlocks and Intersider Participation's

         During fiscal 1998, recommendations and administrative decisions regarding the compensation of the Company's executives were made by the Compensation Committee of the Board of Directors, which is currently comprised entirely of persons who are not officers or employees of the Company. Mr. Nicol, who served as a director of the Company and a member of the Compensation Committee during fiscal 1998, served as President of the Company from October 1989 until August 1990 and as an Executive Vice President of the Company and in other senior management positions from 1973 through June 1989.

         Mr. Street is a director of the Company and serves on the stock option committee of the board of directors of Nu-Tech Bio-Med, Inc. Mr. Feigenbaum, the Company's Vice-Chairman and the Chairman of the Compensation Committee, is also the Chairman of Nu-Tech Bio-Med, Inc.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1. Financial Statements
            Included in Part II of this report:
              Report of Independent Certified Public Accountants
              Consolidated Balance Sheets, May 31, 1998 and 1997
              Consolidated Statements of Operations, Years Ended May 31, 1998, 1997 and 1996
              Consolidated Statements of Stockholders' Deficit, Years
              Ended May 31, 1998, 1997 and 1996
              Consolidated Statements of Cash Flows, Years Ended May 31, 1998, 1997 and 1996
              Notes to Consolidated Financial Statements

          2. Financial Statement Schedules

              None.

    Other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

          3. Exhibits

          Number                  Description and Reference
          ------                  -------------------------
           3.1    Restated Certificate of Incorporation as amended.(7)
           3.2    Restated Bylaws as amended November 14, 1994.(7)
           3.3    Certificate of Designation of Preferences and Rights of Series A Non-Voting 4% Cumulative Convertible Preferred
                  Stock.(10)
           4.1    Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to     Convertible
                  Subordinated Debentures.(1)
           4.2    Rights Agreement dated as of April 19, 1988 between the Company and Security Pacific National Bank.(2)
           4.3    Rights Agreement between the Registrant and Continental Stock Transfer & Trust Company dated April 19, 1988 restated and amended October 21, 1994.(6)
           4.4    Form of Common Stock Certificate.(11)
          10.1    Form of Stock Option Agreement.*(3)
          10.2    Form of Indemnity Agreement as amended March 24, 1994.*(5)
          10.3    The Company's Employee Savings Plan as amended and restated as of June 30, 1993.*(4)
          10.4    1988 Incentive Stock Option and 1988 Non-statutory Stock Option Plans, as amended.*(6)
          10.5    Employment Agreement dated January 1, 1995 between the Company and Chriss W. Street.*(6)
          10.6    Directors and Officers Trust dated February 27, 1995 between the Company and Mark Twain Bank.*(7)
          10.7    Comprehensive Care Corporation 1995 Incentive Plan.*(9)
          10.8    Amended and Restated Non-Employee Director's Stock Option Plan.*(8)
          10.9    Restricted Stock Grant between Chriss W. Street and the Company dated November 9, 1995.*(9)
          10.10   Series A Non-Voting 4% Cumulative Convertible Preferred Stock Exchange Agreement.*(10)
          10.11   Letter Agreement dated April 4, 1997 between the Company and Chriss W. Street.*(12)
          11      Computation of  Income (Loss) Per Share (filed herewith).
          21      List of the Company's subsidiaries (filed herewith).
          23      Consent of Ernst & Young LLP (filed herewith).
          27      Financial Data Schedule (for SEC use only).

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

(b)      Reports on Form 8-K.

         There were no 8-K filings in the fourth quarter of fiscal year 1998.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 27, 1998.


                         COMPREHENSIVE CARE CORPORATION

                           By /s/  CHRISS W. STREET
                             ----------------------------
                                  Chriss W. Street
                            (Principal Executive Officer)


                           By /s/  Robert J. Landis
                             -----------------------------
                                   Robert J. Landis
                            (Executive Vice President, Chief Financial
                             Officer and Treasurer)


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

Signature                                   Title                                        Date
---------                                   -----                                        ----
                                            Chairman, President and
                                            Chief Executive Officer
/s/ CHRISS W. STREET                        (Principal Executive Officer)           August 27, 1998
----------------------------------
Chriss W. Street
                                            Executive Vice President,
                                            Chief Financial Officer and Treasurer
                                            (Principal Financial and
/s/ ROBERT J. LANDIS                        Accounting Officer)                     August 27, 1998
----------------------------------
Robert J. Landis



/s/ J. MARVIN FEIGENBAUM                    Vice Chairman                           August 27, 1998
----------------------------------
J. Marvin Feigenbaum



/s/ WILLIAM H. BOUCHER                      Director                                August 27, 1998
----------------------------------
William H. Boucher



/s/ JOHN A. McCARTHY, JR.                   Director                                August 27, 1998
----------------------------------
John A. McCarthy, Jr.


/s/ A. RICHARD PANTULIANO                   Director                                August 27, 1998
----------------------------------
A. Richard Pantuliano

                         COMPREHENSIVE CARE CORPORATION

                                  EXHIBIT INDEX

                         FISCAL YEAR ENDED MAY 31, 1998


                                                                                                      SEQUENTIALLY
EXHIBIT                                                                                                 NUMBERED
NUMBER          DESCRIPTION                                                                               PAGE
-------         -----------                                                                           ------------
 11             Computation of Income (Loss) Per Share (filed herewith)..............................      61

 21             List of the Company's subsidiaries (filed herewith)..................................      62

 23             Consent of Ernst & Young LLP (filed herewith)........................................      63

 27             Financial Data Schedules (filed herewith)............................................      64