Form 10-Q
period 1998-08-31
COMPREHENSIVE CARE CORP
filed 1998-10-09
CIK 22872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended August 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                to              .
                                        --------------    -------------

         Commission File Number 0-5751
                                ------



                         COMPREHENSIVE CARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     95-2594724
 ---------------------------------             ---------------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
 of incorporation or organization)



              4200 WEST CYPRESS STREET, SUITE 300, TAMPA, FL 33607
             -----------------------------------------------------
             (Address of principal executive offices and zip code)


                                 (813) 876-5036
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes [X]  No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:



                Classes                          Outstanding at October 6, 1998
--------------------------------------           ------------------------------
Common Stock, par value $.01 per share                     3,473,983

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                     INDEX

                                                                                                              PAGE
PART I - FINANCIAL INFORMATION


         ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                   Consolidated Balance Sheets,
                           August 31, 1998 and May 31, 1998..................................................     3

                   Consolidated Statements of Operations for
                           the Three Months ended August 31, 1998 and 1997...................................     4

                   Consolidated Statements of Cash Flows for
                           the Three Months ended August 31, 1998 and 1997...................................     5

                   Notes to Consolidated Financial Statements................................................  6-12


         ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS..................................................................... 13-17


PART II - OTHER INFORMATION

         ITEM 1 -- LEGAL PROCEEDINGS.........................................................................    18

         ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K..........................................................    19


         SIGNATURES..........................................................................................    20


PART I. - FINANCIAL INFORMATION



ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                           AUGUST 31,      MAY 31,
                                                                                              1998          1998
                                                                                           ----------      -------
                                                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................           $  5,236        $  6,016
     Accounts receivable, net...................................................              3,394           3,600
     Accounts receivable - pharmacy and laboratory costs .......................              7,083           5,655
     Other receivable...........................................................              2,415           2,415
     Other current assets.......................................................                391             235
                                                                                           --------        --------
TOTAL CURRENT ASSETS............................................................             18,519          17,921
                                                                                           --------        --------

Property and equipment..........................................................             11,723          11,416
Less accumulated depreciation and amortization..................................             (4,599)         (4,373)
                                                                                           --------        --------
Net property and equipment......................................................              7,124           7,043
                                                                                           --------        --------

Property and equipment held for sale............................................              1,910           1,910
Notes receivable................................................................                 94              94
Goodwill, net...................................................................              1,169           1,187
Restricted cash.................................................................              1,862           1,848
Other assets....................................................................                408             402
                                                                                           --------        --------

TOTAL ASSETS....................................................................           $ 31,086        $ 30,405
                                                                                           ========        ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities...................................           $  5,541        $  5,789
     Accrued claims payable.....................................................              3,926           4,846
     Accrued pharmacy and laboratory costs payable..............................              6,953           5,655
     Current maturities of long-term debt.......................................                  2               2
     Unbenefitted tax refunds received..........................................             12,092          12,092
     Income taxes payable.......................................................                274             306
                                                                                           --------        --------
TOTAL CURRENT LIABILITIES.......................................................             28,788          28,690
                                                                                           --------        --------

LONG-TERM LIABILITIES:
     Long-term debt, excluding current maturities...............................              2,256           2,704
     Other liabilities..........................................................                286             297
                                                                                           --------        --------
TOTAL LONG-TERM LIABILITIES.....................................................              2,542           3,001
                                                                                           --------        --------
TOTAL LIABILITIES...............................................................             31,330          31,691
                                                                                           --------        --------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $50.00 par value; authorized 60,000 shares; issued and outstanding 41,260 shares of Series A Non-Voting 4% Cumulative
     Convertible Preferred Stock at redemption value............................              2,197           2,176
     Common stock $.01 par value; authorized 12,500,000 shares; issued
     and outstanding 3,472,983 and 3,415,402 shares.............................                 35              34
     Additional paid-in-capital.................................................             49,663          49,201
     Accumulated deficit........................................................            (52,139)        (52,697)
                                                                                           --------        --------
TOTAL STOCKHOLDERS' DEFICIT.....................................................               (244)         (1,286)
                                                                                           --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.....................................           $ 31,086        $ 30,405
                                                                                           ========        ========




                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                                                           THREE MONTHS ENDED
                                                                                               AUGUST 31,
                                                                                            1998         1997
                                                                                            ----         ----

OPERATING REVENUES..............................................................          $11,398      $10,888

COSTS AND EXPENSES:
Direct healthcare operating expenses............................................            8,766       10,455
General and administrative expenses.............................................            1,686        1,064
Provision for doubtful accounts.................................................              254          175
Depreciation and amortization...................................................              243          189
                                                                                          -------      -------
                                                                                           10,949       11,883

INCOME (LOSS) FROM OPERATIONS...................................................              449         (995)

OTHER INCOME (EXPENSE)
Gain on sale of assets..........................................................               --          157
Loss on sale of assets..........................................................               --           (8)
Interest income.................................................................               71          113
Interest expense................................................................              (46)         (63)
                                                                                          -------      -------

INCOME (LOSS) BEFORE INCOME TAXES...............................................              474         (796)
                                                                                          -------      -------

Income tax expense .............................................................              (15)         (18)
                                                                                          -------      -------

Income (loss) before extraordinary gain.........................................              459         (814)
Extraordinary gain, net of taxes of $0..........................................              120           --
                                                                                          -------      -------
NET INCOME (LOSS)...............................................................          $   579      $  (814)
                                                                                          -------      -------

Dividends on convertible preferred stock........................................              (21)         (21)
                                                                                          -------      -------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS...........................          $   558      $  (835)
                                                                                          =======      =======

BASIC EARNINGS PER SHARE
Income (loss) before extraordinary item.........................................          $  0.13      $ (0.25)
Extraordinary item..............................................................             0.03           --
                                                                                          -------      -------
Net income (loss)...............................................................          $  0.16      $ (0.25)
                                                                                          =======      =======

DILUTED EARNINGS PER SHARE
Income (loss) before extraordinary item.........................................          $  0.12      $ (0.25)
Extraordinary item..............................................................             0.03           --
                                                                                          -------      -------
Net income (loss)...............................................................          $  0.15      $ (0.25)
                                                                                          =======      =======

                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                            THREE MONTHS ENDED
                                                                                                AUGUST 31,
                                                                                             1998         1997
                                                                                             ----         ----
                                                                                          (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..........................................................          $   579      $  (814)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING
     ACTIVITIES:
     Depreciation and amortization..............................................              243          189
     Provision for doubtful accounts............................................              254          175
     Extraordinary gain on debenture conversion.................................             (120)          --
     Gain on sale of assets.....................................................               --         (157)
     Loss on sale of assets.....................................................               --            8

CHANGES IN ASSETS AND LIABILITIES:
     Accounts receivable........................................................              (48)         198
     Accounts receivable - pharmacy and laboratory costs........................           (1,428)          --
     Notes and other receivables................................................               --           15
     Other current assets, restricted funds, and other non-current assets.......             (186)      (1,176)
     Accounts payable and accrued liabilities...................................             (327)        (326)
     Accrued claims payable.....................................................           (1,010)         142
     Accrued pharmacy and laboratory costs payable..............................            1,298           --
     Income taxes payable.......................................................              (32)           1
     Other liabilities..........................................................              146          356
                                                                                          -------      -------
         NET CASH USED IN OPERATING ACTIVITIES..................................             (631)      (1,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of property and equipment
         (operating and held for sale)..........................................               --        2,954
     Additions to property and equipment........................................             (307)        (690)
                                                                                          -------      -------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES....................             (307)       2,264
                                                                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Bank and other borrowings..................................................               --           16
     Proceeds from the issuance of Common Stock.................................              158           --
     Repayment of debt..........................................................               --          (66)
                                                                                          -------       ------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES....................              158          (50)
                                                                                          -------       ------

Net increase (decrease) in cash and cash equivalents............................             (780)         825

Cash and cash equivalents at beginning of period................................            6,016        3,991
                                                                                          -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................          $ 5,236      $ 4,816
                                                                                          =======      =======



                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

          The consolidated balance sheet as of August 31, 1998, and the related consolidated statements of operations and cash flows for the three months ended August 31, 1998 and 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended August 31, 1998 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

          The consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The Balance Sheet at May 31, 1998 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to consolidated financial statements included in Form 10-K for the year ended May 31, 1998 on file with the Securities and Exchange commission provide additional disclosures and a further description of accounting policies.

          The Company's financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties described in Note 2 -- "Liquidity and Capital Resources".

          The accrued claims payable liability represents the estimated ultimate net cost for all behavioral healthcare services provided through August 31, 1998. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known with adjustments included in current operations.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


NOTE 2 -- LIQUIDITY AND CAPITAL RESOURCES

          At August 31, 1998, the Company had cash and cash equivalents of $5.2 million. During the quarter ended August 31, 1998, the Company used $0.6 million in its operating activities, used $0.3 million in its investing activities, and provided $0.2 million from its financing activities. The Company reported net income of $0.6 million for the quarter ended August 31, 1998, versus a net loss of $0.8 million for the quarter ended August 31, 1997, an improvement of $1.4 million. The Company has an accumulated deficit of $52.1 million and total stockholders' deficit of $0.2 million as of August 31, 1998. Additionally, the Company's current assets at August 31, 1998 amounted to approximately $18.5 million and current liabilities were approximately $28.8 million, resulting in a working capital deficiency of approximately $10.3 million and a current ratio of 1:1.6. The Company's primary use of available cash resources is to expand its behavioral managed care business and fund operations.

          Management intends to continue the expansion of its managed care business. Expansion will require competing with managed care companies that have more available resources. In order to compete effectively, demands on the Company's cash resources may increase significantly. There can be no assurance that the Company will retain all of its existing contracts, which generate cash flow from operations. Other cash requirements during fiscal year 1999 may include the following:

          1. The Company intends to rapidly accelerate its efforts to become Year 2000 compliant and the cost of doing so has not yet been determined, but such costs could be material to the financial position of the Company.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          2. The Company recently received the examination report from the Internal Revenue Service. While the Company intends to vigorously contest the results of that audit, no assurance can be provided as to the amount and timing of the ultimate outcome (see Note 7 -- "Commitments and Contingencies").

          3. As described in Note 7 -- "Commitments and Contingencies" the Company expects to repay $1.0 million to the California Medicaid program during fiscal year 1999.

          The Company's available sources of cash during fiscal year 1999 will be derived from operations and the potential sale of the closed psychiatric hospital, designated as held for sale with a reported carrying value of $1.9 million and other assets such as the operating hospital for which the Company recently received a Letter of Intent to Purchase for $5.1 million. There can be no assurance that the sale will occur and, if it does occur, that sufficient funds will be derived in an amount or at a point in time that will allow the Company to meet its obligations.

          The Company cannot state with any degree of certainty, at this time, whether additional equity or debt financing will be available to it, and if available, would be available on terms and conditions acceptable to the Company. Any potential sources of additional financing are subject to business and economic conditions outside the Company's control. There can be no assurance during fiscal year 1999 that, if required to do so, the Company will be able to complete the transactions necessary to eliminate the working capital deficit.

          These conditions may raise doubt about the Company's ability to continue as a going concern. The accompanying Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 -- PHARMACY AND LABORATORY COSTS

          In April 1997, the Company entered into an agreement with PCA Health Plans of Puerto Rico, Inc., a subsidiary of Humana, Inc. ("PCA"), which accounted for 29% and 13% of the Company's operating revenue for the quarters ended August 31, 1998 and 1997, respectively. PCA has entered into a health insurance contract with the Puerto Rico Health Insurance Administration ("PRHIA"), a public instrumentality of the Commonwealth of Puerto Rico, to provide medical and healthcare services to indigent patients in two rural regions of Puerto Rico. The services are provided through a network of providers who are located throughout the two regions. PCA has subcontracted with the Company to provide all mental health, substance abuse, and other professional services or supplies necessary to identify, treat, or avoid behavioral health illness or injury to all persons covered under its agreement with PRHIA.

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

          Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company has reported the contract at a 100% loss ratio as of May 31, 1998 and a 91% loss ratio for the three months ended August 31, 1998, pending resolution and clarification of the actual costs incurred which are not expected to exceed 100% of revenue as of May 31, 1998 and 91% of revenue for the three months ended August 31, 1998. For the quarter ended August 31, 1998, the Company reported $1.4 million as revenue and 1.3 million as claims expense in the accompanying financial statements. Additionally, the Company has reported $7.1 million to date as the total unsettled amount as a component of current assets, with $7.0 million included in current liabilities, in the accompanying Balance Sheet as of August 31, 1998.

NOTE 4 -- INCOME TAXES

          The Company's provision for income taxes for the quarters ended August 31, 1998 and 1997 differ from the statutory rate of 34% due primarily to the Company's utilization of tax return net operating loss carryforwards.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 5 -- LONG-TERM DEBT - DEBENTURE EXCHANGE

          In April 1985, the Company issued $46.0 million in 7 1/2% Convertible Subordinated Debentures (the "Debentures"). These Debentures require that the Company make semi-annual interest payments in April and October at an interest rate of 7 1/2% per annum.

          On December 30, 1996, the Company completed a debenture exchange offer with its debentureholders. An aggregate of $6.8 million of principal amount of debentures, representing 72% of the issued and outstanding Debentures, was tendered for exchange to the Company pursuant to the terms of the Exchange Offer and a total of 164,304 shares of Common Stock were issued by the Company.

          On July 24, 1998, the Company completed a debenture exchange offer with its debentureholders. An aggregate of $0.4 million of principal amount of Debentures, representing approximately 17% of the issued and outstanding Debentures, were tendered for exchange to the Company pursuant to the terms of the exchange offer and a total of 33,185 shares of Common Stock were issued by the Company. The resulting gain on the Debenture Exchange was $0.1 million after related costs and expenses were recorded as an extraordinary gain in the accompanying Consolidated Statements of Operations. The remaining amount of $0.3 million was recorded as additional paid-in-capital.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 6 -- EARNINGS PER SHARE

          The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share:

                                                                                           THREE MONTHS ENDED
                                                                                                AUGUST 31,
                                                                                            1998         1997
                                                                                            ----         ----
                                                                                 (Amounts in thousands except per share data)
Numerator:
     Income (loss) before extraordinary item....................................          $   459      $  (814)
     Less preferred stock dividends.............................................              (21)         (21)
                                                                                          -------      -------
     Income (loss) available to common stockholders before
         extraordinary item.....................................................              438         (835)
     Extraordinary item.........................................................              120           --
                                                                                          -------      -------
     Net income (loss) available to common stockholders.........................              558         (835)

Effect of dilutive securities:
     Preferred stock dividends..................................................               21           --
                                                                                          -------      -------
     Numerator for diluted earnings (loss) per share available
         to common stockholders after assumed conversions.......................          $   579      $  (835)
                                                                                          =======      =======

Denominator:
     Denominator for basic earnings (loss) per share - weighted
         average shares.........................................................            3,444        3,371
     Effect of dilutive securities:
         Convertible preferred stock............................................              344           --
                                                                                          -------      -------
         Denominator for diluted earnings (loss) per share - adjusted
         weighted-average shares and assumed conversions........................            3,788        3,371
                                                                                          =======      =======

BASIC EARNINGS PER SHARE
Income (loss) before extraordinary item.........................................          $  0.13      $ (0.25)
Extraordinary item..............................................................             0.03           --
                                                                                          -------      -------
Net income (loss)...............................................................          $  0.16      $ (0.25)
                                                                                          =======      =======

DILUTED EARNINGS PER SHARE
Income (loss) before extraordinary item.........................................          $  0.12      $ (0.25)
Extraordinary item..............................................................             0.03           --
                                                                                          -------      -------
Net income (loss)...............................................................          $  0.15      $ (0.25)
                                                                                          =======      =======


          The following number of potentially convertible shares of common stock related to convertible preferred stock, convertible debentures, and stock options are as follows at August 31, 1998:

     For conversion of convertible preferred stock..............................          343,833
     For conversion of convertible debentures...................................            9,044
     Outstanding stock options..................................................          744,715
     Possible future issuance under stock options plans.........................          276,094
                                                                                        ---------
         Total..................................................................        1,373,686
                                                                                        =========

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 7 -- COMMITMENTS AND CONTINGENCIES


(1) On September 22, 1998, the Company commenced an action against HIP of New Jersey ("HIP"). This action, commenced in the United States District Court for the District of New Jersey, asserts several causes of action; the principal one of which is for breach of contract in which compensatory damages of $1.1 million is sought for the failure of HIP to pay certain cost savings and other monies due to Comprehensive Behavioral Care, Inc. pursuant to a written agreement. The Company believes that it has a good and meritorious claim against HIP.

(2) In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed for a tentative refund to carry back losses described in Section 172(f) of the Internal Revenue Code ("IRC"), requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

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

          On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.0 million through August 31, 1998. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million. This report commences the administrative appeals process. The Company intends to protest the examination report and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court.

(3) The Company is currently involved in an action in California Superior Court contesting certain aspects of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involves the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". It is anticipated that a final determination on the Superior Court action will be obtained in late 1998 or early 1999. The Company currently has $1.0 million accrued to settle this claim.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(4) On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. The action is only in its formative stages. The Company has denied its liability and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

(5) On September 6, 1996, the Company instituted an arbitration against the Sellers of HMS with the American Arbitration Association in Orange County, California seeking, among other things, reimbursement from the Sellers for damages which the Company sustained by reason of the inaccuracies of the representations and warranties made by the Sellers and for the indemnification from each of the Sellers as provided for under the terms of the Stock Purchase Agreement. One seller has settled his case with the Company. The remaining seller has not interposed an answer to the arbitration, and the arbitration is therefore in its formative stages. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(6) The Company entered into a Stock Purchase Agreement on April 30, 1996 to purchase the outstanding stock of HMS. The Stock Purchase Agreement was subject to certain escrow provisions and other contingencies that were not completed until July 25, 1996. In conjunction with this transaction, HMS initiated an arbitration against The Emerald Health Network, Inc. ("Emerald") claiming breach of contract and seeking damages and other relief. In August 1996, Emerald, in turn, initiated action in the U.S. District Court for the Northern District of Ohio, Eastern Division, (Case No. 1:96 CV 1759), against the Company claiming, among other things, interference with the contract between Emerald and HMS and seeking unspecified damages and other relief. The Company filed counterclaims against Emerald for deceptive trade practices, defamation, tortuous interference with business relationships, and unfair competition. A confidential settlement has been reached between Emerald and the Company. The Company believes that it has claims arising from this transaction against the accountants and legal counsel of HMS as well as HMS's lending bank. On October 1, 1996, the Company filed a claim of malpractice against the legal counsel of HMS. These claims are presently being investigated and have not as yet been quantified. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(7) In October 1994, the NYSE notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to Common Stock and three-year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor the Company's progress toward returning to original listing standards and has so indicated in approving the Company's most recent Listing Application on December 30, 1996. No assurance may be given that additional equity may be obtained on terms favorable to the Company.

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

IMPACT OF YEAR 2000 COMPUTER ISSUES

          The Company is currently in the early phases of assessing its ability to make its information systems Year 2000 compliant. The Year 2000 problem exists because many computer programs are unable to distinguish between the year 1900 and the Year 2000. Any failure to have corrected a Year 2000 problem could result in an interruption in certain normal business activities or operations.

          The Company has not developed any contingency plan should it be unable to become compliant in a timely manner and there can be no assurance that the Company will become Year 2000 compliant. While management intends to do so, no assessment has been made of the Company's third party vendors and customers. As a result, the Company is unable to state with any certainty the costs of becoming compliant. However, such costs are not

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

expected to exceed $1.0 million, of which the Company has expended approximately $0.5 million. The absolute costs cannot be estimated at this time.

          The preliminary assessment indicates that, while the Company has initially converted one of its five regions to a new, Year 2000 compliant claims system, the remaining four regions will also require that they be converted to the new claims system. The Company has a planned implementation schedule that calls for completion of the conversion process by mid-1999.

          The Company has not addressed the potential impact of Year 2000 on its non-essential information systems, its other equipment that may be affected by Year 2000, or the impact of transacting business with their parties who do not have Year 2000 compliant systems.

          Should the Company be unable to become Year 2000 compliant, the Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition.

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

          Currently, management cannot quantify the potential effects of additional regulation of the managed care industry, but such costs could have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts. Management believes that the Company is currently in material compliance with the laws and regulations of the jurisdictions in which it operates.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors - Important Factor Related to Forward-Looking Statements and Associated Risks" (page 16).

GENERAL

          In response to continuing changes in the behavioral healthcare industry, the Company has made significant changes in its operations including the divestiture of many hospital facilities. The Company can now focus on its network solutions related to managed care and behavioral medicine contract management operations. During fiscal 1998 and 1997, managed care operations experienced significant growth through internal development and the expansion into new managed behavioral healthcare markets and products. During the first fiscal quarter of 1999, the Company's operating revenues increased by 4.7% or $0.5 million compared to the quarter ended August 31, 1997. Managed care operations accounted for 85.8%, or $9.8 million of the Company's overall operating revenues for the quarter ended August 31, 1998.


RESULT OF OPERATIONS

THE QUARTER ENDED AUGUST 31, 1998 COMPARED TO THE QUARTER ENDED MAY 31, 1998:

                                          MANAGED                   CONTRACT      CORPORATE
QUARTER ENDED AUGUST 31, 1998              CARE       HOSPITAL     OPERATIONS     OVERHEAD     CONSOLIDATED
-----------------------------             -------     --------     ----------     ---------    ------------
Operating Revenues                       $  9,784      $ 1,282        $ 220        $   112        $ 11,398
                                         --------      -------        -----        -------        --------

Direct Healthcare Operating Expenses        7,398        1,143          221              4           8,766
General and Administrative Expenses           712           10           11            953           1,686
Other Operating Expenses                      217          203           11             66             497
                                         --------      -------        -----        -------        --------
                                            8,327        1,356          243          1,023          10,949
                                         --------      -------        -----        -------        --------
     Operating Income (loss)             $  1,457      $   (74)       $ (23)       $  (911)       $    449
                                         ========      =======        =====        =======        ========



                                          MANAGED                   CONTRACT      CORPORATE
QUARTER ENDED MAY 31, 1998                 CARE       HOSPITAL     OPERATIONS     OVERHEAD     CONSOLIDATED
--------------------------               --------     --------     ----------     ---------    ------------
Operating Revenues                       $ 10,100      $ 1,444        $ 227        $  (141)       $ 11,630
                                         --------      -------        -----        -------        --------

Direct Healthcare Operating Expenses        7,675        1,055          197            (25)          8,902
General and Administrative Expenses           700          145            7            803           1,655
Other Operating Expenses                      122           58           (6)            69             243
                                         --------      -------        -----        -------        --------
                                            8,497        1,258          198            847          10,800
                                         --------      -------        -----        -------        --------
     Operating Income (loss)             $  1,603      $   186        $  29        $  (988)       $    830
                                         ========      =======        =====        =======        ========


          The Company reported operating income of approximately $0.4 million for the quarter ended August 31, 1998 which included expense for a legal settlement of $0.2 million. This is compared to operating income of $0.8 million reported for the quarter ended May 31, 1998, which included $1.3 million of income relating to an adjustment in the estimated claims payable reserve.

          Operating revenues decreased by approximately 2%, or $0.2 million for the quarter ended August 31, 1998 compared to the quarter ended May 31, 1998. The decrease is attributable to a decrease in operating revenues of $0.3 million and $0.2 million for managed care and hospital operations, respectively, offset by an increase of $0.3 million for corporate operations. The decrease in managed care operating revenue is primarily attributable to two contracts that were renegotiated, providing more favorable terms to the Company in connection with the contract benefits provided and the Company's associated risk and, therefore, the Company receives a lower PMPM rate.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

          Direct healthcare operating expenses decreased by $0.1 million for the quarter ended August 31, 1998 as compared to the quarter ended May 31, 1998. The decrease in direct healthcare operating expenses is primarily attributable to the managed care contracts that were renegotiated as described in the preceding paragraph.

          Other operating expenses increased by $0.3 million for the quarter ended August 31, 1998 compared to the quarter ended May 31, 1998. Approximately $0.2 million of the increase in other operating expense is directly attributable to the Aurora Hospital's provision for doubtful accounts. Additionally, the Company recognized approximately $0.1 million in income during the quarter ended May 31, 1998 from collections for accounts that were previously written off following the closure of several psychiatric hospitals. These recoveries were reflected in the operating statement as a reduction in the provision for bad debt.

THE QUARTER ENDED AUGUST 31, 1998 COMPARED TO THE QUARTER ENDED AUGUST 31, 1997:



                                          MANAGED                   CONTRACT      CORPORATE
QUARTER ENDED AUGUST 31, 1998              CARE       HOSPITAL     OPERATIONS     OVERHEAD     CONSOLIDATED
-----------------------------             -------     --------     ----------     ---------    ------------
Operating Revenues                        $ 9,784      $ 1,282        $ 220        $   112        $ 11,398
                                          -------      -------        -----        -------        --------

Direct Healthcare Operating Expenses        7,398        1,143          221              4           8,766
General and Administrative Expenses           712           10           11            953           1,686
Other Operating Expenses                      217          203           11             66             497
                                          -------      -------        -----        -------        --------
                                            8,327        1,356          243          1,023          10,949
                                          -------      -------        -----        -------        --------
     Operating Income (loss)              $ 1,457      $   (74)       $ (23)       $  (911)       $    449
                                          =======      =======        =====        =======        ========




                                          MANAGED                   CONTRACT      CORPORATE
QUARTER ENDED AUGUST 31, 1998              CARE       HOSPITAL     OPERATIONS     OVERHEAD     CONSOLIDATED
-----------------------------             -------     --------     ----------     ---------    ------------
Operating Revenues                        $ 9,088      $ 1,346        $ 410        $    44        $ 10,888
                                          -------      -------        -----        -------        --------

Direct Healthcare Operating Expenses        8,507        1,577          335             36          10,455
General and Administrative Expenses           411           13           (6)           646           1,064
Other Operating Expenses                      111          110           18            125             364
                                          -------      -------        -----        -------        --------
                                            9,029        1,700          347            807          11,883
                                          -------      -------        -----        -------        --------
     Operating Income (loss)              $    59      $  (354)       $  63        $  (763)       $   (995)
                                          =======      =======        =====        =======        ========

          The Company reported operating income of approximately $0.4 million for the quarter ended August 31, 1998, which included expense for a legal settlement of $0.2 million. This is compared to the operating loss of $1.0 million reported for the quarter ended August 31, 1997.

          Operating revenues increased by 4.7%, or $0.5 million, for the quarter ended August 31, 1998 compared to the quarter ended August 31, 1997. This increase is attributable to an increase in managed care operating revenues of $0.7 million which is primarily due to higher PMPM rates that were negotiated for new and existing contracts. The increase in managed care operating revenues was offset by a reduction in net operating revenue of $0.2 million from contract operations.

          Direct healthcare operating expenses decreased by $1.7 million for the quarter ended August 31, 1998 as compared to the quarter ended August 31, 1997. The decrease in direct healthcare operating expenses is primarily attributable to the decrease in direct healthcare operating expenses of the managed care operations and a decline in direct healthcare operating expenses for provider operations. Direct healthcare operating expenses as a percentage of net revenues for managed care operations decreased from 96% for the quarter ended August 31, 1997 to 77% for the quarter ended August 31, 1998. The decrease in direct healthcare operating expense is primarily attributable to the decline in claims expense after implementing the staff model service plan in the Puerto Rico region. This decrease in direct healthcare operating expenses as a percentage of revenues is also attributable to a change in classification of certain operational expenses from the direct healthcare operating expense classification used in the first quarter of fiscal 1997 to the general and administrative expense classification as currently reported.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

          General and administrative expenses increased by 58%, or $0.6 million, for the quarter ended August 31, 1998 as compared to the quarter ended August 31, 1997. This increase is primarily due to the $0.3 million increase in legal expenses for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 which is primarily attributable to one settlement and the related costs of approximately $0.2 million. Approximately $0.2 million of the increase in general and administrative expense can be attributed to the increased costs over the prior year to manage the Company's information systems. The remaining increase of approximately $0.1 million can be attributed to costs incurred related to one proposal for the State of Arizona and one proposal for the State of Texas.

          The Company is taking steps designed to increase revenues primarily through its managed care operations and the continued development of its behavioral managed care business.

IMPACT OF YEAR 2000 COMPUTER ISSUES

          The Company is currently in the early phases of assessing its ability to make its information systems Year 2000 compliant. The Year 2000 problem exists because many computer programs are unable to distinguish between the year 1900 and the Year 2000. Any failure to have corrected a Year 2000 problem could result in an interruption in certain normal business activities or operations.

          The Company has not developed any contingency plan should it be unable to become compliant in a timely manner and there can be no assurance that the Company will become Year 2000 compliant. While management intends to do so, no assessment has been made of the Company's third party vendors and customers. As a result, the Company is unable to state with any certainty the costs of becoming compliant. However, such costs are not expected to exceed $1.0 million, of which the Company has expended approximately $0.5 million. The absolute costs cannot be estimated at this time.

          The preliminary assessment indicates that, while the Company has initially converted one of its five regions to a new, Year 2000 compliant claims system, the remaining four regions will also require that they be converted to the new claims system. The Company has a planned implementation schedule that calls for completion of the conversion process by mid-1999.

          The Company has not addressed the potential impact of Year 2000 on its non-essential information systems, its other equipment that may be affected by Year 2000, or the impact of transacting business with their parties who do not have Year 2000 compliant systems.

          Should the Company be unable to become Year 2000 compliant, the Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Except for historical information, the matters discussed that may be considered forward-looking statements may be subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected, including uncertainties in the market, pricing, competition, procurement efficiencies, uncertainties inherent in the Year 2000 problem, other matters discussed in this quarterly report on Form 10-Q, and other risks detailed from time to time in the Company's SEC reports.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RISK FACTORS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

          This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) disposing of its two remaining psychiatric hospitals on acceptable terms, (ii) expanding the behavioral managed care operations, (iii) effective management in the delivery of services, (iv) risk and utilization in context of capitated payouts, (v) maintaining the listing of the Company's Common Stock on the NYSE,
(vi) securing and retaining certain refunds from the IRS (see Note 7 -- item (2) to the Consolidated Financial Statements "Commitment and Contingencies").

UNCERTAINTY OF FUTURE PROFITABILITY

          As of August 31, 1998, the Company had stockholders' deficit of $0.2 million, a working capital deficiency of approximately $10.3 million and a current ratio of 1:1.6. Net income from operations for the quarter ended August 31, 1998 was $0.4 million. Present results of operations are not necessarily indicative of anticipated future results of operations.

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

          The Company has received tax refunds for fiscal 1996 and 1995 in the amounts of $9.4 million and $5.4 million, respectively. Such refunds are based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have an adverse effect on the Company's cash flows. On August 21, 1998, the Company received an examination report from the IRS, dated August 6, 1998, related to its Section 172(f) carryback claims and amended tax returns for prior years, claiming taxes due totaling approximately $12.4 million for which the Company has accrued $12.1 million as of August 31, 1998. The Company intends to file protest with the IRS and contest the examination report with the appeals office of the Internal Revenue Service in Laguna Niguel, California. In the event that the Company is unsuccessful in the appeal process, the Company is entitled to a repayment of fees advanced to the Company's tax advisor relating to these refund claims, totaling approximately $2.5 million.


DEPENDENCE ON KEY PERSONNEL

          The Company depends and will continue to depend upon the services of its senior management and skilled personnel. In fiscal 1998, the Company relocated certain significant management functions to Tampa, Florida where Comprehensive Behavioral Care, the Company's principal subsidiary, is located.


SHARES ELIGIBLE FOR FUTURE SALE

          The Company has issued or committed to issue approximately 344,000 shares related to the 4% convertible preferred stock, 9,000 shares related to the 7 1/2% convertible subordinated debentures due April 15, 2010, and options or other rights to purchase approximately 1,021,000 shares. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in public or private transactions for use in fulfilling its future capital needs (see "Need for Additional Funds; Uncertainty of Future Funding"). Issuance of additional equity could adversely affect the trading price of the Common Stock.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

NYSE LISTING

          The Company has been below certain original listing criteria of the NYSE since prior to October 1994. The original listing of the Company's Common Stock on the NYSE is subject to continual review and possible delisting upon notices from the Listing and Compliance Committee of the NYSE.


LIMITATIONS ON THE DEDUCTIBILITY OF COMPENSATION UNDER CERTAIN CIRCUMSTANCES

          Pursuant to the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the Company's five highest paid executive officers would not be deductible by the Company for federal income tax purposes to the extent such officers' overall compensation exceeds $1.0 million per executive officer. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1.0 million base. The Board of Directors has determined that no portion of anticipated compensation payable to any executive officer in 1999 would be non-deductible.

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

PART II - OTHER INFORMATION


ITEM 1 -- LEGAL PROCEEDINGS

(1) On September 22, 1998, the Company commenced an action against HIP of New Jersey ("HIP"). This action, commenced in the United States District Court for the District of New Jersey, asserts several causes of action; the principal one of which is for breach of contract in which compensatory damages of $1.1 million is sought for the failure of HIP to pay certain cost savings and other monies due to Comprehensive Behavioral Care, Inc. pursuant to a written agreement. The Company believes that it has a good and meritorious claim against HIP.

(2) In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed for a tentative refund to carry back losses described in Section 172(f) of the IRC, requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

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

          On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million refunds previously received and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.0 million through August 31, 1998. Accordingly, the Company would be entitled to a repayment of the fees advanced to the Company's tax advisor relating to these refund claims of approximately $2.5 million. This report commences the administrative appeals process. The Company intends to protest the examination report and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court.

(3) The Company is currently involved in an action in California Superior Court contesting certain aspects of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involves the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". It is anticipated that a final determination on the Superior Court action will be obtained in late 1998 or early 1999. The Company currently has $1.0 million accrued to settle this claim.

 (4) On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. The action is only in its formative stages. The Company has denied its liability and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

(5) On September 6, 1996, the Company instituted an arbitration against the Sellers of HMS with the American Arbitration Association in Orange County, California seeking, among other things reimbursement from the Sellers for damages which the Company sustained by reason of the inaccuracies of the representations and warranties made by the Sellers and for the indemnification from each of the Sellers as provided for under the terms of the Stock Purchase Agreement. One seller has settled his case with the Company. The remaining seller has not interposed an answer to the arbitration, and the arbitration is therefore in its formative stages. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

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


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

                 27 - Financial Data Schedules (filed herewith).

          (b)    Reports on Form 8-K

                 1. The Company filed a current report on Form 8-K, dated June 9, 1998, to report under Item 5 that the Company approved a temporary conversion price on its 7 1/2% Convertible Subordinated Debentures (the "Debentures"), due April 15, 2010, of $13.50 per share of common stock.

                 2. The Company filed a current report on Form 8-K, dated July 8, 1998, to report under Item 5 that, effective July 6, 1998, the Company appointed Robert J. Landis to the position of Executive Vice President and Chief Financial Officer for the Company.

                 3. The Company filed a current report on Form 8-K, dated July 16, 1998, to report under Item 5 the completion of the Debenture Exchange Offer and the expected final results of such exchange offer.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMPREHENSIVE CARE CORPORATION





October 9, 1998                           by /s/  ROBERT J. LANDIS
                                             ----------------------------------
                                                  Robert J. Landis
                                                  Executive Vice President and
                                                  Chief Financial Officer






October 9, 1998                           by /s/  KEVIN M. CARNAHAN
                                             ----------------------------------
                                                  Kevin M. Carnahan
                                                  Vice President and
                                                  Chief Accounting Officer