Form 10-Q
period 1998-09-30
COMPREHENSIVE CARE CORP
filed 1999-01-12
CIK 22872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended November 30, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________

         Commission File Number 0-5751



                         COMPREHENSIVE CARE CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        95-2594724
------------------------------                ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
 of incorporation or organ-
 ization)



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

                                                          Yes [X]  No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


         .

     Classes                                 Outstanding at January 5, 1999
--------------------------------------       ------------------------------
Common Stock, par value $.01 per share               3,473,987

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                     INDEX

                                                                                                                PAGE

PART 1 - FINANCIAL INFORMATION


         ITEM 1-- CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets,
                           November 30, 1998 and May 31, 1998.....................................................3

                  Consolidated Statements of Operations for
                           the Three and Six Months ended November 30, 1998 and 1997..............................4

                  Consolidated Statements of Cash Flows for
                           the Six Months ended November 30, 1998 and 1997........................................5

                  Notes to Consolidated Financial Statements...................................................6-13


         ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.......................................................................14-19


PART II - OTHER INFORMATION

         ITEM 1-- LEGAL PROCEEDINGS..............................................................................20

         ITEM 4-- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................21

         ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K...............................................................22


         SIGNATURES..............................................................................................23



PART I. - FINANCIAL INFORMATION


ITEM 1-- CONSOLIDATED FINANCIAL STATEMENTS

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                NOVEMBER 30,    MAY 31,
                                                                                   1998          1998
                                                                               ------------     --------
                                                                                (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .............................................     $  3,853      $  6,016
     Accounts receivable, less provision for doubtful accounts
        of $1,540 and $1,488 ...............................................        3,767         3,600
     Accounts receivable - pharmacy and laboratory costs ...................        8,544         5,655
     Property and equipment held for sale ..................................        1,764         1,910
     Net assets of discontinued operations .................................        4,638            --
     Other receivable ......................................................        2,415         2,415
     Other current assets ..................................................          287           235
                                                                                 --------      --------
TOTAL CURRENT ASSETS .......................................................       25,268        19,831
                                                                                 --------      --------

Property and equipment .....................................................        4,234        11,416
Less accumulated depreciation of $2,030 and $4,262 .........................       (2,030)       (4,373)
                                                                                 --------      --------
Net property and equipment .................................................        2,204         7,043
                                                                                 --------      --------


Notes receivable ...........................................................           94            94
Goodwill, net ..............................................................        1,152         1,187
Restricted cash ............................................................        1,875         1,848
Other assets ...............................................................          679           402
                                                                                 --------      --------
TOTAL ASSETS ...............................................................     $ 31,272      $ 30,405
                                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities ..............................     $  5,588      $  5,789
     Accrued claims payable ................................................        3,649         4,846
     Accrued pharmacy and laboratory costs payable .........................        8,414         5,655
     Current maturities of long-term debt ..................................            2             2
     Unbenefitted tax refunds received .....................................       12,092        12,092
     Income taxes payable ..................................................          267           306
                                                                                 --------      --------
TOTAL CURRENT LIABILITIES ..................................................       30,012        28,690
                                                                                 --------      --------

LONG-TERM LIABILITIES:
     Long-term debt, excluding current maturities ..........................        2,255         2,704
     Other liabilities .....................................................          175           297
                                                                                 --------      --------
TOTAL LONG-TERM LIABILITIES ................................................        2,430         3,001
                                                                                 --------      --------
TOTAL LIABILITIES ..........................................................       32,442        31,691
                                                                                 --------      --------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $50.00 par value; authorized 60,000 shares; issued and outstanding 41,260 shares of Series A Non-Voting
     4% Cumulative Convertible Preferred Stock at redemption value .........        2,218         2,176
     Common stock $.01 par value; authorized 12,500,000 shares; issued
     and outstanding 3,473,979 and 3,415,402 shares ........................           35            34
     Additional paid-in-capital ............................................       49,663        49,201
     Accumulated deficit ...................................................      (53,086)      (52,697)
                                                                                 --------      --------
TOTAL STOCKHOLDERS' DEFICIT ................................................       (1,170)       (1,286)
                                                                                 --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ................................     $ 31,272      $ 30,405
                                                                                 ========      ========

                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            NOVEMBER 30,               NOVEMBER 30,
                                                                         1998           1997        1998          1997

OPERATING REVENUES ...............................................     $ 10,215      $  9,757      $ 20,331      $ 19,300

Costs and expenses:
Healthcare operating expenses ....................................        8,366         8,145        15,993        16,926
General and administrative expenses ..............................        1,619         1,221         3,236         2,272
Provision for doubtful accounts ..................................          243            11           302            90
Depreciation and amortization ....................................          246           216           481           392
                                                                       --------      --------      --------      --------
                                                                         10,474         9,593        20,012        19,680
                                                                       --------      --------      --------      --------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS ...............         (259)          164           319          (380)

OTHER INCOME (EXPENSE)
Asset write-down .................................................         (146)           --          (146)           --
Gain on sale of assets ...........................................            1            --             1           156
Loss on sale of assets ...........................................           (4)           (1)           (4)           (8)
Interest income ..................................................           63            94           134           207
Interest expense .................................................          (42)          (58)          (88)         (121)
                                                                       --------      --------      --------      --------
                                                                           (128)           35          (103)          234
                                                                       --------      --------      --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .....         (387)          199           216          (146)

Income tax expense ...............................................          (15)          (16)          (30)          (34)
                                                                       --------      --------      --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS .........................         (402)          183           186          (180)

DISCONTINUED OPERATIONS:
     Income (loss) from operations, less applicable income
           tax expense of $0 .....................................         (454)          510          (583)           59
     Estimated loss on disposal, including provision for operating losses through disposal date, less applicable
           income tax expense of $0 ..............................          (70)           --           (70)           --
                                                                       --------      --------      --------      --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ...........................        (926)          693          (467)         (121)

EXTRAORDINARY GAIN, NET OF TAXES OF $0 ...........................           --            --           120            --
                                                                       --------      --------      --------      --------
NET INCOME (LOSS) ................................................         (926)          693          (347)         (121)

Dividends on convertible preferred stock .........................          (21)          (20)          (42)          (41)
                                                                       --------      --------      --------      --------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS ............     $   (947)     $    673      $   (389)     $   (162)
                                                                       ========      ========      ========      ========

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations .........................     $  (0.12)     $   0.05      $   0.04      $  (0.07)
Discontinued operations:
           Income (loss) from operations .........................        (0.13)         0.15         (0.17)         0.02
     Estimated loss on disposal ..................................        (0.02)           --         (0.02)           --
Extraordinary item ...............................................           --            --          0.03            --
                                                                       --------      --------      --------      --------
NET INCOME (LOSS) ................................................     $  (0.27)     $   0.20      $  (0.12)     $  (0.05)
                                                                       ========      ========      ========      ========

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations .........................     $  (0.12)     $   0.05      $   0.04      $  (0.07)
Discontinued operations:
     Income (loss) from operations ...............................        (0.13)         0.13         (0.17)         0.02
     Estimated loss on disposal ..................................        (0.02)           --         (0.02)           --
     Extraordinary item ..........................................           --            --          0.03            --
                                                                       --------      --------      --------      --------
NET INCOME (LOSS) ................................................     $  (0.27)     $   0.18      $  (0.12)     $ ( 0.05)
                                                                       ========      ========      ========      ========

                            See accompanying notes

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                SIX MONTHS ENDED
                                                                                                 NOVEMBER 30,
                                                                                             1998             1997
                                                                                             ----             ----
                                                                                             (Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) from continuing operations before extraordinary item.....           $  186           $  (180)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING
     ACTIVITIES:
     Depreciation and amortization..............................................              481               392
     Asset write-down...........................................................              146                --
     Provision for doubtful accounts............................................              302                90
     Gain on sale of assets.....................................................               (1)             (156)
     Loss on sale of assets.....................................................                4                 8

CHANGES IN ASSETS AND LIABILITIES:
     Accounts receivable........................................................             (349)              130
     Accounts receivable - pharmacy and laboratory costs........................           (2,889)               --
     Notes and other receivables................................................               --                36
     Other current assets, restricted funds, and other non-current assets.......             (218)           (1,439)
     Accounts payable and accrued liabilities...................................              374              (211)
     Accrued claims payable.....................................................           (1,197)              399
     Accrued pharmacy and laboratory costs payable..............................            2,759                --
     Income taxes payable.......................................................              (39)                9
     Other liabilities..........................................................             (122)              (28)
                                                                                           ------             -----
         NET CASH USED IN CONTINUING OPERATIONS.................................             (563)             (950)

DISCONTINUED OPERATIONS:

     Cash used in operations....................................................           (1,306)             (475)
                                                                                          -------           -------
         NET CASH (USED IN) DISCONTINUED OPERATIONS.............................           (1,306)             (475)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of property and equipment...........................                2             2,955
     Additions to property and equipment........................................             (453)             (828)
                                                                                             ----            ------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES....................             (451)            2,127
                                                                                             ----             -----

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from the issuance of Common Stock.............................              158                61
         Repayment of debt......................................................               (1)              (66)
                                                                                         --------          --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES..............................              157                (5)
                                                                                           ------          ---------

Net increase (decrease) in cash and cash equivalents............................           (2,163)              697

Cash and cash equivalents at beginning of period................................            6,016             4,068
                                                                                          -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................          $ 3,853           $ 4,765
                                                                                           ======            ======


                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 1-- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheet as of November 30, 1998, and the related consolidated statements of operations and cash flows for the six months ended November 30, 1998 and 1997 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and six months ended November 30, 1998 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

         The consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The balance sheet at May 31, 1998 has been derived from the Audited Financial Statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. Notes to consolidated financial statements included in Form 10-K for the year ended May 31, 1998 on file with the Securities and Exchange Commission provide additional disclosures and a further description of accounting policies.

         The Company's financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties described in Note 2-- "Liquidity and Capital Resources".

         The accrued claims payable liability represents the estimated ultimate net cost for all behavioral healthcare services provided through November 30, 1998. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known with adjustments included in current operations.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


NOTE 2-- LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1998, the Company had unrestricted cash and cash equivalents of $3.9 million. During the six months ended November 30, 1998, the Company used $0.6 million in its continuing operations, used $1.3 million in discontinued operations, used $0.5 million in its investing activities, and $0.2 million was provided by the Company's financing activities. The Company reported a loss of $0.4 million from continuing operations for the quarter ended November 30, 1998, compared to income of $0.2 million from continuing operations for the quarter ended November 30, 1997. The Company has an accumulated deficit of $53.1 million and total stockholders' deficit of $1.2 million as of November 30, 1998. Additionally, the Company's current assets at November 30, 1998 amounted to approximately $25.3 million and current liabilities were approximately $30.0 million, resulting in a working capital deficiency of approximately $4.7 million and a current ratio of 1:1.2. The Company's primary use of available cash resources is to expand its managed care business and fund operations.

         Management intends to continue the expansion of its managed care business. Expansion will require competing with other managed care companies that have more available resources. In order to compete effectively, demands on the Company's cash resources may increase significantly. There can be no assurance that the Company will retain all of its existing contracts, which generate cash flow from operations. Other cash requirements during fiscal year 1999 may include the following:

          1. The Company intends to rapidly accelerate its efforts to become Year 2000 compliant and estimates that it will spend approximately $0.6 million during 1999 toward this effort.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

          2. The Company received an examination report from the Internal Revenue Service. While the Company intends to vigorously contest the results of that audit, no assurance can be provided as to the amount and timing of the ultimate outcome (see Note 7-- "Commitments and Contingencies").

          3. As described in Note 7 -- "Commitments and Contingencies" -- the Company expects to repay up to $1.0 million to the California Medicaid program during 1999.

         The Company's available sources of cash during fiscal year 1999 will be derived from operations and the potential sale of the operating hospital for which the Company recently signed a definitive agreement to sell for $5.1 million and the sale of the Company's property and equipment held for sale for which the Company recently signed a definitive agreement to sell for approximately $2.0 million (see Note 8 -- "Subsequent Events"). There can be no assurance that the sale will close or that sufficient funds will be derived from the sale in an amount or at a point in time that will allow the Company to meet its obligations.

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


NOTE 3-- INCOME TAXES

         The Company's provision for income taxes for the quarters ended November 30, 1998 and 1997 differs from the statutory rate of 34% due, primarily, to the Company's utilization of tax return net operating loss carryforwards.


NOTE 4-- DISCONTINUED OPERATIONS

         During the quarter ended November 30, 1998, the Company entered into two separate agreements with separate purchasers for the sale of its two remaining hospital facilities. The sale of the Company's two remaining hospitals will complete the Company's plan to dispose of its hospital business segment. It is anticipated that the disposal will be completed during fiscal 1999 (see Note 8-- "Subsequent Events").

         For the quarter ended November 30, 1998, the hospital segment has been accounted for as a discontinued operation and the results of operations have been excluded from continuing operations in the Consolidated Statement of Operations for all periods presented.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


         The estimated loss on disposal at November 30, 1998 included the expected costs related to the sales transaction, certain closedown expenses for the Aurora facility, and the anticipated operating losses of the Aurora facility through February 28, 1999 which is the expected disposal date.

         Information relating to the discontinued operations for the six months ended November 30, 1998 is as follows:

                                                                                        SIX MONTHS ENDED
                                                                                           NOVEMBER 30,
                                                                                              1998
                                                                                              ----
                                                                                    (Amounts in thousands)

Operating revenues..............................................................          $ 2,364

Costs and expenses:
     Healthcare operating expenses..............................................            2,598
     General and administrative expenses........................................               16
     Other operating expenses   ................................................              333
                                                                                         --------
                                                                                            2,947
                                                                                         --------
Loss from operations............................................................         $   (583)
                                                                                          =======


         The net assets of the discontinued operations included in the accompanying consolidated balance sheets as of November 30, 1998 are as follows:

                                                                                       SIX MONTHS ENDED
                                                                                        NOVEMBER 30,
                                                                                             1998
                                                                                             ----
                                                                                    (Amounts in thousands)


Property and equipment used in discontinued operations, net of
  accumulated depreciation of $2,798............................................         $  4,708
Less loss on disposition including estimated gain on sale of $180
  and estimated loss of $250 during the phase-out period........................              (70)
                                                                                        ---------

Net assets of discontinued operations...........................................         $  4,638
                                                                                          =======


NOTE 5 -- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share:


                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          NOVEMBER 30,                 NOVEMBER 30,
                                                                      1998          1997          1998           1997
                                                                 (Amounts in thousands except per share data)
Numerator:
     Income (loss) from continuing operations .................     $  (402)     $   183      $     186      $  (180)
     Less preferred stock dividends ...........................         (21)         (20)           (42)         (41)
                                                                    -------      -------      ---------      -------
     Numerator for basic earnings per share income (loss)
       from continuing operations .............................        (423)         163            144         (221)
Effect of dilutive securities:
       Preferred stock dividends ..............................          --           20             --           --
                                                                    -------      -------      ---------      -------
     Numerator for diluted earnings (loss) per share-income
       available to common stockholders from continuing
       operations after assumed conversions ...................        (423)         183            144         (221)


Discontinued operations:
     Operating income (loss) ..................................        (454)         510           (583)          59
     Estimated loss on disposal ...............................         (70)          --            (70)          --
Extraordinary item ............................................          --           --            120           --
                                                                    -------      -------      ---------      -------
     Net income (loss) available to common stockholders
       after assumed conversions ..............................     $  (947)     $   693      $    (389)     $  (162)
                                                                    =======      =======      =========      =======

Denominator:
Basic earnings (loss) per share - weighted average shares .....       3,474        3,374          3,459        3,373
Effect of dilutive securities:
     Employee stock options ...................................          --           92             --           --
     Convertible preferred stock ..............................          --          344             --           --
                                                                    -------      -------      ---------      -------
     Dilutive potential common shares .........................          --          436             --           --
     Denominator for diluted earnings (loss) per share-adjusted
       weighted-average shares and assumed conversions ........       3,474        3,810          3,459        3,373
                                                                    =======      =======      =========      =======

BASIC EARNINGS PER SHARE
Income (loss) from continuing operations ......................     $ (0.12)     $  0.05      $    0.04      $ (0.07)
Discontinued operations:
     Income (loss) from operations ............................       (0.13)        0.15          (0.17)        0.02
     Estimated loss on disposal ...............................       (0.02)          --          (0.02)          --
Extraordinary item ............................................          --           --           0.03           --
                                                                    -------      -------      ---------      -------
Net income (loss) .............................................     $ (0.27)     $  0.20      $   (0.12)     $ (0.05)
                                                                    =======      =======      =========      =======

DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations ......................     $ (0.12)     $  0.05      $    0.04      $ (0.07)
Discontinued operations:
     Income (loss) from operations ............................       (0.13)        0.13          (0.17)        0.02
     Estimated loss on disposal ...............................       (0.02)          --          (0.02)          --
Extraordinary item ............................................          --           --           0.03           --
                                                                    -------      -------      ---------      -------
Net income (loss) .............................................     $ (0.27)     $  0.18      $   (0.12)     $ (0.05)
                                                                    =======      =======      =========      =======

         The following number of potentially convertible shares of common stock related to convertible preferred stock, convertible debentures, and stock options are as follows at November 30, 1998:


     For conversion of convertible preferred stock..............................          343,833
     For conversion of convertible debentures...................................            9,044
     Outstanding stock options..................................................          790,215
     Possible future issuance under stock options plans.........................          491,244
                                                                                        ---------
         Total..................................................................        1,634,336
                                                                                        =========

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


NOTE 6-- STOCK OPTION PLANS

         On November 17, 1998, the Company's Board of Directors approved the re-pricing of stock option grants to employees below the level of Executive Officers, subject to each employee returning his or her old options for cancellation. The canceled options will be replaced by an equivalent number of new options at an exercise price equal to the closing price of the Company's Common Stock on November 30, 1998. The new grants will be subject to the Company's usual stock option grants, including the vesting in accordance with the Company's vesting policy.


NOTE 7-- COMMITMENTS AND CONTINGENCIES

(1) On September 22, 1998, the Company commenced an action against HIP of New Jersey ("HIP") in the United States District Court for the District of New Jersey. Several causes of action were asserted; the principal one is for breach of contract and the Company is seeking $1.1 million of compensatory damages for the failure of HIP to pay certain cost savings and other monies due to Comprehensive Behavioral Care, Inc. pursuant to a written agreement.

         In December, 1998, the Company received the "Notice to Network Providers of HIP, in Rehabilitation" ("Notice") that discloses HIP has been placed in rehabilitation by the State of New Jersey, with the Commissioner of the Department of Banking and Insurance as named Rehabilitator.

         The Notice discusses the initial plan of Rehabilitation that will be submitted to the Court in December 1998. In accordance with this initial plan, the Company agreed to continue providing post-rehabilitation services to members of HIP at 75% of the Company's contract rate for the duration of the period of rehabilitation, or for 90 days, whichever period is shorter. The payment mechanism that will be submitted to the Court as the initial plan of Rehabilitation provides for an advance payment for the rehabilitation-period services. If approved by the Court, this advance payment will be calculated as 30% of the amount owed to the Company for pre-rehabilitation services.

         The Rehabilitator has not specified an amount that the Company can expect to receive for pre-rehabilitation services nor has it precluded the Company from asserting its claim for the entire amount of money owed for these pre-rehabilitation services. At November 30, 1998, the Company has recognized income of approximately $1.0 million and has recorded an expense of approximately $0.1 million as a provision for doubtful accounts for HIP accounts receivable.

         The rehabilitation process is in its formative stages and there is no assurance that the Company will recover its claim against HIP and it is not known whether the State of New Jersey will honor claims arising prior to the rehabilitation proceeding. The Company believes that it has a good and meritorious claim against HIP.

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         As a result of the Section 172(f) carryback claims filed by the Company, and the tentative refunds received, the Company came under audit with respect to the tax years previously mentioned.

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.0 million through November 30, 1998. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commences the administrative appeals process. The Company intends to protest the examination report and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court.

(3) The Company is currently involved in an action in California Superior Court contesting certain aspects of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involves the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". It is anticipated that a final determination on the Superior Court action will be obtained in 1999. The Company currently has $1.0 million accrued relating to this matter.

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         counsel of HMS. These claims are presently being investigated and have not as yet been quantified. The Company does not believe that the impact of these claims will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(7) In October 1994, the NYSE notified the Company that it was below certain quantitative and qualitative listing criteria in regard to net tangible assets available to Common Stock and three-year average net income. The Listing and Compliance Committee of the NYSE has determined to monitor, on a quarterly basis, the Company's progress toward returning to original listing standards and has so indicated in approving the Company's most recent Listing Application on December 31, 1998. No assurance may be given that additional equity may be obtained on terms favorable to the Company.

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

         The Company has not developed any contingency plan should it be unable to become compliant in a timely manner and there can be no assurance that the Company will become Year 2000 compliant. While management intends to do so, no assessment has been made of the Company's third party vendors and customers. As a result, the Company is unable to state with any certainty the costs of becoming compliant. However, such costs are not expected to exceed $1.1 million, of which the Company has expended approximately $0.5 million as of November 30, 1998. The absolute costs cannot be estimated at this time.

         The preliminary assessment indicates that, while the Company has initially converted one of its five regions to a new Year 2000 compliant clinical operating system, the remaining four regions will also require that they be converted to the new clinical operating system. The Company has a planned implementation schedule that calls for completion of the conversion process by mid-1999.

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 8-- SUBSEQUENT EVENTS

         On December 16, 1998, the Company completed the sale of its non-operating hospital facility located in Ft. Worth, Texas for approximately $1.8 million.

         On December 14, 1998, the Company's Board of Directors approved the re-pricing of stock option grants for Executive Officers, subject to each Executive Officer returning his or her old options for cancellation. For every two options canceled under the 1988 Incentive Stock Option and Non-statutory Stock Option Plans, one option will be reissued under the 1995 Incentive Stock Option Plan. For every four options canceled under the 1995 Incentive Stock Option Plan, three new options will be reissued. Any fractional shares will be rounded up to the nearest whole share. All reissued options are subject to the usual stock option grants, including the vesting in accordance with the Company's vesting policy at the closing price on December 14, 1998.

                  COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors - Important Factors Related to Forward-Looking Statements and Associated Risks" (page 18).

GENERAL

         In response to continuing changes in the behavioral healthcare industry, the Company has made significant changes in its operations, including the divestiture of many hospital facilities. During the quarter ended November 30, 1998, the Company adopted a plan to discontinue its hospital operations. As of November 30, 1998, the Company owns one non-operating, psychiatric hospital, designated as held for sale and one operating hospital for which the Company recently received a Letter of Intent to Purchase for $5.1 million. The Company expects to complete both sales transactions during fiscal 1999 (See Note 8 to the consolidated financial statements - "Subsequent Events").

         The Company can now focus on its managed care operations. During fiscal 1998 and 1997, managed care operations experienced significant growth through internal development and the expansion into new managed behavioral healthcare markets, primarily in Puerto Rico, Texas, and New Jersey. The Company is currently exploring new business opportunities in Argentina and has submitted a bid on a government contract to provide medical services to Argentina senior citizens.

         During the three months ended November 30, 1998, the Company's operating revenues from continuing operations increased by 4.7%, or $0.5 million, compared to the three months ended November 30, 1997. Managed care operations accounted for 97.6%, or $10.0 million, of the Company's operating revenues from continuing operations for the three months ended November 30, 1998.

RESULT OF OPERATIONS

THE THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1997:

                                                                               CONSOLIDATED
THREE MONTHS ENDED                            MANAGED       CORPORATE AND       CONTINUING     DISCONTINUED
NOVEMBER 30,  1998                            CARE        OTHER OPERATIONS     OPERATIONS      OPERATIONS
---------------------------------            ---------    ----------------     -----------     ----------
Operating revenues                            $ 9,965            $  250          $10,215          $1,082


Healthcare operating expenses                   8,243               123            8,366           1,194
General/administrative expenses                   627               992            1,619               6
Other operating expenses                          443                46              489             336
                                              -------            ------          -------          ------
                                                9,313             1,161           10,474           1,536
                                                -----            ------          -------           -----
     Operating income (loss)                  $   652            $ (911)         $  (259)         $ (454)
                                              =======            ======          =======          ======



                                                                               CONSOLIDATED
THREE MONTHS ENDED                            MANAGED       CORPORATE AND       CONTINUING     DISCONTINUED
NOVEMBER 30,  1997                            CARE        OTHER OPERATIONS     OPERATIONS      OPERATIONS
---------------------------------            ---------    ----------------     -----------     ----------
Operating revenues                            $ 9,464            $  293         $  9,757         $ 1,954


Healthcare operating expenses                   7,854               291            8,145           1,447
General/administrative expenses                   444               777            1,221              13
Other operating expenses                          144                83              227             (16)
                                              -------            ------         --------         -------
                                                8,442             1,151            9,593           1,444
                                              -------            ------         --------         -------
Operating income (loss)                       $ 1,022            $ (858)        $    164         $   510
                                              =======            ======         ========         =======


         The Company reported an operating loss of approximately $0.3 million from continuing operations for the quarter ended November 30, 1998 which included $0.1 million of expense for uncollectable accounts receivable specific to one managed care contract and $0.4 million for costs incurred related to one proposal for Argentina. This

                  COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

is compared to operating income of $0.2 million from continuing operations reported for the quarter ended November 30, 1997.

         Operating revenues from continuing operations increased by approximately 4.7%, or $0.5 million, for the quarter ended November 30, 1998 compared to the quarter ended November 30, 1997. The increase is primarily attributable to increased operating revenues of $0.5 million for new managed care contracts that were acquired in the Company's Texas Region.

         Healthcare operating expenses from continuing operations increased by $0.2 million for the quarter ended November 30, 1998 as compared to the quarter ended November 30, 1997. The increase in healthcare operating expenses is attributable to approximately $0.4 million of costs incurred for one proposal for Argentina which is offset primarily by the savings realized by the Company since implementing the staff model provider network in Puerto Rico in November 1997. Healthcare operating expenses as a percentage of net revenues for managed care operations decreased from 83.5% for the quarter ended November 30, 1997 to 81.9% for the quarter ended November 30, 1998.

         General and administrative expenses from continuing operations increased by approximately $0.4 million, for the quarter ended November 30, 1998 as compared to the quarter ended November 30, 1997. This increase is attributable to approximately $0.2 million in increased costs over the prior year to manage the Company's information systems and approximately $0.2 million for professional and consulting fees.

         Other operating expenses from continuing operations increased by $0.3 million for the quarter ended November 30, 1998 compared to the quarter ended November 30, 1997. This increase is directly attributable to the $0.2 million increase in the managed care division's provision for doubtful accounts and a $0.1 million increase in depreciation expense.


THE SIX MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1997:

                                                                               CONSOLIDATED
SIX MONTHS ENDED                              MANAGED       CORPORATE AND       CONTINUING     DISCONTINUED
NOVEMBER 30,  1998                            CARE        OTHER OPERATIONS     OPERATIONS      OPERATIONS
---------------------------------            ---------    ----------------     -----------     ----------
Operating Revenues                            $19,749          $    582         $ 20,331            $2,364

Healthcare Operating Expenses                  15,177               293           15,993             2,598
General/Administrative Expenses                 1,803             1,956            3,236                16
Other Operating Expenses                          660               123              783               333
                                             --------          --------         --------            ------
                                               17,640             2,372           20,012             2,947
                                             --------          --------         --------            ------
Operating Income (loss)                      $  2,109          $ (1,790)        $    319            $ (583)
                                              =======          ========         ========            ======





                                                                               CONSOLIDATED
SIX MONTHS ENDED                              MANAGED       CORPORATE AND       CONTINUING     DISCONTINUED
NOVEMBER 30,  1997                            CARE        OTHER OPERATIONS     OPERATIONS      OPERATIONS
---------------------------------            ---------    ----------------     -----------     ----------
Operating Revenues                            $18,552          $    748         $ 19,300            $3,299


Healthcare Operating Expenses                  16,350               565           16,926             3,121
General/Administrative Expenses                   566             1,717            2,272                25
Other Operating Expenses                          255               227              482                94
                                             --------          --------         --------            ------
                                               17,171             2,509           19,680             3,240
                                              -------          --------         --------            ------
Operating Income (loss)                      $  1,381          $ (1,761)        $   (380)           $   59
                                              =======          ========         ========            ======


         The Company reported operating income from continuing operations of approximately $0.3 million for the six months ended November 30, 1998, which included $0.1 million of expense for uncollectable accounts receivable specific to one managed care contract and approximately $0.4 million for costs incurred related to one proposal for

                  COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Argentina. This is compared to the operating loss from continuing operations of $0.4 million reported for the six months ended November 30, 1997 which included a restructuring charge of $0.2 million, a legal settlement of $0.3 million, and $0.1 million in fees and expenses relating to the Company's Debenture Exchange Offer.

         Operating revenues from continuing operations increased by 5.3%, or $1.0 million, for the six months ended November 30, 1998 compared to the six months ended November 30, 1997. This increase is attributable to an increase in managed care operating revenues of $1.2 million which is primarily due to new business in the Texas Region and is offset by a $0.2 million decrease from corporate and other operations.

         Healthcare operating expenses from continuing operations decreased by $0.9 million for the six months ended November 30, 1998 compared to the six months ended November 30, 1997. This variance results from a $1.8 million reduction in claims expense that was realized from the Company's implementation in November 1997 of a staff model provider network in Puerto Rico and a $0.8 million benefit from two contracts that were renegotiated with more favorable terms to the Company. These gains were offset by an increase of $1.3 million in claims expense over the prior year that was a direct result of new contracts in the Company's Texas region and approximately $0.4 million of costs incurred for one proposal for Argentina. Healthcare operating expenses as a percentage of net revenues for managed care operations decreased from 87.7% for the six months ended November 30, 1997 to 78.7% for the six months ended November 30, 1998.

         General and administrative expenses from continuing operations increased approximately $1.0 million, for the six months ended November 30, 1998 compared to the six months ended November 30, 1997. This increase is primarily due to approximately $0.4 million in legal expenses of which $0.2 million is attributable to one settlement, $0.4 million of increased costs over the prior year to manage the Company's information systems, and approximately $0.2 million of increased costs for professional and consulting fees.

         Other operating expenses from continuing operations for the six months ended November 30, 1998 increased by $0.3 million compared to the six months ended November 30, 1997. This increase is directly attributable to the $0.3 million increase in the managed care division's provision for doubtful accounts.

         The Company is taking steps designed to increase revenues primarily through its managed care operations and the continued development of its behavioral managed care business.

MAJOR CONTRACTS

PCA

         The Company currently provides services to members of PCA Health Plans of Puerto Rico, Inc., a subsidiary of Humana, Inc. ("PCA"). The contract with PCA establishes an amount that is withheld from PCA's monthly remittances to the Company to cover pharmacy and laboratory costs that are the financial responsibility of the Company, but currently administered by PCA.

         Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company has reported the contract at a 98.6% loss ratio for the contract to date pending clarification of the actual costs incurred. Efforts are being made to work with PCA to resolve the uncertainty and the Company expects to know the outcome during the current fiscal year.


HIP

         The Company currently provides services to members of the HIP of New Jersey ("HIP") Plan, a managed care company that has recently been placed in rehabilitation by the State of New Jersey. The Company has agreed to continue to provide services to HIP Plan members at 75% of the Company's contract rate for the duration of the period of rehabilitation, or for 90 days, whichever period is shorter. For the six months ended November 30, 1998, this contract accounts for approximately $0.7 million of net revenues and an estimated $0.1 million of operating income from continuing operations. The Company has approximately $0.9 million in accounts receivable, net of a

                  COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

bad debt reserve of approximately $0.1 million, that pertains to pre-rehabilitation services that the Company provided to HIP members in accordance with this contract. However, the Rehabilitator has not specified an amount that the Company can expect to receive for pre-rehabilitation services nor has it precluded the Company from asserting its claim for the entire amount of money owed for these pre-rehabilitation services.

         On September 22, 1998, the Company commenced an action against HIP of New Jersey ("HIP") in the United States District Court for the District of New Jersey. Several causes of action were asserted; the principal one is for breach of contract and the Company is seeking $1.1 million of compensatory damages for the failure of HIP to pay certain cost savings and other monies due to Comprehensive Behavioral Care, Inc. pursuant to a written agreement. The rehabilitation process is in its formative stages and there is no assurance that the Company will recover its claim against HIP and it is not known whether the State of New Jersey will honor claims arising prior to the rehabilitation proceeding. The Company believes that it has a good and meritorious claim against HIP.



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

         The Company has not developed any contingency plan should it be unable to become compliant in a timely manner and there can be no assurance that the Company will become Year 2000 compliant. While management intends to do so, no assessment has been made of the Company's third party vendors and customers. As a result, the Company is unable to state with any certainty the costs of becoming compliant. However, such costs are not expected to exceed $1.1 million, of which the Company has expended approximately $0.5 million as of November 30, 1998. The absolute costs cannot be estimated at this time.

         The preliminary assessment indicates that, while the Company has initially converted one of its five regions to a new Year 2000 compliant clinical operating system, the remaining four regions will also require that they be converted to the new clinical operating system. The Company has a planned implementation schedule that calls for completion of the conversion process by mid-1999.

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

                  COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RISK FACTORS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) disposing of its two remaining psychiatric hospitals on acceptable terms (see
Note 8 to the consolidated financial statements-"Subsequent Events"), (ii) expanding the behavioral managed care operations, (iii) effective management in the delivery of services, (iv) risk and utilization in context of capitated payouts, (v) maintaining the listing of the Company's Common Stock on the NYSE,
(vi) securing and retaining certain refunds from the IRS (see Note 7, item (2) to the consolidated financial statements -- "Commitment and Contingencies").

UNCERTAINTY OF FUTURE PROFITABILITY

         As of November 30, 1998, the Company had stockholders' deficit of $1.2 million, a working capital deficiency of approximately $4.7 million and a current ratio of 1:1.2. The Company had a net loss from continuing operations for the quarter ended November 30, 1998 of $0.4 million. Present results of operations are not necessarily indicative of anticipated future results of operations.

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

         The Company has received tax refunds for fiscal 1996 and 1995 in the amounts of $9.4 million and $5.4 million, respectively. Such refunds are based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have an adverse effect on the Company's cash flows. On August 21, 1998, the Company received an examination report from the IRS, dated August 6, 1998, related to its Section 172(f) carryback claims and amended tax returns for prior years, claiming taxes due totaling approximately $12.4 million for which the Company has accrued $12.1 million as of November 30, 1998. The Company intends to file protest with the IRS and contest the examination report with the appeals office of the Internal Revenue Service in Laguna Niguel, California. In the event that the Company is unsuccessful in the appeal process, the Company is entitled to a repayment of fees advanced to the Company's tax advisor relating to these refund claims, totaling approximately $2.5 million.

DEPENDENCE ON KEY PERSONNEL

         The Company depends and will continue to depend upon the services of its senior management and skilled personnel. In fiscal 1998, the Company relocated certain significant management functions to Tampa, Florida where Comprehensive Behavioral Care, Inc., the Company's principal subsidiary, is located.

SHARES ELIGIBLE FOR FUTURE SALE

         The Company has issued or committed to issue approximately 344,000 shares related to the 4% convertible preferred stock, 9,000 shares related to the 7 1/2% convertible subordinated debentures due April 15, 2010, and options or other rights to purchase approximately 1,392,000 shares. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in public or private transactions for use in fulfilling its future capital needs (see "Need for Additional Funds; Uncertainty of Future Funding"). Issuance of additional equity could adversely affect the trading price of the Company's Common Stock.

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

PART II - OTHER INFORMATION

ITEM 1-- LEGAL PROCEEDINGS

1) On September 22, 1998, the Company commenced an action against HIP of New Jersey ("HIP") in the United States District Court for the District of New Jersey. Several causes of action were asserted; the principal one is for breach of contract and $1.1 million of compensatory damages is sought for the failure of HIP to pay certain cost savings and other monies due to Comprehensive Behavioral Care, Inc. pursuant to a written agreement.

         In December, 1998, the Company received the "Notice to Network Providers of HIP, in Rehabilitation" ("Notice") that discloses HIP has been placed in rehabilitation by the State of New Jersey, with the Commissioner of the Department of Banking and Insurance as named Rehabilitator.

         The Notice discusses the initial plan of Rehabilitation that will be submitted to the Court in December 1998. In accordance with this initial plan, the Company agreed to continue providing post-rehabilitation services to members of HIP at 75% of the Company's contract rate for the duration of the period of rehabilitation, or for 90 days, whichever period is shorter. The payment mechanism that will be submitted to the Court as the initial plan of Rehabilitation provides for an advance payment for the rehabilitation-period services that the Company will provide. If approved by the Court, this advance payment will be calculated as 30% of the amount owed to the Company for pre-rehabilitation services.

         The Rehabilitator has not specified an amount that the Company can expect to receive for pre-rehabilitation services nor has it precluded the Company from asserting its claim for the entire amount of money owed for these pre-rehabilitation services. At November 30, 1998, the Company has recognized income of approximately $1.0 million and has recorded an expense of approximately $0.1 million as a provision for doubtful accounts for HIP accounts receivable.

         The rehabilitation process is in its formative stages and there is no assurance that the Company will recover its claim against HIP and it is not known whether the State of New Jersey will honor claims arising prior to the rehabilitation proceeding. The Company believes that it has a good and meritorious claim against HIP.


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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million refunds previously received and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.0 million through November 30, 1998. Accordingly, the Company would be entitled to a repayment of the fees advanced to the Company's tax advisor relating to these refund claims of approximately $2.5 million that is reported as "other receivable" in the accompanying balance sheet. This report commences the administrative appeals process. The Company intends to protest the examination report and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court.

(3) The Company is currently involved in an action in California Superior Court contesting certain aspects of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involves the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". It is anticipated that a final determination on the Superior Court action will be obtained in 1999. The Company currently has $1.0 million accrued relating to this matter.

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

ITEM 4--  SUBMISSION OF MATTERS TO A VOTE OF SECURITY TITLE HOLDERS

         The results of the Company's Annual Shareholders' Meeting were reported in the Company's Report on Form 8-K dated November 17, 1998.

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

            27 - Financial Data Schedules (filed herewith).

(b)      Reports on Form 8-K

         1. The Company filed a current report on Form 8-K, dated September 15, 1998, to report under Item 5 that the Company accepted the resignation of John A. McCarthy, Jr., a Class II Director.

         2. The Company filed a current report on Form 8-K, dated September 24, 1998, to report under Item 5 that the Company entered into new employment agreements with Mr. Chriss W. Street, the President and Chief Executive Officer of the Company, for a term expiring on November 30, 2001, and with Mr. Robert J. Landis, the Executive Vice President and Chief Financial Officer and Treasurer of the Company for a term expiring on January 2, 2000.

         3. The Company filed a current report on Form 8-K, dated November 17, 1998, to report under Item 5 the results of its Annual Meeting of Stockholders which included the election of one Class III Director and the approval of an amendment to the Company's 1995 Incentive Stock Option Plan to increase the number of shares authorized and available for issuance thereunder from 600,000 to 1,000,000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMPREHENSIVE CARE CORPORATION




January 12, 1999                        by /s/   ROBERT J. LANDIS
                                          -----------------------------------
                                                 Robert J. Landis
                                                 Executive Vice President and
                                                 Chief Financial Officer




January 12, 1999                        by /s/   KEVIN M. CARNAHAN
                                          ------------------------------------
                                                 Kevin M. Carnahan
                                                 Vice President and
                                                 Chief Accounting Officer