Form 10-Q
period 1999-02-28
COMPREHENSIVE CARE CORP
filed 1999-04-13
CIK 22872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q


[X] Quarterly report pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended February 28, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________ to ________.

         Commission File Number 0-5751


                         COMPREHENSIVE CARE CORPORATION
             (Exact name of registrant as specified in its charter)


       DELAWARE                                           95-2594724
---------------------------                    --------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
 of incorporation or organ-
 ization)



              4200 WEST CYPRESS STREET, SUITE 300, TAMPA, FL 33607
             ------------------------------------------------------
             (Address of principal executive offices and zip code)


                                 (813) 876-5036
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes [X]    No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:



          Classes                                  Outstanding at April 8, 1999
--------------------------------------             ----------------------------
Common Stock, par value $.01 per share                       3,817,820

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                     INDEX

                                                                                                              PAGE

PART 1 - FINANCIAL INFORMATION


         ITEM 1-- CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets,
                           February 28, 1999 and May 31, 1998.....................................................3

                  Consolidated Statements of Operations for
                           the Three and Nine Months ended February 28, 1999 and 1998.............................4

                  Consolidated Statements of Cash Flows for
                           the Nine Months ended February 28, 1999 and 1998.......................................5

                  Notes to Consolidated Financial Statements...................................................6-12


         ITEM 2--  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS......................................................................13-19


PART II - OTHER INFORMATION

         ITEM 1--  LEGAL PROCEEDINGS..........................................................................20-21

         ITEM 2--  CHANGES IN SECURITIES.........................................................................22

         ITEM 6--  EXHIBITS AND REPORTS ON FORM 8-K..............................................................22


         SIGNATURES..............................................................................................23


PART I. - FINANCIAL INFORMATION


ITEM 1-- CONSOLIDATED FINANCIAL STATEMENTS

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                              FEBRUARY 28,     MAY 31,
                                                                                                 1999           1998
                                                                                            --------------  -------------
                                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .........................................................      $  3,788       $  6,016
     Accounts receivable, less allowance for doubtful accounts of $2,085 and $1,488  ...         1,858          3,280
     Accounts receivable - pharmacy and laboratory costs ...............................         9,984          5,655
     Property and equipment held for sale ..............................................            --          1,910
     Net assets of discontinued operations .............................................         4,368             --
     Other receivable ..................................................................         2,415          2,415
     Other current assets ..............................................................         1,243            555
                                                                                              --------       --------
TOTAL CURRENT ASSETS ...................................................................        23,656         19,831
                                                                                              --------       --------

Property and equipment .................................................................         4,370         11,416
Less accumulated depreciation of $2,252 and $4,262 .....................................        (2,252)        (4,373)
                                                                                              --------       --------
Net property and equipment .............................................................         2,118          7,043
                                                                                              --------       --------


Notes receivable .......................................................................            94             94
Goodwill, net ..........................................................................         1,134          1,187
Restricted cash ........................................................................         1,900          1,848
Other assets ...........................................................................           656            402
                                                                                              --------       --------
TOTAL ASSETS ...........................................................................      $ 29,558       $ 30,405
                                                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities ..........................................      $  4,200       $  5,789
     Accrued claims payable ............................................................         3,456          4,846
     Accrued pharmacy and laboratory costs payable .....................................         9,854          5,655
     Current maturities of long-term debt ..............................................             3              2
     Unbenefitted tax refunds received .................................................        12,092         12,092
     Income taxes payable ..............................................................           232            306
                                                                                              --------       --------
TOTAL CURRENT LIABILITIES ..............................................................        29,837         28,690
                                                                                              --------       --------

LONG-TERM LIABILITIES:
     Long-term debt, excluding current maturities ......................................         2,254          2,704
     Other liabilities .................................................................           160            297
                                                                                              --------       --------
TOTAL LONG-TERM LIABILITIES ............................................................         2,414          3,001
                                                                                              --------       --------
TOTAL LIABILITIES ......................................................................        32,251         31,691
                                                                                              --------       --------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $50.00 par value; authorized 60,000 shares; issued and outstanding 0 and 41,260 shares of Series A Non-Voting
     4% Cumulative Convertible Preferred Stock at redemption value..................                --          2,176
     Common stock $.01 par value; authorized 12,500,000 shares; issued
     and outstanding  3,817,820 and 3,415,402 shares................................                38             34
     Additional paid-in-capital.....................................................            51,719         49,201
     Accumulated deficit............................................................           (54,450)       (52,697)
                                                                                                ------         ------
TOTAL STOCKHOLDERS' DEFICIT.........................................................            (2,693)        (1,286)
                                                                                               -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT.........................................           $29,558        $30,405
                                                                                               =======        =======

                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               FEBRUARY 28,               FEBRUARY 28,
                                                                          1999           1998          1999          1998
                                                                          ----           ----          ----          ----
OPERATING REVENUES ...............................................      $ 10,263       $ 10,299       $ 30,594       $ 29,599

COSTS AND EXPENSES:
Healthcare operating expenses ....................................         8,267          7,999         24,260         24,925
General and administrative expenses ..............................         1,624          1,332          4,860          3,604
Provision for doubtful accounts ..................................           811              4          1,113             93
Depreciation and amortization ....................................           315            195            796            587
                                                                        --------       --------       --------       --------
                                                                          11,017          9,530         31,029         29,209
                                                                        --------       --------       --------       --------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS ...............          (754)           769           (435)           390

OTHER INCOME (EXPENSE)
Asset write-down .................................................            --             --           (146)            --
Gain on sale of assets ...........................................             1             13              2            169
Loss on sale of assets ...........................................            --             --             (4)            (8)
Interest income ..................................................            55            116            189            323
Interest expense .................................................           (48)           (39)          (136)          (160)
                                                                        --------       --------       --------       --------
                                                                               8             90            (95)           324
                                                                        --------       --------       --------       --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .....          (746)           859           (530)           714

Income tax expense ...............................................            10            (19)           (20)           (53)
                                                                        --------       --------       --------       --------
INCOME (LOSS) FROM CONTINUING OPERATIONS .........................          (736)           840           (550)           661

DISCONTINUED OPERATIONS:
     Income (loss) from operations, less applicable income
      tax expense of $0 ..........................................            --            165           (583)           223
     Estimated loss on disposal, including provision for operating losses through disposal date, less applicable income tax
      expense of $0 ..............................................          (783)            --           (853)            --
                                                                        --------       --------       --------       --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..........................        (1,519)         1,005         (1,986)           884
EXTRAORDINARY GAIN NET OF TAXES OF $0 ............................            --             --            120             --
                                                                        --------       --------       --------       --------
NET INCOME (LOSS) ................................................        (1,519)         1,005         (1,866)           884

Dividends on convertible preferred stock .........................            --            (21)            --            (62)
                                                                        --------       --------       --------       --------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS ............      $ (1,519)      $    984       $ (1,866)      $    822
                                                                        ========       ========       ========       ========

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations .........................      $  (0.21)      $   0.24       $  (0.16)      $   0.18
Discontinued operations:
     Income (loss) from operations ...............................            --           0.04          (0.17)          0.06
     Estimated loss on disposal ..................................         (0.22)            --          (0.25)            --
Extraordinary item ...............................................            --             --           0.03             --
                                                                        --------       --------       --------       --------
NET INCOME (LOSS) ................................................      $  (0.43)      $   0.28       $  (0.55)      $   0.24
                                                                        ========       ========       ========       ========

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations .........................      $  (0.21)      $   0.22       $  (0.16)      $   0.17
Discontinued operations:
     Income (loss) from operations ...............................            --           0.04          (0.17)          0.06
Estimated loss on disposal .......................................         (0.22)            --          (0.25)            --
     Extraordinary item ..........................................            --             --           0.03             --
                                                                        --------       --------       --------       --------
     NET INCOME (LOSS) ...........................................      $  (0.43)      $   0.26       $  (0.55)      $   0.23
                                                                        ========       ========       ========       ========

                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                              NINE MONTHS ENDED
                                                                                                 FEBRUARY 28,
                                                                                             1999              1998
                                                                                             ----              ----
                                                                                             (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) from continuing operations before extraordinary item ............      $   (550)     $     661
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING
     ACTIVITIES:
     Depreciation and amortization .....................................................           796            587
     Asset write-down ..................................................................           146             --
     Provision for doubtful accounts ...................................................         1,113             93
     Gain on sale of assets ............................................................            (1)           (11)
     Loss on sale of assets ............................................................             4              9

CHANGES IN ASSETS AND LIABILITIES:
     Accounts receivable ...............................................................          (262)          (631)
     Accounts receivable - pharmacy and laboratory costs ...............................        (4,329)            --
     Notes and other receivables .......................................................            --             54
     Other current assets, restricted funds, and other non-current assets ..............          (670)        (1,774)
     Accounts payable and accrued liabilities ..........................................          (634)          (746)
     Accrued claims payable ............................................................        (1,390)           (57)
     Accrued pharmacy and laboratory costs payable .....................................         4,199             --
     Income taxes payable ..............................................................           (74)           (11)
     Other liabilities .................................................................          (137)           (54)
                                                                                              --------       --------
         NET CASH USED IN CONTINUING OPERATIONS ........................................        (1,789)        (1,880)

DISCONTINUED OPERATIONS:

     Proceeds from sale ................................................................            --          2,951
     Cash used in operations ...........................................................        (1,744)          (536)
                                                                                              --------       --------
         NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS ........................        (1,744)         2,415

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of property and equipment ..................................         1,766             15
     Additions to property and equipment ...............................................          (615)        (1,075)
                                                                                              --------       --------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...........................         1,151         (1,060)
                                                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of Common Stock ........................................           155            155
     Repayment of debt .................................................................            (1)           (67)
                                                                                              --------       --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES .....................................           154             88
                                                                                              --------       --------

Net decrease in cash and cash equivalents ..............................................        (2,228)          (437)

Cash and cash equivalents at beginning of period .......................................         6,016          4,068
                                                                                              --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................................      $  3,788       $  3,631
                                                                                              ========       ========

                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


NOTE 1-- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


         The consolidated balance sheet as of February 28, 1999, and the related consolidated statements of operations and cash flows for the nine months ended February 28, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended February 28, 1999 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

         The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services as of February 28, 1999. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known with adjustments included in current operations.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


NOTE 2-- LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 1999, the Company had unrestricted cash and cash equivalents of $3.8 million. During the nine months ended February 28, 1999, the Company used $1.8 million in its continuing operations and used $1.7 million in discontinued operations. Additionally, $1.2 million was provided by its investing activities, and $0.2 million was provided by the Company's financing activities. The Company reported a loss of $0.7 million from continuing operations for the quarter ended February 28, 1999, compared to income of $0.8 million from continuing operations for the quarter ended February 28, 1998. The Company has an accumulated deficit of $54.5 million and total stockholders' deficit of $2.7 million as of February 28, 1999. Additionally, the Company's current assets at February 28, 1999 amounted to approximately $23.7 million and current liabilities were approximately $29.8 million, resulting in a working capital deficiency of approximately $6.2 million and a current ratio of 1:1.3. The Company's primary use of available cash resources is to expand its managed care business and fund operations.

         The Company's available sources of cash during the fourth quarter of fiscal year 1999 will be derived from operations and the sale of the operating hospital (see Note 11-- "Subsequent Events").

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         At this time, the Company cannot state with any degree of certainty whether additional equity or debt financing will be available to it and, if available, that the source of financing would be available on terms and conditions acceptable to the Company. Any potential sources of additional financing may be subject to business and economic conditions outside the Company's control. There can be no assurance that, if required to do so, the Company will be able to complete the transactions necessary to eliminate the working capital and stockholder deficits.

         The working capital and stockholders deficits may raise doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.


NOTE 3-- PROPERTY AND EQUIPMENT HELD FOR SALE

         On December 16, 1998, the Company completed the sale of its non-operating hospital facility located in Fort Worth, Texas for approximately $1.8 million in cash. Proceeds from the sale were utilized for working capital purposes.


NOTE 4-- OTHER CURRENT ASSETS

         During the quarter ended February 28, 1999, in order to meet the specific requirements for the Argentina bid, the Company was required to secure a $0.5 million Bid Bond. The Company placed $0.5 million in an interest bearing deposit account to secure the Bid Bond. In accordance with the terms of the Bid Bond, the deposit will be released to the Company after the Bid Bond expiration date of June 12, 1999. Additionally, the Company paid a refundable, performance bond insurance premium of approximately $0.1 million that it expects to recover before the end of Fiscal 1999.


NOTE 5-- STOCKHOLDERS' DEFICIT

         During February, 1999, the Lindner Growth Funds converted its holding of Preferred Stock into Common Stock at a conversion price of $6.00 per share of Common Stock in accordance with its rights under the terms of its $50.00 par value Series A, non-voting 4% cumulative Convertible Preferred Stock Exchange Agreement with the Company.

         The Company issued 343,833 shares of its Common Stock related to this conversion. Additionally, since the Company had presented its Preferred Stock at redemption value, which requires a charge to retained earnings equal to the amount of dividends that are not currently paid or declared, the entry to record the Preferred Stock conversion resulted in a reduction in the Company's accumulated deficit of approximately $0.2 million.


NOTE 6-- INCOME TAXES

         The Company's provision for income taxes for the quarters ended February 28, 1999 and 1998 differs from the statutory rate of 34% due, primarily, to the Company's utilization of tax return net operating loss carryforwards. At May 31, 1998, the Company had Federal accumulated net operating loss carryforwards of approximately $28.9 million, which would expire in 2009 through 2013. The Company will be allowed a minimum tax credit carryover in the future of approximately $0.7 million against regular tax in the event that regular tax expense exceeds the alternative minimum tax expense.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 7-- DISCONTINUED OPERATIONS

         The sale of the Company's remaining operating hospital will complete the Company's plan to dispose of its hospital business segment. It is anticipated that the disposal will be completed during fiscal 1999 (see Note 11-- "Subsequent Events").

         Information relating to the discontinued operations for the nine months ended February 28, 1999 is as follows:


                                                                                         NINE MONTHS ENDED
                                                                                          FEBRUARY 28,
                                                                                               1999
                                                                                               ----
                                                                                      (Amounts in thousands)
Operating revenues ........................................                                   $ 3,236

Costs and expenses:
     Healthcare operating expenses ........................                                     2,900
     General and administrative expenses ..................                                        16
     Other operating expenses .............................                                     1,321
                                                                                              -------
                                                                                                4,237
                                                                                              -------
Loss from operations (excludes $435 estimated loss on sale)                                   $(1,001)
                                                                                              =======


         The net assets of the discontinued operations included in the accompanying consolidated balance sheets as of February 28, 1999 are as follows:


                                                                                            FEBRUARY 28,
                                                                                               1999
                                                                                               ----
                                                                                      (Amounts in thousands)
Property and equipment used in discontinued operations, net of
  accumulated depreciation of $2,842 ......................                                   $ 4,671
Less  remaining liability for loss on sale ................                                      (303)
                                                                                              -------

Net assets of discontinued operations .....................                                   $ 4,368
                                                                                              =======


                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 8-- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share:


                                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               FEBRUARY 28,                 FEBRUARY 28,
                                                                            1999          1998          1999           1998
                                                                            ----          ----          ----           ----
                                                                             (Amounts in thousands except per share data)
Numerator:
     Income (loss) from continuing operations ....................      $   (736)      $    840      $    (550)      $    661
     Less preferred stock dividends ..............................            --            (21)            --            (62)
                                                                        --------       --------       --------       --------
     Numerator for basic earnings per share-income (loss)
       from continuing operations ................................          (736)           819           (550)           599
Effect of dilutive securities:
       Preferred stock dividends .................................            --             21             --             62
                                                                        --------       --------       --------       --------
Numerator for diluted earnings (loss) per share-income
       available to common stockholders from continuing
       operations after assumed conversions ......................          (736)           840           (550)           661

Discontinued operations:
     Operating income (loss) .....................................            --            165           (583)           223
     Estimated loss on disposal ..................................          (783)            --           (853)            --
Extraordinary item ...............................................            --             --            120             --
                                                                        --------       --------       --------       --------
Net income (loss) available to common stockholders
       after assumed conversions .................................      $ (1,519)      $  1,005       $ (1,866)      $    884
                                                                        ========       ========       ========       ========

Denominator:
Weighted average shares ..........................................         3,508          3,386          3,475          3,377
Effect of dilutive securities:
     Employee stock options ......................................            --             24             --             69
     Convertible preferred stock .................................            --            344             --            344
                                                                        --------       --------       --------       --------
     Dilutive potential common shares ............................            --            368             --            413
     Denominator for diluted earnings (loss) per share-adjusted
       weighted-average shares after assumed conversions .........         3,508          3,754          3,475          3,790
                                                                        ========       ========       ========       ========

BASIC EARNINGS PER SHARE
Income (loss) from continuing operations .........................      $  (0.21)      $   0.24       $  (0.16)      $   0.18
Discontinued operations:
     Income (loss) from operations ...............................            --           0.04          (0.17)          0.06
     Estimated loss on disposal ..................................         (0.22)            --          (0.25)            --
Extraordinary item ...............................................            --             --           0.03             --
                                                                        --------       --------       --------       --------
Net income (loss) ................................................      $  (0.43)      $   0.28       $  (0.55)      $   0.24
                                                                        ========       ========       ========       ========

DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations .........................      $  (0.21)      $   0.22       $  (0.16)      $   0.17
Discontinued operations:
     Income (loss) from operations ...............................            --           0.04          (0.17)          0.06
     Estimated loss on disposal ..................................         (0.22)            --          (0.25)            --
Extraordinary item ...............................................            --             --           0.03             --
                                                                        --------       --------       --------       --------
Net income (loss) ................................................      $  (0.43)      $   0.26       $  (0.55)      $   0.23
                                                                        ========       ========       ========       ========


         The following number of potentially convertible shares of common stock related to convertible debentures and stock options are as follows at February 28, 1999:


For conversion of convertible debentures ..................                                         9,044
Outstanding stock options .................................                                       545,076
Possible future issuance under stock options plans ........                                       635,133
                                                                                                ---------
    Total .................................................                                     1,189,253
                                                                                                =========

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 9-- STOCK OPTION PLANS

         On December 14, 1998, the Company's Board of Directors approved the re-pricing of stock option grants for Executive Officers, subject to each Executive Officer returning his or her old options for cancellation. For every two options canceled under the 1988 Incentive Stock Option and Non-statutory Stock Option Plans, one option will be reissued under the 1995 Incentive Stock Option Plan. For every four options canceled under the 1995 Incentive Stock Option Plan, three new options will be reissued. Any fractional shares will be rounded up to the nearest whole share. All reissued options are subject to the provisions of the 1995 Plan, including the vesting in accordance with the Company's vesting policy. The exercise price of the reissued options equals the December 14, 1998 closing price of $4.00.



NOTE 10--COMMITMENTS AND CONTINGENCIES

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

         In December, 1998, the Company received the "Notice to Network Providers of HIP, in Rehabilitation" ("Notice") that discloses that HIP has been placed in rehabilitation by the State of New Jersey, with the Commissioner of the Department of Banking and Insurance as named Rehabilitator. In accordance with the initial plan of rehabilitation, the Company had agreed to provide services to members of HIP at 75% of the Company's contract rate for the duration of the period of rehabilitation, or for 90 days, whichever period was shorter. The Company's contract with HIP will terminate on March 31, 1999.

         In February 1999, there was a court-ordered dissolution of HIP. As of February 28, 1999, the Company has recognized approximately $1.3 million of income and has recorded an expense of approximately $0.8 million as a provision for doubtful accounts for HIP accounts receivable. Of the total outstanding accounts receivable at February 28, 1999, approximately $0.2 million relates to revenue recognized during the rehabilitation period and approximately $1.1 million is the gross amount outstanding from pre-rehabilitation accounts receivable. The Company believes it will collect the $0.4 million net receivable that remains at February 28, 1999 (see Note 11-- "Subsequent Events").

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

         During fiscal years 1997 and 1996, the Company recognized a portion of the refunds received as a tax benefit of $0.3 million and $2.4 million, respectively. The balance of the refunds received, $12.1 million, is recorded as a deferred liability, "Unbenefitted tax refunds received," pending resolution by the IRS of the appropriateness of the Section 172(f) carryback. The additional refunds requested under Section 172(f) for prior years of $7.7 million have not been received, nor has the Company recognized any tax benefit related to these potential refunds.

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.0 million through February 28, 1999. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commences the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

(3) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of February 28, 1999 the Company has $1.1 million accrued relating to this matter.

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

(5) As previously reported by the Company on Form 8-K dated January 26, 1999, the Company was verbally advised by the staff of the New York Stock Exchange that the Exchange ("Exchange") would initiate action to remove the Company's Common Stock from listing on the Exchange. On February 17, 1999, the Exchange suspended trading of the Company's Common Stock. Effective February 24, 1999, the Company's Common Stock began trading on the Over The Counter Bulletin Board. No assurance may be given that the Company will meet the minimum listing requirements of another stock exchange.

(6) On January 22, 1999, PMR Corporation ("PMR") commenced an action against the Company in San Diego Superior Court. This action seeks damages for alleged breach of a hospital management agreement in connection with the Aurora, Colorado facility. The Complaint seeks compensatory damages of approximately $455,000, plus interest and attorneys' fees. The Superior Court ordered this case into arbitration on March 26, 1999. PMR has recently filed a demand for arbitration of this dispute before the American Arbitration Association, to which the Company has not yet responded. The Company intends to file a counter-claim in the arbitration for PMR's alleged breach of the same hospital management agreement and to actively defend this action. The Company does not believe that the impact of this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

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


NOTE 11-- SUBSEQUENT EVENTS

         On March 11, 1999, the Company completed the sale of its Aurora, Colorado hospital for approximately $3.3 million in cash plus $1.2 million in a secured promissory note.

         On March 17, 1999, the Company received notification from Humana Health Plans of Puerto Rico, Inc. that the Company would not be selected as the provider of behavioral care services for Humana in the event that Humana's contract with the Commonwealth of Puerto Rico is renewed. The Company's contract with Humana will terminate on April 30, 1999. For the nine months ended February 28, 1999 this contract accounts for 46.9%, or $14.4 million, of the Company's operating revenues.

         On March 31, 1999, the Company entered into a settlement agreement with HIP of New Jersey, Inc. ("HIP") that required HIP to pay approximately $0.4 million to the Company in settlement of the Company's claim that was initiated in September, 1998. The settlement does not limit or preclude the right of the Company to receive its pro rata share of future distributions from HIP.

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

GENERAL

         In response to continuing changes in the behavioral healthcare industry, the Company has made significant changes in its operations, including the divestiture of its hospital facilities. During the quarter ended November 30, 1998, the Company adopted a plan to discontinue its hospital operations. As of February 28, 1999, the Company owned one operating hospital located in Aurora, Colorado. The Company expects to complete the sale of its Aurora hospital during fiscal 1999 (see Note 11 to the quarterly unaudited financial statements-- "Subsequent Events").

         For the three months ended February 28, 1999, managed care operations accounted for 97.6%, or $10.0 million, of the Company's operating revenues from continuing operations.


RESULT OF OPERATIONS

THE THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1998:


                                                                                   CONSOLIDATED
THREE MONTHS ENDED                                 MANAGED       CORPORATE AND      CONTINUING     DISCONTINUED
FEBRUARY 28, 1999                                    CARE       OTHER OPERATIONS    OPERATIONS      OPERATIONS
--------------------------------------------       -------      ----------------    -----------     ----------
Operating revenues .........................       $ 10,015          $    248       $ 10,263        $    872

Healthcare operating expenses ..............          8,204                63          8,267             258
General/administrative expenses ............            692               932          1,624              --
Other operating expenses ...................          1,076                50          1,126             782
                                                   --------          --------       --------        --------
                                                      9,972             1,045         11,017           1,040
                                                   --------          --------       --------        --------
     Operating income (loss) ...............       $     43          $   (797)      $   (754)       $   (168)
                                                   ========          ========       ========        ========

                                                                                  CONSOLIDATED
THREE MONTHS ENDED                                 MANAGED       CORPORATE AND     CONTINUING      DISCONTINUED
FEBRUARY 28, 1998                                   CARE       OTHER OPERATIONS    OPERATIONS       OPERATIONS
--------------------------------------------       -------     ----------------    -----------      ----------
Operating revenues .........................       $  9,991          $    308       $ 10,299        $  1,533

Healthcare operating expenses ..............          7,837               162          7,999           1,456

General/administrative expenses ............            591               741          1,332               7
     Other operating expenses ..............            134                65            199             (95)
                                                   --------          --------       --------        --------
           .................................          8,562               968          9,530           1,368
                                                   --------          --------       --------        --------
Operating income (loss) ....................       $  1,429          $   (660)      $    769        $    165
                                                   ========          ========       ========        ========

         The Company reported an operating loss of approximately $0.8 million from continuing operations for the quarter ended February 28, 1999 which included $0.7 million of expense for uncollectable accounts receivable specific to one managed care contract and approximately $0.3 million for costs incurred related to one proposal for Argentina. This is compared to operating income of $0.8 million from continuing operations reported for the quarter ended February 28, 1998.

         Healthcare operating expenses from continuing operations increased by approximately $0.3 million for the quarter ended February 28, 1999 as compared to the quarter ended February 28, 1998. The increase is primarily attributable to costs incurred for one proposal for Argentina. Healthcare operating expense as a percentage of net revenues for managed care operations increased from 78.4% for the quarter ended February 28, 1998 to 81.9% for the quarter ended February 28, 1999.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         General and administrative expenses from continuing operations increased by approximately $0.3 million for the quarter ended February 28, 1999 as compared to the quarter ended February 28, 1998. This increase is attributable to approximately $0.3 million of increased costs over the prior year to manage the Company's information systems, and approximately $0.2 million of increased costs for professional and consulting fees. These increases were offset by savings over the prior year of approximately $0.2 million resulting from the restructuring that was completed during the quarter ended February 28, 1998.

         Other operating expenses from continuing operations increased by $0.9 million for the quarter ended February 28, 1999 compared to the quarter ended February 28, 1998. This increase is directly attributable to the $0.8 million increase in the Company's provision for doubtful accounts and a $0.1 million increase in depreciation expense.



THE NINE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 1998:


                                                                                  CONSOLIDATED
NINE MONTHS ENDED                                 MANAGED        CORPORATE AND     CONTINUING      DISCONTINUED
FEBRUARY 28, 1999                                  CARE        OTHER OPERATIONS    OPERATIONS       OPERATIONS
--------------------------------------------      -------      ----------------    -----------      ----------
Operating Revenues .........................       $ 29,765          $    829       $ 30,594        $  3,236

Healthcare Operating Expenses ..............         23,905               355         24,260           2,900

General/Administrative Expenses ............          1,972             2,888          4,860              16
Other Operating Expenses ...................          1,736               173          1,909           1,321
                                                   --------          --------       --------        --------
                                                     27,613             3,416         31,029           4,237
                                                   --------          --------       --------        --------
Operating Income (loss) ....................       $  2,152          $ (2,587)      $   (435)       $ (1,001)
                                                   ========          ========       ========        ========


                                                                                  CONSOLIDATED
NINE MONTHS ENDED                                 MANAGED        CORPORATE AND     CONTINUING      DISCONTINUED
FEBRUARY 28, 1998                                  CARE        OTHER OPERATIONS    OPERATIONS       OPERATIONS
--------------------------------------------      -------      ----------------    -----------      ----------
Operating Revenues .........................       $ 28,543          $  1,056       $ 29,599        $  4,832


Healthcare Operating Expenses ..............         24,187               738         24,925           4,577

General/Administrative Expenses ............          1,457             2,147          3,604              33
Other Operating Expenses ...................            389               291            680              (1)
                                                   --------          --------       --------        --------
                                                     26,033             3,176         29,209           4,609
                                                   --------          --------       --------        --------
Operating Income (loss) ....................       $  2,510          $ (2,120)      $    390        $    223
                                                   ========          ========       ========        ========


         The Company reported an operating loss from continuing operations of approximately $0.4 million for the nine months ended February 28, 1999, which included $0.8 million of expense for uncollectable accounts receivable specific to one managed care contract and approximately $0.6 million for costs incurred related to one proposal for Argentina. This is compared to the operating income from continuing operations of $0.4 million reported for the nine months ended February 28, 1998.

         Operating revenues from continuing operations increased by 3.3%, or $1.0 million, for the nine months ended February 28, 1999 compared to the nine months ended February 28, 1998. This increase is attributable to an increase in managed care operating revenues of $1.2 million that is primarily due to new business in Texas, Idaho, and Michigan and is offset by a decrease of approximately $0.3 million from corporate and other operations, primarily from the loss of certain behavioral contract management programs that have been canceled or terminated during fiscal 1999.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         Healthcare operating expenses from continuing operations decreased by $0.7 million for the nine months ended February 28, 1999 as compared to the nine months ended February 28, 1998. The decrease is primarily attributable to a $2.2 million decrease over prior year in claims expense that is offset by approximately $0.9 million of expense for the Staff Model clinics that were instituted in Puerto Rico beginning in the second quarter of Fiscal 1998. Additionally, the decrease in claims expense was offset by approximately $0.6 million of costs incurred related to one proposal for Argentina. Healthcare operating expense as a percentage of net revenues for managed care operations decreased from 84.7% for the nine months ended February 28, 1998 to 80.3% for the nine months ended February 28, 1999.

         General and administrative expenses from continuing operations increased approximately $1.3 million for the nine months ended February 28, 1999 compared to the nine months ended February 28, 1998. This increase is primarily due to approximately $0.7 million of increased costs for professional and consulting fees of which $0.2 million is attributable to one legal settlement and approximately $0.7 million of increased costs over the prior year to manage the Company's information systems. These increases were offset by savings over the prior year of approximately $0.2 million resulting from the restructuring that was completed during the quarter ended February 28, 1998.

         Other operating expenses from continuing operations for the nine months ended February 28, 1999 increased by $1.2 million compared to the nine months ended February 28, 1998. This increase is directly attributable to the $1.0 million increase in the managed care division's provision for doubtful accounts and the $0.2 million increase in depreciation expense.


MAJOR CONTRACTS/CUSTOMERS

HUMANA/PCA

         The Company currently provides services to members of Humana Health Plans of Puerto Rico, Inc. ("Humana of Puerto Rico") (successor in interest to PCA Health Plans of Puerto Rico, Inc.) under the terms of management service agreements entered into pursuant to health care contracts awarded to Humana of Puerto Rico by the Puerto Rico Insurance Administration. These contracts are due to expire on March 31, 1999 and Humana of Puerto Rico has notified the Company that the Company's contracts with it will terminate on March 31, 1999, which has been extended to April 30, 1999 (see Note 11 to the quarterly unaudited financial statements-- "Subsequent Events"). For the nine months ended February 28, 1999, these agreements account for 46.9%, or $14.4 million, of the Company's operating revenues.

         Additionally, the contract with Humana establishes an amount that is withheld from Humana's monthly remittances to the Company to cover pharmacy and laboratory costs that are the financial responsibility of the Company, but currently administered by Humana. Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company has reported the contract at a 98.7% loss ratio for the contract to date pending clarification of the actual costs incurred. Efforts are being made to work with Humana to resolve the uncertainty and the Company expects to know the outcome during the current fiscal year.

         The Company also has contracts with Humana Health Plans ("Humana") under which it provides services to members in Florida and Texas. Inclusive of the Humana of Puerto Rico contracts, Humana contracts account for approximately 65.1%, or $19.9 million, of the Company's operating revenues for the nine months ended February 28, 1999.

HIP

         The Company currently provides services to members of the HIP of New Jersey ("HIP") Plan, a managed care company that was placed in court-ordered rehabilitation and subsequently, has been placed in liquidation by the State of New Jersey. The Company has agreed to continue to provide services to HIP Plan members at 75% of the Company's contract rate until March 31, 1999 after which the Company's contract with HIP will terminate. For the nine months ended February 28, 1999, this contract accounts for approximately $1.1 million of net revenues and an estimated $0.4 million of the operating loss from continuing operations. The Company has approximately $0.4 million in accounts receivable, net of a bad debt reserve of approximately $0.8 million, that pertains to services that the Company provided to HIP members in accordance with this contract.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         On September 22, 1998, the Company commenced an action against HIP of New Jersey ("HIP") in the United States District Court for the District of New Jersey. Several causes of action were asserted; the principal one is for breach of contract and the Company is seeking $1.1 million of compensatory damages for the failure of HIP to pay certain cost savings and other monies due to Comprehensive Behavioral Care, Inc. pursuant to a written agreement (see Note 11 to the quarterly unaudited financial statements-- "Subsequent Events").

IMPACT OF YEAR 2000 COMPUTER ISSUES

         The Year 2000 problem exists because many computer programs were designed and developed without considering the upcoming change in century. Historically, certain computerized systems have been designed to have two-digit rather than four-digit fields to define the applicable year and this could mean that many computer programs are unable to distinguish between the year 1900 and the year 2000 when a date of "00" is used for the applicable year. Potential problems could exist for both information technology systems ("IT") and non-IT systems. Non-IT systems typically include embedded technology, such as micro-controllers, and may include equipment ranging from phone switches and fax machines to copy machines. Any failure to have corrected a Year 2000 problem could result in an interruption in certain normal business activities or operations due to errors or system failures.

         The Company has developed a compliance program ("Plan") using an enterprise wide, phased approach for assessing, remediating or replacing, testing, and implementing each of its mission-critical systems. The Plan covers many diverse systems and components of systems and, as such, each system will be treated separately in the Plan. Therefore, it will be possible for different systems to be in different phases of the Plan at any point in time. Additionally, since the Company's Plan addresses the Year 2000 problem from an enterprise wide approach, the Plan covers both information technology ("IT") systems and non-IT systems. The Plan also includes reviews of external vendors, EDI exchange partners, and environmental infrastructure, including utilities and security systems.

         The Company's compliance program includes an estimated completion date of September 30, 1999 for all phases of its Plan for mission-critical systems. The Company defines its mission-critical systems as its 1) clinical operating system, 2) related database and EDI interchanges, 3) operations and facilities systems (includes phone and communications network), and 4) accounting systems.

         The following chart shows the expected completion date for each phase of the Company's Plan for its mission-critical systems:


                                                                            EXPECTED COMPLETION
                                                                              CALENDAR  1999
-------------------------------------------------------------------------------------------------
Phase 0            YEAR 2000 PROJECT OFFICE

                    Initial Assessment of Critical Systems                              Completed

                    Create Year 2000 Project Documents                                  Completed

                    Build Vendor Compliance Database                                    Completed

                    Maintain Vendor Compliance Process                             Fourth Quarter

                    Year 2000 Project Management                                   Fourth Quarter

Phase 1            INVENTORY PHASE                                                      Completed

Phase 2            ASSESSMENT PHASE                                                Second Quarter

Phase 3            REMEDIATE/REPLACE PHASE                                          Third Quarter

Phase 4            TESTING PHASE                                                    Third Quarter

Phase 5            IMPLEMENTATION PHASE                                             Third Quarter
-------------------------------------------------------------------------------------------------

         In addition to the Plan described above, the Company is in the process of assessing the Year 2000 readiness of all third parties having a material relationship with the Company. The preliminary assessment indicates that, while the Company has initially converted two of its four regional offices to a new clinical operating system, the remaining two regions will also require that they be converted to the new clinical operating system. The Company has a planned implementation schedule that was accelerated due to the Year 2000 issues. The estimated completion date for this implementation schedule is September 30, 1999.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         The Company is currently addressing the potential impact of Year 2000 on its non-essential information systems, its other equipment that may be affected by Year 2000, and the impact of transacting business with its parties who do not have Year 2000 compliant systems. As of February 28, 1999, the Company has drafted a letter to send with its survey to all business partners, manufacturers of the Company's non-essential business equipment, and other trade vendors. This letter requests that a written response to the survey be provided to the Company. The second phase to addressing these non-essential information systems will include follow-up, written or telephone requests for survey responses. At February 28, 1999, the Company has not established an expected completion date for these non-essential systems.

         During the nine months ended February 28, 1999, the Company recognized approximately $0.1 million in expense specific to its Year 2000 compliance program of which approximately 34% has already been paid to consultants or vendors providing services or equipment for the Company's compliance program. Additionally, the Company paid approximately $0.3 million that was recorded as capital expenditures during the nine months ended February 28, 1999 which includes the costs for two of the clinical operating system conversions that were planned for Fiscal 1999. The following chart provides a summary of the Company's expected costs and actual expenditures to date related to its Year 2000 Plan.


                                                                 TOTAL         ACTUAL COSTS            REMAINING
                                                                EXPECTED        INCURRED AT            EXPECTED
                                                                 COSTS       FEBRUARY 28, 1999           COSTS
                                                               ----------    -----------------         ---------
Capital expenditures......................................     $  875,000         $725,000              $150,000
Operating expense.........................................        325,000           75,000               250,000
                                                               ----------         --------              --------
Total.....................................................     $1,200,000         $800,000              $400,000
                                                               ==========         ========              ========


         As of February 28, 1999, the Company has not developed any contingency plan should it be unable to become compliant in a timely manner and there can be no assurance that the Company will become Year 2000 compliant. As a result, the Company is unable to state with any certainty the costs of becoming compliant. While the absolute costs cannot be determined at this time, the Company does not expect such costs to exceed $1.2 million, including any costs incurred for system implementations that may have been accelerated due to Year 2000 issues.

         Should the Company be unable to become Year 2000 compliant, the problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition.

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RISK FACTORS


IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) disposing of its remaining psychiatric hospital on acceptable terms (see Note 11 to the quarterly unaudited financial statements-- "Subsequent Events"), (ii) expanding the behavioral managed care operations, (iii) effective management in the delivery of services, (iv) risk and utilization in context of capitated payouts, (v) retaining certain refunds from the IRS (see Note 10, item (2) to the quarterly unaudited financial statements -- "Commitment and Contingencies").

UNCERTAINTY OF FUTURE PROFITABILITY

         As of February 28, 1999, the Company had stockholders' deficit of $2.7 million, a working capital deficiency of approximately $6.2 million and a current ratio of 1:1.3. The Company had a net loss from continuing operations for the quarter ended February 28, 1999 of $0.7 million. There can be no assurance that the Company will be able to achieve and sustain profitability or that the Company can achieve and maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         During prior fiscal years, a principal source of liquidity has been the private sale of equity securities and debt securities convertible into equity. Issuance of additional equity securities by the Company could result in substantial dilution to stockholders.

         The Company has received tax refunds for fiscal 1996 and 1995 in the amounts of $9.4 million and $5.4 million, respectively. Such refunds are based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have an adverse effect on the Company's cash flows. On August 21, 1998, the Company received an examination report from the IRS, dated August 6, 1998, related to its Section 172(f) carryback claims and amended tax returns for prior years, claiming taxes due totaling approximately $12.4 million for which the Company has accrued $12.1 million as of February 28, 1999. The Company filed a protest with the IRS on November 6, 1998 to contest the examination report with the appeals office of the Internal Revenue Service in Laguna Niguel, California. In the event that the Company is unsuccessful in the appeal process, the Company is entitled to a repayment of fees advanced to the Company's tax advisor relating to these refund claims, totaling approximately $2.5 million. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

DEPENDENCE ON KEY PERSONNEL

         The Company depends and will continue to depend upon the services of its senior management and skilled personnel. In fiscal 1998, the Company relocated certain significant management functions to Tampa, Florida where Comprehensive Behavioral Care, Inc., the Company's principal subsidiary, is located.

SHARES ELIGIBLE FOR FUTURE SALE

         The Company has issued or committed to issue 9,000 shares related to the 7 1/2% convertible subordinated debentures due April 15, 2010, and options or other rights to purchase approximately 1,180,000 shares. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in public or private transactions for use in fulfilling its future capital needs (see "Need for Additional Funds; Uncertainty of Future Funding"). Issuance of additional equity could adversely affect the trading price of the Company's Common Stock.

PRICE VOLATILITY IN PUBLIC MARKET

         The securities markets have from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Trading prices of securities of companies in the healthcare and managed care sectors have experienced significant volatility.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ANTI-TAKEOVER PROVISIONS

         The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of February 28, 1999, there are no outstanding shares of Preferred Stock (see Note 5 to the quarterly unaudited financial statements-- "Stockholders' Deficit"). The Company's Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company's Common Stock includes one right on the terms and subject to the conditions of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

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

PART II- OTHER INFORMATION

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

         In December, 1998, the Company received the "Notice to Network Providers of HIP, in Rehabilitation" ("Notice") that discloses HIP has been placed in rehabilitation by the State of New Jersey, with the Commissioner of the Department of Banking and Insurance as named Rehabilitator. In accordance with the initial plan of rehabilitation, the Company had agreed to provide services to members of HIP at 75% of the Company's contract rate for the duration of the period of rehabilitation, or for 90 days, whichever period was shorter. The Company's contract with HIP will terminate on March 31, 1999 and, accordingly, the Company will not provide services to members of HIP after March 31, 1999.

         In February 1999, there was a court-ordered dissolution of HIP and the State of New Jersey has begun the liquidation process. As of February 28, 1999, the Company has recognized approximately $1.3 million of income and has recorded an expense of approximately $0.8 million as a provision for doubtful accounts for HIP accounts receivable. Of the total outstanding at February 28, 1999, approximately $0.2 million relates to revenue recognized during the rehabilitation period and approximately $1.1 million is the gross amount outstanding from pre-rehabilitation accounts receivable. The Company believes it will collect the net receivable of $0.4 million that remains outstanding at February 28, 1999 (see Note 11 to the quarterly unaudited financial statements-- "Subsequent Events").

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.0 million through February 28, 1999. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commences the administrative appeals process. The Company filed a protest letter with the IRS on

         November 6, 1998 and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

(3) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of February 28, 1999 the Company has $1.1 million accrued relating to this matter.

(4) On December 29,1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. The action is only in its formative stages. The Company has denied its liability and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

(5) On January 22, 1999, PMR Corporation ("PMR") commenced an action against the Company in San Diego Superior Court. This action seeks damages for alleged breach of a hospital management agreement in connection with the Aurora, Colorado facility. The Complaint seeks compensatory damages of approximately $455,000, plus interest and attorneys' fees. The Superior Court ordered this case into arbitration on March 26, 1999. PMR has recently filed a demand for arbitration of this dispute before the American Arbitration Association, to which the Company has not yet responded. The Company intends to file a counter-claim in the arbitration for PMR's alleged breach of the same hospital management agreement and to actively defend this action. The Company does not believe that the impact of this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

ITEM 2-- CHANGES IN SECURITIES

         On February 19, 1999 the Lindner Growth Funds converted its holdings of 41,260 shares of Preferred Stock into 343,833 shares of Common Stock in accordance with its rights under the terms of the Company's $50.00 par Series A, non-voting 4% cumulative Convertible Preferred Stock Exchange Agreement (see
Note 5 to the quarterly unaudited financial statements-- "Stockholders
Deficit").

ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27 - Financial Data Schedules (filed herewith).

         (b)      Reports on Form 8-K

                  1. The Company filed a current report on Form 8-K, dated December 7, 1998, to report under Item 5 that the Company had completed its entry into separate agreements with separate purchasers for the sale of its Trinity Oaks Hospital facility located in Fort Worth, Texas and the sale of the Aurora Behavioral Health Hospital facility located in Aurora, Colorado.

                  2. The Company filed a current report on Form 8-K, dated February 5, 1999, to report under Item 5 that the Company was verbally advised by the staff of the New York Stock Exchange that the Exchange intends to initiate action to remove the Company's Common Stock from listing on the Exchange.

                           The Company also reported that it had received a Termination of Agreement letter, dated January 26, 1999, from the purchaser of the Aurora, Colorado facility.

                           Additionally, the Company reported that it had been advised by Humana that the Company's contracts with Humana Health Plans of Puerto Rico, Inc. will terminate on March 31, 1999 and that Humana has invited the Company to bid for the Management of Behavioral Care Services in the event new health insurance contracts are awarded to Humana by the Commonwealth of Puerto Rico.

SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COMPREHENSIVE CARE CORPORATION




April 13, 1999                        by /s/   ROBERT J. LANDIS
                                         ----------------------------------
                                               Robert J. Landis
                                               Executive Vice President and
                                               Chief Financial Officer