Form 10-K405
period 1999-05-31
COMPREHENSIVE CARE CORP
filed 1999-08-27
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended MAY 31, 1999 or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
        __________

        COMMISSION FILE NUMBER 1-9927

                         COMPREHENSIVE CARE CORPORATION
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                                95-2594724
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

4200 WEST CYPRESS STREET, SUITE 300
         TAMPA, FLORIDA                                            33607
(Address of principal executive offices)                        (Zip Code)

                                 (813) 876-5036
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       Title of each class                   Name of each exchange on which registered
       -------------------                   -----------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE            OVER THE COUNTER BULLETIN BOARD
     COMMON SHARE PURCHASE RIGHTS                 OVER THE COUNTER BULLETIN BOARD

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant at August 18, 1999, was $1,908,906 based on the closing sale price of the Common Stock on August 18, 1999, as reported on the Over The Counter Bulletin Board.

         At August 18, 1999, the Registrant had 3,817,811 shares of Common Stock outstanding.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                     PART I

                                ITEM 1. BUSINESS

ORGANIZATIONAL HISTORY

         Comprehensive Care Corporation(R) (the "Company") is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the Company include Comprehensive Behavioral Care, Inc.SM (1) ("CompCare"SM (2) or "CBC") and subsidiary corporations. Prior to fiscal year 1993, the Company principally engaged in the ownership, operation and management of psychiatric and substance abuse programs in Company owned, leased, or unaffiliated hospitals. During Fiscal 1999, the Company completed its plan to dispose of its hospital business segment.

         Commencing in Fiscal 1993, the Company transitioned its business focus to managed behavioral healthcare products and services through its wholly owned subsidiary, CompCare. In addition to its managed care products, the Company continues to provide contract services through its subsidiary, Comprehensive Care Integration, Inc. ("CCI"). The Company's chief focus is its managed care business.

As of May 31, 1999, the Company had the following active subsidiaries:

     Wholly-owned subsidiaries of Comprehensive Behavioral Care, Inc.:          State of Incorporation
     -----------------------------------------------------------------          ----------------------
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

     Wholly-owned subsidiaries of Comprehensive Care Corporation, Inc.:
     ------------------------------------------------------------------
     Comprehensive Care Integration, Inc.                                             Delaware
     Care Institute                                                                   California

     Affiliates sponsored by Comprehensive Behavioral Care, Inc.
     -----------------------------------------------------------
     Comprehensive Provider Networks of Texas, Inc.                                   Texas
     Comprehensive Innovations Institute                                              Texas


         The following table sets forth, for each of the years in the five-year period ended May 31, 1999, the percentage of operating revenues from the Company's managed care operations, contract and other operations, and discontinued operations.

                                                                               YEAR ENDED MAY 31,
                                                              1999      1998        1997     1996    1995
                                                              -----     ----       ----      ----    ----
         Managed care operations (1)........................    87%       83%        72%       49%     19%
         Contract and other operations......................     3%        3%        11%       18%     19%
         Discontinued operations............................    10%       14%        17%       33%     62%
                                                              ----      ----       ----      ----    ----
                                                               100%      100%       100%      100%    100%
                                                              ====      ====       ====      ====    ====

--------------------
(1) The Company has provided managed care products since the acquisition of AccessCare, Inc. in December 1992. On August 1, 1995, the Company renamed this subsidiary to Comprehensive Behavioral Care, Inc.SM


--------------------
(1) Comprehensive Behavioral Care, Inc. is a registered service mark of the Company.
(2) CompCare is a registered service mark of Comprehensive Behavioral Care, Inc.

           COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RECENT DEVELOPMENTS

- During the current fiscal year, CBC successfully completed an NCQA corporate review and, as of August, 1999, the Company's Southeast region operation has been awarded one-year NCQA accreditation.

- During the current fiscal year, the Company sold its remaining hospital facilities and, as a result, has completed its disposal plan for this business segment.

- During the current year, the Company completed implementation of a fully integrated managed care information system designed to improve service, tracking, and reporting (see Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

- The Company's contract with PCA Health Plans of Puerto Rico, Inc. ("PCA"), a subsidiary of Humana, Inc., terminated on March 31, 1999. Following the extension period that ended April 30, 1999, the Company underwent a restructuring that included downsizing in Puerto Rico and a workforce reduction at the corporate office in Tampa, Florida. Approximately 95 positions have been eliminated.

- During the current fiscal year, the Company provided behavioral healthcare services to members of the HIP of New Jersey ("HIP") Plan, a managed care company that was placed in court-ordered rehabilitation and subsequently dissolved. The Company received approximately $0.4 million from HIP following the start of the liquidation process and has recently filed a claim with the HIP estate to recover an additional amount of approximately $1.3 million, although there can be no assurance that the Company will receive any amount from the HIP estate. During Fiscal 1999, the Company recognized approximately $0.7 million of bad debt expense specific to this contract.

- During the current fiscal year, the Company's Common Stock began trading on the Over-the-Counter Bulletin Board after the New York Stock Exchange notified the Company in February, 1999 that the Exchange intended to initiate action to remove the Company's Common Stock from listing on the Exchange.

- The Company currently has six contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 6.9% and 5.5% of the Company's operating revenue from continuing operations for Fiscal 1999 and 1998, respectively. The Company recently received written notice from the Texas HMO that, effective September 1, 1999, this HMO has selected another behavioral healthcare company to manage care for the members covered under four of the six contracts. The HMO cited their obligation to another behavioral healthcare company, under terms and conditions that are tied to an acquisition, as the reason for cancellation of these contracts. Additionally, the letter stated that the Company's two remaining contracts with this HMO will remain in effect through August 31, 2000. These two contracts accounted for approximately 3.7% and 2.1% of operating revenue from continuing operations for Fiscal 1999 and 1998, respectively.

OPERATIONAL OVERVIEW

        For the fiscal year ended May 31, 1999, the Company had a net loss from continuing operations of $3.0 million, which included approximately $0.9 million of bad debt expense specific to two major contracts that terminated during Fiscal 1999, $0.3 million of bad debt expense specific to hospital accounts receivable that were written off after the March 11, 1999 disposal date, and $0.2 million of bad debt expense specific to CCI contracts that were terminated prior to May 31, 1999. Additionally, the Company incurred $0.8 million of expense in its unsuccessful bid for a managed care contract in Argentina and approximately $0.6 million of restructuring costs related to the loss of the PCA contract in Puerto Rico. These expenses were offset by an extraordinary gain of $0.1 million related to the debenture exchange. This compares to net income of $1.5 million from continuing operations for the same period of 1998, which included $1.3 million of income relating to an adjustment made in the Company's estimated claims payable reserve. Stockholders' deficit increased to $4.9 million in Fiscal 1999 from $1.3 million as of May 31, 1998. Cash and cash equivalents improved to $8.0 million as of May 31, 1999, from $6.0 million as of May 31, 1998. Managed care operations accounted for approximately 87% of the Company's operating revenues with contract, discontinued operations, and other operations accounting for 13% of the Company's operating revenues for the fiscal year ended May 31, 1999.

BUSINESS GENERAL

        Comprehensive Behavioral Care manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of health maintenance organizations

           COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


("HMOs"), preferred provider organizations ("PPOs"), and state and county governments. The services provided by managed care operations are delivered through management service agreements, administrative service agreements, and capitated contracts. Under capitated contracts, the primary payor of healthcare services pre-pays a fixed, per member per month ("PMPM") fee for covered psychiatric and substance abuse services to the Company regardless of actual member utilization. Current services include a broad spectrum of inpatient and outpatient mental health and substance abuse therapy, counseling, and supportive interventions. Programs are contracted through inpatient facilities as well as through experienced outpatient practitioners.

        The Company has an incentive to keep its members healthy and to manage its costs through measures such as the monitoring of hospital inpatient admissions and the review of authorizations for various types of outpatient therapy. The goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.

                             MANAGED CARE OPERATIONS

        The Company provides managed behavioral healthcare and substance abuse services for employers, HMOs, PPOs, government organizations, third-party claim administrators, and commercial and other group purchasers of behavioral healthcare services. The Company currently provides services to contracted members in seven states and provides managed behavioral healthcare services to Medicaid recipients through subcontracts with HMOs focused on Medicaid and Medicare beneficiary populations. Medicaid is a state operated program that uses both state and federal funding to provide healthcare services to qualified low-income residents. The programs and services currently offered by the Company's managed care operations include fully integrated, capitated behavioral healthcare services; Employee Assistance Programs (EAPs), case management/utilization review services; administrative services management, provider sponsored health plan development; preferred provider network development, and management and physician advisor reviews; and overall care management services. Fully integrated capitated lives totaled approximately 571,000 and 1,014,000 at May 31, 1999, and 1998, respectively. ASO lives were approximately 217,000 and 199,000 at May 31, 1999, and 1998, respectively. EAP lives were approximately 60,000 and 63,000 at May 31, 1999, and 1998, respectively. The Company manages its clinical service programs using proven treatment technologies and trains its providers to use effective, science-based treatment.

        Managed care operations accounted for approximately 97% of the Company's operating revenues from continuing operations in Fiscal 1999, versus 96% in Fiscal 1998.

SOURCES OF REVENUE

        The Company provides managed behavioral healthcare and substance abuse services to its members under contract. Generally, the Company receives a negotiated amount on a PMPM or capitated basis to provide these services. The Company then contracts directly with providers who receive a pre-determined fee-for-service rate, case rate, or, alternatively, the Company may contract with an integrated provider company on a sub-capitated basis. Behavioral healthcare providers include psychiatrists, clinical psychologists, and other licensed healthcare professionals. Under full-risk capitation arrangements, the Company is responsible for the development and management of service networks, including physicians, therapists and hospitalization services and all claims are managed and paid by the Company. In cases where the Company has made sub-capitation arrangements, the outside company manages service delivery through a Company approved and credentialed network guided by stringent quality standards. In most cases, claims are paid by the Company and deducted from the capitation payment.

DELIVERY OF HEALTHCARE SERVICES

        Members are usually directed to the Company by their employer, HMO, or physician and, if deemed appropriate, receive an initial authorization for a consultation. Based upon the initial consultation, a treatment plan is established for the member. The Company attempts to control its healthcare expense risk by entering into contractual relationships with healthcare providers, including hospitals, physician groups and other managed care organizations, either on a sub-capitated, discounted fee-for-service, or per-case basis. During Fiscal 1999, the Company provided services under capitated arrangements for commercial, Medicare and Medicaid patients in Florida and Texas, commercial and Medicaid patients in Puerto Rico, New Jersey, and Michigan, and commercial patients in Indiana, Idaho, Ohio and Pennsylvania.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         The new business in fiscal year 1999 included capitated arrangements under ASO contracts, in which the client reimburses the Company for the costs of overall behavioral healthcare services rendered through contracted providers. Additionally, the Company has recently been awarded contracts in Florida, Georgia and Michigan that have effective dates beginning in Fiscal 2000. The Company performs periodic reviews of its current contracts with payors and may amend or review the terms of unprofitable contracts.

OVERVIEW OF BEHAVIORAL HEALTHCARE INDUSTRY

         Behavioral healthcare involves the treatment of a variety of behavioral health conditions such as emotional and mental health problems, substance abuse, and other personal concerns that require outpatient and inpatient therapy. The complexity of these conditions has required expanded services to address social issues that exacerbate illness. There is a growing emphasis on the correlation between physical and mental illness, with resultant expansion of joint HMO and managed behavioral healthcare organization ("MBHO") programs. As new psychotropic medications have become available, HMOs have expressed to MBHOs their interest in the expansion of pharmacy management.

         Industry sources estimate that approximately $95 billion was spent on behavioral healthcare services in 1997, or approximately 9% of total U.S. healthcare spending. Behavioral healthcare spending includes money spent on mental health and chemical dependency treatment and does not include spending on psychotropic medications. In response to escalating costs, behavioral healthcare companies, such as Comprehensive Behavioral Care, have expanded their focus on member care and arranging for the appropriate level of service in a cost-effective manner. As a result of the transition to managed behavioral healthcare, occupancy rates and average length of stay for inpatient facilities have declined, while outpatient treatment and alternative care services have increased.


GROWTH STRATEGY

         The Company's objective is to expand its presence in both existing and new managed behavioral healthcare markets by obtaining new contracts with HMOs, corporations, government agencies, and other payors through its reputation of providing quality managed behavioral healthcare services with the most cost-effective use of healthcare resources. New products for existing and potential clients include psychotropic pharmacy benefit management, violence prevention and intervention, and catastrophic care management for medical and psychiatric illness.

         CompCare is actively pursuing the expansion of their Criminal Justice programs. CompCare has developed its Behavioral Corrections Program and is currently under contract with the state of Idaho to provide behavioral healthcare services to inmates and parolees. The Company has rendered a full range of corrections healthcare services in the state of Idaho and is now offering such services to new markets. The Company believes that the privatization of corrections healthcare services will continue to provide opportunities for the Company to expand the number and scope of its contracts with state and federal correctional facilities. Additionally, the Company is developing products that will bring its core competencies to new service areas such as behavioral pharmacy management, juvenile justice, and public school systems.

COMPETITION

         The behavioral healthcare industry is highly competitive, with approximately two dozen managed behavioral healthcare companies providing service for more than 149 million lives in the United States. Additionally, there are numerous local and regional group practices, community mental health centers and behavioral healthcare hospitals that manage behavioral healthcare on behalf of HMOs, PPOs and local governments. In the last several years, most markets have seen greater migration to fully capitated HMO products, which is the Company's primary niche. As a consequence of these changes, marketplace spending on managed behavioral healthcare services is expected to grow.

         The Company is subject to numerous state and federal regulations, as well as changes in Medicaid and Medicare reimbursement. As of May 31, 1999, the Company managed approximately 282,000 lives covered through Medicaid in Florida and Texas. In addition, the Company manages approximately 12,000 lives covered through Medicare in Florida and Texas. At this time, the Company is unable to predict what effect, if any, changes in Medicaid and Medicare legislation may have on its business (see "Business - Government Regulation").

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                              GOVERNMENT REGULATION

REGULATORY MONITORING AND COMPLIANCE

         The Company is subject to extensive and evolving state and federal regulations. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably among states. As a result, the Company may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services.

         The Company is licensed to operate in Michigan as a Limited Health Service Organization ("LHSO") and is required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves, or net worth.

         In many states, entities that assume risk under contract with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licensure as either an insurer or HMO in certain states.

         Currently, management cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on further operations to the extent that they are not able to be recouped in future managed care contracts. Management believes that the Company is currently in material compliance with the laws and regulations of the jurisdictions in which it operates.


                                  ACCREDITATION

         To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, the National Committee on Quality Assurance, ("NCQA") has developed an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators, and consumers. The Standards for Accreditation of Managed Behavioral Healthcare Organizations used by NCQA reviewers to evaluate a managed behavioral healthcare organization address the following areas: quality improvement; utilization management; credentialing; members' rights and responsibilities; access, availability, referral and triage; preventative care guidelines; and medical records. These standards validate that a managed behavioral healthcare organization is founded on principles of quality and is continuously improving the clinical care and services it provides. NCQA also utilizes Health Plan Employer Data and Information Set ("HEDIS"), which is a core set of performance measurements developed to respond to complex but clearly defined employer needs as standards for patient care and customer satisfaction. Comprehensive Behavioral Care believes it meets the standards for NCQA accreditation and has adopted HEDIS performance and reporting standards. CBC successfully completed its NCQA corporate review and, as of August 1999, CBC's Southeast Region operation has been awarded one-year NCQA accreditation, a distinction achieved by only three behavioral healthcare companies to date.

                          ADMINISTRATION AND EMPLOYEES

         The Company's executive and administrative offices are located in Tampa, Florida, where management maintains operations, business development, accounting, and governmental and statistical reporting functions. The Company currently employs a total of 147 employees who are assigned to its operations as follows:

                                                TOTAL EMPLOYEES       % OF TOTAL
                                                ---------------       ----------
         Managed care operations.............         119                  81%
         Corporate or other operations.......          28                  19
                                                    -----                ----
                  Total......................         147                 100%
                                                    =====                ====

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                         MANAGEMENT INFORMATION SYSTEMS

         The Company has completed its transition from the UniCare data system to a fully integrated information system designed as a complete managed care, three-tier application. The system, known as Nichols TXEN ("TXEN"), was developed by Nichols Research, and the Company is a licensed user of the TXEN system. The Company has implemented this system as a focused managed behavioral healthcare system in its three active regions. The Company views the system to be adequate for its current and future needs.

         All locations are strategically connected to the Company's frame relay telecommunications network, allowing automated call-path routing to overlap coverage for peak call times. Electronic access is provided and encouraged between the Company and all provider groups wishing to participate in e-mail, electronic billing, and electronic forms. Major care functions such as assessment information, service plans, initial authorizations, extension requests, termination summaries, appeals, credentialing, billing, and claim/encounter processing are backed by decision aids to correctly adjudicate patient-specific transactions.


                               MARKETING AND SALES

         The Company's business development staff is responsible for generating new sales leads and for preparing proposals and responses to formal commercial and public sector Requests for Proposals ("RFPs"). The Company has restructured its marketing activities by expanding its marketing initiatives at the regional level. CBC's Chief Executive Officer has recently assumed responsibility for all business development. Additionally, regional sales personnel have been hired to expand local presence and accountability. Sales expectations are integrated into the performance requirements for executive staff, regional vice presidents and local sales personnel. Product lines have been expanded and criminal justice markets are targeted for significant growth.

           COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


ITEM 2.  PROPERTIES

         The following table sets forth certain information regarding the properties owned or leased by the Company at May 31, 1999. All leases are triple net leases, under which the Company bears all costs of operations, including insurance, taxes, and utilities. The Company is responsible for specified increases in taxes, assessments and operating costs relating to its California facilities.

                                                                         OWNED OR          LEASE      MONTHLY RENTAL
                         NAME AND LOCATION                                LEASED        EXPIRES(1)     (IN DOLLARS)
---------------------------------------------------------------------  --------------  -------------- ---------------
CORPORATE HEADQUARTERS, REGIONAL, ADMINISTRATIVE,
AND OTHER OFFICES
   Corona del Mar, California (Administrative Offices) (2)(3).....        Leased           2006          $15,192
   Tampa, Florida, Corporate Headquarters and Southeastern
   Regional Offices...............................................        Leased           2001           25,713
   Grand Prairie, Texas...........................................        Leased           2000            7,130
   Houston, Texas.................................................        Leased           2000            1,735
   Guaynabo, Puerto Rico  (4).....................................        Leased           2004            8,655
   Naranjito, Puerto Rico ........................................        Leased           2001            1,520
   Bloomfield Hills, Michigan.....................................        Leased           2000            4,667
   Comprehensive Care Integration, Inc., Boise, Idaho.............        Leased           2000          $ 2,085

---------------
(1)  Assumes all options to renew will be exercised.
(2) The Company entered into a sublease agreement for 3,992 square feet, or 58%, of the total area leased. The subleasee pays $8,815 of the total monthly rental agreement as of May 31, 1999 (see Note 21 to the audited consolidated financial statements -- "Related Party Transactions").
(3) The Company's deposit for this lease, which totals $0.1 million, covers the rental amount for the final eight month period under the lease.
(4) The Company has an option to terminate the lease at any time with a 90-day, written notice. However, the Company is required to pay an early termination penalty equal to one month's rent for each full year remaining under the lease.


ITEM 3.  LEGAL PROCEEDINGS

(1) Although no formal claim has been made or asserted, Humana Health Plans of Puerto Rico, Inc. ("Humana") has claimed that the Company owes $3.0 million to Humana in connection with the contract that was terminated by Humana on March 31, 1999. Humana's claim relates to the pharmacy and laboratory costs incurred by Humana throughout the contract period. The Company has expressed to Humana its total disagreement with Humana's position. The Company believes that Humana owes the Company in excess of $3.0 million in relation to this same issue; however, the Company has not formally asserted such claim. The Company does not believe that Humana's claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(2) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of May 31, 1999, the Company has $1.1 million accrued relating to this matter.

  (3) On January 22, 1999, PMR Corporation ("PMR") commenced an action against the Company in San Diego Superior Court. This action seeks damages for alleged breach of a hospital management agreement in connection with the Aurora, Colorado facility. The Complaint seeks compensatory damages of approximately $455,000, plus interest and attorneys' fees. The Superior Court ordered this case into arbitration on March 26, 1999. PMR has filed a demand for arbitration of this dispute before the American Arbitration Association, to which the Company has not yet responded. The Company has filed a counter-

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


         claim in the arbitration for PMR's alleged breach of the same hospital management agreement and intends to actively defend this action. The Company does not believe that the impact of this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(4) On September 22, 1998, the Company commenced an action against HIP of New Jersey ("HIP") in the United States District Court for the District of New Jersey. Several causes of action were asserted; the principal one is for breach of contract and the Company is seeking $1.1 million of compensatory damages for the failure of HIP to pay certain cost savings and other monies due to Comprehensive Behavioral Care, Inc. pursuant to a written agreement.

          In December, 1998, the Company received the "Notice to Network Providers of HIP, in Rehabilitation" ("Notice") that disclosed HIP had been placed in rehabilitation by the State of New Jersey, with the Commissioner of the Department of Banking and Insurance as named Rehabilitator. In accordance with the initial plan of rehabilitation, the Company had agreed to provide services to members of HIP at 75% of the Company's contract rate for the duration of the period of rehabilitation, or for 90 days, whichever period was shorter. The Company's contract with HIP terminated on March 31, 1999.

         In February 1999, there was a court-ordered dissolution of HIP and the State of New Jersey began the liquidation process. On March 31, 1999, the Company entered into a settlement agreement with HIP that required HIP to pay approximately $0.4 million to the Company in settlement of the Company's claim that was initiated in September 1998. The settlement does not limit or preclude the right of the Company to receive its pro-rata share of future distributions from HIP. Additionally, the Company recently filed a claim with the HIP estate to recover an additional amount of approximately $1.3 million, although there can be no assurance that the Company will receive any amount from the HIP estate.


  (5) In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed for a tentative refund to carry back losses described in Section 172(f) of the IRC, requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.0 million through May 31, 1999. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commences the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds received will be

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


         upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

(6) On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. As of May 31, 1999, the action is in the discovery phase. The Company has denied its liability and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

         From time to time, the Company and its subsidiaries are also parties to and their property is subject to ordinary, routine litigation incidental to their business. In some pending cases, claims exceed insurance policy limits and the Company or a subsidiary may have exposure to liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company's financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                                    PART II.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) During Fiscal 1999, the Company's Common Stock was traded on the New York Stock Exchange through February 18, 1999. In February 1999, the Exchange notified the Company that the Exchange intended to initiate action that would remove the Company's Common Stock from listing on the Exchange.

           Beginning on February 23, 1999, the Company's Common Stock is traded on the Over The Counter Bulletin Board ("OTC-BB") under the symbol CHCR. The following table sets forth the range of high and low closing prices for the Common Stock for the fiscal quarters indicated:

                                                                        PRICE

          FISCAL YEAR                                 HIGH              LOW
          -----------                             -------------    --------------
          1999:     FIRST QUARTER                 $  10 15/16(1)   $ 3  7/8  (1)
                    SECOND QUARTER                    5  1/4 (1)     2  1/8  (1)
                    THIRD QUARTER                     5  3/4 (1)        7/8  (2)
                    FOURTH QUARTER                $   1  1/16(2)   $    1/2  (2)

          1998:     FIRST QUARTER                 $  15  1/8 (1)   $10  3/4  (1)
                    SECOND QUARTER                   11 11/16(1)     8 13/16 (1)
                    THIRD QUARTER                    11  1/2 (1)     6       (1)
                    FOURTH QUARTER                $  12 15/16(1)   $ 9  5/16 (1)

         (1) Indicates high and low closing prices as reported by the New York Stock Exchange.

         (2) Indicates high and low closing prices as reported by the OTC-BB.


(b) As of July 31, 1999, the Company had 1,501 stockholders of record of Common Stock.

(c) The Company did not pay any cash dividends on its Common Stock during any quarter of Fiscal 1999, 1998, or 1997 and does not contemplate the initiation of payment of any cash dividends in the foreseeable future (see ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").


ITEM 6.  SELECTED FINANCIAL DATA

         The following tables summarize selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Reclassifications of prior year amounts have been made to conform to the current year's presentation (see
ITEM 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                                                                    YEAR ENDED MAY 31,
STATEMENT OF OPERATIONS DATA:                                       1999        1998         1997       1996         1995
                                                                  --------    --------    --------    --------     --------
                                                                        (Amounts in thousands, except per share data)
OPERATING REVENUES ............................................   $ 39,029    $ 39,787    $ 32,531    $ 21,742    $ 11,081
COSTS AND EXPENSES:
   Healthcare operating expenses ..............................     32,252      32,755      27,996      18,258      11,466
   General and administrative expenses ........................      6,674       5,138       7,383       8,150       4,406
   Provision for doubtful accounts ............................      1,641          94         228         298         155
   Depreciation and amortization ..............................      1,037         772         685         715         500
   Restructuring expenses .....................................        600          --         195          94          --
   Equity in loss of unconsolidated affiliates ................         --          --          --         191          --
                                                                  --------    --------    --------    --------    --------
                                                                    42,204      38,759      36,487      27,706      16,527
                                                                  --------    --------    --------    --------    --------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS ............     (3,175)      1,028      (3,956)     (5,964)     (5,446)

OTHER INCOME (EXPENSES):
   Write-down of assets .......................................         --          --          --          --        (741)
   Gain on sale of assets .....................................          2         314          47       1,336         836
   Loss on sale of assets .....................................         (4)         (9)        (33)        (82)       (354)
   Non-operating gain (loss) ..................................        (79)         50        (390)        860          --
   Interest income ............................................        309         406         259         210          38
   Interest expense ...........................................       (281)       (172)       (732)     (1,374)     (1,366)
                                                                  --------    --------    --------    --------    --------
                                                                       (53)        589        (849)        950      (1,587)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..     (3,228)      1,617      (4,805)     (5,014)     (7,033)

Income tax expense (benefit) ..................................       (146)         63        (341)     (2,478)        180
                                                                  --------    --------    --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS ......................     (3,082)      1,554      (4,464)     (2,536)     (7,213)

DISCONTINUED OPERATIONS:
Income (loss) from operations, less applicable income tax
expense of $0 .................................................       (334)        417        (505)     (1,706)     (4,320)

Loss on disposal, less applicable income tax expense of $0 ....       (698)         --          --          --          --
                                                                  --------    --------    --------    --------    --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .......................     (4,114)      1,971      (4,969)     (4,242)    (11,533)


EXTRAORDINARY GAIN, NET OF TAXES OF $0 ........................        120          --       2,172          --          --
                                                                  --------    --------    --------    --------    --------
NET INCOME (LOSS) .............................................     (3,994)      1,971      (2,797)     (4,242)    (11,533)


Dividends on convertible Preferred Stock ......................        (55)        (82)        (31)         --          --
                                                                  --------    --------    --------    --------    --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS .........   $ (4,049)   $  1,889    $ (2,828)   $ (4,242)   $(11,533)
                                                                  ========    ========    ========    ========    ========

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations ......................   $  (0.88)   $   0.44    $  (1.46)   $  (0.96)   $  (3.18)
Discontinued operations:
   Income (loss) from operations ..............................      (0.09)       0.12       (0.16)      (0.64)      (1.91)
   Loss on disposal ...........................................      (0.20)         --          --          --          --

Extraordinary item ............................................       0.03          --        0.70          --          --
                                                                  --------    --------    --------    --------    --------
Net income (loss) .............................................   $  (1.14)   $   0.56    $  (0.92)   $  (1.60)   $  (5.09)
                                                                  ========    ========    ========    ========    ========

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations ......................   $  (0.88)   $   0.40    $  (1.46)   $  (0.96)   $  (3.18)
Discontinued operations:
   Income (loss) from operations ..............................      (0.09)       0.11       (0.16)      (0.64)      (1.91)
   Loss on disposal ...........................................      (0.20)         --          --          --          --

Extraordinary item ............................................       0.03          --        0.70          --          --
                                                                  --------    --------    --------    --------    --------
Net income (loss) .............................................   $  (1.14)   $   0.51    $  (0.92)   $  (1.60)   $  (5.09)
                                                                  ========    ========    ========    ========    ========

BALANCE SHEET DATA:
Working capital (deficit) .....................................   $ (9,105)   $ (8,859)   $(12,657)   $(21,171)   $(16,342)
Total assets ..................................................     29,066      30,405      24,746      25,119      26,001
Long-term debt ................................................      2,253       2,704       2,712          24       5,077
Long-term debt including current maturities and debentures ....      2,256       2,706       2,758      12,026      17,900
Stockholders' deficit..........................................   $ (4,914)   $ (1,286)   $ (3,570)   $ (7,798)   $ (5,933)

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Annual Report on Form 10-K includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors -- Important Factors Related to Forward-Looking Statements and Associated Risks".

GENERAL

         The following table summarizes the Company's financial data for the fiscal years ended May 31, 1999 and 1998 (in thousands):

                                                              CORPORATE          CONSOLIDATED
                                                              AND OTHER           CONTINUING         DISCONTINUED
1999                                      MANAGED CARE       OPERATIONS           OPERATIONS          OPERATIONS
--------------------------------------   -------------       ----------          ------------        ------------
Operating revenues ...................     $37,691            $  1,338             $ 39,029             $ 4,187

Healthcare operating expenses ........      31,674                 578               32,252               3,082
General/administrative expenses              2,716               3,958                6,674                  16
Other operating expenses .............       2,622                 656                3,278               1,705
                                           -------            --------             --------             -------
                                            37,012               5,192               42,204               4,803
                                           -------            --------             --------             -------
   Operating income (loss) ...........     $   679            $ (3,854)            $ (3,175)            $  (616)
                                           =======            ========             ========             =======

1998
--------------------------------------

Operating revenues ...................     $38,360            $  1,427             $ 39,787             $ 6,276

Healthcare operating expenses ........      31,882                 873               32,755               5,658
General/administrative expenses              2,137               3,001                5,138                 145
Other operating expenses .............         511                 355                  866                  56
                                           -------            --------             --------             -------
                                            34,530               4,229               38,759               5,859
                                           -------            --------             --------             -------
   Operating income (loss) ...........     $ 3,830            $ (2,802)            $  1,028             $   417
                                           =======            ========             ========             =======

           During Fiscal 1999, the Company's operating revenues from continuing operations declined by 1.9%, or $0.8 million. Managed care operations accounted for 87%, or $37.7 million of the Company's overall operating revenues, and 97% of the Company's operating revenues from continuing operations.

RESULTS OF OPERATIONS - THE YEAR ENDED MAY 31, 1999, COMPARED TO THE YEAR ENDED MAY 31, 1998.

           The Company reported a net loss from continuing operations of $3.0 million, which included approximately $0.9 million of bad debt expense specific to two major contracts that terminated during Fiscal 1999, $0.3 million of bad debt expense specific to hospital accounts receivable that were written off after the March 11, 1999 disposal date, and $0.2 million of bad debt expense specific to CCI contracts that were terminated prior to May 31, 1999. Additionally, the Company incurred $0.8 million of expense in its unsuccessful bid for a managed care contract in Argentina, and approximately $0.6 million of restructuring costs related to the loss of the PCA contract in Puerto Rico. These expenses were offset by an extraordinary gain of $0.1 million related to the debenture exchange. This compares to net income of $1.5 million from continuing operations for the same period of 1998, which included $1.3 million of income relating to an adjustment made in the Company's estimated claims payable reserve.

           Operating revenues from continuing operations decreased by 1.9% or $0.8 million for the year ended May 31, 1999, compared to the year ended May 31, 1998. The decrease in operating revenues is attributable to decreases in operating revenues of $0.7 million and $0.1 million for managed care and corporate and other operations, respectively. Managed care revenues decreased due to the loss of two major contracts during the fourth quarter of Fiscal 1999 (see Note 4 to the audited consolidated financial statements -- "Major Customers/Contracts"). The decline in operating revenue from corporate and other operations is primarily due to the cancellation or termination of several unprofitable CCI contracts during Fiscal 1999.

           Healthcare operating expenses from continuing operations decreased by $0.5 million for the year ended May 31, 1999, as compared to the year ended May 31, 1998. The decrease in healthcare operating expenses is primarily attributable to the decrease in managed care and CCI revenues during Fiscal 1999. Healthcare operating

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



expenses as a percentage of net revenues for managed care operations increased slightly from 82.3% for the year ended May 31, 1998, to 82.6% for the year ended May 31, 1999. This percentage increase is primarily attributable to the Fiscal 1998 fourth quarter reduction in the Company's accrued claims payable by $1.3 million, as a result of the Company changing its methodology from a method based on authorizations to a traditional actuarial completion factor methodology (see
Note 12 to the audited consolidated financial statements -- "Accrued Claims Payable").

           General and administrative expenses from continuing operations increased by 29.9%, or $1.5 million, for the year ended May 31, 1999, as compared to the year ended May 31, 1998. This increase is primarily due to approximately $1.7 million of increased costs for professional and consulting fees and other administrative costs, including $0.2 million attributable to one legal settlement and $0.7 million of increased costs to manage the Company's information systems. These increases were offset by savings over the prior year of approximately $0.2 million, resulting from the restructuring that was completed during the quarter ended February 28, 1998.

           Other operating costs from continuing operations increased by approximately $2.4 million for the fiscal year ended May 31, 1999, compared to the fiscal year ended May 31, 1998. This increase is directly attributable to the $1.5 million of expense for the Company's provision for doubtful accounts, a $0.3 million increase in depreciation expense and $0.6 million of restructuring costs related to the loss of the Company's Puerto Rico contract.

           The Company is taking steps designed to increase revenues primarily through its managed care operations and continued development of its behavioral medicine products in criminal justice and other markets.

RESULTS OF OPERATIONS - YEAR ENDED MAY 31, 1998 COMPARED TO THE YEAR ENDED MAY 31, 1997

         The Company reported net income from continuing operations of approximately $1.5 million for the year ended May 31, 1998, which included $1.3 million of income relating to an adjustment in the estimated claims payable reserve during the fourth quarter of Fiscal 1998. Additionally, the Company recognized approximately $0.4 million in income representing amounts collected by the Company against the accounts receivable from closed facilities that was previously written off. This is compared to a net loss from continuing operations of $2.3 million reported for the year ended May 31, 1997. Included in the results for Fiscal 1997 is a restructuring charge of $0.2 million, a legal settlement of $0.3 million, and a $2.2 million extraordinary gain relating to the Company's Exchange Offer of its Debentures.

         Operating revenues from continuing operations increased by 22% or $7.3 million for the year ended May 31, 1998 compared to the year ended May 31, 1997. The increase in operating revenues is attributable to increases in operating revenues of $10.1 million and $0.6 million for managed care and corporate operations, that is offset by a $3.5 million decrease in revenues for contract operations. Managed care revenues increased 36% due, in part, to new contracts effective in Fiscal 1998.

         Healthcare operating expenses from continuing operations increased by $4.8 million for the year ended May 31, 1998 as compared to the year ended May 31, 1997. The increase in healthcare operating expenses is primarily attributable to an increase in managed care operating revenue. Healthcare operating expenses as a percentage of net revenues for managed care operations decreased from 89% for the year ended May 31, 1997 to 80% for the year ended May 31, 1998. This percentage decrease is primarily attributable to a change in service mix as well as the Company's reduction of its accrued claims payable by $1.3 million in the fourth quarter Fiscal 1998, as a result of the Company changing its methodology from a method based on authorizations to a traditional actuarial completion factor methodology (see Note 12 to the audited consolidated financial statements -- "Accrued Claims Payable". The increase in healthcare operating expenses for the managed care operations was partially offset by a decline in healthcare operating expenses for contract operations.

         General and administrative expenses from continuing operations decreased by 30%, or $2.2 million for the year ended May 31, 1998 as compared to the year ended May 31, 1997. This reduction in expense reflects a decline in corporate overhead spending due to a corporate restructuring.

         Other operating expenses from continuing operations declined by $0.2 million as a result of a decrease in the provision for doubtful accounts which is primarily attributable to $0.4 million of amounts collected by the Company against accounts receivable from closed facilities that were previously written off. Interest expense decreased by 77%, or $0.6 million for the year ended May 31, 1998 compared to the year ended May 31, 1997 as a

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



result of the Debenture Exchange in the third quarter of Fiscal 1997. Additionally, the Fiscal 1997 results included a non-recurring $0.2 million restructuring charge.

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 1999, the Company had unrestricted cash and cash equivalents of $8.0 million. During the fiscal year ended May 31, 1999, the Company used $1.1 million in its continuing operations and $1.9 million was provided by its discontinued operations. Additionally, $1.1 million was provided by its investing activities, and $0.2 million was provided by the Company's financing activities. The Company reported a net loss of $3.0 million from continuing operations for the fiscal year ended May 31, 1999, compared to income of $1.5 million from continuing operations for the fiscal year ended May 31, 1998. The Company has an accumulated deficit of $56.6 million and total stockholders' deficit of $4.9 million as of May 31, 1999. Additionally, the Company's current assets at May 31, 1999, amounted to approximately $22.5 million and current liabilities were approximately $31.6 million, resulting in a working capital deficiency of approximately $9.1 million. The Company's primary use of available cash resources is to expand its managed care business and fund operations.

         The Company's available sources of cash during the next fiscal year will be derived from operations. In recent months, the Company has taken steps necessary to reduce its operating costs by instituting staff reductions and cost control measures. At this time, the Company cannot state with any degree of certainty whether additional equity or debt financing will be available to it and, if available, that the source of financing would be available on terms and conditions acceptable to the Company. Any potential sources of additional financing may be subject to business and economic conditions outside the Company's control.

         The working capital and stockholders' deficits may raise doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

IMPACT OF YEAR 2000 COMPUTER ISSUES

         The Year 2000 problem exists because many computer programs were designed and developed without considering the upcoming change in century. Historically, certain computerized systems have been designed to have two-digit rather than four-digit fields to define the applicable year and this could mean that many computer programs are unable to distinguish between the year 1900 and the year 2000 when a date of "00" is used for the applicable year. Potential problems could exist for both information technology systems ("IT") and non-IT systems. Non-IT systems typically include embedded technology, such as micro-controllers, and may include equipment ranging from telephone switches and fax machines to copy machines. Any failure to correct a Year 2000 problem could result in an interruption in certain normal business activities or operations due to errors or system failures.

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

         The Company's compliance program includes an estimated completion date of September 30, 1999, for all phases of its Plan for mission-critical systems. The Company defines its mission-critical systems as its 1) clinical operating system, 2) related database and EDI interchanges, 3) operations and facilities systems (includes phone and communications network), and 4) accounting systems.

         The following chart shows the expected completion date for each phase of the Company's Plan for its mission-critical systems:

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                    EXPECTED COMPLETION - CALENDAR YEAR 1999



        Phase 0            YEAR 2000 PROJECT OFFICE
                           Initial Assessment of Critical Systems             Completed

                           Create Year 2000 Project Documents                 Completed

                           Build Vender Compliance Database                   Completed

                           Maintain Vendor Compliance Process                 Fourth Quarter

                           Year 2000 Project Management                       Fourth Quarter

        Phase 1            INVENTORY PHASE                                    Completed

        Phase 2            ASSESSMENT PHASE                                   Completed

        Phase 3            REMEDIATE/REPLACE PHASE                            Third Quarter

        Phase 4            TESTING PHASE                                      Third Quarter

        Phase 5            IMPLEMENTATION PHASE                               Third Quarter

         The Company has completed implementation for all regional offices to its new clinical operating system (TXEN). The system was purchased from Nichols Research Corporation and has been certified Year 2000 compliant. The implementation occurred ahead of the scheduled implementation date of September 30, 1999. The Company has also completed full remediation and testing of its main financial and accounting system. The system has processed Fiscal 2000 information with no reported incidents. Additionally the Company has also completed assessment of its mission critical systems, equipment and infrastructure.

         The Company is continuing to address the potential impact of Year 2000 on its non-essential information systems, its other equipment that may be affected by the Year 2000, and the impact of transacting business with parties who do not have Year 2000 compliant systems. As of May 31, 1999, the Company has completed mailing of its Year 2000 survey to all business partners, manufacturers of the Company's non-essential business equipment, and other trade vendors. The Company has also initiated the second phase to address these non-essential information systems by mailing its `Second Notice' to all companies that have not responded to the first mailing. The Company plans to make telephone requests to any company that fails to respond to these written requests for survey responses. To date, the Company has received replies from only 17% of those companies surveyed and, as such, an expected completion date for this correspondence cannot be determined as of May 31, 1999. The Company cannot state with any certainty whether their suppliers, vendors and data exchange partners will remain compliant even if they have stated compliance in previous communications. Even though the Company will observe `On-going Vigilance' for Year 2000 problems, they cannot ensure that their vendors, providers, and manufacturers will be as vigilant.

         As of May 31, 1999, the Company has started a Contingency and Continuity Business Resumption Plan program for all of its core business functions in all regions. The Company will use newly created contingency plans to reduce the risk of disruption of service on January 1, 2000. These processes include the following, core business areas:

         -       Call Processing (Interactive/Call Distribution)
         -       Financial Processing (AP/AR/Claims)
         -       Membership/Eligibility/Authorizations
         -       Correspondence Processing (Authorization Mailers/EOB/EOP)
         -       Certification/Credentialing/ Eligibility
         -       Reporting
         -       Encounters
         -       Infrastructure Systems

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



         During the fiscal year ended May 31, 1999, the Company recognized approximately $0.1 million in expense specific to its Year 2000 compliance program of which approximately 89% has been paid to consultants or vendors providing services or equipment for the Company's compliance program. Additionally, the Company paid approximately $0.3 million that was recorded as capital expenditures during the fiscal year ended May 31, 1999, which includes the costs for three of the clinical operating system conversions that were planned for Fiscal 1999. The following chart provides a summary of the Company's expected costs and actual expenditures to date related to its Year 2000 Plan.

                                  TOTAL            ACTUAL COSTS           REMAINING
                                 EXPECTED           INCURRED AT           EXPECTED
                                  COSTS            MAY 31, 1999             COSTS
                                ----------         -------------         -----------
Capital expenditures            $  875,000         $    754,000          $   121,000
Operating expense ..               325,000              115,000              210,000
                                ----------         ------------          -----------
Total ..............            $1,200,000         $    869,000          $   331,000
                                ==========         ============          ===========

         As of May 31, 1999, the Company has begun the development of its contingency plan should it be unable to become compliant in a timely manner. At this time, there can be no assurance that the Company will become Year 2000 compliant. As a result, the Company is unable to state with any certainty the costs of becoming compliant. While the absolute costs cannot be determined at this time, the Company does not expect such costs to exceed $1.2 million, including any costs incurred for system implementations that may have been accelerated due to Year 2000 issues.

         Should the Company be unable to become Year 2000 compliant, the problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition.


CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Except for historical information, the matters discussed that may be considered forward-looking statements may be subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected, including uncertainties in the market, pricing, competition, procurement efficiencies, uncertainties inherent in the Year 2000 problem, other matters discussed in this annual report on Form 10-K, and other risks detailed from time to time in the Company's SEC reports.


RISK FACTORS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) expanding the managed behavioral healthcare operations, (ii) effective management in the delivery of services, (iii) risk and utilization in context of capitated payouts, (iv) retaining certain refunds from the IRS (see Note 14 to the audited consolidated financial statements -- "Income Taxes").

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



CONCENTRATION OF RISK

         The Company currently has six contracts with one HMO to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Florida and Texas. These combined contracts represent approximately 17.4% and 18.3% of the Company's operating revenue from continuing operations for Fiscal 1999 and 1998 respectively. The terms of each contract are for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. As of May 31, 1999, the Company provides services to approximately 209,000 members in Florida and 4,000 members in Texas from this HMO. The Company views its relationship with the HMO to be satisfactory.

UNCERTAINTY OF FUTURE PROFITABILITY

         As of May 31, 1999, the Company had stockholders' deficit of $4.9 million and a working capital deficiency of approximately $9.1 million. The Company had a net loss from continuing operations for the fiscal year ended May 31, 1999, of $3.0 million. There can be no assurance that the Company will be able to achieve and sustain profitability or that the Company can achieve and maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         During prior fiscal years, a principal source of liquidity has been the private sale of equity securities and debt securities convertible into equity. Issuance of additional equity securities by the Company could result in substantial dilution to stockholders.

         The Company has received tax refunds for Fiscal 1996 and 1995 in the amounts of $9.4 million and $5.4 million, respectively. Such refunds are based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have an adverse effect on the Company's cash flows. On August 21, 1998, the Company received an examination report from the IRS, dated August 6, 1998, related to its Section 172(f) carryback claims and amended tax returns for prior years, claiming taxes due totaling approximately $12.4 million for which the Company has accrued $12.1 million as of May 31, 1999. The Company filed a protest with the IRS on November 6, 1998 to contest the examination report with the appeals office of the Internal Revenue Service in Laguna Niguel, California. In the event that the Company is unsuccessful in the appeal process, the Company is entitled to a repayment of fees advanced to the Company's tax advisor relating to these refund claims, totaling approximately $2.5 million. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.0 million through May 31, 1999. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commences the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

UNCERTAINTY OF PRICING; HEALTHCARE REFORM AND RELATED MATTERS

         Managed care operations are at risk for costs incurred to supply agreed upon levels of service. Failure to anticipate or control costs could have material, adverse effects on the Company. Additionally, the business of providing services on a full-risk capitation basis exposes the Company to the additional risk that contracts negotiated and entered into may ultimately be determined to be unprofitable if utilization levels require the Company to deliver and provide services at capitation rates which do not account for or factor in such utilization levels.

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

SHARES ELIGIBLE FOR FUTURE SALE

         The Company has issued or committed to issue 9,000 shares related to the 7 1/2% convertible subordinated debentures due April 15, 2010, and options or other rights to purchase approximately 1,160,000 shares. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in public or private transactions for use in fulfilling its future capital needs (see "Need for Additional Funds; Uncertainty of Future Funding"). Issuance of additional equity could adversely affect the trading price of the Company's Common Stock.

ANTI-TAKEOVER PROVISIONS

         The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of May 31, 1999, there are no outstanding shares of Preferred Stock (see Note 18 to the audited consolidated financial statements -- "Preferred Stock, Common Stock, and Stock Option Plans"). The Company's Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company's

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company's Common Stock includes one right on the terms and subject to the conditions of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 Index to Consolidated Financial Statements and
                          Financial Statement Schedules

                     Years Ended May 31, 1999, 1998 and 1997

Report of Richard A. Eisner & Company, LLP.......................................................................22
Report of Ernst & Young, LLP.....................................................................................23
Consolidated Balance Sheets, May 31, 1999 and 1998...............................................................24
Consolidated Statements of Operations, Years Ended May 31, 1999, 1998 and 1997...................................25
Consolidated Statements of Stockholders' Deficit, Years Ended May 31, 1999, 1998 and 1997........................26
Consolidated Statements of Cash Flows, Years Ended May 31, 1999, 1998 and 1997...................................27
Notes to Consolidated Financial Statements, Years Ended May 31, 1999, 1998 and 1997...........................28-45

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Comprehensive Care Corporation

         We have audited the accompanying consolidated balance sheet of Comprehensive Care Corporation and subsidiaries as of May 31, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

         As discussed in Note 3, the Company's working capital deficiency and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Notes 3 and 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Richard A. Eisner & Company, LLP
New York, New York
August 13, 1999

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Comprehensive Care Corporation

         We have audited the accompanying consolidated balance sheet of Comprehensive Care Corporation and subsidiaries as of May 31, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended May 31, 1998, in conformity with generally accepted accounting principles.

         As discussed in Note 3, the Company's net working capital deficiency and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in
Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As more fully described in Note 12, the Company changed its method of estimating its claim liability in 1998, which has been accounted for as a change in accounting principle inseparable from a change in estimate.




/s/ Ernst & Young LLP
Tampa, Florida
August 26, 1998

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                                                                                    MAY 31,
                                                                                           1999                 1998
                                                                                         --------             --------
                                                                                             (Amounts in Thousands)
ASSETS
Current assets:
   Cash and cash equivalents ................................................            $  8,026             $  6,016
   Accounts receivable, less allowance for doubtful accounts of $923 and
     $893 ...................................................................                 932                3,280
   Accounts receivable - pharmacy and laboratory costs ......................              10,469                5,655

   Other receivable .........................................................               2,415                2,415
   Other current assets .....................................................                 614                  555
                                                                                         --------             --------
Total current assets ........................................................              22,456               17,921
                                                                                         --------             --------

Property and equipment ......................................................               4,296               11,416
Less accumulated depreciation and amortization ..............................              (2,326)              (4,373)
                                                                                         --------             --------
Net property and equipment ..................................................               1,970                7,043
                                                                                         --------             --------

Non-current assets:
   Property and equipment held for sale .....................................                  --                1,910
   Notes receivable .........................................................               1,172                   94
   Goodwill, net ............................................................               1,080                1,187
   Restricted cash ..........................................................               1,923                1,848
   Other assets .............................................................                 465                  402
                                                                                         --------             --------
Total non-current assets ....................................................               4,640                5,441
                                                                                         --------             --------
Total assets ................................................................            $ 29,066             $ 30,405
                                                                                         ========             ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities .................................            $  4,552             $  5,789
   Accrued claims payable ...................................................               4,369                4,846
   Accrued pharmacy and laboratory costs payable ............................              10,469                5,655
   Current maturities of long-term debt .....................................                   3                    2
   Unbenefitted tax refunds received ........................................              12,092               12,092
   Income taxes payable .....................................................                  76                  306
                                                                                         --------             --------
Total current liabilities ...................................................              31,561               28,690
                                                                                         --------             --------

Long-term liabilities:
   Long-term debt, excluding current maturities .............................               2,253                2,704
   Other liabilities ........................................................                 166                  297
                                                                                         --------             --------
Total long-term liabilities .................................................               2,419                3,001
                                                                                         --------             --------
Total liabilities ...........................................................              33,980               31,691
                                                                                         --------             --------
Commitments and Contingencies (see Note 4 and Note 19)
Stockholders' deficit:
   Preferred stock, $50.00 par value; authorized 60,000 shares; issued and outstanding 0 and 41,260 shares of Series A non-Voting 4% Cumulative
   Convertible Preferred Stock at redemption value ..........................                  --                2,176
   Common stock, $0.01 par value; authorized 12,500,000 shares; issued
   and outstanding 3,817,812 and 3,415,402 ..................................                  38                   34
   Additional paid-in-capital ...............................................              51,794               49,201
   Accumulated deficit ......................................................             (56,746)             (52,697)
                                                                                         --------             --------
Total stockholders' deficit .................................................              (4,914)              (1,286)
                                                                                         --------             --------
Total liabilities and stockholders' deficit .................................            $ 29,066             $ 30,405
                                                                                         ========             ========

                             See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              YEAR ENDED MAY 31,
                                                                               1999                 1998              1997
                                                                              --------           --------           --------
                                                                              (Amounts in thousands, except per share data)

 OPERATING REVENUES ..................................................        $ 39,029           $ 39,787           $ 32,531

 COSTS AND EXPENSES:
   Healthcare operating expenses .....................................          32,252             32,755             27,996
   General and administrative expenses ...............................           6,674              5,138              7,383
   Provision for doubtful accounts ...................................           1,641                 94                228
   Depreciation and amortization .....................................           1,037                772                685
   Restructuring expenses ............................................             600                 --                195
                                                                              --------           --------           --------
                                                                                42,204             38,759             36,487
                                                                              --------           --------           --------
 OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE ITEMS SHOWN BELOW .......................................          (3,175)             1,028             (3,956)

 OTHER INCOME (EXPENSE):
   Gain on sale of assets ............................................               2                314                 47
   Loss on sale of assets ............................................              (4)                (9)               (33)
   Non-operating gain (loss) .........................................             (79)                50               (390)
   Interest income ...................................................             309                406                259
   Interest expense ..................................................            (281)              (172)              (732)
                                                                              --------           --------           --------
 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ........          (3,228)             1,617             (4,805)
 Income tax expense (benefit) ........................................            (146)                63               (341)
                                                                              --------           --------           --------
 INCOME (LOSS) FROM CONTINUING OPERATIONS ............................          (3,082)             1,554             (4,464)

 DISCONTINUED OPERATIONS:
 Income (loss) from operations, less applicable tax expense
   (benefit) of $0 ...................................................            (334)               417               (505)
 Loss on disposal, including operating loss of $282 through disposal
   date, less applicable income tax benefit of $0 ....................            (698)                --                 --
                                                                              --------           --------           --------
 INCOME (LOSS) BEFORE EXTRAORDINARY GAIN .............................          (4,114)             1,971             (4,969)
 EXTRAORDINARY GAIN NET OF TAXES OF $0 ...............................             120                 --              2,172
                                                                              --------           --------           --------
 NET INCOME (LOSS) ...................................................          (3,994)             1,971             (2,797)

 Dividends on convertible Preferred Stock ............................             (55)               (82)               (31)
                                                                              --------           --------           --------

 NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS ...............        $ (4,049)          $  1,889           $ (2,828)
                                                                              ========           ========           ========

 BASIC EARNINGS PER SHARE:
 Income (loss) from continuing operations ............................        $  (0.88)          $   0.44           $  (1.46)
 Discontinued operations:
   Income (loss) from operations .....................................           (0.09)              0.12              (0.16)
   Loss on disposal ..................................................           (0.20)                --                 --
 Extraordinary item ..................................................            0.03                 --               0.70
                                                                              --------           --------           --------
 Net income (loss) ...................................................        $  (1.14)          $   0.56           $  (0.92)
                                                                              ========           ========           ========

 DILUTED EARNINGS PER SHARE:
 Income (loss) from continuing operations ............................        $  (0.88)          $   0.40           $  (1.46)
 Discontinued operations:
   Income (loss) from operations .....................................           (0.09)              0.11              (0.16)
   Loss on disposal ..................................................           (0.20)                --                 --
 Extraordinary item ..................................................            0.03                 --               0.70
                                                                              --------           --------           --------
 Net income (loss) ...................................................        $  (1.14)          $   0.51           $  (0.92)
                                                                              ========           ========           ========

                             See accompanying notes

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)

                                                                                                     ADDITIONAL
                                                          PREFERRED STOCK         COMMON STOCK        PAID-IN        ACCUMULATED
                                                       SHARES       AMOUNT     SHARES       AMOUNT    CAPITAL          DEFICIT
                                                      --------     --------    -------     -------   ----------      -----------
BALANCE, MAY 31, 1996 ............................       --       $    --        2,949       $29      $ 43,931       $(51,758)

   Net loss ......................................       --            --           --        --            --         (2,797)
   Issuance of shares for the purchase of HMS ....       --            --           16        --           120             --
   Shares issued for debenture exchange offer ....       --            --          164         2         1,888             --
   Shares issued for secured note conversion .....       41         2,063           --        --            --             --
   Exercise of stock options .....................       --            --          210         2         1,521             --
   Share issued for conversion of subsidiary stock       --            --          100         1           999             --
   Retirement of common stock ....................       --            --          (11)       --          (159)            --
   Dividends on preferred stock ..................       --            31           --        --            --            (31)
   Vesting of restricted shares ..................       --            --           --        --           588             --
                                                        ---       -------       ------       ---      --------       --------
BALANCE, MAY 31, 1997 ............................       41       $ 2,094        3,428       $34      $ 48,888       $(54,586)

   Net income ....................................       --            --           --        --            --          1,971
   Adjust shares issued for the HMS acquisition ..       --            --           (6)       --          (138)            --
   Exercise of stock options .....................       --            --           44        --           451             --
   Dividends on preferred stock ..................       --            82           --        --            --            (82)
   Cancellation of CEO restricted grant ..........       --            --          (51)       --            --             --
                                                        ---       -------       ------       ---      --------       --------
BALANCE, MAY 31, 1998 ............................       41       $ 2,176        3,415       $34      $ 49,201       $(52,697)

   Net loss ......................................       --            --           --        --            --         (3,994)
   Adjust shares issued for the HMS acquisition ..       --            --           --        --           (94)            --
   Exercise of stock options .....................       --            --           22        --           155             --
   Dividends on preferred stock ..................                     55                                                 (55)
Shares issued for preferred stock conversion ..         (41)       (2,231)         344         4         2,227              0
   Shares issued for debenture exchange offer ....       --            --           37        --           305             --
                                                        ---       -------       ------       ---      --------       --------
BALANCE, MAY 31, 1999 ............................       --       $    --        3,818       $38      $ 51,794       $(56,746)
                                                        ===       =======       ======       ===      ========       ========

                                                              TOTAL
                                                          STOCKHOLDER'S
                                                             DEFICIT
                                                          -------------
BALANCE, MAY 31, 1996 ............................           $(7,798)

   Net loss ......................................            (2,797)
   Issuance of shares for the purchase of HMS ....               120
   Shares issued for debenture exchange offer ....             1,890
   Shares issued for secured note conversion .....             2,063
   Exercise of stock options .....................             1,523
   Share issued for conversion of subsidiary stock             1,000
   Retirement of common stock ....................              (159)
   Dividends on preferred stock ..................                --
   Vesting of restricted shares ..................               588
                                                             -------
BALANCE, MAY 31, 1997 ............................           $(3,570)

   Net Income ....................................             1,971
   Adjust shares issued for the HMS acquisition ..              (138)
   Exercise of stock options .....................               451
   Dividends on preferred stock ..................                --
   Cancellation of CEO restricted grant ..........                --
                                                             -------
BALANCE, MAY 31, 1998 ............................           $(1,286)

   Net loss ......................................            (3,994)
   Adjust shares issued for the HMS acquisition ..               (94)
   Exercise of stock options .....................               155
   Dividends on preferred stock ..................
   Shares issued for preferred stock conversion ..                --
   Shares issued for debenture exchange offer ....               305
                                                             -------
BALANCE, MAY 31, 1999 ............................           $(4,914)
                                                             =======

                             See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED MAY 31,
                                                                                 1999           1998          1997
                                                                                --------       -------       --------
                                                                                        (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations before extraordinary item ........      $(3,082)      $ 1,554       $(4,464)
Adjustments to reconcile (loss) income to net cash (used in) provided by operating activities:
   Depreciation and amortization ..........................................        1,037           772           685
   Asset write-down .......................................................          146            --            --
   Provision for doubtful accounts ........................................        1,641            94           228
   Adjustment to deferred costs ...........................................           --           101            --
   Gain on sale of assets .................................................           (2)         (314)          (47)
   Loss on sale of assets .................................................            4             9            33
   Vesting of restricted shares ...........................................           --            --           588
   Restructuring expenses .................................................          455            --           195
   Goodwill impairment ....................................................           27            --            --
CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable ....................................................         (174)         (749)         (605)
   Accounts receivable - pharmacy and laboratory costs ....................       (4,814)       (5,655)           --
   Notes and other receivables ............................................           --            --           134
   Other current assets, restricted funds, and other non-current assets ...         (184)       (1,670)       (1,660)
   Accounts payable and accrued liabilities ...............................         (379)          (45)       (2,383)
   Accrued claims payable .................................................         (477)       (1,284)        3,452
   Accrued pharmacy and laboratory costs payable ..........................        4,814         5,655            --
   Unbenefitted tax refunds received ......................................           --            --         5,074
   Income taxes payable ...................................................         (109)          (50)          (40)
   Other liabilities ......................................................          (31)          (71)           14
                                                                                 -------       -------       -------
   Net cash (used in) provided by continuing operations ...................       (1,128)       (1,653)        1,204
                                                                                 -------       -------       -------

   Net cash used in discontinued operations ...............................       (1,070)         (214)          (59)
                                                                                 -------       -------       -------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ....................       (2,198)       (1,867)        1,145
                                                                                 -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of hospital property and equipment related to
     discontinued operations ..............................................        4,820         3,072         1,557

   Payment received on note for sale of property and equipment ............           --         1,941            --
   Additions to property and equipment ....................................         (768)       (1,413)         (502)
                                                                                 -------       -------       -------
   Net cash provided by investing activities ..............................        4,052         3,600         1,055
                                                                                 -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of Common Stock .............................          158           358         1,523
   Repayment of debt ......................................................           (2)          (66)       (4,165)
                                                                                 -------       -------       -------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ....................          156           292        (2,642)
                                                                                 -------       -------       -------
Net increase (decrease) in cash and cash equivalents ......................        2,010         2,025          (442)
Cash and cash equivalents at beginning of year ............................        6,016         3,991         4,433
                                                                                 -------       -------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..................................      $ 8,026       $ 6,016       $ 3,991
                                                                                 =======       =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for
        Interest ..........................................................      $   180       $   207       $ 1,327
                                                                                 =======       =======       =======
        Income taxes ......................................................      $    87       $    34       $    54
                                                                                 =======       =======       =======

                             See accompanying notes

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997

NOTE 1 -- DESCRIPTION OF THE COMPANY'S BUSINESS

     Comprehensive Care Corporation(R) (the "Company") is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the "Company" include Comprehensive Behavioral Care, Inc.(SM(1)) ("CompCare"(SM(2)) or "CBC") and subsidiary corporations. The Company, through its wholly owned subsidiary, CompCare, primarily provides managed care services in the behavioral health and psychiatric fields which represented approximately 97% of its revenues from continuing operations in fiscal year 1999. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for its services includes both corporate and governmental entities. The Company's services are provided by employees or by unrelated vendors on a subcontract or subcapitated basis.

     During Fiscal 1999, the Company disposed of its hospital business segment.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reporting Entity and Basis of Presentation

     The consolidated financial statements include the accounts of Comprehensive Care Corporation and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations of the hospital business segment are shown in discontinued operations, with prior years restated, in the accompanying statements of operations.

RECLASSIFICATION

         Certain amounts for 1998 and 1997 have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on the previously reported results of operations or stockholders' deficit.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

REVENUE RECOGNITION

         The Company's managed care activities are performed under the terms of agreements with HMOs, PPOs and other payors to provide contracted medical services to subscribing participants. Under these agreements, revenue arises from agreements to provide contracted services to qualified beneficiaries and is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The Company has certain capitation arrangements whereby a portion of the monthly capitation amount is withheld for certain performance guarantees. Noncompliance by the Company with respect to the performance guarantees could result in the forfeiture, in whole or in part, of such withholds. The Company's revenues from providing other behavioral healthcare services are earned on a fee-for-service basis and are recognized as services are rendered.

HEALTHCARE EXPENSE RECOGNITION

         The Company attempts to control its costs and risk by entering into contractual relationships with healthcare providers including hospitals, physician groups and other managed care organizations either on a sub-capitated, a discounted fee-for-services, or a per-case basis. The Company's capitation contracts typically exclude risk for chronic care patients. The cost of healthcare services is recognized in the period that the Company is obligated to provide such services. Certain contracted healthcare providers assume the financial risk for participant care rendered by them and they are compensated on a sub-capitated basis.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997


         In cases where the Company retains the financial responsibility for authorizations, hospital utilization, and the cost of other behavioral healthcare services, the Company establishes an accrual for estimated claims payable (see Note 12 -- "Accrued Claims Payable").

PREMIUM DEFICIENCIES

         Estimated future healthcare costs and expenses in excess of estimated future premiums are recorded as a loss when determinable. No such deficiencies existed at May 31, 1999 or May 31, 1998.

CASH AND CASH EQUIVALENTS

         Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. These investments aggregated $7.7 million and $4.0 million at May 31, 1999 and 1998, respectively. These investments are included in cash equivalents in the accompanying consolidated balance sheets.

RESTRICTED CASH

         These restricted accounts are required under capitated contracts, primarily the Puerto Rico contract that expired March 31, 1999 (see Note 4 -- "Major Contracts/Customers").

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost and include improvements that significantly add to the productive capacity or extend the useful lives of the assets. Costs of maintenance and repairs are charged to expense as incurred. The costs of major remodeling and improvements are capitalized as leasehold improvements.

         Depreciation and amortization of property and equipment are computed using the straight-line method over the estimated useful lives of the related assets, principally: buildings and improvements -- 5 to 40 years; furniture and equipment -- 3 to 12 years.

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

         Property and equipment held for sale at May 31, 1998 represented net assets of one hospital facility that the Company sold during Fiscal 1999. The carrying value as of May 31, 1998 equaled the estimated net realizable value for this property.

GOODWILL

         Goodwill includes costs in excess of the fair value of net assets of businesses purchased. Costs in excess of net assets purchased are amortized on a straight-line basis up to 21 years. The Company evaluates the recoverability and the amortization period of goodwill by determining whether the amount of goodwill recorded can be recovered through undiscounted cash flows of the business acquired excluding interest expense and amortization over the remaining amortization period. The Company believes that the remaining $1.1 million of net recorded goodwill at May 31, 1999, is recoverable from future estimated undiscounted cash flows. The amounts of goodwill reported in the consolidated balance sheets are net of accumulated amortization of goodwill of $351,000 and $325,000 at May 31, 1999, and 1998, respectively.

ACCRUED CLAIMS PAYABLE

         The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997


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

STOCK OPTIONS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No.123, "Accounting for Stock-based Compensation" requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, in the event that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. However, total compensation expense recognized in 1998 was $83,000 for taxes paid on behalf of employees in connection with stock options exercised.

EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, "Earnings per Share", which the Company adopted in the quarter ending February 28, 1998. Statement 128 replaced the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements (see Note 16 -- "Earnings Per Share").

         In calculating basic earnings (loss) per share, net income (loss) adjusted for dividends on preferred stock, is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the assumed conversion of all dilutive securities, such as options and convertible preferred stock. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a loss from continuing operations.

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997



         The carrying amounts and fair values of the Company's financial instruments at May 31, 1999, and 1998, are as follows:

                                                                             1999                   1998
                                                                     CARRYING     FAIR       CARRYING    FAIR
                                                                      AMOUNT      VALUE       AMOUNT     VALUE
                                                                     --------     -----      --------    -----
                                                                                  (AMOUNTS IN THOUSANDS)
         Assets
         Cash and cash equivalents............................       $ 8,026    $ 8,026      $ 6,016    $ 6,016
         Notes receivable.....................................         1,198      1,198           94         94
         Restricted cash......................................         1,923      1,923        1,848      1,848

         Liabilities
         Long-term debt.......................................       $ 2,244    $ 1,346      $ 2,692    $ 1,615

SEGMENT INFORMATION

         During the fourth quarter of Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has evaluated the effects of this pronouncement and determined that its only operating segment relating to continuing operations is the managed care business.


NOTE 3 -- LIQUIDITY AND CAPITAL RESOURCES

        For the year ended May 31, 1999, the Company incurred a loss from continuing operations of $3.0 million and, as of May 31, 1999, the Company had a working capital deficiency of approximately $9.1 million and a stockholders' deficit of approximately $4.9 million. For the years ended May 31, 1999 and 1998, continuing operations used cash of approximately $1.1 million and $1.6 million, respectively. In addition a contract that generated approximately 44% of operating revenues from continuing operations during Fiscal 1999 expired in March 1999 and was not renewed (see Note 4 -- "Major Customers/Contracts"). The working capital deficiency referred to above results from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 14 -- "Income Taxes").

         The Company cannot state with any degree of certainty whether any required additional equity or debt financing to meet its obligations will be available to it during Fiscal 2000 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company.

         The above conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

         During Fiscal 1999, management has taken steps to trim costs and save cash, including making significant staff reductions and disposing of the Company's hospital business segment. This has allowed the Company to direct its available resources toward the managed care business that is its chief focus. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain profitability.


NOTE 4 -- "MAJOR CONTRACTS/CUSTOMERS

         During Fiscal 1999, the Company provided services to members of Humana Health Plans of Puerto Rico, Inc. ("Humana of Puerto Rico") (successor in interest to PCA Health Plans of Puerto Rico, Inc.) under the terms of management service agreements entered into pursuant to health care contracts awarded to Humana of Puerto Rico by the Puerto Rico Insurance Administration. These contracts expired on March 31, 1999, with an extension period that ended April 30, 1999. For the fiscal year ended May 31, 1999, these agreements account for approximately 44%, or $17.1 million, of the Company's operating revenues from continuing operations.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997


        Additionally, the contract with Humana established an amount that was withheld from Humana's monthly remittances to the Company to cover pharmacy and laboratory costs that are the financial responsibility of the Company, but were administered by Humana. Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company has reported the contract at a 100% loss ratio for the contract to date pending clarification of the actual costs incurred. For the fiscal years ended May 31, 1999 and May 31, 1998, respectively, the Company reported $4.8 million and $5.7 million of revenue with a corresponding amount as claims expense in the accompanying statement of operations with respect to pharmacy and laboratory costs under the contract. Additionally, the Company has reported $10.5 million and $5.7 million as accounts receivable and accrued claims payable in the accompanying balance sheet at May 31, 1999 and May 31, 1998, respectively. During Fiscal 1999, Humana sent written notice to the Company that the Company owed $3.0 million to Humana in connection with these pharmacy and laboratory costs. The Company has expressed to Humana its total disagreement with Humana's position. The Company believes that Humana owes the Company in excess of $3.0 million in relation to this same issue. Efforts are being made to work with Humana to resolve the uncertainty.

              The Company also has contracts with Humana Health Plans ("Humana") under which it provides services to members in Florida and Texas. Inclusive of the Humana of Puerto Rico contracts, Humana contracts account for approximately 62%, or $24.4 million, of the Company's operating revenues from continuing operations for the fiscal year ended May 31, 1999. For the fiscal years ended May 31, 1998 and 1997, these contracts accounted for approximately 66% and 39%, respectively, of the Company's operating revenues from continuing operations.
As of May 31, 1999, the Company provides services to approximately 213,000 members that are covered under the Humana plans in Florida and Texas.

NOTE 5 -- ACQUISITIONS AND DISPOSITIONS

         On March 11, 1999, the Company sold its Aurora, Colorado hospital for $3.3 million of cash plus a $1.2 million note receivable (see Note 10 -- "Notes Receivable"). The Company recognized a $0.4 million loss on the sale of this facility. The sale of its Aurora facility completed the Company's plan of disposition for its hospital business segment (see Note 15 -- "Discontinued Operations").

         On July 25, 1996, the Company consented to closing the acquisition of Healthcare Management Services, Inc., Healthcare Management Services of Ohio, Inc., Healthcare Management Services of Michigan, Inc. and Behavioral Healthcare Management, Inc. (hereafter collectively referred to as "HMS"). The Company consented to the closing, reserving its rights to assert certain claims against the former owners (the "Sellers") and others (see Note 19 -- "Commitments and Contingencies"). HMS contracts with commercial and governmental agencies to provide managed behavioral healthcare programs to patients in Michigan and Ohio. Additionally, HMS provides the following on a contract basis: case management (pre-certification, concurrent review, quality assurance, retrospective chart reviews, peer review and clinical audits as requested by their clients), claims review, network development, credentialing and management of clinical services for hospitals and community providers. The Company recorded the acquisition using the purchase method of accounting. In conjunction with this acquisition, the Company issued a net of 10,000 shares of its Common Stock after giving effect to a settlement with one of the principals in the HMS transaction. The Company's consolidated financial statement for the fiscal year ended May 31, 1997 reflects the results of operations for HMS for the period from July 25, 1996 through May 31, 1997. The unaudited pro forma information below presents the combined results of operations as if the HMS acquisition has occurred at the beginning of Fiscal 1997. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition actually occurred at the beginning of Fiscal 1997, nor is it necessarily indicative of future results.

                                                                                         YEAR ENDED
                                                                                        MAY 31, 1997
                                                                          (Amounts in thousands, except per share
                                                                                           data)
Operating revenues...................................................                      $ 39,896
Loss before extraordinary gain.......................................                        (5,192)
Net loss.............................................................                        (3,020)
Loss per share:
   Loss before extraordinary gain....................................                         (1.68)
   Net loss per common share.........................................                         (0.98)

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997


NOTE 6 -- ACCOUNTS RECEIVABLE
         Accounts receivable consist of the following:

                                                                                                 MAY 31,
                                                                                        1999                1998
                                                                                      --------             -------
                                                                                         (Amounts in thousands)
Accounts receivable - managed care capitation contracts.....................          $    456             $   279
Accounts receivable withholdings - managed care capitation contracts........               576               1,837
Other trade accounts receivable.............................................               823               2,057
                                                                                      --------             -------
   Total accounts receivable................................................          $  1,855             $ 4,173
                                                                                      ========             =======

The following table summarizes changes in the Company's allowances for doubtful accounts for the years ended May 31, 1999, 1998 and 1997:

                                          BALANCE          ADDITIONS
                                       BEGINNING OF       CHARGED TO                        WRITE-OFF OF     BALANCE END OF
                                           YEAR             EXPENSE        RECOVERIES         ACCOUNTS            YEAR
                                       ------------       ----------       ----------       ------------     --------------
                                                                      (Amounts in thousands)
Year ended May 31, 1999*............      $   893           $ 3,582          $ (268)          $ (3,284)          $ 923
Year ended May 31, 1998.............          883               575            (324)              (241)            893
Year ended May 31, 1997.............      $ 1,027           $   914          $ (375)          $   (683)          $ 883

         *Includes $1,673 charged to discontinued operations.

         Recoveries are reflected on the Company's statement of operations as a reduction to the provision for doubtful accounts in the period in which they are received.


NOTE 7 -- OTHER RECEIVABLE

         Other receivable at May 31, 1999, and 1998 represents $2.4 million paid to a vendor to prepare a federal income tax refund that is more fully described in Note 14. The costs incurred will be refunded to the Company should the Internal Revenue Service disallow the refund and require its repayment. To the extent that all or some portion of the refund is allowed by the IRS, a portion of the fees paid will be recognized as expense in proportion to the amount of refund allowed.



NOTE 8 -- PROPERTY AND EQUIPMENT HELD FOR SALE

         During the fiscal year ended May 31, 1999, the Company sold its non-operating facility located in Fort Worth, Texas for $1.8 million in cash, which approximated its net book value.

         During the fiscal year ended May 31, 1998, the Company sold its non-operating hospital facility in Cincinnati, Ohio for $3.0 million cash. The Company recognized a gain of $0.2 million on the disposition.

         During the fiscal year ended May 31, 1997, the Company sold its non-operating facility located in Costa Mesa, California for $2.3 million. The Company received cash of $0.4 million and took a note receivable for $1.9 million. During the fourth quarter of Fiscal 1998, the Company collected cash in full settlement of the note receivable and, at the same time, recognized a gain of $0.1 million that was deferred from Fiscal 1997.

         During the fiscal year ended May 31, 1997, the Company also sold its non-operating facility located in Jacksonville Beach, Florida, for $1.1 million cash, which approximated its net book value.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997


         A summary of the transaction affecting the carrying value of property and equipment held for sale is as follows:

                                                                              MAY 31,
                                                                   1999                 1998
                                                                   ----                 ----
                                                                     (Amounts in thousands)
Beginning balance ...........................                     $ 1,910             $ 4,707
Carrying value of assets sold ...............                      (1,764)             (2,797)
Write-down of assets ........................                        (146)                 --
                                                                  -------             -------
Ending balance ..............................                     $    --             $ 1,910
                                                                  =======             =======


NOTE 9 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                            MAY 31,
                                                                    1999                1998
                                                                  -------             -------
                                                                    (Amounts in thousands)
Land and improvements .......................                     $    --             $ 2,122
Buildings and improvements ..................                          --               4,424
Furniture and equipment .....................                       3,978               4,538
Leasehold improvements ......................                         301                 315
Capitalized leases ..........................                          17                  17
                                                                  -------             -------
                                                                    4,296              11,416
Less accumulated depreciation ...............                      (2,326)             (4,373)
                                                                  -------             -------
Net property and equipment ..................                     $ 1,970             $ 7,043
                                                                  =======             =======

     During Fiscal 1999, the Company sold its remaining operating hospital facility, which had a net book value of $4.8 million at May 31, 1998.


NOTE 10 -- NOTES RECEIVABLE

Notes receivable consist of the following:

                                                                         MAY 31,
                                                                   1999             1998
                                                                  -------             ---
                                                                  (Amounts in thousands)
8% promissory note with monthly principal and interest
        payments, maturing in April, 2006 (a) ........            $ 1,200             $--
Other ................................................                 --              94
                                                                  -------             ---
                                                                    1,200              94
Less current maturities ..............................                (28)             --
                                                                  -------             ---
                                                                  $ 1,172             $94
                                                                  =======             ===

(a) During Fiscal 1999, the Company sold its Aurora, Colorado facility for approximately $3.3 million in cash plus $1.2 million in a secured promissory note (see Note 5 -- "Acquisitions and Dispositions"). At maturity, on April 1, 2006, there is a balloon payment due of approximately $1.0 million.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997



NOTE 11 -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

                                                                                                       MAY 31,
                                                                                                  1999        1998
                                                                                                -------     -------
                                                                                                (Amounts in thousands)
         Accounts payable and accrued liabilities ......................................        $ 1,571     $ 2,012
         Accrued restructuring..........................................................            433          50
         Accrued salaries and wages.....................................................            524         683
         Accrued vacation...............................................................            275         376
         Accrued legal and audit........................................................            626         271
         Payable to third-party intermediaries..........................................          1,094       2,353
         Deferred compensation..........................................................             29          44
                                                                                                -------     -------
                                                                                                $ 4,552     $ 5,789
                                                                                                =======     =======

NOTE 12 -- ACCRUED CLAIMS PAYABLE

         During the fourth quarter of the fiscal year ended May 31, 1998, the Company changed its methodology for estimating accrued claims payable. Prior to Fiscal 1998, the Company based its estimates on open authorizations. The revised method uses a traditional actuarial completion factor methodology. This change in methodology, which is inseparable from a change in estimate, provides a better estimate of the ultimate liability that will be incurred. As a result of the change, the Company reduced the accrued claims payable by $1.3 million which increased basic and diluted earnings per common share applicable to continuing operations and net income by $.38 and $.34, respectively.

Accrued claims payable consist of the following:

                                                                                                       MAY 31,
                                                                                                  1999        1998
                                                                                                -------     -------
                                                                                                (Amounts in thousands)

         Actuarially estimated claims payable...........................................        $ 4,093     $ 4,761
         Subcapitation payable..........................................................            276          85
                                                                                                -------     -------
         Total accrued claims payable...................................................        $ 4,369     $ 4,846
                                                                                                =======     =======

         The Company recognized $1.6 million, $2.6, and $3.9 million in subcapitation expense for the years ended May 31, 1999, 1998 and 1997, respectively. The Company would remain liable to perform the services covered under the subcapitation agreements if the parties with which the Company subcapitates were unable to fulfill their responsibilities under the subcapitation agreement.


NOTE 13 -- LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:

                                                                                                       MAY 31,
                                                                                                 1999         1998
                                                                                                -------     -------
                                                                                               (Amounts in thousands)
         7 1/2% convertible subordinated debentures due April, 2010,
            interest payable semi-annually in April and October.........................        $ 2,244     $ 2,692
         Other long-term debt...........................................................             12          14
                                                                                                -------     -------
         Total long-term debt...........................................................          2,256       2,706
         Less current maturities of long-term debt......................................              3           2
                                                                                                -------     -------
         Long-term debt, excluding current maturities...................................        $ 2,253     $ 2,704
                                                                                                =======     =======

              As of May 31, 1999, aggregate annual maturities of long-term debt to be paid in Fiscal 2000 total approximately $3,000. The Company has no annual maturities of long-term debt after Fiscal 2000 until 2010.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997


         On December 30, 1996, the Company completed a debenture exchange offer with its debentureholders. An aggregate of $6.8 million of principal amount of debentures, representing 72% of the issued and outstanding Debentures, was tendered for exchange to the Company. Pursuant to the terms of the Exchange Offer, the Company paid approximately $4.0 million and issued 164,306 shares of its Common Stock. The resulting net gain on the Debenture exchange was $2.2 million, which was recorded as an extraordinary gain in the accompanying consolidated statement of operations for the year ended May 31, 1997.

         On July 24, 1998, the Company completed a debenture exchange offer with its debentureholders. An aggregate of $0.4 million of principal amount of Debentures, representing approximately 17% of the issued and outstanding Debentures, were tendered for exchange to the Company pursuant to the terms of the Exchange Offer and a total of 33,185 shares of Common Stock were issued by the Company. The resulting gain on the Debenture Exchange of $0.1 million after related costs and expenses, and was recorded as an extraordinary gain in the accompanying consolidated statement of operations for the year ended
May 31, 1998.


NOTE 14 -- INCOME TAXES

         Provision for income taxes consists of the following:

                                                                                           YEAR ENDED MAY 31,
                                                                                     1999         1998         1997
                                                                                    -------     -------       ------
                                                                                          (Amounts in thousands)
     Current:
     Federal....................................................................    $    --     $    --       $ (345)
     State......................................................................       (146)         63            4
                                                                                    -------     -------       ------
                                                                                    $  (146)    $    63       $ (341)
                                                                                    =======     =======       ======

         Reconciliation between the provision for income tax applicable to continuing operations and the amount computed by applying the statutory Federal income tax rate (34%) to income (loss) from continuing operations before income tax is as follows:

                                                                                           YEAR ENDED MAY 31,
                                                                                    1999         1998        1997
                                                                                  --------     ------      --------
                                                                                        (Amounts in thousands)
     Expense (Benefit) from income taxes at the statutory tax rate..............  $ (1,407)    $  692      $ (1,103)
     State income taxes, net of federal tax benefit.............................      (158)        81             3
     Non-deductible items.......................................................        52        137            51
     Change in valuation allowance..............................................     3,273       (995)          952
     Adjustment of net operating losses carryforwards...........................    (1,987)        --            --
     Refund of prior year loss carryback not previously benefitted..............        --         --          (345)
     Other, net.................................................................        81        148           101
                                                                                  --------     ------      --------
                                                                                  $   (146)    $   63      $   (341)
                                                                                  ========     ======      ========

     The Company also received tax refunds of $5.4 million in 1997 and $9.4 million in 1996, associated with its final 1996 and 1995 Federal tax returns, respectively, as discussed further below.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997


     Significant components of the Company's deferred tax assets and liabilities are comprised of the following:


                                                                                                 MAY 31,
                                                                                           1999           1998
                                                                                        ---------       --------
                                                                                          (Amounts in thousands)
     Deferred Tax Assets:
         Net operating losses...................................................        $  13,869       $ 10,957
         Restructuring/non-recurring costs......................................              164          1,285
         Alternative minimum tax credits........................................              667            667
         Payable to Third Party Intermediaries..................................              418            380
         Bad debt expense.......................................................              350            461
         Employee benefits and options..........................................              152            331
         Other, net.............................................................              294            157
                                                                                        ---------       --------
              Total Deferred Tax Assets.........................................           15,914         14,238
         Valuation Allowance....................................................          (14,555)       (11,282)
                                                                                        ---------       --------
         Net Deferred Tax Assets................................................            1,359          2,956
                                                                                        ---------       --------
     Deferred Tax Liabilities;
         Depreciation...........................................................             (442)        (1,240)
         State income taxes.....................................................             (386)          (410)
         Cash to accrual differences............................................             (531)        (1,306)
                                                                                        ---------       --------
              Total Deferred Tax Liabilities....................................           (1,359)        (2,956)
                                                                                        ---------       --------
     Net Deferred Tax Assets....................................................        $       0       $      0
                                                                                        =========       ========

         In connection with the filing of its Federal income tax returns for fiscal year 1995 and 1996, the Company filed for a tentative refund to carry back losses described in Section 172(f) of the Internal Revenue Code ("IRC"), requesting a refund of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

         During fiscal years 1997 and 1996, the Company recognized a portion of the refunds received as a tax benefit of $0.3 million and $2.4 million, respectively. The balance of the refunds received, $12.1 million, is recorded as a deferred liability, "Unbenefitted tax refunds received", pending resolution by the IRS of the appropriateness of the 172(f) carryback. The other refunds requested under Section 172(f) for prior years of $7.7 million have not been received nor has the Company recognized any tax benefit related to these potential refunds.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.0 million through May 31, 1999. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheets. This report commences the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997



determination by the United States Tax Court could take up to an additional twelve months from the commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

         If the IRS were to disallow the refunds claimed, the Company will have additional loss carry forwards of approximately $50 million, which will expire if unused by the year 2014.

         SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at May 31, 1999, and 1998, was necessary to reduce the deferred tax assets to that amount that will more likely than not be realized.

         At May 31, 1999, the Company had Federal accumulated net operating loss carryforwards of approximately $37 million, which would expire in 2010 through 2014. The Company will be allowed a minimum tax credit carryover in the future of approximately $0.7 million against regular tax in the event that regular tax expense exceeds the alternative minimum tax expense.

         The Company may be unable to utilize some or all of its allowable tax deductions or losses, which depends upon factors including the availability of sufficient net income from which to deduct such losses during limited carryback and carryover periods. Further, the Company's ability to use any net operating losses may be subject to limitation in the event that the Company issues or agrees to issue substantial amounts of additional equity. The Company monitors the potential for "change of ownership" and believes that its financing plans as contemplated will not cause a "change of ownership"; however, no assurances can be made that future events will not act to limit the Company's tax benefits.


NOTE 15 -- DISCONTINUED OPERATIONS

         On March 11, 1999, the Company sold its Aurora, Colorado hospital at a loss of $416,000, which completed the Company's plan to dispose of its hospital business segment. Financial information relating to the discontinued hospital business for the 1999, 1998, and 1997 fiscal years is as follows:

                                                             FISCAL YEAR ENDED MAY 31,
                                                      1999*             1998           1997
                                                    -------           ------        -------
                                                              (Amounts in thousands)
Operating revenues ...................              $ 2,713           $6,276          $ 6,973
                                                    -------           ------          -------
Costs and expenses:
   Healthcare operating expenses .....                2,492            5,658            7,080
   General and administrative expenses                   16              145               58
   Provision for doubtful accounts ...                  521                2              311
   Depreciation and amortization .....                   18               54               29
                                                    -------           ------          -------
                                                      3,047            5,859            7,478
                                                    -------           ------          -------
Income (loss) from operations ........              $  (334)          $  417          $  (505)
                                                    =======           ======          =======

          *Year-to-date as of the November 30, 1998 measurement date.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997



NOTE 16 -- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share:

                                                                                                 YEAR ENDED MAY 31,
                                                                                         1999             1998          1997
                                                                                      -----------       -------       -------
                                                                                     (Amounts in thousands, except per share data)
NUMERATOR:
   Income (loss) from continuing operations ....................................      $    (3,082)      $ 1,554       $(4,464)

   Less preferred stock dividends ..............................................              (55)          (82)          (31)
                                                                                      -----------       -------       -------
   Income (loss) from continuing operations available to common stockholders
     before extraordinary item .................................................           (3,137)        1,472        (4,495)
Effect of dilutive securities:
   Preferred Stock dividends ...................................................               --            82            --
                                                                                      -----------       -------       -------
Numerator for diluted earnings (loss) per share available to common
     stockholders from continuing operations after assumed conversions .........           (3,137)        1,554        (4,495)
Discontinued Operations:
   Operating income (loss) .....................................................             (334)          417          (505)
   Loss on disposal ............................................................             (698)           --            --
Extraordinary item .............................................................              120            --         2,172
                                                                                      -----------       -------       -------
Net income (loss) available to common stockholders after assumed conversions ...      $    (4,049)      $ 1,971       $(2,828)
                                                                                      ===========       =======       =======

DENOMINATOR:
   Weighted average shares .....................................................            3,562         3,384         3,088
Effect of dilutive securities:
   Employee stock options ......................................................               --           137            --
   Convertible preferred stock .................................................               --           344            --
                                                                                      -----------       -------       -------
   Dilutive potential common shares ............................................               --           481            --
   Denominator for diluted earnings (loss) per share-adjusted weighted average
     shares after assumed conversions ..........................................            3,562         3,865         3,088
                                                                                      ===========       =======       =======

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations .......................................      $     (0.88)      $  0.44       $ (1.46)
Discontinued operations:
   Income (loss) from operations ...............................................            (0.09)         0.12         (0.16)

   Loss on disposal ............................................................            (0.20)           --            --

Extraordinary item .............................................................             0.03            --          0.70
                                                                                      -----------       -------       -------
Net income (loss) ..............................................................      $     (1.14)      $  0.56       $ (0.92)
                                                                                      ===========       =======       =======

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations .......................................      $     (0.88)      $  0.40       $ (1.46)
Discontinued operations:
   Income (loss) from operations ...............................................            (0.09)          .11         (0.16)

   Loss on disposal ............................................................            (0.20)           --            --

Extraordinary item .............................................................             0.03            --          0.70
                                                                                      -----------       -------       -------
Net income (loss) ..............................................................      $     (1.14)      $  0.51       $ (0.92)
                                                                                      ===========       =======       =======

Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at May 31, 1999:

     Convertible debentures ....................................................            9,044
     Outstanding stock options .................................................          568,033
     Possible future issuance under stock option plans .........................          592,176
                                                                                      -----------
     Total .....................................................................        1,169,253
                                                                                      ===========

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997


NOTE 17 -- EMPLOYEE BENEFIT PLANS

         The Company offers a 401(k) Plan, which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed six consecutive months of employment are eligible to participate in the plan. Effective June 1, 1995, eligibility was modified to six months of employment and a minimum of twenty (20) regularly scheduled hours per week. Each participant may contribute from 2% to 15% of his or her compensation to the Plan subject to limitations on the highly compensated employees to ensure the plan is non-discriminatory. Company contributions are discretionary and are determined quarterly by the Company's Board of Directors or the Plan Committee. The Company's employer matching contributions were $22,000, $31,000, and $26,000 to the Plan in Fiscal 1999, 1998, and 1997
respectively.

NOTE 18 -- PREFERRED STOCK, COMMON STOCK, AND STOCK OPTION PLANS

Preferred Stock

         The Company is authorized to issue up to 60,000 shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series. As of May 31, 1999, there are no outstanding shares of Preferred Stock. The Board of Directors has designated 41,260 shares of Preferred Stock as Series A Non-Voting 4% Cumulative Convertible Preferred Stock, $50 par value (the "Preferred Stock). On January 17, 1997, the Preferred Stock was issued in exchange for the secured convertible note due January 9, 1997, in the principal amount of $2.0 million and bearing interest at the rate of 12% per annum and $63,000 of interest accrued thereon. The Preferred Stock has a cumulative quarterly dividend of 4% per annum which is payable when and as declared by the Board of Directors. However, no dividends will be paid on the Preferred Stock until the Company has positive stockholder's equity. The Preferred Stock is preferred to the extent of $50 per share plus accrued dividends; is convertible into shares of Common Stock at $6 per share, which was the same price at which the principal of the note was exchangeable; and has no voting privileges.

         During February 1999, the 41,260 outstanding shares of Preferred Stock were converted into 343,833 shares of Common Stock.

Common Stock

         The Company is authorized to issue 12.5 million shares of $.01 par value Common Stock. As of May 31, 1999, approximately 3.8 million shares of the Company's Common Stock were outstanding.

         On April 19, 1988, the Company declared a dividend of one common share purchase right ("Right") for each share of Common Stock outstanding at May 6, 1988. Each Right entitles the holder to purchase one share of Common Stock at a price of $300 per share, subject to certain anti-dilution adjustments. The Rights are not exercisable and are transferable only with the Common Stock until the earlier of ten days following a public announcement that a person has acquired ownership of 25% or more of the Company's Common Stock or the commencement or announcement of a tender or exchange offer, the consummation of which would result in the ownership by a person of 30% or more of the Company's Common Stock. In the event that a person acquires 25% or more of the Company's Common Stock or if the Company is the surviving corporation in a merger and its Common Stock is not changed or exchanged, each holder of a Right, other than the 25% stockholder (whose Rights will be void), will thereafter have the right to receive on exercise that number of shares of Common Stock having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or more than 50% of its assets are sold, proper provision shall be made so that each Right holder shall have the right to receive or exercise, at the then current exercise price of the Right, that number of shares of Common Stock of the acquiring company that, at the time of the transaction, would have a market value of two times the exercise price of the Right.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997


The Rights are redeemable at a price of $.20 per Right at any time prior to ten days after a person has acquired 25% or more of the Company's Common Stock.

Stock Option Plans

         The Company has a 1995 Incentive Plan (the "1995 Plan"). The 1995 Plan provides for the granting of options to eligible employees and consultants to the Company. Options granted as incentive stock options, stock rights, stock appreciation rights, limited stock appreciation rights and restricted stock grants under the 1995 Plan may qualify as Incentive Stock Options ("ISOs") under
Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of either 33% each year or 50% each six months. Options for Non-statutory Stock Options ("NSOs") may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The 1995 Plan also provides for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance under the 1995 Plan is 1,000,000. As of May 31, 1999, there were 439,701 options outstanding, and of these options, 195,000 options were exercisable under the 1995 Plans.

         In September 1995, the Board of Directors granted and issued to its President and Chief Executive Officer, 100,000 Restricted Shares of its Common Stock, $0.01 par value. Such grant of Restricted Shares was issued from the Company's 1995 Incentive Plan and was ratified by the stockholders at the 1995 Annual Meeting. On December 19, 1997, the Company, with the consent of the President and Chief Executive Officer, terminated a grant of the 50,500 remaining, unvested shares of Company common stock originally granted in September 1995. Coincident with this transaction, the Company implemented a new program to grant Mr. Street 120,000 options of common stock at a price of $6.6875 (fair value on the date of grant). These options are fully vested, non-incentive stock options, exercisable on and after June 17, 1998 and through December 19, 2002, regardless of whether Mr. Street's employment with the Company continues through that date.

         On November 17, 1998, the Company's Board of Directors approved the re-pricing of stock option grants to employees below the level of Executive Officers, subject to each employee returning his or her old options for cancellation. The cancelled options were replaced by an equivalent number of new options at an exercise price equal to the November 30, 1998 closing price of $3.5625.

         On December 14, 1998, the Company's Board of Directors approved the re-pricing of stock option grants for Executive Officers, subject to each Executive Officer returning his or her old options for cancellation. For every two options cancelled under the 1988 Incentive Stock Option and Non-statutory Stock Option Plans, one option was reissued under the 1995 Incentive Stock Option Plan. For every four options cancelled under the 1995 Incentive Stock Option Plan, three new options were reissued. All reissued options are subject to the provisions of the 1995 Plan, including vesting in accordance with the Company's vesting policy. The exercise price of the reissued options equals the December 14, 1998, closing price of $4.00.

         The Company has a non-qualified stock option plan for its outside directors (the "Directors' Stock Option Plan" or the "Directors' Plan"). Each non-qualified stock option is exercisable at a price equal to the Common Stock's fair market value as of the date of grant. Initial grants vest annually in 25% increments beginning on the first anniversary of the date of grant, provided the individual is still a director on those dates. Annual grants will become 100% vested as of the first annual meeting of the Company's stockholders following the date of grant, provided the individual is still a director as of that date. An optionee who ceases to be a director shall forfeit that portion of the option attributable to such vesting dates on or after the date he or she ceases to be a director. The maximum number of shares authorized for issuance under the Directors' Plan is 250,000. As of May 31, 1999, the Company had no outside directors; however, there were options outstanding to former directors totaling 70,832, all of which were exercisable.

         The Company also has a 1988 ISO Plan and a 1988 NSO Plan. Effective February 3, 1998, the 1988 plans expired and no new grants will be issued. As of May 31, 1999, there were 57,500 options outstanding and, of these options, 49,250 were exercisable under the 1988 Plans.

         Adjusted pro forma information regarding net income or loss and earnings or loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997


fair value method of SFAS 123. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999: volatility factor of the expected market price of the Company's Common Stock of 0.630; expected life of the options of five years and four years; risk-free interest rate of 5.5% and dividend yield of 0%; for 1998: volatility factor of the expected market price of the Company's Common Stock of 0.526; expected life of the options of six years, five years, and four years; risk-free interest rate of 5.5% and dividend yield of 0%. For 1997, the assumptions were: volatility factor of the expected market price of the Company's common stock of 0.524; expected life of the options of six years, five years, and four years, risk-free interest rate of 5.5% and a dividend yield of 0%.

         The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Pro forma disclosures required by SFAS No. 123 include the effects of all stock option awards that were granted by the Company from June 1, 1995 through May 31, 1999. During the phase-in period, the effects of applying this statement for generating pro forma disclosures are not likely to be representative of the effects on pro forma net income (loss) for future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows ("in thousand" except for earnings (loss) per share information):

                                                                                      YEAR ENDED MAY 31,
                                                                                1999           1998         1997
                                                                             ---------        -------     ---------
     Pro forma net income (loss) attributed to common stockholders........   $ (4,773)        $ 1,212     $ (3,210)
     Pro forma net earnings (loss) per common share:
        Basic.............................................................   $  (1.34)        $  0.36     $  (1.04)
        Diluted...........................................................   $  (1.34)        $  0.36     $  (1.05)

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997



         A summary of the Company's stock option activity and related information for the years ended May 31 is as follows:

                                                                                                      WEIGHTED AVERAGE
                                                                                     SHARES             EXERCISE PRICE
                                                                                   ---------          ----------------
     Outstanding as of May 31, 1996............................................     475,916               $    8.26
     Cancelled.................................................................      (1,300)                  13.85
     Granted...................................................................     399,174                   11.13
     Exercised.................................................................    (219,873)                   8.26
     Forfeited.................................................................     (24,668)                   9.45

     Outstanding as of May 31, 1997............................................     629,249               $   10.02
     Cancelled.................................................................     (12,000)                  13.64
     Granted...................................................................     493,949                    8.97
     Exercised.................................................................     (87,300)                   8.42
     Forfeited.................................................................    (299,683)                  10.50

     Outstanding as of May 31, 1998............................................     724,215               $    9.24
     Cancelled.................................................................    (474,550)                   9.15
     Granted...................................................................     548,651                    5.21
     Exercised.................................................................     (22,000)                   7.20
     Forfeited.................................................................    (208,283)                   8.84

     Outstanding as of May 31, 1999............................................     568,033               $    5.63

     The weighted average fair values of options granted were $4.91, $5.18, and $5.96 in Fiscal 1999, 1998, and 1997 respectively.

     A summary of options outstanding and exercisable as of May 31, 1999 follows:

                                                 WEIGHTED-          WEIGHTED-                         WEIGHTED-AVERAGE
                             EXERCISE             AVERAGE            AVERAGE                          EXERCISE PRICE OF
          OPTIONS             PRICE              EXERCISE           REMAINING          OPTIONS           EXERCISABLE
        OUTSTANDING           RANGE                PRICE        CONTRACTUAL LIFE     EXERCISABLE           OPTIONS
        -----------     ------------------      -----------     ----------------     ------------     -----------------
          320,701        $  3.56- $  6.24        $  3.85             9.52               76,000            $  3.99
          165,000        $  6.25- $  8.50        $  6.59             7.76              165,000            $  6.59
           34,166        $  8.51- $  9.75        $  9.13             8.52               34,166            $  9.13
           48,166        $ 10.00- $ 15.00        $ 11.65             7.81               39,916            $ 11.81
          -------                                                                      -------
          568,033                                $  5.63             8.81              315,082            $  6.90
          =======                                                                      =======


NOTE 19 -- COMMITMENTS AND CONTINGENCIES

Lease Commitments

         The Company leases certain facilities, furniture and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases applicable to continuing operations was $1.3 million, $1.0 million, and $1.0 million for fiscal years 1999, 1998, and 1997 respectively.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997



         Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at May 31, 1999:

         FISCAL YEAR                                                                   OPERATING LEASES
         -----------                                                                   ----------------
                                                                                    (Amounts in thousands)
         2000...................................................................           $  733
         2001...................................................................              553
         2002...................................................................              131
         2003...................................................................              106
         2004...................................................................               69
         Later Years............................................................                0
                                                                                           ------
         Total minimum lease payments...........................................           $1,592
                                                                                           ======

Other Commitments and Contingencies

(1) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of May 31, 1999, the Company has $1.1 million accrued relating to this matter.

(2) On January 22, 1999, PMR Corporation ("PMR") commenced an action against the Company in San Diego Superior Court. This action seeks damages for alleged breach of a hospital management agreement in connection with the Aurora, Colorado facility. The Complaint seeks compensatory damages of approximately $455,000, plus interest and attorneys' fees. The Superior Court ordered this case into arbitration on March 26, 1999. PMR has recently filed a demand for arbitration of this dispute before the American Arbitration Association, to which the Company has not yet responded. The Company has filed a counter-claim in the arbitration for PMR's alleged breach of the same hospital management agreement and intends to actively defend this action. The Company does not believe that the impact of this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(3) In January 1999, the Company was verbally advised by the staff of the New York Stock Exchange that the Exchange ("Exchange") would initiate action to remove the Company's Common Stock from listing on the Exchange. On February 17, 1999, the Exchange suspended trading of the Company's Common Stock. Effective February 24, 1999, the Company's Common Stock began trading on the Over The Counter Bulletin Board. No assurance may be given that the Company will meet the minimum listing requirements of another stock exchange.

(4) On September 22, 1998, the Company commenced an action against HIP of New Jersey ("HIP") in the United States District Court for the District of New Jersey. Several causes of action were asserted; the principal one is for breach of contract and the Company is seeking $1.1 million of compensatory damages for the failure of HIP to pay certain cost savings and other monies due to Comprehensive Behavioral Care, Inc. pursuant to a written agreement.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           May 31, 1999, 1998 and 1997



         In December, 1998, the Company received the "Notice to Network Providers of HIP, in Rehabilitation" ("Notice") that disclosed HIP had been placed in rehabilitation by the State of New Jersey, with the Commissioner of the Department of Banking and Insurance as named Rehabilitator. In accordance with the initial plan of rehabilitation, the Company had agreed to provide services to members of HIP at 75% of the Company's contract rate for the duration of the period of rehabilitation, or for 90 days, whichever period was shorter. The Company's contract with HIP terminated on March 31, 1999.

         In February 1999, there was a court-ordered dissolution of HIP and the State of New Jersey began the liquidation process. On March 31, 1999, the Company entered into a settlement agreement with HIP that required HIP to pay approximately $0.4 million to the Company in settlement of the Company's claim that was initiated in September 1998. The settlement does not limit or preclude the right of the Company to receive its pro-rata share of future distributions from HIP.

(5) On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. As of May 31, 1999, the action is in the discovery phase. The Company has denied its liability and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

(6) With respect to the contingency related to prior years' income taxes, see Note 14, "Income Taxes".

(7) With respect to the contingency related to the Humana claim, see Note 4, "Major Customers/Contracts".

         From time to time, the Company and its subsidiaries are also parties and their property is subject to ordinary, routine litigation incidental to their business. In some pending cases, claims exceed insurance policy limits and the Company or a subsidiary may have exposure to a liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company's financial statements.


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


NOTE 20 -- FOURTH QUARTER RESULTS FOR FISCAL 1999 - UNAUDITED

         The net loss from continuing operations for the fourth quarter of Fiscal 1999 was $2.5 million, or $0.66 loss per share, compared to net income from continuing operations of $0.9 million, or $0.23 diluted earnings per share, for the quarter ended May 31, 1998. Included in the fourth quarter results was a non-recurring restructuring charge totaling $0.6 million related to the loss of the Company's Puerto Rico contract, $0.5 million of bad debt expense, and $0.5 million of operating expense incurred after the termination dates specific to the two major contracts that ended during the fourth quarter (see Note 4 -- "Major Contracts/Customers"). The remaining loss is primarily attributable to the loss of revenue following the termination of the Puerto Rico contract.


NOTE 21 - RELATED PARTY TRANSACTIONS

         During Fiscal 1999, the Company had one operating lease for its California facilities that required monthly payments to the lessor of $15,000. As of May 31, 1999, the Company subleases 3,992 square feet, or 58% of the total leased area, to Fruehauf Trailer Corporation ("Fruehauf"). Mr. Street, the Company's Chairman, President, and Chief Executive Officer, is also the Chairman, President, and Chief Executive Officer of Fruehauf, a company that began operating as a debtor in possession in October 1996, but filed a Plan of Reorganization on July 28, 1998. The Plan became effective October 27, 1998 and Mr. Street currently serves as Trustee for The End of the Road Liquidating Trust. During the fiscal year ended May 31, 1999, Fruehauf paid $106,000 to the Company representing the total of 12 monthly payments that were due within the 1999 fiscal period.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                    PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         Effective May 17, 1999, the Company has engaged Richard A. Eisner & Company, LLP ("RAE") as independent accountants to audit its financial statements for the fiscal year ending May 31, 1999. The engagement of RAE is in lieu of Ernst & Young, LLP ("E&Y"), who was dismissed by the Company on May 17, 1999. E&Y has audited the Company's financial statements for each of the two most recent fiscal years, and with respect to which had included in its reports a "going concern" uncertainty and, for the fiscal year ended May 31, 1998, included an explanatory paragraph regarding the Company's change in the method used for estimating its claims liability.

         The Company has not, during its two preceding fiscal years and any subsequent interim periods, had any dispute or disagreement with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their report.

         The engagement of RAE in lieu of E&Y was prompted by economic consideration and was concurred to by the Board of Directors of the Company.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

         NAME                               AGE                      POSITION
         ----                               ---                      --------
Chriss W. Street                             49      Chairman of the Board of Directors (1)(2),
                                                     President(1)(2), and Chief Executive Officer(1)

Mary Jane Johnson                            49      Executive Vice President and Chief Operating Officer (1),
                                                     Chief Executive Officer(2), and Director (1)(2)

Robert Landis                                40      Executive Vice President(1)(2), Chief Financial Officer (1)(2),
                                                     Treasurer (1)(2), and Director (1)

William H. Boucher                           67      Director (3)

J. Marvin Feigenbaum                         49      Director (3)

A. Richard Pantuliano                        54      Director (4)

John A. McCarthy, Jr.                        40      Director (5)

-------------------------------
(1) Comprehensive Care Corporation.
(2) Comprehensive Behavioral Care, Inc. (Principal subsidiary of the Company).
(3) Messrs. Boucher and Feigenbaum each resigned as a Class I Director in April, 1999.
(4) Mr. Pantuliano resigned as a Class I Director in April, 1999.
(5) Mr. McCarthy resigned as a Class II Director in September, 1998.


         As of May 31 1999, the Board of Directors comprises three directors with each member serving as a separate class of director. The three classes serve staggered three-year terms. Directors for each class are elected at the Annual Meeting of Stockholders held in the year in which the term for such class expires. Mr. Street is a Class II director whose term expires at the 1999 Annual Meeting. Ms. Johnson is a Class I Director whose term expires at the 2000 Annual Meeting. Mr. Landis is a Class III director whose term expires at the 2001 Annual Meeting.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



         CHRISS W. STREET, age 49. Mr. Street has been employed by the Company as Chairman, President and Chief Executive Officer since 1994. Mr. Street is a Class II director whose term expires at the 1999 Annual Meeting. Mr. Street served on the Stock Option Committee of the Board of Directors of Nu-Tech Bio-Med, Inc. until his resignation on March 1, 1999 (see Item 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION"). In June 1996, Mr. Street joined the Board of Directors of Fruehauf Trailer Corporation. On October 7, 1996, Fruehauf Trailer Corporation filed for relief under Chapter 11 of the United States Bankruptcy Code and subsequently, Mr. Street was named Chairman, President, and Chief Executive Officer. Fruehauf Trailer Corporation has been operating as a debtor in possession since October 1996, but filed a Plan of Reorganization on July 28, 1998. The Plan became effective October 27, 1998 and Mr. Street currently serves as Trustee for The End of the Road Liquidating Trust. Mr. Street is the founder and principal of Chriss Street & Company, an investment banking corporation specializing in corporate reorganization, factoring and securities trading. Mr. Street served as a board member of the Orange County Employee's Retirement System between February 1996 and December 1997. Mr. Street served as a member of the Board of Directors of StreamLogic Corporation (formerly known as Micropolis Corporation), from February 1996 to May 1997. Mr. Street is a graduate of the University of California, Irvine and the Stanford Business School Executive Program.


         MARY JANE JOHNSON, RN, MBA, age 49. Ms. Johnson has been employed by the Company since August 1996 and was appointed Executive Vice President Clinical Operations in September 1997. In August 1998, Ms. Johnson was appointed to the position of Chief Executive Officer for the Company's principal subsidiary, CompCare. In July 1999, Ms. Johnson was appointed to the position of Chief Operating Officer of Comprehensive Care Corporation. Beginning on April 23, 1999, Ms. Johnson is a Class I director whose term expires at the 2000 Annual Meeting. Ms. Johnson served as Executive Director for Merit Behavioral Care from 1993 to 1996. Ms. Johnson, a Registered Professional Nurse, has a Bachelors Degree in Nursing from the State University of New York and a Masters Degree in Business Administration from Adelphi University.


         ROBERT J. LANDIS, CPA, MBA, age 40. Mr. Landis has served as Executive Vice President, Chief Financial Officer, and Treasurer since July 1998. Beginning on April 23, 1999, Mr. Landis is a Class III director whose term expires at the 2001 Annual Meeting. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization from November 1988 to July 1998. Mr. Landis, a Certified Public Accountant, received a Bachelors Degree in Business Administration from the University of Southern California, and a Masters Degree in Business Administration from California State University at Northridge.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


ITEM 11.  EXECUTIVE COMPENSATION

         This section discloses the compensation earned by the Company's Chief Executive Officer and its other executive officers whose total salary and bonus for Fiscal 1999 exceed $100,000 (together, these persons are sometimes referred to as the "named executives").

                      TABLE I - SUMMARY COMPENSATION TABLE


                                                                       ANNUAL COMPENSATION
                                                                                                             RESTRICTED
                                                                                           OTHER ANNUAL         STOCK
                                                                                           COMPENSATION        AWARD(S)
   FY           NAME                    POSITION               SALARY ($)    BONUS ($)          ($)               ($)
1999    Chriss W. Street     Chairman of the Board of           300,861       80,000            5,831 (1)          --
                             Directors (13,14),
1998    Chriss W. Street      President(13,14)                  264,263           --            6,000 (1)          --
1997    Chriss W. Street     and Chief Executive Officer(13)    245,192       15,947            5,837 (1)     589,919 (2)

1999    Mary Jane Johnson    Executive Vice President and       146,930       50,000               --              --
1998    Mary Jane Johnson    Chief Operating Officer(13),       110,040       20,000               --              --
1997    Mary Jane Johnson    Chief Executive Officer(14),        97,125 (5)    5,000               --              --
                             and Director(13,14)

1999    Robert Landis        Executive Vice President(13),      139,408 (9)   45,000           32,967 (8)          --
                             Chief Financial Officer
1998    Robert Landis         (13,14),                               --           --               --              --
1997    Robert Landis        Treasurer (13,14), and                  --           --               --              --
                             Director (13)

1999    Joni Cummings        Executive Vice President of        121,142           --           50,024 (7)          --
1998    Joni Cummings        Business Development(13)(15)       100,025           --           18,412 (6)          --
1997    Joni Cummings                                            76,949           --           24,308 (6)          --

1999    H.G. Whittington     Executive Vice President            35,000 (10)  15,000               --              --
1998    H.G. Whittington     and National Medical               148,995       20,000               --              --
1997    H.G. Whittington     Director(14)                        50,468 (11)      --               --              --

                                                                       LONG-TERM COMPENSATION
                                                                    SECURITIES         LONG-TERM
                                                                    UNDERLYING         INCENTIVE       ALL OTHER
                                                                    OPTIONS/SARS        PAYOUTS      COMPENSATION
   FY           NAME                    POSITION                        (#)               ($)             ($)
1999    Chriss W. Street     Chairman of the Board of               217,501 (17)          --              906 (12)
                             Directors (13,14),
1998    Chriss W. Street      President(13,14)                      120,000               --           76,998 (3)
1997    Chriss W. Street     and Chief Executive Officer(13)         25,000               --          229,508 (4)

1999    Mary Jane Johnson    Executive Vice President and            20,000               --            1,051 (12)
1998    Mary Jane Johnson    Chief Operating Officer(13),            37,000               --            1,012 (12)
1997    Mary Jane Johnson    Chief Executive Officer(14),             3,000               --              331 (12)
                             and Director(13,14)

1999    Robert Landis        Executive Vice President(13),          153,125 (16)          --               --
                             Chief Financial Officer
1998    Robert Landis         (13,14),                                   --               --               --
1997    Robert Landis        Treasurer (13,14), and                      --               --               --
                             Director (13)

1999    Joni Cummings        Executive Vice President of             14,250               --               --
1998    Joni Cummings        Business Development(13)(15)            17,000               --               --
1997    Joni Cummings                                                 3,000               --               --

1999    H.G. Whittington     Executive Vice President                    --               --               --
1998    H.G. Whittington     and National Medical                    19,000               --               --
1997    H.G. Whittington     Director(14)                             1,000               --               --



(1) Represents a car allowance paid by the Company and in accordance with Mr. Street's employment agreement.
(2) In September 1995, the Board of Directors granted and issued to its President and Chief Executive Officer 100,000 Restricted Shares of its Common Stock, $0.01 per value. The Restricted Shares are subject to vesting at the rate of 5,000 Restricted Shares over a 20-year period. The vesting is subject to acceleration upon the occurrence of certain events as described below. As of May 31, 1997, 49,500 Restricted Shares were vested and 50,500 were unvested, with the holder having sole voting power. On December 16, 1997, the Company, with the consent of Chriss W. Street, terminated a grant of the remaining unvested shares originally granted in September 1995. Coincident with this transaction the Company implemented a new program to grant Mr. Street 120,000 options of Common Stock at a price of $6.6875. The options are fully vested, non-incentive stock options, exercisable on and after June 17, 1998, and through December 19, 2002, regardless of whether Mr. Street's employment with the Company continues through that date.
(3) Represents $75,873 of a one-time bonus for taxes payable due to the acceleration of Restricted Shares and $1,125 in amounts contributed to Mr. Street's 401(k) Plan Account.
(4) Represents $227,589 of a one-time bonus for taxes payable due to the acceleration of Restricted Shares and $1,919 in amounts contributed to Mr. Street's 401(k) Plan Account.
(5) Between August 1, 1996, and January 25, 1997, Ms. Johnson served as an independent consultant to the Company for which she received an aggregate compensation of $53,000.
(6)      Represents commissions paid to Ms. Cummings.
(7)      Represents severance paid to Ms. Cummings.
(8)      Represents moving expenses paid to Mr. Landis.
(9)      Mr. Landis was employed by the Company on July 2, 1998.
(10) Dr. Whittington ceased to be an executive officer of the Company on August 15, 1998.
(11) Dr. Whittington was employed on January 13, 1997. Accordingly, amounts shown for Dr. Whittington reflect compensation that he earned from his date of hire through the end of Fiscal 1997.
(12) Represents amounts contributed by the Company to the indicated person's 401(k) Plan Account.
(13)     Comprehensive Care Corporation.
(14)     Comprehensive Behavioral Care, Inc., Principal Subsidiary of the
         Company.
(15) Ms. Cummings ceased being an Executive Officer of the Company on April 16, 1999.
(16) Includes 87,500 options issued at $10.00 per share that were cancelled and repriced at $4.00 per share on December 14, 1998.
(17) Includes $100,000 of options issued at $6.00 per share that were cancelled and repriced at $4.00 per share on December 14, 1998.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


Employment Agreements

     On September 14, 1998, the Company entered into an employment agreement with Mr. Chriss W. Street that has a term expiring on November 30, 2001. Mr. Street's employment agreement as amended provides for a salary at the rate of $300,000 per annum and includes a performance based bonus of up to a target amount of $100,000 in connection with the Company's Annual Management Bonus Plan ("MBP Plan"). In addition, Mr. Street is provided with health insurance and other benefits and a policy of life insurance. He also receives an auto allowance of $600 per month and reimbursement for expenses incurred on behalf of the Company and in connection with the performance of his duties. The agreement obligates the Company to use its best efforts to cause Mr. Street to continue to be elected as a Class II director, and as Chairman of its Board of Directors. The agreement provides that the Company procures Directors and Officers Liability Insurance in an amount not less than $1.0 million. Mr. Street's employment agreement provides that in the event of a change of control of the Company as defined, Mr. Street will be paid a severance benefit equal to the greater of (i) the balance of his base salary for the remainder of the unexpired term of his agreement or (ii) two times the sum of Mr. Street's then prevailing base salary.

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

     On July 2, 1999, the Company entered into an employment agreement with Ms. Mary Jane Johnson. Ms. Johnson's employment agreement provides for a salary at the rate of $175,000 per annum and includes a performance-based bonus of up to a target amount of $75,000 in connection with the Company's MBP Plan. In addition, Ms. Johnson is provided with health insurance and other benefits and a policy of life insurance.

     On September 14, 1998, the Company entered into an employment agreement with Mr. Robert J. Landis that has a term expiring on January 2, 2000. Mr. Landis' employment agreement as amended provides for a salary at the

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



rate of $150,000 per annum and a performance-based bonus of up to a target amount of $60,000 in connection with the Company's MBP Plan. In addition, Mr. Landis is provided with health insurance and other benefits and a policy of life insurance. Mr. Landis' employment agreement provides that, in the event of a change in control of the Company as defined, Mr. Landis will be paid a severance benefit equal to the greater of (i) the balance of his base salary for the remainder of the unexpired term of his agreement or (ii) twelve (12) months base salary, together with his incentive bonus.

     Effective July 2, 1999, each executive officer is eligible to receive a retention bonus in connection with the Company's Stay Bonus Retention Pool program, provided that he or she continues as an active employee through December 31, 2000.

Indemnification Agreement

     In connection with the Company's indemnification program for executive officers and directors, Messrs. Street and Landis and Ms. Johnson, as well as eight former directors and six former executive officers, are entitled to indemnification.

     The Company considers it desirable to provide each indemnitee with specified assurances that the Company can and will honor the Company's obligations under the Indemnification Agreements, including a policy of insurance to provide for directors and officers liability coverage.

Executive Termination Agreements

     For information related to the termination benefits, see the description of "Employment Agreements" for Messrs. Street and Landis and Ms. Johnson under Executive Compensation.

                     TABLE II - OPTIONS HELD AT MAY 31, 1999

         The following tables present information regarding the number of unexercised options held by the Company's named executives at May 31, 1999. There were no options exercised by the Company's named executives during Fiscal 1999. No stock appreciation rights were granted or held by such persons during Fiscal 1999.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                            NUMBER OF        PERCENT OF TOTAL
                           SECURITIES          OPTIONS/SARS          EXERCISE
                           UNDERLYING           GRANTED TO            OR BASE                               GRANT DATE
                          OPTIONS/SARS         EMPLOYEES IN            PRICE             EXPIRATION            PRESENT
         NAME              GRANTED (#)         FISCAL YEAR           ($/SHARE)              DATE                VALUE
----------------------- ------------------  -------------------   -----------------   ------------------  ------------------
Chriss W. Street              117,501(1)            21.4%             $   4.00           12/14/2008             $ 2.33
                              100,000(2)            18.2%             $   6.00           09/14/2008             $ 2.17
Mary Jane Johnson              20,000(1)             3.6%             $   4.00           12/14/2008             $ 2.33
Robert J. Landis               65,625(1)            12.0%             $   4.00           12/14/2008             $ 2.33
                               87,500(2)            15.9%             $  10.00           07/02/1998             $ 5.82
Joni Cummings                  14,250(1)             2.6%             $   4.00           12/14/2008             $ 2.33
H.G. Whittington                   --                 --                    --                   --                 --

--------------------
(1) On December 14, 1998, the Company's Board of Directors approved the re-pricing of stock option grants for Executive Officers, subject to each Executive Officer returning his or her old options for cancellation (see Note 18 to the audited consolidated financial statements -- "Preferred Stock, Common Stock, and Stock Option Plans").
(2) Represents original options granted under the 1995 Incentive Stock Option Plan during Fiscal 1999. These options were cancelled on December 14, 1998 (see Note 18 to the audited consolidated financial statements -- "Preferred Stock, Common Stock, and Stock Option Plans").

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                   AND AGGREGATED FISCAL YEAR-END OPTION VALUE

                                                                             NUMBER OF
                                                                            SECURITIES             VALUE OF
                                                                             UNDERLYING           UNEXERCISED
                                                                             UNEXERCISED           IN-THE-MONEY
                                                                          OPTIONS/SARS AT       OPTIONS/SARS AT
                                   SHARES                VALUE               FY END (#)            FY END ($)
                                ACQUIRED ON             REALIZED            EXERCISABLE/          EXERCISABLE/
          NAME                  EXERCISE (#)              ($)             UNEXERCISABLE(2)       UNEXERCISABLE
--------------------------   -------------------   -------------------   -------------------   -------------------
Chriss W. Street(1)                  --                    --              235,000/42,501                0/0
Mary Jane Johnson                    --                    --                    0/20,000                0/0
Robert J. Landis                     --                    --                    0/65,625                0/0
Joni Cummings                        --                    --                          --                 --
H.G. Whittington                     --                    --                          --                 --

--------------
(1) Exercisable options include options for 24,000 and 16,000 shares granted in the Company's 1988 Incentive Stock Option and Non-statutory Plans at $6.25 per share and options for 120,000 and 75,000 shares granted in the Company's 1995 Incentive Stock Option Plan at $6.6875 and $4.00 respectively.
(2)  Unexercisable options represent options reissued during Fiscal 1999 (see
     Note 18 to the audited consolidated financial statements -- "Preferred Stock, Common Stock, and Stock Option Plans").


                         TEN-YEAR OPTION/SAR REPRICINGS

                                                                                                                  LENGTH OF
                                           NUMBER OF        MARKET PRICE                                          ORIGINAL
                                          SECURITIES         OF STOCK AT        EXERCISE                        OPTION TERM
                                          UNDERLYING           TIME OF          PRICE AT           NEW          REMAINING AT
                                         OPTIONS/SARS       REPRICING OR        TIME OF          EXERCISE          DATE OF
                                          REPRICED OR         AMENDMENT       REPRICING OR        PRICE         REPRICING OR
        NAME                DATE        AMENDED (#)(1)           ($)           AMENDMENT           ($)          AMENDMENT(2)
----------------------  -------------  ------------------  ----------------  ---------------  ---------------  ----------------
Chriss W. Street          12/14/1998         100,000           $ 4.00        $   6.0000           $ 4.00               9.75
                          12/14/1998          25,000           $ 4.00        $   7.8750           $ 4.00               7.69
                          12/14/1998          20,000           $ 4.00        $   8.0000           $ 4.00               6.23
                          12/14/1998          20,000           $ 4.00        $  10.0000           $ 4.00               6.23
                          12/14/1998          20,000           $ 4.00        $  12.0000           $ 4.00               6.23
Mary Jane Johnson         12/14/1998          37,000           $ 4.00        $  10.8750           $ 4.00               8.73
                          12/14/1998           3,000           $ 4.00        $  13.8750           $ 4.00               8.30
 Robert J. Landis         12/14/1998          87,500           $ 4.00        $  10.0000           $ 4.00               9.55
Joni Cummings             12/14/1998          17,000           $ 4.00        $   8.0000           $ 4.00               9.11
                          12/14/1998           3,000           $ 4.00        $  13.8750           $ 4.00               8.30
H.G. Whittington                  --              --               --                --               --                 --

--------------
(1) On December 14, 1998, the Company's Board of Directors approved the re-pricing of stock option grants for Executive Officers, subject to each Executive Officer returning his or her old options for cancellation. For every two options cancelled under the 1988 Incentive Stock Option and Non-statutory Stock Option Plans, one option was reissued under the 1995 Incentive Stock Option Plan. For every four options cancelled under the 1995 Incentive Stock Option Plan, three new options were reissued. All reissued options are subject to the provisions of the 1995 Plan, including vesting in accordance with the Company's vesting policy. The exercise price of the reissued options equals the December 14, 1998, closing price of $4.00.
(2)      The stated term equals the remaining life in years.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of Common Stock by the directors of the Company, the executive officers named in the Summary Compensation Table included elsewhere herein and all directors and executive officers as a group and by each person who, to the knowledge of the Company, beneficially owned more than 5% of any class of the Company's voting stock as of July 31, 1999. According to rules adopted by the Securities and Exchange Commission, a person is the "beneficial owner" of securities if he or she has, or shares, the power to vote them or to direct their investment. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned.

                                                             AMOUNT AND NATURE OF
                   NAME OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP        PERCENT OF CLASS
         ----------------------------------------------  -----------------------------  -------------------
         Chriss W. Street (1)                                       221,760                    5.8%
         Mary Jane Johnson                                                0                      *
         Robert J. Landis (3)                                        66,125                    1.7%
         Joni Cummings (4)                                               --                     --
         H.G. Whittington (5)                                            --                     --
         John A. McCarthy, Jr. (6)                                       --                     --
         William H. Boucher (2)(7)                                   22,600                      *
         J. Marvin Feigenbaum (2)(7)                                 36,082                      *
         A. Richard Pantuliano (2)(8)                                17,500                      *

         All executive officers and directors                                                  9.5%
            As a group ( persons)

* An asterisk in the Percent of Class Column indicates beneficial ownership of less that 1% of the outstanding Common Stock.
------------------------
(1) Includes 12,260 shares held directly and 160,000 shares subject to options that are presently exercisable or exercisable within 60 days of July 31, 1999. Also includes 49,500 vested shares under a Restricted Stock Agreement over which the holder has the sole voting power.
(2) Includes shares subject to options that are presently exercisable or exercisable within 60 days of July 31, 1999.
(3) Includes 500 shares held directly and 65,625 shares subject to options that are exercisable within 60 days of July 31, 1999.
(4) Ms. Cummings ceased being an Executive Officer of the Company on April 16, 1999. Inclusion of Ms. Cummings on this table is only by reason of inclusion in the Summary Compensation Table.
(5) On August 15, 1998, Dr. Whittington resigned from the Company as an officer and from all positions. Inclusion of Dr. Whittington on this table is only by reason of inclusion in the Summary Compensation Table.
(6)      Mr. McCarthy resigned as a Class II Director in September 1998.
(7) Messrs. Boucher and Feigenbaum each resigned as a Class I Director in April 1999.
(8)      Mr. Pantuliano resigned as a Class III Director in April 1999.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation Committee Interlocks and Insider Participation

         During Fiscal 1999, recommendations and administrative decisions regarding the compensation of the Company's executives were made by the Board of Directors, which is currently comprised entirely of persons who are officers or employees of the Company.

         Mr. Street is a Director of the Company and served on the Stock Option Committee of the Board of Directors of Nu-Tech Bio-Med, Inc. until his resignation on March 1, 1999. The Company's former Vice-Chairman and Chairman of the Compensation Committee, J. Marvin Feigenbaum, is also the Chairman of Nu-Tech Bio-Med, Inc. Mr. Feigenbaum resigned from the Company's Board of Directors in April 1999.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.   Financial Statements - Included in Part II of this report:
              Report of Independent Certified Public Accountants
              Consolidated Balance Sheets, May 31, 1999 and 1998
              Consolidated Statements of Operations, Years Ended May 31, 1999, 1998 and 1997
              Consolidated Statements of Stockholders' Deficit, Years Ended May 31, 1999, 1998 and 1997
              Consolidated Statements of Cash Flows,
              Years Ended May 31, 1999, 1998 and 1997
              Notes to Consolidated Financial Statements

         2.   Financial Statement Schedules:

              None.

         Other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         3.   Exhibits:

              Number                     Description and Reference
              ------                     -------------------------

               3.1      Restated Certificate of Incorporation as amended. (7)
               3.2      Restated Bylaws as amended November 14, 1994. (7)
               3.3      Certificate of Designation of Preferences and Rights of Series A Non-Voting 4% Cumulative
                        Convertible Preferred Stock. (10)
               4.1      Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to
                        Convertible Subordinated Debentures. (1)
               4.2      Rights Agreement dated as of April 19, 1988 between the Company and Security Pacific
                        National Bank. (2)
               4.3      Rights Agreement between the Registrant and Continental Stock Transfer & Trust Company
                        dated April 19, 1988 restated and amended October 21, 1994. (6)
               4.4      Form of Common Stock Certificate. (11)
              10.1      Form of Stock Option Agreement. *(3)
              10.2      Form of Indemnity Agreement as amended March 24, 1994. *(5)
              10.3      The Company's Employee Savings Plan as amended and restated as of June 30, 1993. *(4)
              10.4      1988 Incentive Stock Option and 1988 Non-statutory Stock Option Plans, as amended. *(6)
              10.5      Employment Agreement dated January 1, 1995 between the Company and Chriss W. Street. *(6)
              10.6      Directors and Officers Trust dated February 27, 1995 between the Company and Mark Twain
                        Bank. *(7)
              10.7      Comprehensive Care Corporation 1995 Incentive Plan. *(9)
              10.8      Amended and Restated Non-Employee Director's Stock Option Plan. *(8)
              10.9      Restricted Stock Grant between Chriss W. Street and the Company dated November 9, 1995.*(9)
              10.10     Series A Non-Voting 4% Cumulative Convertible Preferred Stock Exchange Agreement. (10)
              10.11     Letter Agreement dated April 4, 1997 between the Company and Chriss W. Street. *(12)
              10.12     Employment agreement dated September 14, 1998, between the Company and Chriss W. Street. *(13)
              10.13     Employment agreement dated September 14, 1998, between the Company and Robert J. Landis. *(14)
              16.       Letter dated May 19, 1999 from Ernst & Young, LLP ("E&Y") in concurrence with the Company's statement made concerning E&Y's dismissal as the Company's principal accountant. (16)
              21.       List of the Company's active subsidiaries (filed herewith).
              23.       Consent of Richard A. Eisner & Company, LLP (filed herewith).
              27.       Financial Data Schedules (for SEC use only).
              99.1      Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998. (15)

------------------

* Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1) Filed as an exhibit to the Company's Form S-3 Registration Statement No. 2-97160.
(2)      Filed as an exhibit to the Company's Form 8-K dated May 4, 1988.
(3) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1988.
(4) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1991.
(5) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1994.
(6) Filed as an exhibit to the Company's Form 10-Q for the quarter ended November 30, 1994.
(7) Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 1995.
(8) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1995.
(9)      Filed as an exhibit to the Company's Form 8-K dated November 9, 1995.
(10)     Filed as an exhibit to the Company's Form 8-K dated January 30, 1997.
(11) Filed with original of Registration Statement on Form S-1, dated January 29, 1997.
(12) Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 1997.
(13)     Filed as an exhibit to the Company's Form 8-K dated September 24, 1998.
(14)     Filed as an exhibit to the Company's Form 8-K dated September 24, 1998.
(15)     Filed as an exhibit to the Company's Form 8-K dated November 25, 1998.
(16)     Filed as an exhibit to the Company's Form 8-K dated May 19, 1999.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


(b) Reports on Form 8-K.

1) The Company filed a current report on Form 8-K, dated March 17, 1999, to report under Item 5 that the Company would not be selected to be the provider of behavioral healthcare services for Humana Health Plans of Puerto Rico.

2) The Company filed a current report on Form 8-K, dated April 23, 1999, to report under Item 6 that the Company had accepted the resignations of Mr. A. Richard Pantuliano, a Class III Director and Messrs. William
         H. Boucher and J. Marvin Feigenbaum, each a Class I Director and that Ms. Mary Jane Johnson and Mr. Robert J. Landis had been elected as a Class I Director and a Class III Director respectively.

3) The Company filed a current report on Form 8-K, dated May 19, 1999, to report under Item 4 that the Company had engaged Richard A. Eisner & Company, LLP and dismissed Ernst & Young, LLP as its independent accountants to audit its financial statements for the fiscal year ended May 31, 1999.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 26, 1999.

                        COMPREHENSIVE CARE CORPORATION

                 By   /s/      CHRISS W. STREET
                 --------------------------------------------
                               Chriss W. Street
                         (Principal Executive Officer)


                 By   /s/      ROBERT J. LANDIS
                 --------------------------------------------
                               Robert J. Landis
                 (Principal Financial and Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.


SIGNATURE                                                  TITLE                                    DATE
---------                                                  -----                                    ----
                                                  Chairman of the Board of Directors,
/s/   CHRISS W. STREET                            President, and Chief Executive Officer
--------------------------------------            (Principal Executive Officer)                 August 27, 1999
Chriss W. Street

                                                  Executive Vice President,
                                                  Chief Financial Officer, Treasurer,
/s/   ROBERT J. LANDIS                            and Director (Principal Financial
--------------------------------------            and Accounting Officer)                       August 27, 1999
Robert J. Landis


                                                  Executive Vice President,
/s/   MARY JANE JOHNSON                           Chief Operating Officer and
--------------------------------------            Director                                      August 27, 1999
Mary Jane Johnson