Form 10-Q
period 1999-08-31
COMPREHENSIVE CARE CORP
filed 1999-10-15
CIK 22872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended August 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _____________ to ________________.

    Commission File Number 1-9927


                         COMPREHENSIVE CARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       95-2594724
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


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

                                                                 Yes [X]  No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


              Classes                             Outstanding at October 8, 1999
--------------------------------------            ------------------------------
Common Stock, par value $.01 per share                       3,817,812

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                                               PAGE
PART 1 - FINANCIAL INFORMATION

         ITEM 1--CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets,
                           August 31, 1999 and May 31, 1999.......................................................3

                  Consolidated Statements of Operations for
                           the Three Months ended August 31, 1999 and 1998........................................4

                  Consolidated Statements of Cash Flows for
                           the Three Months ended August 31, 1999 and 1998........................................5

                  Notes to Consolidated Financial Statements...................................................6-10

         ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS........................................................................11-17

PART II - OTHER INFORMATION

         ITEM 1--LEGAL PROCEEDINGS............................................................................18-19

         ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K................................................................20

         SIGNATURES..............................................................................................21

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)


                                                                                AUGUST 31,      MAY 31,
                                                                                   1999          1999
                                                                               -----------    ---------
                                                                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...............................................     $  6,456      $  8,026
   Restricted cash .........................................................        1,863            --
   Accounts receivable, less allowance for doubtful accounts of $767 and
     $923 ..................................................................          399           932
   Accounts receivable - pharmacy and laboratory costs .....................       10,469        10,469

   Other receivable ........................................................        2,415         2,415
   Other current assets ....................................................          594           614
                                                                                 --------      --------
Total current assets .......................................................       22,196        22,456
                                                                                 --------      --------

Property and equipment .....................................................        4,380         4,296
Less accumulated depreciation ..............................................       (2,524)       (2,326)
                                                                                 --------      --------
Net property and equipment .................................................        1,856         1,970
                                                                                 --------      --------
Non-current assets:
   Notes receivable ........................................................        1,166         1,172
   Goodwill, net ...........................................................        1,062         1,080
   Restricted cash .........................................................           78         1,923
   Other assets ............................................................          476           465
                                                                                 --------      --------
Total non-current assets ...................................................        2,782         4,640
                                                                                 --------      --------
Total assets ...............................................................     $ 26,834      $ 29,066
                                                                                 ========      ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities ................................     $  4,252      $  4,552
   Accrued claims payable ..................................................        3,213         4,369
   Accrued pharmacy and laboratory costs payable ...........................       10,469        10,469
   Current maturities of long-term debt ....................................            3             3
   Unbenefitted tax refunds received .......................................       12,092        12,092
   Income taxes payable ....................................................           63            76
                                                                                 --------      --------
Total current liabilities ..................................................       30,092        31,561
                                                                                 --------      --------
Long-term liabilities:
   Long-term debt, excluding current maturities ............................        2,253         2,253
   Other liabilities .......................................................          153           166
                                                                                 --------      --------
Total long-term liabilities ................................................        2,406         2,419
                                                                                 --------      --------
Total liabilities ..........................................................       32,498        33,980
                                                                                 --------      --------
Commitments and Contingencies (see Note 3 and Note 7)
Stockholders' deficit:
   Preferred stock, $50.00 par value; authorized 60,000 shares .............           --            --
   Common stock, $0.01 par value; authorized 12,500,000 shares; issued
   and outstanding 3,817,812 and 3,817,812 .................................           38            38
   Additional paid-in-capital ..............................................       51,794        51,794
   Accumulated deficit .....................................................      (57,496)      (56,746)
                                                                                 --------      --------
Total stockholders' deficit ................................................       (5,664)       (4,914)
                                                                                 --------      --------
Total liabilities and stockholders' deficit ................................     $ 26,834      $ 29,066
                                                                                 ========      ========

                             See accompanying notes

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                            THREE MONTHS ENDED
                                                                                AUGUST 31,
                                                                           1999            1998
                                                                      -------------   -------------
                                                                      (Amounts in thousands, except
                                                                             per share data)
OPERATING REVENUES ................................................     $  5,250      $ 10,116

COSTS AND EXPENSES:
  Healthcare operating expenses ...................................        4,680         7,627
  General and administrative expenses .............................        1,490         1,617
  Provision for (recovery of) doubtful accounts ...................         (336)           59
  Depreciation and amortization ...................................          215           235
                                                                        --------      --------
                                                                           6,049         9,538
                                                                        --------      --------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE ITEMS SHOWN BELOW .....................................         (799)          578

OTHER INCOME (EXPENSE):
  Interest income .................................................          120            71
  Interest expense ................................................          (69)          (46)
                                                                        --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ......         (748)          603
Income tax expense (benefit) ......................................           --            15
                                                                        --------      --------
INCOME (LOSS) FROM CONTINUING OPERATIONS ..........................         (748)          588

DISCONTINUED OPERATIONS:
  Loss from operations, less applicable tax expense (benefit) of $0           --          (129)
                                                                        --------      --------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ...........................         (748)          459
EXTRAORDINARY GAIN NET OF TAXES OF $0 .............................           --           120
                                                                        --------      --------
NET INCOME (LOSS) .................................................         (748)          579

Dividends on convertible Preferred Stock ..........................           --           (21)
                                                                        --------      --------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS .............     $   (748)     $    558
                                                                        ========      ========
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations ..........................     $  (0.20)     $   0.17
Discontinued operations:
  Loss from operations ............................................           --         (0.04)
Extraordinary item ................................................           --          0.03
                                                                        --------      --------
Net income (loss) .................................................     $  (0.20)     $   0.16
                                                                        ========      ========
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations ..........................     $  (0.20)     $   0.16
Discontinued operations:
  Loss from operations ............................................           --         (0.04)
Extraordinary item ................................................           --          0.03
                                                                        --------      --------
Net income (loss) .................................................     $  (0.20)     $   0.15
                                                                        ========      ========

                             See accompanying notes

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                             THREE MONTHS ENDED
                                                                                 AUGUST 31,
                                                                             1999            1998
                                                                        -------------   -------------
                                                                           (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations before extraordinary item ....     $  (748)     $   588
ADJUSTMENTS TO RECONCILE INCOME (LOSS) TO NET CASH USED IN OPERATING
   ACTIVITIES:
   Depreciation and amortization ......................................         215          235
   Provision for doubtful accounts ....................................          --           59

CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable ................................................         533           80
   Accounts receivable - pharmacy and laboratory costs ................          --       (1,428)
   Other current assets, restricted funds, and other non-current assets          (7)        (159)
   Accounts payable and accrued liabilities ...........................        (300)           8
   Accrued claims payable .............................................      (1,156)        (920)
   Accrued pharmacy and laboratory costs payable ......................          --        1,298
   Income taxes payable ...............................................         (13)         (32)
   Other liabilities ..................................................         (13)         (11)
                                                                            -------      -------
   NET CASH USED IN CONTINUING OPERATIONS .............................      (1,489)        (282)
                                                                            -------      -------

   NET CASH USED IN DISCONTINUED OPERATIONS ...........................          --         (359)
                                                                            -------      -------
   NET CASH USED IN OPERATING ACTIVITIES ..............................      (1,489)        (641)
                                                                            -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments received on note receivable ...............................           6           --
   Additions to property and equipment ................................         (87)        (297)
                                                                            -------      -------
   NET CASH USED IN INVESTING ACTIVITIES ..............................         (81)        (297)
                                                                            -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of Common Stock .........................          --          158
                                                                            -------      -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................          --          158
                                                                            -------      -------
Net decrease in cash and cash equivalents .............................      (1,570)        (780)
Cash and cash equivalents at beginning of year ........................       8,026        6,016
                                                                            -------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................     $ 6,456      $ 5,236
                                                                            =======      =======

                             See accompanying notes

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheet as of August 31, 1999, and the related consolidated statements of operations and cash flows for the three months ended August 31, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended August 31, 1999 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

         The consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The balance sheet at May 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. Notes to consolidated financial statements included in Form 10-K for the year ended May 31, 1999 on file with the Securities and Exchange Commission provide additional disclosures and a further description of accounting policies.

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

NOTE 2 -- LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 1999, the Company had unrestricted cash and cash equivalents of $6.5 million. During the three months ended August 31, 1999, the Company used $1.5 million in operations. Additionally, $0.1 million was used by its investing activities. The Company reported a loss of $0.7 million from continuing operations for the quarter ended August 31, 1999, compared to income of $0.7 million from continuing operations for the quarter ended August 31, 1998, which included an extraordinary gain of $0.1 million. The Company has an accumulated deficit of $57.5 million and total stockholders' deficit of $5.7 million as of August 31, 1999. Additionally, the Company's current assets at August 31, 1999 amounted to approximately $22.2 million and current liabilities were approximately $30.1 million, resulting in a working capital deficiency of approximately $7.9 million. The working capital deficiency referred to above results from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 4 -- "Income Taxes").

         The Company cannot state with any degree of certainty whether any required additional equity or debt financing to meet its obligations will be available to it during Fiscal 2000 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company.

         The above conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustment that may result from the outcome of this uncertainty.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         During Fiscal 1999 and continuing during the first quarter of Fiscal 2000, management has taken steps to reduce costs and conserve cash, including making significant staff reductions. Additionally, the Company disposed of its hospital business segment during Fiscal 1999. This has allowed the Company to direct its available resources toward the managed care business that is its chief focus. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and, ultimately, to attain profitability.

NOTE 3 -- MAJOR CUSTOMERS/CONTRACTS

(1) During Fiscal 1999, the Company provided services to members of Humana Health Plans of Puerto Rico, Inc. ("Humana of Puerto Rico") (successor in interest to PCA Health Plans of Puerto Rico, Inc.) under the terms of management service agreements entered into pursuant to health care contracts awarded to Humana of Puerto Rico by the Puerto Rico Insurance Administration. These contracts expired on March 31, 1999, with an extension period that ended April 30, 1999. For the fiscal year ended May 31, 1999, these agreements accounted for approximately 44%, or $17.1 million, of the Company's operating revenues from continuing operations.

         Additionally, the contract with Humana established an amount that was withheld from Humana's monthly remittances to the Company to cover pharmacy and laboratory costs that are the financial responsibility of the Company, but were administered by Humana. Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company has reported the contract at a 100% loss ratio for the contract to date pending clarification of the actual costs incurred. As a result, the Company has reported $10.5 million as accounts receivable and accrued claims payable in the accompanying balance sheet at August 31, 1999. During Fiscal 1999, Humana sent written notice to the Company that the Company owed $3.0 million to Humana in connection with these pharmacy and laboratory costs. The Company has expressed to Humana its total disagreement with Humana's position. The Company believes that Humana owes the Company in excess of $3.0 million in relation to this same issue. Efforts are being made to work with Humana to resolve the uncertainty.

         The Company also has contracts with Humana Health Plans ("Humana") under which it provides services to members in Florida and Texas. For the quarter ended August 31, 1999, Humana contracts accounted for 32.5%, or $1.7 million, of the Company's operating revenues from continuing operations compared to 50.3%, or $5.1 million, for the quarter ended August 31, 1998. As of August 31, 1999, the Company provides services to approximately 216,000 members that are covered under the Humana plans in Florida and Texas. The terms of the Florida and Texas contracts are for two-year periods and one-year periods, respectively, and each contract is automatically renewable for additional terms equal to the original contract period unless terminated by either party.

(2) The Company currently has six contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 11.0% and 7.6% of the Company's operating revenue from continuing operations for the quarters ended August 31, 1999 and 1998, respectively. The Company recently received written notice from the Texas HMO that, effective September 1, 1999, this HMO has selected another behavioral healthcare company to manage care for the members covered under four of the six contracts. The HMO cited their obligation to another behavioral healthcare company, under terms and conditions that are tied to an acquisition, as the reason for cancellation of these contracts. Additionally, the letter stated that the Company's two remaining contracts with this HMO will remain in effect through August 31, 2000. These two contracts accounted for approximately 5.4% and 4.6% of operating revenue from continuing operations for the quarters ended August 31, 1999 and 1998, respectively.

(3) The Company currently has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 10.2% and 6.2% of the Company's operating revenue from continuing operations for the quarters ended August 31, 1999 and 1998, respectively. The terms of each contract are for two-year periods and each contract is automatically renewable for additional one-year periods unless terminated by either party.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(4) The Company currently has a contract with one HMO to provide behavioral healthcare services to contracted members in Indiana. This contract represents approximately 9.1% and 3.8% of operating revenue from continuing operations for the quarter ended August 31, 1999 and 1998 respectively. The Company recently received written notice from this HMO that its contract will not be renewed and, as a result, the contract will terminate effective December 31, 1999.

NOTE 4 -- INCOME TAXES

         The Company's provision for income taxes for the quarters ended August 31, 1999 and 1998 differs from the statutory rate of 34% due, primarily, to the Company's utilization of tax return net operating loss carryforwards.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.5 million through August 31, 1999. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

NOTE 5 -- DISCONTINUED OPERATIONS

         During Fiscal 1999, the Company sold its Aurora, Colorado and Ft. Worth, Texas facilities, which completed the disposal plan for its hospital business segment.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 6 -- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share:


                                                                                   THREE MONTHS ENDED
                                                                                        AUGUST 31,
                                                                                    1999        1998
                                                                                 ----------  ----------
                                                                                 (Amounts in thousands,
                                                                                 except per share data)
                                                                                      (Unaudited)
NUMERATOR:
   Income (loss) from continuing operations ..................................     $  (748)     $   588
   Less preferred stock dividends ............................................          --          (21)
                                                                                   -------      -------
   Income (loss) from continuing operations available to common stockholders
     before extraordinary item ...............................................        (748)         567
Effect of dilutive securities:
   Preferred Stock dividends .................................................          --           21
                                                                                   -------      -------
Numerator for diluted earnings (loss) per share available to common
     stockholders from continuing operations after assumed conversions .......        (748)         588
Discontinued Operations:
   Operating loss ............................................................          --         (129)
Extraordinary item ...........................................................          --          120
                                                                                   -------      -------
Net income (loss) available to common stockholders after assumed conversions .     $  (748)     $   579
                                                                                   =======      =======
DENOMINATOR:
   Weighted average shares ...................................................       3,818        3,444
Effect of dilutive securities:
   Convertible preferred stock ...............................................          --          344
                                                                                   -------      -------
   Denominator for diluted earnings (loss) per share-adjusted weighted average
     shares after assumed conversions ........................................       3,818        3,788
                                                                                   =======      =======
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations .....................................     $ (0.20)     $  0.17
Discontinued operations:
   Loss from operations ......................................................          --        (0.04)
Extraordinary item ...........................................................          --         0.03
                                                                                   -------      -------
Net income (loss) ............................................................     $ (0.20)     $  0.16
                                                                                   =======      =======
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations .....................................     $ (0.20)     $  0.16
Discontinued operations:
   Loss from operations ......................................................          --        (0.04)
Extraordinary item ...........................................................          --         0.03
                                                                                   -------      -------
Net income (loss) ............................................................     $ (0.20)     $  0.15
                                                                                   =======      =======

         The following number of potentially convertible shares of common stock related to convertible debentures and stock options are as follows at August
31, 1999:

         For conversion of convertible debentures.............................       9,044
         Outstanding stock options............................................     963,683
         Possible future issuance under stock options plans...................     196,526
                                                                                 ---------
               Total..........................................................   1,169,253
                                                                                 =========

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

(1) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of August 31, 1999, the Company has $1.1 million accrued relating to this matter.

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

(3) On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. As of August 31, 1999, the action is in the discovery phase. The Company has denied its liability and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

(4) With respect to the contingency related to prior years' income taxes, see Note 4, "Income Taxes".

(5) With respect to the contingency related to the Humana claim, see Note 3, "Major Customers/Contracts".

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors - Important Factors Related to Forward-Looking Statements and Associated Risks" (page 14).

GENERAL

         In response to continuing changes in the behavioral healthcare industry, the Company has made significant changes in its operations, including the divestiture of its hospital facilities that took place during Fiscal 1999.

         For the three months ended August 31, 1999, managed care operations accounted for 96.7%, or $5.1 million, of the Company's operating revenues from continuing operations. The following table summarizes the Company's financial data for the three months ended August 31, 1999 and 1998 (in thousands):

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1998:


                                                                CORPORATE AND      CONSOLIDATED
THREE MONTHS ENDED                                                  OTHER           CONTINUING       DISCONTINUED
AUGUST 31, 1999                                MANAGED CARE      OPERATIONS         OPERATIONS        OPERATIONS
-------------------------------------------    ------------     -------------      ------------      ------------
Operating revenues.....................          $  5,076          $   174          $   5,250           $    --

Healthcare operating expenses..........             4,431              249              4,680                --
General/administrative expenses........               851              639              1,490                --
Other operating expenses...............               (63)             (58)              (121)               --
                                                 --------          -------          ---------           -------
                                                    5,219              830              6,049                --
                                                 --------          -------          ---------           -------
                                                 $   (143)         $  (656)         $    (799)          $    --
                                                 ========          ==-====          =========           =======

                                                                CORPORATE AND      CONSOLIDATED
THREE MONTHS ENDED                                                  OTHER           CONTINUING       DISCONTINUED
AUGUST 31, 1998                                MANAGED CARE      OPERATIONS         OPERATIONS        OPERATIONS
-------------------------------------------    ------------     -------------      ------------      ------------
Operating revenues.....................          $  9,784          $   332          $  10,116           $  1,282

Healthcare operating expenses..........             7,457              170              7,627              1,198
General/administrative expenses........               653              964              1,617                 10
Other operating expenses...............               217               77                294                203
                                                 --------          -------          ---------           --------
                                                    8,327            1,211              9,538              1,411
                                                 --------          -------          ---------           --------
                                                 $  1,457          $  (879)         $     578           $   (129)
                                                 ========          =======          =========           ========

         The Company reported an operating loss of approximately $0.8 million from continuing operations for the quarter ended August 31, 1999 which included approximately $0.2 million of costs specific to the Company's efforts to regain business in Puerto Rico, consulting fees for marketing in other regions that exceeded the first quarter, Fiscal 1999 costs by $0.3 million and approximately $0.1 million of operating costs incurred to manage the Company's Year 2000 readiness program. Additionally, managed care revenue decreased by approximately 48.1%, or $4.7 million, for the quarter ended August 31, 1999 compared to the quarter ended August 31, 1998.

         Operating revenues from continuing operations decreased by $4.8 million, or 48.1%, for the quarter ended August 31, 1999 compared to the quarter ended August 31, 1998. This decrease is directly attributable to the loss of two major, managed care contracts during the fourth quarter of Fiscal 1999.

         Healthcare operating expenses from continuing operations decreased by approximately $2.9 million for the quarter ended August 31, 1999 as compared to the quarter ended August 31, 1998. The decrease is attributable to the loss of revenues specific to two major contracts that terminated during Fiscal 1999. Healthcare operating expense as a percentage of net revenue for managed care operations increased from 76.2% for the quarter ended August 31, 1998 to 87.3% for the quarter ended August 31, 1999. This percentage increase is due to continuing fixed costs that

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

cannot be tied to the specific contracts that were terminated during Fiscal 1999. Efforts are being made to reduce the overall costs to manage the Company's existing contracts, including cost reductions related to managing the Company's healthcare information systems and, also, planned centralization of certain contract management functions.

         General and administrative expenses from continuing operations decreased by approximately $0.1 million for the quarter ended August 31, 1999 as compared to the quarter ended August 31, 1998. The decrease is primarily attributable to one legal settlement in the first quarter of Fiscal 1999. General and administrative expense as a percentage of revenue increased from 16.0% for the quarter ended August 31, 1998 to 28.4% for the quarter ended August 31, 1999. This increase is attributable to the loss of revenue from two major contracts that terminated during the fourth quarter of Fiscal 1999. This percentage increase is due to continuing fixed costs that cannot be tied to the specific contracts that were terminated during Fiscal 1999. Efforts are being made to reduce the general and administrative costs during the remaining months of Fiscal 2000, including the elimination or reduction of certain costs associated with corporate office operations.

         Other operating expenses from continuing operations decreased by $0.4 million for the quarter ended August 31, 1999 compared to the quarter ended August 31, 1998. This decrease is directly attributable to $0.2 million of bad debt recoveries specific to the Puerto Rico contract performance guarantees that were recovered during the first quarter, $0.1 million of bad debt recoveries specific to the discontinued operations, and $0.1 million of bad debt recoveries specific to one existing managed care contract.

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

Phase 1    INVENTORY PHASE                                    Completed

Phase 2    ASSESSMENT PHASE                                   Completed

Phase 3    REMEDIATE/REPLACE PHASE                            Completed

Phase 4    TESTING PHASE                                      Completed

Phase 5    IMPLEMENTATION PHASE                               Completed

         As of September 15, 1999, the Company has completed the Remediation, Testing, and Implementation phases of its project for Mission Critical systems. The Company has completed implementation for all regional offices to its new clinical operating system (TXEN). The system was purchased from Nichols Research Corporation and has been certified Year 2000 compliant. The implementation occurred ahead of the scheduled implementation date of September 30, 1999. The Company has also completed full remediation and testing of its main financial and accounting system. The system has processed Fiscal 2000 information with no reported incidents. Additionally the Company has also completed assessment of its mission critical systems, equipment and infrastructure.

         The Company is continuing to address the potential impact of Year 2000 on its non-essential information systems, its other equipment that may be affected by the Year 2000, and the impact of transacting business with parties who do not have Year 2000 compliant systems. The Company has completed mailing of its Year 2000 survey to all business partners, manufacturers of the Company's non-essential business equipment, and other trade vendors. The Company has continued its vendor compliance program by mailing surveys to all health providers that are utilized by the Company. The Company cannot state with any certainty whether their suppliers, vendors and data exchange partners will remain compliant even if they have stated compliance in previous communications. Even though the Company will observe `On-going Vigilance' for Year 2000 problems, they cannot ensure that their vendors, providers, and manufacturers will be as vigilant.

         As of September 15, 1999, the Company has completed a Contingency and Continuity Business Resumption Plan program for all of its core business functions in all regions. The Company will use newly created contingency plans to reduce the risk of disruption of service on January 1, 2000. These processes include the following, core business areas:

         - Call Processing (Interactive / Call Distribution)
         - Financial Processing (AP / AR / Claims)
         - Membership / Eligibility / Authorizations
         - Correspondence Processing (Authorization Mailers / EOB / EOP)
         - Certification / Credentialing / Eligibility
         - Reporting
         - Encounters
         - Infrastructure Systems

         During the three months ended August 31, 1999, the Company recognized approximately $0.1 million in expense specific to its Year 2000 compliance program which has been paid to consultants or vendors providing services or equipment for the Company's compliance program. Additionally, the Company paid approximately $0.1 million that was recorded as capital expenditures during the three months ended August 31, 1999, which includes the costs for three of the clinical operating system conversions that were planned for Fiscal 1999.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The following chart provides a summary of the Company's expected costs and actual expenditures to date related to its Year 2000 Plan.


                                                                                ACTUAL COSTS
                                                          TOTAL EXPECTED         INCURRED AT         REMAINING
                                                               COSTS           AUGUST 31, 1999    EXPECTED COSTS
                                                          --------------       ---------------    --------------
Capital expenditures.................................       $  875,000             $825,000          $ 50,000
Operating expense....................................          325,000              166,000           159,000
                                                            ----------             --------          --------
Total................................................       $1,200,000             $991,000          $209,000
                                                            ==========             ========          ========

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RISK FACTORS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) expanding the managed behavioral healthcare operations, (ii) effective management in the delivery of services, (iii) risk and utilization in context of capitated payouts, and (iv) retaining certain refunds from the IRS.

CONCENTRATION OF RISK

         The Company currently has fifteen contracts with five HMOs to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Florida, Indiana, and Texas. These combined contracts represent approximately 70.4% and 68.3% of the Company's operating revenue from continuing operations for the quarters ended August 31, 1999 and 1998, respectively. The terms of each contract are for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. As of August 31, 1999, the Company had received notice from one Texas HMO that four of six contracts with the Company will not be renewed and that, effective September 1, 1999, this HMO has selected another behavioral healthcare company to manage care for members covered under four of the six contracts. These four contracts accounted for approximately 5.6% and 3.0% of the Company's operating revenues from continuing operations for the quarters ended August 31, 1999 and 1998, respectively. The two remaining contracts, will remain in effect through August 31, 2000. These two contracts accounted for 5.4% and 4.6% of the Company's operating revenues from continuing operations for the quarters ended August 31, 1999 and 1998, respectively. Additionally, the Company has received notice from one Indiana HMO that its contract with the Company will not be renewed. As a result, one contract will terminate on December 31, 1999 that accounted for 9.1% and 3.8% of the Company's operating revenues from continuing operations for the quarters ended August 31, 1999 and 1998, respectively.

UNCERTAINTY OF FUTURE PROFITABILITY

         As of August 31, 1999, the Company had stockholders' deficit of $5.7 million and a working capital deficiency of approximately $7.9 million. The Company had a net loss for the quarter ended August 31, 1999 of $0.7 million. There can be no assurance that the Company will be able to achieve and sustain profitability or that the Company can achieve and maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         During prior fiscal years, a principal source of liquidity has been the sale of hospital properties and equipment that, as of March 11, 1999, have been entirely disposed of.

         The Company has received tax refunds for fiscal 1995 and 1996 in the amounts of $9.4 million and $5.4 million, respectively. Such refunds are based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have an adverse effect on the Company's cash flows. On August 21, 1998, the Company received an examination report from the IRS, dated August 6, 1998, related to its Section 172(f) carryback claims and amended tax returns for prior years, claiming taxes due totaling approximately $12.4 million for which the Company has accrued $12.1 million as of August 31, 1999. The Company filed a protest with the IRS on November 6, 1998 to contest the examination report with the appeals office of the Internal Revenue Service in Laguna Niguel, California. In the event that the Company is unsuccessful in the appeal process, the Company is entitled to a repayment of fees advanced to the Company's tax advisor relating to these refund claims, totaling approximately $2.5 million. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.5 million through August 31, 1999. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commences the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

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

SHARES ELIGIBLE FOR FUTURE SALE

         The Company has issued or committed to issue 9,000 shares related to the 7-1/2% convertible subordinated debentures due April 15, 2010, and options or other rights to purchase approximately 1,160,000 shares. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in public or private transactions for use in fulfilling its future capital needs (see "Need for Additional Funds; Uncertainty of Future Funding"). Issuance of additional equity could adversely affect the trading price of the Company's Common Stock.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ANTI-TAKEOVER PROVISIONS

         The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of August 31, 1999, there are no outstanding shares of Preferred Stock. The Company's Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company's Common Stock includes one right on the terms and subject to the conditions of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

LIMITATIONS ON THE DEDUCTIBILITY OF COMPENSATION UNDER CERTAIN CIRCUMSTANCES

         Pursuant to the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the Company's five highest paid executive officers would not be deductible by the Company for federal income tax purposes to the extent such officers' overall compensation exceeds $1.0 million per executive officer. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1.0 million base. The Board of Directors has determined that no portion of anticipated compensation payable to any executive officer in Fiscal 2000 would be non-deductible.

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

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

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

(2) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of August 31, 1999, the Company has $1.1 million accrued relating to this matter.

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

(4) In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed for a tentative refund to carry back losses described in Section 172(f) of the IRC, requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.5 million through August 31, 1999. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commences the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

(5) On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. As of August 31, 1999, the action is in the discovery phase. The Company has denied its liability and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27 - Financial Data Schedules (filed herewith).

(b)      Reports on Form 8-K

         1. The Company filed a current report on Form 8-K, dated July 2, 1999, to report under Item 5 that the Company entered into an employment agreement with Mary Jane Johnson and that pursuant to the agreement, Ms. Johnson would be the Company's Chief Operating Officer and would continue to serve as Director of the Company and Chief Executive Officer of the Company's principal subsidiary, Comprehensive Behavioral Care, Inc.

            Additionally, the Company reported that effective July 2, 1999, the Company entered into addendums to the employment agreements between the Company and each of Chriss W. Street, Chairman, President and Chief Executive Officer of the Company and Robert J. Landis, Executive Vice President, Chief Financial Officer, Treasurer, and Director of the Company, amending the calculation of their bonus compensation in certain respects.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMPREHENSIVE CARE CORPORATION


October 15, 1999                          by /s/ ROBERT J. LANDIS
                                             ---------------------------
                                                 Robert J. Landis
                                                 Executive Vice President and
                                                 Chief Financial Officer