Form 10-Q
period 1999-11-30
COMPREHENSIVE CARE CORP
filed 2000-01-14
CIK 22872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q


[X] Quarterly report pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended November 30, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                to              .
                                        ---------------  --------------
         Commission File Number 1-9927
                                ------


                         COMPREHENSIVE CARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                       95-2594724
----------------------------------           ---------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)



              4200 WEST CYPRESS STREET, SUITE 300, TAMPA, FL 33607
             -----------------------------------------------------
             (Address of principal executive offices and zip code)


                                 (813) 876-5036
               --------------------------------------------------
              (Registrant's telephone number, including area code)



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



                Classes                         Outstanding at January 7, 2000
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



                                     INDEX

                                                                                                 PAGE

PART 1 - FINANCIAL INFORMATION


         ITEM 1-- CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets,
                           November 30, 1999 and May 31, 1999.......................................3

                  Consolidated Statements of Operations for
                           the Three and Six Months ended November 30, 1999 and 1998................4

                  Consolidated Statements of Cash Flows for
                           the Six Months ended November 30, 1999 and 1998..........................5

                  Notes to Consolidated Financial Statements.....................................6-11


         ITEM 2--  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS........................................................12-19


PART II - OTHER INFORMATION

         ITEM 1--  LEGAL PROCEEDINGS............................................................20-21

         ITEM 4--  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................22

         ITEM 6--  EXHIBITS AND REPORTS ON FORM 8-K................................................22


         SIGNATURES................................................................................23

PART I. - FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                    NOVEMBER 30,         MAY 31,
                                                                                       1999               1999
                                                                                    ------------        ----------
ASSETS                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents ...............................................          $  5,506           $  8,026
   Restricted cash .........................................................             1,716                 --
   Accounts receivable, less allowance for doubtful accounts of $692 and
     $923 ..................................................................               323                932
   Accounts receivable - pharmacy and laboratory costs .....................            10,469             10,469

   Other receivable ........................................................             2,415              2,415
   Other current assets ....................................................               573                614
                                                                                      --------           --------
Total current assets .......................................................            21,002             22,456
                                                                                      --------           --------

Property and equipment .....................................................             4,366              4,296
Less accumulated depreciation ..............................................            (2,697)            (2,326)
                                                                                      --------           --------
Net property and equipment .................................................             1,669              1,970
                                                                                      --------           --------

Non-current assets:
   Notes receivable ........................................................             1,159              1,172
   Goodwill, net ...........................................................             1,044              1,080
   Restricted cash .........................................................                79              1,923
   Other assets ............................................................               429                465
                                                                                      --------           --------
Total non-current assets ...................................................             2,711              4,640
                                                                                      --------           --------
Total assets ...............................................................          $ 25,382           $ 29,066
                                                                                      ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities ................................          $  4,199           $  4,552
   Accrued claims payable ..................................................             3,324              4,369
   Accrued pharmacy and laboratory costs payable ...........................            10,469             10,469
   Current maturities of long-term debt ....................................                 3                  3
   Unbenefitted tax refunds received .......................................            12,092             12,092
   Income taxes payable ....................................................                60                 76
                                                                                      --------           --------
Total current liabilities ..................................................            30,147             31,561
                                                                                      --------           --------

Long-term liabilities:
   Long-term debt, excluding current maturities ............................             2,252              2,253
   Other liabilities .......................................................               191                166
                                                                                      --------           --------
Total long-term liabilities ................................................             2,443              2,419
                                                                                      --------           --------
Total liabilities ..........................................................            32,590             33,980
                                                                                      --------           --------
Commitments and Contingencies (see Note 3 and Note 7)
Stockholders' deficit:
   Preferred stock, $50.00 par value; authorized 60,000 shares .............                --                 --
   Common stock, $0.01 par value; authorized 12,500,000 shares; issued
   and outstanding 3,817,812 and 3,817,812 .................................                38                 38
   Additional paid-in-capital ..............................................            51,794             51,794
   Accumulated deficit .....................................................           (59,040)           (56,746)
                                                                                      --------           --------
Total stockholders' deficit ................................................            (7,208)            (4,914)
                                                                                      --------           --------
Total liabilities and stockholders' deficit ................................          $ 25,382           $ 29,066
                                                                                      ========           ========

                             See accompanying notes

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             NOVEMBER 30,                NOVEMBER 30,
                                                                        1999           1998           1999           1998
                                                                      --------       --------       --------       --------
OPERATING REVENUES .................................................  $  4,882       $ 10,215       $ 10,132       $ 20,331

COSTS AND EXPENSES:
Healthcare operating expenses ......................................     4,539          7,532          8,620         15,004
General and administrative expenses ................................     1,888          2,453          3,977          4,225
Provision for doubtful accounts ....................................      (163)           243           (499)           302
Depreciation and amortization ......................................       215            246            430            481
                                                                      --------       --------       --------       --------
                                                                         6,479         10,474         12,528         20,012
                                                                      --------       --------       --------       --------

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS .................    (1,597)          (259)        (2,396)           319

OTHER INCOME (EXPENSE)
Asset write-down ...................................................        --           (146)            --           (146)
Gain on sale of assets .............................................         6              1              6              1
Loss on sale of assets .............................................        (1)            (4)            (1)            (4)
Non-operating income/(expense) .....................................        51             --             51             --
Interest income ....................................................       116             63            236            134
Interest expense ...................................................      (119)           (42)          (188)           (88)
                                                                      --------       --------       --------       --------
                                                                            53           (128)           104           (103)
                                                                      --------       --------       --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .......    (1,544)          (387)        (2,292)           216

Income tax expense .................................................        (2)           (15)            (2)           (30)
                                                                      --------       --------       --------       --------
INCOME (LOSS) FROM CONTINUING OPERATIONS ...........................    (1,546)          (402)        (2,294)           186

DISCONTINUED OPERATIONS:
  Loss from operations, less applicable income tax expense of $0 ...        --           (454)            --           (583)
  Estimated loss on disposal, including provision for operating losses through disposal date, less applicable income tax
    expense of $0 ..................................................        --            (70)            --            (70)
                                                                      --------       --------       --------       --------
LOSS BEFORE EXTRAORDINARY ITEM .....................................    (1,546)          (926)        (2,294)          (467)

EXTRAORDINARY GAIN, NET OF TAXES OF $0 .............................        --             --             --            120
                                                                      --------       --------       --------       --------
NET LOSS ...........................................................    (1,546)          (926)        (2,294)          (347)

Dividends on convertible preferred stock ...........................        --            (21)            --            (42)
                                                                      --------       --------       --------       --------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS .......................  $ (1,546)      $   (947)      $ (2,294)      $   (389)
                                                                      ========       ========       ========       ========

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations ...........................  $  (0.41)      $  (0.12)      $  (0.60)      $   0.04
Discontinued operations:
  Loss from operations .............................................        --          (0.13)            --          (0.17)
  Estimated loss on disposal .......................................        --          (0.02)            --          (0.02)
Extraordinary item .................................................        --             --             --           0.03
                                                                      --------       --------       --------       --------
NET LOSS ...........................................................  $  (0.41)      $  (0.27)      $  (0.60)      $  (0.12)
                                                                      ========       ========       ========       ========

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations ...........................  $  (0.41)      $  (0.12)      $  (0.60)      $   0.04
Discontinued operations:
  Loss from operations .............................................        --          (0.13)            --          (0.17)
  Estimated loss on disposal .......................................        --          (0.02)            --          (0.02)
Extraordinary item .................................................        --             --             --           0.03
                                                                      --------       --------       --------       --------
NET LOSS ...........................................................  $  (0.41)      $  (0.27)      $  (0.60)      $  (0.12)
                                                                      ========       ========       ========       ========

                            See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     SIX MONTHS ENDED
                                                                                       NOVEMBER 30,
                                                                                   1999           1998
                                                                                   ----           ----
                                                                                 (Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations before extraordinary item ..      $(2,294)      $   186
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING
   ACTIVITIES:
   Depreciation and amortization ...........................................          430           481
   Asset write-down ........................................................           --           146
   Provision for doubtful accounts .........................................           --           302
   Gain on sale of assets ..................................................           (6)           (1)
   Loss on sale of assets ..................................................            1             4

CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable .....................................................          609          (349)
   Accounts receivable - pharmacy and laboratory costs .....................           --        (2,889)
   Other current assets, restricted funds, and other non-current assets ....          205          (218)
   Accounts payable and accrued liabilities ................................         (350)          374
   Accrued claims payable ..................................................       (1,045)       (1,197)
   Accrued pharmacy and laboratory costs payable ...........................           --         2,759
   Income taxes payable ....................................................          (16)          (39)
   Other liabilities .......................................................           25          (122)
                                                                                  -------       -------
       NET CASH USED IN CONTINUING OPERATIONS ..............................       (2,441)         (563)

       NET CASH USED IN DISCONTINUED OPERATIONS ............................           --        (1,306)
                                                                                  -------       -------
       NET CASH USED IN OPERATING ACTIVITIES ...............................       (2,441)       (1,869)
                                                                                  -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of property and equipment ........................            7             2
   Payments received on note receivable ....................................           12            --
   Additions to property and equipment .....................................          (97)         (453)
                                                                                  -------       -------
       NET CASH USED IN INVESTING ACTIVITIES ...............................          (78)         (451)
                                                                                  -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of Common Stock ..............................           --           158
   Repayment of debt .......................................................           (1)           (1)
                                                                                  -------       -------
       NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .................           (1)          157
                                                                                  -------       -------

Net decrease in cash and cash equivalents ..................................       (2,520)       (2,163)

Cash and cash equivalents at beginning of period ...........................        8,026         6,016
                                                                                  -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................      $ 5,506       $ 3,853
                                                                                  =======       =======

                             See accompanying notes.

NOTE 1-- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheet as of November 30, 1999, and the related consolidated statements of operations and cash flows for the three and six months ended November 30, 1999 and 1998 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended November 30, 1999 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Certain amounts for Fiscal 2000 and Fiscal 1999 have been reclassified to conform to the Fiscal 2000 presentation. These reclassifications had no effect on the previously reported results of operations or stockholders' deficit.


NOTE 2 -- LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1999, the Company had unrestricted cash and cash equivalents of $5.5 million. During the six months ended November 30, 1999, the Company used $2.4 million in operations. Additionally, $0.1 million was used by its investing activities. The Company reported a loss of $2.4 million from continuing operations for the six months ended November 30, 1999, compared to income of $0.3 million from continuing operations for the six months ended November 30, 1998. The Company has an accumulated deficit of $59.0 million and total stockholders' deficit of $7.2 million as of November 30, 1999. Additionally, the Company's current assets at November 30, 1999 amounted to approximately $21.0 million and current liabilities were approximately $30.1 million, resulting in a working capital deficiency of approximately $9.1 million. The working capital deficiency referred to above results from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 4 -- "Income Taxes").

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

         During Fiscal 1999 and continuing during the first six months of Fiscal 2000, management has taken steps to reduce costs and conserve cash, including making significant staff reductions. Additionally, the Company disposed of its hospital business segment during Fiscal 1999. This has allowed the Company to direct its available resources toward the managed behavioral care business, which is its chief focus. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and, ultimately, to attain profitability.

NOTE 3 -- MAJOR CUSTOMERS/CONTRACTS

(1) During Fiscal 1999, the Company provided services to members of Humana Health Plans of Puerto Rico, Inc. ["Humana of Puerto Rico" (successor in interest to PCA Health Plans of Puerto Rico, Inc.)] under the terms of management service agreements entered into pursuant to healthcare contracts awarded to Humana of Puerto Rico by the Puerto Rico Insurance Administration. These contracts expired on March 31, 1999, with an extension period that ended April 30, 1999. For the fiscal year ended May 31, 1999, these agreements accounted for approximately 44%, or $17.1 million, of the Company's operating revenues from continuing operations.

         Additionally, the contract with Humana established an amount that was withheld from Humana's monthly remittances to the Company to cover pharmacy and laboratory costs that are the financial responsibility of the Company, but were administered by Humana. Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company has reported the contract at a 100% loss ratio for the contract to date pending clarification of the actual costs incurred. As a result, the Company has reported $10.5 million as accounts receivable and accrued claims payable in the accompanying balance sheet at November 30, 1999. During Fiscal 1999, Humana sent written notice to the Company that the Company owed $3.0 million to Humana in connection with these pharmacy and laboratory costs. The Company has expressed to Humana its total disagreement with Humana's position. The Company believes that Humana owes the Company in excess of $3.0 million in relation to this same issue. Efforts are being made to work with Humana to resolve the uncertainty.

         The Company also has contracts with Humana Health Plans ("Humana") under which it provides services to members in Florida. For the six months ended November 30, 1999, the Florida, Humana contracts accounted for 31.9%, or $3.2 million, of the Company's operating revenues from continuing operations compared to 17.1%, or $3.5 million, for the six months ended November 30, 1998. As of November 30, 1999, the Company provides services to approximately 200,000 members that are covered under the Humana plans in Florida. The terms of the Florida contracts are for two-year periods and each contract is automatically renewable for additional terms equal to the original contract period unless terminated by either party.

(2) The Company currently has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 5.6% and 3.9% of the Company's operating revenue from continuing operations for the six months ended November 30, 1999 and 1998, respectively. The Company received written notice from this HMO that these two contracts will remain in effect through August 31, 2000 and that, as of September 1, 1999, this HMO had selected another behavioral healthcare company to manage care for the members covered under four contracts that were previously managed by the Company. The HMO cited their obligation to another behavioral healthcare company, under terms and conditions that are tied to an acquisition, as the reason for cancellation of these contracts. During the six months ended November 30, 1999 and 1998, the six contracts with this HMO accounted for operating revenue from continuing operations of approximately 8.5% and 6.9%, respectively.

(3) The Company currently has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 10.7% and 6.0% of the Company's operating revenue from continuing operations for the six months ended November 30, 1999 and 1998, respectively. The Company recently submitted a bid to this HMO in response to a Request for Proposal that involves the membership covered under its existing contracts, which are due to expire in February and March, 2000. The Company cannot determine at this time if either of its contracts with this HMO will be renewed.

(4) The Company currently has one contract with one HMO to provide behavioral healthcare services to contracted members in Indiana. This contract represents approximately 9.4% and 3.8% of operating revenue from continuing operations for the six months ended November 30, 1999 and 1998, respectively. The Company recently received written notice from this HMO that its contract will not be renewed and, as a result, the contract will terminate effective December 31, 1999.

(5) The Company currently has three contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These contracts represents approximately 7.5% and 1.2% of operating revenue from continuing operations for the six months ended November 30, 1999 and 1998, respectively. The Company recently received written notice from this HMO that its contract will not be renewed and, as a result, the contracts will terminate effective December 31, 1999.

NOTE 4 -- INCOME TAXES

         The Company's provision for income taxes differs from the statutory rate of 34% due, primarily, to the Company's increased valuation allowance for losses generated during the three months ended November 30, 1999 and 1998.

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

         As a result of the Section 172(f) carryback claims filed by the Company and the tentative refunds received, the Company came under audit with respect to the tax years previously mentioned.

              On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.5 million through November 30, 1999. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

NOTE 5 -- DISCONTINUED OPERATIONS

         During Fiscal 1999, the Company sold its Aurora, Colorado and Ft. Worth, Texas facilities, which completed the disposal plan for its hospital business segment.

NOTE 6--  EARNINGS PER SHARE

                  The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share:

                                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                 NOVEMBER 30,                 NOVEMBER 30,
                                                                            1999            1998          1999           1998
                                                                            ----            ----          ----           ----
                                                                               (Amounts in thousands except per share data)
Numerator:
     Income (loss) from continuing operations ......................      $(1,546)      $    (402)      $(2,294)      $     186
     Less preferred stock dividends ................................           --             (21)           --             (42)
                                                                          -------       ---------       -------       ---------
     Numerator for diluted earnings (loss) per share
       available to common stockholders from continuing
       operations ..................................................       (1,546)           (423)       (2,294)            144
Discontinued operations:
     Loss from operations ..........................................           --            (454)           --            (583)
     Estimated loss on disposal ....................................           --             (70)           --             (70)
Extraordinary item .................................................           --              --            --             120
                                                                          -------       ---------       -------       ---------
     Net loss available to common stockholders
       after assumed conversions ...................................      $(1,546)      $    (947)      $(2,294)      $    (389)
                                                                          =======       =========       =======       =========

Denominator:
Weighted average shares ............................................        3,817           3,474         3,817           3,459
Effect of dilutive securities:
     Employee stock options ........................................           --              --            --              --
     Convertible preferred stock ...................................           --              --            --              --
                                                                          -------       ---------       -------       ---------
     Dilutive potential common shares ..............................           --              --            --              --
     Denominator for diluted earnings (loss) per share - adjusted
       weighted-average shares after assumed conversions ...........        3,817           3,474         3,817           3,459
                                                                          =======       =========       =======       =========

BASIC EARNINGS PER SHARE
Income (loss) from continuing operations ...........................      $ (0.41)      $   (0.12)      $ (0.60)      $    0.04
Discontinued operations:
     Loss from operations ..........................................           --           (0.13)           --           (0.17)
     Estimated loss on disposal ....................................           --           (0.02)           --           (0.02)
Extraordinary item .................................................           --              --            --            0.03
                                                                          -------       ---------       -------       ---------
Net loss ...........................................................      $ (0.41)      $   (0.27)      $ (0.60)      $   (0.12)
                                                                          =======       =========       =======       =========

DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations ...........................      $ (0.41)      $   (0.12)      $ (0.60)      $    0.04

Discontinued operations:
     Loss from operations ..........................................           --           (0.13)           --           (0.17)
     Estimated loss on disposal ....................................           --           (0.02)           --           (0.02)
Extraordinary item .................................................           --              --            --            0.03
                                                                          -------       ---------       -------       ---------
Net loss ...........................................................      $ (0.41)      $   (0.27)      $ (0.60)      $   (0.12)
                                                                          =======       =========       =======       =========


         The following number of potentially convertible shares of common stock related to convertible debentures and stock options are as follows at November 30, 1999:

     For conversion of convertible debentures...................................            9,044
     Outstanding stock options..................................................          854,651
     Possible future issuance under stock options plans.........................          305,558
                                                                                        ---------
         Total..................................................................        1,169,253
                                                                                        =========

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

(1) In May, 1999, the Company commenced an action against Richard Powers, a former Executive Vice President of the Company, and his current employer, American Psych Systems ("APS"), in the Circuit Court in and for Hillsborough County, Florida. The Company claims that Mr. Powers breached his agreements with the Company by attempting to divert customers to APS. The Company further claims that APS tortuously interfered with the Company's business relationships by directing Powers to solicit these customers in violation of his agreements. The suit is still in its early stages. The Court has denied a motion to dismiss filed by Powers and APS, and the parties have begun the discovery process. The complaint seeks unspecified damages.

(2) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of November 30, 1999, the Company has $1.2 million accrued relating to this matter.

(3) On January 22, 1999, PMR Corporation ("PMR") commenced an action against the Company in San Diego Superior Court. This action seeks damages for alleged breach of a hospital management agreement in connection with the Aurora, Colorado facility. The Complaint seeks compensatory damages of approximately $455,000, plus interest and attorneys' fees. The Superior Court ordered this case into arbitration on March 26, 1999. PMR has recently filed a demand for arbitration of this dispute before the American Arbitration Association. The Company has filed a counter-claim in the arbitration for PMR's alleged breach of the same hospital management agreement and intends to actively defend this action. The Company does not believe that the impact of this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(4) On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. As of November 30, 1999, the action is awaiting a trial date. The Company has denied its liability and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

(5) With respect to the contingency related to prior years' income taxes, see Note 4, "Income Taxes".

(6) With respect to the contingency related to the Humana claim, see Note 3, "Major Customers/Contracts".

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

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors - Important Factors Related to Forward-Looking Statements and Associated Risks" (page 17).

GENERAL

         In response to continuing changes in the behavioral healthcare industry, the Company has made significant changes in its operations, including the divestiture of its hospital facilities that took place during Fiscal 1999.

         For the six months ended November 30, 1999, managed care operations accounted for 96.6%, or $9.8 million, of the Company's operating revenues from continuing operations. The following tables summarizes the Company's financial data for the three and six months ended November 30, 1999 and 1998 (in thousands):

RESULT OF OPERATIONS

THE THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1998:


                                                                               CONSOLIDATED
THREE MONTHS ENDED                            MANAGED       CORPORATE AND       CONTINUING     DISCONTINUED
NOVEMBER 30, 1999                              CARE        OTHER OPERATIONS     OPERATIONS      OPERATIONS
---------------------------------            ---------    ----------------     -----------      ----------
Operating revenues                           $  4,710            $  172         $  4,882             $  --

Healthcare operating expenses                   4,392               147            4,539                --
General/administrative expenses                 1,241               647            1,888                --
Other operating expenses                          146               (94)              52                --
                                             --------            -------        --------               ---
                                                5,779               700            6,479                --
                                             --------            ------         --------             -----
     Operating loss                          $ (1,069)           $ (528)        $ (1,597)            $  --
                                             ========            ======         ========             =====

                                                                               CONSOLIDATED
THREE MONTHS ENDED                            MANAGED       CORPORATE AND       CONTINUING     DISCONTINUED
NOVEMBER 30, 1998                              CARE       OTHER OPERATIONS      OPERATIONS      OPERATIONS
---------------------------------            ---------    ----------------     -----------     ----------
Operating revenues                           $  9,965           $   250        $  10,215           $ 1,082

Healthcare operating expenses                   7,421               111            7,532             1,194
General/administrative expenses                 1,449             1,004            2,453                 6
Other operating expenses                          443                46              489               336
                                             --------            ------         --------             -----
                                                9,313             1,161           10,474             1,536
                                             --------            ------         --------             -----
     Operating income (loss)                 $    652           $  (911)       $    (259)          $  (454)
                                             ========            ======         ========             =====


         The Company reported an operating loss of approximately $1.6 million from continuing operations for the quarter ended November 30, 1999, which is primarily attributable to the loss of two major, managed care contracts during the fourth quarter of Fiscal 1999. Managed care revenue decreased by approximately 52.7%, or $5.3 million, for the quarter ended November 30, 1999 compared to the quarter ended November 30, 1998. Additionally, this loss included approximately $0.2 million of increased marketing and other costs specific to the Company's efforts to regain business in Puerto Rico and in other regions, approximately $0.1 million of operating costs incurred to manage the Company's Year 2000 readiness program, and approximately $0.1 million of costs in connection with the NCQA accreditation. This is compared to an operating loss of $0.3 million from continuing operations reported for the quarter ended November 30, 1998, which included $0.1 million of expense for uncollectable accounts receivable specific to one managed care contract and $0.4 million for costs incurred related to one proposal for Argentina.

         Operating revenues from continuing operations decreased by approximately 52.2%, or $5.3 million, for the quarter ended November 30, 1999 compared to the quarter ended November 30, 1998. This decrease is directly attributable to the loss of two major, managed care contracts during the fourth quarter of Fiscal 1999.

         Healthcare operating expenses from continuing operations decreased by $3.0 million for the quarter ended November 30, 1999 as compared to the quarter ended November 30, 1998. This decrease is attributable to the loss of revenues specific to two major, managed care contracts that terminated during Fiscal 1999. Healthcare operating expense as a percentage of net revenue for managed care operations increased from 74.5% for the quarter ended November 30, 1998 to 93.3% for the quarter ended November 30, 1999. This percentage increase is due to continuing fixed costs that cannot be tied to the specific contracts that were terminated during Fiscal 1999. Efforts are being made to reduce the overall costs to manage the Company's existing contracts, including cost reductions related to managing the Company's healthcare information systems and, also, planned centralization of certain contract management and clinical functions.

         General and administrative expenses from continuing operations decreased by approximately $0.6 million for the quarter ended November 30, 1999 as compared to the quarter ended November 30, 1998. The decrease is primarily attributable to savings in legal costs in comparison to legal costs incurred for the same period during Fiscal 1999. General and administrative costs as a percentage of revenue increased from 24.0% for the quarter ended November 30, 1998 to 38.7% for the quarter ended November 30, 1999. This increase is attributable to the continuing fixed costs that cannot be tied to the specific contracts that were terminated during Fiscal 1999. Efforts are being made to reduce the general and administrative costs during the remaining months of Fiscal 2000, including the elimination or reduction of certain costs associated with corporate office operations.

         Other operating expenses from continuing operations decreased by $0.4 million for the quarter ended November 30, 1999 compared to the quarter ended November 30, 1998. This decrease is primarily attributable to the $0.2 million of bad debt expense recognized during the quarter ended November 30, 1998 specific to the two major, managed care contracts that terminated during Fiscal 1999. Additionally, the Company recognized $0.1 million of bad debt recoveries specific to the discontinued operations during the quarter ended November 30, 1999.

THE SIX MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1998:

                                                                               CONSOLIDATED
SIX MONTHS ENDED                              MANAGED       CORPORATE AND       CONTINUING      DISCONTINUED
NOVEMBER 30, 1999                              CARE        OTHER OPERATIONS     OPERATIONS       OPERATIONS
---------------------------------            ---------    ----------------     -----------      ----------
Operating revenues                          $   9,786          $    346         $ 10,132             $  --

Healthcare operating expenses                   8,294               326            8,620                --
General/administrative expenses                 2,621             1,356            3,977                --
Other operating expenses                           83              (152)             (69)               --
                                            ---------          --------         --------             -----
                                               10,998             1,530           12,528                --
                                            ---------          --------         --------             -----
Operating loss                              $  (1,212)         $ (1,184)        $ (2,396)            $  --
                                            =========          ========         ========             =====


                                                                              CONSOLIDATED
SIX MONTHS ENDED                              MANAGED       CORPORATE AND      CONTINUING      DISCONTINUED
NOVEMBER 30, 1998                              CARE       OTHER OPERATIONS     OPERATIONS       OPERATIONS
---------------------------------            ---------    ----------------     -----------      ----------
Operating revenues                            $19,749          $    582         $ 20,331            $2,364

Healthcare operating expenses                  14,732               272           15,004             2,598
General/administrative expenses                 2,248             1,977            4,225                16
Other operating expenses                          660               123              783               333
                                              -------          --------         --------            ------
                                               17,640             2,372           20,012             2,947
                                              -------          --------         --------            ------
Operating income (loss)                       $ 2,109          $ (1,790)        $    319            $ (583)
                                              =======          ========         ========            ======


         The Company reported an operating loss from continuing operations of approximately $2.4 million for the six months ended November 30, 1999, which is primarily attributable to the loss of two major, managed care contracts during the fourth quarter of Fiscal 1999. Managed care revenue decreased by approximately 50.5%, or $10.0 million, for the six months ended November 30, 1999 compared to the six months ended November 30, 1998. Additionally, this loss included approximately $0.6 million of increased marketing and other costs specific to the Company's efforts to regain business in Puerto Rico and in other regions, approximately $0.1 million of operating costs incurred to manage the Company's Year 2000 readiness program, and approximately $0.1 million of costs in connection with the NCQA accreditation. This is compared to operating income from continuing operations of $0.3 million reported for the six months ended November 30, 1998, which included $0.1 million of expense for uncollectable accounts receivable specific to one managed care contract and approximately $0.4 million for costs incurred related to one proposal for Argentina.

         Operating revenues from continuing operations decreased by approximately 50.2%, or $10.2 million, for the six months ended November 30, 1999 compared to the six months ended November 30, 1998. This decrease is directly attributable to the loss of two major, managed care contracts during the fourth quarter of Fiscal 1999.

         Healthcare operating expenses from continuing operations decreased by $6.4 million for the six months ended November 30, 1999 as compared to the six months ended November 30, 1998. This decrease is attributable to the loss of revenues specific to two major contracts that terminated during Fiscal 1999. Healthcare operating expense as a percentage of net revenue for managed care operations increased from 74.6% for the six months ended November 30, 1998 to 84.8% for the six months ended November 30, 1999. This percentage increase is due to continuing fixed costs that cannot be tied to the specific contracts that were terminated during Fiscal 1999. Efforts are being made to reduce the overall costs to manage the Company's existing contracts, including cost reductions related to managing the Company's healthcare information systems and, also, planned centralization of certain contract management and clinical functions.

         General and administrative expenses from continuing operations decreased by approximately $0.2 million, for the six months ended November 30, 1999 as compared to the six months ended November 30, 1998. The decrease is primarily attributable to savings in legal costs in comparison to legal costs incurred for the same period during Fiscal 1999, specifically one legal settlement that totaled $0.2 million. General and administrative costs as a percentage of revenue increased from 20.8% for the six months ended November 30, 1998 to 39.3% for the six months ended November 30, 1999. This increase is attributable to the continuing fixed costs that cannot be tied to the specific contracts that were terminated during Fiscal 1999. Efforts are being made to reduce the general and administrative costs during the remaining months of Fiscal 2000, including the elimination or reduction of certain costs associated with corporate office operations.

         Other operating expenses from continuing operations decreased by $0.9 million for the six months ended November 30, 1999 compared to the six months ended November 30, 1998. This decrease is primarily attributable to the $0.3 million of bad debt expense recognized during the six months ended November 30, 1998 specific to the two major, managed care contracts that terminated during Fiscal 1999. Additionally, the Company recognized $0.2 million of bad debt recoveries specific to the discontinued operations, $0.2 million of bad debt recoveries specific to the Puerto Rico contract performance guarantees, and $0.1 million of bad debt recoveries specific to one managed care contract during the six months ended November 30, 1999.

         The Company is taking steps designed to increase revenues primarily through its managed care operations and the continued development of its behavioral managed care business. The Company has also made significant staff reductions and plans to eliminate additional positions in connection with its efforts to centralize certain management and clinical functions. The Company expects annual savings of, approximately, $1.0 million from these centralization efforts and further staff reductions.

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

         The Company developed a compliance program ("Plan") which used an enterprise wide, phased approach for assessing, remediating or replacing, testing, and implementing each of its mission-critical systems. The Plan covers many diverse systems and components of systems and, as such, each system was treated separately in the Plan. Additionally, since the Company's Plan addresses the Year 2000 problem from an enterprise wide approach, the Plan covers both information technology ("IT") systems and non-IT systems. The Plan also includes reviews of external vendors, EDI exchange partners, and environmental infrastructure, including utilities and security systems.

         As of September 15, 1999, the Company has completed the Remediation, Testing, and Implementation phases of its project for Mission Critical systems. The Company defines its mission-critical systems as its 1) clinical operating system, 2) related database and EDI interchanges, 3) operations and facilities systems (includes phone and communications network), and 4) accounting systems.

         The following chart shows the completion date or expected completion date for each phase of the Company's Plan for its mission-critical systems:

                    EXPECTED COMPLETION - CALENDAR YEAR 1999
==============================================================================
Phase 0     YEAR 2000 PROJECT OFFICE
------------------------------------------------------------------------------
               Initial Assessment of Critical Systems      Completed
------------------------------------------------------------------------------
               Create Year 2000 Project Documents          Completed
------------------------------------------------------------------------------
               Build Vender Compliance Database            Completed
------------------------------------------------------------------------------
               Maintain Vendor Compliance Process          Ongoing
------------------------------------------------------------------------------
               Year 2000 Project Management                Ongoing
------------------------------------------------------------------------------
Phase 1     INVENTORY PHASE                                Completed
------------------------------------------------------------------------------
Phase 2     ASSESSMENT PHASE                               Completed
------------------------------------------------------------------------------
Phase 3     REMEDIATE/REPLACE PHASE                        Completed
------------------------------------------------------------------------------
Phase 4     TESTING PHASE                                  Completed
------------------------------------------------------------------------------
Phase 5     IMPLEMENTATION PHASE                           Completed
------------------------------------------------------------------------------

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

         As of January 12, 2000, there has been no disruption of normal business activities or system failures experienced by the Company. The Company is continuing to address the potential impact of Year 2000 on its non-essential information systems, its other equipment that may be affected by the Year 2000, and the impact of transacting business with parties who do not have Year 2000 compliant systems. The Company has completed mailing of its Year 2000 survey to all business partners, manufacturers of the Company's non-essential business equipment, and other trade vendors. The Company has continued its vendor compliance program by mailing surveys to all health providers that are utilized by the Company. The Company cannot state with any certainty whether their suppliers, vendors and data exchange partners will remain compliant even if they have stated compliance in previous communications. Even though the Company will observe `On-going Vigilance' for Year 2000 problems, they cannot ensure that their vendors, providers, and manufacturers will be as vigilant.

         As of September 15, 1999, the Company has completed a Contingency and Continuity Business Resumption Plan program for all of its core business functions in all regions. The Company will use its contingency plan to reduce the risk of disruption of service on January 1, 2000. The plan processes include the following, core business areas:

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

         During the six months ended November 30, 1999, the Company recognized approximately $0.1 million in expense specific to its Year 2000 compliance program which has been paid to consultants or vendors providing services or equipment for the Company's compliance program. Additionally, the Company paid approximately $0.1 million that was recorded as capital expenditures during the six months ended November 30, 1999. The following chart provides a summary of the Company's expected costs and actual expenditures to date related to its Year 2000 Plan.


                                                            ACTUAL COSTS
                                      TOTAL EXPECTED         INCURRED AT            REMAINING
                                           COSTS          NOVEMBER 30, 1999       EXPECTED COSTS
                                      -------------       -----------------       --------------
Capital expenditures.............      $    850,000         $   825,000              $25,000
Operating expense................           246,000             221,000               25,000
                                       ------------         -----------              -------
Total............................      $  1,096,000         $ 1,046,000              $50,000
                                       ============         ===========              =======

         While the absolute costs cannot be determined at this time, the Company does not expect such costs to exceed $1.1 million, including any costs incurred for system implementations that may have been accelerated due to Year 2000 issues.



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

CONCENTRATION OF RISK

         The Company currently has thirteen (13) contracts with six HMOs to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Florida, Indiana, Michigan and Texas. These combined contracts represent approximately 71.4% and 33.3% of the Company's operating revenue from continuing operations for the six months ended November 30, 1999 and 1998, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. As of November 30, 1999, the Company had received notice from one Texas HMO that two contracts with the Company will not be renewed effective August 31, 2000. These contracts accounted for approximately 5.6% and 3.8% of the Company's operating revenues from continuing operations for the six months ended November 30, 1999 and 1998, respectively. The Company has also received notice from one Indiana HMO that its contract with the Company will not be renewed. As a result, one contract will terminate on December 31, 1999 that accounted for 9.4% and 3.8% of the Company's operating revenues from continuing operations for the six months ended November 30, 1999 and 1998, respectively. The Company has also received notice from one Texas HMO that its contract with the Company will not be renewed. As a result, three contracts will terminate on December 31, 1999 that accounted for 7.5% and 1.2% of the Company's operating revenues from continuing operations for the six months ended November 30, 1999 and 1998, respectively. Additionally, the Company recently submitted a bid to one HMO in Texas in response to a Request for Proposal that involves the membership covered under its existing contracts, which are due to expire in February and March, 2000. These combined contracts represented approximately 10.7% and 6.0% of the Company's operating revenue from continuing operations for the six months ended November 30, 1999 and 1998, respectively. The Company cannot determine at this time if either of its contracts with this HMO will be renewed.

UNCERTAINTY OF FUTURE PROFITABILITY

         As of November 30, 1999, the Company had stockholders' deficit of $7.2 million and a working capital deficiency of approximately $9.1 million. The Company had a net loss for the six months ended November 30, 1999 of $2.3 million. There can be no assurance that the Company will be able to achieve and sustain profitability or that the Company can achieve and maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         During prior fiscal years, a principal source of liquidity has been the sale of hospital properties and equipment that, as of March 11, 1999, have been entirely disposed of.

         The Company has received tax refunds for fiscal 1995 and 1996 in the amounts of $9.4 million and $5.4 million, respectively. Such refunds are based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have an adverse effect on the Company's cash flows. On August 21, 1998, the Company received an examination report from the IRS, dated August 6, 1998, related to its Section 172(f) carryback claims and amended tax returns for prior years, claiming taxes due totaling approximately $12.4 million for which the Company has accrued $12.1 million as of November 30, 1999. The Company filed a protest with the IRS on November 6, 1998 to contest the examination report with the appeals office of the Internal Revenue Service in Laguna Niguel, California. In the event that the Company is unsuccessful in the appeals process, the Company is entitled to a repayment of fees advanced to the Company's tax advisor relating to these refund claims, totaling approximately $2.5 million. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.5 million through November 30, 1999. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commences the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

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

ANTI-TAKEOVER PROVISIONS

         The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of November 30, 1999, there are no outstanding shares of Preferred Stock. The Company's Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company's Common Stock includes one right on the terms and subject to the conditions of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

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

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS


(1) In May, 1999, the Company commenced an action against Richard Powers, a former Executive Vice President of the Company, and his current employer, American Psych Systems ("APS"), in the Circuit Court in and for Hillsborough County, Florida. The Company claims that Mr. Powers breached his agreements with the Company by attempting to divert customers to APS. The Company further claims that APS tortuously interfered with the Company's business relationships by directing Powers to solicit these customers in violation of his agreements. The suit is still in its early stages. The Court has denied a motion to dismiss filed by Powers and APS, and the parties have begun the discovery process. The complaint seeks unspecified damages.

(2) Although no formal claim has been made or asserted, Humana Health Plans of Puerto Rico, Inc. ("Humana") has claimed that the Company owes $3.0 million to Humana in connection with the contract that was terminated by Humana on March 31, 1999. Humana's claim relates to the pharmacy and laboratory costs incurred by Humana throughout the contract period. The Company has expressed to Humana its total disagreement with Humana's position. The Company believes that Humana owes the Company in excess of $3.0 million in relation to this same issue; however, the Company has not formally asserted such claim. The Company does not believe that Humana's claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(3) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of November 30, 1999, the Company has $1.2 million accrued relating to this matter.

(4) On January 22, 1999, PMR Corporation ("PMR") commenced an action against the Company in San Diego Superior Court. This action seeks damages for alleged breach of a hospital management agreement in connection with the Aurora, Colorado facility. The Complaint seeks compensatory damages of approximately $455,000, plus interest and attorneys' fees. The Superior Court ordered this case into arbitration on March 26, 1999. PMR has filed a demand for arbitration of this dispute before the American Arbitration Association. The Company has filed a counter-claim in the arbitration for PMR's alleged breach of the same hospital management agreement and intends to actively defend this action. The Company does not believe that the impact of this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.5 million through November 30, 1999. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commences the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

(6) On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. As of November 30, 1999, the action is awaiting a trial date. The Company has denied its liability and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The results of the Company's Annual Shareholders' Meeting, which was held on December 10, 1999, were reported in the Company's current report on Form 8-K, dated December 20, 1999.

 ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.14 - Addendum to Employment Agreement effective December
                          27, 1999 between the Company and Robert J. Landis (filed herewith).

                  27    - Financial Data Schedules (filed herewith).

         (b)      Reports on Form 8-K

                      The Company filed a current report on Form 8-K, dated October 1, 1999, to report under Item 5 that the Company's Annual Meeting of Shareholders would be held on December 10, 1999 and, additionally, that proxy materials would be mailed on or about November 3, 1999 to shareholders of record as of October 29, 1999.

SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMPREHENSIVE CARE CORPORATION




January 14, 2000                          by /s/   ROBERT J. LANDIS
                                             ----------------------------------
                                                   Robert J. Landis
                                                   Executive Vice President and
                                                   Chief Financial Officer