Form 10-Q
period 2000-02-29
COMPREHENSIVE CARE CORP
filed 2000-04-14
CIK 22872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the period ended February 29, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ____________ to ___________.

    Commission File Number 1-9927
                           ------



                         COMPREHENSIVE CARE CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      95-2594724
----------------------------------              -------------------------------
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

                                                            Yes [X]  No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


             Classes                            Outstanding at April 10, 2000
--------------------------------------          -----------------------------
Common Stock, par value $.01 per share                    3,817,808

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                     INDEX

                                                                                                              PAGE
PART I -- FINANCIAL INFORMATION


        ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets,
                           February 29, 2000 and May 31, 1999.....................................................3

                  Consolidated Statements of Operations for
                           the three and nine months ended February 29, 2000 and February 28, 1999................4

                  Consolidated Statements of Cash Flows for
                           the nine months ended February 29, 2000 and February 28, 1999..........................5

                  Notes to Consolidated Financial Statements...................................................6-11


         ITEM 2 --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS......................................................................12-18


PART II -- OTHER INFORMATION

         ITEM 1 --  LEGAL PROCEEDINGS.........................................................................19-20

         ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................21

         ITEM 6 --  EXHIBITS AND REPORTS ON FORM 8-K.............................................................21


         SIGNATURES..............................................................................................22

PART I. -- FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                                FEBRUARY  29,      MAY 31,
                                                                                     2000           1999
                                                                                 -----------      ---------
                                                                                 (Unaudited)
ASSETS
 Current assets:
    Cash and cash equivalents..................................................... $  3,479       $  8,026
    Restricted cash...............................................................    1,721             --
    Accounts receivable, less allowance for doubtful accounts of $661 and
      $923........................................................................      328            932
    Accounts receivable -- pharmacy and laboratory costs..........................   10,469         10,469
    Other receivable..............................................................    2,415          2,415
    Other current assets..........................................................      503            614
                                                                                   --------       --------
 Total current assets.............................................................   18,915         22,456
                                                                                   --------       --------

 Property and equipment...........................................................    3,632          4,296
 Less accumulated depreciation....................................................   (2,339)        (2,326)
                                                                                   --------       --------
 Net property and equipment.......................................................    1,293          1,970
                                                                                   --------       --------

 Non-current assets:
    Notes receivable..............................................................    1,152          1,172
    Goodwill, net.................................................................    1,026          1,080
    Restricted cash...............................................................      230          1,923
    Other assets..................................................................      229            465
                                                                                   --------       --------
 Total non-current assets.........................................................    2,637          4,640
                                                                                   --------       --------
 Total assets..................................................................... $ 22,845       $ 29,066
                                                                                   ========       ========

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
    Accounts payable and accrued liabilities...................................... $  4,566       $  4,552
    Accrued claims payable........................................................    3,249          4,369
    Accrued pharmacy and laboratory costs payable.................................   10,469         10,469
    Current maturities of long-term debt..........................................       --              3
    Unbenefitted tax refunds received.............................................   12,092         12,092
    Income taxes payable..........................................................       41             76
                                                                                   --------       --------
 Total current liabilities........................................................   30,417         31,561
                                                                                   --------       --------

 Long-term liabilities:
    Long-term debt, excluding current maturities..................................    2,244          2,253
    Other liabilities.............................................................      179            166
                                                                                   --------       --------
 Total long-term liabilities......................................................    2,423          2,419
                                                                                   --------       --------
 Total liabilities................................................................   32,840         33,980
                                                                                   --------       --------
 Commitments and Contingencies (see Note 5 and Note 8)
 Stockholders' deficit:
    Preferred stock, $50.00 par value; authorized 60,000 shares...................       --             --
    Common stock, $0.01 par value; authorized 12,500,000 shares; issued
    and outstanding 3,817,808 and 3,817,812.......................................       38             38
    Additional paid-in-capital....................................................   51,794         51,794
    Accumulated deficit...........................................................  (61,827)       (56,746)
                                                                                   --------       --------
 Total stockholders' deficit......................................................   (9,995)        (4,914)
                                                                                   --------       --------
 Total liabilities and stockholders' deficit...................................... $ 22,845       $ 29,066
                                                                                   ========       ========

                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  FEBRUARY 29   FEBRUARY 28     FEBRUARY 29     FEBRUARY 28
                                                                     2000           1999           2000            1999
                                                                 -----------    -----------    -----------     -----------
OPERATING REVENUES......................................           $   3,790      $  10,263      $  13,922       $  30,594

COSTS AND EXPENSES:
  Healthcare operating expenses.........................               3,824          7,641         12,444          22,645
  General and administrative expenses...................               1,767          2,250          5,744           6,475
  Provision for (recovery of) doubtful accounts.........                 (76)           811           (575)          1,113
  Restructuring expenses................................                 884             --            884              --
  Depreciation and amortization.........................                 181            315            611             796
                                                                   ---------      ---------      ---------       ---------
                                                                       6,580         11,017         19,108          31,029
                                                                   ---------      ---------      ---------       ---------
OPERATING LOSS FROM CONTINUING  OPERATIONS  BEFORE ITEMS
SHOWN BELOW.............................................              (2,790)          (754)        (5,186)           (435)

OTHER INCOME (EXPENSE):
  Asset write-down/write-off............................                 (10)            --             --            (146)
  Gain on sale of assets................................                   2              1              8               2
  Loss on sale of assets................................                  --             --             (1)             (4)
  Non-operating income/(expense)........................                  --             --             41              --
  Interest income.......................................                  90             55            326             189
  Interest expense......................................                 (79)           (48)          (267)           (136)
                                                                   ---------      ---------      ---------       ---------
                                                                           3              8            107             (95)
                                                                   ---------      ---------      ---------       ---------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   (2,787)          (746)        (5,079)           (530)

Income tax benefit (expense)............................                  --             10             (2)            (20)
                                                                   ---------      ---------      ---------       ---------
LOSS FROM CONTINUING OPERATIONS.........................              (2,787)          (736)        (5,081)           (550)

DISCONTINUED OPERATIONS:
  Loss from operations, less applicable income tax
    expense of $0.......................................                  --             --             --            (583)
  Estimated loss on disposal, including provision for
    operating losses through disposal date, less
    applicable income tax expense of $0.................                  --           (783)            --            (853)
                                                                   ---------      ---------      ---------       ---------
LOSS BEFORE EXTRAORDINARY ITEM..........................              (2,787)        (1,519)        (5,081)         (1,986)

EXTRAORDINARY GAIN, NET OF TAXES OF $0..................                  --             --             --             120
                                                                   ---------      ---------      ---------       ---------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS............           $  (2,787)     $  (1,519)     $  (5,081)      $  (1,866)
                                                                   =========      =========      =========       =========

BASIC AND DILUTED EARNINGS PER SHARE:
Loss from continuing operations.........................           $   (0.73)     $   (0.21)     $   (1.33)      $   (0.16)
Discontinued operations:
  Loss from operations..................................                  --             --             --           (0.17)
  Estimated loss on disposal............................                  --          (0.22)            --           (0.25)
Extraordinary item......................................                  --             --             --            0.03
                                                                   ---------      ---------      ---------       ---------
NET LOSS................................................           $   (0.73)     $   (0.43)     $   (1.33)      $   (0.55)
                                                                   =========      =========      =========       =========

                            See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                   FEBRUARY 29    FEBRUARY 28
                                                                                      2000            1999
                                                                                   -----------    -----------
                                                                                     (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Loss from continuing operations before extraordinary item....................    $ (5,081)      $   (550)
ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES:
  Depreciation and amortization................................................         611            796
  Asset write-down/write-off...................................................          10            146
  Provision for doubtful accounts..............................................          --          1,113
  Gain on sale of assets.......................................................          (8)            (1)
  Loss on sale of assets.......................................................           1              4

  Restructuring expense........................................................         144             --

CHANGES IN ASSETS AND LIABILITIES:
  Accounts receivable..........................................................         604           (262)
  Accounts receivable - pharmacy and laboratory costs..........................          --         (4,329)
  Other current assets, restricted funds, and other non-current assets.........         320           (670)
  Accounts payable and accrued liabilities.....................................         (56)          (634)
  Accrued claims payable.......................................................      (1,120)        (1,390)
  Accrued pharmacy and laboratory costs payable................................          --          4,199
  Income taxes payable.........................................................         (35)           (74)
  Other liabilities............................................................          13           (137)
                                                                                   --------       --------
    NET CASH USED IN CONTINUING OPERATIONS.....................................      (4,597)        (1,789)

    NET CASH USED IN DISCONTINUED OPERATIONS...................................          --         (1,744)
                                                                                   --------       --------
    NET CASH USED IN OPERATING ACTIVITIES......................................      (4,597)        (3,533)
                                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds from sale of property and equipment.............................         137          1,766
  Payment received on note receivable..........................................          19             --
  Additions to property and equipment..........................................        (104)          (615)
                                                                                   --------       --------
    NET CASH PROVIDED BY INVESTING ACTIVITIES..................................          52          1,151
                                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of Common Stock...................................          --            155
  Repayment of debt............................................................          (2)            (1)
                                                                                   --------       --------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES........................          (2)           154
                                                                                   --------       --------

Net decrease in cash and cash equivalents......................................      (4,547)        (2,228)

Cash and cash equivalents at beginning of period...............................       8,026          6,016
                                                                                   --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................    $  3,479       $  3,788
                                                                                   ========       ========

                             See accompanying notes.

NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheet as of February 29, 2000, and the related consolidated statements of operations and cash flows for the three and nine months ended February 29, 2000 and February 28, 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended February 29, 2000 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

         The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known, with adjustments included in current operations.

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


NOTE 2 -- LIQUIDITY AND CAPITAL RESOURCES

         At February 29, 2000, the Company had unrestricted cash and cash equivalents of $3.5 million. During the nine months ended February 29, 2000, the Company used $4.6 million in operations. Net Cash provided by investing activities totaled $0.1 million for the nine months ended February 29, 2000. The Company reported a loss of $5.1 million from continuing operations for the nine months ended February 29, 2000, compared to the loss of $0.6 million from continuing operations for the nine months ended February 28, 1999. The Company has an accumulated deficit of $61.8 million and total stockholders' deficit of $10.0 million as of February 29, 2000. Additionally, the Company's current assets at February 29, 2000 amounted to approximately $18.9 million and current liabilities were approximately $30.4 million, resulting in a working capital deficiency of approximately $11.5 million. The working capital deficiency referred to above results primarily from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 5 --"Income Taxes").

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

         During Fiscal 1999 and continuing during the first nine months of Fiscal 2000, management has taken steps to reduce costs and conserve cash, including making significant staff reductions. Additionally, the Company disposed of its hospital business segment during Fiscal 1999. This has allowed the Company to direct its available resources toward the managed behavioral care business, which is its chief focus. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and, ultimately, to attain profitability.

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

         Additionally, the contract with Humana established an amount that was withheld from Humana's monthly remittances to the Company to cover pharmacy and laboratory costs that are the financial responsibility of the Company, but were administered by Humana. Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company has reported the contract at a 100% loss ratio for the contract to date pending clarification of the actual costs incurred. As a result, the Company has reported $10.5 million as accounts receivable and accrued claims payable in the accompanying balance sheet at February 29, 2000. During Fiscal 1999, Humana sent written notice to the Company that the Company owed $3.0 million to Humana in connection with these pharmacy and laboratory costs. The Company has expressed to Humana its total disagreement with Humana's position. The Company believes that Humana owes the Company in excess of $3.0 million in relation to this same issue. Efforts are being made to work with Humana to resolve the uncertainty.

         The Company also has contracts with Humana Health Plans ("Humana") under which it provides services to members in Florida. For the nine months ended February 29, 2000, the Florida, Humana contracts accounted for 32.8%, or $4.6 million, of the Company's operating revenues from continuing operations compared to 15.3%, or $5.2 million, for the nine months ended February 28, 1999. As of February 29, 2000, the Company provides services to approximately 150,000 members that are covered under the Humana plans in Florida. The Company renewed these contracts for two years, with effective dates of April 1, 1999.

(2) The Company currently has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 11.3% and 5.3% of the Company's operating revenue from continuing operations for the nine months ended February 29, 2000 and February 28, 1999, respectively. The Company recently renewed these contracts for two years, with effective dates of February 8, 2000.

(3) The Company currently has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 5.9% and 3.3% of the Company's operating revenue from continuing operations for the nine months ended February 29, 2000 and February 28, 1999, respectively. The Company received written notice from this HMO that these two contracts will remain in effect through August 31, 2000 and that, as of September 1, 1999, this HMO had selected another behavioral healthcare company to manage care for the members covered under four contracts that were previously managed by the Company. The HMO cited their obligation to another behavioral healthcare company, under terms and conditions that are tied to an acquisition, as the reason for cancellation of these contracts. During the nine months ended February 29, 2000 and February 28, 1999, the six contracts with this HMO accounted for operating revenue from continuing operations of approximately 8.0% and 6.1%, respectively.

(4) During the quarter ended February 29, 2000, the Company had one contract with one HMO to provide behavioral healthcare services to contracted members in Indiana. This contract, which represented approximately 8.0% and 3.5% of operating revenue from continuing operations for the nine months ended February 29, 2000 and February 28, 1999, respectively, was terminated effective December 31, 1999.

(5) During the quarter ended February 29, 2000, the Company had three contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These contracts represented approximately 6.7% and 1.3% of operating revenue from continuing operations for the nine months ended February 29, 2000 and February 28, 1999, respectively. These contracts were not renewed by the HMO and, as a result, terminated December 31, 1999.

NOTE 4 - RESTRUCTURING RESERVE

         During the quarter ended February 29, 2000, a restructuring reserve was established in the amount of $900,000 for the purpose of completing management's plan to restructure corporate operations, which included the elimination of the Company's California office and the three affiliated employees. The following table sets forth the activity during the quarter ended February 29, 2000:

                                                            BALANCE                                                      BALANCE
                                                           DECEMBER 1,                              PAYMENTS/          FEBRUARY 29,
                                                              1999               EXPENSE             CHARGES              2000
                                                                                    (Amounts in thousands)
                                                           -------------------------------------------------------------------------
RESTRUCTURING:

  Severance and separation benefits ...................        $ --                $ 725               $(720)              $   5

  Write-off of California assets(1) ...................          --                  110                (111)                 (1)
    Other closing costs ...............................          --                   65                 (13)                 52
                                                               ----                -----               -----               -----
Totals ................................................        $ --                $ 900               $(844)              $  56
 Puerto Rico and other prior reserves .................         284                  (16)                (91)                177
                                                               ----                -----               -----               -----
Totals ................................................        $284                $ 884               $(935)              $ 233(2)
                                                               ====                =====               =====               =====


(1)  Includes  $90,000 reserved for write-off of leasehold improvements.
(2)  Included in Accounts payable and accrued liabilities at February 29, 2000.


NOTE 5 -- INCOME TAXES

         The Company's provision for income taxes differs from the statutory rate of 34% due, primarily, to the Company's increased valuation allowance for losses generated during the three months ended February 29, 2000 and February 28, 1999.

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

              On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.9 million through February 29, 2000. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

NOTE 6 -- DISCONTINUED OPERATIONS

         During Fiscal 1999, the Company sold its Aurora, Colorado and Ft. Worth, Texas facilities, which completed the disposal plan for its hospital business segment.

NOTE 7 -- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share:

                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   FEBRUARY 29     FEBRUARY 28         FEBRUARY 29   FEBRUARY 28
                                                                       2000           1999                2000          1999
                                                                   -----------     -----------         -----------   -----------
                                                                           (Amounts in thousands, except per share data)
Numerator:
  Loss from continuing operations ..........................         $(2,787)       $  (736)            $(5,081)       $  (550)
Discontinued Operations:
  Loss from operations .....................................              --             --                  --           (583)
  Estimated loss on disposal ...............................              --           (783)                 --           (853)
Extraordinary item .........................................              --             --                  --            120
                                                                     -------        -------             -------        -------
Net loss available to common stockholders after assumed
  conversions ..............................................         $(2,787)       $(1,519)            $(5,081)       $(1,866)
                                                                     =======        =======             =======        =======

Denominator:
  Weighted average shares ..................................           3,818          3,508               3,818          3,475
Effect of dilutive securities:
  Employee stock options ...................................              --             --                  --             --
  Convertible preferred stock ..............................              --             --                  --             --
                                                                     -------        -------             -------        -------
  Dilutive potential common shares .........................              --             --                  --             --
  Denominator for diluted loss per share-adjusted
    weighted-average shares after assumed conversions ......           3,818          3,508               3,818          3,475
                                                                     =======        =======             =======        =======

BASIC AND DILUTED EARNINGS PER SHARE:
Loss from continuing operations ............................         $ (0.73)       $ (0.21)            $ (1.33)       $ (0.16)
Discontinued operations:
  Loss from operations .....................................              --             --                  --          (0.17)
  Estimated loss on disposal ...............................              --          (0.22)                 --          (0.25)
Extraordinary item .........................................              --             --                  --           0.03
                                                                     -------        -------             -------        -------
Net loss ...................................................         $ (0.73)       $ (0.43)            $ (1.33)       $ (0.55)
                                                                     =======        =======             =======        =======



         The following number of potentially convertible shares of common stock related to convertible debentures and stock options is as follows at February 29, 2000:

     For conversion of convertible debentures...................................            9,044
     Outstanding stock options..................................................        1,009,701
     Possible future issuance under stock options plans.........................          110,508
                                                                                       ----------
         Total..................................................................        1,129,253
                                                                                       ==========

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

(1) During the quarter ended February 29, 2000, the Company renewed one contract (the "Contract"), which included a requirement that the Company maintains a $550,000 performance bond throughout the two-year renewal term of the Contract. This bond was secured by a $150,000 cash deposit, which is included in the non-current, restricted cash balance at February 29, 2000. The term of the bond is for one year and the bond is automatically renewable as long as the Contract remains in force.


(2) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of February 29, 2000, the Company has $1.2 million accrued relating to this matter.

(3) On January 22, 1999, PMR Corporation ("PMR") commenced an action against the Company in San Diego Superior Court. This action seeks damages for alleged breach of a hospital management agreement in connection with the Aurora, Colorado facility. The Complaint seeks compensatory damages of approximately $455,000, plus interest and attorneys' fees. The Superior Court ordered this case into arbitration on March 26, 1999. PMR has filed a demand for arbitration of this dispute before the American Arbitration Association, and the Company has filed a counter-claim in the arbitration for PMR's alleged breach of the same hospital management agreement and intends to actively defend this action. The arbitration is scheduled to commence on May 22, 2000. The Company believes that it has good and meritorious defenses to this action.

(4) On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its former Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. The case is scheduled for trial on August 28, 2000. The Company has denied its liability and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

(5) With respect to the contingency related to prior years' income taxes, see Note 5, "Income Taxes".

(6) With respect to the contingency related to the Humana claim, see Note 3, "Major Customers/Contracts".

         From time to time, the Company and its subsidiaries are also parties and their property is subject to ordinary, routine litigation incidental to their business. In some pending cases, claims may exceed insurance policy limits and the Company or a subsidiary may have exposure to a liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company's financial statements.


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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors -- Important Factors Related to Forward-Looking Statements and Associated Risks" (page 16).

GENERAL

         In response to continuing changes in the behavioral healthcare industry, the Company has made significant changes in its operations, including the divestiture of its hospital facilities that took place during Fiscal 1999.

         For the nine months ended February 29, 2000, managed care operations accounted for 96.5%, or $13.4 million, of the Company's operating revenues from continuing operations. The following tables summarize the Company's financial data for the three and nine months ended February 29, 2000 and February 28, 1999 (in thousands):

RESULT OF OPERATIONS

THE THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1999:

                                                                        CORPORATE AND      CONSOLIDATED
THREE MONTHS ENDED                                                          OTHER           CONTINUING       DISCONTINUED
FEBRUARY 29, 2000                                   MANAGED CARE          OPERATIONS        OPERATIONS        OPERATIONS
-----------------------------------------           ------------       --------------       ----------       ------------
Operating revenues                                    $  3,645            $    145            $  3,790            $    --

Healthcare operating expenses                            3,677                 147               3,824                 --
General/administrative expenses                          1,061                 706               1,767                 --
Restructuring expenses                                      (9)                893                 884                 --
Other operating expenses                                   123                 (18)                105                 --
                                                      --------            --------            --------            -------
                                                         4,852               1,728               6,580                 --
                                                      --------            --------            --------            -------
  Operating loss                                      $ (1,207)           $ (1,583)           $ (2,790)           $    --
                                                      ========            ========            ========            =======


                                                                        CORPORATE AND      CONSOLIDATED
THREE MONTHS ENDED                                                          OTHER           CONTINUING       DISCONTINUED
FEBRUARY 28, 1999                                     MANAGED CARE        OPERATIONS        OPERATIONS        OPERATIONS
-----------------------------------------             ------------     --------------       ----------       ------------
Operating revenues                                    $ 10,015            $    248            $ 10,263            $   872

Healthcare operating expenses                            7,590                  51               7,641                258
General/administrative expenses                          1,306                 944               2,250                 --
Other operating expenses                                 1,076                  50               1,126                782
                                                      --------            --------            --------            -------
                                                         9,972               1,045              11,017              1,040
                                                      --------            --------            --------            -------
  Operating income (loss)                             $     43            $   (797)           $   (754)           $  (168)
                                                      ========            ========            ========            =======


         The Company reported an operating loss of approximately $2.8 million from continuing operations for the quarter ended February 29, 2000, which is primarily attributable to the loss of two major, managed care contracts during the fourth quarter of Fiscal 1999. Additionally, this loss included approximately $0.9 million of restructuring expenses in connection with the elimination of the Company's California office and affiliated employees, and $0.1 million of increased marketing and other costs specific to the Company's efforts to regain business in Puerto Rico and in other regions. This is compared to an operating loss of $0.8 million from continuing operations reported for the quarter ended February 28, 1999, which included $0.7 million of expense for uncollectable accounts receivable specific to one managed care contract and $0.3 million for costs incurred related to one proposal for Argentina.

         Operating revenues from continuing operations decreased by approximately 63.1%, or $6.5 million, for the quarter ended February 29, 2000 compared to the quarter ended February 28, 1999. This decrease is primarily attributable to the loss of two major, managed care contracts during the fourth quarter of Fiscal 1999.

         Healthcare operating expenses from continuing operations decreased by 50.0%, or $3.8 million, for the quarter ended February 29, 2000 as compared to the quarter ended February 28, 1999. This decrease is attributable to the loss of revenue specific to two major, managed care contracts that terminated during the fourth quarter of Fiscal 1999. Healthcare operating expense as a percentage of net revenue from continuing operations increased from 74.5% for the quarter ended February 28, 1999 to 100.9% for the quarter ended February 29, 2000. This percentage increase is attributable to $0.2 million of claims expense recorded during the quarter ended February 29, 2000 specific to the Puerto Rico contract, which terminated in Fiscal 1999. Additionally, this percentage increase is attributable to continuing fixed costs that cannot be tied to the specific contracts that were terminated during Fiscal 1999. Efforts are being made to reduce the overall costs to manage the Company's existing contracts, including cost reductions related to managing the Company's healthcare information systems and, also, the centralization of certain contract management and clinical functions, which was completed during February, 2000.

         General and administrative expenses from continuing operations decreased by approximately 21.5%, or $0.5 million, for the quarter ended February 29, 2000 as compared to the quarter ended February 28, 1999. This decrease is primarily attributable to $0.2 million of savings in legal costs, $0.2 million of savings in corporate salaries, and a $0.1 million reduction in building lease costs in comparison to costs incurred for the same period during Fiscal 1999. General and administrative costs as a percentage of revenue increased from 21.9% for the quarter ended February 28, 1999 to 46.6% for the quarter ended February 29, 2000. This percentage increase is attributable to the continuing fixed costs that cannot be tied to the specific contracts that were terminated during Fiscal 1999. The Company has taken steps to reduce its general and administrative costs by making significant staff reductions, including certain executive and staff positions that were eliminated as a result of the decision to close the Company's California office effective January 31, 2000.

         Other operating expenses from continuing operations decreased by $1.0 million for the quarter ended February 29, 2000 compared to the quarter ended February 28, 1999. This decrease is primarily attributable to the $0.8 million of bad debt expense recognized during the quarter ended February 28, 1999 specific to the two major, managed care contracts that terminated during Fiscal 1999.

THE NINE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 1999:

                                                                  CORPORATE AND      CONSOLIDATED
NINE  MONTHS ENDED                                                    OTHER           CONTINUING       DISCONTINUED
FEBRUARY 29, 2000                               MANAGED CARE        OPERATIONS        OPERATIONS        OPERATIONS
-----------------------------------------       ------------     --------------       ----------       ------------
Operating revenues                             $   13,431          $     491         $   13,922          $     --

Healthcare operating expenses                      11,971                473             12,444                --
General/administrative expenses                     3,682              2,062              5,744                --
Restructuring expenses                                 (9)               893                884                --
Other operating expenses                              206               (170)                36                --
                                               ----------          ---------         ----------          --------
                                                   15,850              3,258             19,108                --
                                               ----------          ---------         ----------          --------
  Operating loss                               $   (2,419)         $  (2,767)        $   (5,186)         $     --
                                               ==========          =========         ==========          ========


                                                                 CORPORATE AND      CONSOLIDATED
NINE  MONTHS ENDED                                                   OTHER           CONTINUING       DISCONTINUED
FEBRUARY 28, 1999                              MANAGED CARE        OPERATIONS        OPERATIONS        OPERATIONS
-----------------------------------------      ------------     --------------       ----------       ------------
Operating revenues                             $   29,764          $     830         $   30,594        $    3,236

Healthcare operating expenses                      22,322                323             22,645             2,900
General/administrative expenses                     3,554              2,921              6,475                16
Other operating expenses                            1,736                173              1,909             1,321
                                               ----------          ---------         ----------        ----------
                                                   27,612              3,417             31,029             4,237
                                               ----------          ---------         ----------        ----------
  Operating income (loss)                      $    2,152          $  (2,587)        $     (435)       $   (1,001)
                                               ==========          =========         ==========        ==========

         The Company reported an operating loss from continuing operations of approximately $5.2 million for the nine months ended February 29, 2000, which is primarily attributable to the loss of two major, managed care contracts during the fourth quarter of Fiscal 1999. Additionally, this loss included approximately $0.9 million of restructuring expenses in connection with the elimination of the Company's California office and affiliated employees, approximately $0.6 million of increased marketing and other costs specific to the Company's efforts to regain business in Puerto Rico and in other regions, approximately $0.1 million of operating costs incurred to manage the Company's Year 2000 readiness program, and approximately $0.1 million of costs in connection with the NCQA accreditation. This is compared to an operating loss from continuing operations of $0.4 million reported for the nine months ended February 28, 1999, which included $0.8 million of expense for uncollectable accounts receivable specific to one managed care contract, and approximately $0.6 million for costs incurred related to one proposal for Argentina.

         Operating revenues from continuing operations decreased by approximately 54.5%, or $16.7 million, for the nine months ended February 29, 2000 compared to the nine months ended February 28, 1999. This decrease is primarily attributable to the loss of two major, managed care contracts during the fourth quarter of Fiscal 1999.

         Healthcare operating expenses from continuing operations decreased by 45.0%, or $10.2 million, for the nine months ended February 29, 2000 as compared to the nine months ended February 28, 1999. This decrease is attributable to the loss of revenues specific to two major contracts that terminated during Fiscal 1999. Healthcare operating expense as a percentage of net revenue from continuing operations increased from 74.0% for the nine months ended February 28, 1999 to 89.4% for the nine months ended February 29, 2000. This percentage increase is attributable to $0.3 million of claims expense recorded during the nine months ended February 29, 2000 specific to the Puerto Rico contract, which terminated in Fiscal 1999. Additionally, this percentage increase is attributable to continuing fixed costs that cannot be tied to the specific contracts that were terminated during Fiscal 1999. Efforts are being made to reduce the overall costs to manage the Company's existing contracts, including cost reductions related to managing the Company's healthcare information systems and, also, the centralization of certain contract management and clinical functions, which was completed during February 2000.

         General and administrative expenses from continuing operations decreased by approximately 11.3%, or $0.7 million, for the nine months ended February 29, 2000 as compared to the nine months ended February 28, 1999. This decrease is primarily attributable to $0.7 million of savings in legal and audit fees in comparison to the legal and audit fees recorded for the same period during Fiscal 1999. General and administrative costs as a percentage of revenue increased from 21.2% for the nine months ended February 28, 1999 to 41.3% for the nine months ended February 29, 2000. This percentage increase is attributable to the continuing fixed costs that cannot be tied to the specific contracts that were terminated during Fiscal 1999. Efforts have been made to reduce the general and administrative costs during the remaining months of Fiscal 2000, including the elimination in February 2000 of all costs associated with operating the California office.

         Other operating expenses from continuing operations decreased by $1.9 million for the nine months ended February 29, 2000 compared to the nine months ended February 28, 1999. This decrease is primarily attributable to the $1.1 million of bad debt expense recognized during the nine months ended February 28, 1999 specific to the two major, managed care contracts that terminated during Fiscal 1999. Additionally, the Company recognized $0.2 million of bad debt recoveries specific to the discontinued operations, $0.2 million of bad debt recoveries specific to the Puerto Rico contract performance guarantees, and $0.1 million of bad debt recoveries specific to one managed care contract during the nine months ended February 29, 2000.

         The Company is taking steps designed to increase revenues primarily through its managed care operations and the continued development of its behavioral managed care business. The Company has also made significant staff reductions, including certain executive and staff positions that were eliminated as a result of the decision to close the Company's California office. Additionally, the company recently completed its centralization effort, which involved the consolidation of specific management and clinical functions. The Company expects annual savings of, approximately, $1.6 million from these centralization efforts and from cost savings associated with the elimination of the Company's California office.

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

          The Company completed the Remediation, Testing, and Implementation phases of its project for Mission Critical systems in September 1999, with ongoing project management and, also, maintenance of the vendor compliance process.

         The Company also completed implementation for all regional offices to its new clinical operating system (TXEN). The system was purchased from Nichols Research Corporation and has been certified Year 2000 compliant. The implementation occurred ahead of the scheduled implementation date of September 30, 1999. The Company has also completed full remediation and testing of its main financial and accounting system. Additionally, the Company has also completed assessment of its mission critical systems, equipment and infrastructure.

         As of April 12, 2000, there has been no disruption of normal business activities or system failures experienced by the Company. The Company is continuing to address the potential impact of Year 2000 on its non-essential information systems, its other equipment that may be affected by the Year 2000, and the impact of transacting business with parties who do not have Year 2000 compliant systems. The Company has completed mailing of its Year 2000 survey to all business partners, manufacturers of the Company's non-essential business equipment, and other trade vendors. The Company has continued its vendor compliance program by mailing surveys to all health providers that are utilized by the Company. The Company cannot state with any certainty whether their suppliers, vendors and data exchange partners will remain compliant even if they have stated compliance in previous communications. Even though the Company will observe `On-going Vigilance' for Year 2000 problems, they cannot ensure that their vendors, providers, and manufacturers will be as vigilant.

         During the nine months ended February 29, 2000, the Company recognized approximately $0.1 million in expense specific to its Year 2000 compliance program which has been paid to consultants or vendors providing services or equipment for the Company's compliance program. Additionally, the Company paid approximately $0.1 million that was recorded as capital expenditures during the nine months ended February 29, 2000.

         The following chart provides a summary of the Company's actual expenditures to date related to its Year 2000 Plan. As of February 29, 2000, there are no future expected costs related to the Company's Year 2000 Plan.

                                                              ACTUAL COSTS
                                                               INCURRED AT
                                                            FEBRUARY 29, 2000
                                                           ------------------
Capital expenditures.................................        $    825,000
Operating expense....................................             238,000
                                                               ----------
Total................................................        $  1,063,000
                                                               ==========


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

CONCENTRATION OF RISK

         The Company currently has nine (9) contracts with five HMOs to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Florida, Michigan and Texas. These combined contracts represent approximately 60.0% and 27.0% of the Company's operating revenue from continuing operations for the nine months ended February 29, 2000 and February 28, 1999, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. As of February 29, 2000, the Company had received notice from one Texas HMO that two contracts with the Company will not be renewed effective August 31, 2000. These contracts accounted for approximately 8.0% and 3.0% of the Company's operating revenues from continuing operations for the nine months ended February 29, 2000 and February 28, 1999, respectively.


UNCERTAINTY OF FUTURE PROFITABILITY

         As of February 29, 2000, the Company had stockholders' deficit of $10.0 million and a working capital deficiency of approximately $11.5 million. The Company had a net loss for the nine months ended February 29, 2000 of $5.1 million. There can be no assurance that the Company will be able to achieve and sustain profitability or that the Company can achieve and maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         During prior fiscal years, a principal source of liquidity has been the sale of hospital properties and equipment that, as of March 11, 1999, have been entirely disposed of.

         The Company has received tax refunds for fiscal 1995 and 1996 in the amounts of $9.4 million and $5.4 million, respectively. Such refunds are based on loss carrybacks under Section 172(f) of the Internal Revenue Code. Any IRS claim for return of all or any portion thereof could have an adverse effect on the Company's cash flows. On August 21, 1998, the Company received an examination report from the IRS, dated August 6, 1998, related to its Section 172(f) carryback claims and amended tax returns for prior years, claiming taxes due totaling approximately $12.4 million for which the Company has accrued $12.1 million as of February 29, 2000. The Company filed a protest with the IRS on November 6, 1998 to contest the examination report with the appeals office of the Internal Revenue Service in Laguna Niguel, California. In the event that the Company is unsuccessful in the appeals process, the Company is entitled to a repayment of fees advanced to the Company's tax advisor relating to these refund claims, totaling approximately $2.5 million. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.9 million through February 29, 2000. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commences the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

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

SHARES ELIGIBLE FOR FUTURE SALE

         The Company has issued or committed to issue 9,000 shares related to the 7 1/2% convertible subordinated debentures due April 15, 2010, and options or other rights to purchase approximately 1,120,000 shares. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in public or private transactions for use in fulfilling its future capital needs (see "Need for Additional Funds; Uncertainty of Future Funding"). Issuance of additional equity could adversely affect the trading price of the Company's Common Stock.

ANTI-TAKEOVER PROVISIONS

         The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of February 29, 2000, there are no outstanding shares of Preferred Stock. The Company's Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company's Common Stock includes one right on the terms and subject to the conditions of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

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

PART II -- OTHER INFORMATION

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

(3) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of February 29, 2000, the Company has $1.2 million accrued relating to this matter.

(4) On January 22, 1999, PMR Corporation ("PMR") commenced an action against the Company in San Diego Superior Court. This action seeks damages for alleged breach of a hospital management agreement in connection with the Aurora, Colorado facility. The Complaint seeks compensatory damages of approximately $455,000, plus interest and attorneys' fees. The Superior Court ordered this case into arbitration on March 26, 1999. PMR has filed a demand for arbitration of this dispute before the American Arbitration Association, and the Company has filed a counter-claim in the arbitration for PMR's alleged breach of the same hospital management agreement. The Company intends to actively defend this action. The arbitration is scheduled to commence on May 22, 2000. The Company believes that it has good and meritorious defenses to this action.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $4.9 million through February 29, 2000. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million of which $2.4 million is reported as "other receivable" in the accompanying balance sheet. This report commences the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds received will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

(6) On December 29, 1997, Ms. Kerri Ruppert, the former Chief Financial Officer of the Company, commenced an action against the Company and its former Chairman, Chriss W. Street, in the Superior Court of the State of California arising out of the termination of her employment on September 29, 1997. The action alleges alternate causes of action based upon her employment relationship with the Company and seeks unspecified damages for unpaid wages, unspecified actual, compensatory and punitive damages; damages for emotional distress; and costs, legal fees and penalties under applicable California law. The case is scheduled for trial on August 28, 2000. The Company has denied its liability and has denied the principal allegations of the complaint. The Company believes that it has good and meritorious defenses to this action.

         From time to time, the Company and its subsidiaries are also parties to and their property is subject to ordinary, routine litigation incidental to their business. In some pending cases, claims may exceed insurance policy limits and the Company or a subsidiary may have exposure to liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company's financial statements.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The results of the Company's Annual Shareholders' Meeting, which was held on December 10, 1999, were reported in the Company's current report on Form 8-K, dated December 20, 1999.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


                  27 - Financial Data Schedules (filed herewith) (for SEC use only).

(b)      Reports on Form 8-K

                  1) The Company filed a current report on Form 8-K, dated December 20, 1999, to report under Item 5 the results of its Annual Meeting of Stockholders which included the election of one Class II Director to the Company's Board of Directors.

                  2) The Company filed a current report on Form 8-K, dated January 18, 2000, to report under Item 5 that the Company had determined to eliminate its California office and affiliated employees and that, in connection with this change, the Company elected to terminate the employment of its President and Chairman, Chriss W. Street. Additionally, the Company reported the election of Robert J. Landis as Chairman of the Board of Directors, the election of Mary Jane Johnson as President and Chief Executive Officer of the Company, and the election of Cathy J. Welch as Secretary of the Company.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMPREHENSIVE CARE CORPORATION




April 14, 2000                     By:
                                       /s/ ROBERT J. LANDIS
                                      --------------------------------
                                      Robert J. Landis
                                      Chairman of the Board and
                                      Chief Financial Officer