Form 10-K405
period 2000-05-31
COMPREHENSIVE CARE CORP
filed 2000-08-25
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended MAY 31, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from __________ to __________

        COMMISSION FILE NUMBER 1-9927

                         COMPREHENSIVE CARE CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                               95-2594724
------------------------------                             -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

4200 WEST CYPRESS STREET, SUITE 300
         TAMPA, FLORIDA                                              33607
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                                 (813) 876-5036
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                   ON WHICH REGISTERED
          -------------------                   -------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant at August 17, 2000, was $775,397 based on the average bid and ask price of the Common Stock on August 17, 2000, as reported on the Over The Counter Bulletin Board.

         At August 17, 2000, the Registrant had 3,817,807 shares of Common Stock outstanding.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                     PART I

ITEM 1.  BUSINESS

ORGANIZATIONAL HISTORY

         Comprehensive Care Corporation(R) (the "Company") is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the Company include the Company's principal operating subsidiary, Comprehensive Behavioral Care, Inc.SM (1) ("CompCare"SM (2) or "CBC") and subsidiary corporations. Prior to Fiscal 1993, the Company principally engaged in the ownership, operation and management of psychiatric and substance abuse programs in Company owned, leased, or unaffiliated hospitals. During Fiscal 1999, the Company completed its plan to dispose of its hospital business segment.

         Commencing in Fiscal 1993, the Company transitioned its business focus to managed behavioral healthcare products and services through its wholly owned subsidiary, CompCare. In addition to its managed care products, CompCare provides contract services through its subsidiary, Comprehensive Care Integration, Inc. ("CCI"). The Company's chief focus is its managed care business.

As of May 31, 2000, the Company had the following active subsidiaries:

     WHOLLY-OWNED SUBSIDIARIES OF COMPREHENSIVE CARE CORPORATION:               STATE OF INCORPORATION
     ------------------------------------------------------------               ----------------------
     Comprehensive Behavioral Care, Inc.                                              Nevada
     Comprehensive Health Associates, Inc.                                            Puerto Rico

     WHOLLY-OWNED SUBSIDIARIES OF COMPREHENSIVE BEHAVIORAL CARE, INC.:
     -----------------------------------------------------------------
     Comprehensive Care Integration, Inc.                                             Delaware
     Healthcare Management Services, Inc.                                             Michigan
     Healthcare Management Services of Michigan, Inc.                                 Michigan
     Behavioral Healthcare Management, Inc.                                           Michigan

     AFFILIATES SPONSORED BY COMPREHENSIVE BEHAVIORAL CARE, INC.:
     ------------------------------------------------------------
     Comprehensive Provider Networks of Texas, Inc.                                   Texas


         The following table sets forth, for each of the years in the five-year period ended May 31, 2000, the percentage of operating revenues from the Company's managed care operations, corporate and other operations, and discontinued operations.

                                                                             YEAR ENDED MAY 31,
                                                           ------------------------------------------------------
                                                             2000        1999        1998       1997       1996
                                                           ---------  ----------  ---------  ---------- ---------
         Managed care operations (1)                          98%         87%         83%        72%        49%
         Corporate and other operations                        2%          3%          3%        11%        18%
         Discontinued operations                               --         10%         14%        17%        33%
                                                            -----       -----        ----      -----      -----
                                                             100%        100%        100%       100%       100%
                                                            =====       =====       =====      =====      =====

-------------
(1) The Company has provided managed care products since the acquisition of AccessCare, Inc. in December 1992. On August 1, 1995, the Company renamed this subsidiary to Comprehensive Behavioral Care, Inc.(SM)




--------------
(1) Comprehensive Behavioral Care, Inc. is a registered service mark of the Company.
(2) CompCare is a registered service mark of Comprehensive Behavioral Care, Inc.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


RECENT DEVELOPMENTS

         - During the first quarter of Fiscal 2001, the Company's Florida region implemented two new contracts to provide behavioral healthcare benefits to approximately 200,000 new members.

         - The Company has successfully retained two contracts with one HMO in Texas, which were previously reported as expected cancellations. These two contracts have accounted for approximately 6.3% and 3.7% of operating revenue from continuing operations for Fiscal 2000 and 1999, respectively.

         - As more fully described in Item 3, Legal Proceedings, effective July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the Internal Revenue Service ("IRS") to resolve a controversy with respect to $12 million of refunds received on the carryback of certain losses under Section 172(f) of the Internal Revenue Code at a substantially reduced amount. There can be no assurance that the IRS will accept the Offer.

         - Effective June 30, 2000, Humana, Inc. ("Humana") completed the sale of its North Florida Medicaid business to HealthEase of Florida, Inc. Effective July 1, 2000, the Company has contracted with HealthEase of Florida, Inc. to continue to provide behavioral healthcare services to approximately 100,000 of 160,000 Florida members that were managed by the Company under contracts with Humana. Additionally, Humana's contracts with the Company, which cover specific commercial, Medicaid, and Medicare populations of approximately 60,000 members, will terminate September 30, 2000.

         - As more fully described in Note 18 to the audited, consolidated financial statements, the Company has recently reached agreements, which fully settled two prior legal claims.

         - The Company had two major contracts that terminated on December 31, 1999. Following the termination of these contracts, the Company underwent a restructuring that included the elimination of the Company's California administrative office and related executive and staff positions and, additionally, the centralization of certain contract management and clinical functions, which was completed during February, 2000. Approximately 50 positions were eliminated during Fiscal 2000.

OPERATIONAL OVERVIEW

           For the fiscal year ended May 31, 2000, the Company had a net loss from continuing operations of $5.8 million, which is primarily attributable to the loss of two major contracts during the fourth quarter of Fiscal 1999 and two major contracts during the third quarter of Fiscal 2000. Additionally, this loss included approximately $0.9 million of restructuring expenses in connection with the elimination of the Company's California office and affiliated employees, approximately $0.6 million of increased marketing and other costs specific to the Company's efforts to regain business in Puerto Rico, and in other regions, approximately $0.1 million of operating costs incurred to manage the Company's Year 2000 readiness program and approximately $0.1 million of costs in connection with the NCQA accreditation. These expenses were offset in part by $0.3 million of revenue related to favorable cost report settlements completed during the year and $0.2 million of non-operating gains recognized during Fiscal 2000, primarily related to property tax refunds received specific to assets disposed of during Fiscal 1999 or earlier. This compares to the net loss from continuing operations of $3.0 million for the same period of 1999, which included approximately $0.9 million of bad debt expense specific to two major contracts that terminated during Fiscal 1999, $0.3 million of bad debt expense specific to hospital accounts receivable that were written off after the March 11, 1999 disposal date, and $0.2 million of bad debt expense specific to CCI contracts that terminated prior to May 31, 1999. Additionally, the Company incurred $0.8 million of expense in its unsuccessful bid for a managed care contract in Argentina and approximately $0.6 million of restructuring costs related to the loss of the PCA contract in Puerto Rico during Fiscal 1999. These expenses were offset by an extraordinary gain of $0.1 million related to the debenture exchange that took place during Fiscal 1999.

           Stockholders' deficit increased to $10.7 million in Fiscal 2000 from $4.9 million as of May 31, 1999. Cash and cash equivalents decreased to $2.5 million as of May 31, 2000, from $7.8 million as of May 31, 1999. Managed care

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


operations accounted for approximately 98% of the Company's operating revenues with discontinued and other operations accounting for 2% of the Company's operating revenues for the fiscal year ended May 31, 2000.

BUSINESS GENERAL

        The Company manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The services provided by the Company are delivered through management service agreements, administrative service agreements, and capitated contracts. Under capitated contracts, the primary payor of healthcare services pre-pays a fixed, per member per month ("PMPM") fee for covered psychiatric and substance abuse services to the Company regardless of actual member utilization. Current services include a broad spectrum of inpatient and outpatient mental health and substance abuse therapy, counseling, and supportive interventions. Programs are contracted through inpatient facilities as well as through experienced outpatient practitioners.

        The Company currently provides services to contracted members in seven states and provides managed behavioral healthcare services to recipients through subcontracts with HMOs. The programs and services currently offered by the Company include fully integrated, capitated behavioral healthcare services, Employee Assistance Programs (EAPs), case management/utilization review services, administrative services management (ASOs), provider sponsored health plan development, preferred provider network development, management and physician advisor reviews, and overall care management services. The Company also manages behavioral healthcare services in correctional settings or for parolees and probationers in three states. Fully integrated capitated lives totaled approximately 369,000 and 571,000 at May 31, 2000, and 1999, respectively. ASO lives were approximately 185,000 and 217,000 at May 31, 2000, and 1999, respectively. EAP lives were approximately 60,000 at May 31, 2000 and 1999. The Company manages its clinical service programs using proven treatment technologies and trains its providers to use effective, science-based treatment.

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

SOURCES OF REVENUE

        The Company provides managed behavioral healthcare and substance abuse services to its members under contract. Generally, the Company receives a negotiated amount on a PMPM or capitated basis to provide these services. The Company then contracts directly with providers who receive a pre-determined fee-for-service rate, case rate, or, alternatively, the Company may contract with an integrated provider company on a sub-capitated basis. Behavioral healthcare providers include psychiatrists, clinical psychologists, and other licensed healthcare professionals. Under full-risk capitation arrangements, the Company is responsible for the development and management of service networks, including physicians, therapists and hospitalization services and all claims are managed and paid by the Company. In cases where the Company has made sub-capitation arrangements, the outside company manages service delivery through a Company approved and credentialed network that is guided by stringent quality standards. In most cases, claims are paid by the Company and deducted from the capitation payment.

DELIVERY OF HEALTHCARE SERVICES

        Members are usually directed to the Company by their employer, HMO, or physician and, if deemed appropriate, receive an initial authorization for a consultation. Based upon the initial consultation, a treatment plan is established for the member. The Company attempts to control its healthcare expense risk by entering into contractual relationships with healthcare providers, including hospitals, physician groups and other managed care organizations, either on a sub-capitated, discounted fee-for-service, or per-case basis. During Fiscal 2000, the Company provided services under capitated arrangements for commercial, Medicare and Medicaid patients in Florida and Texas, commercial and Medicaid patients in Michigan, and commercial patients in California, Georgia, Indiana, Idaho, Kentucky, Ohio, and Pennsylvania.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


        The new business in fiscal year 2000 included capitated arrangements under ASO contracts, in which the client reimburses the Company for the costs of overall behavioral healthcare services rendered through contracted providers. Additionally, the Company has recently been awarded ASO, commercial, and Medicaid contracts in Florida and Medicaid and Children's Health Insurance Program contracts in Texas that have effective dates beginning in Fiscal 2001. The Company performs periodic reviews of its current contracts with payors and may amend or review the terms of unprofitable contracts.

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

         Industry sources estimate that approximately $83 billion was spent on behavioral healthcare services in the United States in 1998. In response to escalating costs, behavioral healthcare companies, such as CompCare, have expanded their focus on member care and arranging for the appropriate level of service in a cost-effective manner. As a result of the transition to managed behavioral healthcare, occupancy rates and average length of stay for inpatient facilities have declined, while outpatient treatment and alternative care services have increased.

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

         CompCare is actively pursuing the expansion of its Criminal Justice programs. CompCare has developed its Behavioral Corrections Program and is currently under contract with the state of Idaho to provide behavioral healthcare services to inmates and parolees. In addition to the full range of corrections healthcare services in the state of Idaho, CompCare is now providing services in Florida and in Michigan under contracts with the Department of Corrections ("DOC") in each of these two states. The Michigan DOC contract has provided a unique opportunity for the Company to apply managed care principles to the management of residential beds. The Company believes that the privatization of corrections healthcare services will continue to provide opportunities for the Company to expand the number and scope of its contracts with state and federal correctional facilities. Additionally, the Company is developing products that will bring its core competencies to new service areas such as behavioral pharmacy management, juvenile justice, and public school systems.

COMPETITION

         The behavioral healthcare industry is highly competitive, with approximately two dozen managed behavioral healthcare companies providing service for more than 176 million lives in the United States. Additionally, there are numerous local and regional group practices, community mental health centers and behavioral healthcare hospitals that manage behavioral healthcare on behalf of HMOs, PPOs and local governments. In the last several years, most markets have seen greater migration to fully capitated HMO products, which is the Company's primary niche. As a consequence of these changes, marketplace spending on managed behavioral healthcare services is expected to grow.

         The Company is subject to numerous state and federal regulations, as well as changes in Medicaid and Medicare reimbursement. As of May 31, 2000, the Company managed approximately 228,000 lives in connection with behavioral and substance abuse services covered through Medicaid in Florida and Texas. In addition, the Company manages approximately 16,000 lives covered through Medicare in Florida. At this time, the Company is unable to predict what effect, if any, changes in Medicaid and Medicare legislation may have on its business (see "Business - Government Regulation").

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

                                  ACCREDITATION

         To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, the National Committee on Quality Assurance, ("NCQA") has developed an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators, and consumers. The Standards for Accreditation of Managed Behavioral Healthcare Organizations used by NCQA reviewers to evaluate a managed behavioral healthcare organization address the following areas: quality improvement; utilization management; credentialing; members' rights and responsibilities; access, availability, referral and triage; preventative care guidelines; and medical records. These standards validate that a managed behavioral healthcare organization is founded on principles of quality and is continuously improving the clinical care and services it provides. In 2001, NCQA will introduce these standards to health plan accreditations and require more behavioral healthcare expertise to maintain accreditation status. NCQA also utilizes Health Plan Employer Data and Information Set ("HEDIS"), which is a core set of performance measurements developed to respond to complex but clearly defined employer needs as standards for patient care and customer satisfaction. CompCare's Southeast Region operation was awarded NCQA accreditation in August 1999.

                          ADMINISTRATION AND EMPLOYEES

         The Company's executive and administrative offices are located in Tampa, Florida, where management maintains operations, business development, accounting, and governmental and statistical reporting functions. The Company currently employs a total of 101 employees who are assigned to its operations as follows:

                                                            TOTAL
                                                          EMPLOYEES
                                                        -------------

         Managed care operations...................           97
         Corporate or other operations.............            4
                                                             ---
            Total..................................          101
                                                             ===


                         MANAGEMENT INFORMATION SYSTEMS

         The Company utilizes a fully integrated information system designed as a complete managed care, three-tier application. The system, known as Nichols TXEN ("TXEN"), was developed by Nichols Research, and the Company is a licensed user of the TXEN system. The Company has implemented this system as a focused

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


managed behavioral healthcare system in its three regions that are active in providing managed behavioral healthcare services. The Company views the system to be adequate for its current and future needs.

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

                               MARKETING AND SALES

         The Company's business development staff is responsible for generating new sales leads and for preparing proposals and responses to formal commercial and public sector Requests for Proposals ("RFPs"). The Company's marketing initiatives are managed by the Chief Executive Officer. The regional sales personnel strengthen the Company's marketing efforts by providing a local presence and accountability. Sales expectations are integrated into the performance requirements for executive staff and local sales personnel.

ITEM 2.  PROPERTIES

         The following table sets forth certain information regarding the properties owned or leased by the Company at May 31, 2000. All leases are triple net leases, under which the Company bears all costs of operations, including insurance, taxes, and utilities.

                                                                         OWNED OR                     MONTHLY RENTAL
                         NAME AND LOCATION                                LEASED       LEASE EXPIRES   (IN DOLLARS)
---------------------------------------------------------------------  --------------  -------------- ---------------
CORPORATE HEADQUARTERS, REGIONAL, ADMINISTRATIVE,
AND OTHER OFFICES
   Tampa, Florida, Corporate Headquarters and Southeastern
      Regional offices............................................        Leased           2000       $    26,480
   Grand Prairie, Texas...........................................        Leased           2001             7,431
   Houston, Texas.................................................        Leased           2000             1,797
   Bloomfield Hills, Michigan.....................................        Leased           2001             7,313
   Comprehensive Care Integration, Inc., Boise, Idaho.............        Leased           2000       $     2,650


ITEM 3.  LEGAL PROCEEDINGS

(1) In July 2000, Steiner Corporation, a Colorado linen service company, commenced an action against the Company seeking damages in the amount of, approximately, $145,000 by reason of an alleged early termination of a laundry service contract. While this claim has only recently been asserted, the Company intends to deny liability. Additionally, the Company does not believe that this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(2) A collection proceeding has been filed against the Company in connection with the previously active managed care operation in Puerto Rico. This collection effort was filed by a Puerto Rico provider, Hato Rey Psychiatric Hospital d/b/a Mepsi Center ("MEPSI"). MEPSI claims that the Company owes MEPSI a total of $681,000, plus interest and legal fees, for services rendered to patients managed by the Company under the prior Puerto Rico Reforma Program contract, which was held by Humana, Inc. The Company is conducting an audit to determine the final amount, if any, it believes is owed to MEPSI. Such payment would be applied against the Company's existing reserve for Puerto Rico claims and disbursed from the provider funds that are held in escrow (see Note 2 to the audited, consolidated financial statements - "Summary of Significant Accounting Policies", "Restricted Cash"). The Company does not believe that this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


(3) The Company's subsidiary, Careunit Hospital of Ohio, Inc. ("Careunit") has been named as a third party defendant in the principal action entitled "Vencor, Inc. v. Empe, Inc." The principal action arises out of the sale by Careunit of its Ohio hospital facility to Vencor, Inc. ("Vencor") and relates to an alleged asbestos condition at the Ohio facility. Empe, Inc. ("Empe") apparently was Vencor's environmental expert in connection with this transaction. In making Careunit a third party defendant, Empe claims that it was misled and that Careunit allegedly failed to disclose the asbestos condition in the facility when Vencor conducted its environmental assessment. No specific amount of damages is claimed, but rather, the third party complaint seeks apportionment, indemnity and compensatory damages as may be determined at trial. The Company's insurance carrier has provided a defense of this action, which is only in its formative stages. The Company does not believe that this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(4) In May, 1999, the Company commenced an action against Richard Powers, a former Executive Vice President of the Company, and his current employer, American Psych Systems ("APS"), in the Circuit Court in and for Hillsborough County, Florida. The Company claims that Mr. Powers breached his agreements with the Company by attempting to divert customers to APS. The Company further claims that APS tortuously interfered with the Company's business relationships by directing Powers to solicit these customers in violation of his agreements. The suit is still in its early stages. The Court has denied a motion to dismiss filed by Powers and APS, and the parties have begun the discovery process. The complaint seeks unspecified damages.

(5) Although no formal claim has been made or asserted, Humana Health Plans of Puerto Rico, Inc. ("Humana") has claimed that the Company owes $3.0 million to Humana in connection with the contract that was terminated by Humana on March 31, 1999. Humana's claim relates to the pharmacy and laboratory costs incurred by Humana throughout the contract period. The Company has expressed to Humana its total disagreement with Humana's position. The Company believes that Humana owes the Company in excess of $3.0 million in relation to this same issue; however, the Company has not formally asserted such claim. The Company does not believe that Humana's claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(6) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. The Company owned this facility until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of May 31, 2000, the Company has $1.2 million accrued relating to this matter.

(7) In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed a tentative refund claim to carry back losses described in Section 172(f) of the IRC, requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under
     Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

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

     Section 172(f) of the IRC provides for a ten-year net operating loss carryback for specific losses attributable to (1) a product liability or
     (2) a liability arising under a federal or state law or out of any tort if the act giving rise to such liability occurs at least three years before the beginning of the taxable year. The applicability of Section 172(f) to the type of business in which the Company operates is unclear. No assurance can be provided that the Company will be able to retain the refunds received to date or that the additional refunds requested will be received.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


     As a result of the Section 172(f) carryback claims filed by the Company, and the tentative refunds received, the Company came under audit with respect to the tax years previously mentioned.

     On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $5.2 million through May 31, 2000. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheet. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. Additionally, the IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

     Effective July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. There can be no assurance that the IRS will accept the Offer.

From time to time, the Company and its subsidiaries are also parties to and their property is subject to ordinary, routine litigation incidental to their business. In some pending cases, claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                    PART II.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           The Company's Common Stock is traded on the Over The Counter Bulletin Board ("OTC-BB") under the symbol CHCR. The following table sets forth the range of high and low closing prices for the Common Stock for the fiscal quarters indicated:


                                                                                 PRICE
                                                                        ------------------------
             FISCAL YEAR                                                HIGH                LOW
             -----------                                                ----                ---
             2000                FIRST QUARTER                      $  13/16 (1)    $      13/32 (1)
                                 SECOND QUARTER                        15/32 (1)            3/16 (1)
                                 THIRD QUARTER                         45/64 (1)            7/32 (1)
                                 FOURTH QUARTER                     $  35/64 (1)    $      13/64 (1)

             1999                FIRST QUARTER                      $10 15/16(2)    $      3 7/8 (2)
                                 SECOND QUARTER                       5 1/4  (2)           2 1/8 (2)
                                 THIRD QUARTER                        5 3/4  (2)             7/8 (1)
                                 FOURTH QUARTER                     $ 1 1/16 (1)    $        1/2 (1)

----------------
(1)  Indicates high and low closing prices as reported by the OTC-BB.

(2) Indicates high and low closing prices as reported by the New York Stock Exchange. During Fiscal 1999, the Company's Common Stock was traded on the New York Stock Exchange through February 18, 1999.

(a) As of July 31, 2000, the Company had 1,454 stockholders of record of Common Stock.

(b) The Company did not pay any cash dividends on its Common Stock during any quarter of Fiscal 2000, 1999, or 1998 and does not contemplate the initiation of payment of any cash dividends in the foreseeable future (see
     ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                                                                                    YEAR ENDED MAY 31,
                                                             ---------------------------------------------------------
                                                               2000        1999        1998        1997        1996
                                                             --------    --------    --------    --------    ---------
                                                                     (Amounts in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:

OPERATING REVENUES                                           $ 17,719    $ 39,029    $ 39,787    $ 32,531    $ 21,742
COSTS AND EXPENSES:
  Healthcare operating expenses                                15,801      29,778      30,808      27,996      18,258
  General and administrative expenses                           6,974       9,148       7,085       7,383       8,150
  Provision for (recovery of) doubtful accounts                  (606)      1,641          94         228         298
  Depreciation and amortization                                   794       1,037         772         685         715
  Restructuring expenses                                          831         600          --         195          94
  Equity in loss of unconsolidated affiliates                      --          --          --          --         191
                                                             --------    --------    --------    --------    ---------
                                                               23,794      42,204      38,759      36,487      27,706
                                                             --------    --------    --------    --------    ---------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS             (6,075)     (3,175)      1,028      (3,956)     (5,964)

OTHER INCOME (EXPENSES):
  Gain on sale of assets                                            9           2         314          47       1,336
  Loss on sale of assets                                           (1)         (4)         (9)        (33)        (82)
  Non-operating gain (loss)                                       204         (79)         50        (390)        860
  Interest income                                                 399         309         406         259         210
  Interest expense                                               (289)       (281)       (172)       (732)     (1,374)
                                                             --------    --------    --------    --------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                          (5,753)     (3,228)      1,617      (4,805)     (5,014)
Income tax expense (benefit)                                       13        (146)         63        (341)     (2,478)
                                                             --------    --------    --------    --------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS                       (5,766)     (3,082)      1,554      (4,464)     (2,536)

DISCONTINUED OPERATIONS:
Income (loss) from operations                                      --        (334)        417        (505)     (1,706)
Loss on disposal, including operating loss of $282                 --        (698)         --          --          --
                                                             --------    --------    --------    --------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                        (5,766)     (4,114)      1,971      (4,969)     (4,242)
EXTRAORDINARY GAIN                                                 --         120          --       2,172          --
                                                             --------    --------    --------    --------    ---------
NET INCOME (LOSS)                                              (5,766)     (3,994)      1,971      (2,797)     (4,242)

Dividends on convertible Preferred Stock                           --         (55)        (82)        (31)         --
                                                             --------    --------    --------    --------    ---------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS        $ (5,766)   $ (4,049)   $  1,889    $ (2,828)   $ (4,242)
                                                             ========    ========    ========    ========    ========

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations                     $  (1.51)   $  (0.88)   $   0.44    $  (1.46)   $  (0.96)
Discontinued operations:
  Income (loss) from operations                                    --       (0.09)       0.12       (0.16)      (0.64)
  Loss on disposal                                                 --       (0.20)         --          --          --
Extraordinary item                                                 --        0.03          --        0.70          --
                                                             --------    --------    --------    --------    ---------
Net income (loss)                                            $  (1.51)   $  (1.14)   $   0.56    $  (0.92)   $  (1.60)
                                                             ========    ========    ========    ========    ========

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations                     $  (1.51)   $  (0.88)   $   0.40    $  (1.46)   $  (0.96)
Discontinued operations:
  Income (loss) from operations                                    --       (0.09)       0.11       (0.16)      (0.64)
  Loss on disposal                                                 --       (0.20)         --          --          --
Extraordinary item                                                 --        0.03          --        0.70          --
                                                             --------    --------    --------    --------    ---------
Net income (loss)                                            $  (1.51)   $  (1.14)   $   0.51    $  (0.92)   $  (1.60)
                                                             ========    ========    ========    ========    ========

BALANCE SHEET DATA:
Working capital (deficit)                                    $(12,245)   $ (9,355)   $ (8,859)   $(12,657)   $(21,171)
Total assets                                                   21,275      29,066      30,405      24,746      25,119
Long-term debt                                                  2,244       2,253       2,704       2,712          24
Long-term debt including current maturities and debentures      2,244       2,256       2,706       2,758      12,026
Stockholders' deficit                                        $(10,672)   $ (4,914)   $ (1,286)   $ (3,570)   $ (7,798)


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

GENERAL

         The following table summarizes the Company's financial data for the fiscal years ended May 31, 2000 and 1999 (in thousands):


                                                                                 CONSOLIDATED
                                                           CORPORATE AND          CONTINUING         DISCONTINUED
2000                                    MANAGED CARE      OTHER OPERATIONS        OPERATIONS          OPERATIONS
-----                                  --------------    ------------------    --------------       --------------

Operating revenues                         $ 17,355             $    364             $ 17,719             $    --

Healthcare operating expenses                15,474                  327               15,801                  --
General/administrative expenses               3,753                3,221                6,974                  --
Other operating expenses                      2,917               (1,898)               1,019                  --
                                           --------             --------             --------             -------
                                             22,144                1,650               23,794                  --
                                           --------             --------             --------             -------
   Operating loss                          $ (4,789)            $ (1,286)            $ (6,075)            $    --
                                           ========             ========             ========             =======

1999
-------
Operating revenues                         $ 37,691             $  1,338             $ 39,029             $ 4,187

Healthcare operating expenses                29,250                  526               29,776               3,082
General/administrative expenses               5,140                4,010                9,150                  16
Other operating expenses                      2,622                  656                3,278               1,705
                                           --------             --------             --------             -------
                                             37,012                5,192               42,204               4,803
                                           --------             --------             --------             -------
   Operating income (loss)                 $    679             $ (3,854)            $ (3,175)            $  (616)
                                           ========             ========             ========             =======


         During Fiscal 2000, the Company's operating revenues from continuing operations declined by 54.6%, or $21.3 million. Managed care operations accounted for 98.0%, or $17.4 million of the Company's overall operating revenues.

RESULTS OF OPERATIONS - THE YEAR ENDED MAY 31, 2000, COMPARED TO THE YEAR ENDED MAY 31, 1999.

         The Company reported an operating loss of approximately $6.1 million from continuing operations for the fiscal year ended May 31, 2000, which is primarily attributable to the loss of two major, managed care contracts during the fourth quarter of Fiscal 1999. Additionally, this loss included approximately $0.9 million of restructuring expenses in connection with the elimination of the Company's California office and affiliated employees, approximately $0.6 million of increased marketing and other costs specific to the Company's efforts to regain business in Puerto Rico and in other regions, approximately $0.1 million of operating costs incurred to manage the Company's Year 2000 readiness program, and approximately $0.1 million of costs in connection with the NCQA accreditation. These expenses were offset in part by $0.3 million of revenue related to favorable cost report settlements that took place during the year. This is compared to an operating loss of $3.2 million from continuing operations reported for the fiscal year ended May 31, 1999, which included approximately $0.9 million of bad debt expense specific to two major contracts that terminated during Fiscal 1999, $0.3 million of bad debt expense specific to hospital accounts receivable that were written off after the March 11, 1999 disposal date, and $0.2 million of bad debt expense specific to CCI contracts that terminated prior to May 31, 1999. Additionally, the Company incurred $0.8 million of expense in its unsuccessful bid for a managed care contract in Argentina and approximately $0.6 million of restructuring costs related to the loss of the PCA contract in Puerto Rico during Fiscal 1999.

         Operating revenues from continuing operations decreased by approximately 54.6%, or $21.3 million, for the fiscal year ended May 31, 2000 compared to the fiscal year ended May 31, 1999. This decrease is primarily

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


attributable to the loss of two major contracts during the fourth quarter of Fiscal 1999 and two major contracts during the third quarter of Fiscal 2000.

         Healthcare operating expenses from continuing operations decreased by 46.9%, or $14.0 million, for the fiscal year ended May 31, 2000 as compared to the fiscal year ended May 31, 1999. This decrease is attributable to the loss of revenue specific to two major contracts that terminated in Fiscal 1999 and two major contracts that terminated in Fiscal 2000. Healthcare operating expense as a percentage of net revenue from continuing operations increased from 76.3% for the fiscal year ended May 31, 1999 to 89.2% for the fiscal year ended May 31, 2000. This percentage increase is attributable to $0.3 million of claims expense recorded during the fiscal year ended May 31, 2000 specific to the Puerto Rico contract, which terminated in Fiscal 1999. Additionally, this percentage increase is attributable to continuing fixed costs that cannot be tied to the specific contracts that were terminated during Fiscal 1999. Efforts are being made to reduce the overall costs to manage the Company's existing contracts, including cost reductions related to managing the Company's healthcare information systems and, also, the centralization of certain contract management and clinical functions, which was completed during February 2000.

         General and administrative expenses from continuing operations decreased by approximately 23.8%, or $2.2 million, for the fiscal year ended May 31, 2000 as compared to the fiscal year ended May 31, 1999. This decrease is primarily attributable to $1.5 million of savings in legal and accounting fees, a $0.5 million reduction in building lease costs, a $0.2 million savings in directors fees, $0.2 million of savings in corporate salaries, and a $0.1 million reduction in shareholder reporting costs in comparison to costs incurred for the same period during Fiscal 1999. These savings were offset by $0.3 million of fees paid to marketing consultants during Fiscal 2000. General and administrative costs as a percentage of revenue increased from 23.4% for the fiscal year ended May 31, 1999 to 39.4% for the fiscal year ended May 31, 2000. This percentage increase is attributable to the continuing fixed costs that cannot be tied to the specific contracts that were terminated during Fiscal 1999. The Company has taken steps to reduce its general and administrative costs by making significant staff reductions, including certain executive and staff positions that were eliminated as a result of the decision to close the Company's California office effective January 31, 2000.

         Other operating expenses from continuing operations decreased by $2.3 million for the fiscal year ended May 31, 2000 compared to the fiscal year ended May 31, 1999. This decrease is primarily attributable to the $0.9 million of bad debt expense recognized during the fiscal year ended May 31, 1999 specific to the two major, managed care contracts that terminated during Fiscal 1999, $0.3 million of bad debt expense specific to hospital accounts receivable that were written off after the March 11, 1999 disposal date, and $0.2 million of bad debt expense specific to CCI contracts that were terminated prior to May 31, 1999. In contrast to the $1.6 million of bad debt expense recognized in Fiscal 1999, the Company recognized recoveries totaling $0.6 million during the fiscal year ended May 31, 2000. Additionally, expense for depreciation and amortization decreased by $0.2 million during Fiscal 2000 in comparison to the prior year. These gains were offset by a restructuring charge related to the elimination of the Company's California administrative office and related executive staff during Fiscal 2000. Such costs exceeded the prior year restructuring charge, which pertained to the loss of the Puerto Rico contract, by approximately $0.2 million.

         The Company is taking steps designed to increase revenues primarily through its managed care operations and continued development of its behavioral medicine products in criminal justice and other markets.

RESULTS OF OPERATIONS - YEAR ENDED MAY 31, 1999 COMPARED TO THE YEAR ENDED MAY 31, 1998

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

         Operating revenues from continuing operations decreased by 1.9% or $0.8 million for the year ended May 31, 1999, compared to the year ended May 31, 1998. The decrease in operating revenues is attributable to decreases in

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


operating revenues of $0.7 million and $0.1 million for managed care and corporate and other operations, respectively. Managed care revenues decreased due to the loss of two major contracts during the fourth quarter of Fiscal 1999 (see Note 4 to the audited consolidated financial statements -- "Major Contracts/Customers"). The decline in operating revenue from corporate and other operations is primarily due to the cancellation or termination of several unprofitable CCI contracts during Fiscal 1999.

         Healthcare operating expenses from continuing operations decreased by $1.0 million for the year ended May 31, 1999, as compared to the year ended May 31, 1998. The decrease in healthcare operating expenses is primarily attributable to the decrease in managed care and CCI revenues during Fiscal 1999. Healthcare operating expenses as a percentage of net revenues for managed care operations decreased slightly from 77.4% for the year ended May 31, 1998, to 76.3% for the year ended May 31, 1999.

         General and administrative expenses from continuing operations increased by 29.1%, or $2.1 million, for the year ended May 31, 1999, as compared to the year ended May 31, 1998. This increase is primarily due to approximately $1.7 million of increased costs for professional and consulting fees and other administrative costs, including $0.2 million attributable to one legal settlement and $0.7 million of increased costs to manage the Company's information systems. These increases were offset by savings over the prior year of approximately $0.2 million, resulting from the restructuring that was completed during the quarter ended February 28, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2000, the Company had unrestricted cash and cash equivalents of $2.5 million. During the fiscal year ended May 31, 2000, the Company used $5.3 million in its continuing operations. Additionally, $0.1 million was provided by its investing activities. The Company reported a loss of $5.8 million from continuing operations for the fiscal year ended May 31, 2000, compared to a loss of $3.1 million from continuing operations for the fiscal year ended May 31, 1999. The Company has an accumulated deficit of $62.5 million and total stockholders' deficit of $10.7 million as of May 31, 2000. Additionally, the Company's current assets at May 31, 2000, amounted to approximately $17.4 million and current liabilities were approximately $29.6 million, resulting in a working capital deficiency of approximately $12.2 million. The Company's primary use of available cash resources is to expand its managed care business and fund operations.

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


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

         As of August 25, 2000, there has been no disruption of normal business activities or system failures experienced by the Company. The Company is continuing to address the potential impact of Year 2000 on its non-essential information systems, its other equipment that may be affected by the Year 2000, and the impact of transacting business with parties who do not have Year 2000 compliant systems. The Company has completed mailing of its Year 2000 survey to all business partners, manufacturers of the Company's non-essential business equipment, and other trade vendors. The Company has continued its vendor compliance program by mailing surveys to all health providers that are utilized by the Company. The Company cannot state with any certainty whether their suppliers, vendors and data exchange partners will remain compliant even if they have stated compliance in previous communications. Even though the Company will observe `On-going Vigilance' for Year 2000 problems, they cannot ensure that their vendors, providers, and manufacturers will be as vigilant.

         During the fiscal year ended May 31, 2000, the Company recognized approximately $0.1 million in expense specific to its Year 2000 compliance program which has been paid to consultants or vendors providing services or equipment for the Company's compliance program. Additionally, the Company paid approximately $0.1 million that was recorded as capital expenditures during the fiscal year ended May 31, 2000.

         The following chart provides a summary of the Company's actual expenditures to date related to its Year 2000 Plan. As of May 31, 2000, there are no future expected costs related to the Company's Year 2000 Plan.

                                                              ACTUAL COSTS
                                                               INCURRED AT
                                                              MAY 31, 2000
                                                              ------------
Capital expenditures.................................          $   825,000
Operating expense....................................              238,000
                                                               -----------
Total................................................          $ 1,063,000
                                                               ===========


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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


RISK FACTORS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company's success in (i) expanding the managed behavioral healthcare operations, (ii) effective management in the delivery of services, (iii) risk and utilization in context of capitated payouts, and (iv) retaining certain refunds from the IRS (see Note 13 to the audited consolidated financial statements -- "Income Taxes").

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

CONCENTRATION OF RISK

         The Company currently has contracts with Humana, Inc. ("Humana") to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Florida. These combined contracts represent approximately 33.8% and 17.4% of the Company's operating revenue from continuing operations for Fiscal 2000 and 1999, respectively. As of June 2000, the Company provides services to approximately 160,000 Humana members in Florida. Effective June 30, 2000, Humana completed the sale of its North Florida Medicaid business to HealthEase of Florida, Inc. Effective July 1, 2000, the Company has contracted with HealthEase of Florida, Inc. to continue to provide behavioral healthcare services to approximately 100,000 of 160,000 Florida members that were managed by the Company under contracts with Humana. Additionally, Humana's contracts with the Company, which cover specific commercial, Medicaid, and Medicare populations of approximately 60,000 members will terminate September 30, 2000.

UNCERTAINTY OF FUTURE PROFITABILITY

         As of May 31, 2000, the Company had stockholders' deficit of $10.7 million and a working capital deficiency of approximately $12.2 million. The Company had a loss from continuing operations for the fiscal year ended May 31, 2000, of $5.8 million. There can be no assurance that the Company will be able to achieve and sustain profitability or that the Company can achieve and maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         During prior fiscal years, a principal source of liquidity has been the private sale of equity securities and debt securities convertible into equity. Issuance of additional equity securities by the Company could result in substantial dilution to stockholders.

         The Company may be required to repay a portion of the tax refunds received from the Internal Revenue Service for Fiscal 1996 and 1995, which amounted to $9.4 million and $5.4 million, respectively (see "Taxes" below and Note 13 to the audited, consolidated financial statements - "Income Taxes"). Further, the Company may be required to repay some amount to Medi-Cal in connection with the judgment entered on February 26, 1999, which is more fully described under Item 3, Legal Proceedings, above.

TAXES

         In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed a tentative refund claim to carry back losses described in Section 172(f) of the IRC, requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $5.2 million through May 31, 2000. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheet. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. Additionally, the IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

         Effective July 11, 2000, the Company submitted an Offer in Compromise ("Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. There can be no assurance that the IRS will accept the Offer.

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


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

ANTI-TAKEOVER PROVISIONS

         The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of May 31, 2000, there are no outstanding shares of Preferred Stock (see Note 17 to the audited consolidated financial statements -- "Preferred Stock, Common Stock, and Stock Option Plans"). The Company's Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company's Common Stock includes one right on the terms and subject to the conditions of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

LIMITATIONS ON THE DEDUCTIBILITY OF COMPENSATION UNDER CERTAIN CIRCUMSTANCES

         Pursuant to the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the Company's five highest paid executive officers would not be deductible by the Company for federal income tax purposes to the extent such officers' overall compensation exceeds $1.0 million per executive officer. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1.0 million base. The Board of Directors has determined that no portion of anticipated compensation payable to any executive officer in 2000 would be non-deductible.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 Index to Consolidated Financial Statements and
                          Financial Statement Schedules

                     Years Ended May 31, 2000, 1999 and 1998

Report of  Richard A. Eisner & Company, LLP.............................................................          20
Report of Ernst & Young, LLP............................................................................          21
Consolidated Balance Sheets, May 31, 2000 and 1999......................................................          22
Consolidated Statements of Operations, Years Ended May 31, 2000, 1999 and 1998..........................          23
Consolidated Statements of Stockholders' Deficit, Years Ended May 31, 2000, 1999 and 1998...............          24
Consolidated Statements of Cash Flows, Years Ended May 31, 2000, 1999 and 1998..........................          25
Notes to Consolidated Financial Statements, Years Ended May 31, 2000, 1999 and 1998.....................       26-43



                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Comprehensive Care Corporation

         We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

         As discussed in Note 3, the Company's working capital deficiency and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Notes 3 and 13. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Richard A. Eisner & Company, LLP
-------------------------------------
Richard A. Eisner & Company, LLP

New York, New York
July 27, 2000

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of
Comprehensive Care Corporation

         We have audited the consolidated statement of operations, stockholders' deficit and cash flows of Comprehensive Care Corporation and subsidiaries for the year ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended May 31, 1998, in conformity with generally accepted accounting principles.

         As discussed in Note 3, the Company's net working capital deficiency and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in
Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As more fully described in Note 10, the Company changed its method of estimating its claim liability in 1998, which has been accounted for as a change in accounting principle inseparable from a change in estimate.

/s/ Ernst & Young LLP
---------------------
Ernst & Young LLP



Tampa, Florida
August 26, 1998

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                                                                             MAY 31,
                                                                                  -------------------------------
                                                                                      2000            1999
                                                                                  --------------  ---------------
                                                                                      (Amounts in Thousands)
ASSETS
Current assets:
   Cash and cash equivalents ..........................................            $  2,518             $  7,776
   Restricted cash ....................................................               1,444                   --
   Accounts receivable, less allowance for doubtful accounts of $13
    and $923 ..........................................................                 276                  932
   Accounts receivable - pharmacy and laboratory costs ................              10,469               10,469
   Other receivable ...................................................               2,548                2,548
   Other current assets ...............................................                 147                  481
                                                                                   --------             --------
Total current assets ..................................................              17,402               22,206

Property and equipment, net ...........................................               1,086                1,970
Notes receivable ......................................................               1,145                1,172
Goodwill, net .........................................................               1,008                1,080
Restricted cash .......................................................                 486                2,173
Other assets ..........................................................                 148                  465
                                                                                   --------             --------
Total assets ..........................................................            $ 21,275             $ 29,066
                                                                                   ========             ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities ...........................            $  4,028             $  4,552
   Accrued claims payable .............................................               3,014                4,369
   Accrued pharmacy and laboratory costs payable ......................              10,469               10,469
   Current maturities of long-term debt ...............................                  --                    3
   Unbenefitted tax refunds received ..................................              12,092               12,092
   Income taxes payable ...............................................                  44                   76
                                                                                   --------             --------
Total current liabilities .............................................              29,647               31,561
                                                                                   --------             --------
Long-term liabilities:
   Long-term debt, excluding current maturities .......................               2,244                2,253
   Other liabilities ..................................................                  56                  166
                                                                                   --------             --------
Total long-term liabilities ...........................................               2,300                2,419
                                                                                   --------             --------
Total liabilities .....................................................              31,947               33,980
                                                                                   --------             --------
Commitments and Contingencies (Notes 4 and 13)
Stockholders' deficit:
   Preferred stock, $50.00 par value; authorized 60,000 shares; none
    issued and outstanding ............................................                  --                   --
   Common stock, $0.01 par value; authorized 12,500,000 shares; issued
    and outstanding 3,817,822 and 3,817,812 ...........................                  38                   38
   Additional paid-in-capital .........................................              51,812               51,794
   Deferred compensation ..............................................                 (10)                  --
   Accumulated deficit ................................................             (62,512)             (56,746)
                                                                                   --------             --------
Total stockholders' deficit ...........................................             (10,672)              (4,914)
                                                                                   --------             --------
Total liabilities and stockholders' deficit ...........................            $ 21,275             $ 29,066
                                                                                   ========             ========


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         YEAR ENDED MAY 31,
                                                                      ----------------------------------------------------
                                                                          2000                1999              1998
                                                                      --------------     ---------------    --------------
                                                                            (Amounts in thousands, except per share data)
OPERATING REVENUES .........................................            $ 17,719             $ 39,029             $ 39,787

COSTS AND EXPENSES:
  Healthcare operating expenses ............................              15,801               29,778               30,808
  General and administrative expenses ......................               6,974                9,148                7,085
  Provision for (recovery of) doubtful accounts ............                (606)               1,641                   94
  Depreciation and amortization ............................                 794                1,037                  772
  Restructuring expenses ...................................                 831                  600                   --
                                                                        --------             --------             --------

                                                                          23,794               42,204               38,759
                                                                        --------             --------             --------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE ITEMS SHOWN BELOW ..............................              (6,075)              (3,175)               1,028

OTHER INCOME (EXPENSE):
  Gain on sale of assets ...................................                   9                    2                  314
  Loss on sale of assets ...................................                  (1)                  (4)                  (9)
  Non-operating gain (loss) ................................                 204                  (79)                  50
  Interest income ..........................................                 399                  309                  406
  Interest expense .........................................                (289)                (281)                (172)
                                                                        --------             --------             --------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES              (5,753)              (3,228)               1,617
Income tax expense (benefit) ...............................                  13                 (146)                  63
                                                                        --------             --------             --------

INCOME (LOSS) FROM CONTINUING OPERATIONS ...................              (5,766)              (3,082)               1,554

DISCONTINUED OPERATIONS:
  Income (loss) from operations ............................                  --                 (334)                 417
  Loss on disposal, including operating loss of $282 .......                  --                 (698)                  --
                                                                        --------             --------             --------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ....................              (5,766)              (4,114)               1,971

EXTRAORDINARY GAIN .........................................                  --                  120                   --
                                                                        --------             --------             --------

NET INCOME (LOSS) ..........................................              (5,766)              (3,994)               1,971


Dividends on convertible Preferred Stock ...................                  --                  (55)                 (82)
                                                                        --------             --------             --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS ......            $ (5,766)            $ (4,049)            $  1,889
                                                                        ========             ========             ========

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations ...................            $  (1.51)            $  (0.88)            $   0.44
Discontinued operations:
  Income (loss) from operations ............................                  --                (0.09)                0.12
  Loss on disposal .........................................                  --                (0.20)                  --
Extraordinary item .........................................                  --                 0.03                   --
                                                                        --------             --------             --------
Net income (loss) ..........................................            $  (1.51)            $  (1.14)            $   0.56
                                                                        ========             ========             ========

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations ...................            $  (1.51)            $  (0.88)            $   0.40
Discontinued operations:
  Income (loss) from operations ............................                  --                (0.09)                0.11
  Loss on disposal .........................................                  --                (0.20)                  --
Extraordinary item .........................................                  --                 0.03                   --
                                                                        --------             --------             --------
Net income (loss) ..........................................            $  (1.51)            $  (1.14)            $   0.51
                                                                        ========             ========             ========



                             See accompanying notes

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)


                                               PREFERRED STOCK    COMMON STOCK  ADDITIONAL                               TOTAL
                                               --------------- ----------------  PAID-IN   ACCUMULATED    DEFERRED    STOCKHOLDERS'
                                               SHARES   AMOUNT SHARES    AMOUNT  CAPITAL     DEFICIT    COMPENSATION     DEFICIT
                                               ------  ------- -------  ------- ---------- -----------  ------------- ------------

BALANCE, MAY 31, 1997 .........................  41    $ 2,094   3,428     $34  $ 48,888   $(54,586)      $ --        $ (3,570)
   Net Income .................................  --         --      --      --        --      1,971         --           1,971
   Adjust shares issued for the HMS acquisition  --         --      (6)     --      (138)        --         --            (138)
   Exercise of stock options ..................  --         --      44      --       451         --         --             451
   Dividends on preferred stock ...............  --         82      --      --        --        (82)        --              --
   Cancellation of CEO restricted grant .......  --         --     (51)     --        --         --         --              --
                                                ---    -------  ------     ---  --------   --------       ----        --------
BALANCE, MAY 31, 1998 .........................  41    $ 2,176   3,415     $34  $ 49,201   $(52,697)      $ --        $ (1,286)
   Net loss ...................................  --         --      --      --        --     (3,994)        --          (3,994)
   Adjust shares issued for the HMS acquisition  --         --      --      --       (94)        --         --             (94)
   Exercise of stock options ..................  --         --      22      --       155         --         --             155
   Dividends on preferred stock ...............  --         55      --      --        --        (55)        --              --
   Shares issued for preferred stock conversion (41)    (2,231)    344       4     2,227         --         --              --
   Shares issued for debenture exchange offer .  --         --      37      --       305         --         --             305
                                                ---    -------  ------     ---  --------   --------       ----        --------
BALANCE, MAY 31, 1999 .........................  --    $    --   3,818     $38  $ 51,794   $(56,746)      $ --        $ (4,914)
   Net loss ...................................  --         --      --      --        --     (5,766)        --          (5,766)
   Compensatory stock options granted .........  --         --      --      --        18         --        (18)             --
   Amortization of deferred compensation ......  --         --      --      --        --         --          8               8
                                                ---    -------  ------     ---  --------   --------       ----        --------
BALANCE, MAY 31, 2000 .........................  --    $    --   3,818     $38  $ 51,812   $(62,512)      $(10)       $(10,672)
                                                ===    =======  ======     ===  ========   ========       ====        ========


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED MAY 31,
                                                                                    ----------------------------------------
                                                                                       2000          1999          1998
                                                                                    ------------  ------------  ------------
                                                                                            (Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations before extraordinary item .............      $(5,766)      $(3,082)      $ 1,554
ADJUSTMENTS TO RECONCILE INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
   Depreciation and amortization ...............................................          794         1,037           772
   Asset write-down ............................................................           10           146            --
   Provision for doubtful accounts .............................................           --         1,641            94
   Adjustment to deferred costs ................................................           --            --           101
   Gain on sale of assets ......................................................           (9)           (2)         (314)
   Loss on sale of assets ......................................................            1             4             9
   Compensation expense - stock options issued .................................            8            --            --
   Restructuring expenses ......................................................           89           455            --
   Goodwill impairment .........................................................           --            27            --
CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable .........................................................          656          (174)         (749)
   Accounts receivable - pharmacy and laboratory costs .........................           --        (4,814)       (5,655)
   Other current assets, restricted funds, and other non-current assets ........          896          (434)       (1,670)
   Accounts payable and accrued liabilities ....................................         (498)         (379)          (45)
   Accrued claims payable ......................................................       (1,355)         (477)       (1,284)
   Accrued pharmacy and laboratory costs payable ...............................           --         4,814         5,655
   Income taxes payable ........................................................          (32)         (109)          (50)
   Other liabilities ...........................................................         (107)          (31)          (71)
                                                                                      -------       -------       -------
   NET CASH USED IN CONTINUING OPERATIONS ......................................       (5,313)       (1,378)       (1,653)

   NET CASH USED IN DISCONTINUED OPERATIONS ....................................           --        (1,070)         (214)
                                                                                      -------       -------       -------
   NET CASH USED IN OPERATING ACTIVITIES .......................................       (5,313)       (2,448)       (1,867)
                                                                                      -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of hospital property and equipment related to
     discontinued operations ...................................................           --         4,820         3,072
   Net proceeds from sale of property and equipment ............................          139            --            --
   Payment received on note for sale of property and equipment .................           25            --         1,941
   Additions to property and equipment .........................................         (107)         (768)       (1,413)
                                                                                      -------       -------       -------
   NET CASH PROVIDED BY INVESTING ACTIVITIES ...................................           57         4,052         3,600
                                                                                      -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of Common Stock ..................................           --           158           358
   Repayment of debt ...........................................................           (2)           (2)          (66)
                                                                                      -------       -------       -------
   NET CASH (USED IN)  PROVIDED BY FINANCING ACTIVITIES ........................           (2)          156           292
                                                                                      -------       -------       -------
Net increase (decrease) in cash and cash equivalents ...........................       (5,258)        1,760         2,025
Cash and cash equivalents at beginning of year .................................        7,776         6,016         3,991
                                                                                      -------       -------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR .......................................      $ 2,518       $ 7,776       $ 6,016
                                                                                      =======       =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for
        Interest ...............................................................      $   180       $   180       $   207
                                                                                      =======       =======       =======
        Income taxes ...........................................................      $    48       $    87       $    34
                                                                                      =======       =======       =======


                             See accompanying notes

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998

NOTE 1 -- DESCRIPTION OF THE COMPANY'S BUSINESS

         Comprehensive Care Corporation (the "Company") is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the "Company" include Comprehensive Behavioral Care, Inc. ("CompCare" or "CBC") and subsidiary corporations. The Company, through its wholly owned subsidiary, CompCare, primarily provides managed care services in the behavioral health and psychiatric fields. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for its services includes both corporate and governmental entities. The Company's services are provided by employees or by unrelated vendors on a subcontract or subcapitated basis.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of Comprehensive Care Corporation and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. The results of operations of the hospital business segment, which was disposed of during Fiscal 1999, are shown in discontinued operations in the accompanying statements of operations.

RECLASSIFICATION

         Certain amounts for 1999 and 1998 have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on the previously reported results of operations or stockholders' deficit.

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

         In cases where the Company retains the financial responsibility for authorizations, hospital utilization, and the cost of other behavioral healthcare services, the Company establishes an accrual for estimated claims payable (see Note 10 -- "Accrued Claims Payable").

PREMIUM DEFICIENCIES

         Estimated future healthcare costs and expenses in excess of estimated future premiums are recorded as a loss when determinable. No such deficiencies existed at May 31, 2000 or May 31, 1999.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


CASH AND CASH EQUIVALENTS

         Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. These investments aggregated $1.8 million and $7.7 million at May 31, 2000 and 1999, respectively. These investments are included in cash equivalents in the accompanying consolidated balance sheets.

RESTRICTED CASH

         Restricted accounts classified as current assets are required under capitated contracts, primarily the Puerto Rico contract that expired March 31, 1999 (see Note 18 -- "Commitments and Contingencies", Item 4). Non-current restricted accounts include $0.3 million of cash held in trust in connection with the Company's Directors and Officers liability insurance policy.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of 3 to 12 years. Leasehold improvements are amortized over the term of the related lease.

GOODWILL

         Goodwill includes costs in excess of the fair value of net assets of businesses purchased. Costs in excess of net assets purchased are amortized on a straight-line basis up to 21 years. The Company evaluates the recoverability and the amortization period of goodwill by determining whether the amount of goodwill recorded can be recovered through undiscounted cash flows of the business acquired excluding interest expense and amortization over the remaining amortization period. The Company believes that the remaining $1.0 million of net recorded goodwill at May 31, 2000 is recoverable from future estimated undiscounted cash flows. The amounts of goodwill reported in the consolidated balance sheets are net of accumulated amortization of $422,000 and $351,000 at May 31, 2000 and 1999, respectively.

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

STOCK OPTIONS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No.123, "Accounting for Stock-based Compensation" (SFAS 123) requires the use of option

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


valuation models that were not developed for use in valuing employee stock options. Under APB 25, in the event that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. Compensation expense recognized in 1998 included $83,000 for taxes paid on behalf of employees in connection with stock options exercised.

         In Fiscal 2000, the Company recognized deferred compensation totaling $18,000 in relation to options that were issued to non-employee consultants during Fiscal 2000. Such amount, which is based on the fair value of the options granted in accordance with SFAS 123, is being amortized to expense over the two-year vesting period of the options. Amortization for Fiscal 2000 amounted to $8,000.

EARNINGS PER SHARE

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

         The carrying amounts and fair values of the Company's financial instruments at May 31, 2000, and 1999, are as follows:


                                                                              2000                  1999
                                                                      -----------------      ------------------
                                                                     CARRYING     FAIR       CARRYING     FAIR
                                                                      AMOUNT      VALUE       AMOUNT      VALUE
                                                                      ------      -----       ------      -----
                                                                              (AMOUNTS IN THOUSANDS)
         ASSETS
         Cash and cash equivalents............................       $ 2,518    $ 2,518      $ 7,776    $ 7,776
         Notes receivable.....................................         1,172      1,172        1,198      1,198
         Restricted cash......................................         1,930      1,930        2,173      2,173

         LIABILITIES
         Long-term debt.......................................       $ 2,244     $  978      $ 2,244    $ 1,346



SEGMENT INFORMATION

         During the fourth quarter of Fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has evaluated the effects of this pronouncement and determined that its only operating segment relating to continuing operations is its managed care business.

NOTE 3 -- LIQUIDITY AND CAPITAL RESOURCES

        For the years ended May 31, 2000 and 1999, the Company incurred losses from continuing operations of $5.8 million and $3.0 million, respectively. As of May 31, 2000, the Company had a working capital deficiency of approximately $12.2 million and a stockholders' deficit of approximately $10.7 million. In addition, for the years ended May 31, 2000, 1999, and 1998, continuing operations used cash of approximately $5.3 million, $1.4 million, and $1.6 million, respectively. Further, a contract that generated approximately 44% of

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998




operating revenues from continuing operations during Fiscal 1999 expired in March 1999 and was not renewed (see Note 4 -- "Major Contracts/Customers"). The working capital deficiency referred to above results primarily from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 13 -"Income Taxes").

        The Company cannot state with any degree of certainty whether any required additional equity or debt financing to meet its obligations will be available to it during Fiscal 2001 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company.

        The above conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustment that may result from the outcome of this uncertainty.

        During Fiscal 2000, management has taken steps to trim costs and save cash, including making significant staff reductions, centralizing certain contract management and clinical functions, and eliminating the Company's California administrative office and related executive staff positions. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain profitability.

NOTE 4 -- MAJOR CONTRACTS/CUSTOMERS

(1) During Fiscal 1999, the Company provided services to members of Humana Health Plans of Puerto Rico, Inc. ["Humana of Puerto Rico" (successor in interest to PCA Health Plans of Puerto Rico, Inc.)] under the terms of management service agreements entered into pursuant to healthcare contracts awarded to Humana of Puerto Rico by the Puerto Rico Insurance Administration. These contracts expired on March 31, 1999, with an extension period that ended April 30, 1999. For the fiscal years ended May 31, 1999 and 1998, these agreements accounted for approximately 44%, or $17.1 million, and 47%, or $18.8 million, of the Company's operating revenues from continuing operations, respectively.

     Additionally, the contract with Humana established an amount that was withheld from Humana's monthly remittances to the Company to cover pharmacy and laboratory costs that are the financial responsibility of the Company, but were administered by Humana. Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company has reported the contract at a 100% loss ratio for the contract to date pending clarification of the actual costs incurred. As a result, the Company has reported $10.5 million as accounts receivable and accrued claims payable in the accompanying balance sheets at May 31, 2000 and 1999. During Fiscal 1999, Humana sent written notice to the Company that the Company owed $3.0 million to Humana in connection with these pharmacy and laboratory costs. The Company has expressed to Humana its total disagreement with Humana's position. The Company believes that Humana owes the Company in excess of $3.0 million in relation to this same issue. Efforts are being made to work with Humana to resolve the uncertainty.

     The Company also has contracts with Humana Health Plans ("Humana") under which it provides services to members in Florida. For the fiscal year ended May 31, 2000, such contracts accounted for 33.8%, or $6.0 million, of the Company's operating revenues from continuing operations compared to 17.4%, or $6.8 million, and 18.1%, or $7.2 million, for the fiscal years ended May 31, 1999 and 1998, respectively.

     Effective June 30, 2000, Humana, Inc. ("Humana") completed the sale of its North Florida Medicaid business to HealthEase of Florida, Inc. Effective July 1, 2000, the Company has entered into a one-year contract with HealthEase of Florida, Inc. to continue to provide behavioral healthcare services to approximately 100,000 of 160,000 Florida members that were managed by the Company under contracts with Humana as of June 2000. Additionally, Humana's contracts with the Company, which cover specific commercial, Medicaid and Medicare populations of approximately 60,000 members will terminate September 30, 2000. Further, although the Company has received no formal notice from Humana, Humana has verbally alleged that

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


     there is a payment discrepancy and that payment for at least a portion of the July and August capitation amounts is being withheld by Humana until Humana completes an eligibility reconciliation. The Company does not believe that there will be any material adverse impact on the Company's financial position resulting from the alleged discrepancy.

(2) The Company has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 11.8%, 6.0%, and 1.4% of the Company's operating revenue from continuing operations for the fiscal years ended May 31, 2000, 1999, and 1998, respectively. The Company recently renewed these contracts for two years, with effective dates of February 8, 2000.

(3) The Company has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 6.3%, 3.7%, and 2.1% of the Company's operating revenue from continuing operations for the fiscal years ended May 31, 2000, 1999, and 1998, respectively. The Company continues to provide behavioral healthcare services to members covered under these contracts, which were previously reported as expected cancellations.

(4) The Company has one contract with one HMO to provide behavioral healthcare services to contracted members in Texas. This contract represented 5.2%, 2.2%, and 0.8% of the Company's operating revenues from continuing operations for the fiscal years ended May 31, 2000, 1999, and 1998, respectively.

(5) During the fiscal year ended May 31, 2000, the Company had one contract with one HMO to provide behavioral healthcare services to contracted members in Indiana. This contract, which represented approximately 6.4%, 4.5%, and 3.6% of operating revenue from continuing operations for the fiscal years ended May 31, 2000, 1999, and 1998, respectively, was terminated effective December 31, 1999.

(6) During the fiscal year ended May 31, 2000, the Company had contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These contracts represented approximately 5.3%, 1.9%, and 0.5% of operating revenue from continuing operations for the fiscal years ended May 31, 2000, 1999, and 1998, respectively. These contracts were not renewed by the HMO and, as a result, terminated December 31, 1999.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


NOTE 5 -- ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:


                                                                                              MAY 31,
                                                                                -------------------------------------
                                                                                      2000                1999
                                                                                ------------------  -----------------
                                                                                       (Amounts in thousands)
Accounts receivable  - managed care capitation contracts....................          $    231             $   456
Accounts receivable withholdings - managed care capitation contracts........                --                 576
Other trade accounts receivable.............................................                58                 823
                                                                                       -------              ------
   Total accounts receivable................................................          $    289             $ 1,855
                                                                                        ======               =====


The following table summarizes changes in the Company's allowances for doubtful accounts for the years ended May 31, 2000, 1999 and 1998:

                                          BALANCE          ADDITIONS
                                       BEGINNING OF       CHARGED TO                        WRITE-OFF OF     BALANCE END OF
                                           YEAR             EXPENSE         RECOVERIES        ACCOUNTS            YEAR
                                      ----------------  ----------------  ---------------  ----------------  ----------------
                                                                      (Amounts in thousands)

Year ended May 31, 2000.............        $   923         $      11            $ (268)**     $    (653)           $   13
Year ended May 31, 1999*............            893             3,582              (268)          (3,284)              923
Year ended May 31, 1998.............        $   883         $     575            $ (324)       $    (241)           $  893

-----------
 *  Includes $1,673 charged to discontinued operations.
**  Excludes $349 of recoveries from accounts previously written off.

         Recoveries are reflected on the Company's statement of operations as a reduction to the provision for doubtful accounts in the period in which they are received.

NOTE 6 -- OTHER RECEIVABLE

         Other receivable at May 31, 2000 and 1999 represents $2.5 million paid to a vendor to prepare a federal income tax refund that is more fully described in Note 13. The costs incurred will be refunded to the Company should the Internal Revenue Service ("IRS") disallow the refund and require its repayment. To the extent that all or some portion of the refund is allowed by the IRS, a portion of the fees paid will be recognized as expense in proportion to the amount of refund allowed.

NOTE 7 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                                                                      MAY 31,
                                                                                               --------------------
                                                                                                 2000        1999
                                                                                               --------    --------
                                                                                               (Amounts in thousands)

     Furniture and equipment............................................................        $ 3,346     $ 3,978
     Leasehold improvements.............................................................            145         301
     Capitalized leases.................................................................             --          17
                                                                                               --------    --------
                                                                                                  3,491       4,296
     Less accumulated depreciation......................................................         (2,405)     (2,326)
                                                                                               --------    --------
     Net property and equipment.........................................................        $ 1,086     $ 1,970
                                                                                               ========    ========



                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


NOTE 8 -- NOTES RECEIVABLE

Notes receivable consist of the following:

                                                                                           MAY 31,
                                                                                    ------------------------
                                                                                        2000        1999
                                                                                    -----------  -----------
                                                                                      (Amounts in Thousands)
          8% promissory note, payable in monthly installments of approximately
             $10,000, with a $1.0 million principal payment due at maturity on
             April 1, 2006 (see Note 14)........................................       $1,172       $1,200
          Less current maturities...............................................          (27)         (28)
                                                                                      -------      -------
                                                                                       $1,145       $1,172
                                                                                      =======      =======


NOTE 9 -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:


                                                                                           MAY 31,
                                                                                    ------------------------
                                                                                        2000        1999
                                                                                    -----------  -----------
                                                                                      (Amounts in Thousands)
          Accounts payable......................................................      $ 1,345      $ 1,571
          Accrued restructuring.................................................          104          433
          Accrued salaries and wages............................................          558          524
          Accrued vacation......................................................          168          275
          Accrued legal and audit...............................................          503          626
          Payable to third-party intermediaries.................................        1,321        1,094
          Deferred compensation.................................................           29           29
                                                                                      -------      -------
                                                                                      $ 4,028      $ 4,552
                                                                                      =======      =======


NOTE 10 -- ACCRUED CLAIMS PAYABLE

         During the fourth quarter of the fiscal year ended May 31, 1998, the Company changed its methodology for estimating accrued claims payable. Prior to Fiscal 1998, the Company based its estimates on open authorizations. The revised method uses a traditional actuarial completion factor methodology. This change in methodology, which is inseparable from a change in estimate, provides a better estimate of the ultimate liability that will be incurred. As a result of the change, the Company reduced the accrued claims payable by $1.3 million which increased basic and diluted earnings per common share applicable to continuing operations and net income for Fiscal 1998 by $.38 and $.34, respectively.

Accrued claims payable consist of the following:


                                                                                           MAY 31,
                                                                                    ------------------------
                                                                                        2000        1999
                                                                                    -----------  -----------
                                                                                      (Amounts in Thousands)
          Actuarially estimated claims payable..................................      $ 2,809      $ 4,093
          Subcapitation payable.................................................          205          276
                                                                                      -------     --------
          Total accrued claims payable..........................................      $ 3,014      $ 4,369
                                                                                      =======     ========

         The Company recognized approximately $1.0 million, $1.6 million, and $2.6 million in subcapitation expense for the years ended May 31, 2000, 1999 and 1998, respectively. The Company would remain liable to perform the services covered under the subcapitation agreements if the parties with which the Company subcapitates were unable to fulfill their responsibilities under the subcapitation agreement.

NOTE 11 - RESTRUCTURING

         During Fiscal 2000, following the termination of two major contracts on December 31, 1999, the Company underwent a restructuring that included the closing of the Company's California administrative office, terminating related executive and staff positions, and centralizing certain contract management and

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


clinical functions. The Company incurred restructuring charges of $881,000 in connection therewith, including a separation payment of $760,000 to the Company's former Chairman and CEO. Rentals under the lease for the California office were assumed by an entity affiliated with the Company's former Chairman and CEO. In addition, during Fiscal 1999, the Company incurred restructuring charges of $600,000 related to the loss of a major contract in Puerto Rico. Following is an analysis of the restructuring charges together with related payments reflected in a reserve for restructuring charges:


                                                BALANCE                                              BALANCE
                                                JUNE 1,                           PAYMENTS/          MAY 31,
                                                 1999          EXPENSE             CHARGES            2000
                                                -------        -------            ---------          -------
                                                                   (Amounts in thousands)
FISCAL 2000

RESTRUCTURING:

  Severance and separation benefits ......       $ --            $ 721             $  (721)           $  --
  Write-off of assets(1) .................         --              116                (106)              10
  Other closing costs ....................         --               44                  (9)              35
                                                 ----            -----             -------            -----
Totals ...................................       $ --            $ 881             $  (836)           $  45
 Puerto Rico and other prior reserves             433              (50)               (324)              59
                                                 ----            -----             -------            -----
Totals ...................................       $433            $ 831             $(1,160)           $ 104(2)
                                                 ====            =====             =======            =====

------------

(1)  Includes $90,000 for write-off of leasehold improvements.
(2)  Included in Accounts payable and accrued liabilities at May 31, 2000 (see
     Note 9 - "Accounts Payable and Accrued Liabilities").

                                                BALANCE                                              BALANCE
                                                JUNE 1,                           PAYMENTS/          MAY 31,
                                                 1998          EXPENSE             CHARGES            1999
                                                -------        -------            ---------          -------
                                                                   (Amounts in thousands)
FISCAL 1999

RESTRUCTURING:

  Severance and separation benefits              $ --            $ 178             $ (143)            $  35
  Write-down of fixed assets(1) ..........         --              242                (32)              210
  Other closing costs ....................         --              180                 --               180
                                                 ----            -----             ------             -----
Totals ...................................       $ --            $ 600             $ (175)            $ 425
 Other prior reserves ....................          8               --                 --                 8
                                                 ----            -----             ------             -----
Totals ...................................       $  8            $ 600             $ (175)            $ 433(2)
                                                 ====            =====             ======             =====


---------------

(1)  Includes $177,000 for write-off of leasehold improvements.
(2)  Included in Accounts payable and accrued liabilities at May 31, 1999 (see
     Note 9 - "Accounts Payable and Accrued Liabilities").

NOTE 12 -- LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:

                                                                                        MAY 31,
                                                                              --------------------------
                                                                                  2000           1999
                                                                              -----------    -----------
                                                                                 (Amounts in Thousands)
7 1/2% convertible subordinated debentures due April, 2010, interest
   payable semi-annually in April and October ..........................      $ 2,244            $ 2,244
Other long-term debt ...................................................           --                 12
                                                                              -------            -------
Total long-term debt ...................................................        2,244              2,256
Less current maturities of long-term debt ..............................           --                 (3)
                                                                              -------            -------
Long-term debt, excluding current maturities ...........................      $ 2,244            $ 2,253
                                                                              =======            =======


         As of May 31, 2000, the Company has no annual maturities of long-term debt until 2010.

         On July 24, 1998, the Company completed a debenture exchange offer with its debentureholders. An aggregate of $0.4 million of principal amount of Debentures, representing approximately 17% of the issued and outstanding

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


Debentures, were tendered for exchange to the Company pursuant to the terms of the Exchange Offer and a total of 33,185 shares of Common Stock were issued by the Company. The resulting gain on the Debenture Exchange of $0.1 million after related costs and expenses was recorded as an extraordinary gain in the accompanying consolidated statement of operations for the year ended May 31, 1999.

NOTE 13 -- INCOME TAXES

         Provision for income taxes consists of the following:

                                                                                YEAR ENDED MAY 31,
                                                                     -------------------------------------
                                                                     2000             1999            1998
                                                                     ----             ----            ----
                                                                              (Amounts in thousands)

Current:
Federal.......................................................      $  --            $  --            $ --
State ........................................................         13             (146)             63
                                                                    -----            -----            ----
                                                                    $  13            $(146)           $ 63
                                                                    =====            =====            ====

         Reconciliation between the provision for income tax applicable to continuing operations and the amount computed by applying the statutory Federal income tax rate (34%) to income (loss) from continuing operations before income tax is as follows:


                                                                                         YEAR ENDED MAY 31,
                                                                                   ----------------------------
                                                                                   2000         1999       1998
                                                                                   ----         ----       ----
                                                                                     (Amounts in thousands)

     Expense (Benefit) from income taxes at the statutory tax rate............  $ (1,957)    $ (1,407)    $  692
     State income taxes, net of federal tax effect............................      (228)        (158)        81
     Non-deductible items.....................................................       161           52        137
     Increase (decrease) in valuation allowance...............................     1,596        3,273       (995)
     Adjustment of net operating losses carryforwards.........................       428       (1,987)        --
     Other, net...............................................................        13           81        148
                                                                                --------     --------     ------
                                                                                $     13     $   (146)    $   63
                                                                                ========     ========     ======

         Significant components of the Company's deferred tax assets and liabilities are comprised of the following:


                                                                                                  MAY 31,
                                                                                           ---------------------
                                                                                           2000           1999
                                                                                           ----           ----
                                                                                          (Amounts in thousands)

     Deferred Tax Assets:
         Net operating losses...................................................         $ 15,345       $ 13,869
         Restructuring/non-recurring costs......................................               39            164
         Alternative minimum tax credits........................................              667            667
         Payable to Third Party Intermediaries..................................              459            418
         Bad debt expense.......................................................                5            350
         Employee benefits and options..........................................              191            152
         Other, net.............................................................              362            294
                                                                                         --------       --------
              Total Deferred Tax Assets.........................................           17,068         15,914
         Valuation Allowance....................................................          (16,151)       (14,555)
                                                                                         --------       --------
         Net Deferred Tax Assets................................................              917          1,359
                                                                                         --------       --------
     Deferred Tax Liabilities:
         Depreciation...........................................................               --           (442)
         State income taxes.....................................................             (386)          (386)
         Cash to accrual differences............................................             (531)          (531)
                                                                                         --------       --------
              Total Deferred Tax Liabilities....................................             (917)        (1,359)
                                                                                         --------       --------
     Net Deferred Tax Assets....................................................         $      0       $      0
                                                                                         ========       ========

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


         At May 31, 2000, the Company had Federal accumulated net operating loss carryforwards of approximately $40 million, which expires in 2010 through 2020. In addition, the Company has a minimum tax credit carryover of approximately $0.7 million against regular tax in the event that regular tax expense exceeds the alternative minimum tax expense.

         The Company may be unable to utilize some or all of its allowable tax deductions or losses, which depends upon factors including the availability of sufficient taxable income from which to deduct such losses during limited carryover periods. Further, the Company's ability to use any net operating losses may be subject to limitation in the event that the Company issues or agrees to issue substantial amounts of additional equity. The Company monitors the potential for "change of ownership" and believes that its financing plans as contemplated will not cause a "change of ownership"; however, no assurances can be made that future events will not act to limit the Company's tax benefits.

         SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at May 31, 2000, and 1999, was necessary to offset the deferred tax assets based on the likelihood of future realization.

UNBENEFITTED TAX REFUNDS RECEIVED

         In connection with the filing of its Federal income tax returns for fiscal year 1995 and 1996, the Company filed a tentative refund claim to carry back losses described in Section 172(f) of the Internal Revenue Code ("IRC"), requesting a refund of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds for losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

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

         During fiscal years 1997 and 1996, the Company recognized a portion of the refunds received as a tax benefit of $0.3 million and $2.4 million, respectively. The balance of the refunds received, $12.1 million, is recorded as a deferred liability, "Unbenefitted tax refunds received", pending resolution by the Internal Revenue Service ("IRS") of the appropriateness of the 172(f) carryback. The other refunds requested under Section 172(f) for prior years of $7.7 million have not been received nor has the Company recognized any tax benefit related to these potential refunds.

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $5.2 million through May 31, 2000. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from the commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


         Effective July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. There can be no assurance that the IRS will accept the Offer.

         If the IRS were to disallow the refunds claimed, or the terms of the Offer in Compromise as presented or modified are not adhered to, the Company will have additional loss carry forwards of approximately $50 million, which will expire if unused by the year 2010.

NOTE 14 -- DISCONTINUED OPERATIONS

         On March 11, 1999, the Company sold its Aurora, Colorado hospital for $3.3 million of cash plus a $1.2 million note receivable, and recognized a loss on sale of $416,000. This sale completed the Company's plan to dispose of its hospital business segment. Financial information relating to the operation of the discontinued hospital business follows:


                                                                         FISCAL YEAR ENDED MAY 31,
                                                                        ---------------------------
                                                                          1999*             1998
                                                                        -------------   -----------
                                                                          (Amounts in thousands)

Operating revenues .........................................            $ 2,713             $ 6,276
                                                                        -------             -------
Costs and expenses:
   Healthcare operating expenses ...........................              2,492               5,658
   General and administrative expenses .....................                 16                 145
   Provision for doubtful accounts .........................                521                   2
   Depreciation and amortization ...........................                 18                  54
                                                                        -------             -------
                                                                          3,047               5,859
                                                                        -------             -------
Income (loss) from operations ..............................            $  (334)            $   417
                                                                        =======             =======

---------------
*   Year-to-date through the November 30, 1998 measurement date.

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


NOTE 15 -- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                                               YEAR ENDED MAY 31,
                                                                                  --------------------------------------------
                                                                                     2000            1999              1998
                                                                                  ----------      ----------       -----------
                                                                                  (Amounts in thousands, except per share data)

NUMERATOR:
Income (loss) from continuing operations .......................................   $ (5,766)       $ (3,082)        $ 1,554
Less preferred stock dividends .................................................         --             (55)            (82)
                                                                                   --------        --------         -------
Income (loss) from continuing operations available to common
     stockholders before extraordinary item ....................................     (5,766)         (3,137)          1,472
Effect of dilutive securities:
   Preferred Stock dividends ...................................................         --              --              82
                                                                                   --------        --------         -------
Numerator for diluted earnings (loss) per share available to common
     stockholders from continuing operations after assumed conversions .........     (5,766)         (3,137)          1,554
Discontinued Operations:
   Operating income (loss) .....................................................         --            (334)            417
   Loss on disposal ............................................................         --            (698)             --
Extraordinary item .............................................................         --             120              --
                                                                                   --------        --------         -------
Net income (loss) available to common stockholders after assumed conversions ...   $ (5,766)       $ (4,049)        $ 1,971
                                                                                   ========        ========         =======

DENOMINATOR:
Weighted average shares ........................................................      3,818           3,562           3,384
Effect of dilutive securities:
   Employee stock options ......................................................         --              --             137
   Convertible preferred stock .................................................         --              --             344
                                                                                   --------        --------         -------
   Dilutive potential common shares ............................................         --              --             481
   Denominator for diluted earnings (loss) per share - adjusted weighted average
     shares after assumed conversions ..........................................      3,818           3,562           3,865
                                                                                   ========        ========         =======
BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations .......................................   $  (1.51)       $  (0.88)        $  0.44
Discontinued operations:
   Income (loss) from operations ...............................................         --           (0.09)           0.12
   Loss on disposal ............................................................         --           (0.20)             --
Extraordinary item .............................................................         --            0.03              --
                                                                                   --------        --------         -------
Net income (loss) ..............................................................   $  (1.51)       $  (1.14)        $  0.56
                                                                                   ========        ========         =======
DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations .......................................   $  (1.51)       $  (0.88)        $  0.40
Discontinued operations:
   Income (loss) from operations ...............................................         --           (0.09)           0.11
   Loss on disposal ............................................................         --           (0.20)             --
Extraordinary item .............................................................         --            0.03              --
                                                                                   --------        --------         -------
Net income (loss) ..............................................................   $  (1.51)       $  (1.14)        $  0.51
                                                                                   ========        ========         =======


Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at May 31, 2000:


     Convertible debentures.....................................................            9,044
     Outstanding stock options..................................................          884,675
     Possible future issuance under stock option plans..........................          235,534
                                                                                        ---------
     Total......................................................................        1,129,253
                                                                                        =========

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


NOTE 16 -- EMPLOYEE BENEFIT PLANS

         The Company offers a 401(k) Plan (the "Plan"), which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed six consecutive months of employment are eligible to participate in the Plan. Effective June 1, 1995, eligibility was modified to six months of employment and a minimum of twenty
(20) regularly scheduled hours per week. Each participant may contribute from 2% to 15% of his or her compensation to the Plan subject to limitations on the highly compensated employees to ensure the Plan is non-discriminatory. Company contributions are discretionary and are determined by the Company's Board of Directors or the Plan Committee. The Company's employer matching contributions were $17,000, $22,000, and $31,000 to the Plan in Fiscal 2000, 1999, and 1998
respectively.

NOTE 17 -- PREFERRED STOCK, COMMON STOCK, AND STOCK OPTION PLANS

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

         The Board of Directors had designated 41,260 shares of Preferred Stock as Series A Non-Voting 4% Cumulative Convertible Preferred Stock, $50 par value (the "Preferred Stock). On January 17, 1997, the Preferred Stock was issued in exchange for the secured convertible note due January 9, 1997, in the principal amount of $2.0 million and bearing interest at the rate of 12% per annum and $63,000 of interest accrued thereon. The Preferred Stock had a cumulative quarterly dividend of 4% per annum which was payable when and as declared by the Board of Directors. However, no dividends were to be paid on the Preferred Stock until the Company had positive stockholder's equity. The Preferred Stock was preferred to the extent of $50 per share plus accrued dividends; was convertible into shares of Common Stock at $6 per share, which was the same price at which the principal of the note was exchangeable; and had no voting privileges.

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


STOCK OPTION PLANS

         The Company has a 1995 Incentive Plan (the "1995 Plan"). The 1995 Plan provides for the granting of options to eligible employees and consultants to the Company. Options granted as incentive stock options, stock rights, stock appreciation rights, limited stock appreciation rights and restricted stock grants under the 1995 Plan may qualify as Incentive Stock Options ("ISOs") under
Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of either 33% each year or 50% each six months. Options for Non-statutory Stock Options ("NSOs") may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The 1995 Plan also provides for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance under the 1995 Plan is 1,000,000. As of May 31, 2000, there were 867,175 options outstanding, and of these options, 224,525 options were exercisable under the 1995 Plan.

         In September 1995, the Board of Directors granted and issued to its former President and Chief Executive Officer ("CEO"), 100,000 Restricted Shares of its Common Stock, $0.01 par value. Such grant of Restricted Shares was issued from the Company's 1995 Incentive Plan and was ratified by the stockholders at the 1995 Annual Meeting. On December 19, 1997, the Company, with the consent of the CEO, terminated a grant of the 50,500 remaining unvested shares of Company common stock originally granted in September 1995. Coincident with this transaction, the Company implemented a new program to grant the CEO 120,000 options of common stock at a price of $6.6875 (fair value on the date of grant). These options are fully vested, non-incentive stock options, exercisable on and after June 17, 1998 and through December 19, 2002, regardless of whether the CEO's employment with the Company continues through that date. In accordance with the terms of the CEO's separation agreement, these options were cancelled effective January 14, 2000.

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

         The Company has a non-qualified stock option plan for its outside directors (the "Directors' Plan"). Each non-qualified stock option is exercisable at a price equal to the Common Stock's fair market value as of the date of grant. Initial grants vest annually in 25% increments beginning on the first anniversary of the date of grant, provided the individual is still a director on those dates. Annual grants will become 100% vested as of the first annual meeting of the Company's stockholders following the date of grant, provided the individual is still a director as of that date. An optionee who ceases to be a director shall forfeit that portion of the option attributable to such vesting dates on or after the date he or she ceases to be a director. The maximum number of shares authorized for issuance under the Directors' Plan is 250,000. As of May 31, 2000, the Company had no outside directors and there were no options outstanding to former directors.

         The Company also has a 1988 ISO Plan and a 1988 NSO Plan. Effective February 3, 1998, the 1988 Plans expired and no new grants will be issued. As of May 31, 2000, there were 17,500 options outstanding and exercisable under the 1988 Plans.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


         Adjusted pro forma information regarding net income or loss and earnings or loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                               YEAR ENDED MAY 31,
                                                                 --------------------------------------------
                                                                    2000             1999            1998
                                                                 -----------     ------------     -----------

     Volatility factor of the expected market price of the
        Company's Common Stock.............................            65.0%          63.0%             52.6%
     Expected life (in years) of the options...............      6, 5, and 4        5 and 4       6, 5, and 4
     Risk-free interest rate...............................             6.5%           5.5%              5.5%
     Dividend yield........................................               0%             0%                0%

         The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair market value estimate, it is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Pro forma disclosures required by SFAS No. 123 include the effects of all stock option awards that were granted by the Company from June 1, 1995 through May 31, 2000. During the phase-in period, the effects of applying this statement for generating pro forma disclosures are not likely to be representative of the effects on pro forma net income (loss) for future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands except for earnings (loss) per share information):

                                                                                       YEAR ENDED MAY 31,
                                                                         -----------------------------------------------
                                                                             2000             1999            1998
                                                                         --------------  ---------------  --------------

     Pro forma net income (loss) attributed to common stockholders........    $(6,461)      $ (4,773)       $ 1,212
     Pro forma net earnings (loss) per common share:
        Basic.............................................................    $ (1.69)      $  (1.34)       $  0.36
        Diluted...........................................................    $ (1.69)      $  (1.34)       $  0.36

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


         A summary of the Company's stock option activity and related information for the years ended May 31 is as follows:


                                                                                                 WEIGHTED AVERAGE
                                                                                   SHARES         EXERCISE PRICE
                                                                                 ----------      ----------------

     Outstanding as of May 31, 1997............................................   629,249           $  10.02
     Cancelled.................................................................   (12,000)             13.64
     Granted...................................................................   493,949               8.97
     Exercised.................................................................   (87,300)              8.42
     Forfeited.................................................................  (299,683)             10.50

     Outstanding as of May 31, 1998............................................   724,215           $   9.24
     Cancelled.................................................................  (474,550)              9.15
     Granted...................................................................   548,651               5.21
     Exercised.................................................................   (22,000)              7.20
     Forfeited.................................................................  (208,283)              8.84

     Outstanding as of May 31, 1999............................................   568,033           $   5.63
     Cancelled.................................................................  (222,500)              4.89
     Granted...................................................................   896,750               0.48
     Exercised.................................................................         0
     Forfeited.................................................................  (357,608)              4.14

     Outstanding as of May 31, 2000............................................   884,675           $   1.19



         The weighted average fair values of options granted were $0.41, $4.91, and $5.18 in Fiscal 2000, 1999, and 1998 respectively.

         A summary of options outstanding and exercisable as of May 31, 2000 follows:

                                                                WEIGHTED-                             WEIGHTED-
                                                 WEIGHTED-       AVERAGE                               AVERAGE
                                 EXERCISE         AVERAGE       REMAINING                         EXERCISE PRICE OF
          OPTIONS                 PRICE          EXERCISE      CONTRACTUAL         OPTIONS           EXERCISABLE
        OUTSTANDING               RANGE           PRICE            LIFE          EXERCISABLE           OPTIONS
        -----------         -----------------    --------      -----------       -----------      -----------------

          726,125           $ 0.26 - $ 0.5625     $ 0.46          9.46             120,875            $ 0.56
          142,050           $ 3.56 - $ 4.000      $ 3.83          8.51             104,650            $ 3.88
           16,500           $10.00 - $11.00       $10.88          7.27              16,500            $10.88
          -------                                                                  -------
          884,675                                 $ 1.19          9.27             242,025            $ 2.70
          =======                                                                  =======


NOTE 18 -- COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         The Company leases certain facilities, furniture and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases applicable to continuing operations was $0.8 million, $1.3 million, and $1.0 million for fiscal years 2000, 1999, and 1998 respectively. During Fiscal 2000 and Fiscal 1999, the Company received rental income of $84,000 and $106,000, respectively, in connection with the sublease of a portion of its California facilities (which were closed in Fiscal 2000) to entities operated by the Company's former Chief Executive Officer ("CEO"). As of February 1, 2000, the Company has no future obligation under the California lease, having completed a transfer of this lease to an entity managed by the Company's former CEO.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998


         Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at May 31, 2000:

    FISCAL YEAR                                     OPERATING LEASES
    -----------                                  ----------------------
                                                 (Amounts in thousands)

    2001........................................         $ 432
    2002........................................            51
    2003........................................            12
    2004........................................             1
    2005........................................             0
    Later Years.................................             0
                                                         -----
    Total minimum lease payments................         $ 496
                                                         =====

OTHER COMMITMENTS AND CONTINGENCIES

(1) During the fiscal year ended May 31, 2000, the Company renewed one contract, which included a requirement that the Company maintains a $550,000 performance bond throughout the two-year renewal term of the contract. This bond was secured by a $150,000 cash deposit, which is included in the non-current, restricted cash balance at May 31, 2000. The term of the bond is for one year and the bond is automatically renewable as long as the contract remains in force.

(2) In June 2000, the Company submitted a bid to provide substance abuse treatment services to a specific population covered through the Department of Justice in Puerto Rico. The bid included a $300,000 bid bond requirement, which is to be maintained until the bid has been awarded. The Company secured this bond with a $300,000 cash deposit made on June 6, 2000.

(3) In July 2000, Steiner Corporation, a Colorado linen service company, commenced an action against the Company seeking damages in the amount of, approximately, $145,000 by reason of an alleged early termination of a laundry service contract. While this claim has only recently been asserted, the Company intends to deny liability. Additionally, the Company does not believe that this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(4) A collection proceeding has been filed against the Company in connection with the previously active managed care operation in Puerto Rico. This collection effort was filed by a Puerto Rico provider, Hato Rey Psychiatric Hospital d/b/a Mepsi Center ("MEPSI"). MEPSI claims that the Company owes MEPSI a total of $681,000, plus interest and legal fees, for services rendered to patients managed by the Company under the prior Puerto Rico Reforma Program contract, which was held by Humana, Inc. The Company is conducting an audit to determine the final amount, if any, it believes is owed to MEPSI. Such payment would be applied against the Company's existing reserve for Puerto Rico claims and disbursed from the provider funds that are held in escrow (see Note 2 - "Summary of Significant Accounting Policies", "Restricted Cash"). The Company does not believe that this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(5) The Company's subsidiary, Careunit Hospital of Ohio, Inc. ("Careunit") has been named as a third party defendant in the principal action entitled "Vencor, Inc. v. Empe, Inc." The principal action arises out of the sale by Careunit of its Ohio hospital facility to Vencor, Inc. ("Vencor") and relates to an alleged asbestos condition at the Ohio facility. Empe, Inc. ("Empe") apparently was Vencor's environmental expert in connection with this transaction. In making Careunit a third party defendant, Empe claims that it was misled and that Careunit allegedly failed to disclose the asbestos condition in the facility when Vencor conducted its environmental assessment. No specific amount of damages is claimed, but rather, the third party complaint seeks apportionment, indemnity and compensatory damages as may be determined at trial. The Company's insurance carrier has provided a defense of this action, which is only in its formative stages. The Company does not believe that this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                           May 31, 2000, 1999 and 1998



(6) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of May 31, 2000, the Company has $1.2 million accrued relating to this matter.

(7) With respect to the contingency related to prior years' income taxes, see Note 13, "Income Taxes".

(8) With respect to the contingency related to the Humana claim, see Note 4, "Major Contracts/Customers".

(9) The legal matter involving the Company's former Chief Financial Officer was fully settled effective May 31, 2000.

(10) The legal matter involving PMR Corporation was fully settled effective May 5, 2000.

         From time to time, the Company and its subsidiaries are also parties and their property is subject to ordinary, routine litigation incidental to their business. In some pending cases, claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company's financial statements.

REGULATORY MONITORING AND COMPLIANCE

         The Company is subject to extensive and evolving state and federal regulations, including licensure and compliance with regulations related to healthcare providers, insurance companies, and other risk assuming entities. These laws and regulations may vary considerably among states and, as a result, the Company may be subject to the specific regulatory approach adopted by each state for the regulation of managed care companies and for providers of behavioral healthcare treatment services.

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

NOTE 19 -- FOURTH QUARTER RESULTS FOR FISCAL 2000 AND 1999 - UNAUDITED

         The loss from continuing operations for the fourth quarter of Fiscal 2000 was $0.7 million, or $0.18 loss per share, compared to the loss from continuing operations of $2.5 million, or $0.66 diluted earnings per share, for the quarter ended May 31, 1999. Included in the fourth quarter results from Fiscal 1999 was a non-recurring restructuring charge totaling $0.6 million, related to the loss of the Company's Puerto Rico contract, $0.5 million of bad debt expense, and $0.5 million of operating expense incurred after the termination dates specific to the two major contracts that ended during the fourth quarter. The remaining loss was primarily attributable to the loss of revenue following the termination of the Puerto Rico contract.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                    PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

NAME                       AGE      POSITION
----                       ---      --------
Mary Jane Johnson           50      President(1)(2),  Chief Executive Officer(1)(2),
                                    and Director(1)(2)

Robert Landis               41      Chairman of the Board of Directors(1)(2),
                                    Chief Financial Officer (1)(2), and Treasurer (1)(2)

Chriss W. Street (3)        50      Chairman of the Board of Directors(3),
                                    President(3), and Chief Executive Officer(3)

---------------
(1)  Comprehensive Care Corporation.
(2)  Comprehensive Behavioral Care, Inc. (Principal subsidiary of the Company).
(3) Mr. Street separated from the Company and resigned as Chairman of the Board of Directors effective January 14, 2000.

         The Board of Directors comprises three classes of directors with staggered three-year terms. Directors for each class are elected at the Annual Meeting of Stockholders held in the year in which the term for such class expires. Ms. Johnson is a Class I director whose term expires at the 2000 Annual Meeting. Mr. Landis is a Class III director whose term expires at the 2001 Annual Meeting. Mr. Street served as a Class II director until his separation from the Company on January 14, 2000. The Class II director seat remains vacant as of July 31, 2000.

         During Fiscal 2000, recommendations and administrative decisions regarding the compensation of the Company's executives were made by the Board of Directors, which is currently comprised entirely of persons who are officers or employees of the Company.

         MARY JANE JOHNSON, RN, MBA, age 50. Ms. Johnson has been employed by the Company since August 1996 and was appointed Executive Vice President Clinical Operations in September 1997. In August 1998, Ms. Johnson was appointed to the position of Chief Executive Officer for the Company's principal subsidiary, CompCare. In July 1999, Ms. Johnson was appointed to the position of Chief Operating Officer of Comprehensive Care Corporation. Beginning on April 23, 1999, Ms. Johnson is a Class I director whose term expires at the 2000 Annual Meeting. Effective January 14, 2000, Ms. Johnson was appointed to the position of President and Chief Executive Officer. Ms. Johnson served as Executive Director for Merit Behavioral Care from 1993 to 1996. Ms. Johnson, a Registered Professional Nurse, has a Bachelors Degree in Nursing from the State University of New York and a Masters Degree in Business Administration from Adelphi University.

         ROBERT J. LANDIS, CPA, MBA, age 41. Mr. Landis has served as Executive Vice President, Chief Financial Officer, and Treasurer since July 1998. Beginning on April 23, 1999, Mr. Landis is a Class III director whose term expires at the 2001 Annual Meeting. Effective January 14, 2000, Mr. Landis was selected to serve as Chairman of the Board of Directors. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization, from November 1988 to July 1998. Mr. Landis, a Certified Public Accountant, received a Bachelors Degree in Business Administration from the University of Southern California, and a Masters Degree in Business Administration from California State University at Northridge.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 11.  EXECUTIVE COMPENSATION

         This section discloses the compensation earned by the Company's Chief Executive Officer and its other executive officers whose total salary and bonus for Fiscal 2000 exceed $100,000 (together, these persons are sometimes referred to as the "named executives").

                      TABLE I - SUMMARY COMPENSATION TABLE


                                                                                 ANNUAL COMPENSATION
                                                              ----------------------------------------------------------
                                                                                                              RESTRICTED
                                                                                            OTHER ANNUAL        STOCK
                                                                                            COMPENSATION       AWARD(S)
 FY           NAME                 POSITION                   SALARY($)      BONUS($)            ($)             ($)
 --           ----                 --------                   ---------      --------       ------------      ----------

2000    Mary Jane Johnson    President(1,2), Chief,             175,000           --            1,400 (4)          --
1999    Mary Jane Johnson    Executive Officer(1,2),            146,930       50,000               --              --
1998    Mary Jane Johnson    and Director(1,2)                  110,040       20,000               --              --


2000    Robert Landis        Chairman of the Board of           159,141           --            3,000 (7)          --
1999    Robert Landis        Directors(1,2), Chief Financial    139,408 (6)   45,000           32,967 (8)          --
1998    Robert Landis        Officer(1,2), and Treasurer(1,2)        -- (6)       --               --              --


2000    Chriss W. Street     Chairman of the Board of           190,385           --          793,646 (10)         --
1999    Chriss W. Street     Directors(3), President(3)         300,861       80,000            5,831 (11)         --
1998    Chriss W. Street     and Chief Executive Officer(3)     264,263           --            6,000 (11)         --




                                                                               LONG-TERM COMPENSATION
                                                                  ----------------------------------------------
                                                                   SECURITIES         LONG-TERM
                                                                   UNDERLYING         INCENTIVE      ALL OTHER
                                                                  OPTIONS/SARS         PAYOUTS     COMPENSATION
 FY           NAME                 POSITION                           (#)                ($)            ($)
 --           ----                 --------                       ------------        ---------    ------------

2000    Mary Jane Johnson    President(1,2), Chief,                 150,000               --         1,323 (5)
1999    Mary Jane Johnson    Executive Officer(1,2),                 20,000               --         1,051 (5)
1998    Mary Jane Johnson    and Director(1,2)                       37,000               --         1,012 (5)


2000    Robert Landis        Chairman of the Board of               150,000               --           613 (5)
1999    Robert Landis        Directors(1,2), Chief Financial        153,125 (9)           --            --
1998    Robert Landis        Officer(1,2), and Treasurer(1,2)            --               --            --


2000    Chriss W. Street     Chairman of the Board of               325,000 (14)          --           884 (5)
1999    Chriss W. Street     Directors(3), President(3)             217,501 (12)          --           906 (5)
1998    Chriss W. Street     and Chief Executive Officer(3)         120,000 (13)          --        76,998 (15)


--------------

(1)  Comprehensive Care Corporation.

(2)  Comprehensive Behavioral Care, Inc., Principal Subsidiary of the Company.

(3) Mr. Street separated from the Company and resigned as Chairman of the Board of Directors effective January 14, 2000.

(4) Represents a car allowance in accordance to Ms. Johnson's employment agreement.

(5) Represents amounts contributed by the Company to the indicated person's 401(k) Plan Account.

(6)  Mr. Landis was employed by the Company on July 2, 1998.

(7)  Represents compensation expense for personal use mileage.

(8)  Represents moving expenses paid to Mr. Landis.

(9) Includes 87,500 options issued at $10.00 per share that were cancelled and repriced at $4.00 per share on December 14, 1998.

(10) Includes separation pay of $760,000 and a $4,800 car allowance in accordance with Mr. Street's employment agreement. Also includes payment for accrued vacation, in the amount of $28,846 as of Mr. Street's January 14, 2000 separation date.

(11) Represents a car allowance paid by the Company and in accordance with Mr. Street's employment agreement.

(12) Includes $100,000 of options issued at $6.00 per share that were cancelled and repriced at $4.00 per share on December 14, 1998.

(13) In September 1995, the Board of Directors granted and issued to its President and Chief Executive Officer 100,000 Restricted Shares of its Common Stock, $0.01 per value. The Restricted Shares are subject to vesting at the rate of 5,000 Restricted Shares over a 20-year period. The vesting is subject to acceleration upon the occurrence of certain events as described below. As of May 31, 1998, 49,500 Restricted Shares were vested and 50,500 were unvested, with the holder having sole voting power. On December 16, 1998, the Company, with the consent of Chriss W. Street, terminated a grant of the remaining unvested shares originally granted in September 1995. Coincident with this transaction the Company implemented a new program to grant Mr. Street 120,000 options of Common Stock at a price of $6.6875. The options are fully vested, non-incentive stock options, exercisable on and after June 17, 1999, and through December 19, 2002, regardless of whether Mr. Street's employment with the Company continues through that date. In accordance with the terms of Mr. Street's separation agreement, these options were cancelled effective January 14, 2000.

(14) Includes 62,500 options that were forfeited and 62,500 options that were cancelled effective with Mr. Street's January 14, 2000 termination date.

(15) Represents $75,873 of a one-time bonus for taxes payable due to the acceleration of Restricted Shares and $1,125 in amounts contributed to Mr. Street's 401(k) Plan Account.


EMPLOYMENT AGREEMENTS

     On July 2, 1999, the Company entered into an employment agreement with Ms. Mary Jane Johnson. Ms. Johnson's employment agreement provides for a salary at the rate of $175,000 per annum and includes a performance-based bonus of up to a target amount of $75,000 in connection with the Company's Annual Management Bonus Plan ("MBP Plan"). In addition, Ms. Johnson is provided with an auto allowance of $200 per month as well as health insurance and other benefits and a policy of life insurance. Ms. Johnson's employment agreement provides that, in the event of a change in control of the Company as defined, Ms. Johnson will be paid a severance benefit equal to twelve (12) months base salary, together with her incentive bonus.

     On September 14, 1998, the Company entered into an employment agreement with Mr. Robert J. Landis. Mr. Landis' employment agreement as amended provides for a salary at the rate of $175,000 per annum and a performance-based bonus of up to a target amount of $60,000 in connection with the Company's MBP Plan. In addition, Mr. Landis is provided with health insurance and other benefits and a policy of life insurance. Mr. Landis' employment agreement provides that, in the event of a change in control of the Company as defined, Mr. Landis will be paid a severance benefit equal to the greater of (i) the balance of his base salary for the remainder of the unexpired term of his agreement or (ii) twelve (12) months base salary, together with his incentive bonus.

     On September 14, 1998, the Company entered into an employment agreement with Mr. Chriss W. Street that had a term expiring on November 30, 2001. Mr. Street's employment agreement as amended provided for a salary at the rate of $300,000 per annum and included a performance based bonus of up to a target amount of $100,000 in connection with the Company's MBP Plan. In addition, Mr. Street was provided with health insurance and other benefits and a policy of life insurance. He also received an auto allowance of $600 per month and reimbursement for expenses incurred on behalf of the Company and in connection with the performance of his duties. The agreement provided that the Company procures Directors and Officers Liability Insurance in an amount not less than $1.0 million. Mr. Street's employment agreement provided that in the event of a change of control of the Company as defined, Mr. Street will be paid a severance benefit equal to the greater of (i) the balance of his base salary for the remainder of the unexpired term of his agreement or (ii) two times the sum of Mr. Street's then prevailing base salary. Effective January 14, 2000, Mr. Street separated from the Company and resigned as Chairman of the Board of Directors.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         Effective July 2, 1999, Mr. Landis and Ms. Johnson are each eligible to receive a retention bonus in connection with the Company's Stay Bonus Retention Pool program, provided that he or she continues as an active employee through December 31, 2000.

INDEMNIFICATION AGREEMENT

         In connection with the Company's indemnification program for executive officers and directors, Ms. Johnson and Mr. Landis, as well as nine former directors and six former executive officers, are entitled to indemnification.

         The Company considers it desirable to provide each indemnitee with specified assurances that the Company can and will honor the Company's obligations under the Indemnification Agreements, including a policy of insurance to provide for directors and officers liability coverage.

EXECUTIVE TERMINATION AGREEMENTS

         For information related to the termination benefits, see the description of "Employment Agreements" for Ms. Johnson and Mr. Landis under Executive Compensation.

                     TABLE II - OPTIONS HELD AT MAY 31, 2000

         The following tables present information regarding the number of unexercised options held by the Company's named executives at May 31, 2000. There were no options exercised by the Company's named executives during Fiscal 2000. No stock appreciation rights were granted or held by such persons during Fiscal 2000.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                             NUMBER OF        PERCENT OF TOTAL
                            SECURITIES          OPTIONS/SARS            EXERCISE
                            UNDERLYING           GRANTED TO              OR BASE                              GRANT DATE
                           OPTIONS/SARS         EMPLOYEES IN              PRICE           EXPIRATION            PRESENT
         NAME               GRANTED (#)         FISCAL YEAR             ($/SHARE)            DATE                VALUE
-------------------       -------------       ----------------          ---------         -----------         ----------

Mary Jane Johnson             75,000                 8.4%                $ 0.5625          07/06/2009            $ 0.37
                              75,000                 8.4%                $ 0.2656          01/14/2010            $ 0.17
Robert J. Landis              75,000                 8.4%                $ 0.5625          07/06/2009            $ 0.37
                              75,000                 8.4%                $ 0.2656          01/14/2010            $ 0.17
Chriss W. Street(1)          125,000(2)             13.9%                $ 0.5625          07/06/2009            $ 0.11
                             100,000                11.2%                $ 0.5625          01/14/2010            $ 0.09
                             100,000(3)             11.2%                $ 0.5625          01/14/2010            $ 0.18


------------------
(1) Mr. Street separated from the Company and resigned as Chairman of the Board of Directors effective January 14, 2000.

(2) Includes 62,500 options that were forfeited and 62,500 options that were cancelled effective with Mr. Street's January 14, 2000 termination date.

(3) Options are contingent upon the Company's success in reducing its existing obligations to the Internal Revenue Service, with respect to both principal and accrued interest, by an amount which is not less than 50% of the obligation that existed at January 14, 2000.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


         The present value as of the date of grant, calculated using the Black-Scholes method is based on assumptions about future interest rates, stock price volatility and dividend yield. There is no assurance that these assumptions will prove to be true in the future. The actual value, if any, that may be realized by each individual will depend upon the market price of the common stock on the date of exercise.

               AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR
                   AND AGGREGATED FISCAL YEAR-END OPTION VALUE


                                                                             NUMBER OF
                                                                             SECURITIES             VALUE OF
                                                                             UNDERLYING           UNEXERCISED
                                                                             UNEXERCISED          IN-THE-MONEY
                                                                         OPTIONS/SARS AT FY     OPTIONS/SARS AT
                                   SHARES                VALUE                 END (#)             FY END ($)
                                ACQUIRED ON             REALIZED            EXERCISABLE/          EXERCISABLE/
          NAME                  EXERCISE (#)               ($)              UNEXERCISABLE        UNEXERCISABLE
--------------------------   -------------------   -------------------   --------------------  -------------------
Mary Jane Johnson                    --                    --               47,500/122,500            0/0
Robert J. Landis                     --                    --              103,125/112,500            0/0
Chriss W. Street(1)                  --                    --                 0/200,000               0/0


-------------

(1) Mr. Street separated from the Company and resigned as Chairman of the Board of Directors effective January 14, 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning the beneficial ownership of Common Stock by the directors of the Company, the executive officers named in the Summary Compensation Table included elsewhere herein and all directors and executive officers as a group and by each person who, to the knowledge of the Company, beneficially owned more than 5% of any class of the Company's voting stock as of July 31, 2000. According to rules adopted by the Securities and Exchange Commission, a person is the "beneficial owner" of securities if he or she has, or shares, the power to vote them or to direct their investment. Except as otherwise noted, the indicated owners have sole voting and investment power with respect to shares beneficially owned.


                                                             AMOUNT AND NATURE OF
                   NAME OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP        PERCENT OF CLASS
         ----------------------------------------------  -----------------------------  -------------------
         Mary Jane Johnson(4)                                       122,500                    3.2%
         Robert J. Landis (1)                                       178,625                    4.7%
         Chriss W. Street (2,3)                                     110,260                    2.9%
         All executive officers and directors
            As a group (3 persons)                                  411,385                   10.8%



-------------

(1) Includes 500 shares held directly and 178,125 shares subject to options that are exercisable within 60 days of July 31, 2000.

(2) Mr. Street separated from the Company and resigned as Chairman of the Board of Directors effective January 14, 2000.

(3) Includes 10,760 shares held directly and 50,000 shares subject to options that are presently exercisable or exercisable within 60 days of July 31, 2000. Also includes 49,500 vested shares under a Restricted Stock Agreement over which the holder has the sole voting power.

(4) Shares subject to options that are exercisable within 60 days of July 31, 2000.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.   Financial Statements - Included in Part II of this report:
              Report of Independent Certified Public Accountants
              Consolidated Balance Sheets, May 31, 2000 and 1999
              Consolidated Statements of Operations, Years Ended May 31, 2000, 1999 and 1998
              Consolidated Statements of Stockholders' Deficit, Years Ended May 31, 2000, 1999 and 1998
              Consolidated Statements of Cash Flows, Years Ended May 31, 2000, 1999 and 1998
              Notes to Consolidated Financial Statements

         2.   Financial Statement Schedules:

              None.

         Other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         3.   Exhibits:

              NUMBER                     DESCRIPTION AND REFERENCE
              ------                     -------------------------
               3.1      Restated Certificate of Incorporation as amended. (7)
               3.2      Restated Bylaws as amended July 20, 2000 (filed herewith).
               3.3      Certificate of Designation of Preferences and Rights of Series A Non-Voting 4% Cumulative
                        Convertible Preferred Stock. (10)

               4.1      Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to
                        Convertible Subordinated Debentures. (1)
               4.2      Rights Agreement dated as of April 19, 1988 between the Company and Security Pacific National
                        Bank.(2)
               4.3      Rights Agreement between the Registrant and Continental Stock Transfer & Trust Company dated April
                        19, 1988 restated and amended October 21, 1994. (6)
               4.4      Form of Common Stock Certificate. (11)
              10.1      Form of Stock Option Agreement. *(3)
              10.2      Form of Indemnity Agreement as amended March 24, 1994. *(5)
              10.3      The Company's Employee Savings Plan as amended and restated as of June 30, 1993. *(4)
              10.4      1988 Incentive Stock Option and 1988 Non-statutory Stock Option Plans, as amended. *(6)
              10.5      Employment Agreement dated January 1, 1995 between the Company and Chriss W. Street. *(6)
              10.6      Directors and Officers Trust dated February 27, 1995 between the Company and Mark Twain Bank. *(7)
              10.7      Comprehensive Care Corporation 1995 Incentive Plan. *(9)
              10.8      Amended and Restated Non-Employee Director's Stock Option Plan. *(8)
              10.9      Restricted Stock Grant between Chriss W. Street and the Company dated November 9, 1995.*(9)
              10.10     Series A Non-Voting 4% Cumulative Convertible Preferred Stock Exchange Agreement. (10)
              10.11     Letter Agreement dated April 4, 1997 between the Company and Chriss W. Street. *(12)
              10.12     Employment agreement dated September 14, 1998, between the Company and Chriss W. Street. *(13)
              10.13     Employment agreement dated September 14, 1998, between the Company and Robert J. Landis. *(14)
              10.14     Addendum to employment agreement between the Company and Robert J. Landis. (17)
              16.       Letter dated May 19, 1999 from Ernst & Young, LLP ("E&Y") in concurrence with the Company's statement made concerning E&Y's dismissal as the Company's principal accountant. (16)
              21.       List of the Company's active subsidiaries (filed herewith).
              23.       Consent of Richard A. Eisner & Company, LLP (filed herewith).
              27.       Financial Data Schedules (for SEC use only).
              99.1      Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998. (15)


                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


----------------

* Management contract or compensatory plan or arrangement with one or more directors or executive officers.


(1) Filed as an exhibit to the Company's Form S-3 Registration Statement No. 2-97160.
(2)  Filed as an exhibit to the Company's Form 8-K dated May 4, 1988.
(3) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1988.
(4) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1991.
(5) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1994.
(6) Filed as an exhibit to the Company's Form 10-Q for the quarter ended November 30, 1994.
(7) Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 1995.
(8) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1995.
(9)  Filed as an exhibit to the Company's Form 8-K dated November 9, 1995.
(10) Filed as an exhibit to the Company's Form 8-K dated January 30, 1997.
(11) Filed with original of Registration Statement on Form S-1, dated January 29, 1997.
(12) Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 1997.
(13) Filed as an exhibit to the Company's Form 8-K dated September 24, 1998.
(14) Filed as an exhibit to the Company's Form 8-K dated September 24, 1998.
(15) Filed as an exhibit to the Company's Form 8-K dated November 25, 1998.
(16) Filed as an exhibit to the Company's Form 8-K dated May 19, 1999.
(17) Filed as an exhibit to the Company's Form 8-K dated July 2, 1999.


(b) Reports on Form 8-K.

None

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES



                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 25, 2000.

                                       COMPREHENSIVE CARE CORPORATION

                                       By   /s/ MARY JANE JOHNSON
                                         -------------------------------
                                              Mary Jane Johnson
                                        (Principal Executive Officer)

                                       By   /s/      ROBERT J. LANDIS
                                         -------------------------------
                                              Robert J. Landis
                                (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.


SIGNATURE                                            TITLE                                            DATE
---------                                            -----                                            ----
/s/   ROBERT J. LANDIS                               Chairman of the Board of Directors,             August 25, 2000
----------------------------------                   Chief Financial Officer, and Treasurer
      Robert J. Landis                               (Principal Financial and
                                                     Accounting Officer)


/s/   MARY JANE JOHNSON                              President, Chief Executive Officer,             August 25, 2000
-----------------------------------                  and Director
      Mary Jane Johnson


                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                  Exhibit Index

                         Fiscal Year Ended May 31, 2000

EXHIBIT
NUMBER       DESCRIPTION                                         PAGE NUMBER
------       -----------                                         -----------

3.2          Restated Bylaws as amended July 20, 2000  ..........   53-68
21           List of the Company's subsidiaries  ................      69
23           Consent of Richard A. Eisner & Company, LLP  .......      70
27           Financial Data Schedules ...........................      71