Form 10-Q
period 2000-08-31
COMPREHENSIVE CARE CORP
filed 2000-10-13
CIK 22872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended August 31, 2000.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                to              .
                                      -------------     -------------
       Commission File Number 1-9927

                         COMPREHENSIVE CARE CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       95-2594724
-------------------------------            ---------------------------------
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
                                                           Yes [X]  No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:


                  CLASSES                     OUTSTANDING AT OCTOBER 9, 2000
--------------------------------------        -------------------------------
Common Stock, par value $.01 per share                 3,817,805

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

         ITEM 1-- CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets,
                           August 31, 2000 and May 31, 2000.......................................................3

                  Consolidated Statements of Operations for
                           the Three Months ended August 31, 2000 and 1999........................................4

                  Consolidated Statements of Cash Flows for
                           the Three Months ended August 31, 2000 and 1999........................................5

                  Notes to Consolidated Financial Statements...................................................6-10

         ITEM 2--  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS......................................................................11-14

PART II - OTHER INFORMATION

         ITEM 1-- LEGAL PROCEEDINGS...........................................................................15-16

         ITEM 6-- EXHIBITS AND REPORTS ON FORM 8-K...............................................................17

         SIGNATURE...............................................................................................18

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I. - FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS




                           CONSOLIDATED BALANCE SHEETS

                                                                                    AUGUST 31,        MAY 31,
                                                                                      2000             2000
                                                                                  --------------  ---------------
                                                                                   (unaudited)
                                                                                      (Amounts in thousands)

 ASSETS
 Current assets:
    Cash and cash equivalents.............................................            $  1,921       $   2,518
    Restricted cash.......................................................               1,451           1,444
    Accounts receivable, less allowance for doubtful accounts
      of $27 and $13......................................................                 349             276
    Accounts receivable - pharmacy and laboratory costs...................              10,469          10,469
    Other receivable......................................................               2,548           2,548
    Other current assets..................................................                 481             147
                                                                                        ------          ------
 Total current assets.....................................................              17,219          17,402

 Property and equipment, net..............................................                 937           1,086
 Notes receivable.........................................................                 166           1,145
 Goodwill, net............................................................                 990           1,008
 Restricted cash..........................................................                 490             486
 Other assets.............................................................                 155             148
                                                                                        ------          ------
 Total assets.............................................................            $ 19,957        $ 21,275
                                                                                        ======          ======

 LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
    Accounts payable and accrued liabilities..............................           $   3,714       $   4,028
    Accrued claims payable................................................               3,139           3,014
    Accrued pharmacy and laboratory costs payable.........................              10,469          10,469
    Unbenefitted tax refunds received.....................................              12,092          12,092
    Income taxes payable..................................................                  33              44
                                                                                        ------          ------
 Total current liabilities................................................              29,447          29,647
                                                                                        ------          ------

 Long-term liabilities:

    Long-term debt, excluding current maturities..........................               2,244           2,244
    Other liabilities.....................................................                  42              56
                                                                                        ------          ------
 Total long-term liabilities..............................................               2,286           2,300
                                                                                        ------          ------
 Total liabilities........................................................              31,733          31,947
                                                                                        ------          ------
 Commitments and Contingencies (Notes 5 and 7)
 Stockholders' deficit:

    Preferred stock, $50.00 par value; authorized 60,000 shares;
     none issued and outstanding..........................................                  --              --
    Common stock, $0.01 par value; authorized 12,500,000 shares; issued
     and outstanding 3,817,806 and 3,817,822..............................                  38              38
    Additional paid-in-capital............................................              51,812          51,812
    Deferred compensation.................................................                  (4)            (10)
    Accumulated deficit...................................................             (63,622)        (62,512)
                                                                                        ------          ------
 Total stockholders' deficit..............................................             (11,776)        (10,672)
                                                                                        ------          ------
 Total liabilities and stockholders' deficit..............................            $ 19,957        $ 21,275
                                                                                        ======          ======

                             See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                       AUGUST 31,
                                                             -------------------------------
                                                                  2000            1999
                                                             ---------------  --------------
                                                             (Amounts in thousands, except
                                                                    per share data)
OPERATING REVENUES ....................................         $ 3,739          $ 5,250

COSTS AND EXPENSES:
  Healthcare operating expenses .......................           3,217            4,081
  General and administrative expenses .................             952            2,089
  Recovery of doubtful accounts .......................             (15)            (336)
  Depreciation and amortization .......................             172              215
                                                                  -----            -----
                                                                  4,326            6,049
                                                                  -----            -----
OPERATING LOSS BEFORE ITEMS SHOWN BELOW ...............            (587)            (799)

OTHER INCOME (EXPENSE):
  Loss in connection with prepayment of note receivable            (496)              --
  Interest income .....................................              50              120
  Interest expense ....................................             (76)             (69)
                                                                  -----            -----
LOSS BEFORE INCOME TAXES ..............................          (1,109)            (748)
Income tax expense ....................................               1               --
                                                                  -----            -----

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ..........         $(1,110)         $  (748)
                                                                  =====            =====

BASIC AND DILUTED EARNINGS PER SHARE:
Net loss ..............................................         $ (0.29)         $ (0.20)
                                                                  =====            =====

                             See accompanying notes

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                       AUGUST 31,
                                                                                --------------------------
                                                                                   2000          1999
                                                                                ------------  ------------
                                                                                 (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................         $(1,110)         $  (748)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
   Depreciation and amortization ......................................             172              215
   Compensation expense - stock options issued ........................               6               --
   Loss in connection with prepayment of note receivable ..............             496               --

CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable ................................................             (73)             533
   Other current assets, restricted funds, and other non-current assets            (376)              (7)
   Accounts payable and accrued liabilities ...........................            (313)            (300)
   Accrued claims payable .............................................             125           (1,156)
   Income taxes payable ...............................................             (11)             (13)
   Other liabilities ..................................................             (14)             (13)
                                                                                -------          -------
   NET CASH USED IN OPERATIONS ........................................          (1,098)          (1,489)
                                                                                -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments received on note receivable ...............................             507                6
   Additions to property and equipment ................................              (6)             (87)
                                                                                -------          -------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ................             501              (81)
                                                                                -------          -------
Net decrease in cash and cash equivalents .............................            (597)          (1,570)
Cash and cash equivalents at beginning of year ........................           2,518            7,776
                                                                                -------          -------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..............................         $ 1,921          $ 6,206
                                                                                =======          =======

                             See accompanying notes

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheet as of August 31, 2000, and the related consolidated statements of operations and cash flows for the three months ended August 31, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended August 31, 2000 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

         The consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The balance sheet at May 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. Notes to consolidated financial statements included in Form 10-K for the year ended May 31, 2000 on file with the Securities and Exchange Commission provide additional disclosures and a further description of accounting policies.

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

NOTE 2 -- LIQUIDITY AND CAPITAL RESOURCES

         At August 31, 2000, the Company had unrestricted cash and cash equivalents of $1.9 million. During the three months ended August 31, 2000, the Company used $1.1 million in operations. Additionally, $0.5 million was provided by its investing activities. The Company reported a net loss of $1.1 million for the quarter ended August 31, 2000, which included the $0.5 million non-operating loss related to the note receivable prepayment arrangement (see Note 4 - "Notes Receivable"). This compares to a net loss of $0.7 million for the quarter ended August 31, 1999. The Company has an accumulated deficit of $63.6 million and total stockholders' deficit of $11.8 million as of August 31, 2000. Additionally, the Company's current assets at August 31, 2000 amounted to approximately $17.2 million and current liabilities were approximately $29.4 million, resulting in a working capital deficiency of approximately $12.2 million. The working capital deficiency referred to above results primarily from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 5 -- "Income Taxes").

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


         During Fiscal 2000, management took steps to trim costs and save cash, including making significant staff reductions, centralizing certain contract management and clinical functions, and eliminating the Company's California administrative office and related executive staff positions. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain profitability.

NOTE 3 -- MAJOR CUSTOMERS/CONTRACTS

(1) The Company has contracts with Humana Health Plans ("Humana") under which it provides services to members in Florida. For the quarter ended August 31, 2000, such contracts accounted for 16.8%, or $0.6 million, of the Company's operating revenues compared to 31.9%, or $1.7 million, for the quarter ended August 31, 1999.

         Effective June 30, 2000, Humana, Inc. ("Humana") completed the sale of its North Florida Medicaid business to HealthEase of Florida, Inc. Effective July 1, 2000, the Company has entered into a one-year contract with HealthEase of Florida, Inc. to continue to provide behavioral healthcare services to approximately 100,000 of 160,000 Florida members that were managed by the Company under contracts with Humana as of June 2000. Additionally, Humana's contracts with the Company, which cover specific commercial, Medicaid and Medicare populations of approximately 60,000 members, will terminate September 30, 2000.

         The combined revenue from the contracts that were transitioned to HealthEase of Florida, Inc., plus one existing contract that the Company has with this HMO, accounted for 14.8%, or $0.6 million, of the Company's operating revenues during the quarter ended August 31, 2000 compared to 2.3%, or $0.1 million, for the quarter ended August 31, 1999.

(2) The Company has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 13.4%, or $0.5 million, and 10.2%, or $0.5 million, of the Company's operating revenue for the quarter ended August 31, 2000 and 1999, respectively. The Company renewed these contracts for two years, with effective dates of February 8, 2000.

(3) During the quarter ended August 31, 2000, the Company implemented five new contracts to provide behavioral healthcare services to Florida members under contracts with one HMO. For the quarter ended August 31, 2000, these five contracts represented approximately 10.5%, or $0.4 million, of the Company's operating revenue.

NOTE 4 -- NOTES RECEIVABLE

         On August 31, 2000, the Company entered into a prepayment agreement and note modification with Jefferson Hills Corporation ("JHC") in connection with the secured promissory note, which originated out of the sale in Fiscal 1999 of the Company's Aurora, Colorado facility to JHC. The terms of the prepayment agreement required JHC to immediately remit $500,000 to the Company as a prepayment on the note. Additionally, the note was modified to reflect a remaining balance due totaling $170,000 and to require JHC to make monthly principal and interest payments until April 2006. One final principal payment in the amount of approximately $146,000 will be due from JHC in April 2006. As an inducement to JHC to make such prepayment, the Company credited JHC with an aggregate of approximately $996,000. As a result, the Company recorded a non-operating loss during the quarter ended August 31, 2000 of approximately $496,000 in connection with this transaction.

NOTE 5 -- INCOME TAXES

         The Company's provision for income taxes differs from the statutory rate of 34% due, primarily, to the Company's increased valuation allowance for losses generated during the three months ended August 31, 2000 and 1999.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $5.6 million through August 31, 2000. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998 and believes that its position with respect to its right to the tax refunds will be upheld. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from the commencement of the appeals process in the United States Tax Court. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

         On July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. In reference to this Offer, the Company has scheduled a preliminary meeting in October 2000 with the IRS. There can be no assurance that the IRS will accept the Offer.

NOTE 6 -- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share:

                                                                                        THREE MONTHS ENDED
                                                                                            AUGUST 31,
                                                                                  -------------------------------
                                                                                      2000             1999
                                                                                  --------------  ---------------
                                                                                      (Amounts in thousands,
                                                                                      except per share data)
                                                                                              (Unaudited)

NUMERATOR:
Net loss from operations available to common stockholders ................         $  (1,110)         $    (748)
                                                                                   =========          =========

DENOMINATOR:
Denominator for basic and diluted loss per share -- adjusted
     weighted average shares .............................................             3,818              3,818
                                                                                   =========          =========

BASIC AND DILUTED EARNINGS PER SHARE:
Net loss .................................................................         $   (0.29)         $   (0.20)
                                                                                   =========          =========

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         The following number of potentially convertible shares of common stock related to convertible debentures and stock options are as follows at August 31, 2000:

         For conversion of convertible debentures .........             9,044
         Outstanding stock options ........................           897,925
         Possible future issuance under stock options plans           222,284
                                                                    ---------
             Total ........................................         1,129,253
                                                                    =========

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

(1) During the fiscal year ended May 31, 2000, the Company renewed one contract, which included a requirement that the Company maintains a $550,000 performance bond throughout the two-year renewal term of the contract. This bond was secured by a $150,000 cash deposit, which is included in the non-current, restricted cash balance at August 31, 2000. The term of the bond is for one year and the bond is automatically renewable as long as the contract remains in force.

(2) In June 2000, the Company submitted a bid to provide substance abuse treatment services to a specific population covered through the Department of Justice in Puerto Rico. The bid included a $300,000 bid bond requirement, which is to be maintained until the bid has been awarded. As of October 2000, there has been no award or announcement in connection with this bid. The Company secured this bond with a $300,000 cash deposit. This deposit is included in the other current assets balance at August 31, 2000.

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

(4) The Company's subsidiary, Careunit Hospital of Ohio, Inc. ("Careunit") has been named as a third party defendant in the principal action entitled "Vencor, Inc. v. Empe, Inc." The principal action arises out of the sale by Careunit of its Ohio hospital facility to Vencor, Inc. ("Vencor") and relates to an alleged asbestos condition at the Ohio facility. Empe, Inc. ("Empe") apparently was Vencor's environmental expert in connection with this transaction. In making Careunit a third party defendant, Empe claims that it was misled and that Careunit allegedly failed to disclose the asbestos condition in the facility when Vencor conducted its environmental assessment. No specific amount of damages is claimed, but rather, the third party complaint seeks apportionment, indemnity and compensatory damages as may be determined at trial. The Company's insurance carrier has provided a defense of this action, which is only in its formative stages. The Company does not believe that this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(5) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of August 31, 2000, the Company has $1.2 million accrued relating to this matter.

(6) With respect to the contingency related to prior years' income taxes, see Note 5, "Income Taxes".

(7) During Fiscal 1999, the Company provided services to members of Humana Health Plans of Puerto Rico, Inc. ["Humana of Puerto Rico" (successor in interest to PCA Health Plans of Puerto Rico, Inc.)] under the terms of management service agreements entered into pursuant to healthcare contracts awarded to Humana of Puerto Rico by the Puerto Rico Insurance Administration. These contracts expired on March 31, 1999, with an extension period that ended April 30, 1999. The contract with Humana established an amount that was withheld from Humana's monthly remittances to the Company to cover pharmacy and laboratory costs that are the financial responsibility of the Company, but were administered by Humana. Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         incurred, the Company has reported the contract at a 100% loss ratio for the contract to date pending clarification of the actual costs incurred. As a result, the Company has reported $10.5 million as accounts receivable and accrued claims payable in the accompanying balance sheets at May 31, 2000 and 1999. During Fiscal 1999, Humana sent written notice to the Company that the Company owed $3.0 million to Humana in connection with these pharmacy and laboratory costs. The Company has expressed to Humana its total disagreement with Humana's position. The Company believes that Humana owes the Company in excess of $3.0 million in relation to this same issue. Efforts are being made to work with Humana to resolve the uncertainty.

         Additionally, in connection with the legal matter described in Item 8 below, the Company filed a Third Party Complaint against Humana claiming that the final amount determined to be paid to Hato Rey Psychiatric Hospital, d/b/a Mepsi Center ("MEPSI"), should be paid from the equity reserve account maintained by the Company's Puerto Rico subsidiary, jointly with Humana, to guarantee payment to providers. The Third Party Complaint also requests that the Court order Humana to release the remaining balance to the Company after payment to MEPSI was satisfied. Humana filed an answer to the Third Party Complaint alleging that the equity reserve account also guarantees payment of monies owed by the Company to Humana. While the legal matter with MEPSI has been fully settled, Humana continues to withhold the balance of the reserve funds due the Company. The Company plans to actively pursue the release of these funds.

(8) The legal matter involving Puerto Rico provider Hato Rey Psychiatric Hospital, d/b/a Mepsi Center, was settled September 27, 2000 for an amount that did not exceed the Company's reserve for such claims. The settlement amount was paid from the equity reserve account (see Item 7 above). This account is included in restricted cash and reported under current assets at August 31, 2000.

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors - Important Factors Related to Forward-Looking Statements and Associated Risks" (page 12).

GENERAL

RESULTS OF OPERATIONS

         The Company reported a net loss of $1.1 million for the quarter ended August 31, 2000, which included the $0.5 million non-operating loss related to the note receivable prepayment arrangement (see Note 4 to the consolidated financial statements -- "Notes Receivable").

         The following table summarizes the Company's financial data for the three months ended August 31, 2000 and 1999 (in thousands):

THE THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1999:

                                                               CORPORATE AND
THREE MONTHS ENDED                                                 OTHER          CONSOLIDATED
AUGUST 31, 2000                               MANAGED CARE       OPERATIONS        OPERATIONS
------------------                           ----------------  ---------------  ------------------

Operating revenues.....................           $  3,625           $   114          $   3,739

Healthcare operating expenses..........              3,089               128              3,217
General/administrative expenses........                616               336                952
Other operating expenses...............                173               (16)               157
                                                     -----             -----              -----
                                                     3,878               448              4,326
                                                     -----             -----              -----
                                                  $   (253)          $  (334)         $    (587)
                                                     =====             =====              =====


                                                               CORPORATE AND
THREE MONTHS ENDED                                                 OTHER          CONSOLIDATED
AUGUST 31, 1999                               MANAGED CARE       OPERATIONS        OPERATIONS
------------------                           ----------------  ---------------  ------------------

Operating revenues.....................           $  5,076           $   174          $   5,250

Healthcare operating expenses..........              3,902               179              4,081
General/administrative expenses........              1,380               709              2,089
Other operating expenses...............                (63)              (58)              (121)
                                                    ------              ----              -----
                                                     5,219               830              6,049
                                                     -----               ---              -----
                                                  $   (143)          $  (656)         $    (799)
                                                     =====              ====              =====

         The Company reported an operating loss of approximately $0.6 million for the quarter ended August 31, 2000. Additionally, operating revenues decreased by $1.5 million, or 28.8%, for the quarter ended August 31, 2000 compared to the quarter ended August 31, 1999. This decrease is primarily attributable to the loss of two major, managed care contracts during the third quarter of Fiscal 2000.

         Healthcare operating expenses decreased by approximately $0.9 million, or 21.2%, for the quarter ended August 31, 2000 as compared to the quarter ended August 31, 1999. This decrease is attributable to the loss of revenues specific to two major contracts that terminated during Fiscal 2000. Healthcare operating expense as a percentage of net revenue for managed care operations increased from 76.9% for the quarter ended August 31, 1999 to 85.2% for the quarter ended August 31, 2000. This percentage increase is due to continuing fixed costs that cannot be tied to the specific contracts that were terminated during Fiscal 2000. Efforts are being made to increase revenues during Fiscal 2001 without adding significantly to our healthcare operating costs.

         General and administrative expenses decreased by approximately $1.1 million, or 54.4%, for the quarter ended August 31, 2000 as compared to the quarter ended August 31, 1999. General and administrative expense as a percentage of revenue decreased from 39.8% for the quarter ended August 31, 1999 to 25.5% for the quarter ended August 31, 2000. This decrease is attributable to the significant cost reductions that were initiated following the loss

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


of two major, managed care contracts in Fiscal 2000. The Company is continuing efforts to reduce its general and administrative costs.

         Other operating expenses increased by $0.3 million for the quarter ended August 31, 2000 compared to the quarter ended August 31, 1999. This increase is attributable to $0.2 million of bad debt recoveries in the quarter ended August 31, 1999 specific to the Puerto Rico contract performance guarantees. Additionally, results for the quarter ended August 31, 1999 included $0.1 million of bad debt recoveries specific to the discontinued operations and $0.1 million of bad debt recoveries specific to one existing managed care contract.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Except for historical information, the matters discussed that may be considered forward-looking statements may be subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected, including uncertainties in the market, pricing, competition, procurement efficiencies, other matters discussed in this quarterly report on Form 10-Q, and other risks detailed from time to time in the Company's SEC reports.

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

CONCENTRATION OF RISK

         The Company currently has thirteen contracts with four HMOs to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Florida and Texas. These combined contracts represent approximately 55.5% and 44.4% of the Company's operating revenue for the quarters ended August 31, 2000 and 1999, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party.

UNCERTAINTY OF FUTURE PROFITABILITY

         As of August 31, 2000, the Company had stockholders' deficit of $11.8 million and a working capital deficiency of approximately $12.2 million. The Company had a net loss for the quarter ended August 31, 2000 of $1.1 million. There can be no assurance that the Company will be able to achieve and sustain profitability or that the Company can achieve and maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         During prior fiscal years, a principal source of liquidity has been the private sale of equity securities and debt securities convertible into equity. Issuance of additional equity securities by the Company could result in substantial dilution to stockholders.

         The Company may be required to repay a portion of the tax refunds received from the Internal Revenue Service for Fiscal 1996 and 1995, which amounted to $9.4 million and $5.4 million, respectively (see "Taxes" below and Note 5 to the consolidated financial statements - "Income Taxes"). Further, the Company may be required to repay some amount to Medi-Cal in connection with the judgment entered on February 26, 1999, which is more fully described under Part II - Item 5, Legal Proceedings, below.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


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

         During fiscal years 1997 and 1996, the Company recognized a portion of the refunds received as a tax benefit of $0.3 million and $2.4 million, respectively. The balance of the refunds received, $12.1 million, are recorded as a deferred liability, "Unbenefitted tax refunds received", pending resolution by the IRS of the appropriateness of the Section 172(f) carryback. The additional refunds requested under Section 172(f) for prior years of $7.7 million have not been received, nor has the Company recognized any tax benefit related to these potential refunds.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $5.6 million through August 31, 2000. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheet. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. Additionally, the IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

         On July 11, 2000, the Company submitted an Offer in Compromise ("Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. In reference to this Offer, the Company has scheduled a preliminary meeting in October 2000 with the IRS. There can be no assurance that the IRS will accept the Offer.

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


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

ANTI-TAKEOVER PROVISIONS

         The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of August 31, 2000, there are no outstanding shares of Preferred Stock. The Company's Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company's Common Stock includes one right on the terms and subject to the conditions of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

LIMITATIONS ON THE DEDUCTIBILITY OF COMPENSATION UNDER CERTAIN CIRCUMSTANCES

         Pursuant to the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the Company's five highest paid executive officers would not be deductible by the Company for federal income tax purposes to the extent such officers' overall compensation exceeds $1.0 million per executive officer. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1.0 million base. The Board of Directors has determined that no portion of anticipated compensation payable to any executive officer in Fiscal 2001 would be non-deductible.

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

(2) The Company's subsidiary, Careunit Hospital of Ohio, Inc. ("Careunit") has been named as a third party defendant in the principal action entitled "Vencor, Inc. v. Empe, Inc." The principal action arises out of the sale by Careunit of its Ohio hospital facility to Vencor, Inc. ("Vencor") and relates to an alleged asbestos condition at the Ohio facility. Empe, Inc. ("Empe") apparently was Vencor's environmental expert in connection with this transaction. In making Careunit a third party defendant, Empe claims that it was misled and that Careunit allegedly failed to disclose the asbestos condition in the facility when Vencor conducted its environmental assessment. No specific amount of damages is claimed, but rather, the third party complaint seeks apportionment, indemnity and compensatory damages as may be determined at trial. The Company's insurance carrier has provided a defense of this action, which is only in its formative stages. The Company does not believe that this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

(3) In May, 1999, the Company commenced an action against Richard Powers, a former Executive Vice President of the Company, and his current employer, American Psych Systems ("APS"), in the Circuit Court in and for Hillsborough County, Florida. The Company claims that Mr. Powers breached his agreements with the Company by attempting to divert customers to APS. The Company further claims that APS tortuously interfered with the Company's business relationships by directing Powers to solicit these customers in violation of his agreements. The suit is still in its early stages. The Court has denied a motion to dismiss filed by Powers and APS, and the parties have begun the discovery process. The complaint seeks unspecified damages.

(4) Although no formal claim has been made or asserted, Humana Health Plans of Puerto Rico, Inc. ("Humana") has claimed that the Company owes $3.0 million to Humana in connection with the contract that was terminated by Humana on March 31, 1999. Humana's claim relates to the pharmacy and laboratory costs incurred by Humana throughout the contract period. The Company has expressed to Humana its total disagreement with Humana's position. The Company believes that Humana owes the Company in excess of $3.0 million in relation to this same issue; however, the Company has not formally asserted such claim. The Company does not believe that Humana's claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

     Additionally, in connection with the legal matter described in Item 7 below, the Company filed a Third Party Complaint against Humana claiming that the final amount determined to be paid to Hato Rey Psychiatric Hospital, d/b/a Mepsi Center ("MEPSI"), should be paid from the equity reserve account maintained by the Company's Puerto Rico subsidiary, jointly with Humana, to guarantee payment to providers. The Third Party Complaint also requests that the Court order Humana to release the remaining balance to the Company after payment to MEPSI was satisfied. Humana filed an answer to the Third Party Complaint alleging that the equity reserve account also guarantees payment of monies owed by the Company to Humana. While the legal matter with MEPSI has been fully settled, Humana continues to withhold the balance of the reserve funds due the Company. The Company plans to actively pursue the release of these funds.

(5) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. The Company owned this facility until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999. As of August 31, 2000, the Company has $1.2 million accrued relating to this matter.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


(6) In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed a tentative refund claim to carry back losses described in Section 172(f) of the IRC, requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under
     Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

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

     On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $5.6 million through August 31, 2000. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refund claims of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheet. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The Company's tax advisor relating to these refund claims has advised management that the administrative appeals process could take twelve to eighteen months. In the event the Company wishes to further protest the results of its administrative appeal, it may further appeal to the United States Tax Court following the final determination of the administrative appeal. The Company has been advised that a determination by the United States Tax Court could take up to an additional twelve months from commencement of the appeals process in the United States Tax Court. Additionally, the IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

     On July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. In reference to this Offer, the Company has scheduled a preliminary meeting in October 2000 with the IRS. There can be no assurance that the IRS will accept the Offer.

(7) The legal matter involving Puerto Rico provider Hato Rey Psychiatric Hospital, d/b/a Mepsi Center, was settled September 27, 2000 for an amount that did not exceed the Company's reserve for such claims. The settlement amount was paid from the equity reserve account (see Item 4 above). This account is included in restricted cash and reported under current assets at August 31, 2000.

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

         None.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMPREHENSIVE CARE CORPORATION

October 13, 2000                By /s/   ROBERT J. LANDIS
                                   ----------------------------------------
                                         Robert J. Landis
                                         Chairman of the Board of Directors,
                                         Chief Financial Officer, and Treasurer