Form 10-Q
period 2000-11-30
COMPREHENSIVE CARE CORP
filed 2001-01-12
CIK 22872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q


[X] Quarterly report pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended November 30, 2000.

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

                                                                  Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

               Classes                            Outstanding at January 8, 2001
--------------------------------------            ------------------------------
Common Stock, par value $.01 per share                       3,817,804

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                                                                     PAGE
PART I - FINANCIAL INFORMATION         ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS
                  Consolidated Balance Sheets,
                           November 30, 2000 and May 31, 2000.....................................................      3

                  Consolidated Statements of Operations for
                           the Three and Six Months ended November 30, 2000 and 1999..............................      4

                  Consolidated Statements of Cash Flows for
                           the Six Months ended November 30, 2000 and 1999........................................      5

                  Notes to Consolidated Financial Statements......................................................   6-10

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS...........................................................................  11-15

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS...............................................................................  16-17

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................     18

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K................................................................     18

         SIGNATURES................................................................................................    19

PART I. -- FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS

                                                                               NOVEMBER 30,      MAY 31,
                                                                                    2000          2000
                                                                               ------------     --------
                                                                                (unaudited)
                                                                                  (Amounts in thousands)
ASSETS
Current assets:
   Cash and cash equivalents ..............................................      $  1,927       $  2,518
   Restricted cash ........................................................         1,004          1,444
   Accounts receivable, less allowance for doubtful accounts of $28 and
     $13 ..................................................................           316            276
   Accounts receivable - pharmacy and laboratory costs ....................        10,469         10,469
   Other receivable .......................................................         2,548          2,548
   Other current assets ...................................................           323            147
                                                                                 --------       --------
Total current assets ......................................................        16,587         17,402

Property and equipment, net ...............................................           793          1,086
Notes receivable ..........................................................           165          1,145
Goodwill, net .............................................................           972          1,008
Restricted cash ...........................................................           492            486
Other assets ..............................................................           151            148
                                                                                 --------       --------
Total assets ..............................................................      $ 19,160       $ 21,275
                                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities ...............................      $  3,194       $  4,028
   Accrued claims payable .................................................         2,822          3,014
   Accrued pharmacy and laboratory costs payable ..........................        10,469         10,469
   Unbenefitted tax refunds received ......................................        12,092         12,092
   Income taxes payable ...................................................            48             44
                                                                                 --------       --------
Total current liabilities .................................................        28,625         29,647
                                                                                 --------       --------

Long-term liabilities:
   Long-term debt .........................................................         2,244          2,244
   Other liabilities ......................................................            35             56
                                                                                 --------       --------
Total long-term liabilities ...............................................         2,279          2,300
                                                                                 --------       --------
Total liabilities .........................................................        30,904         31,947
                                                                                 --------       --------
Commitments and Contingencies (Notes 5 and 7)
Stockholders' deficit:
   Preferred stock, $50.00 par value; authorized 60,000 shares; none issued
    and outstanding .......................................................            --             --
   Common stock, $0.01 par value; authorized 12,500,000 shares; issued
    and outstanding 3,817,805 and 3,817,822 ...............................            38             38
   Additional paid-in-capital .............................................        51,813         51,812
   Deferred compensation ..................................................            (2)           (10)
   Accumulated deficit ....................................................       (63,593)       (62,512)
                                                                                 --------       --------
 Total stockholders' deficit ..............................................       (11,744)       (10,672)
                                                                                 --------       --------
 Total liabilities and stockholders' deficit ..............................      $ 19,160       $ 21,275
                                                                                 ========       ========

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           NOVEMBER 30,                      NOVEMBER 30,

                                                                       2000            1999             2000             1999
                                                                      -------         -------         --------         --------
OPERATING REVENUES ................................................   $ 4,441         $ 4,882         $  8,180         $ 10,132

COSTS AND EXPENSES:
  Healthcare operating expenses ...................................     3,608           4,539            6,825            8,620
  General and administrative expenses .............................       929           1,888            1,881            3,977
  Recovery of doubtful accounts ...................................       (26)           (163)             (41)            (499)
  Depreciation and amortization ...................................       169             215              341              430
                                                                      -------         -------         --------         --------
                                                                        4,680           6,479            9,006           12,528
                                                                      -------         -------         --------         --------
OPERATING LOSS BEFORE ITEMS SHOWN BELOW ...........................      (239)         (1,597)            (826)          (2,396)

OTHER INCOME (EXPENSE):
  Loss in connection with prepayment of note receivable ...........        --              --             (496)              --
  Reduction in accrued interest expense ...........................       290              --              290               --
  Interest income .................................................        43             116               93              236
  Interest expense ................................................       (45)           (119)            (121)            (188)
  Gain on sale of assets ..........................................        --               6               --                6
  Loss on sale of assets ..........................................        --              (1)              --               (1)
  Other non-operating income ......................................        --              51               --               51
                                                                      -------         -------         --------         --------
INCOME (LOSS) BEFORE INCOME TAXES .................................        49          (1,544)          (1,060)          (2,292)
Income tax expense ................................................        20               2               21                2
                                                                      -------         -------         --------         --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS .............   $    29         $(1,546)        $ (1,081)        $ (2,294)
                                                                      =======         =======         ========         ========

BASIC AND DILUTED EARNINGS PER SHARE:
Net income (loss) .................................................   $  0.01         $ (0.41)        $  (0.28)        $  (0.60)
                                                                      =======         =======         ========         ========


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           SIX MONTHS ENDED
                                                                                              NOVEMBER 30,
                                                                                         2000            1999
                                                                                        -------         -------
                                                                                         (Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................        $(1,081)        $(2,294)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
     Depreciation and amortization .............................................            341             430
     Compensation expense - stock options issued ...............................              8              --
     Loss in connection with prepayment of note receivable .....................            496              --
     Gain on sale of assets ....................................................             --              (6)
     Loss on sale of assets ....................................................             --               1
     Reduction in accrued interest expense .....................................           (290)             --

CHANGES IN ASSETS AND LIABILITIES:
     Accounts receivable .......................................................            (40)            609
     Other current assets, restricted funds, and other non-current assets ......            231             205
     Accounts payable and accrued liabilities ..................................           (543)           (350)
     Accrued claims payable ....................................................           (192)         (1,045)
     Income taxes payable ......................................................              4             (16)
     Other liabilities .........................................................            (21)             25
                                                                                        -------         -------
     NET CASH USED IN OPERATIONS ...............................................         (1,087)         (2,441)
                                                                                        -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of property and equipment ..........................             --               7
     Payments received on note receivable ......................................            508              12
     Additions to property and equipment .......................................            (12)            (97)
                                                                                        -------         -------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .......................            496             (78)
                                                                                        -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt .........................................................             --              (1)
                                                                                        -------         -------
     NET CASH USED IN FINANCING ACTIVITIES .....................................             --              (1)
                                                                                        -------         -------
Net decrease in cash and cash equivalents ......................................           (591)         (2,520)
Cash and cash equivalents at beginning of year .................................          2,518           7,776
                                                                                        -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................        $ 1,927         $ 5,256
                                                                                        =======         =======

                             See accompanying notes.

NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheet as of November 30, 2000, and the related consolidated statements of operations and cash flows for the three and six months ended November 30, 2000 and 1999 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended November 30, 2000 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

NOTE 2 -- LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 2000, the Company had unrestricted cash and cash equivalents of $1.9 million. During the six months ended November 30, 2000, the Company used $1.1 million in operations. Additionally, $0.5 million was provided by its investing activities. The Company reported a net loss of $1.1 million for the six months ended November 30, 2000, which included the $0.5 million non-operating loss related to the note receivable prepayment arrangement (see
Note 4 -- "Notes Receivable"), a $0.3 million reduction in interest expense in connection with a change in estimate specific to one third party liability (see
Note 7, Item 3 -- "Commitments and Contingencies"), and $0.2 million of income in connection with one legal settlement. This compares to a net loss of $2.3 million for the six months ended November 30, 1999. The Company has an accumulated deficit of $63.6 million and total stockholders' deficit of $11.7 million as of November 30, 2000. Additionally, the Company's current assets at November 30, 2000 amounted to approximately $16.6 million and current liabilities were approximately $28.6 million, resulting in a working capital deficiency of approximately $12.0 million. The working capital deficiency referred to above results primarily from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 5 -- "Income Taxes").

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

         Commencing in Fiscal 2000 and continuing in Fiscal 2001, management took steps to trim costs and save cash, including making significant staff reductions, centralizing certain contract management and clinical functions, and eliminating the Company's California administrative office and related executive staff positions. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain profitability.

NOTE 3 -- MAJOR CUSTOMERS/CONTRACTS

The Company manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The Company is subject to changes in Medicaid and Medicare regulations. As of November 30, 2000, the Company services approximately 700,000 members consisting of approximately 500,000 lives covered through Medicaid and Medicare programs.

(1) During the six months ended November 30, 2000, the Company had contracts with Humana Health Plans ("Humana") under which it provided services to members in Florida. For the six months ended November 30, 2000, such contracts accounted for 8.8%, or $0.7 million, of the Company's operating revenues compared to 31.9%, or $3.2 million, for the six months ended November 30, 1999.

         Effective June 30, 2000, Humana, Inc. ("Humana") completed the sale of its North Florida Medicaid business to HealthEase of Florida, Inc. Effective July 1, 2000, the Company entered into a one-year contract with HealthEase of Florida, Inc. to continue to provide behavioral healthcare services to approximately 100,000 of 160,000 Florida members that were managed by the Company under contracts with Humana as of June 2000. Additionally, Humana's contracts with the Company, which cover specific commercial, Medicaid and Medicare populations of approximately 60,000 members terminated September 30, 2000.

         The combined revenue from the contracts that were transitioned to HealthEase of Florida, Inc., plus one existing contract that the Company had with this HMO, accounted for 17.4%, or $1.4 million, of the Company's operating revenues during the six months ended November 30, 2000 compared to 2.3%, or $0.2 million, for the six months ended November 30, 1999.

(2) The Company has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 11.4%, or $0.9 million, and 10.4%, or $1.1 million, of the Company's operating revenue for the six months ended November 30, 2000 and 1999, respectively. The Company renewed these contracts for two years, with effective dates of February 8, 2000.

(3) During the six months ended November 30, 2000, the Company implemented five new contracts to provide behavioral healthcare services to Florida members under contracts with one HMO. For the six months ended November 30, 2000, these five contracts represented approximately 16.8%, or $1.4 million, of the Company's operating revenue.

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

NOTE 5 -- INCOME TAXES

         The Company's provision for income taxes differs from the statutory rate of 34% due, primarily, to the Company's increased valuation allowance for losses generated during the six months ended November 30, 2000 and 1999.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $5.9 million through November 30, 2000. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

         On July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. The IRS is currently evaluating the Offer. A preliminary meeting with the IRS with respect to the Offer took place in October 2000. The Company expects that further discussions will take place during the third quarter of Fiscal 2001. There can be no assurance that the IRS will accept the Offer.

NOTE 6 -- EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share:


                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     NOVEMBER 30,                  NOVEMBER 30,

                                                                 2000           1999           2000          1999
                                                               --------      ---------      ---------      ---------
                                                                   (Amounts in thousands, except per share data)
NUMERATOR:
Net income (loss) from operations available to common          $     29      $ (1,546)      $ (1,081)      $ (2,294)
stockholders ............................................      ========      ========       ========       ========

DENOMINATOR:
Denominator for basic and diluted loss per share-adjusted
weighted average shares .................................         3,818         3,818          3,818          3,818
                                                               ========      ========       ========       ========

BASIC AND DILUTED EARNINGS PER SHARE:
Net income (loss) .......................................      $   0.01      $  (0.41)      $  (0.28)      $  (0.60)
                                                               ========      ========       ========       ========

The following number of potentially convertible shares of common stock related to convertible debentures and stock options, all of which are anti-dilutive for the purposes of computing diluted earnings per share, are as follows at November 30, 2000:

     For conversion of convertible debentures ......................          9,044
     Outstanding stock options .....................................        843,900
     Possible future issuance under stock options plans ............        258,809
                                                                          ---------
         Total .....................................................      1,111,753
                                                                          =========

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

(1) During the fiscal year ended May 31, 2000, the Company renewed one contract, which included a requirement that the Company maintains a $550,000 performance bond throughout the two-year renewal term of the contract. This bond was secured by a $150,000 cash deposit, which is included in the non-current, restricted cash balance at November 30, 2000. The term of the bond is for one year and the bond is automatically renewable as long as the contract remains in force.

(2) In July 2000, Steiner Corporation, a Colorado linen service company, commenced an action against the Company seeking damages in the amount of, approximately, $145,000 by reason of an alleged early termination of a laundry service contract. While this claim has only recently been asserted, the Company intends to deny liability. Additionally, the Company does not believe that this claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

         During the quarter ended November 30, 2000, the Company lowered its estimate by approximately $0.3 million specific to interest charges that were previously accrued in connection with this liability. This change in estimate was based on recent information provided to the Company by the California Department of Health Services. As of November 30, 2000, the Company has approximately $1.0 million accrued relating to this matter.

(4) With respect to the contingency related to prior years' income taxes, see Note 5, "Income Taxes".

(5) During the quarter ended November 30, 2000, the Company reached a verbal agreement with Humana to resolve all outstanding legal matters with Humana. While there can be no assurance that a written agreement will be executed during Fiscal 2001, Management believes that an agreement will be finalized prior to February 28, 2001 and that there will be no adverse impact on the Company's financial statements resulting from such agreement.

         In connection with the Company's contract with Humana Health Plans of Puerto Rico, Inc., which expired on March 31, 1999, and until such time as a written settlement has been executed, the Company continues to report $10.5 million as accounts receivable and accrued claims payable in the accompanying balance sheet at November 30, 2000 and May 31, 2000. These amounts are specific to the pharmacy and laboratory costs that were the financial responsibility of the Company, but were administered by Humana. Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company has reported a 100% loss ratio for the contract to date pending clarification of the actual costs incurred.

         Additionally, in connection with the legal matter described in Item 6 below, the Company filed a Third Party Complaint against Humana claiming that the final amount determined to be paid to Hato Rey Psychiatric Hospital, d/b/a Mepsi Center ("MEPSI"), should be paid from the equity reserve account maintained by the Company's Puerto Rico subsidiary, jointly with Humana, to guarantee payment to providers. The Third Party Complaint also requests that the Court order Humana to release the remaining balance to the Company after payment to MEPSI was satisfied. Humana filed an answer to the Third Party Complaint alleging that the equity reserve account also guarantees payment of monies owed by the Company to Humana. While the legal matter with MEPSI has been fully settled, Humana continues to withhold the balance of the restricted funds due the Company. The Company plans to actively pursue the release of these funds.

(6) The legal matter involving Puerto Rico provider Hato Rey Psychiatric Hospital, d/b/a Mepsi Center, was settled September 27, 2000 for an amount that did not exceed the Company's reserve for such claims. The settlement amount was paid from the restricted cash account (see Item 5 above).

(7) Effective November 2000, all claims against the Company's subsidiary, Careunit Hospital of Ohio, Inc., in connection with the action titled "Vencor, Inc. v. Empe, Inc." were dismissed by order of the United States District Court, Western District of Kentucky at Louisville. This dismissal followed the Company's Motion for Summary Judgment, which was sustained by the Court in its November 22, 2000 ruling.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under "Risk Factors -- Important Factors Related to Forward-Looking Statements and Associated Risks" (page 13).

GENERAL

RESULTS OF OPERATIONS

         The Company reported a net loss of $1.1 million for the six months ended November 30, 2000, which included the $0.5 million non-operating loss related to the note receivable prepayment arrangement (see Note 4 to the consolidated financial statements -- "Notes Receivable"), a $0.3 million reduction in interest expense in connection with a change in estimate specific to one third party liability (see Note 7, Item 3 to the consolidated financial statements -- "Commitments and Contingencies"), and $0.2 million of income in connection with one legal settlement.

         The following table summarizes the Company's financial data for the three months ended November 30, 2000 and 1999 (in thousands):

THE THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1999:

                                                        CORPORATE
THREE MONTHS ENDED                         MANAGED      AND OTHER      CONSOLIDATED
NOVEMBER 30, 2000                           CARE        OPERATIONS      OPERATIONS
------------------------------------       -------      ----------     ------------
Operating revenues .................        $4,330        $   111          $ 4,441

Healthcare operating expenses ......         3,511             97            3,608
General/administrative expenses ....           563            366              929
Other operating expenses ...........           157            (14)             143
                                            ------        -------          -------
                                             4,231            449            4,680
                                            ------        -------          -------
Operating income (loss) ............        $   99        $  (338)         $  (239)
                                            ======        =======          =======

                                                        CORPORATE
THREE MONTHS ENDED                         MANAGED      AND OTHER      CONSOLIDATED
NOVEMBER 30, 1999                           CARE        OPERATIONS      OPERATIONS
------------------------------------       -------      ----------     ------------
Operating revenues .................        $ 4,710        $   172         $ 4,882

Healthcare operating expenses ......          4,392            147           4,539
General/administrative expenses ....          1,241            647           1,888
Other operating expenses ...........            146            (94)             52
                                            -------        -------         -------
                                              5,779            700           6,479
                                            -------        -------         -------
Operating loss .....................        $(1,069)       $  (528)        $(1,597)
                                            =======        =======         =======

         The Company reported an operating loss of approximately $0.2 million for the quarter ended November 30, 2000. Additionally, operating revenues decreased by $0.4 million, or 9.0%, for the quarter ended November 30, 2000 compared to the quarter ended November 30, 1999. This decrease is primarily attributable to the loss of two major, managed care contracts during the third quarter of Fiscal 2000.

         Healthcare operating expenses decreased by approximately $0.9 million, or 20.5%, for the quarter ended November 30, 2000 as compared to the quarter ended November 30, 1999. This decrease is attributable to the loss of revenues specific to two major contracts that terminated during Fiscal 2000. Healthcare operating expense as a percentage of net revenue for managed care operations decreased from 93.2% for the quarter ended November 30, 1999 to 81.1% for the quarter ended November 30, 2000. Efforts are being made to increase revenues during Fiscal 2001 without adding significantly to our healthcare operating costs.

         General and administrative expenses decreased by approximately $1.0 million, or 50.8%, for the quarter ended November 30, 2000 as compared to the quarter ended November 30, 1999. General and administrative expense as a percentage of revenue decreased from 38.7% for the quarter ended November 30, 1999 to 20.9% for the quarter ended November 30, 2000. This decrease is attributable to the significant cost reductions that were initiated following the loss of two major, managed care contracts in Fiscal 2000. The Company is continuing efforts to reduce its general and administrative costs.

         Other operating expenses increased by $0.1 million for the current quarter compared to the prior year results, which included $0.1 million of bad debt recoveries.

         The following table summarizes the Company's financial data for the six months ended November 30, 2000 and 1999 (in thousands):

THE SIX MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 1999:

                                                        CORPORATE
SIX MONTHS ENDED                           MANAGED      AND OTHER      CONSOLIDATED
NOVEMBER 30, 2000                           CARE        OPERATIONS      OPERATIONS
------------------------------------       -------      ----------     ------------

Operating revenues .................        $ 7,955        $   225         $ 8,180

Healthcare operating expenses ......          6,600            225           6,825
General/administrative expenses ....          1,179            702           1,881
Other operating expenses ...........            330            (30)            300
                                            -------        -------         -------
                                              8,109            897           9,006
                                            -------        -------         -------
Operating loss .....................        $  (154)       $  (672)        $  (826)
                                            =======        =======         =======

                                                        CORPORATE
SIX MONTHS ENDED                           MANAGED      AND OTHER      CONSOLIDATED
NOVEMBER 30, 1999                           CARE        OPERATIONS      OPERATIONS
------------------------------------       -------      ----------     ------------
Operating revenues .................        $ 9,786         $   346         $10,132

Healthcare operating expenses ......          8,294             326           8,620
General/administrative expenses ....          2,621           1,356           3,977
Other operating expenses ...........             83            (152)            (69)
                                            -------         -------         -------
                                             10,998           1,530          12,528
                                            -------         -------         -------
Operating loss .....................        $(1,212)        $(1,184)        $(2,396)
                                            =======         =======         =======

         The Company reported an operating loss of approximately $0.8 million for the six months ended November 30, 2000. Additionally, operating revenues decreased by $2.0 million, or 19.3%, for the six months ended November 30, 2000 compared to the six months ended November 30, 1999. This decrease is primarily attributable to the loss of two major, managed care contracts during the third quarter of Fiscal 2000.

         Healthcare operating expenses decreased by approximately $1.8 million, or 20.8%, for the six months ended November 30, 2000 as compared to the six months ended November 30, 1999. This decrease is attributable to the loss of revenues specific to two major contracts that terminated during Fiscal 2000. Healthcare operating expense as a percentage of net revenue for managed care operations decreased slightly from 84.8% for the six months ended November 30, 1999 to 83.0% for the six months ended November 30, 2000. Efforts are being made to increase revenues during Fiscal 2001 without adding significantly to our healthcare operating costs.

         General and administrative expenses decreased by approximately $2.1 million, or 52.7%, for the six months ended November 30, 2000 as compared to the six months ended November 30, 1999. General and administrative expense as a percentage of revenue decreased from 39.3% for the six months ended November 30, 1999 to 23.0% for the six months ended November 30, 2000. This decrease is attributable to the significant cost reductions that were initiated following the loss of two major, managed care contracts in Fiscal 2000. The Company is continuing efforts to reduce its general and administrative costs.

         Other operating expenses increased by $0.4 million for the six months ended November 30, 2000 compared to the six months ended November 30, 1999. This increase is attributable to $0.2 million of bad debt recoveries in the six months ended November 30, 1999 specific to the Puerto Rico contract performance guarantees. Additionally, results for the six months ended November 30, 1999 included $0.1 million of bad debt recoveries specific to the discontinued operations and $0.1 million of bad debt recoveries specific to one existing managed care contract.

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

CONCENTRATION OF RISK

         The Company currently has nine contracts with three HMOs to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Florida and Texas. These combined contracts represent approximately 45.6% and 12.7% of the Company's operating revenue for the six months ended November 30, 2000 and 1999, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party.

UNCERTAINTY OF FUTURE PROFITABILITY

         As of November 30, 2000, the Company had stockholders' deficit of $11.7 million and a working capital deficiency of approximately $12.0 million. The Company had a net loss for the six months ended November 30, 2000 of $1.1 million. There can be no assurance that the Company will be able to achieve and sustain profitability or that the Company can achieve and maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         During prior fiscal years, a principal source of liquidity has been the private sale of equity securities and debt securities convertible into equity. Issuance of additional equity securities by the Company could result in substantial dilution to stockholders.

         The Company may be required to repay a portion of the tax refunds received from the Internal Revenue Service for Fiscal 1996 and 1995, which amounted to $9.4 million and $5.4 million, respectively (see "Taxes" below and Note 5 to the consolidated financial statements -- "Income Taxes"). Further, the Company may be required to repay some amount to Medi-Cal in connection with the judgment entered on February 26, 1999, which is more fully described under Part II -- Item 4, Legal Proceedings, below.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $5.9 million through November 30, 2000. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

         On July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. The IRS is currently evaluating the Offer. A preliminary meeting with the IRS with respect to the Offer took place in October 2000. The Company expects that further discussions will take place during the third quarter of Fiscal 2001. There can be no assurance that the IRS will accept the Offer.

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

SHARES ELIGIBLE FOR FUTURE SALE

         The Company has issued or committed to issue 9,000 shares related to the 7 1/2% convertible subordinated debentures due April 15, 2010, and options or other rights to purchase approximately 1,103,000 shares. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in public or private transactions for use in fulfilling its future capital needs (see "Need for Additional Funds; Uncertainty of Future Funding"). Issuance of additional equity could adversely affect the trading price of the Company's Common Stock.

ANTI-TAKEOVER PROVISIONS

         The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of November 30, 2000, there are no outstanding shares of Preferred Stock. The Company's Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company's Common Stock includes one right on the terms and subject to the conditions of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

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

(2) In May, 1999, the Company commenced an action against Richard Powers, a former Executive Vice President of the Company, and his current employer, American Psych Systems ("APS"), in the Circuit Court in and for Hillsborough County, Florida. The Company claims that Mr. Powers breached his agreements with the Company by attempting to divert customers to APS. The Company further claims that APS tortuously interfered with the Company's business relationships by directing Powers to solicit these customers in violation of his agreements. The suit is still in its early stages. The Court has denied a motion to dismiss filed by Powers and APS, and the parties have begun the discovery process. The complaint seeks unspecified damages.

(3) Although no formal claim has been made or asserted, Humana Health Plans of Puerto Rico, Inc. ("Humana") has claimed that the Company owes $3.0 million to Humana in connection with the contract that was terminated by Humana on March 31, 1999. Humana's claim relates to the pharmacy and laboratory costs incurred by Humana throughout the contract period. The Company has expressed to Humana its total disagreement with Humana's position. The Company believes that Humana owes the Company in excess of $3.0 million in relation to this same issue; however, the Company has not formally asserted such claim. The Company does not believe that Humana's claim will have a material adverse effect on the Company's financial position, results of operations and cash flows.

         Additionally, in connection with the legal matter described in Item 6 below, the Company filed a Third Party Complaint against Humana claiming that the final amount determined to be paid to Hato Rey Psychiatric Hospital, d/b/a Mepsi Center ("MEPSI"), should be paid from the equity reserve account maintained by the Company's Puerto Rico subsidiary, jointly with Humana, to guarantee payment to providers. The Third Party Complaint also requests that the Court order Humana to release the remaining balance to the Company after payment to MEPSI was satisfied. Humana filed an answer to the Third Party Complaint alleging that the equity reserve account also guarantees payment of monies owed by the Company to Humana.

         During the quarter ended November 30, 2000, the Company reached a verbal agreement with Humana to resolve all outstanding legal matters with Humana. While there can be no assurance that a written agreement will be executed during Fiscal 2001, Management believes that an agreement will be finalized prior to February 28, 2001 and that there will be no adverse impact on the Company's financial statements resulting from such agreement.

(4) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. The Company owned this facility until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999.

         During the quarter ended November 30, 2000, the Company lowered its estimate by approximately $0.3 million specific to interest charges that were previously accrued in connection with this liability. This change in estimate was based on recent information provided to the Company by the California Department of Health Services. As of November 30, 2000, the Company has approximately $1.0 million accrued relating to this matter.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $5.9 million through November 30, 2000. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

         On July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. The IRS is currently evaluating the Offer. A preliminary meeting with the IRS with respect to the Offer took place in October 2000. The Company expects that further discussions will take place during the third quarter of Fiscal 2001. There can be no assurance that the IRS will accept the Offer.

(6) The legal matter involving Puerto Rico provider Hato Rey Psychiatric Hospital, d/b/a Mepsi Center, was settled September 27, 2000 for an amount that did not exceed the Company's reserve for such claims. The settlement amount was paid from the restricted cash account (see Item 3 above).

(7) Effective November 2000, all claims against the Company's subsidiary, Careunit Hospital of Ohio, Inc., in connection with the action titled "Vencor, Inc. v. Empe, Inc." were dismissed by order of the United States District Court, Western District of Kentucky at Louisville. This dismissal followed the Company's Motion for Summary Judgment, which was sustained by the Court in its November 22, 2000 ruling.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The results of the Company's Annual Shareholders' Meeting, which was held on December 15, 2000, were reported in the Company's current report on Form 8-K, dated December 15, 2000.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - None


         (b)      Reports on Form 8-K -

                  The Company filed a current report on Form 8-K, dated December 15, 2000, to report under Item 5 the results of the Company's Annual Shareholders' Meeting, which was held on December 15, 2000.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMPREHENSIVE CARE CORPORATION



January 12, 2001                   by /s/ ROBERT J. LANDIS
                                     -----------------------------------------
                                          Robert J. Landis
                                          Chairman of the Board of Directors,
                                          Chief Financial Officer, and Treasurer