Form 10-Q
period 2001-02-28
COMPREHENSIVE CARE CORP
filed 2001-04-13
CIK 22872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                    FORM 10-Q

[X] Quarterly report pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended February 28, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                to              .
                                      --------------    -------------

       Commission File Number 1-9927
                             -------



                         COMPREHENSIVE CARE CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


        DELAWARE                                       95-2594724
----------------------------               ---------------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
 of incorporation or organization)



               200 SOUTH HOOVER BLVD., SUITE 200, TAMPA, FL 33609
               --------------------------------------------------
              (Address of principal executive offices and zip code)


                                 (813) 288-4808
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes [X] No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

                  CLASSES                      OUTSTANDING AT APRIL 9, 2001
--------------------------------------         ----------------------------
Common Stock, par value $.01 per share                  3,817,803

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----

PART I - FINANCIAL INFORMATION

         ITEM 1-- CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheets,
                           February 28, 2001 and May 31, 2000.....................................................3

                  Consolidated Statements of Operations for
                  the Three and Nine months ended February 28, 2001 and  February 29, 2000....................... 4

                  Consolidated Statements of Cash Flows for
                           the Nine months ended February 28, 2001 and  February 29, 2000.........................5

                  Notes to Consolidated Financial Statements...................................................6-10


         ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS......................................................................10-14


PART II - OTHER INFORMATION

         ITEM 1 -  LEGAL PROCEEDINGS..........................................................................14-15

         ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................16

         ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K..............................................................16

         SIGNATURES..............................................................................................17

PART I. - FINANCIAL INFORMATION

ITEM 1 -- CONSOLIDATED FINANCIAL STATEMENTS





                           CONSOLIDATED BALANCE SHEETS

                                                                            FEBRUARY 28,       MAY 31,
                                                                                2001             2000
                                                                            --------------  ---------------
                                                                                (unaudited)
                                                                                (Amounts in thousands)
ASSETS
Current assets:
   Cash and cash equivalents ..........................................         $  2,716          $  2,518
   Restricted cash ....................................................               48             1,444
   Accounts receivable, less allowance for doubtful accounts of $22 and
     $13 ..............................................................              379               276
   Accounts receivable - pharmacy and laboratory costs ................               --            10,469
   Other receivable ...................................................            2,548             2,548
   Other current assets ...............................................              226               147
                                                                                --------          --------
Total current assets ..................................................            5,917            17,402

Property and equipment, net ...........................................              658             1,086
Notes receivable ......................................................              164             1,145
Goodwill, net .........................................................              954             1,008
Restricted cash .......................................................              561               486
Other assets ..........................................................               75               148
                                                                                --------          --------
Total assets ..........................................................         $  8,329          $ 21,275
                                                                                ========          ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities ...........................         $  2,971          $  4,028
   Accrued claims payable .............................................            2,639             3,014
   Accrued pharmacy and laboratory costs payable ......................             --              10,469
   Unbenefitted tax refunds received ..................................           12,092            12,092
   Income taxes payable ...............................................               39                44
                                                                                --------          --------
Total current liabilities .............................................           17,741            29,647
                                                                                --------          --------
Long-term liabilities:
   Long-term debt .....................................................            2,244             2,244
   Other liabilities ..................................................               21                56
                                                                                --------          --------
Total long-term liabilities ...........................................            2,265             2,300
                                                                                --------          --------
Total liabilities .....................................................           20,006            31,947
                                                                                --------          --------
Commitments and Contingencies (Notes 5 and 7) Stockholders' deficit:
   Preferred stock, $50.00 par value; authorized 60,000 shares; none
    issued and outstanding ............................................               --                --
   Common stock, $0.01 par value; authorized 12,500,000 shares; issued
    and outstanding 3,817,803 and 3,817,822 ...........................               38                38
   Additional paid-in-capital .........................................           51,813            51,812
   Deferred compensation ..............................................               --               (10)
   Accumulated deficit ................................................          (63,528)          (62,512)
                                                                                --------          --------
Total stockholders' deficit ...........................................          (11,677)          (10,672)
                                                                                --------          --------
Total liabilities and stockholders' deficit ...........................         $  8,329          $ 21,275
                                                                                ========          ========

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               --------------------------------     ------------------------------
                                                               FEBRUARY  28,      FEBRUARY  29,     FEBRUARY 28,     FEBRUARY  29,
                                                                   2001              2000             2001              2000
                                                               -------------      -------------     ------------     -------------
OPERATING REVENUES ......................................         $ 4,560          $  3,790          $ 12,740          $ 13,922

COSTS AND EXPENSES:
  Healthcare operating expenses .........................           3,653             3,824            10,478            12,444
  General and administrative expenses ...................             930             1,767             2,811             5,744
  Restructuring expenses ................................              --               884                --               884
  Depreciation and amortization .........................             168               181               509               611
  Recovery of doubtful accounts .........................             (41)              (76)              (82)             (575)
                                                                  -------          --------          --------          --------
                                                                    4,710             6,580            13,716            19,108
                                                                  -------          --------          --------          --------


OPERATING LOSS BEFORE ITEMS SHOWN BELOW .................            (150)           (2,790)             (976)           (5,186)

OTHER INCOME (EXPENSE):

   Loss in connection with prepayment of note receivable.              --                --              (496)               --
   Asset write-down/write-off ...........................              --               (10)               --               (10)
   Reduction in accrued interest expense ................              --                --               290                --
   Interest income ......................................              37                90               130               326
   Interest expense .....................................             (43)              (79)             (164)             (267)
   Gain on sale of assets ...............................              --                 2                --                 8
   Loss on sale of assets ...............................              --                --                --                (1)
   Other non-operating income ...........................             230                --               230                51
                                                                  -------          --------          --------          --------
INCOME (LOSS) BEFORE INCOME TAXES .......................              74            (2,787)             (986)           (5,079)
Income tax expense ......................................               9                --                30                 2
                                                                  -------          --------          --------          --------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS ...         $    65          $ (2,787)         $ (1,016)         $ (5,081)
                                                                  =======          ========          ========          ========

BASIC AND DILUTED EARNINGS PER SHARE:
Net income (loss) .......................................         $  0.02          $  (0.73)         $  (0.27)         $  (1.33)
                                                                  =======          ========          ========          ========



                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           NINE MONTHS ENDED
                                                                                     ------------------------------
                                                                                     FEBRUARY 28,      FEBRUARY 29,
                                                                                         2001              2000
                                                                                     ------------      ------------
                                                                                          (Amounts in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ..................................................................         $ (1,016)         $(5,081)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

   Depreciation and amortization ..........................................              509              611
   Compensation expense - stock options issued ............................               11               --
   Loss in connection with prepayment of note receivable ..................              496               --
   Gain on sale of assets .................................................               --               (8)
   Loss on sale of assets .................................................               --                1
   Reduction in accrued interest expense ..................................             (290)              --
   Restructuring expense ..................................................               --              144

    Asset write-down/write-off ............................................               --               10

CHANGES IN ASSETS AND LIABILITIES:

   Accounts receivable ....................................................             (103)             604
   Accounts receivable-pharmacy and laboratory costs ......................           10,469               --
   Other current assets, restricted funds, and other non-current assets ...            1,291              320
   Accounts payable and accrued liabilities ...............................             (768)             (56)
   Accrued claims payable .................................................             (375)          (1,120)
   Accrued pharmacy and laboratory costs payable ..........................          (10,469)              --
   Income taxes payable ...................................................               (5)             (35)
   Other liabilities ......................................................              (35)              13
                                                                                    --------          -------
   NET CASH USED IN OPERATIONS ............................................             (285)          (4,597)
                                                                                    --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net proceeds from sale of property and equipment .......................               --              137
   Payments received on note receivable ...................................              509               19
   Additions to property and equipment ....................................              (26)            (104)
                                                                                    --------          -------
   NET CASH PROVIDED BY INVESTING ACTIVITIES ..............................              483               52
                                                                                    --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of debt ......................................................               --               (2)
                                                                                    --------          -------
   NET CASH USED IN FINANCING ACTIVITIES ..................................               --               (2)
                                                                                    --------          -------
Net increase (decrease) in cash and cash equivalents ......................              198           (4,547)
Cash and cash equivalents at beginning of year ............................            2,518            8,026
                                                                                    --------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................         $  2,716          $ 3,479
                                                                                    ========          =======



                             See accompanying notes.

NOTE 1-- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The consolidated balance sheet as of February 28, 2001, and the related consolidated statements of operations and cash flows for the three and nine months ended February 28, 2001 and February 29, 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended February 28, 2001 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

NOTE 2 -- LIQUIDITY AND CAPITAL RESOURCES

         At February 28, 2001, the Company had unrestricted cash and cash equivalents of $2.7 million. During the nine months ended February 28, 2001, the Company used $0.3 million in operations. Additionally, $0.5 million was provided by its investing activities. The Company reported a net loss of $1.0 million for the nine months ended February 28, 2001, which included the $0.5 million non-operating loss related to the note receivable prepayment arrangement (see
Note 4 - "Notes Receivable"), a $0.3 million reduction in interest expense in connection with a change in estimate specific to one third party liability (see
Note 7, Item 2 - "Commitments and Contingencies"), and $0.4 million of income in connection with two legal settlements. This compares to a net loss of $5.1 million for the nine months ended February 29, 2000. The Company has an accumulated deficit of $63.5 million and total stockholders' deficit of $11.7 million as of February 28, 2001. Additionally, the Company's current assets at February 28, 2001 amounted to approximately $5.9 million and current liabilities were approximately $17.7 million, resulting in a working capital deficiency of approximately $11.8 million. The working capital deficiency referred to above results primarily from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 5 -- "Income Taxes").

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

NOTE 3 -- MAJOR CUSTOMERS/CONTRACTS

         The Company manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The Company is subject to changes in Medicaid and Medicare regulations. As of February 28, 2001, the Company services approximately 800,000 members consisting of approximately 560,000 lives covered through Medicaid and Medicare programs.

(1) During Fiscal 2001, the Company had contracts with Humana Health Plans ("Humana") under which it provided services to members in Florida. Fiscal 2001 operations include $0.7 million of revenue specific to the Humana contracts compared to $4.6 million for the nine months ended February 29, 2000.

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

         The combined revenue from the contracts that were transitioned to HealthEase of Florida, Inc., plus one existing contract that the Company had with this HMO, accounted for 17.9%, or $2.3 million, of the Company's operating revenues during the nine months ended February 29, 2001 compared to 2.3% or $0.3 million, for the nine months ended February 29, 2000.

(2) The Company has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 10.3%, or $1.3 million, and 11.3%, or $1.6 million, of the Company's operating revenue for the nine months ended February 28, 2001 and February 29, 2000, respectively. The Company renewed these contracts for two years, with effective dates of February 8, 2000.

(3) During the nine months ended February 28, 2001, the Company implemented five new contracts to provide behavioral healthcare services to Florida members under contracts with one HMO. For the nine months ended February 28, 2001, these five contracts represented approximately 18.7%, or $2.4 million, of the Company's operating revenue.

NOTE 4 -- NOTES RECEIVABLE

         On August 31, 2000, the Company entered into a prepayment agreement and note modification with Jefferson Hills Corporation ("JHC") in connection with the secured promissory note, which originated out of the sale in Fiscal 2000 of the Company's Aurora, Colorado facility to JHC. The terms of the prepayment agreement required JHC to immediately remit $500,000 to the Company as a prepayment on the note. Additionally, the note was modified to reflect a remaining balance due totaling $170,000 and to require JHC to make monthly principal and interest payments until April 2006. One final principal payment in the amount of approximately $146,000 will be due from JHC in April 2006. As an inducement to JHC to make such prepayment, the Company credited JHC with an aggregate of approximately $996,000. As a result, the Company recorded a non-operating loss during the quarter ended August 31, 2000 of approximately $496,000 in connection with this transaction.

NOTE 5 -- INCOME TAXES

         The Company's provision for income taxes differs from the statutory rate of 34% due, primarily, to the Company's increased valuation allowance for losses generated during the nine months ended February 28, 2001 and 2000.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $6.3 million through February 28, 2001. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

         On July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. The IRS is currently evaluating the Offer. A preliminary meeting with the IRS with respect to the Offer took place in October 2000. The Company expects that continued discussions will take place during the fourth quarter of Fiscal 2001. There can be no assurance that the IRS will accept the Offer.

NOTE 6--  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share:

                                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  -----------------------------     ----------------------------
                                                                  FEBRUARY 28,     FEBRUARY 29,     FEBRUARY  28,   FEBRUARY 29,
                                                                     2001             2000             2001             2000
                                                                  ------------     ------------     -------------   ------------
                                                                          (Amounts in thousands, except per share data)
NUMERATOR:
Net income (loss) from operations available to common
stockholders ................................................     $         65     $     (2,787)     $     (1,016)     $(5,081)
                                                                  ============     ============      ============      =======

DENOMINATOR:
Denominator for basic and diluted loss per share - adjusted
weighted average shares .....................................            3,818            3,818             3,818        3,818
                                                                  ============     ============      ============      =======

BASIC AND DILUTED EARNINGS PER SHARE:
Net income (loss) ...........................................     $       0.02     $      (0.73)     $      (0.27)     $ (1.33)
                                                                  ============     ============      ============      =======


The following number of potentially convertible shares of common stock related to convertible debentures and stock options, all of which are anti-dilutive for the purposes of computing diluted earnings per share, are as follows at February 28, 2001:

         For conversion of convertible debentures .........         9,044
         Outstanding stock options ........................       889,825
         Possible future issuance under stock options plans       212,884
                                                                ---------
             Total ........................................     1,111,753
                                                                =========

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

(1) During the fiscal year ended May 31, 2000, the Company renewed one contract, which included a requirement that the Company maintains a $550,000 performance bond throughout the two-year renewal term of the contract. This bond was secured by a $150,000 cash deposit, which is included in the non-current, restricted cash balance at February 28, 2001. The original term of the bond was for one year and the bond is automatically renewable as long as the contract remains in force.

(2) On February 19, 2000, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26,1999.

         During the quarter ended November 30, 2000, the Company lowered its estimate by approximately $0.3 million specific to interest charges that were previously accrued in connection with this liability. This change in estimate was based on information provided to the Company by the California Department of Health Services. As of February 28, 2001, the Company has approximately $1.0 million accrued relating to this matter.

         On March 29, 2001, the Company submitted an offer to the State of California to resolve this liability at a substantially reduced amount. There can be no assurance that the State of California will accept this offer.

(3) With respect to the contingency related to prior years' income taxes, see Note 5, "Income Taxes".

(4) Though no formal claim or litigation had been instituted, the Company had previously reported a pending dispute with Humana Health Plans of Puerto Rico, Inc. ("Humana") related to the Company's contract with Humana, which expired on March 31, 1999. Effective February 8, 2001, the Company reached an agreement with Humana to resolve all outstanding legal matters with Humana with no material, adverse impact on the Company's financial position.

         As a result of the resolution to this claim, the Company has removed the $10.5 million receivable and related accrued claims payable from the accompanying balance sheet as of February 28, 2001. These amounts were specific to the pharmacy and laboratory costs that were the financial responsibility of the Company, but were administered by Humana. Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company had previously reported a 100% loss ratio for the contract.

         Additionally, as a result of the resolution to this claim, Humana released approximately $1.0 million to the Company, which was previously restricted in accordance with the terms of the contract that terminated March 31, 1999. As such, the February 28, 2001 balance sheet reflects the reclassification of approximately $1.0 million from restricted cash to cash and cash equivalents.

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

GENERAL

RESULTS OF OPERATIONS

         The Company reported a net loss of $1.0 million for the nine months ended February 28, 2001, which included the $0.5 million non-operating loss related to the note receivable prepayment arrangement (see Note 4 to the consolidated financial statements - "Notes Receivable"), a $0.3 million reduction in interest expense in connection with a change in estimate specific to one third party liability (see Note 7, Item 2 to the consolidated financial statements - "Commitments and Contingencies"), and $0.4 million of income in connection with two legal settlements.

         The following table summarizes the Company's financial data for the three months ended February 28, 2001 and February 29, 2000 (in thousands):

THE THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 2000:


                                                           CORPORATE AND
THREE MONTHS ENDED                                             OTHER          CONSOLIDATED
FEBRUARY 28, 2001                         MANAGED CARE       OPERATIONS        OPERATIONS
------------------                      ----------------  ---------------  ------------------
Operating revenues ............            $4,463            $    97             $ 4,560

Healthcare operating expenses .             3,556                 97               3,653
General/administrative expenses               581                349                 930
Other operating expenses ......               151                (24)                127
                                           ------            -------             -------
                                            4,288                422               4,710
                                           ------            -------             -------
Operating income (loss) .......            $  175            $  (325)            $  (150)
                                           ======            =======             =======



                                                           CORPORATE AND
THREE MONTHS ENDED                                             OTHER          CONSOLIDATED
FEBRUARY 29, 2000                         MANAGED CARE       OPERATIONS        OPERATIONS
--------------------                    ----------------  ---------------  ------------------
Operating revenues ............            $ 3,645             $   145             $ 3,790

Healthcare operating expenses .              3,677                 147               3,824
General/administrative expenses              1,061                 706               1,767

Restructuring expenses ........                 (9)                893                 884
Other operating expenses ......                123                 (18)                105
                                           -------             -------             -------
                                             4,852               1,728               6,580
                                           -------             -------             -------
Operating loss ................            $(1,207)            $(1,583)            $(2,790)
                                           =======             =======             =======


         The Company reported an operating loss of approximately $0.2 million for the quarter ended February 28, 2001. Operating revenues increased by $0.8 million, or 20.3%, for the quarter ended February 28, 2001 compared to the quarter ended February 29, 2000. This increase is attributable to the new business added during Fiscal 2001.

         Healthcare operating expenses decreased by approximately $0.2 million, or 4.5%, for the quarter ended February 28, 2001 as compared to the quarter ended February 29, 2000. Healthcare operating expense as a percentage of net revenue for managed care operations decreased from 100.9% for the quarter ended February 29, 2000 to 80.1% for the quarter ended February 28, 2001. This decrease is attributable to $0.2 million of claims expense recorded in Fiscal

2000 specific to the Puerto Rico contract, which terminated in Fiscal 1999. Additionally, the benefit from the Company's restructuring efforts was not fully realized until after the centralization project was completed in February 2000. This restructuring included the centralization of certain contract management and clinical functions as well as a reduction in costs to manage the company's healthcare information systems. Efforts are being made to increase revenues during Fiscal 2001 without adding significantly to our healthcare operating costs.

         General and administrative expenses decreased by approximately $0.8 million, or 47.4%, for the quarter ended February 28, 2001 as compared to the quarter ended February 29, 2000. General and administrative expense as a percentage of revenue decreased from 46.6% for the quarter ended February 29, 2000 to 20.4% for the quarter ended February 28, 2001. This decrease is attributable to the significant cost reductions that were initiated following the loss of two major, managed care contracts in Fiscal 2000. The Company is continuing efforts to reduce its general and administrative costs. These efforts have included the relocation in March 2001 of the Company's principal business and executive offices.

         The following table summarizes the Company's financial data for the nine months ended February 28, 2001 and February 29, 2000 (in thousands):

THE NINE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 29, 2000:


                                                           CORPORATE AND
NINE MONTHS ENDED                                              OTHER          CONSOLIDATED
FEBRUARY 28, 2001                         MANAGED CARE       OPERATIONS        OPERATIONS
-----------------                        ----------------  ---------------  ------------------
Operating revenues ............            $12,418            $    322             $ 12,740

Healthcare operating expenses .             10,156                 322               10,478
General/administrative expenses              1,760               1,051                2,811
Other operating expenses ......                480                 (53)                 427
                                           -------            --------             --------
                                            12,396               1,320               13,716
                                           -------            --------             --------
Operating income (loss) .......            $    22            $ ( 998)             $   (976)
                                           =======            ========             ========




                                                          CORPORATE AND
NINE MONTHS ENDED                                             OTHER          CONSOLIDATED
FEBRUARY 29, 2000                        MANAGED CARE       OPERATIONS        OPERATIONS
------------------                      ----------------  ---------------  ------------------
Operating revenues ............            $ 13,431             $    491             $ 13,922

Healthcare operating expenses .              11,971                  473               12,444
General/administrative expenses               3,682                2,062                5,744

Restructuring expenses ........                  (9)                 893                  884
Other operating expenses ......                 206                 (170)                  36
                                           --------             --------             --------
                                             15,850                3,258               19,108
                                           --------             --------             --------
Operating loss ................            $ (2,419)            $ (2,767)            $ (5,186)
                                           ========             ========             ========

         The Company reported an operating loss of approximately $1.0 million for the nine months ended February 28, 2001. Additionally, operating revenues decreased by $1.2 million, or 8.5%, for the nine months ended February 28, 2001 compared to the nine months ended February 29, 2000. This decrease is attributable to the loss of two major, managed care contracts during the third quarter of Fiscal 2000, which accounted for $2.2 million of operating revenues during the nine months ended February 29, 2000, offset by a $1.0 million increase in operating revenue from new business added during Fiscal 2001.

         Healthcare operating expenses decreased by approximately $2.0 million, or 15.8%, for the nine months ended February 28, 2001 as compared to the nine months ended February 29, 2000. This decrease is primarily attributable to the loss of revenues specific to two major contracts that terminated during Fiscal 2000. Healthcare operating expense as a percentage of net revenue for managed care operations decreased from 89.4% for the nine months ended February 29, 2000 to 82.2% for the nine months ended February 28, 2001. Efforts are being made to further increase revenues during Fiscal 2001 without adding significantly to our healthcare operating costs.

         General and administrative expenses decreased by approximately $2.9 million, or 51.1%, for the nine months ended February 28, 2001 as compared to the nine months ended February 29, 2000. General and administrative expense as a percentage of revenue decreased from 41.3% for the nine months ended February 29, 2000 to 22.1% for the nine months ended February 28, 2001. This decrease is attributable to the significant cost reductions that were initiated following the loss of two major, managed care contracts in Fiscal 2000. The Company is continuing efforts to reduce its general and administrative costs.

         Other operating expenses increased by $0.4 million for the nine months ended February 28, 2001 compared to the nine months ended February 29, 2000. This increase is attributable to $0.2 million of bad debt recoveries in the nine months ended February 29, 2000 specific to the Puerto Rico contract performance guarantees. Additionally, results for the nine months ended February 29, 2000 included $0.1 million of bad debt recoveries specific to the discontinued operations and $0.1 million of bad debt recoveries specific to one existing managed care contract.

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

CONCENTRATION OF RISK

         The Company currently has nine contracts with three HMOs to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Florida and Texas. These combined contracts represent approximately 51.0% and 16.2% of the Company's operating revenue for the nine months ended February 28, 2001 and 2000, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party.

UNCERTAINTY OF FUTURE PROFITABILITY

         As of February 28, 2001, the Company had stockholders' deficit of $11.7 million and a working capital deficiency of approximately $11.8 million. The Company had a net loss for the nine months ended February 28, 2001 of $1.0 million. There can be no assurance that the Company will be able to achieve and sustain profitability or that the Company can achieve and maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         During prior fiscal years, a principal source of liquidity has been the private sale of equity securities and debt securities convertible into equity. Issuance of additional equity securities by the Company could result in substantial dilution to stockholders.

         The Company may be required to repay a portion of the tax refunds received from the Internal Revenue Service for Fiscal 1996 and 1995, which amounted to $9.4 million and $5.4 million, respectively (see "Taxes" below and Note 5 to the consolidated financial statements - "Income Taxes"). Further, the Company may be required to repay some amount to Medi-Cal in connection with the judgment entered on February 26, 1999, which is more fully described under Part II - Item 2, Legal Proceedings, below.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $6.3 million through February 28, 2001. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

         On July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. The IRS is currently evaluating the Offer. A preliminary meeting with the IRS with respect to the Offer took place in October 2000. The Company expects that further discussions will take place during the fourth quarter of Fiscal 2001. There can be no assurance that the IRS will accept the Offer.

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

SHARES ELIGIBLE FOR FUTURE SALE

         The Company has issued or committed to issue 9,000 shares related to the 7 1/2% convertible subordinated debentures due April 15, 2010, and options or other rights to purchase approximately 1,094,000 shares. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in public or private transactions for use in fulfilling its future capital needs (see "Need for Additional Funds; Uncertainty of Future Funding"). Issuance of additional equity could adversely affect the trading price of the Company's Common Stock.

ANTI-TAKEOVER PROVISIONS

         The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of February 28, 2001, there are no outstanding shares of Preferred Stock. The Company's Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company's Common Stock includes one right on the terms and subject to the conditions of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

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

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

(1) Though no formal claim or litigation had been instituted, the Company had previously reported a pending dispute with Humana Health Plans of Puerto Rico, Inc. ("Humana") related to the Company's contract with Humana, which expired on March 31, 1999. Effective February 8, 2001, the Company reached an agreement with Humana to resolve all outstanding legal matters with Humana with no material, adverse impact on the Company's financial position.

     As a result of the resolution to this claim, the Company has removed the $10.5 million receivable and related accrued claims payable from the accompanying balance sheet as of February 28, 2001. These amounts were specific to the pharmacy and laboratory costs that were the financial responsibility of the Company, but were administered by Humana. Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company had previously reported a 100% loss ratio for the contract to date.

     Additionally, as a result of the resolution to this claim, Humana released approximately $1.0 million to the Company, which was previously restricted in accordance with the terms of the contract that terminated March 31, 1999. As such, the February 28, 2001 balance sheet reflects the reclassification of approximately $1.0 million from restricted cash to cash and cash equivalents.

(2)  On February 19, 2000, the California Superior Court denied the
     Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation ("MIRL") to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. The Company owned this facility until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26,1999.

     During the quarter ended November 30, 2000, the Company lowered its estimate by approximately $0.3 million specific to interest charges that were previously accrued in connection with this liability. This change in estimate was based on recent information provided to the Company by the California Department of Health Services. As of February 28, 2001, the Company has approximately $1.0 million accrued relating to this matter.

     On March 29, 2001, the Company submitted an offer to the State of California to resolve this liability at a substantially reduced amount. There can be no assurance that the State of California will accept this offer.

(3) In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed a tentative refund claim to carry back losses described in Section 172(f) of the IRC, requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under
     Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

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

     On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $6.3 million through February 28, 2001. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

     On July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. The IRS is currently evaluating the Offer. A preliminary meeting with the IRS with respect to the Offer took place in October 2000. The Company expects to continue its discussions during the fourth quarter of Fiscal 2001. There can be no assurance that the IRS will accept the Offer.

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - None.
(b)      Reports on Form 8-K -

         1) The Company filed a current report on Form 8-K, dated December 15, 2000, to report under Item 5 the results of its Annual Meeting of Stockholders which included the election of one Class I Director to the Company's Board of Directors.

         2) The Company filed a current report on Form 8-K, dated March 2, 2001, to report under Item 5 that the Company's principal operating subsidiary, Comprehensive Behavioral Care, Inc. ("CBC") had been selected by one HMO to manage behavioral healthcare benefits for its Connecticut members.

                  Additionally, the Company reported that on February 2, 2001, CBC entered into a new, five-year lease agreement for premises located at 200 South Hoover Blvd., Suite 200, Tampa, Florida 33609 and that these new premises would be occupied by both CBC and the Company and will serve as the principal business and executive offices of both CBC and the Company.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COMPREHENSIVE CARE CORPORATION




April  13, 2001                By /s/   ROBERT J. LANDIS
                                  --------------------------------
                                        Robert J. Landis
                                        Chairman of the Board of Directors,
                                        Chief Financial Officer, and Treasurer