Form 10-K405
period 2001-05-31
COMPREHENSIVE CARE CORP
filed 2001-08-24
CIK 22872

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended MAY 31, 2001 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to __________

         COMMISSION FILE NUMBER 1-9927

                         COMPREHENSIVE CARE CORPORATION
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                           95-2594724
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

200 SOUTH HOOVER BLVD., SUITE 200
         TAMPA, FLORIDA                                        33609
(Address of principal executive offices)                     (Zip Code)

                                 (813) 288-4808
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Title of each class                                     Name of each exchange on which registered
-------------------                                     -----------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                       OVER THE COUNTER BULLETIN BOARD
COMMON SHARE PURCHASE RIGHTS                                 OVER THE COUNTER BULLETIN BOARD
7 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2010                   OVER-THE-COUNTER

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant at August 17, 2001, was $1,740,286 based on the average bid and ask price of the Common Stock on August 17, 2001, as reported on the Over The Counter Bulletin Board.

         At August 17, 2001, the Registrant had 3,867,303 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference to the Registrant's definitive proxy statement for the Registrants 2001 annual meeting of stockholders, which is presently scheduled to be held on November 2, 2001. The definitive proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended May 31, 2001.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                     PART I

ITEM 1.  BUSINESS

ORGANIZATIONAL HISTORY

         Comprehensive Care Corporation(R) (the "Company") is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the Company include the Company's principal operating subsidiary, Comprehensive Behavioral Care, Inc.(SM) (1) ("CompCare"(SM) (2) or "CBC") and subsidiary corporations.

         The Company has provided managed behavioral healthcare services and products since its acquisition of AccessCare, Inc. in December 1992. On August 1, 1995, the Company renamed this subsidiary to Comprehensive Behavioral Care, Inc.(SM). In addition to its managed care products, CompCare provides contract behavioral healthcare services through its subsidiary, Comprehensive Care Integration, Inc. The Company's chief focus is its managed care business.

As of May 31, 2001, the Company had the following active subsidiaries:


     Wholly-owned subsidiaries of Comprehensive Care Corporation              State of Incorporation
                                                                              ----------------------
     Comprehensive Behavioral Care, Inc.                                             Nevada

     Wholly-owned subsidiaries of Comprehensive Behavioral Care, Inc.:

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

     Affiliates sponsored by Comprehensive Behavioral Care, Inc.:

     Comprehensive Provider Networks of Texas, Inc.                                  Texas

RECENT DEVELOPMENTS

- During March 2001, the Company implemented a major contract to provide behavioral healthcare benefits to members in Connecticut. During Fiscal 2001, the Company successfully implemented two major contracts, including the Connecticut contract, with only minimal increases in staff and other operating expenses.

- In January 2001, the Company announced that its behavioral healthcare subsidiary, Comprehensive Behavioral Care, Inc. - Southeast Region ("CompCare") was awarded a Full Accreditation from the National Committee for Quality Assurance ("NCQA") for its HMO Commercial, HMO Medicaid, HMO Medicare and ASO Commercial product lines under NCQA's standards for managed behavioral healthcare organizations ("MBHOs"). Full Accreditation is granted for a period of three years to those plans that have excellent programs for continuous quality improvement and that meet NCQA's rigorous standards. This Full Accreditation award extends the NCQA accreditation to July 2002.

- During Fiscal 2001, the Company resolved various legal matters that were pending at May 31, 2000, including all legal matters with Humana that were resolved effective February 8, 2001, with no material, adverse impact on the Company's financial position.

---------------
(1) Comprehensive Behavioral Care, Inc. is a registered service mark of the Company.

(2) CompCare is a registered service mark of Comprehensive Behavioral Care, Inc.

OPERATIONAL OVERVIEW

        For the fiscal year ended May 31, 2001, the Company reported a net loss of approximately $1.1 million, which included the $0.5 million non-operating loss related to the note receivable prepayment arrangement (see Note 9 - "Notes Receivable"), $0.4 million of income in connection with two legal settlements, a $0.3 million reduction in interest expense in connection with a change in estimate specific to one third party liability (see Note 17, Item 2 - "Commitments and Contingencies"), a $0.3 million bad debt recovery specific to one contract that terminated in 1999, and $0.1 million of non-operating income specific to proceeds received from one insurance settlement in which the Company was a claimant. This compares to the Fiscal 2000 net loss of $5.8 million, which is primarily attributable to the loss of two major contracts during the fourth quarter of Fiscal 1999 and two major contracts during the third quarter of Fiscal 2000. Additionally, the Fiscal 2000 loss included approximately $0.9 million of restructuring expenses in connection with the elimination of the Company's California office and affiliated employees, approximately $0.6 million of increased marketing and other costs specific to the Company's efforts to regain business, approximately $0.1 million of operating costs incurred to manage the Company's Year 2000 readiness program, and approximately $0.1 million of costs in connection with the NCQA accreditation. These expenses were offset in part by $0.3 million of revenue related to favorable cost report settlements finalized during Fiscal 2000 and $0.2 million of non-operating gains recognized during Fiscal 2000, primarily related to property tax refunds received specific to assets disposed of during Fiscal 1999 or earlier.

        Stockholders' deficit increased to $11.8 million in Fiscal 2001 from $10.7 million as of May 31, 2000. Cash and cash equivalents increased to $2.9 million as of May 31, 2001 from $2.5 million as of May 31, 2000.

BUSINESS GENERAL

        The Company manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The services provided by the Company are delivered through management service agreements, administrative service agreements, and capitated contracts. Under capitated contracts, the primary payer of healthcare services pre-pays a fixed, per member per month ("PMPM") fee for covered psychiatric and substance abuse services to the Company regardless of actual member utilization. Current services include a broad spectrum of inpatient and outpatient mental health and substance abuse therapy, counseling, and supportive interventions. Programs are contracted through inpatient facilities as well as through experienced outpatient practitioners.

        The Company currently provides behavioral healthcare services to recipients in seven states, primarily through subcontracts with HMOs. The programs and services currently offered by the Company include fully integrated, capitated behavioral healthcare services, Employee Assistance Programs (EAPs), case management/utilization review services, administrative services management
(ASOs), provider sponsored health plan development, preferred provider network development, management and physician advisor reviews, and overall care management services. The Company also manages behavioral healthcare services in correctional settings or for parolees and probationers in Idaho. Fully integrated capitated lives totaled approximately 560,000 and 370,000 at May 31, 2001 and 2000, respectively. ASO lives were approximately 295,000 and 185,000 at May 31, 2001 and 2000, respectively. EAP lives were approximately 2,000 and 60,000 at May 31, 2001 and 2000, respectively. The Company manages its clinical service programs using proven treatment technologies and trains its providers to use effective, science-based treatment.

          The Company's objective is to keep members healthy and to manage its costs through measures such as the monitoring of hospital inpatient admissions and the review of authorizations for various types of outpatient therapy. The goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.

SOURCES OF REVENUE

        The Company provides managed behavioral healthcare and substance abuse services to recipients primarily through subcontracts with HMOs. Generally, the Company receives a negotiated amount on a PMPM or capitated basis in exchange for providing these services. The Company then contracts directly with providers who receive a pre-determined fee-for-service rate or case rate. Alternatively, the Company may contract with an integrated provider company on a sub-capitated basis. Behavioral healthcare providers include psychiatrists, clinical

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

psychologists, and other licensed healthcare professionals. Under full-risk capitation arrangements, the Company is responsible for the development and management of service networks, including physicians, therapists and hospitalization services and all claims are managed and paid by the Company. In cases where the Company has made sub-capitation arrangements, the outside company manages service delivery through a Company approved and credentialed network that is guided by stringent quality standards.

DELIVERY OF HEALTHCARE SERVICES

        Members are usually directed to the Company by their employer, HMO, or physician and, if deemed appropriate, receive an initial authorization for an assessment. Based upon the initial assessment, a treatment plan is established for the member. The Company attempts to control its healthcare expense risk by entering into contractual relationships with healthcare providers, including hospitals, physician groups and other managed care organizations, either on a sub-capitated, discounted fee-for-service, or per-case basis. During Fiscal 2001, the Company provided services under capitated arrangements for commercial, Medicare, Medicaid, and Children's Health Insurance Program patients in Florida and Texas, commercial and Medicaid patients in Michigan, Medicaid patients in Connecticut, and commercial patients in California, Georgia, Idaho, Kentucky and Ohio.

         The new business in Fiscal 2001 included ASO, commercial, Medicaid, Medicare, and Children's Health Insurance Program contracts in Florida, a Medicaid contract in Connecticut, and Medicaid and Children's Health Insurance Program contracts in Texas. The Company performs periodic reviews of its current contracts with payers and may amend or review the terms of unprofitable contracts.

OVERVIEW OF BEHAVIORAL HEALTHCARE INDUSTRY

         Behavioral healthcare involves the treatment of a variety of behavioral health conditions such as emotional and mental health problems, substance abuse, and other personal concerns that require outpatient and inpatient therapy. There is a growing emphasis on the correlation between physical and mental illness and the complexity of these conditions has required expanded services to address social issues that exacerbate illness. As new psychotropic medications have become available, HMOs have expressed to MBHOs their interest in the expansion of pharmacy management.

          In response to escalating costs, behavioral healthcare companies, such as CompCare, have expanded their focus on shaping provider networks to enhance quality through efficient and cost-effective service. As a result of the transition to managed behavioral healthcare, occupancy rates, average length of stay, and the number of episodes of care for inpatient facilities have declined, while outpatient treatment and alternative care services have increased.

GROWTH STRATEGY

         The Company's objective is to expand its presence in both existing and new managed behavioral healthcare markets by obtaining new contracts with HMOs, corporations, government agencies, and other payers through its reputation of providing quality managed behavioral healthcare services with the most cost-effective use of healthcare resources. New products for existing and potential clients include preferred provider organization management, psychotropic pharmacy benefit management, and administrative service capacity management for public systems.

         CompCare has developed its behavioral corrections program and is currently under contract with the state of Idaho to provide behavioral healthcare services to inmates and parolees. In addition to the full range of behavioral corrections healthcare services in the state of Idaho, CompCare is now providing services in Michigan under contract with the Department of Corrections ("DOC"). The Michigan DOC contract has provided a unique opportunity for the Company to apply managed care principles to the management of residential beds. The Company believes that the privatization of corrections healthcare services will continue to provide opportunities for the Company to expand the number and scope of its contracts with state and federal correctional facilities. Additionally, the Company is developing products that will bring its core competencies to new market areas such as behavioral pharmacy management and preferred provider organization product management for HMOs and self-insured employers, juvenile justice behavioral health, and public school systems.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPETITION

         The behavioral healthcare industry is highly competitive, with approximately two dozen managed behavioral healthcare companies providing service for an estimated 158 million lives in the United States. Additionally, there are numerous local and regional group practices, community mental health centers and behavioral healthcare hospitals that manage behavioral healthcare on behalf of HMOs, PPOs and local governments. In the last several years, most markets have seen greater migration to fully capitated HMO products, which is the Company's primary niche.

                              GOVERNMENT REGULATION

REGULATORY MONITORING AND COMPLIANCE

         The Company is subject to extensive and evolving state and federal regulations as well as changes in Medicaid and Medicare reimbursement. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably among states. As a result, the Company may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services. Currently, management cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on further operations to the extent that they are not able to be recouped in future managed care contracts.

         As of May 31, 2001, the Company managed approximately 588,000 lives in connection with behavioral and substance abuse services covered through Medicaid in Connecticut, Florida, Michigan and Texas. In addition, the Company manages approximately 6,000 lives covered through Medicare in Florida. Any changes in Medicaid and Medicare reimbursement could ultimately effect the Company through contract bidding and cost structures with the HMOs first impacted by such changes. At this time, the Company is unable to predict what effect, if any, changes in Medicaid and Medicare legislation may have on its business.

         The Company is licensed in one state to operate as a Limited Health Service Organization and is required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves, or net worth.

         The Company holds licenses or certificates to perform utilization review and third party administrator ("TPA") services in certain states. Certain of the services provided by the Company's managed behavioral healthcare subsidiaries may be subject to such licensing requirements in other states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that the Company will qualify to obtain such licenses.

         In many states, entities that assume risk under contract with licensed insurance companies or HMOs have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licensure as either an insurer or HMO in certain states.

         The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of transmitted information. Entities subject to HIPAA include all healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company will incur costs to insure the adequacy and security of its healthcare information system and communication networks. Additionally, the Company may incur costs to implement the specific transaction codes required by HIPAA for claims, payment, enrollment, eligibility, or to become compliant with security and privacy rules, which may be more stringent for providers of certain behavioral healthcare services. The expected timetable to be compliant is currently October 2002 for transaction code changes and April 2003 for compliance with the privacy rules. The Company is currently evaluating its systems and policies that are impacted by HIPAA. While these efforts will be ongoing, the Company expects to meet all compliance rules and timetables with respect to HIPAA regulations. Failure to do so may result in penalties and have a material adverse effect on the Company's ability to retain its customers or to gain new business.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                  ACCREDITATION

         To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, the National Committee on Quality Assurance, ("NCQA") has developed an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators, and consumers. The Standards for Accreditation of Managed Behavioral Healthcare Organizations used by NCQA reviewers to evaluate a managed behavioral healthcare organization address the following areas: quality improvement; utilization management; credentialing; members' rights and responsibilities; preventative care guidelines; and medical records. These standards validate that a managed behavioral healthcare organization is founded on principles of quality and is continuously improving the clinical care and services it provides. In 2001, NCQA introduced these standards to health plan accreditations and now requires more behavioral healthcare expertise to maintain accreditation status. NCQA also utilizes Health Plan Employer Data and Information Set ("HEDIS"), which is a core set of performance measurements developed to respond to complex but clearly defined employer needs as standards for patient care and customer satisfaction. CompCare's Southeast Region operation was awarded NCQA accreditation in August 2000 and Full Accreditation in January 2001. Full Accreditation is granted for a period of three years to those plans that have excellent programs for continuous quality improvement and that meet NCQA's rigorous standards. This Full Accreditation award extends the NCQA accreditation to July 2002.

         The Company believes its NCQA accreditation to be beneficial to its clients and their members that are served by the Company. Additionally, NCQA accreditation may be an important consideration to prospective clients of the Company.

                          ADMINISTRATION AND EMPLOYEES

         The Company's executive and administrative offices are located in Tampa, Florida, where management maintains operations, business development, accounting, reporting and information systems, and provider and member service functions. The Company currently employs a total of 110 full-time and part-time employees.

                         MANAGEMENT INFORMATION SYSTEMS

         The Company utilizes a fully integrated information system designed as a complete managed care, three-tier application. The system, known as Nichols TXEN ("TXEN"), was developed by Nichols Research, and the Company is a licensed user of the TXEN system.

         All locations are strategically connected to the Company's frame relay telecommunications network, allowing automated call-path routing to overlap coverage for peak call times. Electronic access is provided and encouraged between the Company and all provider groups wishing to participate in e-mail, electronic billing, and electronic forms. Major care management functions such as assessment information, service plans, initial authorizations, extension requests, termination summaries, appeals, credentialing, billing, and claim/encounter processing are backed by decision aids to correctly adjudicate patient-specific transactions. The Company views the TXEN system to be adequate for its current and future needs.

                               MARKETING AND SALES

         The Company's business development staff is responsible for generating new sales leads and for preparing proposals and responses to formal commercial and public sector Requests for Proposals ("RFPs"). The Company's marketing initiatives are managed by the Chief Executive Officer. Regional and administrative sales personnel strengthen the Company's marketing efforts by providing a local presence and accountability. Sales expectations are integrated into the performance requirements for executive staff and local sales personnel.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                        EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

      NAME                AGE                                POSITION
      ----                ---                                --------

Mary Jane Johnson          51      President(1)(2), Chief Executive Officer(1)(2), and Director(1)(2)

Robert J. Landis           42      Chairman of the Board of Directors(1)(2),
                                   Chief Financial Officer(1)(2), and Treasurer(1)(2)

Cathy J. Welch             41      Secretary(1)(2), Vice President of Finance/Controller(1)(2)

Thomas Clay                53      Senior Vice President of Clinical Operations(2)

---------------
(1)      Comprehensive Care Corporation.

(2)      Comprehensive Behavioral Care, Inc. (Principal subsidiary of the
         Company).

         MARY JANE JOHNSON, RN, MBA, age 51. Ms. Johnson has served as President and Chief Executive Officer since January 2000. Beginning in April 1999, Ms. Johnson is a Class I director whose term expires at the 2003 Annual Meeting. Since joining the Company in August 1996, Ms. Johnson has also served as Chief Operating Officer of Comprehensive Care Corporation, an appointment that was effective July 1999, and as Chief Executive Officer for the Company's principal subsidiary, Comprehensive Behavioral Care, Inc., since August 1998. Ms. Johnson served as Executive Director for Merit Behavioral Care from 1993 to 1996. Ms. Johnson, a Registered Professional Nurse, has a Bachelors Degree in Nursing from the State University of New York and a Masters Degree in Business Administration from Adelphi University.

         ROBERT J. LANDIS, CPA, MBA, age 42. Mr. Landis has served as Chairman of the Board of Directors since January 2000 and as Chief Financial Officer and Treasurer since July 1998. Beginning in April 1999, Mr. Landis is a Class III director whose term expires at the 2001 Annual Meeting. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization, from November 1988 to July 1998. Mr. Landis, a Certified Public Accountant, received a Bachelors Degree in Business Administration from the University of Southern California and a Masters Degree in Business Administration from California State University at Northridge.

         CATHY J. WELCH, CPA, age 41. Ms. Welch has been employed by the Company since February 1998 and has served as Controller since February 1999. Ms. Welch has served as Corporate Secretary since her appointment on January 14, 2000. Beginning on July 12, 1999, Ms. Welch is the Vice President of Finance and Controller. Prior to her employment with the Company, Ms. Welch served in a variety of financial management positions, beginning in November 1993 through June 1997, for the Columbia/HCA hospitals in Florida. Ms. Welch, a Certified Public Accountant, received a Bachelor of Arts Degree in Business Administration from the University of South Florida.

         THOMAS CLAY, MSW, age 53. Mr. Clay has been employed by the Company since December 1999 and has served as Senior Vice President of Clinical Operations since October 2, 2000. During 1997, until joining the Company, Mr. Clay worked as a behavioral healthcare consultant specializing in adapting managed care technology to public sector services for providers and behavioral healthcare organizations. From January 1991 through July 1997, Mr. Clay served in a variety of executive positions for Tarrant County Mental Health Mental Retardation Services in Fort Worth, Texas. Mr. Clay received a Master of Social Work degree from Tulane University and a Bachelor of Arts Degree in Psychology from the University of Texas at Austin.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 2.  PROPERTIES

         The Company does not currently own any real property. The following table sets forth certain information regarding the properties leased by the Company at May 31, 2001. All leases are triple net leases, under which the Company bears all costs of operations, including insurance, taxes, and utilities.

                                                                                  MONTHLY
                                                                      LEASE       RENTAL
                         NAME AND LOCATION                           EXPIRES   (IN DOLLARS)
                         -----------------                           -------   ------------

CORPORATE HEADQUARTERS, REGIONAL, ADMINISTRATIVE,
AND OTHER OFFICES
   Tampa, Florida, Corporate Headquarters and Southeastern
           Regional offices.......................................     2006      $21,509

   Grand Prairie, Texas...........................................     2001        6,474
   Bloomfield Hills, Michigan.....................................     2004        8,378
   Comprehensive Care Integration, Inc., Boise, Idaho.............     2002      $ 2,681

ITEM 3.  LEGAL PROCEEDINGS

(1) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. The Company owned this facility until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999.

         During the quarter ended November 30, 2000, the Company lowered its estimate by approximately $0.3 million specific to interest charges that were previously accrued in connection with this liability. This change in estimate was based on recent information provided to the Company by the California Department of Health Services. As of May 31, 2001, the Company has approximately $1.0 million accrued relating to this matter.

         In March 2001, the Company submitted an offer to the State of California to resolve this liability at a substantially reduced amount. On April 23, 2001, the Company received a letter, dated April 11, 2001, from the State of California advising the company that its proposed settlement offer was not accepted and, additionally, requesting payment of approximately $0.8 million. The Company is contemplating a second settlement offer. There can be no assurance that the Sate of California will give consideration to such offer or agree to alternate terms.

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

         During fiscal years 1997 and 1996, the Company recognized a portion of the refunds received as a tax benefit of $0.3 million and $2.4 million, respectively. The balance of the refunds received, $12.1 million, is recorded as a deferred liability, "Unbenefitted tax refunds received" pending resolution by the Internal Revenue Service ("IRS") of the appropriateness of the Section 172(f) carryback. The additional refunds requested under Section 172(f) for prior years of $7.7 million have not been received, nor has the Company recognized any tax benefit related to these potential refunds.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $6.7 million through May 31, 2001. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

         On July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. The IRS is currently evaluating the Offer. A preliminary meeting with the IRS with respect to the Offer took place in October 2000 and, subsequent to this meeting, the Company has provided additional documents to the IRS. The Company has continued its discussions with the IRS during the first quarter of Fiscal 2002 and expects to continue such discussions during the second quarter of Fiscal 2002. There can be no assurance that the IRS will accept the Offer.

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                    PART II.

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Over The Counter Bulletin Board ("OTC-BB") under the symbol CHCR. The following table sets forth the range of high and low closing prices for the Common Stock, as reported by the OTC-BB, for the fiscal quarters indicated:

                                                          PRICE
         FISCAL YEAR                                 HIGH          LOW

         2001           FIRST QUARTER               $ 0.27       $ 0.17
                        SECOND QUARTER                0.23         0.09
                        THIRD QUARTER                 0.20         0.11
                        FOURTH QUARTER              $ 0.64       $ 0.25

         2000           FIRST QUARTER               $ 0.81       $ 0.41
                        SECOND QUARTER                0.50         0.19
                        THIRD QUARTER                 0.70         0.22
                        FOURTH QUARTER              $ 0.55       $ 0.20

(a) As of July 31, 2001, the Company had 1,432 common stockholders of record.

(b) The Company did not pay any cash dividends on its Common Stock during any quarter of Fiscal 2001, 2000, or 1999 and does not contemplate the initiation of payment of any cash dividends in the foreseeable future (see ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS").

ITEM 6.  SELECTED FINANCIAL DATA

Prior to Fiscal 1993, the Company principally engaged in the ownership, operation, and management of psychiatric and substance abuse programs in Company owned, leased, or unaffiliated hospitals. During Fiscal 1999, the Company completed its plan to dispose of its hospital business segment. The selected consolidated financial data that follows includes the results of discontinued hospital operations for the fiscal years ended May 31, 1999, 1998, and 1997 and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Reclassifications of prior year amounts have been made to conform to the current year's presentation (see
ITEM 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                                                                        YEAR ENDED MAY 31,
STATEMENT OF OPERATIONS DATA:                                          2001        2000        1999        1998        1997
                                                                     --------    --------    --------    --------    --------
                                                                           (Amounts in thousands, except per share data)

OPERATING REVENUES ..............................................    $ 18,974    $ 17,719    $ 39,029    $ 39,787    $ 32,531
COSTS AND EXPENSES:
  Healthcare operating expenses .................................      16,108      15,801      29,778      30,808      27,996
  General and administrative expenses ...........................       3,842       6,974       9,148       7,085       7,383
  Provision for (recovery of) doubtful accounts .................        (439)       (606)      1,641          94         228
  Depreciation and amortization .................................         656         794       1,037         772         685
  Restructuring expenses ........................................         (30)        831         600          --         195
                                                                     --------    --------    --------    --------    --------
                                                                       20,137      23,794      42,204      38,759      36,487
                                                                     --------    --------    --------    --------    --------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS ..............      (1,163)     (6,075)     (3,175)      1,028      (3,956)

OTHER INCOME (EXPENSES):
  Loss in connection with prepayment of note receivable .........        (496)         --          --          --          --
  Gain on sale of assets ........................................          --           9           2         314          47
  Loss on sale of assets ........................................          --          (1)         (4)         (9)        (33)
  Reduction in accrued interest expense .........................         290          --          --          --          --
  Other non operating income (expense) ..........................         332         204         (79)         50        (390)
  Interest income ...............................................         163         399         309         406         259
  Interest expense ..............................................        (208)       (289)       (281)       (172)       (732)
                                                                     --------    --------    --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ....      (1,082)     (5,753)     (3,228)      1,617      (4,805)
Income tax expense (benefit) ....................................          35          13        (146)         63        (341)
                                                                     --------    --------    --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS ........................      (1,117)     (5,766)     (3,082)      1,554      (4,464)

DISCONTINUED OPERATIONS:

Income (loss) from operations ...................................          --          --        (334)        417        (505)
Loss on disposal, including operating loss of $282 ..............          --          --        (698)         --          --
                                                                     --------    --------    --------    --------    --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .........................      (1,117)     (5,766)     (4,114)      1,971      (4,969)
EXTRAORDINARY GAIN ..............................................          --          --         120          --       2,172
                                                                     --------    --------    --------    --------    --------
NET INCOME (LOSS) ...............................................      (1,117)     (5,766)     (3,994)      1,971      (2,797)

Dividends on convertible Preferred Stock ........................          --          --         (55)        (82)        (31)
                                                                     --------    --------    --------    --------    --------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS ...........    $ (1,117)   $ (5,766)   $ (4,049)   $  1,889    $ (2,828)
                                                                     ========    ========    ========    ========    ========

BASIC EARNINGS PER SHARE:
Income (loss) from continuing operations ........................    $  (0.29)   $  (1.51)   $  (0.88)   $   0.44    $  (1.46)
Discontinued operations:
  Income (loss) from operations .................................          --          --       (0.09)       0.12       (0.16)
  Loss on disposal ..............................................          --          --       (0.20)         --          --

Extraordinary item ..............................................          --          --        0.03          --        0.70
                                                                     --------    --------    --------    --------    --------
Net income (loss) ...............................................    $  (0.29)   $  (1.51)   $  (1.14)   $   0.56    $  (0.92)
                                                                     ========    ========    ========    ========    ========

DILUTED EARNINGS PER SHARE:
Income (loss) from continuing operations ........................    $  (0.29)   $  (1.51)   $  (0.88)   $   0.40    $  (1.46)
Discontinued operations:
  Income (loss) from operations .................................          --          --       (0.09)       0.11       (0.16)
  Loss on disposal ..............................................          --          --       (0.20)         --          --

Extraordinary item ..............................................          --          --        0.03          --        0.70
                                                                     --------    --------    --------    --------    --------
Net income (loss) ...............................................    $  (0.29)   $  (1.51)   $  (1.14)   $   0.51    $  (0.92)
                                                                     ========    ========    ========    ========    ========

BALANCE SHEET DATA:
Working capital (deficit) .......................................    $(11,770)   $(12,245)   $ (9,355)   $ (8,859)   $(12,657)
Total assets ....................................................       9,754      21,275      29,066      30,405      24,746
Long-term debt ..................................................       2,244       2,244       2,253       2,704       2,712
Long-term debt including current maturities and debentures ......       2,244       2,244       2,256       2,706       2,758
Stockholders' deficit ...........................................    $(11,778)   $(10,672)   $ (4,914)   $ (1,286)   $ (3,570)

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

GENERAL

         The Company reported a net loss of $1.1 million, or $0.29 per share, for the fiscal year ended May 31, 2001 compared to the net loss of $5.8 million, or $1.51 per share, for the fiscal year ended May 31, 2000. The following table summarizes the Company's financial data for the fiscal years ended May 31, 2001 and 2000 (in thousands):

                                          CONSOLIDATED   CONSOLIDATED
                                           OPERATIONS     OPERATIONS
                                          FISCAL 2001    FISCAL 2000
                                          ------------   ------------

Operating revenues .....................    $ 18,974       $ 17,719

Healthcare operating expenses ..........      16,108         15,801
General/administrative expenses ........       3,842          6,974
Other operating expenses ...............         187          1,019
                                            --------       --------

                                              20,137         23,794
                                            --------       --------
   Operating loss ......................    $ (1,163)      $ (6,075)
                                            ========       ========

RESULTS OF OPERATIONS - THE YEAR ENDED MAY 31, 2001 COMPARED TO THE YEAR ENDED MAY 31, 2000.

          The Company reported an operating loss of $1.2 million for the fiscal year ended May 31, 2001. Operating revenues increased by $1.3 million, or 7.1%, for the fiscal year ended May 31, 2001 compared to the fiscal year ended May 31, 2000. This increase is attributable to the implementation in Fiscal 2001 of two major, managed care contracts which accounted for $4.9 million of operating revenues during the fiscal year ended May 31, 2001, offset by the loss of revenues during Fiscal 2001 specific to the Humana contracts and the loss of two major contracts that terminated during the third quarter of Fiscal 2000.

         Healthcare operating expenses increased by approximately $0.3 million, or 1.9%, for the fiscal year ended May 31, 2001 as compared to the fiscal year ended May 31, 2000. This increase is directly attributable to the new business added during Fiscal 2001. Healthcare operating expense as a percentage of operating revenue decreased from 89.2% for the fiscal year ended May 31, 2000 to 84.9% for the fiscal year ended May 31, 2001. Efforts are being made to further increase revenues during Fiscal 2002 without adding significantly to our healthcare operating costs.

         General and administrative expenses decreased by approximately $3.1 million, or 44.9%, for the fiscal year ended May 31, 2001 as compared to the fiscal year ended May 31, 2000. General and administrative expense as a percentage of revenue decreased from 39.4% for the fiscal year ended May 31, 2000 to 20.3% for the fiscal year ended May 31, 2001. This decrease is attributable to the significant cost reductions that were initiated following the loss of two major, managed care contracts in Fiscal 2000.

         Other operating expenses decreased by $0.8 million for the fiscal year ended May 31, 2001 compared to the fiscal year ended May 31, 2000. This decrease is primarily attributable to the $0.8 million of restructuring expense in Fiscal 2000.

         Management believes that the Company's current infrastructure is sufficient to support continued revenue growth during Fiscal 2002 without the need for any significant increase to staff or other operating costs.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS - YEAR ENDED MAY 31, 2000 COMPARED TO THE YEAR ENDED MAY 31, 1999.

         The Company reported an operating loss of approximately $6.1 million from continuing operations for the fiscal year ended May 31, 2000, primarily attributable to the loss of two major, managed care contracts during the fourth quarter of Fiscal 1999. Additionally, this loss included approximately $0.9 million of restructuring expenses in connection with the elimination of the Company's California office and affiliated employees, approximately $0.6 million of increased marketing and other costs specific to the Company's efforts to regain business, approximately $0.1 million of operating costs incurred to manage the Company's Year 2000 readiness program, and approximately $0.1 million of costs in connection with the NCQA accreditation. These expenses were offset in part by $0.3 million of revenue related to favorable cost report settlements that took place during the year. This is compared to an operating loss of $3.2 million from continuing operations reported for the fiscal year ended May 31, 1999, which included approximately $0.9 million of bad debt expense specific to two major contracts that terminated during Fiscal 1999, $0.3 million of bad debt expense specific to hospital accounts receivable that were written off after the March 11, 1999 disposal date, and $0.2 million of bad debt expense specific to CCI contracts that terminated prior to May 31, 1999. Additionally, the Company incurred $0.8 million of expense in its unsuccessful bid for a managed care contract in Argentina and approximately $0.6 million of restructuring costs related to the loss of the PCA contract in Puerto Rico during Fiscal 1999.

         Operating revenues from continuing operations decreased by approximately 54.6%, or $21.3 million, for the fiscal year ended May 31, 2000 compared to the fiscal year ended May 31, 1999. This decrease is primarily attributable to the loss of two major contracts during the fourth quarter of Fiscal 1999 and two major contracts during the third quarter of Fiscal 2000.

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

         General and administrative expenses from continuing operations decreased by approximately 23.8%, or $2.2 million, for the fiscal year ended May 31, 2000 as compared to the fiscal year ended May 31, 1999. This decrease is primarily attributable to $1.5 million of savings in legal and accounting fees, a $0.5 million reduction in building lease costs, a $0.2 million savings in directors fees, $0.2 million of savings in corporate salaries, and a $0.1 million reduction in shareholder reporting costs in comparison to costs incurred for the same period during Fiscal 2000. These savings were offset by $0.3 million of fees paid to marketing consultants during Fiscal 2000. General and administrative costs as a percentage of revenue increased from 23.4% for the fiscal year ended May 31, 1999 to 39.4% for the fiscal year ended May 31, 2000. This percentage increase is attributable to the continuing fixed costs that could not be tied to the specific contracts that were terminated during Fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         At May 31, 2001, the Company had unrestricted cash and cash equivalents of $2.9 million. During the fiscal year ended May 31, 2001, the Company used $0.1 million in its continuing operations. Additionally, $0.5 million was provided by its investing activities. The Company reported a net loss of approximately $1.1 million for the fiscal year ended May 31, 2001, compared to a net loss of $5.8 million for the fiscal year ended May 31, 2000. The Company has an accumulated deficit of $63.6 million and total stockholders' deficit of $11.8 million as of May 31, 2001. Additionally, the Company's current assets at May 31, 2001 amounted to approximately $7.5 million and current liabilities were approximately $19.3 million, resulting in a working capital deficiency of approximately $11.8 million. The Company's primary use of available cash resources is to expand its managed care business and fund operations.

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

         The working capital and stockholders' deficits raise doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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

CONCENTRATION OF RISK

         The Company currently has ten contracts with three HMOs to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Connecticut, Florida, and Texas. These combined contracts represent approximately 51.7% and 14.1% of the Company's operating revenue for the fiscal year ended May 31, 2001 and 2000, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party.

UNCERTAINTY OF FUTURE PROFITABILITY

         As of May 31, 2001, the Company had stockholders' deficit of $11.8 million and a working capital deficiency of approximately $11.8 million. The Company had a net loss for the fiscal year ended May 31, 2001 of approximately $1.1 million. There can be no assurance that the Company will be able to achieve and sustain profitability or that the Company can achieve and maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF FUTURE FUNDING

         During recent fiscal years, a principal source of liquidity has been the sale of hospital facilities. During Fiscal 1999, the Company completed its plan to dispose of its hospital business segment and, as such, does not currently own any hospital facilities. Subject to various market conditions, an additional source of liquidity could be the issuance of additional equity securities, which could result in substantial dilution to stockholders.

         The Company may be required to repay a portion of the tax refunds received from the Internal Revenue Service for Fiscal 1996 and 1995, which amounted to $9.4 million and $5.4 million, respectively (see "Taxes" below and Note 13 to the audited, consolidated financial statements - "Income Taxes"). Further, the Company may be required to repay some amount to Medi-Cal in connection with the judgment entered on February 26, 1999, which is more fully described under Item 1, Legal Proceedings, above.

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

         During fiscal years 1997 and 1996, the Company recognized a portion of the refunds received as a tax benefit of $0.3 million and $2.4 million, respectively. The balance of the refunds received, $12.1 million, is recorded as a deferred liability, "Unbenefitted tax refunds received" pending resolution by the Internal Revenue Service ("IRS") of the appropriateness of the Section 172(f) carryback. The additional refunds requested under Section 172(f) for prior years of $7.7 million have not been received, nor has the Company recognized any tax benefit related to these potential refunds.

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

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $6.7 million through May 31, 2001. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

         On July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. The IRS is currently evaluating the Offer. A preliminary meeting with the IRS with respect to the Offer took place in October 2000 and, subsequent to this meeting, the Company has provided additional documents to the IRS. The Company has continued its discussions with the IRS during the first quarter of Fiscal 2002 and expects to continue such discussions during the second quarter of Fiscal 2002. There can be no assurance that the IRS will accept the Offer.

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

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         The levels of revenues and profitability of healthcare companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement governmental controls on the price of healthcare. It is uncertain what legislative proposals will be adopted or what actions federal, state or private payers for healthcare goods and services may take in response to any healthcare reform proposals or legislation. The Company cannot predict the effect that healthcare reforms may have on its business and no assurance can be given that any such reforms will not have a material adverse effect on the Company.

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

ANTI-TAKEOVER PROVISIONS

         The Company's Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of May 31, 2001, there are no outstanding shares of Preferred Stock (see Note 16 to the audited consolidated financial statements -- "Preferred Stock, Common Stock, and Stock Option Plans"). The Company's Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company's stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company's Common Stock includes one right on the terms and subject to the conditions of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company's Common Stock or the possibility of sale of shares to an acquiring person.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                 Index to Consolidated Financial Statements and
                          Financial Statement Schedules

                     Years Ended May 31, 2001, 2000 and 1999

Report of Richard A. Eisner & Company, LLP.....................................................          18
Consolidated Balance Sheets, May 31, 2001 and 2000.............................................          19
Consolidated Statements of Operations, Years Ended May 31, 2001, 2000 and 1999.................          20
Consolidated Statements of Stockholders' Deficit, Years Ended May 31, 2001, 2000 and 1999......          21
Consolidated Statements of Cash Flows, Years Ended May 31, 2001, 2000 and 1999.................          22
Notes to Consolidated Financial Statements, Years Ended May 31, 2001, 2000 and 1999............       23-38

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Comprehensive Care Corporation

         We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 3, the Company's working capital deficiency and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Notes 3 and 13. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Richard A. Eisner & Company, LLP

New York, New York
August 3, 2001

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          MAY 31,
                                                                                      2001        2000
                                                                                    --------    --------
                                                                                   (Amounts in Thousands)

ASSETS
Current assets:
   Cash and cash equivalents ...................................................    $  2,891    $  2,518
   Restricted cash .............................................................          48       1,444
   Accounts receivable, less allowance for doubtful accounts of $11 and $13 ....         422         276
   Accounts receivable - managed care reinsurance contract .....................         783          --
   Accounts receivable - pharmacy and laboratory costs .........................          --      10,469
   Other receivable ............................................................       2,548       2,548
   Other current assets ........................................................         817         147
                                                                                    --------    --------
Total current assets ...........................................................       7,509      17,402

Property and equipment, net ....................................................         555       1,086
Notes receivable ...............................................................         164       1,145
Goodwill, net ..................................................................         936       1,008
Restricted cash ................................................................         561         486
Other assets ...................................................................          29         148
                                                                                    --------    --------
Total assets ...................................................................    $  9,754    $ 21,275
                                                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued liabilities ....................................    $  3,302    $  4,232
   Accrued claims payable ......................................................       3,071       2,810
   Accrued reinsurance claims payable ..........................................         783          --
   Accrued pharmacy and laboratory costs payable ...............................          --      10,469
   Unbenefitted tax refunds received ...........................................      12,092      12,092
   Income taxes payable ........................................................          31          44
                                                                                    --------    --------
Total current liabilities ......................................................      19,279      29,647
                                                                                    --------    --------

Long-term liabilities:
   Long-term debt ..............................................................       2,244       2,244
   Other liabilities ...........................................................           9          56
                                                                                    --------    --------
Total long-term liabilities ....................................................       2,253       2,300
                                                                                    --------    --------
Total liabilities ..............................................................      21,532      31,947
                                                                                    --------    --------
Commitments and Contingencies (Notes 4 and 13)
Stockholders' deficit:
   Preferred stock, $50.00 par value; authorized 60,000 shares; none issued ....          --          --
   Common stock, $0.01 par value; authorized 12,500,000 shares; issued
    and outstanding 3,817,803 and 3,817,822 ....................................          38          38
   Additional paid-in-capital ..................................................      51,813      51,812
   Deferred compensation .......................................................          --         (10)
   Accumulated deficit .........................................................     (63,629)    (62,512)
                                                                                    --------    --------
Total stockholders' deficit ....................................................     (11,778)    (10,672)
                                                                                    --------    --------
Total liabilities and stockholders' deficit ....................................    $  9,754    $ 21,275
                                                                                    ========    ========

                             See accompanying notes.

                COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       YEAR ENDED MAY 31,
                                                                                  2001        2000        1999
                                                                                --------    --------    --------
                                                                                     (Amounts in thousands,
                                                                                     except per share data)
OPERATING REVENUES ...................................................          $ 18,974    $ 17,719    $ 39,029

COSTS AND EXPENSES:
  Healthcare operating expenses ......................................            16,108      15,801      29,778
  General and administrative expenses ................................             3,842       6,974       9,148
  Provision for (recovery of) doubtful accounts ......................              (439)       (606)      1,641
  Depreciation and amortization ......................................               656         794       1,037
  Restructuring expenses .............................................               (30)        831         600
                                                                                --------    --------    --------
                                                                                  20,137      23,794      42,204
                                                                                --------    --------    --------
OPERATING LOSS BEFORE ITEMS SHOWN BELOW ..............................            (1,163)     (6,075)     (3,175)

OTHER INCOME (EXPENSE):

  Loss in connection with prepayment of note receivable ..............              (496)         --          --
  Gain on sale of assets .............................................                --           9           2
  Loss on sale of assets .............................................                --          (1)         (4)
  Reduction in accrued interest expense ..............................               290          --          --
  Other non operating income (expense) ...............................               332         204         (79)
  Interest income ....................................................               163         399         309
  Interest expense ...................................................              (208)       (289)       (281)
                                                                                --------    --------    --------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..................            (1,082)     (5,753)     (3,228)
Income tax expense (benefit) .........................................                35          13        (146)
                                                                                --------    --------    --------
LOSS FROM CONTINUING OPERATIONS ......................................            (1,117)     (5,766)     (3,082)

DISCONTINUED OPERATIONS:
  Loss from operations ...............................................                --          --        (334)
  Loss on disposal, including operating loss of $282 .................                --          --        (698)
                                                                                --------    --------    --------
LOSS BEFORE EXTRAORDINARY GAIN .......................................            (1,117)     (5,766)     (4,114)
EXTRAORDINARY GAIN ...................................................                --          --         120
                                                                                --------    --------    --------
NET LOSS .............................................................            (1,117)     (5,766)     (3,994)

Dividends on convertible Preferred Stock .............................                --          --         (55)
                                                                                --------    --------    --------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS .........................          $ (1,117)   $ (5,766)   $ (4,049)
                                                                                ========    ========    ========
BASIC AND DILUTED LOSS PER SHARE:
Loss from continuing operations ......................................          $  (0.29)   $  (1.51)   $  (0.88)
Discontinued operations:
  Loss from operations ...............................................                --          --       (0.09)
  Loss on disposal ...................................................                --          --       (0.20)
Extraordinary gain ...................................................                --          --        0.03
                                                                                --------    --------    --------
Net Loss .............................................................          $  (0.29)   $  (1.51)   $  (1.14)
                                                                                ========    ========    ========

Weighted Average Common Shares Outstanding (basic and diluted) .......             3,818       3,818       3,562
                                                                                ========    ========    ========

                             See accompanying notes

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)

                                                                                                                  ADDITIONAL
                                                                PREFERRED STOCK             COMMON STOCK            PAID-IN
                                                            SHARES          AMOUNT        SHARES     AMOUNT         CAPITAL
                                                            ------         -------        ------     ------       ----------
BALANCE, MAY 31, 1998 .................................         41         $ 2,176         3,415        $34        $ 49,201
   Net loss ...........................................         --              --            --         --              --
   Adjust shares issued for the HMS acquisition .......         --              --            --         --             (94)
   Exercise of stock options ..........................         --              --            22         --             155
   Dividends on preferred stock .......................         --              55            --         --              --
   Shares issued for preferred stock conversion .......        (41)         (2,231)          344          4           2,227
   Shares issued for debenture exchange offer .........         --              --            37         --             305
                                                             -----         -------        ------      -----        --------
BALANCE, MAY 31, 1999 .................................         --              --         3,818        $38        $ 51,794
   Net loss ...........................................         --              --            --         --              --
   Compensatory stock options granted .................         --              --            --         --              18
   Amortization of deferred compensation ..............         --              --            --         --              --
                                                             -----         -------        ------      -----        --------
BALANCE, MAY 31, 2000 .................................         --              --         3,818        $38        $ 51,812
   Net loss ...........................................         --              --            --         --              --
   Compensatory stock options granted .................         --              --            --         --               1
   Amortization of deferred compensation ..............         --              --            --         --              --
                                                             -----         -------        ------      -----        --------
BALANCE, MAY 31, 2001 .................................         --              --         3,818        $38        $ 51,813
                                                             =====         =======         =====      =====        ========
                                                                                              TOTAL
                                                            ACCUMULATED     DEFERRED      STOCKHOLDERS'
                                                              DEFICIT     COMPENSATION       DEFICIT
                                                            -----------   ------------    -------------
BALANCE, MAY 31, 1998 .................................       $(52,697)      $   --         $ (1,286)
   Net loss ...........................................         (3,994)          --           (3,994)
   Adjust shares issued for the HMS acquisition .......             --           --              (94)
   Exercise of stock options ..........................             --           --              155
   Dividends on preferred stock .......................            (55)          --               --
   Shares issued for preferred stock conversion .......             --           --               --
   Shares issued for debenture exchange offer .........             --           --              305
                                                              --------       ------         --------
BALANCE, MAY 31, 1999 .................................       $(56,746)      $   --         $ (4,914)
   Net loss ...........................................         (5,766)          --           (5,766)
   Compensatory stock options granted .................             --          (18)              --
   Amortization of deferred compensation ..............             --            8                8
                                                              --------       ------         --------
BALANCE, MAY 31, 2000 .................................       $(62,512)      $  (10)        $(10,672)
   Net loss ...........................................         (1,117)          --           (1,117)
   Compensatory stock options granted .................             --           (1)              --
   Amortization of deferred compensation ..............             --           11               11
                                                              --------       ------         --------
BALANCE, MAY 31, 2001 .................................       $(63,629)      $   --         $(11,778)
                                                              ========       ======         ========


                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            YEAR ENDED MAY 31,
                                                                                    2001          2000          1999
                                                                                  --------       -------       -------
                                                                                        (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations before extraordinary item...................      $ (1,117)     $ (5,766)     $ (3,082)
ADJUSTMENTS TO RECONCILE LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
   Depreciation and amortization............................................           656           794         1,037
   Asset write-down.........................................................            --            10           146
   Provision for doubtful accounts..........................................            --            --         1,641
   Loss in connection with prepayment of note receivable....................           496            --            --
   Gain on sale of assets...................................................            --            (9)           (2)
   Loss on sale of assets...................................................            --             1             4
   Compensation expense - stock options issued..............................            11             8            --
   Restructuring expenses...................................................           (30)           89           455
   Reduction in accrued interest expense ...................................          (290)           --            --
   Goodwill impairment......................................................            --            --            27
CHANGES IN ASSETS AND LIABILITIES:
   Accounts receivable......................................................          (146)          656          (174)
   Accounts receivable - managed care reinsurance contract..................          (783)           --            --
   Accounts receivable - pharmacy and laboratory costs......................        10,469            --        (4,814)
   Other current assets, restricted funds, and other non-current assets.....           746           896          (434)
   Accounts payable and accrued liabilities.................................          (615)         (498)         (379)
   Accrued claims payable...................................................           261        (1,355)         (477)
   Accrued reinsurance claims payable.......................................           783            --            --
   Accrued pharmacy and laboratory costs payable............................       (10,469)           --         4,814
   Income taxes payable.....................................................           (13)          (32)         (109)
   Other liabilities........................................................           (47)         (107)          (31)
                                                                                  --------       -------       -------
   NET CASH USED IN CONTINUING OPERATIONS...................................           (88)       (5,313)       (1,378)

   NET CASH USED IN DISCONTINUED OPERATIONS.................................            --            --        (1,070)
                                                                                  --------       -------       -------
   NET CASH USED IN OPERATING ACTIVITIES....................................           (88)       (5,313)       (2,448)
                                                                                  --------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net proceeds from sale of  hospital property and equipment related to
           discontinued operations..........................................            --            --         4,820
   Net proceeds from sale of property and equipment.........................            --           139            --
   Payment received on note for sale of property and equipment..............           509            25            --
   Additions to property and equipment......................................           (48)         (107)         (768)
                                                                                  --------       -------       -------
   NET CASH PROVIDED BY INVESTING ACTIVITIES................................           461            57         4,052
                                                                                  --------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of Common Stock...............................            --            --           158
   Repayment of debt........................................................            --            (2)           (2)
                                                                                  --------       -------       -------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES......................            --            (2)          156
                                                                                  --------       -------       -------
Net increase (decrease) in cash and cash equivalents........................           373        (5,258)        1,760
Cash and cash equivalents at beginning of year..............................         2,518         7,776         6,016
                                                                                  --------       -------       -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................................      $  2,891       $ 2,518       $ 7,776
                                                                                  ========       =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for
        Interest............................................................      $    177       $   180       $   180
                                                                                  ========       =======       =======
        Income taxes........................................................      $     37       $    48       $    87
                                                                                  ========       =======       =======

                             See accompanying notes.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 1 -- DESCRIPTION OF THE COMPANY'S BUSINESS

         Comprehensive Care Corporation (the "Company") is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the "Company" include Comprehensive Behavioral Care, Inc. ("CompCare" or "CBC") and subsidiary corporations. The Company, through its wholly owned subsidiary, CompCare, primarily provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. The Company manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, HMOs, PPOs, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for its services includes both corporate and governmental entities. The Company's services are provided by employees or by unrelated vendors on a subcontract or subcapitated basis.

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

REVENUE RECOGNITION

         The Company's managed care activities are performed under the terms of agreements with health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), and other payers to provide contracted medical services to subscribing participants. Under these agreements, revenue arises from agreements to provide contracted services to qualified beneficiaries and is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The Company's revenues from providing other behavioral healthcare services are earned on a fee-for-service basis and are recognized as services are rendered.

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

         In cases where the Company retains the financial responsibility for authorizations, hospital utilization, and the cost of other behavioral healthcare services, the Company establishes an accrual for estimated claims payable.

PREMIUM DEFICIENCIES

         Estimated future healthcare costs and expenses in excess of estimated future premiums are recorded as a loss when determinable. No such deficiencies existed at May 31, 2001 or May 31, 2000.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES


CASH AND CASH EQUIVALENTS

         Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. These investments aggregated $1.5 million and $1.8 million at May 31, 2001 and 2000, respectively. These investments are included in cash equivalents in the accompanying consolidated balance sheets.

RESTRICTED CASH

         Restricted accounts classified as current assets are required under capitated contracts, primarily the Puerto Rico contract that expired March 31, 1999 (see Note 17 -- "Commitments and Contingencies", Item 4). Non-current restricted accounts include $0.3 million of cash held in trust in connection with the Company's Directors and Officers liability insurance policy.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of 3 to 12 years. Leasehold improvements are amortized over the term of the related lease.

GOODWILL

         Goodwill includes costs in excess of the fair value of net assets of businesses purchased. Costs in excess of net assets purchased are amortized on a straight-line basis up to 20 years. The Company evaluates the recoverability and the amortization period of goodwill by determining whether the amount of goodwill recorded can be recovered through undiscounted cash flows of the business acquired excluding interest expense and amortization over the remaining amortization period. The Company believes that the remaining $0.9 million of net recorded goodwill at May 31, 2001 is recoverable from future estimated undiscounted cash flows. The amounts of goodwill reported in the consolidated balance sheets are net of accumulated amortization of $494,000 and $422,000 at May 31, 2001 and 2000, respectively.

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

INCOME TAXES

         The Company calculates deferred taxes and related income tax expense using the liability method. This method determines deferred taxes by applying the current tax rate to net operating loss carryforwards and to the cumulative temporary differences between the recorded carrying amounts and the corresponding tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not. The Company's provision for income taxes is the sum of the change in the balance of deferred taxes between the beginning and the end of the period and income taxes currently payable or receivable.

STOCK OPTIONS

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized.

         In Fiscal 2001 and 2000, the Company recognized deferred compensation totaling $1,000 and $18,000, respectively, in relation to options that were issued to non-employee consultants. Such amounts were based on the

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

fair value of the options granted in accordance with SFAS Statement 123, "Accounting for Stock-based Compensation", and are being amortized to expense over the vesting period of the options. Amortization for Fiscal 2001 and 2000 amounted to $11,000 and $8,000, respectively.

PER SHARE DATA

         In calculating basic earnings (loss) per share, net income (loss) is adjusted for dividends on preferred stock and is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the assumed conversion of all dilutive securities, such as options and convertible preferred stock. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a loss from continuing operations.

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

         The carrying amounts and fair values of the Company's financial instruments at May 31, 2001 and 2000, are as follows:

                                                          2001                     2000
                                                    CARRYING     FAIR       CARRYING    FAIR
                                                     AMOUNT      VALUE       AMOUNT     VALUE
                                                    --------    ------      --------   ------
                                                                (AMOUNTS IN THOUSANDS)
         ASSETS
         Cash and cash equivalents...........        $2,891     $2,891       $2,518    $2,518
         Notes receivable....................           168        168        1,172     1,172
         Restricted cash.....................           609        609        1,930     1,930
         LIABILITIES
         Long-term debt......................        $2,244     $1,148       $2,244    $  978


RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 31, 2001 and permits early adoption for companies with a fiscal year beginning after March 15, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. Additionally, the Company will be required to perform an impairment test as of the adoption date, annually thereafter, and whenever events and circumstances occur that might effect the carrying value of these assets. The Company has not yet determined whether it will elect early adoption or what effect, if any, the impairment test of goodwill will have on the Company's results of operations and financial position.

NOTE 3 -- LIQUIDITY AND CAPITAL RESOURCES

         For the years ended May 31, 2001, 2000, and 1999, the Company incurred losses from continuing operations of approximately $1.1 million, $5.8 million, and $3.0 million, respectively. As of May 31, 2001, the Company had a working capital deficiency of approximately $11.8 million and a stockholders' deficit of approximately $11.8 million. In addition, for the years ended May 31, 2001, 2000, and 1999, continuing operations used cash of approximately $0.1 million, $5.3 million, and $1.4 million, respectively. The working capital deficiency referred to above results primarily from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 13 -- "Income Taxes").

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         The Company cannot state with any degree of certainty whether any required additional equity or debt financing to meet its obligations will be available to it during Fiscal 2002 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company.

         The above conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustment that may result from the outcome of this uncertainty.

         During Fiscal 2001 and 2000, management has taken steps to trim costs and save cash, including making significant staff reductions, centralizing certain contract management and clinical functions, and eliminating the Company's California administrative office and related executive staff positions. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain profitability.

NOTE 4 -- MAJOR CONTRACTS/CUSTOMERS

(1) The Company had contracts with Humana Health Plans ("Humana") under which it provided services to members in Florida. Effective June 30, 2000, Humana completed the sale of its North Florida Medicaid business to HealthEase of Florida, Inc. Additionally, Humana's contracts with the Company, which cover specific commercial, Medicaid and Medicare populations of approximately 60,000 members in Florida terminated September 30, 2000. Fiscal 2001 operations include $0.7 million, or 3.7%, of operating revenue specific to the Humana contracts compared to $6.0 million, or 33.8%, and $6.8 million, or 17.4%, for the fiscal years ended May 31, 2000, and 1999, respectively.

         Effective July 1, 2000, the Company entered into a contract with one HMO to continue to provide behavioral healthcare services to approximately 100,000 of 160,000 Florida members that were managed by the Company under contracts with Humana as of June 2000. The initial term of this contract is for one year and the contract provides for automatic annual extensions. The combined revenue from the contracts that were transitioned from Humana, plus one existing contract that the Company had with this HMO and one new contract that the Company has with an affiliate of this HMO, accounted for 24.1%, or $4.6 million, of the Company's operating revenues during the fiscal year ended May 31, 2001 compared to 2.3%, or $0.4 million, for the fiscal year ended May 31, 2000.

         Additionally, one contract includes a provision that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program. During the quarter ended May 31, 2001, the Company filed reinsurance claims totaling approximately $0.8 million. This amount was included in revenue with a corresponding amount as claims expense in the accompanying financial statements. Additionally, as these reinsurance claim amounts remain outstanding as of May 31, 2001, the Company has reported the $0.8 million as a component of accounts receivable, with a corresponding amount that has been included in accrued claims payable, in the accompanying balance sheet. In the event that these reinsurance amounts are not collected by the Company, the Company could remain liable to perform services for the specific members that qualify for such reimbursements. Subsequent to May 31, 2001, the Company has collected 100% of the $0.8 million that was included in accounts receivable at May 31, 2001. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. As of May 31, 2001, there was a limited amount of historical data available to the Company for use in such estimates specific to this contract. Thus, actual results could differ from the claims payable amount reported as of May 31, 2001. While the Company believes its estimate to be adequate, management will review and make any necessary changes to its estimate as additional data becomes available.

(2) The Company has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 9.0%, or $1.7 million, 11.8%, or $2.1 million, and 6%, or $2.4 million, of the Company's operating revenue for the fiscal years ended May 31, 2001, 2000, and 1999, respectively. The Company renewed these contracts for two years, with effective dates of February 8, 2000.

(3) During the fiscal year ended May 31, 2001, the Company implemented five new contracts to provide behavioral healthcare services to Florida members under contracts with one HMO. For the fiscal year

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         ended May 31, 2001, these five contracts represented approximately 18.7%, or $3.5 million, of the Company's operating revenue.

(4) During Fiscal 1999, the Company provided services to members of Humana Health Plans of Puerto Rico, Inc. under the terms of management service agreements, which expired on April 30, 1999. For the fiscal year ended May 31, 1999, these agreements accounted for approximately 44%, or $17.1 million, of the Company's operating revenues from continuing operations.

         The Company's contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days' written notice.

NOTE 5 -- ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                                             MAY 31,
                                                                       2001          2000
                                                                      ------        ------
                                                                     (Amounts in thousands)
Accounts receivable - managed care capitation contracts ......        $  391        $  231
Other trade accounts receivable ..............................            42            58
                                                                      ------        ------
   Total accounts receivable .................................        $  433        $  289
                                                                      ======        ======

The following table summarizes changes in the Company's allowance for doubtful accounts for the years ended May 31, 2001, 2000 and 1999:

                                       BALANCE      ADDITIONS                     WRITE-OFF
                                      BEGINNING    CHARGED TO    RECOVERIES           OF           BALANCE
                                       OF YEAR       EXPENSE         **            ACCOUNTS      END OF YEAR
                                      ---------    ----------    ----------       ---------      -----------
                                                             (Amounts in thousands)
Year ended May 31, 2001 ........        $  13        $     9        $   --         $    (11)        $   11
Year ended May 31, 2000 ........        $ 923        $    11        $ (268)        $   (653)        $   13
Year ended May 31, 1999* .......        $ 893        $ 3,582        $ (268)        $ (3,284)        $  923


          *Includes $1,673 charged to discontinued operations.
         **Excludes $448 in 2001 and $349 in 2000 of recoveries from accounts previously written off.

         Recoveries are reflected on the Company's statement of operations as a reduction to the provision for doubtful accounts.

NOTE 6 -- OTHER RECEIVABLE

         Other receivable at May 31, 2001 and 2000 represents $2.5 million paid to a vendor to prepare a federal income tax refund that is more fully described in Note 13. The costs incurred will be refunded to the Company should the Internal Revenue Service ("IRS") disallow the refund and require its repayment. To the extent that all or some portion of the refund is allowed by the IRS, the fees paid will be recognized as expense in proportion to the amount of refund allowed.

NOTE 7 -- OTHER CURRENT ASSETS

         Other current assets consist of the following:

                                                                             MAY 31,
                                                                       2001          2000
                                                                      ------        ------
                                                                     (Amounts in thousands)
Accounts receivable - other(a) ...............................        $  473        $   23
Prepaid insurance ............................................           207            57
Prepaid building rent ........................................            69            --
Other prepaid fees and expenses ..............................            68            67
                                                                      ------        ------
   Total other current assets ................................        $  817        $  147
                                                                      ======        ======

(a) May 31, 2001 amount includes a $0.3 million bad debt recovery and $0.1 million for an insurance settlement received in June 2001, which are more fully described in Note 18.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 8 -- PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                 MAY 31,
                                                                            2001           2000
                                                                           ------         ------
                                                                           (Amounts in thousands)
     Furniture and equipment ......................................        $3,359         $3,346
     Leasehold improvements .......................................            40            145
     Capitalized leases ...........................................             3             --
                                                                           ------         ------
                                                                            3,402          3,491
     Less accumulated depreciation ................................        (2,847)        (2,405)
                                                                           ------         ------
     Net property and equipment ...................................        $  555         $1,086
                                                                           ======         ======

NOTE 9 -- NOTES RECEIVABLE

         On August 31, 2000, the Company entered into a prepayment agreement and note modification with Jefferson Hills Corporation ("JHC") in connection with the secured promissory note, which originated out of the sale in Fiscal 1999 of the Company's Aurora, Colorado facility to JHC (see Note 14). The terms of the prepayment agreement required JHC to immediately remit $500,000 to the Company as a prepayment on the note. Additionally, the note was modified to reflect a remaining balance due totaling $170,000 and to require JHC to make monthly principal and interest payments until April 2006. One final principal payment in the amount of approximately $146,000 will be due from JHC in April 2006. As an inducement to JHC to make such prepayment, the Company credited JHC with an aggregate of approximately $996,000. As a result, the Company recorded a non-operating loss during the quarter ended August 31, 2000 of approximately $496,000 in connection with this transaction.

Notes receivable consist of the following:


                                                                                             MAY 31,
                                                                                      2001           2000
                                                                                     ------         ------
                                                                                     (Amounts in thousands)
     8% promissory note, payable in monthly installments of approximately
        $1,400, with a $146,000 principal payment due at maturity on
        April 1, 2006 (see Note 14) .........................................        $  168         $1,172
     Less current maturities ................................................            (4)           (27)
                                                                                     ------         ------
                                                                                     $  164         $1,145
                                                                                     ======         ======

NOTE 10 -- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

                                                                                             MAY 31,
                                                                                      2001          2000
                                                                                     ------        -------
                                                                                     (Amounts in thousands)
          Accounts payable......................................................     $    549      $   628
          Accrued restructuring.................................................           --          104
          Accrued salaries and wages............................................          371          558
          Accrued vacation......................................................          125          168
          Accrued legal and audit...............................................          221          503
          Payable to third-party intermediaries.................................        1,050        1,321
          Other accrued liabilities.............................................          954          921
          Deferred compensation.................................................           32           29
                                                                                     --------      -------
                                                                                     $  3,302      $ 4,232
                                                                                     ========      =======

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 11 - RESTRUCTURING

         During Fiscal 2000, following the termination of two major contracts on December 31, 1999, the Company underwent a restructuring that included the closing of the Company's California administrative office, terminating related executive and staff positions, and centralizing certain contract management and clinical functions. The Company incurred restructuring charges of $881,000 in connection therewith, including a separation payment of $760,000 to the Company's former Chairman and CEO. Rentals under the lease for the California office were assumed by an entity affiliated with the Company's former Chairman and CEO. In addition, during Fiscal 1999, the Company incurred restructuring charges of $600,000 related to the loss of a major contract in Puerto Rico. Following is an analysis of the restructuring charges together with related payments reflected in a reserve for restructuring charges:

FISCAL 2001
                                                       BALANCE                                       BALANCE
                                                       JUNE 1,                     PAYMENTS/         MAY 31,
                                                        2000        EXPENSE         CHARGES           2001
                                                                      (Amounts in thousands)
                                                       -----------------------------------------------------
     RESTRUCTURING:
       Severance and separation benefits ......        $   --        $   --         $     --         $   --
         Write-off of assets ..................            10           (10)              --             --
         Other closing costs ..................            35           (20)             (15)            --
                                                       ------        ------         --------         ------
     Totals ...................................        $   45        $  (30)        $    (15)        $   --
      Puerto Rico and other prior reserves ....            59            --              (59)            --
                                                       ------        ------         --------         ------
     Totals ...................................        $  104        $  (30)        $    (74)        $   --
                                                       ======        ======         ========         ======


FISCAL 2000
                                                       BALANCE                                       BALANCE
                                                       JUNE 1,                     PAYMENTS/         MAY 31,
                                                        1999        EXPENSE         CHARGES           2000
                                                                      (Amounts in thousands)
                                                       -----------------------------------------------------
     RESTRUCTURING:
       Severance and separation benefits ......        $   --        $  721         $   (721)        $   --
         Write-off of assets(1) ...............            --           116             (106)            10
         Other closing costs ..................            --            44               (9)            35
                                                       ------        ------         --------         ------
     Totals ...................................        $   --        $  881         $   (836)        $   45
      Puerto Rico and other prior reserves ....           433           (50)            (324)            59
                                                       ------        ------         --------         ------
     Totals ...................................        $  433        $  831         $ (1,160)        $  104(2)
                                                       ======        ======         ========         ======

(1)      Includes $90,000 for write-off of leasehold improvements.
(2) Included in Accounts payable and accrued liabilities at May 31, 2000 (see Note 10 - "Accounts Payable and Accrued Liabilities").


FISCAL 1999
                                                       BALANCE                                       BALANCE
                                                       JUNE 1,                     PAYMENTS/         MAY 31,
                                                        1998        EXPENSE         CHARGES           1999
                                                                      (Amounts in thousands)
                                                       -----------------------------------------------------
     RESTRUCTURING:
       Severance and separation benefits ......        $   --        $  178         $   (143)        $   35
         Write-down of fixed assets(1) ........            --           242              (32)           210
         Other closing costs ..................            --           180               --            180
                                                       ------        ------         --------         ------
     Totals ...................................        $   --        $  600         $   (175)        $  425
      Other prior reserves ....................             8            --               --              8
                                                       ------        ------         --------         ------
     Totals ...................................        $    8        $  600         $   (175)        $  433
                                                       ======        ======         ========         ======


(1) Includes $177,000 for write-off of leasehold improvements.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 12 -- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                            MAY 31,
                                                                                       2001         2000
                                                                                    ---------      -------
                                                                                    (Amounts in Thousands)
          7 1/2% convertible subordinated debentures due April, 2010, interest
             payable semi-annually in April and October.........................      $ 2,244      $ 2,244
                                                                                      =======        =====


         On July 24, 1998, the Company completed a debenture exchange offer with its debentureholders. An aggregate of $0.4 million of principal amount of Debentures, representing approximately 17% of the issued and outstanding Debentures, were tendered for exchange to the Company pursuant to the terms of the Exchange Offer and a total of 33,185 shares of Common Stock were issued by the Company. The resulting gain on the Debenture Exchange of $0.1 million after related costs and expenses was recorded as an extraordinary gain in the accompanying consolidated statement of operations for the year ended May 31, 1999. The debentures are convertible into approximately 9,000 shares of Common Stock at a conversion price of $248.12 per share.

NOTE 13 -- INCOME TAXES

         Provision for income taxes consists of the following:

                                                                                      YEAR ENDED MAY 31,
                                                                                  2001      2000     1999
                                                                                  ----      ----     ----
                                                                                  (Amounts in thousands)
         Current:
         Federal..........................................................       $ --       $ --    $  --
         State............................................................         35         13     (146)
                                                                                 ----       ----    -----
                                                                                 $ 35       $ 13    $(146)
                                                                                 ====       ====    =====


         Reconciliation between the provision for income tax applicable to continuing operations and the amount computed by applying the statutory Federal income tax rate (34%) to loss from continuing operations before income tax is as follows:

                                                                                          YEAR ENDED MAY 31,
                                                                                    2001        2000          1999
                                                                                    ----        ----          ----
                                                                                         (Amounts in thousands)
     Income tax benefit at the statutory tax rate...............................    $ (317)  $ (1,957)     $ (1,407)
     State income tax benefit, net of federal tax effect........................       (37)      (228)         (158)
     Non-deductible items.......................................................       111        161            52
     Benefit of net operating loss carryforward not recognized..................       243      2,024         1,286
     Other, net.................................................................        35         13            81
                                                                                   -------   --------      --------
                                                                                   $    35   $     13      $   (146)
                                                                                   =======   ========      ========

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         Significant components of the Company's deferred tax assets and deferred tax liabilities are as follows:

                                                                                                  MAY 31,
                                                                                           2001             2000
                                                                                           ----             ----
                                                                                          (Amounts in thousands)
    Deferred Tax Assets:
         Net operating loss carryforwards.......................................         $ 15,296       $ 15,345
         Alternative minimum tax credits........................................              667            667
         Payable to Third Party Intermediaries..................................              361            459
         Employee benefits and options..........................................              160            191
         Other, net.............................................................              296            406
                                                                                         --------       --------
              Total Deferred Tax Assets.........................................           16,780         17,068
         Valuation Allowance....................................................          (15,863)       (16,151)
                                                                                         --------       --------
         Net Deferred Tax Assets................................................              917            917
                                                                                         --------       --------
     Deferred Tax Liabilities:
         State income taxes.....................................................             (386)          (386)
         Cash to accrual differences............................................             (531)          (531)
                                                                                         --------            ---
              Total Deferred Tax Liabilities....................................             (917)          (917)
                                                                                         --------       --------
     Net Deferred Tax Assets....................................................         $      0       $      0
                                                                                         ========       ========

         At May 31, 2001, the Company had Federal accumulated net operating loss carryforwards of approximately $40.3 million, which expire in 2010 through 2021. In addition, the Company has a minimum tax credit carryover of approximately $0.7 million against regular tax in the event that regular tax expense exceeds the alternative minimum tax expense.

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

         After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at May 31, 2001 and 2000, was necessary to offset the deferred tax assets based on the likelihood of future realization.

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Service ("IRS") of the appropriateness of the 172(f) carryback. The other refunds requested under Section 172(f) for prior years of $7.7 million have not been received, nor has the Company recognized any tax benefit related to these potential refunds.

         On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $6.7 million through May 31, 2001. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as "other receivable" in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

         On July 11, 2000, the Company submitted an Offer in Compromise (the "Offer") to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. The IRS is currently evaluating the Offer. A preliminary meeting with the IRS with respect to the Offer took place in October 2000 and, subsequent to this meeting, the Company has provided additional documents to the IRS. The Company has continued its discussions with the IRS during the first quarter of Fiscal 2002 and expects to continue such discussions during the second quarter of Fiscal 2002. There can be no assurance that the IRS will accept the Offer.

         If the IRS were to disallow the refunds claimed, or the terms of the Offer in Compromise as presented or modified are not adhered to, the Company will have additional loss carry forwards of approximately $50 million, which will expire if unused by the year 2010.

NOTE 14 -- DISCONTINUED OPERATIONS

         On March 11, 1999, the Company sold its Aurora, Colorado hospital for $3.3 million of cash plus a $1.2 million note receivable (see Note 9), and recognized a loss on sale of $416,000. This sale completed the Company's plan to dispose of its hospital business segment. Financial information relating to the operation of the discontinued hospital business follows:


                                                                               FISCAL YEAR ENDED
                                                                                 MAY 31, 1999*
                                                                             (Amounts in thousands)
Operating revenues........................................................          $ 2,713
Costs and expenses:
   Healthcare operating expenses..........................................            2,492
   General and administrative expenses....................................               16
   Provision for doubtful accounts........................................              521
   Depreciation and amortization..........................................               18
                                                                                    -------
                                                                                      3,047
                                                                                    -------
Loss from operations......................................................          $  (334)
                                                                                    =======

         *Year-to-date through the November 30, 1998 measurement date.

         During the fiscal year ended May 31, 1999, the Company sold its non-operating facility located in Fort Worth, Texas for $1.8 million in cash, which approximated its net book value.

NOTE 15 -- EMPLOYEE BENEFIT PLAN

         The Company offers a 401(k) Plan (the "Plan"), which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed six consecutive months of employment are eligible to participate in the Plan. Effective June 1, 1995, eligibility was modified to six months of employment and a minimum of twenty
(20) regularly scheduled hours per week. Each participant may contribute from 2% to 15% of his or her compensation to the Plan subject to limitations on the highly compensated employees to ensure the Plan is non-discriminatory. Company contributions are discretionary and are determined by the Company's Board of Directors or the Planning Committee. The Company's employer matching contributions were $10,000, $17,000, and $22,000 to the Plan in Fiscal 2001, 2000, and 1999 respectively.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 16 -- PREFERRED STOCK, COMMON STOCK, AND STOCK OPTION PLANS

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

         Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at May 31, 2001:

     Convertible debentures.....................................................            9,044
     Outstanding stock options..................................................          888,525
     Possible future issuance under stock option plans..........................          214,184
                                                                                        ---------
     Total......................................................................        1,111,753
                                                                                        =========

Stock Option Plans

         The Company has a 1995 Incentive Plan (the "1995 Plan"). The 1995 Plan provides for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants to the Company. Grants issued under the 1995 Plan may qualify as Incentive Stock Options ("ISOs") under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of either 33% each year or 50% each six

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

months. Options for Non-statutory Stock Options ("NSOs") may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The 1995 Plan also provides for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance under the 1995 Plan is 1,000,000. As of May 31, 2001, there were 28,350 options available for grant and there were 888,525 options outstanding, of which 653,275 options were exercisable, under the 1995 Plan.

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

         The Company has a non-qualified stock option plan for its outside directors (the "Directors' Plan"). Each non-qualified stock option is exercisable at a price equal to the Common Stock's fair market value as of the date of grant. Initial grants vest annually in 25% increments beginning on the first anniversary of the date of grant, provided the individual is still a director on those dates. Annual grants will become 100% vested as of the first annual meeting of the Company's stockholders following the date of grant, provided the individual is still a director as of that date. An optionee who ceases to be a director shall forfeit that portion of the option attributable to such vesting dates on or after the date he or she ceases to be a director. The maximum number of shares authorized for issuance under the Directors' Plan is 250,000. As of May 31, 2001, there were 185,834 options available for grant under the Directors' Plan. The Company had no outside directors and there were no options outstanding to former directors as of May 31, 2001.

A summary of the Company's stock option activity and related information for the years ended May 31 is as follows:

                                                                                                          WEIGHTED
                                                                                                      AVERAGE EXERCISE
                                                                                  SHARES                    PRICE
                                                                                 --------             ----------------
     Outstanding as of May 31, 1998............................................   724,215                   $ 9.24
     Cancelled.................................................................  (474,550)                    9.15
     Granted...................................................................   548,651                     5.21
     Exercised.................................................................   (22,000)                    7.20
     Forfeited.................................................................  (208,283)                    8.84
                                                                                 --------

     Outstanding as of May 31, 1999............................................   568,033                   $ 5.63
     Cancelled.................................................................  (222,500) (a)                4.89
     Granted...................................................................   896,750                     0.48
     Forfeited.................................................................  (357,608)                    4.14
                                                                                 --------

     Outstanding as of May 31, 2000............................................   884,675                   $ 1.19
     Granted...................................................................   181,000                     0.29
     Forfeited.................................................................  (177,150)                    2.05
                                                                                 --------

     Outstanding as of May 31, 2001............................................   888,525                   $ 0.84
                                                                                 ========

(a) Includes 120,000 options exercisable at $6.6875 per share held by former Chief Executive Officer that were cancelled in connection with his separation from the Company in January 2000.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

A summary of options outstanding and exercisable as of May 31, 2001 follows:

                                                 WEIGHTED-          WEIGHTED-                         WEIGHTED-AVERAGE
                             EXERCISE             AVERAGE            AVERAGE                          EXERCISE PRICE OF
          OPTIONS             PRICE              EXERCISE           REMAINING          OPTIONS           EXERCISABLE
        OUTSTANDING           RANGE                PRICE        CONTRACTUAL LIFE     EXERCISABLE           OPTIONS
        -----------      ------------------     ----------      ----------------     -----------      -----------------
          331,000        $  0.25 - $ 0.2656       $ 0.26              9.04             195,750              $ 0.26
          453,500        $  0.50 - $ 0.5625       $ 0.56              8.44             353,500              $ 0.55
          104,025        $3.5625 - $   4.00       $ 3.92              7.53             104,025              $ 3.92
          -------                                                                      -------
          888,525                                 $ 0.84              8.56             653,275              $ 1.00
          =======                                                                      =======

         Adjusted pro forma information regarding net income or loss and earnings or loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The weighted average fair values of options granted were $0.14, $0.41, and $4.91 in Fiscal 2001, 2000, and 1999, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

         The fair value of these options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                                   YEAR ENDED MAY 31,
                                                                          2001          2000               1999
                                                                        --------     ------------        --------
     Volatility factor of the expected market price of the
        Company's Common Stock...................................          95.0%            65.0%           63.0%
     Expected life (in years) of the options.....................       5 and 4      6, 5, and 4         5 and 4
     Risk-free interest rate.....................................           5.8%             6.5%            5.5%
     Dividend yield..............................................             0%               0%              0%

The Company's pro forma information is as follows (in thousands except for loss per share information):


                                                                                       YEAR ENDED MAY 31,
                                                                               2001           2000          1999
                                                                             --------       ---------     ---------
     Pro forma net loss attributable to common stockholders...............   $ (1,132)      $ (6,461)     $ (4,773)
     Pro forma net loss per common share:
        Basic.............................................................   $  (0.30)      $  (1.69)     $  (1.34)
        Diluted...........................................................   $  (0.30)      $  (1.69)     $  (1.34)

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 17 -- COMMITMENTS AND CONTINGENCIES

Lease Commitments

         The Company leases certain facilities and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases applicable to continuing operations was $0.7 million, $0.8 million, and $1.3 million for fiscal years 2001, 2000, and 1999, respectively. During Fiscal 2000 and Fiscal 1999, the Company received rental income of $84,000 and $106,000, respectively, in connection with the sublease of a portion of its California facilities (which were closed in Fiscal 2000) to entities operated by the Company's former Chief Executive Officer ("CEO"). The Company has no future obligation under the California lease, having completed a transfer of this lease in Fiscal 2000 to an entity managed by the Company's former CEO.

         On February 2, 2001, the Company entered into a lease agreement for premises to serve as the principal business and executive offices for the Company and CBC, its principal operating subsidiary. CBC is the principal lessee under the lease, and the Company is the guarantor of the lease. The lease, which began on March 22, 2001, is for a term of 5 years and 2 months and provides for a base rent of approximately $22,000 per month for the first 12 months of the lease term, with intervening escalations during each successive 12 month period under the lease term, with a final monthly rental of approximately $25,000. In connection with this lease, the Company posted a lease security deposit in February 2001, in the amount of $65,000.

         Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at May 31, 2001:

         FISCAL YEAR                                                                 OPERATING LEASES
                                                                                     ----------------
                                                                                  (Amounts in thousands)
         2002...................................................................         $   530
         2003...................................................................             423
         2004...................................................................             387
         2005...................................................................             211
         2006...................................................................              73
         Later Years............................................................               0
                                                                                         -------
         Total minimum lease payments...........................................         $ 1,624
                                                                                         =======

Other Commitments and Contingencies

(1) During the fiscal year ended May 31, 2000, the Company renewed one contract, which included a requirement that the Company maintains a $550,000 performance bond throughout the two-year renewal term of the contract. This bond was secured by a $150,000 cash deposit, which is included in the non-current, restricted cash balance at May 31, 2001 and 2000. The original term of the bond was for one year and the bond is automatically renewable as long as the contract remains in force.

(2) On February 19, 1999, the California Superior Court denied the Company's Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as "outliers". The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999.

         During the year ended May 31, 2001, the Company lowered its estimate by approximately $0.3 million specific to interest charges that were previously accrued in connection with this liability. This change in estimate was based on information provided to the Company by the California Department of Health Services. As of May 31, 2001, the Company has approximately $1.0 million accrued relating to this matter.

         On March 29, 2001, the Company submitted an offer to the State of California to resolve this liability at a substantially reduced amount. On April 23, 2001, the Company received a letter, dated April 11, 2001,

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

         from the State of California advising the company that its proposed settlement offer was not accepted and, additionally, requesting payment of approximately $0.8 million. The Company is contemplating a second settlement offer. There can be no assurance that the State of California will give consideration to such offer or agree to alternate terms.

(3) With respect to the contingency related to prior years' income taxes, see Note 13, "Income Taxes".

(4) During the year ended May 31, 2001, the Company reached an agreement with Humana to resolve all outstanding disputed matters with Humana Health Plans of Puerto Rico, Inc. related to the Company's contract with Humana, which expired on March 31, 1999. Such settlement did not require any payment by either party. As a result of the resolution, the Company has removed the $10.5 million receivable and related accrued claims payable from the accompanying balance sheet. These amounts were specific to the pharmacy and laboratory costs that were the financial responsibility of the Company, but were administered by Humana. Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company had previously reported a 100% loss ratio for the contract. Additionally, as a result of the resolution, Humana released approximately $1.0 million to the Company, which was previously restricted in accordance with the terms of the contract. Accordingly, the May 31, 2001 balance sheet reflects the reclassification of $1.0 million from restricted cash to cash and cash equivalents.

(5) The Company would remain liable to perform the services covered under subcapitation agreements if the parties with which the Company subcapitates were unable to fulfill their responsibilities under such agreements.

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

         The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of transmitted information. Entities subject to HIPAA include all healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company will incur costs to insure the adequacy and security of its healthcare information system and communication networks. Additionally, the Company may incur costs to implement the specific transaction codes required by HIPAA for claims, payment, enrollment, eligibility, or to become compliant with security and privacy rules, which may be more stringent for providers of certain behavioral healthcare services. The expected timetable to be compliant is currently October 2002 for transaction code changes and April 2003 for compliance with the privacy rules. The Company is currently evaluating its systems and policies that are impacted by HIPAA. While these efforts will be ongoing, the Company expects to meet all compliance rules and timetables with respect to the HIPAA regulations. Failure to do so may result in penalties and have a material adverse effect on the Company's ability to retain its customers or to gain new business.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 18 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

FISCAL 2001                                                                    QUARTER ENDED                            FISCAL YEAR
                                                          8/31/00        11/30/00         2/28/01         5/31/01           TOTAL
                                                          -------         -------         -------         -------         --------
                                                                       (Amounts in thousands, except per share data)
NET SALES...............................................  $ 3,739         $ 4,441         $ 4,560         $ 6,234         $ 18,974
                                                          -------         -------         -------         -------         --------
GROSS PROFIT............................................      522             833             907             604            2,866
                                                          -------         -------         -------         -------         --------
General and administrative expenses.....................      952             929             930           1,006            3,817
Recovery of doubtful accounts...........................      (15)            (26)            (41)           (357)            (439)
Depreciation and amortization...........................      172             169             168             147              656
Other expense (income)..................................      523            (268)           (215)            (91)             (51)
                                                          -------         -------         -------         -------         --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS...  $(1,110)(a)        $ 29 (b)        $ 65 (c)     $  (101)(d)     $ (1,117)
                                                          =======         =======         =======         =======         ========
Basic and diluted net income (loss) per share...........  $ (0.29)(a)     $  0.01 (b)      $ 0.02 (c)     $ (0.03)(d)     $  (0.29)
                                                          =======         =======         =======         =======         ========
Weighted Average Common Shares Outstanding..............    3,818           3,818           3,818           3,818            3,818
                                                          =======         =======         =======         =======         ========

(a) Includes a $0.5 million non-operating loss related to the note receivable prepayment arrangement.
(b) Includes a $0.3 million reduction in interest expense in connection with a change in estimate specific to one third party liability and $0.2 million of income in connection with one legal settlement.
(c) Includes $0.2 million of income in connection with one legal settlement.
(d) Includes a $0.3 million bad debt recovery specific to one contract that terminated in 1999 and $0.1 million of non-operating income specific to proceeds received from one insurance settlement in which the Company was a claimant.


FISCAL 2000                                                                    QUARTER ENDED                            FISCAL YEAR
                                                          8/31/99        11/30/99         2/29/00         5/31/00           TOTAL
                                                          -------         -------         -------         -------         --------
                                                                       (Amounts in thousands, except per share data)
NET SALES...............................................  $ 5,250         $ 4,882         $ 3,790         $ 3,797         $ 17,719
                                                          -------         -------         -------         -------         --------
GROSS PROFIT............................................    1,169 (a)         343             (34)            440            1,918
                                                          -------         -------         -------         -------         --------
General and administrative expenses.....................    2,089 (a)       1,888           1,767           1,230            6,974
Recovery of doubtful accounts...........................     (336)           (163)            (76)            (31)            (606)
Depreciation and amortization...........................      215             215             181             183              794
Restructuring expenses..................................       --              --             884             (53)             831
Other expense (income)..................................      (51)            (51)             (3)           (204)            (309)
                                                          -------         -------         -------         -------         --------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS............  $  (748)        $(1,546)(b)     $(2,787)(c)     $  (685)(d)     $ (5,766)
                                                          =======         =======         =======         =======         ========
Basic and diluted net loss per share....................  $ (0.20)        $ (0.40)(b)     $ (0.73)(c)     $ (0.18)(d)     $  (1.51)
                                                          =======         =======         =======         =======         ========
Weighted Average Common Shares Outstanding..............    3,818           3,818           3,818           3,818            3,818
                                                          =======         =======         =======         =======         ========

(a) Reflects a $0.6 million reclassification between Healthcare Operating and General and Administrative Expenses to conform to the 2001 presentation. This reclassification had no effect on the previously reported results of operations or stockholders' deficit.
(b) Includes $0.1 million of costs in connection with the NCQA accreditation.
(c) Includes $0.9 million of restructuring expenses in connection with the elimination of the Company's California office and affiliated employees and approximately $0.1 million of non-operating gains.
(d) Includes $0.3 million of revenue related to favorable cost report settlements completed during the year and $0.1 million of non-operating gains, primarily related to property tax refunds received specific to assets disposed of during Fiscal 1999 or earlier.

Fiscal 2000 results also included approximately $0.1 million of operating costs incurred to manage the Company's Year 2000 readiness program.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                    PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

ITEMS 10 AND 11.  DIRECTORS AND EXECUTIVE  COMPENSATION

         The Company expects to file its definitive proxy statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year. The information set forth therein under "Election of Directors" and "Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required is set forth under the caption "Principal Stockholders" in the proxy statement for the 2001 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required is set forth under the caption "Election of Directors" in the proxy statement for the 2001 annual meeting of stockholders and is incorporated herein by reference.

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.   Financial Statements - Included in Part II of this report:
              Report of Independent Certified Public Accountants
              Consolidated Balance Sheets, May 31, 2001 and 2000
              Consolidated Statements of Operations, Years Ended May 31, 2001, 2000 and 1999 Consolidated Statements of Stockholders' Deficit, Years Ended May 31, 2001, 2000 and 1999 Consolidated Statements of Cash Flows, Years Ended May 31, 2001, 2000 and 1999 Notes to Consolidated Financial Statements

         2.   Financial Statement Schedules:

              None.

         Other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         3.   Exhibits:

         Number                     Description and Reference
         ------                     -------------------------
         3.1      Restated Certificate of Incorporation as amended. (7)
         3.2      Restated Bylaws as amended July 20, 2000. (14)
         4.1      Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible Subordinated Debentures. (1)
         4.2      Rights Agreement dated as of April 19, 1988 between the Company and Security
                  Pacific National Bank.(2)
         4.3      Rights Agreement between the Registrant and Continental Stock Transfer & Trust
                  Company dated April 19, 1988 restated and amended October 21, 1994. (6)
         4.4      Form of Common Stock Certificate. (11)
         10.1     Form of Stock Option Agreement. *(3)
         10.2     Form of Indemnity Agreement as amended March 24, 1994. *(5)
         10.3     The Company's Employee Savings Plan as amended and restated as of June 30, 1993.
                  *(4)
         10.4     1988 Incentive Stock Option and 1988 Non-statutory Stock Option Plans, as amended.
                  *(6)
         10.5     Directors and Officers Trust dated February 27, 1995 between the Company and Mark
                  Twain Bank. *(7)
         10.6     Comprehensive Care Corporation 1995 Incentive Plan. *(9)
         10.7     Amended and Restated Non-Employee Director's Stock Option Plan. *(8)
         10.9     Employment agreement dated September 14, 1998 between the Company and Robert J.
                  Landis. *(12)
         10.10    Addendum to employment agreement between the Company and Robert J. Landis. (13)
         10.11    Employment agreement dated July 2, 1999 between the Company and Mary Jane Johnson.
                  *(10)
         21.      List of the Company's active subsidiaries (filed herewith).
         23.      Consent of Richard A. Eisner & Company, LLP (filed herewith).
         99.1     Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998. (15)

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(7) Filed as an exhibit to the Company's Form 10-Q for the quarter ended February 28, 1995.
(8) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended May 31, 1995.
(9)      Filed as an exhibit to the Company's Form 8-K dated January 30, 1997.
(10)     Filed as an exhibit to the Company's Form 8-K dated July 2, 1999.
(11) Filed with original of Registration Statement on Form S-1, dated January 29, 1997.
(12)     Filed as an exhibit to the Company's Form 8-K dated September 24, 1998.
(13)     Filed as an exhibit to the Company's Form 8-K dated November 25, 1998.
(14) Filed as an exhibit to the Company's Form 10-K for the Fiscal Year ended May 31, 2000.
(15)     Filed as an exhibit to the Company's Form 8-K dated November 25, 1998.

(b)  Reports on Form 8-K.

         1) The Company filed a current report on Form 8-K, dated March 2, 2001, to report under Item 5 that the Company's principal operating subsidiary, Comprehensive Behavioral Care, Inc. ("CBC") had been selected by one HMO to manage behavioral healthcare benefits for its Connecticut members.

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

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 24, 2001.

                         COMPREHENSIVE CARE CORPORATION

                               By   /s/      MARY JANE JOHNSON
                                  ----------------------------------------------
                                           Mary Jane Johnson
                                  President and Chief Executive Officer
                                      (Principal Executive Officer)


                               By   /s/      ROBERT J. LANDIS
                                  ----------------------------------------------
                                                Robert J. Landis
                                      Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.

SIGNATURE                              TITLE                                            DATE
                                       Chairman of the Board of Directors,
                                       Chief Financial Officer, and Treasurer
                                       (Principal Financial and
/s/   ROBERT J. LANDIS                 Accounting Officer)                           August 24, 2001
-------------------------------
Robert J. Landis

                                       President, Chief Executive Officer,
/s/   MARY JANE JOHNSON                and Director                                  August 24, 2001
-------------------------------
Mary Jane Johnson

                 COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

                                  Exhibit Index

                         Fiscal Year Ended May 31, 2001

EXHIBIT
NUMBER    DESCRIPTION                                                PAGE NUMBER
------    -----------                                                -----------
21        List of the Company's subsidiaries  ............................43
23        Consent of Richard A. Eisner & Company, LLP  ...................44