Form 10-Q
period 2001-08-31
COMPREHENSIVE CARE CORP
filed 2001-10-12
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the period ended August 31, 2001.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

Commission File Number 1-9927

COMPREHENSIVE CARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2594724

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 South Hoover Blvd, Suite 200, Tampa, FL 33609
(Address of principal executive offices and zip code)

(813) 288-4808

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Classes	Outstanding at October 10, 2001

Common Stock, par value $.01 per share	3,867,303

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Index

Page

PART I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets, August 31, 2001 and May 31, 2001	3

Consolidated Statements of Operations for the Three Months ended August 31, 2001 and 2000	4

Consolidated Statements of Cash Flows for the Three Months ended August 31, 2001 and 2000	5

Notes to Consolidated Financial Statements	6-11

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-14

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS	14-15

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K	15

SIGNATURES	16

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

Consolidated Balance Sheets

	August 31,	May 31,
	2001	2001

	(unaudited)
	(Amounts in thousands)
Current assets:

Cash and cash equivalents	$3,769	$2,891

Restricted cash	49	48

Accounts receivable, less allowance for doubtful accounts of $5 and $11	455	422

Accounts receivable — managed care reinsurance contract	746	783

Other receivable	2,548	2,548

Other current assets	492	817

Total current assets	8,059	7,509

Property and equipment, net	464	555

Notes receivable	163	164

Goodwill, net	991	936

Restricted cash	577	561

Other assets	26	29

Total assets	$10,280	$9,754

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:

Accounts payable and accrued liabilities	$3,214	$3,302

Accrued claims payable	2,949	3,071

Accrued reinsurance claims payable	1,435	783

Unbenefitted tax refunds received	12,092	12,092

Income taxes payable	41	31

Total current liabilities	19,731	19,279

Long-term liabilities:

Long-term debt	2,244	2,244

Other liabilities	3	9

Total long-term liabilities	2,247	2,253

Total liabilities	21,978	21,532

Commitments and Contingencies (Notes 4 and 7)
Stockholders’ deficit:

Preferred stock, $50.00 par value; authorized 60,000 shares; none issued	—	—

Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 3,867,303 and 3,817,803	39	38

Additional paid-in-capital	51,838	51,813

Accumulated deficit	(63,575)	(63,629)

Total stockholders’ deficit	(11,698)	(11,778)

Total liabilities and stockholders’ deficit	$10,280	$9,754

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	August 31,

	2001	2000

	(Amounts in thousands,
	except per share data)

Operating revenues	$6,126	$3,739

Costs and expenses:

Healthcare operating expenses	5,210	3,217

General and administrative expenses	826	952

Recovery of doubtful accounts	(14)	(15)

Depreciation and amortization	101	172

	6,123	4,326

Operating income (loss) before items shown below	3	(587)

Other income (expense):

Non-operating income	15	—

Loss in connection with prepayment of note receivable	—	(496)

Interest income	33	50

Interest expense	(45)	(76)

Income (loss) before income taxes	6	(1,109)

Income tax expense	7	1

Loss before cumulative effect of change in accounting principle	(1)	(1,110)

Cumulative effect of change in accounting principle	55	—

Net income (loss) attributable to common stockholders	$54	$(1,110)

Basic and diluted income (loss) per share:

Loss before cumulative effect of change in accounting principle	$—	$(0.29)

Cumulative effect of change in accounting principle	0.01	—

Net income (loss)	$0.01	$(0.29)

See accompanying notes

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	August 31,

	2001	2000

	(Amounts in thousands)
Cash flows from operating activities:

Net income (loss)	$54	$(1,110)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	101	172

Cumulative effect of change in accounting principle	(55)	—

Compensation expense — stock options issued	—	6

Loss in connection with prepayment of note receivable	—	496

Changes in assets and liabilities:

Accounts receivable	(33)	(73)

Accounts receivable — managed care reinsurance contract	37	—

Other current assets, restricted funds, and other non-current assets	311	(376)

Accounts payable and accrued liabilities	(64)	(264)

Accrued claims payable	(122)	76

Accrued reinsurance claims payable	652	—

Income taxes payable	10	(11)

Other liabilities	(6)	(14)

Net cash provided by (used in) operations	885	(1,098)

Cash flows from investing activities:

Payments received on note receivable	1	507

Additions to property and equipment	(8)	(6)

Net cash provided by (used in) investing activities	(7)	501

Net increase (decrease) in cash and cash equivalents	878	(597)

Cash and cash equivalents at beginning of year	2,891	2,518

Cash and cash equivalents at end of period	$3,769	$1,921

See accompanying notes

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

     The consolidated balance sheet as of August 31, 2001, and the related consolidated statements of operations and cash flows for the three months ended August 31, 2001 and August 31, 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended August 31, 2001 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

     The consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The balance sheet at May 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. Notes to consolidated financial statements included in Form 10-K for the year ended May 31, 2001 on file with the Securities and Exchange Commission provide additional disclosures and a further description of accounting policies.

     The Company’s financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties described in Note 3 — “Liquidity and Capital Resources”.

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

Note 2 — Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”, which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 31, 2001 and permits early adoption for companies with a fiscal year beginning after March 15, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. The Company has elected to adopt SFAS 142 effective June 1, 2001 and, as a result, there has been no amortization expense recorded during Fiscal 2002 (see Note 6). In accordance to SFAS 142, the Company will perform an impairment test within six months of the adoption date, at least annually thereafter, and whenever events and circumstances occur that might effect the carrying value of these assets.

Note 3 — Liquidity and Capital Resources

     At August 31, 2001, the Company had unrestricted cash and cash equivalents of $3.8 million. During the three months ended August 31, 2001, $0.9 million was provided by the Company’s operating activities. The Company reported net income of approximately $0.1 million for the three months ended August 31, 2001, which includes approximately $0.1 million specific to the cumulative effect of a change in accounting principle (see Note 6). This compares to a net loss of $1.1 million for the three months ended August 31, 2000. The Company has an accumulated deficit of $63.6 million and total stockholders’ deficit of $11.7 million as of August 31, 2001. Additionally, the Company’s current assets at August 31, 2001 amounted to approximately $8.1 million and current liabilities were approximately $19.7 million, resulting in a working capital deficiency of approximately $11.7 million. The working capital deficiency referred to above results primarily from a $12.1 million liability related to

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 7 — “Income Taxes”).

     Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to it during Fiscal 2002 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company. The Company does not currently engage in transactions relating to market sensitive risk instruments.

     The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustment that may result from the outcome of this uncertainty.

     During Fiscal 2001 and Fiscal 2000, management took steps to trim costs and save cash, including making significant staff reductions, centralizing certain contract management and clinical functions, and eliminating the Company’s California administrative office and related executive staff positions. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and, ultimately, to attain profitability.

Note 4 — Major Customers/Contracts

(1)	The Company had contracts with Humana Health Plans (“Humana”) under which it provided services to members in Florida. Effective June 30, 2000, Humana completed the sale of its North Florida Medicaid business to HealthEase of Florida, Inc. Additionally, Humana’s contracts with the Company, which cover specific commercial, Medicaid and Medicare populations of approximately 60,000 members in Florida terminated September 30, 2000. Humana contracts accounted for $0.6 million, or 16.8%, of operating revenue for the quarter ended August 31, 2000.

Effective July 1, 2000, the Company entered into a contract with one HMO to continue to provide behavioral healthcare services to approximately 100,000 of 160,000 Florida members that were managed by the Company under prior contracts with Humana. The combined revenue from the contracts that were transitioned from Humana, plus two additional contracts that the Company has with this HMO, accounted for 15.7%, or $1.0 million, of the Company’s operating revenues during the quarter ended August 31, 2001 compared to 14.8%, or $0.6 million, for the quarter ended August 31, 2000. Additionally, the Company has one major contract with an affiliate of this HMO (see Item 2 below).

(2)	During the fourth quarter of the fiscal year ended May 31, 2001, the Company implemented one new contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. For the quarter ended August 31, 2001, this contract represented approximately 15.6%, or $1.0 million, of the Company’s operating revenue. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program. During the quarter ended August 31, 2001, the Company filed reinsurance claims totaling approximately $1.2 million. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues or healthcare operating expenses. As of August 31, 2001, the Company has reported $0.7 million as a component of accounts receivable, with $1.4 million reported as accrued reinsurance claims payable, in the accompanying balance sheet. In the event that these reinsurance amounts are not collected by the Company, the Company could remain liable to perform services for the specific members that qualify for such reimbursements. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. As of August 31, 2001, there was a limited amount of historical data available to the Company for use in such estimates specific to this contract. Thus, actual results could differ from the claims payable amount reported as of August 31, 2001. While the Company believes its estimate to be adequate, management will review and make any necessary changes to its estimate as additional data becomes available.

(3)	The Company has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 8.3%, or $0.5 million, and 13.4%, or $0.5 million, of the Company’s operating revenue for the quarter ended August 31, 2001 and 2000, respectively. The Company renewed these contracts for two years, with effective dates of February 8, 2000.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(4)	During the fiscal year ended May 31, 2001, the Company implemented five new contracts to provide behavioral healthcare services to Florida members under contracts with one HMO. These combined contracts represented approximately 19.8%, or $1.2 million, and 10.5%, or $0.4 million, of the Company’s operating revenue for the quarter ended August 31, 2001 and 2000, respectively.

     The Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days’ written notice.

Note 5 — Notes Receivable

     In Fiscal 2001, the Company entered into a prepayment agreement and note modification with Jefferson Hills Corporation (“JHC”) in connection with the secured promissory note, which originated out of the sale in Fiscal 1999 of the Company’s Aurora, Colorado facility to JHC. The terms of the prepayment agreement required JHC to immediately remit $500,000 to the Company as a prepayment on the note. Additionally, the note was modified to reflect a remaining balance due totaling $170,000 and to require JHC to make monthly principal and interest payments until April 2006. One final principal payment in the amount of approximately $146,000 will be due from JHC in April 2006. As an inducement to JHC to make such prepayment, the Company credited JHC with an aggregate of approximately $996,000. As a result, the Company recorded a non-operating loss during the quarter ended August 31, 2000 of approximately $496,000 in connection with this transaction.

Note 6 — Goodwill

     Effective June 1, 2001, the Company adopted, on a prospective basis, SFAS 142, “Goodwill and Other Intangible Assets” (see Note 2). As a result of the early adoption of SFAS 142, no amortization expense was recorded during the quarter ended August 31, 2001 compared to approximately $18,000 of amortization expense recorded during the quarter ended August 31, 2000. SFAS 142 requires the elimination of any unamortized deferred credits immediately upon adoption of SFAS 142 and, as a result, the Company recognized $55,000 as the cumulative effect of a change in accounting principle.

     The following table presents net income (loss) and the earnings (loss) per basic and diluted share on a pro forma basis, after eliminating Fiscal 2001 amortization expense, making Fiscal 2001 results comparable with Fiscal 2002 (in thousands, except per share amounts):

	Three Months Ended
	August 31,
	2001	2000

Reported loss	$(1)	$(1,110)

Add back: Goodwill amortization	—	18

Reported loss before cumulative effect of change in accounting principle	(1)	(1,092)

Cumulative effect of change in accounting principle	55	—

Net income (loss) attributable to common stockholders	$54	$(1,092)

Basic and diluted loss per share:

Reported loss	$—	$(0.29)

Goodwill	—	—

Reported loss before cumulative effect of change in accounting principle	—	(0.29)

Cumulative effect of change in accounting principle	0.01	—

Net income (loss)	$0.01	$(0.29)

Weighted Average Common Shares Outstanding - basic	3,834	3,818

Weighted Average Common Shares Outstanding - diluted	3,989	3,818

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 7 — Income Taxes

     The Company’s provision for income taxes differs from the statutory rate of 34% due, primarily, to the Company’s increased valuation allowance for losses generated during the three months ended August 31, 2000.

     In connection with the filing of its Federal income tax returns for fiscal year 1995 and 1996, the Company filed a tentative refund claim to carry back losses described in Section 172(f) of the Internal Revenue Code (“IRC”), requesting a refund of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds for losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

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

     During fiscal years 1997 and 1996, the Company recognized a portion of the refunds received as a tax benefit of $0.3 million and $2.4 million, respectively. The balance of the refunds received, $12.1 million, is recorded as a deferred liability, “Unbenefitted tax refunds received”, pending resolution by the Internal Revenue Service (“IRS”) of the appropriateness of the 172(f) carryback. The other refunds requested under Section 172(f) for prior years of $7.7 million have not been received nor has the Company recognized any tax benefit related to these potential refunds.

     On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $7.1 million through August 31, 2001. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

     On July 11, 2000, the Company submitted an Offer in Compromise (the “Offer”) to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. The IRS is currently evaluating the Offer. A preliminary meeting with the IRS with respect to the Offer took place in October 2000 and, subsequent to this meeting, the Company has provided additional documents to the IRS. The Company has continued its discussions with the IRS during the first quarter of Fiscal 2002 and expects to continue such discussions during the second quarter of Fiscal 2002. There can be no assurance that the IRS will accept the Offer.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 8 — Basic and Diluted Earnings (Loss) Per Share

     Net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Convertible debentures were not included in the calculation of earnings (loss) per share as they are antidilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share in accordance with Statement No. 128, Earnings Per Share:

	Three Months Ended
	August 31,

	2001	2000

	(Amounts in thousands,
	except per share data)
	(Unaudited)
Numerator:

Loss before cumulative effect of change in accounting principle	$(1)	$(1,110)

Cumulative effect of change in accounting principle	55	—

Numerator for diluted earnings (loss) per share available to common stockholders	$54	$1,110

Denominator:

Weighted average shares	3,834	3,818

Effect of dilutive securities:

Employee stock options	155	—

Denominator for diluted earnings (loss) per share-adjusted weighted average shares after assumed conversions	3,989	3,818

Basic earnings (loss) per share:

Income (loss) before cumulative effect of change in accounting principle	$—	$(0.29)

Cumulative effect of change in accounting principle	0.01	—

Net income (loss)	$0.01	$(0.29)

Diluted earnings (loss) per share:

Income (loss) before cumulative effect of change in accounting principle	$—	$(0.29)

Cumulative effect of change in accounting principle	0.01	—

Net income (loss)	$0.01	$(0.29)

Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at August 31, 2001:

Convertible debentures	9,044

Outstanding stock options	884,475

Possible future issuance under stock option plans	218,234

Total	1,111,753

Note 9 — Commitments and Contingencies

(1)	During the fiscal year ended May 31, 2001, the Company implemented a major contract for one new client requiring that the Company maintains a $600,000 performance bond throughout the term of the contract. This bond, which was issued in September 2001 with an effective date of April 1, 2001, is unsecured and is automatically renewable as long as the contract remains in force.

(2)	During the fiscal year ended May 31, 2000, the Company renewed one contract, which included a requirement that the Company maintains a $550,000 performance bond throughout the two-year renewal term of the contract. This bond is secured by a $150,000 cash deposit, which is included in the non-current, restricted cash balance at August 31, 2001 and May 31, 2001. The original term of the bond was for one year and the bond is automatically renewable as long as the contract remains in force.

(3)	On February 19, 1999, the California Superior Court denied the Company’s Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as “outliers”. The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999.

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

(4)	With respect to the contingency related to prior years’ income taxes, see Note 7, “Income Taxes”.

(5)	The Company would remain liable to perform the services covered under subcapitation agreements if the parties with which the Company subcapitates were unable to fulfill their responsibilities under such agreements.

     From time to time, the Company and its subsidiaries are also parties and their property is subject to ordinary, routine litigation incidental to their business. In some pending cases, claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company’s financial statements.

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

     The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of transmitted information. Entities subject to HIPAA include all healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company will incur costs to insure the adequacy and security of its healthcare information system and communication networks. Additionally, the Company may incur costs to implement the specific transaction codes required by HIPAA for claims, payment, enrollment, eligibility, or to become compliant with security and privacy rules, which may be more stringent for providers of certain behavioral healthcare services. The expected timetable to be compliant is currently October 2002 for transaction code changes and April 2003 for compliance with the privacy rules. The Company is currently evaluating its systems and policies that are impacted by HIPAA. While these efforts will be ongoing, the Company expects to meet all compliance rules and timetables with respect to the HIPAA regulations. Failure to do so may result in penalties and have a material adverse effect on the Company’s ability to retain its customers or to gain new business.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 2 — Management’s discussion and analysis of financial condition and Results of operations

     This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under “Risk Factors – Important Factors Related to Forward-Looking Statements and Associated Risks” (page 13).

General

Results of Operations

     The following table summarizes the Company’s financial data for the three months ended August 31, 2001 and 2000 (in thousands):

The Three Months Ended August 31, 2001 Compared To The Three Months Ended August 31, 2000:

	Consolidated	Consolidated
	Operations	Operations
	Fiscal 2002	Fiscal 2001

Operating revenues	$6,126	$3,739

Healthcare operating expenses	5,210	3,217

General/administrative expenses	826	952

Other operating expenses	87	157

	6,123	4,326

Operating income (loss)	$3	$(587)

     The Company reported operating income of $3,000 for the quarter ended August 31, 2001. Additionally, operating revenues increased by $2.4 million, or 63.8%, for the quarter ended August 31, 2001 compared to the quarter ended August 31, 2000. This increase is attributable to two major contracts implemented during Fiscal 2001 and significant growth in membership specific to the Children’s Health Insurance Program in Texas.

     Healthcare operating expenses increased by approximately $2.0 million, or 62.0%, for the quarter ended August 31, 2001 as compared to the quarter ended August 31, 2000. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue decreased slightly from 86.0% for the quarter ended August 31, 2000 to 85.0% for the quarter ended August 31, 2001.

     General and administrative expenses decreased by approximately $0.1 million, or 13.2%, for the quarter ended August 31, 2001 as compared to the quarter ended August 31, 2000. This decrease is attributable to the Company’s continuing efforts to reduce general and administrative costs. General and administrative expense as a percentage of operating revenue decreased from 25.5% for the quarter ended August 31, 2000 to 13.5% for the quarter ended August 31, 2001.

     Other operating expenses decreased by $0.1 million for the quarter ended August 31, 2001 compared to the quarter ended August 31, 2000. This decrease is primarily attributable to a reduction in depreciation expense, which results from assets being fully depreciated and, also, from decreases in capital spending.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Except for historical information, the matters discussed that may be considered forward-looking statements may be subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected, including uncertainties in the market, pricing, competition, procurement efficiencies, other matters discussed in this quarterly report on Form 10-Q, and other risks detailed from time to time in the Company’s SEC reports.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Risk Factors

Important Factors Related to Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company’s success in (i) expanding the managed behavioral healthcare operations, (ii) effective management in the delivery of services, (iii) risk and utilization in context of capitated payouts, and (iv) retaining certain refunds from the IRS.

Concentration of Risk

     The Company currently has thirteen contracts with four HMOs to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Connecticut, Florida and Texas. These combined contracts represent approximately 59.3% and 38.7% of the Company’s operating revenue for the three months ended August 31, 2001 and 2000, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party.

Uncertainty of Future Profitability

     As of August 31, 2001, the Company had stockholders’ deficit of $11.7 million and a working capital deficiency of approximately $11.7 million. The Company reported net income for the three months ended August 31, 2001 of approximately $0.1 million. There can be no assurance that the Company will be able to sustain profitability or that the Company can maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

Need for Additional Funds; Uncertainty of Future Funding

     During recent fiscal years, a principal source of liquidity has been the sale of hospital facilities. During Fiscal 1999, the Company completed its plan to dispose of its hospital business segment and as such, does not currently own any hospital facilities. Subject to various market conditions, an additional source of liquidity could be the issuance of additional equity securities, which could result in substantial dilution to stockholders.

     The Company may be required to repay a portion of the tax refunds received from the Internal Revenue Service for Fiscal 1996 and 1995, which amounted to $9.4 million and $5.4 million, respectively (see Part II — Item 1, Legal Proceedings, below). Further, the Company may be required to repay some amount to Medi-Cal in connection with the judgment entered on February 26, 1999, which is more fully described under Part II — Item 1, Legal Proceedings, below.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Shares Eligible for Future Sale

     The Company has issued or committed to issue 9,000 shares related to the 7 1/2% convertible subordinated debentures due April 15, 2010, and options or other rights to purchase approximately 1,103,000 shares. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in public or private transactions for use in fulfilling its future capital needs (see “Need for Additional Funds; Uncertainty of Future Funding”). Issuance of additional equity could adversely affect the trading price of the Company’s Common Stock.

Anti-takeover Provisions

     The Company’s Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of August 31, 2001, there are no outstanding shares of Preferred Stock. The Company’s Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company’s stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company’s Common Stock includes one right on the terms and subject to the conditions of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company’s Common Stock or the possibility of sale of shares to an acquiring person.

     Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its budgets which may in turn affect the Company’s results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART II — OTHER INFORMATION

Item 1 — LEGAL PROCEEDINGS

(1)	On February 19, 1999, the California Superior Court denied the Company’s Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. The Company owned this facility until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as “outliers”. The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999.

During the quarter ended November 30, 2000, the Company lowered its estimate by approximately $0.3 million specific to interest charges that were previously accrued in connection with this liability. This change in estimate was based on information provided to the Company by the California Department of Health Services. As of August 31, 2001, the Company has approximately $1.0 million accrued relating to this matter.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(2)	In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed a tentative refund claim to carry back losses described in Section 172(f) of the Internal Revenue Code (“IRC”), requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million.

During fiscal years 1997 and 1996, the Company recognized a portion of the refunds received as a tax benefit of $0.3 million and $2.4 million, respectively. The balance of the refunds received, $12.1 million, is recorded as a deferred liability, “Unbenefitted tax refunds received” pending resolution by the Internal Revenue Service (“IRS”) of the appropriateness of the Section 172(f) carryback. The additional refunds requested under Section 172(f) for prior years of $7.7 million have not been received, nor has the Company recognized any tax benefit related to these potential refunds.

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

On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $7.1 million through August 31, 2001. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

On July 11, 2000, the Company submitted an Offer in Compromise (the “Offer”) to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. The IRS is currently evaluating the Offer. A preliminary meeting with the IRS with respect to the Offer took place in October 2000 and, subsequent to this meeting, the Company has provided additional documents to the IRS. The Company has continued its discussions with the IRS during the first quarter of Fiscal 2002 and expects to continue such discussions during the second quarter of Fiscal 2002. There can be no assurance that the IRS will accept the Offer.

     From time to time, the Company and its subsidiaries are also parties to and their property is subject to ordinary, routine litigation incidental to their business. In some pending cases, claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company’s financial statements.

Item 6 — Exhibits and Reports on Form 8-K

     Reports on Form 8-K

          None.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

October 12, 2001	by	/s/	ROBERT J. LANDIS

Robert J. Landis

Chairman of the Board of Directors,

Chief Financial Officer, and Treasurer