Form 10-Q
period 2001-11-30
COMPREHENSIVE CARE CORP
filed 2002-01-11
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2001.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	For the transition period from to .

Commission File Number 1-9927

COMPREHENSIVE CARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2594724

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes    ☒       No    ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Classes	Outstanding at January 8, 2002

Common Stock, par value $.01 per share	3,867,303

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Index

Page

PART I – FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets, November 30, 2001 and May 31, 2001	3

Consolidated Statements of Operations for the Six months ended November 30, 2001 and 2000	4

Consolidated Statements of Cash Flows for the Six months ended November 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6-11

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12-15

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	15-16

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES	17

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2001	2001

	(unaudited)
	(Amounts in thousands)

ASSETS
Current assets:

Cash and cash equivalents	$4,123	$2,891

Restricted cash	—	48

Accounts receivable, less allowance for doubtful accounts of $8 and $11	571	422

Accounts receivable – managed care reinsurance contract	729	783

Other receivable	2,548	2,548

Other current assets	311	817

Total current assets	8,282	7,509

Property and equipment, net	382	555

Notes receivable	162	164

Goodwill, net	991	936

Restricted cash	579	561

Other assets	33	29

Total assets	$10,429	$9,754

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable and accrued liabilities	$2,949	$3,302

Accrued claims payable	3,349	3,071

Accrued reinsurance claims payable	1,424	783

Unbenefitted tax refunds received	12,092	12,092

Income taxes payable	36	31

Total current liabilities	19,850	19,279

Long-term liabilities:

Long-term debt	2,244	2,244

Other liabilities	—	9

Total long-term liabilities	2,244	2,253

Total liabilities	22,094	21,532

Commitments and Contingencies (Notes 4 and 7)
Stockholders’ deficit:

Preferred stock, $50.00 par value; authorized 60,000 shares; none issued	—	—

Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 3,867,303 and 3,817,803	39	38

Additional paid-in-capital	51,839	51,813

Deferred compensation	(1)	—

Accumulated deficit	(63,542)	(63,629)

Total stockholders’ deficit	(11,665)	(11,778)

Total liabilities and stockholders’ deficit	$10,429	$9,754

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)
(Amounts in thousands, except per share amounts)

	Three months Ended		Six Months Ended
	November 30,		November 30,

	2001	2000	2001	2000

Operating revenues	$6,470	$4,441	$12,596		$8,180

Costs and expenses:

Healthcare operating expenses	5,524	3,608	10,734		6,825

General and administrative expenses	873	929	1,699		1,881

Recovery of doubtful accounts	(71)	(26)	(85)		(41)

Depreciation and amortization	87	169	188		341

	6,413	4,680	12,536		9,006

Operating income (loss) before items shown below	57	(239)	60		(826)

Other income (expense):

Loss in connection with prepayment of note receivable	—	—	—		(496)

Reduction in accrued interest expense	—	290	—		290

Interest income	20	43	53		93

Interest expense	(44)	(45)	(89)		(121)

Other non-operating income	2	—	17		—

Income (loss) before income taxes	35	49	41		(1,060)

Income tax expense	2	20	9		21

Income (loss) before cumulative effect of change in accounting principle	$33	$29	$32		$(1,081)

Cumulative effect of change in accounting principle	—	—	55		—

Net income (loss) attributable to common stockholders	$33	$29	$87		$(1,081)

Basic and diluted income (loss) per share:

Income (loss) before cumulative effect of change in accounting principle	$0.01	$0.01	$0.01	$	(0.28)

Cumulative effect of change in accounting principle	—	—	0.01		—

Net income (loss)	$0.01	$0.01	$0.02	$	(0.28)

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	November 30,

	2001	2000

	(Amounts in thousands)
Cash flows from operating activities:

Net income (loss)	$87	$(1,081)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	188	341

Cumulative effect of change in accounting principle	(55)	—

Compensation expense – stock options issued	—	8

Loss in connection with prepayment of note receivable	—	496

Reduction in accrued interest expense	—	(290)

Changes in assets and liabilities:

Accounts receivable	(149)	(40)

Accounts receivable — managed care reinsurance contract	54	—

Other current assets, restricted funds, and other non-current assets	532	231

Accounts payable and accrued liabilities	(330)	(423)

Accrued claims payable	278	(312)

Accrued reinsurance claims payable	641	—

Income taxes payable	5	4

Other liabilities	(9)	(21)

Net cash provided by (used in) operating activities	1,242	(1,087)

Cash flows from investing activities:

Payments received on note receivable	2	508

Additions to property and equipment	(12)	(12)

Net cash provided by (used in) investing activities	(10)	496

Net increase (decrease) in cash and cash equivalents	1,232	(591)

Cash and cash equivalents at beginning of year	2,891	2,518

Cash and cash equivalents at end of period	$4,123	$1,927

See accompanying notes

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheet as of November 30, 2001, and the related consolidated statements of operations and cash flows for the six months ended November 30, 2001 and November 30, 2000 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended November 30, 2001 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”, which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 31, 2001 and permits early adoption for companies with a fiscal year beginning after March 15, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. The Company has elected to adopt SFAS 142 effective June 1, 2001 and, as a result, there has been no amortization expense recorded during Fiscal 2002 (see Note 6). In accordance with SFAS 142, the Company has performed an impairment test within six months of the adoption date and will perform one at least annually thereafter and whenever events and circumstances occur that might effect the carrying value of these assets.

NOTE 3 — LIQUIDITY AND CAPITAL RESOURCES

     At November 30, 2001, the Company had unrestricted cash and cash equivalents of $4.1 million. During the six months ended November 30, 2001, $1.2 million was provided by the Company’s operating activities. The Company reported net income of approximately $87,000 for the six months ended November 30, 2001, which includes approximately $55,000 specific to the cumulative effect of a change in accounting principle (see Note 6) and a $66,000 bad debt recovery specific to one contract that terminated in Fiscal 1999. This compares to a net loss of $1.1 million for the six months ended November 30, 2000. The Company has an accumulated deficit of $63.5 million and total stockholders’ deficit of $11.7 million as of November 30, 2001. Additionally, the Company’s current assets at November 30, 2001 amounted to approximately $8.3 million and current liabilities were approximately $19.9 million, resulting in a working capital deficiency of approximately $11.6 million. The working capital deficiency referred to above results primarily from a $12.1 million liability related to Federal income tax refunds received in

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 7 — “Income Taxes”).

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

     During Fiscal 2001 and Fiscal 2000, management took steps to trim costs and save cash, including making significant staff reductions, centralizing certain contract management and clinical functions, and eliminating the Company’s California administrative office and related executive staff positions. The Company’s continuation as a going concern is dependent upon its ability to maintain profitability, to generate sufficient cash flow to meet its obligations on a timely basis, and to obtain additional financing as may be required.

NOTE 4 — MAJOR CUSTOMERS/CONTRACTS

(1)	The Company had contracts with Humana Health Plans (“Humana”) under which it provided services to members in Florida. Effective June 30, 2000, Humana completed the sale of its North Florida Medicaid business to HealthEase of Florida, Inc. Additionally, Humana’s contracts with the Company, which covered specific commercial, Medicaid and Medicare populations of approximately 60,000 members in Florida terminated September 30, 2000. Humana contracts accounted for $0.7 million, or 8.6%, of operating revenue for the six months ended November 30, 2000.

Effective July 1, 2000, the Company entered into a contract with one HMO to continue to provide behavioral healthcare services to approximately 100,000 of 160,000 Florida members that were managed by the Company under prior contracts with Humana. The combined revenue from the contracts that were transitioned from Humana, plus two additional contracts that the Company has with this HMO, accounted for 15.5%, or $1.9 million, of the Company’s operating revenues during the six months ended November 30, 2001 compared to 17.1%, or $1.4 million, for the six months ended November 30, 2000. Additionally, the Company has one major contract with an affiliate of this HMO (see Item 2 below).

(2)	During the fourth quarter of the fiscal year ended May 31, 2001, the Company implemented one new contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. For the six months ended November 30, 2001, this contract represented approximately 14.3%, or $1.8 million, of the Company’s operating revenue. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program. During the six months ended November 30, 2001, the Company filed reinsurance claims totaling approximately $2.2 million. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues or healthcare operating expenses. As of November 30, 2001, the Company has reported $0.7 million as a component of accounts receivable, with $1.4 million reported as accrued reinsurance claims payable, in the accompanying balance sheet. In the event that these reinsurance amounts are not collected by the Company, the Company could remain liable to perform services for the specific members that qualify for such reimbursements. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. As of November 30, 2001, there was a limited amount of historical data available to the Company for use in such estimates specific to this contract. Thus, actual results could differ from the claims payable amount reported as of November 30, 2001. While the Company believes its estimate to be adequate, management will review and make any necessary changes to its estimate as additional data becomes available.

(3)	The Company has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 7.9%, or $1.0 million, and 11.2%, or $0.9 million, of the Company’s operating revenue for the six months ended November 30, 2001 and 2000, respectively.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(4)	During the fiscal year ended May 31, 2001, the Company implemented five new contracts to provide behavioral healthcare services to Florida members under contracts with one HMO. These combined contracts represented approximately 20.8%, or $2.6 million, and 16.5%, or $1.4 million, of the Company’s operating revenue for the six months ended November 30, 2001 and 2000, respectively.

     The Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days’ written notice.

NOTE 5 — NOTES RECEIVABLE

     In Fiscal 2001, the Company entered into a prepayment agreement and note modification with Jefferson Hills Corporation (“JHC”) in connection with the secured promissory note, which originated out of the sale in Fiscal 1999 of the Company’s Aurora, Colorado facility to JHC. The terms of the prepayment agreement required JHC to immediately remit $500,000 to the Company as a prepayment on the note. Additionally, the note was modified to reflect a remaining balance due totaling $170,000 and to require JHC to make monthly principal and interest payments until April 2006. One final principal payment in the amount of approximately $146,000 will be due from JHC in April 2006. As an inducement to JHC to make such prepayment, the Company credited JHC with an aggregate of approximately $996,000. As a result, the Company recorded a non-operating loss during the six months ended November 30, 2000 of approximately $496,000 in connection with this transaction.

NOTE 6 — GOODWILL

     Effective June 1, 2001, the Company adopted, on a prospective basis, SFAS 142, “Goodwill and Other Intangible Assets” (see Note 2). As a result of the early adoption of SFAS 142, no amortization expense was recorded during the six months ended November 30, 2001 compared to approximately $36,000 of amortization expense recorded during the six months ended November 30, 2000. SFAS 142 requires the elimination of any unamortized deferred credits immediately upon adoption of SFAS 142 and, as a result, the Company recognized $55,000 as the cumulative effect of a change in accounting principle during the quarter ended August 31, 2001.

     The following table presents net income (loss) and the earnings (loss) per basic and diluted share on a pro forma basis after eliminating amortization expense for the three and six month periods ended November 30, 2000. As a result, Fiscal 2001 results are comparable with Fiscal 2002 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2001	2000	2001	2000

Reported income (loss)	$33	$29	$32	$(1,081)

Add back: Goodwill amortization	—	18	—	36

Reported income (loss) before cumulative effect of change in accounting principle	33	47	32	(1,045)

Cumulative effect of change in accounting principle	—	—	55	—

Net income (loss) attributable to common stockholders	$33	$47	$87	$(1,045)

Basic and diluted income (loss) per share:

Reported income (loss)	$0.01	$0.01	$0.01	$(0.28)

Goodwill	—	—	—	0.01

Reported income (loss) before cumulative effect of change in accounting principle	0.01	0.01	0.01	(0.27)

Cumulative effect of change in accounting principle	—	—	0.01	—

Net income (loss)	$0.01	$0.01	$0.02	$(0.27)

Weighted Average Common Shares Outstanding – basic	3,867	3,818	3,851	3,818

Weighted Average Common Shares Outstanding — diluted	3,988	3,818	3,991	3,818

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 7 — INCOME TAXES

     The Company’s provision for income taxes differs from the statutory rate of 34% due, primarily, to the Company’s increased valuation allowance for losses generated during the six months ended November 30, 2000.

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

     On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $7.4 million through November 30, 2001. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

     On July 11, 2000, the Company submitted an Offer in Compromise (the “Offer”) to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. The IRS is currently evaluating the Offer. A preliminary meeting with the IRS with respect to the Offer took place in October 2000 and, subsequent to this meeting, the Company has provided additional documents to the IRS. The Company has continued its discussions with the IRS during Fiscal 2002 and expects to continue such discussions during the third quarter of Fiscal 2002. There can be no assurance that the IRS will accept the Offer.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 8 – BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Convertible debentures were not included in the calculation of earnings (loss) per share as they are antidilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share in accordance with Statement No. 128, Earnings Per Share:

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2001	2000	2001	2000

	(Amounts in thousands, except per share data)
Numerator:

Income (loss) before cumulative effect of change in accounting principle	$33	$29	$32	$(1,081)

Cumulative effect of change in accounting principle	—	—	55	—

Numerator for diluted earnings (loss) per share available to common stockholders	$33	$29	$87	$(1,081)

Denominator:

Weighted average shares	3,867	3,818	3,851	3,818

Effect of dilutive securities:

Employee stock options	121	—	140	—

Denominator for diluted earnings (loss) per share-adjusted weighted average shares after assumed conversions	3,988	3,818	3,991	3,818

Basic earnings (loss) per share:

Income (loss) before cumulative effect of change in accounting principle	$0.01	$0.01	$0.01	$(0.28)

Cumulative effect of change in accounting principle	—	—	0.01	—

Net income (loss)	$0.01	$0.01	$0.02	$(0.28)

Diluted earnings (loss) per share:

Income (loss) before cumulative effect of change in accounting principle	$0.01	$0.01	$0.01	$(0.28)

Cumulative effect of change in accounting principle	—	—	0.01	—

Net income (loss)	$0.01	$0.01	$0.02	$(0.28)

Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at November 30, 2001:

Convertible debentures	9,044

Outstanding stock options	906,775

Possible future issuance under stock option plans	195,934

Total	1,111,753

NOTE 9 — COMMITMENTS AND CONTINGENCIES

(1)	During the fiscal year ended May 31, 2001, the Company implemented a major contract for one new client requiring that the Company maintains a $600,000 performance bond throughout the term of the contract. This bond, which was issued in September 2001 with an effective date of April 1, 2001, is unsecured and is automatically renewable as long as the contract remains in force.

(2)	During the fiscal year ended May 31, 2000, the Company renewed one contract, which included a requirement that the Company maintains a $550,000 performance bond throughout the two-year renewal term of the contract. This bond is secured by a $150,000 cash deposit, which is included in the non-current, restricted cash balance at November 30, 2001 and May 31, 2001. The original term of the bond was for one year and the bond is automatically renewable as long as the contract remains in force.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

During the year ended May 31, 2001, the Company lowered its estimate by approximately $0.3 million specific to interest charges that were previously accrued in connection with this liability. This change in estimate was based on information provided to the Company by the California Department of Health Services. As of November 30, 2001, the Company has approximately $1.0 million accrued relating to this matter.

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

GENERAL

RESULTS OF OPERATIONS

     The Company reported net income of $33,000, or $0.01 earnings per share, for the quarter ended November 30, 2001 compared to $29,000, or $0.01 earnings per share, for the quarter ended November 30, 2000. Net income for the six months ended November 30, 2001 was $87,000, or $0.02 earnings per share, compared to a net loss of $1.1 million, or $0.28 loss per share, for the six months ended November 30, 2000. The following tables summarize the Company’s financial data for the three and six months ended November 30, 2001 and 2000 (in thousands):

THE THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2000:

	Consolidated	Consolidated
	Operations	Operations
	Fiscal 2002	Fiscal 2001

Operating revenues	$6,470	$4,441

Healthcare operating expenses	5,524	3,608

General/administrative expenses	873	929

Other operating expenses	16	143

	6,413	4,680

Operating income (loss)	$57	$(239)

     The Company reported operating income of $57,000 for the quarter ended November 30, 2001. Operating revenues increased by 45.7%, or $2.0 million, to $6.5 million for the quarter ended November 30, 2001 compared to $4.4 million for the quarter ended November 30, 2000. This increase is attributable to two major contracts implemented during Fiscal 2001 and membership growth from state sponsored children’s health insurance programs.

     Healthcare operating expenses increased by approximately $1.9 million, or 53.1%, for the quarter ended November 30, 2001 as compared to the quarter ended November 30, 2000. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue increased from 81.2% for the quarter ended November 30, 2000 to 85.4% for the quarter ended November 30, 2001. This increase is primarily attributable to a change in revenue mix resulting in increased Medicaid membership during Fiscal 2002 compared to Fiscal 2001.

     General and administrative expenses decreased by approximately $0.1 million, or 6.0%, for the quarter ended November 30, 2001 as compared to the quarter ended November 30, 2000. This decrease is attributable to the Company’s continuing efforts to reduce general and administrative costs. General and administrative expense as a percentage of operating revenue decreased from 20.9% for the quarter ended November 30, 2000 to 13.5% for the quarter ended November 30, 2001.

     Other operating expenses decreased by $0.1 million for the quarter ended November 30, 2001 compared to the quarter ended November 30, 2000. This decrease is primarily attributable to a reduction in depreciation expense, which results from assets being fully depreciated and, also, from decreases in capital spending.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

THE SIX MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2000:

	Consolidated	Consolidated
	Operations	Operations
	Fiscal 2002	Fiscal 2001

Operating revenues	$12,596	$8,180

Healthcare operating expenses	10,734	6,825

General/administrative expenses	1,699	1,881

Other operating expenses	103	300

	12,536	9,006

Operating income (loss)	$60	$(826)

     The Company reported operating income of $60,000 for the six months ended November 30, 2001. Operating revenues increased by 54.0%, or $4.4 million, to $12.6 million for the six months ended November 30, 2001 compared to $8.2 million for the six months ended November 30, 2000. This increase is attributable to two major contracts implemented during Fiscal 2001 and membership growth from state sponsored children’s health insurance programs.

     Healthcare operating expenses increased by approximately $3.9 million, or 57.3%, for the six months ended November 30, 2001 as compared to the six months ended November 30, 2000. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue increased from 83.4% for the six months ended November 30, 2000 to 85.2% for the six months ended November 30, 2001. This increase is primarily attributable to a change in revenue mix resulting in increased Medicaid membership during Fiscal 2002 compared to Fiscal 2001.

     General and administrative expenses decreased by approximately $0.2 million, or 9.7%, for the six months ended November 30, 2001 as compared to the six months ended November 30, 2000. This decrease is attributable to the Company’s continuing efforts to reduce general and administrative costs. General and administrative expense as a percentage of operating revenue decreased from 23.0% for the six months ended November 30, 2000 to 13.5% for the six months ended November 30, 2001.

     Other operating expenses decreased by $0.2 million for the six months ended November 30, 2001 compared to the six months ended November 30, 2000. This decrease is primarily attributable to a reduction in depreciation expense, which results from assets being fully depreciated and, also, from decreases in capital spending.

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

CONCENTRATION OF RISK

     The Company currently has thirteen contracts with four HMOs to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Connecticut, Florida and Texas. These combined contracts represent approximately 58.5% and 44.7% of the Company’s operating revenue for the six months

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ended November 30, 2001 and 2000, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party.

UNCERTAINTY OF FUTURE PROFITABILITY

     As of November 30, 2001, the Company had stockholders’ deficit of $11.7 million and a working capital deficiency of approximately $11.6 million. The Company reported net income for the six months ended November 30, 2001 of approximately $0.1 million. There can be no assurance that the Company will be able to sustain profitability or that the Company can maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

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

SHARES ELIGIBLE FOR FUTURE SALE

     The Company has issued or committed to issue 9,000 shares related to the 71/2% convertible subordinated debentures due April 15, 2010, and options or other rights to purchase approximately 1,103,000 shares. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in public or private transactions for use in fulfilling its future capital needs (see “Need for Additional Funds; Uncertainty of Future Funding”). Issuance of additional equity could adversely affect the trading price of the Company’s Common Stock.

ANTI-TAKEOVER PROVISIONS

     The Company’s Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of November 30, 2001, there are no outstanding shares of Preferred Stock. The Company’s Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company’s stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. In addition, each share of the Company’s Common Stock includes one right on the terms and subject to the conditions of the Rights Agreement between the Company and Continental Stock Transfer & Trust Company. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company’s Common Stock or the possibility of sale of shares to an acquiring person.

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

PART II – OTHER INFORMATION

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

During the quarter ended November 30, 2000, the Company lowered its estimate by approximately $0.3 million specific to interest charges that were previously accrued in connection with this liability. This change in estimate was based on information provided to the Company by the California Department of Health Services. As of November 30, 2001, the Company has approximately $1.0 million accrued relating to this matter.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Company will be able to retain the refunds received to date or that the additional refunds requested will be received.

As a result of the Section 172(f) carryback claims filed by the Company, and the tentative refunds received, the Company came under audit with respect to the tax years previously mentioned.

On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $7.4 million through November 30, 2001. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

On July 11, 2000, the Company submitted an Offer in Compromise (the “Offer”) to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. The IRS is currently evaluating the Offer. A preliminary meeting with the IRS with respect to the Offer took place in October 2000 and, subsequent to this meeting, the Company has provided additional documents to the IRS. The Company has continued its discussions with the IRS during Fiscal 2002 and expects to continue such discussions during the third quarter of Fiscal 2002. There can be no assurance that the IRS will accept the Offer.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 2, 2001, the Company held its 2001 Annual Meeting of Stockholders. The meeting was held to elect one (1) Class III Director to the Company’s Board of Directors.

     Stockholders of the Company’s Common Stock, $.01 par value, of record as of September 20, 2001 (the “Record Date”) were entitled to notice of the Annual Meeting and to vote at such meeting. As of the Record Date, there were 3,867,303 shares of Common Stock entitled to vote at the meeting. Shareholders holding 3,405,785 shares of Common Stock, representing a majority of the Common Stock and representing a quorum (approximately 88.1% of the total shares entitled to vote), were represented at the meeting either in person or by proxy.

RESULTS OF ELECTION OF DIRECTORS

     Shareholders were asked to elect one (1) Class III Director to the Company’s Board of Directors. Set forth below is the name of the person nominated for and elected to serve on the Company’s Board of Directors for a term of three (3) years until the year 2004 Annual Meeting of Stockholders and until his successor is duly elected and qualified as well as the results of the voting for the nominee.

Name	Votes For	Votes Withheld

Robert J. Landis	3,396,667	9,118

     The Board of Directors of the Company is now comprised of the following two (2) directors: Mr. Robert J. Landis, the sole Class III Director whose term expires at the 2004 Annual Meeting of Stockholders and Ms. Mary Jane Johnson, the sole Class I Director whose term expires at the 2003 Annual Meeting of Stockholders.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K – None.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

January 11, 2002	by /s/ ROBERT J. LANDIS

Robert J. Landis Chairman of the Board of Directors, Chief Financial Officer, and Treasurer