Form 10-Q
period 2002-02-28
COMPREHENSIVE CARE CORP
filed 2002-04-12
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 2002.

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

Yes [X]  No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Classes	Outstanding at April 9, 2002

Common Stock, par value $.01 per share	3,867,302

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Index

Page
PART I – FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

Consolidated Balance Sheets, February 28, 2002 and May 31, 2001	3

Consolidated Statements of Operations for the Nine months ended February 28, 2002 and 2001	4

Consolidated Statements of Cash Flows for the Nine months ended February 28, 2002 and 2001	5

Notes to Consolidated Financial Statements	6-12

Item 2—Management’s discussion and analysis of financial condition and Results of operations	12-15

PART II – OTHER INFORMATION

Item 1—Legal Proceedings	16-17

Item 6—Exhibits and Reports on Form 8-K	17

Signatures	18

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

Consolidated Balance Sheets

	February 28,	May 31,
	2002	2001

	(unaudited)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,462	$2,891
Restricted cash	—	48
Accounts receivable, less allowance for doubtful accounts of $11	289	422
Accounts receivable – managed care reinsurance contract (Note 4)	717	783
Other receivable (Note 7)	2,548	2,548
Other current assets	394	817

Total current assets	8,410	7,509
Property and equipment, net	325	555
Note receivable	160	164
Goodwill, net	991	936
Restricted cash (Note 1)	430	561
Other assets	73	29

Total assets	$10,389	$9,754

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,791	$3,302
Accrued claims payable (Note 1)	3,109	3,071
Accrued reinsurance claims payable (Note 4)	1,736	783
Unbenefitted tax refunds received (Note 7)	12,092	12,092
Income taxes payable	29	31

Total current liabilities	19,757	19,279

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	7	9

Total long-term liabilities	2,251	2,253

Total liabilities	22,008	21,532

Commitments and Contingencies (Notes 4 and 7)
Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; none issued	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 3,867,303 and 3,817,803	39	38
Additional paid-in-capital	51,839	51,813
Deferred compensation	(1)	—
Accumulated deficit	(63,496)	(63,629)

Total stockholders’ deficit	(11,619)	(11,778)

Total liabilities and stockholders’ deficit	$10,389	$9,754

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three months Ended		Nine months Ended
	February 28,		February 28,

	2002	2001	2002	2001

Operating revenues	$7,110	$4,560	$19,706	$12,740
Costs and expenses:
Healthcare operating expenses	6,093	3,653	16,827	10,478
General and administrative expenses	874	930	2,573	2,811
Recovery of doubtful accounts	(3)	(41)	(88)	(82)
Depreciation and amortization	80	168	268	509

	7,044	4,710	19,580	13,716

Operating income (loss) before items shown below	66	(150)	126	(976)
Other income (expense):
Loss in connection with prepayment of note receivable	—	—	—	(496)
Reduction in accrued interest expense	—	—	—	290
Interest income	18	37	71	130
Interest expense	(43)	(43)	(132)	(164)
Other non-operating income	5	230	22	230

Income (loss) before income taxes	46	74	87	(986)
Income tax expense	—	9	9	30

Income (loss) before cumulative effect of change in accounting principle	$46	$65	$78	$(1,016)
Cumulative effect of change in accounting principle	—	—	55	—

Net income (loss) attributable to common stockholders	$46	$65	$133	$(1,016)

Basic and diluted income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.01	$0.02	$0.02	$(0.27)
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income (loss)	$0.01	$0.02	$0.03	$(0.27)

See accompanying notes.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months Ended
	February 28,

	2002	2001

	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$133	$(1,016)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	268	509
Cumulative effect of change in accounting principle	(55)	—
Compensation expense – stock options issued	—	11
Loss in connection with prepayment of note receivable	—	496
Reduction in accrued interest expense	—	(290)
Changes in assets and liabilities:
Accounts receivable	133	(103)
Accounts receivable – pharmacy and laboratory costs	—	10,469
Accounts receivable — managed care reinsurance contract	66	—
Other current assets, restricted funds, and other non-current assets	558	1,291
Accounts payable and accrued liabilities	(496)	(768)
Accrued claims payable	38	(375)
Accrued pharmacy and laboratory costs payable	—	(10,469)
Accrued reinsurance claims payable	953	—
Income taxes payable	(2)	(5)
Other liabilities	(2)	(35)

Net cash provided by (used in) operating activities	1,594	(285)

Cash flows from investing activities:
Payments received on note receivable	3	509
Additions to property and equipment	(26)	(26)

Net cash provided by (used in) investing activities	(23)	483

Net increase in cash and cash equivalents	1,571	198
Cash and cash equivalents at beginning of year	2,891	2,518

Cash and cash equivalents at end of period	$4,462	$2,716

See accompanying notes

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

     The consolidated balance sheet as of February 28, 2002, and the related consolidated statements of operations and cash flows for the nine months ended February 28, 2002 and February 28, 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended February 28, 2002 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other payers to provide contracted medical services to subscribing participants. Under these agreements, revenue arises from agreements to provide contracted services to qualified beneficiaries and is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). Such agreements accounted for 84.0%, or $16.6 million, of revenue for the nine months ended February 28, 2002 compared to 78.2%, or $10.0 million, of revenue for the nine months ended February 28, 2001. The Company’s revenues from providing other behavioral healthcare services are earned on a fee-for-service basis and are recognized as services are rendered.

Restricted Cash

     As of February 28, 2002, non-current restricted accounts include $0.3 million of cash held in trust in connection with the Company’s Directors and Officers liability insurance policy, $0.1 million of cash required to meet the specific requirements for licensure in one state, and $0.1 million of cash that is restricted in accordance with the terms of one operating lease.

Accrued Claims Payable

     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate. The estimates are continually reviewed and adjusted as experience develops or new information becomes known with adjustments included in current operations.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Note 3 — Liquidity and Capital Resources

     At February 28, 2002, the Company had unrestricted cash and cash equivalents of $4.5 million. During the nine months ended February 28, 2002, $1.6 million was provided by the Company’s operating activities, of which $1.0 million was provided as a result of timing differences between the collection of state reinsurance program amounts and the payment dates for reinsurance claims specific to one major contract (see Note 4, Item 2). The Company reported net income of approximately $133,000 for the nine months ended February 28, 2002, which includes approximately $55,000 specific to the cumulative effect of a change in accounting principle (see Note 6) and a $66,000 bad debt recovery specific to one contract that terminated in Fiscal 1999. This compares to a net loss of $1.0 million for the nine months ended February 28, 2001. The Company has an accumulated deficit of $63.5 million and total stockholders’ deficit of $11.6 million as of February 28, 2002. Additionally, the Company’s current assets at February 28, 2002 amounted to approximately $8.4 million and current liabilities were approximately $19.8 million, resulting in a working capital deficiency of approximately $11.3 million. The working capital deficiency referred to above results primarily from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 7).

     The Company has a long-term debt obligation of approximately $2.2 million specific to its 7 1/2% convertible subordinated debentures, which are due in April 2010. By reason of the terms of the indenture, the Company is required to make semi-annual interest payments to its debenture holders in April and October of each year, but is not required to make any principal payments, sinking fund payments, or to redeem any securities prior to maturity in 2010. The debentures are convertible into approximately 9,000 shares of Common Stock at a conversion price of $248.12 per share.

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

Note 4 — Major Customers/Contracts

(1)	The Company had contracts with Humana Health Plans (“Humana”) under which it provided services to members in Florida. Effective June 30, 2000, Humana completed the sale of its North Florida Medicaid business to HealthEase of Florida, Inc. Additionally, Humana’s contracts with the Company, which covered specific commercial, Medicaid and Medicare populations of approximately 60,000 members in Florida terminated September 30, 2000. Humana contracts accounted for $0.7 million, or 5.5%, of operating revenue for the nine months ended February 28, 2001.

Effective July 1, 2000, the Company entered into a contract with one HMO to continue to provide behavioral healthcare services to approximately 100,000 of 160,000 Florida members that were managed by the Company under prior contracts with Humana. The combined revenue from the contracts that were transitioned from Humana, plus two additional contracts that the Company has with this HMO, accounted for 15.0%, or $3.0 million, of the Company’s operating revenues during the nine months ended February 28, 2002 compared to

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

17.9%, or $2.3 million, for the nine months ended February 28, 2001. Additionally, the Company has one major contract with an affiliate of this HMO (see Item 2 below).

(2)	During the fourth quarter of the fiscal year ended May 31, 2001, the Company implemented one new contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. For the nine months ended February 28, 2002, this contract represented approximately 13.3%, or $2.6 million, of the Company’s operating revenue. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program. During the nine months ended February 28, 2002, the Company filed reinsurance claims totaling approximately $2.9 million. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues or healthcare operating expenses. As of February 28, 2002, the Company has reported $0.7 million as a component of accounts receivable, with $1.7 million reported as accrued reinsurance claims payable, in the accompanying balance sheet. In the event that these reinsurance amounts are not collected by the Company, the Company could remain liable to perform services for the specific members that qualify for such reimbursements. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. As of February 28, 2002, there was a limited amount of historical data available to the Company for use in such estimates specific to this contract. Thus, actual results could differ from the claims payable amount reported as of February 28, 2002. While the Company believes its estimate to be adequate, management will review and make any necessary changes to its estimate as additional data becomes available.

(3)	The Company has two contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 7.2%, or $1.4 million, and 10.5%, or $1.3 million, of the Company’s operating revenue for the nine months ended February 28, 2002 and 2001, respectively.

(4)	During the fiscal year ended May 31, 2001, the Company implemented five new contracts to provide behavioral healthcare services to Florida members under contracts with one HMO. These combined contracts, plus one additional contract that was implemented during Fiscal 2002, represented approximately 22.7%, or $4.5 million, and 18.7%, or $2.4 million, of the Company’s operating revenue for the nine months ended February 28, 2002 and 2001, respectively.

     The Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days’ written notice.

Note 5 — Note Receivable

     In Fiscal 2001, the Company entered into a prepayment agreement and note modification with Jefferson Hills Corporation (“JHC”) in connection with the secured promissory note, which originated out of the sale in Fiscal 1999 of the Company’s Aurora, Colorado facility to JHC. The terms of the prepayment agreement required JHC to immediately remit $500,000 to the Company as a prepayment on the note. Additionally, the note was modified to reflect a remaining balance due totaling $170,000 and to require JHC to make monthly principal and interest payments until April 2006. One final principal payment in the amount of approximately $146,000 will be due from JHC in April 2006. As an inducement to JHC to make such prepayment, the Company credited JHC with an aggregate of approximately $996,000. As a result, the Company recorded a non-operating loss during the nine months ended February 28, 2001 of approximately $496,000 in connection with this transaction.

Note 6 — Goodwill

     Effective June 1, 2001, the Company adopted, on a prospective basis, SFAS 142, “Goodwill and Other Intangible Assets” (see Note 2). As a result of the early adoption of SFAS 142, no amortization expense was recorded during the nine months ended February 28, 2002 compared to approximately $54,000 of amortization expense recorded during the nine months ended February 28, 2001. SFAS 142 requires the elimination of any unamortized deferred credits immediately upon adoption of SFAS 142. As of June 1, 2001, the Company had $55,000 of unamortized deferred credits which related to the Company’s acquisition in 1996 of one entity that was purchased for an amount below the fair value of the net assets acquired. As a result, the Company recognized $55,000 as the cumulative effect of a change in accounting principle during the quarter ended August 31, 2001.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     The following table presents net income (loss) and the earnings (loss) per basic and diluted share on a pro forma basis after eliminating amortization expense for the three and nine month periods ended February 28, 2001. As a result, Fiscal 2001 results are comparable with Fiscal 2002 (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	February 28,		February 28,

	2002	2001	2002	2001

Reported income (loss)	$46	$65	$78	$(1,016)
Add back: Goodwill amortization	—	18	—	54

Reported income (loss) before cumulative effect of change in accounting principle	46	83	78	(962)
Cumulative effect of change in accounting principle	—	—	55	—

Net income (loss) attributable to common stockholders	$46	$83	$133	$(962)

Basic and diluted income (loss) per share:
Reported income (loss)	$0.01	$0.02	$0.02	$(0.27)
Goodwill	—	—	—	0.01

Reported income (loss) before cumulative effect of change in accounting principle	0.01	0.02	0.02	(0.26)
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income (loss)	$0.01	$0.02	$0.03	$(0.26)

Weighted Average Common Shares Outstanding – basic	3,867	3,818	3,856	3,818

Weighted Average Common Shares Outstanding — diluted	4,187	3,818	4,041	3,818

Note 7 — Income Taxes

     The Company’s provision for income taxes differs from the statutory rate of 34% due, primarily, to the Company’s increased valuation allowance for losses generated during the nine months ended February 28, 2001.

     In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed a tentative refund claim to carry back losses described in Section 172(f) of the Internal Revenue Code (“IRC”), requesting a refund of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds for losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million. Further, the Company entered into a fee arrangement with its tax advisor that required the Company to advance its tax advisor an amount equal to 20% of any state or federal refunds received. Such fees were due and payable to the Company’s tax advisor within 30 days upon receipt of such tax refunds. However, if it is ultimately determined upon examination and through appellate conference that such tax strategies are unallowable, the Company is entitled to receive a pro rata refund from its tax advisor of any fee that resulted from the disallowed item or items.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $7.8 million through February 28, 2002. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

     On July 11, 2000, the Company submitted an Offer in Compromise (the “Offer”) to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. To assist the IRS in evaluating the Offer, the Company has provided additional documents to the IRS and held various discussions with the IRS during Fiscal 2001 and Fiscal 2002. Effective March 13, 2002, the Company submitted an amended Offer in Compromise (“Amended Offer”) to the IRS. The Amended Offer must be reviewed and approved by IRS including its District Counsel. There can be no assurance that the IRS will accept the Amended Offer.

Note 8 – Basic and Diluted Earnings (Loss) Per Share

     Net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Convertible debentures were not included in the calculation of earnings (loss) per share as they are antidilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share in accordance with Statement No. 128, Earnings Per Share:

	Three Months Ended		Nine months Ended
	February 28,		February 28,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)
Numerator:
Income (loss) before cumulative effect of change in accounting principle	$46	$65	$78	$(1,016)
Cumulative effect of change in accounting principle	—	—	55	—

Numerator for diluted earnings (loss) per share available to common stockholders	$46	$65	$133	$(1,016)

Denominator:
Weighted average shares	3,867	3,818	3,856	3,818
Effect of dilutive securities:
Employee stock options	320	—	185	—

Denominator for diluted earnings (loss) per share-adjusted weighted average shares after assumed conversions	4,187	3,818	4,041	3,818

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.01	$0.02	$0.02	$(0.27)
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income (loss)	$0.01	$0.02	$0.03	$(0.27)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$0.01	$0.02	$0.02	$(0.27)
Cumulative effect of change in accounting principle	—	—	0.01	—

Net income (loss)	$0.01	$0.02	$0.03	$(0.27)

     Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at February 28, 2002:

Convertible debentures	9,044
Outstanding stock options	915,725
Possible future issuance under stock option plans	186,984

Total	1,111,753

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 9 — Commitments and Contingencies

(1)	During the fiscal year ended May 31, 2001, the Company implemented a major contract for one new client requiring that the Company maintains a $600,000 performance bond throughout the term of the contract. This bond, which was issued in September 2001 with an effective date of April 1, 2001, is unsecured and is automatically renewable as long as the contract remains in force.

(2)	During the fiscal year ended May 31, 2000, the Company renewed one contract, which included a requirement that the Company maintains a $550,000 performance bond throughout the term of the contract. The original term of the bond was for one year and the bond, which is unsecured, is automatically renewable as long as the contract remains in force.

(3)	On February 19, 1999, the California Superior Court denied the Company’s Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. This facility was owned by the Company until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as “outliers”. The Company does not plan to appeal the California Superior Court decision for which the Notice of Entry of Judgment was entered on February 26, 1999.

During the fiscal year ended May 31, 2001, the Company lowered its estimate by approximately $0.3 million specific to interest charges that were previously accrued in connection with this liability. This change in estimate was based on information provided to the Company by the California Department of Health Services. As of February 28, 2002, the Company has approximately $1.0 million accrued relating to this matter.

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

(4)	With respect to the contingency related to prior years’ income taxes, see Note 7, “Income Taxes”

(5)	The Company would remain liable to perform the services covered under subcapitation agreements if the parties with which the Company subcapitates were unable to fulfill their responsibilities under such agreements.

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

     The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

transactions and, also, to protect the security and privacy of transmitted information. Entities subject to HIPAA include all healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company will incur costs to insure the adequacy and security of its healthcare information system and communication networks. Additionally, the Company may incur costs to implement the specific transaction codes required by HIPAA for claims, payment, enrollment, eligibility, or to become compliant with security and privacy rules, which may be more stringent for providers of certain behavioral healthcare services. The expected timetable to be compliant is currently October 2002 for transaction code changes, although recent legislation allows for a one-year delay of this compliance date if a formal compliance plan is filed by October 2002, and April 2003 for compliance with the privacy rules. The Company is currently evaluating its systems and policies that are impacted by HIPAA. While these efforts will be ongoing, the Company expects to meet all compliance rules and timetables with respect to the HIPAA regulations. Failure to do so may result in penalties and have a material adverse effect on the Company’s ability to retain its customers or to gain new business.

Item 2 — Management’s discussion and analysis of financial condition and results of operations

     This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under “Cautionary Statement” and “Risk Factors – Important Factors Related to Forward-Looking Statements and Associated Risks” (page 14).

General

Introduction

     The Company has provided managed behavioral healthcare services and products since 1992. Current services include a broad spectrum of inpatient and outpatient mental health and substance abuse therapy, counseling, and supportive interventions. The Company’s chief focus is its managed care business.

Recent Developments

     During Fiscal 2000 and Fiscal 2001, management took steps to trim costs and save cash, including making significant staff reductions, centralizing certain contract management and clinical functions, and eliminating the Company’s California administrative office and related executive staff positions. These changes were necessary following the loss of business tied to the Company’s former contracts in Puerto Rico, which terminated in April 1999 and which represented approximately 44% of the Company’s operating revenues from continuing operations during Fiscal 1999.

     During Fiscal 2002, the Company has benefited from the cost control measures that were implemented in the prior two fiscal years, including the centralization efforts that have allowed us to enter into new contracts during Fiscal 2002 and 2001 without adding significantly to our operating costs. Additionally, revenue has increased during Fiscal 2002 from membership growth specific to existing contracts, primarily the state sponsored children’s health insurance programs.

     More recently, the Company began providing behavioral healthcare benefits to approximately 140,000 members in Michigan effective April 2002. Annual revenues from this contract are expected to exceed $2.0 million in Fiscal 2003. With the addition of this new business, the Company now serves more than 1,000,000 members nationwide.

Results of Operations

     The Company reported net income of $46,000, or $0.01 earnings per share, for the quarter ended February 28, 2002 compared to $65,000, or $0.02 earnings per share, for the quarter ended February 28, 2001. Net income for the nine months ended February 28, 2002 was $133,000, or $0.03 earnings per share, which includes approximately $55,000 specific to the cumulative effect of a change in accounting principle (see Note 6) and a $66,000 bad debt recovery specific to one contract that terminated in Fiscal 1999. This compares to a net loss of $1.0 million, or $0.27 loss per share, for the nine months ended February 28, 2001. The following tables summarize the Company’s financial data for the three and nine months ended February 28, 2002 and 2001 (in thousands):

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

THE THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2001:

	Consolidated	Consolidated
	Operations	Operations
	Fiscal 2002	Fiscal 2001

Operating revenues	$7,110	$4,560
Healthcare operating expenses	6,093	3,653
General/administrative expenses	874	930
Other operating expenses	77	127

	7,044	4,710

Operating income (loss)	$66	$(150)

     The Company reported operating income of $66,000 for the quarter ended February 28, 2002 compared to the operating loss of $150,000 for the quarter ended February 28, 2001. Operating revenues increased by 55.9%, or $2.6 million, to $7.1 million for the quarter ended February 28, 2002 compared to $4.6 million for the quarter ended February 28, 2001. This increase is attributable to two major contracts implemented during Fiscal 2001 and membership growth from state sponsored children’s health insurance programs.

     Healthcare operating expenses increased by approximately $2.4 million, or 66.8%, for the quarter ended February 28, 2002 as compared to the quarter ended February 28, 2001. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue increased by 5.6%, from 80.1% for the quarter ended February 28, 2001 to 85.7% for the quarter ended February 28, 2002. This increase is primarily attributable to a change in revenue mix resulting in increased Medicaid and Medicare membership during Fiscal 2002 compared to Fiscal 2001.

     General and administrative expenses decreased by approximately $0.1 million, or 6.0%, for the quarter ended February 28, 2002 as compared to the quarter ended February 28, 2001. This decrease is attributable to the Company’s continuing efforts to reduce general and administrative costs. General and administrative expense as a percentage of operating revenue decreased from 20.4% for the quarter ended February 28, 2001 to 12.3% for the quarter ended February 28, 2002.

     Other operating expenses decreased by $0.1 million for the quarter ended February 28, 2002 compared to the quarter ended February 28, 2001. This decrease is primarily attributable to a reduction in depreciation expense, which results from assets being fully depreciated and, also, from decreases in capital spending. Additionally, Fiscal 2002 results do not include any amortization expense compared to $18,000 of amortization expense recorded during the three months ended February 28, 2001 (see Note 6 to the unaudited financial statements – “Goodwill”).

THE NINE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2001:

	Consolidated	Consolidated
	Operations	Operations
	Fiscal 2002	Fiscal 2001

Operating revenues	$19,706	$12,740
Healthcare operating expenses	16,827	10,478
General/administrative expenses	2,573	2,811
Other operating expenses	180	427

	19,580	13,716

Operating income (loss)	$126	$(976)

     The Company reported operating income of $126,000 for the nine months ended February 28, 2002 compared to the operating loss of $976,000 for the nine months ended February 28, 2001. Operating revenues increased by 54.7%, or $7.0 million, to $19.7 million for the nine months ended February 28, 2002 compared to $12.7

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

million for the nine months ended February 28, 2001. This increase is attributable to two major contracts implemented during Fiscal 2001 and membership growth from state sponsored children’s health insurance programs.

     Healthcare operating expenses increased by approximately $6.3 million, or 60.6%, for the nine months ended February 28, 2002 as compared to the nine months ended February 28, 2001. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue increased by 3.1%, from 82.3% for the nine months ended February 28, 2001 to 85.4% for the nine months ended February 28, 2002. This increase is primarily attributable to a change in revenue mix resulting in increased Medicaid and Medicare membership during Fiscal 2002 compared to Fiscal 2001.

     General and administrative expenses decreased by approximately $0.2 million, or 8.5%, for the nine months ended February 28, 2002 as compared to the nine months ended February 28, 2001. This decrease is attributable to the Company’s continuing efforts to reduce general and administrative costs. General and administrative expense as a percentage of operating revenue decreased from 22.1% for the nine months ended February 28, 2001 to 13.1% for the nine months ended February 28, 2002.

     Other operating expenses decreased by $0.2 million for the nine months ended February 28, 2002 compared to the nine months ended February 28, 2001. This decrease is primarily attributable to a reduction in depreciation expense, which results from assets being fully depreciated and, also, from decreases in capital spending. Additionally, Fiscal 2002 results do not include any amortization expense compared to $54,000 of amortization expense recorded during the nine months ended February 28, 2001 (see Note 6 to the unaudited financial statements – “Goodwill”).

     CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this quarterly report on Form 10-Q and in other Company reports, SEC filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning the Company’s anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company reports, SEC filings, statements, and presentations. These risks and uncertainties include local, regional, and national economic and political conditions, the effect of governmental regulation, the competitive environment in which the Company operates, and other risks detailed from time to time in the Company’s SEC reports

Risk Factors

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

Concentration of Risk

     The Company currently has twelve contracts with four HMOs to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Connecticut, Florida and Texas. These combined contracts represent approximately 58.1% and 47.2% of the Company’s operating revenue for the nine months ended February 28, 2002 and 2001, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party.

Uncertainty of Future Profitability

     As of February 28, 2002, the Company had stockholders’ deficit of $11.6 million and a working capital deficiency of approximately $11.3 million. The Company reported net income for the nine months ended February 28, 2002 of approximately $0.1 million. There can be no assurance that the Company will be able to sustain profitability or that the Company can maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

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

Shares Eligible for Future Sale

     The Company has granted an aggregate of 916,000 options to employees and consultants of the Company. The Company cannot determine if any of these options will be exercised in the foreseeable future. If exercised, the shares to be issued by the Company could be presently sold in the open market.

Anti-takeover Provisions

     The Company’s Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of February 28, 2002, there are 18,740 remaining shares authorized and available to issue, and no outstanding shares of Preferred Stock. The Company’s Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company’s stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions which result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company’s Common Stock or the possibility of sale of shares to an acquiring person.

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

During the fiscal year ended May 31, 2001, the Company lowered its estimate by approximately $0.3 million specific to interest charges that were previously accrued in connection with this liability. This change in estimate was based on information provided to the Company by the California Department of Health Services. As of February 28, 2002, the Company has approximately $1.0 million accrued relating to this matter.

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

(2)	In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed a tentative refund claim to carry back losses described in Section 172(f) of the Internal Revenue Code (“IRC”), requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million and $5.4 million were received. In addition, the Company also filed amended Federal income tax returns for fiscal years prior to 1995, requesting similar refunds of losses carried back under Section 172(f) of $6.2 million for 1986; $0.4 million for 1985; $0.7 million for 1983; and $0.4 million for 1982, a total of $7.7 million. Further, the Company entered into a fee arrangement with its tax advisor that required the Company to advance its tax advisor an amount equal to 20% of any state or federal refunds received. Such fees were due and payable to the Company’s tax advisor within 30 days upon receipt of such tax refunds. However, if it is ultimately determined upon examination and through appellate conference that such tax strategies are unallowable, the Company is entitled to receive a pro rata refund from its tax advisor of any fee that resulted from the disallowed item or items.

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

On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

additional refunds requested of $7.7 million. If the position of the IRS were to be upheld, the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $7.8 million through February 28, 2002. Accordingly, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. This report commenced the administrative appeals process. The Company filed a protest letter with the IRS on November 6, 1998. The IRS reserves the right to assess and collect the tax previously refunded to the Company at any time during the appeals process.

On July 11, 2000, the Company submitted an Offer in Compromise (the “Offer”) to the Appeals Office of the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount. To assist the IRS in evaluating the Offer, the Company has provided additional documents to the IRS and held various discussions with the IRS during Fiscal 2001 and Fiscal 2002. Effective March 13, 2002, the Company submitted an amended Offer in Compromise (“Amended Offer”) to the IRS. The Amended Offer must be reviewed and approved by IRS including its District Counsel. There can be no assurance that the IRS will accept the Amended Offer.

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

COMPREHENSIVE CARE CORPORATION

April 12, 2002	by /s/ ROBERT J. LANDIS Robert J. Landis Chairman of the Board of Directors, Chief Financial Officer, and Treasurer