Form 10-K
period 2002-05-31
COMPREHENSIVE CARE CORP
filed 2002-08-23
CIK 22872

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2002 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-9927

COMPREHENSIVE CARE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	95-2594724
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

200 South Hoover Blvd., Suite 200
Tampa, Florida	33609
(Address of principal executive offices)	(Zip Code)

(813) 288-4808
(Registrant’s telephone number, including area code)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $.01 per share	Over The Counter Bulletin Board
7 1/2% Convertible Subordinated Debentures due 2010	Over-the-Counter

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant at August 19, 2002, was $4,080,005 based on the average bid and ask price of the Common Stock on August 19, 2002, as reported on the Over The Counter Bulletin Board.

     At August 19, 2002, the Registrant had 3,885,719 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference to the Registrant’s definitive proxy statement for the Registrants 2002 annual meeting of stockholders. The definitive proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended May 31, 2002.

PART I
GOVERNMENT REGULATION
ACCREDITATION
ADMINISTRATION AND EMPLOYEES
MANAGEMENT INFORMATION SYSTEMS
MARKETING AND SALES
PART II.
PART III
PART IV
SIGNATURES
Exhibit Index
List of Subsidiaries
Eisner Consent
Section 906 Certification of CEO
Section 906 Certification of CFO

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

ORGANIZATIONAL HISTORY

     Comprehensive Care Corporation® (the “Company”) is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the Company include the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc.SM(1) (“CompCare”®(2) or “CBC”) and subsidiary corporations.

     The Company, through its operating subsidiaries, manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health plans, including health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”), government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. Current services include a broad spectrum of inpatient and outpatient mental health and substance abuse therapy, counseling, and supportive interventions.

RECENT DEVELOPMENTS

•	Effective July 22, 2002, the National Committee on Quality Assurance (“NCQA”) has awarded Full Accreditation to Comprehensive Behavioral Care’s Southeast regional operations, extending CBC’s accreditation to July 22, 2005. This accreditation covers the Company’s health plan membership in Connecticut, Florida, Georgia, and Michigan (see Page 4 — “ACCREDITATION”).
•	During July 2002, the Company entered into a Repayment Agreement with the California Department of Health Services to resolve the Medi-Cal liability. This liability and the terms of the Repayment Agreement are more fully described below under Item 3-(1), Legal Proceedings.
•	During April 2002, the Company implemented a new contract to provide behavioral healthcare benefits to approximately 130,000 members in Michigan. The Company estimates that annual revenues from this contract will be $2.3 million.

BUSINESS GENERAL

     The services provided by the Company are delivered through management service agreements, administrative service agreements, and capitated contracts. Under capitated contracts, the primary payer of healthcare services pre-pays a fixed, per member per month (“PMPM”) fee for covered psychiatric and substance abuse services to the Company regardless of actual member utilization. Programs are contracted through inpatient facilities as well as through experienced outpatient practitioners.

     The Company currently provides behavioral healthcare services to recipients in seven states, primarily through subcontracts with health plans. Members are usually directed to the Company by their employer, health plan, or physician and receive an initial authorization for an assessment. Based upon the initial assessment, a treatment plan is established for the member. The programs and services currently offered by the Company include fully integrated, capitated behavioral healthcare services, Employee Assistance Programs (EAPs), case management/utilization review services, administrative services management (ASOs), provider sponsored health plan development, preferred provider network development, management and physician advisor reviews, and overall care management services. Though not a significant part of the Company’s business as a percentage of revenue, the Company also manages behavioral healthcare services in correctional settings or for parolees and probationers in Idaho and may seek to pursue business in similar markets in the future (see “Growth Strategy” below). Fully integrated capitated lives (i.e. where the company has contractual, financial risk) totaled approximately 805,000 and 560,000 at May 31, 2002 and 2001, respectively. ASO lives were approximately 375,000 and 295,000 at May 31, 2002 and 2001, respectively. EAP lives were approximately 2,000 at May 31, 2002 and 2001. The Company manages its clinical service programs using proven treatment technologies and trains its providers to use effective, science-based treatment.

     The Company’s objective is to provide easily accessible, high quality behavioral healthcare services and products and to manage its costs through measures such as the monitoring of hospital inpatient admissions and the

(1)	Comprehensive Behavioral Care, Inc. is a registered service mark of the Company.
(2)	CompCare is a registered trademark of Comprehensive Care Corporation.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

review of authorizations for various types of outpatient therapy. The goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.

SOURCES OF REVENUE

     The Company provides managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs who have historically carved out these functions to third parties such as CompCare. Generally, the Company receives a negotiated amount on a PMPM or capitated basis in exchange for providing these services. The Company then contracts directly with behavioral healthcare providers who receive a pre-determined fee-for-service rate or case rate. Behavioral healthcare providers include psychiatrists, clinical psychologists, hospitals, therapists, and other licensed healthcare professionals. As of May 31, 2002, the Company has approximately 5,600 behavioral healthcare practitioners in its network who are primarily located in the four states in which the Company has its principal contracts. Under such full-risk capitation arrangements, profit is a function of utilization and the claims payments made by the Company to its network providers.

     Alternatively, the Company may subcontract with a network provider company on a sub-capitated basis. In cases where the Company has made sub-capitation arrangements, the outside company manages service delivery through a Company approved and credentialed network that is guided by stringent quality standards.

     During Fiscal 2002, the Company provided services under capitated arrangements for commercial, Medicare, Medicaid, and Children’s Health Insurance Program patients in Florida and Texas, commercial and Medicaid patients in Michigan, Medicaid patients in Connecticut, and commercial patients in California, Georgia, Idaho, Kentucky and Ohio.

     In Fiscal 2002, new business included one Medicaid and one commercial contract in Michigan, and one PPO and one Medicaid contract in Texas. The Company performs periodic reviews of its current contracts with payers to determine profitability. In the event a contract is not profitable, the company may seek to revise the terms of the contract or to terminate the agreement in accordance with the specific contract terms.

GROWTH STRATEGY

     The Company’s objective is to expand its presence in both existing and new managed behavioral healthcare markets by obtaining new contracts with health plans, corporations, government agencies, and other payers through its reputation of providing quality managed behavioral healthcare services with the most cost-effective use of healthcare resources. The Company’s principal means for pursuing new business is through the submission of proposals in response to formal, competitive bidding proceedings that are initiated by health plans or government agencies. New products for existing and potential clients include preferred provider organization management, psychotropic pharmacy benefit management, and administrative service capacity management for public systems.

     CompCare has developed its behavioral corrections program and currently has contracts in two states to provide behavioral healthcare services to inmates and parolees. While this business is not currently a significant part of the Company’s business as a percentage of revenue, the Company believes that the privatization of corrections healthcare services may continue to provide opportunities for the Company to expand the number and scope of its contracts with state and federal correctional facilities. Additionally, the Company is developing products that will bring its core competencies to new market areas such as child welfare, behavioral pharmacy management and preferred provider organization product management for health plans and self-insured employers, and juvenile justice behavioral health.

COMPETITION

     The behavioral healthcare industry is highly competitive, with approximately two-dozen managed behavioral healthcare companies providing service for an estimated 209 million covered lives in the United States. The industry provides products and services that are price sensitive. Competition is also built around the quality of service provided and the extent of the managed behavioral healthcare organization’s network facilities.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

GOVERNMENT REGULATION

REGULATORY MONITORING AND COMPLIANCE

     The Company is subject to extensive and evolving state and federal regulations as well as changes in Medicaid and Medicare reimbursement that could have an effect on the profitability of the Company’s contracts. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably among states. As a result, the Company may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services. The Company is currently licensed in one state to operate as a Limited Health Service Organization and is required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves, or net worth. The Company holds licenses or certificates to perform utilization review and third party administrator (“TPA”) services in certain states. Certain of the services provided by the Company’s managed behavioral healthcare subsidiaries may be subject to such licensing requirements in other states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that the Company will qualify to obtain such licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licensure as either an insurer or HMO in certain states. If the regulatory positions of these states were to change, the Company’s business could be materially affected until such time as the Company meets the regulatory requirements. Currently, management cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on further operations to the extent that they are not able to be recouped in future managed care contracts.

     As of May 31, 2002, the Company managed approximately 772,000 lives in connection with behavioral and substance abuse services covered through Medicaid in Connecticut, Florida, Michigan and Texas. In addition, the Company manages approximately 33,000 lives covered through Medicare in Florida. Any changes in Medicaid and Medicare reimbursement could ultimately affect the Company through contract bidding and cost structures with the health plans first impacted by such changes. At this time, the Company is unable to predict what effect, if any, changes in Medicaid and Medicare legislation may have on its business.

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

ACCREDITATION

     To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, the National Committee on Quality Assurance, (“NCQA”) has developed an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators, and consumers. The Standards for Accreditation of Managed Behavioral Healthcare Organizations used by NCQA reviewers to evaluate a managed behavioral healthcare organization address the following areas: quality improvement; utilization management; credentialing; members’ rights and responsibilities; preventative-care guidelines; and medical records. These standards validate that a managed behavioral healthcare organization is founded on principles of quality and is continuously improving the clinical care and services it

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

provides. In 2001, NCQA introduced these standards to health plan accreditations and now requires more behavioral healthcare expertise to maintain accreditation status. NCQA also utilizes Health Plan Employer Data and Information Set (“HEDIS”), which is a core set of performance measurements developed to respond to complex but clearly defined employer needs as standards for patient care and customer satisfaction. CompCare’s Southeast Region operation was awarded a one-year NCQA accreditation in July 1999 and Full Accreditation in December 2000. Effective July 22, 2002, CompCare’s Full Accreditation award extends the NCQA accreditation to July 22, 2005 and covers membership in Connecticut, Florida, Georgia, and Michigan. Full Accreditation is granted for a period of three years to those plans that have excellent programs for continuous quality improvement and that meet NCQA’s rigorous standards.

     The Company believes its NCQA accreditation to be beneficial to its clients and their members that are served by the Company. Additionally, NCQA accreditation may be an important consideration to prospective clients of the Company.

ADMINISTRATION AND EMPLOYEES

     The Company’s executive and administrative offices are located in Tampa, Florida, where management maintains operations, business development, accounting, reporting and information systems, and provider and member service functions. The Company currently employs a total of 115 full-time and part-time employees.

MANAGEMENT INFORMATION SYSTEMS

     The Company utilizes a fully integrated information system designed as a complete managed care, three-tier application. The system, known as Nichols TXEN (“TXEN”), was developed by Nichols Research, and the Company is a licensed user of the TXEN system.

     All locations are strategically connected to the Company’s frame relay telecommunications network, allowing automated call-path routing to overlap coverage for peak call times. Electronic access is provided and encouraged between the Company and all provider groups wishing to participate in e-mail, electronic billing, and electronic forms. Major care management functions such as assessment information, service plans, initial authorizations, extension requests, termination summaries, appeals, credentialing, billing, and claim/encounter processing are backed by decision aids to correctly adjudicate patient-specific transactions. The Company views the TXEN system to be adequate for its current and future needs.

MARKETING AND SALES

     The Company’s business development staff is responsible for generating new sales leads and for preparing proposals and responses to formal commercial and public sector Requests for Proposals (“RFPs”). The Company’s Chief Executive Officer manages marketing initiatives, along with the Company’s President of Public Sector Services. Regional and administrative operations personnel strengthen the Company’s marketing efforts by providing a local presence. Sales expectations are integrated into the performance requirements for executive staff and local sales personnel.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

Name	Age	Position

Thomas Clay	54	President, Public Sector Services(2)
Mary Jane Johnson	52	President(1)(2), Chief Executive Officer(1)(2), and Director(1)(2)
Robert J. Landis	43	Chairman of the Board of Directors(1)(2), Chief Financial Officer(1)(2), and Treasurer(1)(2)
Paul R. McCarthy	45	Chief Operating Officer(2)
Howard A. Savin	56	Director
Cathy J. Welch	42	Secretary(1)(2), Vice President of Finance/Controller(1)(2)

(1) Comprehensive Care Corporation.
(2) Comprehensive Behavioral Care, Inc. (Principal subsidiary of the Company).

     THOMAS CLAY, MSW, age 54. Mr. Clay has been employed by the Company since December 1999 and has served as President, Public Sector Services, for Comprehensive Behavioral Care, Inc. (“CBC”) since June 2002. Mr. Clay previously served as CBC’s Senior Vice President of Clinical Operations from October 2000 through May 2002. During 1997, until joining the Company, Mr. Clay worked as a behavioral healthcare consultant specializing in adapting managed care technology to public sector services for providers and behavioral healthcare organizations. From January 1991 through July 1997, Mr. Clay served in a variety of executive positions for Tarrant County Mental Health Mental Retardation Services in Fort Worth, Texas. Mr. Clay received a Master of Social Work degree from Tulane University and a Bachelor of Arts Degree in Psychology from the University of Texas at Austin.

     MARY JANE JOHNSON, RN, MBA, age 52. Ms. Johnson has served as President and Chief Executive Officer since January 2000. In April 1999, Ms. Johnson was elected a Class I director with her current term expiring at the 2003 Annual Meeting. Since joining the Company in August 1996, Ms. Johnson has also served as Chief Operating Officer of Comprehensive Care Corporation, an appointment that was effective July 1999, and as Chief Executive Officer for the Company’s principal subsidiary, Comprehensive Behavioral Care, Inc., since August 1998. Ms. Johnson served as Executive Director for Merit Behavioral Care from 1993 to 1996. Ms. Johnson, a Registered Professional Nurse, has a Bachelors Degree in Nursing from the State University of New York and a Masters Degree in Business Administration from Adelphi University.

     ROBERT J. LANDIS, CPA, MBA, age 43. Mr. Landis has served as Chairman of the Board of Directors since January 2000 and as Chief Financial Officer and Treasurer since July 1998. In April 1999, Mr. Landis was elected a Class III director with his current term expiring at the 2004 Annual Meeting. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization, from November 1988 to July 1998. Mr. Landis also serves on the Board of Directors of Appiant Technologies, Inc., a unified communication software development company whose common stock is publicly traded on the NASDAQ Small Cap Market. Mr. Landis, a Certified Public Accountant, received a Bachelors Degree in Business Administration from the University of Southern California and a Masters Degree in Business Administration from California State University at Northridge.

     PAUL R. MCCARTHY, Ph.D., age 45. Dr. McCarthy rejoined the Company in June 2002 to serve as Chief Operating Officer for Comprehensive Behavioral Care, Inc. From January 2000 through May 2002, Dr. McCarthy was employed by Cigna Behavioral Health (“Cigna”) in Tampa, Florida where as Director of Regional Operations he was responsible for the oversight of operational and financial aspects for two of Cigna’s largest operating units. Prior to joining Cigna, Dr. McCarthy was employed by the Company from February 1998 through January 2000. Dr. McCarthy has also served as Vice President of Quality Improvement and Outcomes Management for Green Spring Health Services/Magellan Health Services from February 1996 through February 1998. Dr. McCarthy holds a Masters Degree in Psychology from Villanova University and a Ph.D. from Pennsylvania State University.

     HOWARD A. SAVIN, Ph.D., age 56. In June 2002, Dr. Savin was appointed as a Class II director, with a term expiring at the 2002 Annual Meeting, to fill the existing vacancy of the Board of Directors. Dr. Savin is currently Senior Vice President of Clinical Affairs at the Devereux Foundation, an organization engaged in providing high-quality human services to children, adults, and families with special needs which derive from

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

behavioral, psychological, intellectual or neurological impairments. Dr. Savin has served the Devereux Foundation in this capacity since July 1995. Prior to joining the Devereux Foundation, Dr. Savin served as Vice President of Medco Behavioral Care Corp., which later became Merit Behavioral Health and Magellan, from November 1993 to December 1994. Dr. Savin holds a Masters Degree in Psychology from the University of Bridgeport and a Ph.D. from the University of Georgia.

     CATHY J. WELCH, CPA, age 42. Ms. Welch has been employed by the Company since February 1998, has served as Controller since February 1999 and as Corporate Secretary since her appointment on January 14, 2000. Beginning on July 12, 1999, Ms. Welch is the Vice President of Finance and Controller. Prior to her employment with the Company, Ms. Welch served in a variety of financial management positions, beginning in November 1993 through June 1997, for the Columbia/HCA hospitals in Florida. Ms. Welch, a Certified Public Accountant, received a Bachelor of Arts Degree in Business Administration from the University of South Florida.

ITEM 2. PROPERTIES

     The Company does not currently own any real property. The following table sets forth certain information regarding the properties leased by the Company at May 31, 2002. All leases are triple net leases, under which the Company bears all costs of operations, including insurance, taxes, and utilities.

		Monthly
	Lease	Rental
Name and Location	Expires	(in Dollars)

Corporate Headquarters, Regional, Administrative, And Other Offices
Tampa, Florida, Corporate Headquarters and Southeastern Regional offices	2006	$21,509
Grand Prairie, Texas	2002	6,815
Bloomfield Hills, Michigan	2004	8,378
Boise, Idaho*	2002	$2,723

* Effective June 30, 2002, the Company’s Idaho operations were reduced as a result of the termination of one contract which accounted for less than 2% of operating revenues during Fiscal 2002. The Company’s continuing Idaho business is from prison-based programs requiring only minimal administrative support. As a result, effective August 31, 2002, the Company expects to eliminate its Idaho administrative office.

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

Effective July 2002, the Company has entered into a Repayment Agreement with the Department to resolve this liability at a substantially reduced amount. The terms of the Repayment Agreement will require the Company to either 1) pay one lump sum of $450,000 to the Department on or before September 1, 2002 or 2) beginning September 1, 2002, the Company will be required to make three monthly installment payments of $160,000 each, with the last payment being due on or before November 1, 2002, for a total of $480,000 as full and complete satisfaction of the outstanding liability. If neither of the arrangements discussed under 1) or 2) above is satisfied, the Company will be considered to be in default and the Department has the right to collect the full amount of the claim plus interest, attorney’s fees, and collections costs.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $8.2 million through May 31, 2002. In this event, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. The Company filed a protest letter with the IRS on November 6, 1998. This filing commenced the administrative appeals process.

On July 11, 2000, the Company submitted an Offer in Compromise (the “Offer”) and, on March 13, 2002, submitted an amended Offer in Compromise (“Amended Offer”) to the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount than the IRS has asserted as indicated above. To assist the IRS in evaluating the Amended Offer, the Company is providing additional documents to the IRS and is continuing its discussions with the IRS. The Amended Offer must be reviewed and approved by the IRS. Pending the resolution of the Amended Offer, the IRS generally suspends any collection activities. There can be no assurance that the IRS will accept the Amended Offer.

If the IRS were to accept the Amended Offer, the IRS would require that the net operating loss carryforwards are no longer available to the Company. If the IRS were to disallow the refunds claimed and an offer is not accepted, the Company will have additional loss carry forwards of approximately $50 million, which will expire if unused by the year 2010.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART II.

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the Over The Counter Bulletin Board (“OTC-BB”) under the symbol CHCR. The following table sets forth the range of high and low closing prices for the Common Stock, as reported by the OTC-BB, for the fiscal quarters indicated:

		Price

FISCAL YEAR		High	Low

2002	FIRST QUARTER	$0.61	$0.25
	SECOND QUARTER	0.55	0.24
	THIRD QUARTER	0.96	0.43
	FOURTH QUARTER	$1.85	$0.70

2001	FIRST QUARTER	$0.27	$0.17
	SECOND QUARTER	0.23	0.09
	THIRD QUARTER	0.20	0.11
	FOURTH QUARTER	$0.64	$0.25

(a)	As of July 31, 2002, the Company had 1,427 common stockholders of record.

(b)	The Company did not pay any cash dividends on its Common Stock during any quarter of Fiscal 2002, 2001, or 2000 and does not contemplate the initiation of payment of any cash dividends in the foreseeable future (see Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”).

ITEM 6. SELECTED FINANCIAL DATA

Prior to Fiscal 1993, the Company principally engaged in the ownership, operation, and management of psychiatric and substance abuse programs in Company owned, leased, or unaffiliated hospitals. During Fiscal 1999, the Company completed its plan to dispose of its hospital business segment. The selected consolidated financial data that follows includes the results of discontinued hospital operations for the fiscal years ended May 31, 1999 and 1998 and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Reclassifications of prior year amounts have been made to conform to the current year’s presentation (see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Year Ended May 31,

	2002	2001	2000	1999	1998

	(Amounts in thousands, except per share data)
Statement of Operations Data:
Operating revenues	$27,625	$18,192	$17,719	$39,029	$39,787
Costs and expenses:
Healthcare operating expenses	24,625	15,326	15,801	29,778	30,808
General and administrative expenses	3,544	3,842	6,974	9,148	7,085
Provision for (recovery of) doubtful accounts	(112)	(439)	(606)	1,641	94
Depreciation and amortization	342	656	794	1,037	772
Restructuring expenses	—	(30)	831	600	—

	28,399	19,355	23,794	42,204	38,759

Operating income (loss) from continuing operations	(774)	(1,163)	(6,075)	(3,175)	1,028
Other income (expenses):
Loss in connection with prepayment of note receivable	—	(496)	—	—	—
Gain on sale of assets	—	—	9	2	314
Loss on sale of assets	—	—	(1)	(4)	(9)
Reduction in accrued interest expense	—	290	—	—	—
Other non operating income (expense)	40	332	204	(79)	50
Interest income	88	163	399	309	406
Interest expense	(178)	(208)	(289)	(281)	(172)

Income (loss) from continuing operations before income taxes	(824)	(1,082)	(5,753)	(3,228)	1,617
Income tax expense (benefit)	1	35	13	(146)	63

Income (loss) from continuing operations	(825)	(1,117)	(5,766)	(3,082)	1,554
Discontinued operations:
Income (loss) from operations	—	—	—	(334)	417
Loss on disposal, including operating loss of $282	—	—	—	(698)	—

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(825)	(1,117)	(5,766)	(4,114)	1,971
Extraordinary gain	—	—	—	120	—

Income (loss) before cumulative effect of change in accounting principle	(825)	(1,117)	(5,766)	(3,994)	1,971
Cumulative effect of change in accounting principle	55	—	—	—	—

Net income (loss)	(770)	(1,117)	(5,766)	(3,994)	1,971
Dividends on convertible Preferred Stock	—	—	—	(55)	(82)

Net income (loss) attributable to common stockholders	$(770)	$(1,117)	$(5,766)	$(4,049)	$1,889

Basic earnings per share:
Income (loss) from continuing operations	$(0.21)	$(0.29)	$(1.51)	$(0.88)	$0.44
Discontinued operations:
Income (loss) from operations	—	—	—	(0.09)	0.12
Loss on disposal	—	—	—	(0.20)	—
Extraordinary item	—	—	—	0.03	—
Cumulative effect of change in accounting principle	0.01	—	—	—	—

Net income (loss)	$(0.20)	$(0.29)	$(1.51)	$(1.14)	$0.56

Diluted earnings per share:
Income (loss) from continuing operations	$(0.21)	$(0.29)	$(1.51)	$(0.88)	$0.40
Discontinued operations:
Income (loss) from operations	—	—	—	(0.09)	0.11
Loss on disposal	—	—	—	(0.20)	—
Extraordinary item	—	—	—	0.03	—
Cumulative effect of change in accounting principle	0.01	—	—	—	—

Net income (loss)	$(0.20)	$(0.29)	$(1.51)	$(1.14)	$0.51

BALANCE SHEET DATA:
Working capital (deficit)	$(12,275)	$(11,770)	$(12,245)	$(9,355)	$(8,859)
Total assets	11,399	9,754	21,275	29,066	30,405
Long-term debt	2,244	2,244	2,244	2,253	2,704
Long-term debt including current maturities and debentures	2,244	2,244	2,244	2,256	2,706
Stockholders’ deficit	$(12,519)	$(11,778)	$(10,672)	$(4,914)	$(1,286)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report on Form 10-K includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under “Risk Factors — Important Factors Related to Forward-Looking Statements and Associated Risks”.

GENERAL

     The Company reported a net loss of $770,000, or $0.20 per share, for the fiscal year ended May 31, 2002 compared to the net loss of $1.1 million, or $0.29 per share, for the fiscal year ended May 31, 2001. The Fiscal 2002 net loss included $55,000 specific to the cumulative effect of a change in accounting principle (see Note 10 to the audited financial statements – “Goodwill”) and a $66,000 bad debt recovery specific to one contract that terminated in Fiscal 1999. The following tables summarize the Company’s financial data for the fiscal years ended May 31, 2002 and 2001 (in thousands):

	CONSOLIDATED	CONSOLIDATED
	OPERATIONS	OPERATIONS
	FISCAL 2002	FISCAL 2001

Operating revenues	$27,625	$18,192

Healthcare operating expenses	24,625	15,326
General/administrative expenses	3,544	3,842
Other operating expenses	230	187

	28,399	19,355

Operating loss	$(774)	$(1,163)

RESULTS OF OPERATIONS – YEAR ENDED MAY 31, 2002 COMPARED TO THE YEAR ENDED MAY 31, 2001.

     The Company reported a net loss of $770,000 and an operating loss of $774,000 for the fiscal year ended May 31, 2002 compared to the operating loss of $1.2 million for the fiscal year ended May 31, 2001. Operating revenues increased by 51.9%, or $9.4 million, to $27.6 million for the fiscal year ended May 31, 2002 compared to $18.2 million for the fiscal year ended May 31, 2001. This increase is attributable to two major contracts implemented during Fiscal 2001 and membership growth from state sponsored children’s health insurance programs.

     Healthcare operating expenses increased by approximately $9.3 million, or 60.7%, for the fiscal year ended May 31, 2002 as compared to the fiscal year ended May 31, 2001. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue increased by 4.8%, from 84.3% for the fiscal year ended May 31, 2001 to 89.1% for the fiscal year ended May 31, 2002. This increase is primarily attributable to a change in revenue mix resulting in increased Medicaid and Medicare membership during Fiscal 2002 compared to Fiscal 2001.

     General and administrative expenses decreased by approximately $0.3 million, or 7.8%, for the fiscal year ended May 31, 2002 as compared to the fiscal year ended May 31, 2001. This decrease is attributable to the Company’s continuing efforts to reduce general and administrative costs. General and administrative expense as a percentage of operating revenue decreased from 21.1% for the fiscal year ended May 31, 2001 to 12.8% for the fiscal year ended May 31, 2002.

     Other operating expenses increased $43,000 for the fiscal year ended May 31, 2002 compared to the fiscal year ended May 31, 2001. This increase is primarily attributable to the $327,000 reduction in the amount of recovery of doubtful accounts year over year, offset by a $242,000 decrease in depreciation expense, which results from assets being fully depreciated and, also, from decreases in capital spending. Additionally, Fiscal 2002 results do not include any amortization expense compared to $72,000 of amortization expense recorded during the fiscal year ended May 31, 2001 (see Note 10 to the audited financial statements – “Goodwill”).

     Management believes that the Company’s current infrastructure is sufficient to support continued revenue growth during Fiscal 2003 without the need for any significant increase to staff or other operating costs.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS – YEAR ENDED MAY 31, 2001 COMPARED TO THE YEAR ENDED MAY 31, 2000.

     The Company reported a net loss of $1.1 million and an operating loss of $1.2 million for the fiscal year ended May 31, 2001. Operating revenues increased by $0.5 million, or 2.7%, for the fiscal year ended May 31, 2001 compared to the fiscal year ended May 31, 2000. This increase is attributable to the implementation in Fiscal 2001 of two major, managed care contracts which accounted for $4.1 million of operating revenues during the fiscal year ended May 31, 2001, offset by the loss of revenues during Fiscal 2001 specific to the Humana contracts and the loss of two major contracts that terminated during the third quarter of Fiscal 2000.

     Healthcare operating expenses decreased by approximately $0.5 million, or 3.0%, for the fiscal year ended May 31, 2001 as compared to the fiscal year ended May 31, 2000. This decrease is attributable to the cost savings realized from the centralization of certain contract management and clinical functions that began in Fiscal 2000. Healthcare operating expense as a percentage of operating revenue decreased from 89.2% for the fiscal year ended May 31, 2000 to 84.3% for the fiscal year ended May 31, 2001.

     General and administrative expenses decreased by approximately $3.1 million, or 44.9%, for the fiscal year ended May 31, 2001 as compared to the fiscal year ended May 31, 2000. General and administrative expense as a percentage of revenue decreased from 39.4% for the fiscal year ended May 31, 2000 to 21.1% for the fiscal year ended May 31, 2001. This decrease is attributable to the significant cost reductions that were initiated following the loss of two major, managed care contracts in Fiscal 2000.

     Other operating expenses decreased by $0.8 million for the fiscal year ended May 31, 2001 compared to the fiscal year ended May 31, 2000. This decrease is primarily attributable to the $0.8 million of restructuring expense in Fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At May 31, 2002, the Company had unrestricted cash and cash equivalents of $5.3 million. The Company has committed approximately $0.5 million for use in connection with the Repayment Agreement described under Item 3(1) – “Legal Proceedings” above. During the fiscal year ended May 31, 2002, $2.5 million was provided by the Company’s operating activities, of which $1.2 million was provided as a result of timing differences between the collection of state reinsurance program amounts and the payment dates for reinsurance claims specific to one major contract (see Note 4, Item 2, to the audited financial statements – “Major Contracts/Customers”). The Company reported a net loss of approximately $770,000 for the fiscal year ended May 31, 2002, which includes a $55,000 gain specific to the cumulative effect of a change in accounting principle (see Note 10 to the audited financial statements – “Goodwill”) and a $66,000 bad debt recovery related to one contract that terminated in Fiscal 1999. This compares to a net loss of $1.1 million for the fiscal year ended May 31, 2001. The Company has an accumulated deficit of $64.4 million and total stockholders’ deficit of $12.5 million as of May 31, 2002. Additionally, the Company’s current assets at May 31, 2002 amounted to approximately $9.4 million and current liabilities were approximately $21.7 million, resulting in a working capital deficiency of approximately $12.3 million. The working capital deficiency referred to above results primarily from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 14 to the audited financial statements – “Income Taxes”). Additionally, the Company cannot predict utilization trends, which could change significantly in future periods. Any such negative trends would increase healthcare operating expenses and may impact the Company’s ability to achieve profitability and maintain positive cash flow.

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

     Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to it during Fiscal 2003 and, if available, that the source of financing would be available

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

on terms and conditions acceptable to the Company. The Company does not currently engage in transactions relating to market sensitive risk instruments.

     The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustment that may result from the outcome of this uncertainty.

     During Fiscal 2001 and Fiscal 2000, management took steps to trim costs and save cash, including making significant staff reductions, centralizing certain contract management and clinical functions, and eliminating the Company’s California administrative office and related executive staff positions. The Company’s continuation as a going concern is dependent upon its ability to achieve profitability, to generate sufficient cash flow to meet its obligations on a timely basis, and to obtain additional financing as may be required.

RISK FACTORS

IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company’s success in (i) expanding the managed behavioral healthcare operations, (ii) effective management in the delivery of services, (iii) risk and utilization in context of capitated payouts, and (iv) retaining certain refunds from the IRS (see Note 14 to the audited consolidated financial statements — “Income Taxes”).

CONCENTRATION OF RISK

     The Company currently has twelve contracts with four health plans to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Connecticut, Florida and Texas. These combined contracts represent approximately 57.9% and 49.9% of the Company’s operating revenue for the fiscal years ended May 31, 2002 and 2001, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of any one of these customers could have a material, adverse effect on the Company’s working capital and future results of operations (see Note 4 to the audited consolidated financial statements – “Major Customers/Contracts”).

UNCERTAINTY OF FUTURE PROFITABILITY

     As of May 31, 2002, the Company had stockholders’ deficit of $12.5 million and a working capital deficiency of approximately $12.3 million. The Company had a net loss for the fiscal year ended May 31, 2002 of approximately $770,000. There can be no assurance that the Company will be able to achieve and sustain profitability or that the Company can maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

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

     The Company may be required to repay a portion of the tax refunds received from the Internal Revenue Service for Fiscal 1996 and 1995, which amounted to $9.4 million and $5.4 million, respectively (see Item 3-(2) – “Legal Proceedings”, above).

TAXES

     In connection with the filing of its Federal income tax returns for fiscal years 1995 and 1996, the Company filed a tentative refund claim to carry back losses described in Section 172(f) of the Internal Revenue Code (“IRC”), requesting a refund to the Company of $9.4 million and $5.5 million, respectively, of which refunds of $9.4 million

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

     On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $8.2 million through May 31, 2002. In this event, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. The Company filed a protest letter with the IRS on November 6, 1998. This filing commenced the administrative appeals process.

     On July 11, 2000, the Company submitted an Offer in Compromise (the “Offer”) and, on March 13, 2002, submitted an amended Offer in Compromise (“Amended Offer”) to the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount than the IRS has asserted as indicated above. To assist the IRS in evaluating the Amended Offer, the Company is providing additional documents to the IRS and is continuing its discussions with the IRS. The Amended Offer must be reviewed and approved by the IRS. Pending the resolution of the Amended Offer, the IRS generally suspends any collection activities. There can be no assurance that the IRS will accept the Amended Offer.

     If the IRS were to accept the Amended Offer, the IRS would require that the net operating loss carryforwards are no longer available to the Company. If the IRS were to disallow the refunds claimed and an offer is not accepted, the Company will have additional loss carry forwards of approximately $50 million, which will expire if unused by the year 2010.

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

     The Company typically contracts with small to medium sized HMO’s who may be adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. The Company's clients may also be acquired by larger HMO's, in which case there can be no assurance that the acquiring company would renew the Company's contract. Additionally, changes specific to Medicaid and Medicare reimbursement could have an effect on the profitability of

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

the Company’s contracts. The Company cannot predict the effect healthcare reforms may have on its business and no assurance can be given that any such reforms will not have a material adverse effect on the Company.

REGULATORY COMPLIANCE

     The Company is subject to extensive and evolving state and federal regulations as well as changes in Medicaid and Medicare reimbursement that could have an effect on the profitability of the Company’s contracts. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably among states. As a result, the Company may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services. The Company is currently licensed in one state to operate as a Limited Health Service Organization and is required to comply with certain laws and regulations that, among other things, may require the Company to maintain certain types of assets and minimum levels of deposits, capital, surplus, reserves, or net worth. The Company holds licenses or certificates to perform utilization review and third party administrator (“TPA”) services in certain states. Certain of the services provided by the Company’s managed behavioral healthcare subsidiaries may be subject to such licensing requirements in other states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that the Company will qualify to obtain such licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, the Company has not sought licensure as either an insurer or HMO in certain states. If the regulatory positions of these states were to change, the Company’s business could be materially affected until such time as the Company meets the regulatory requirements. Currently, management cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on further operations to the extent that they are not able to be recouped in future managed care contracts.

DEPENDENCE ON KEY PERSONNEL

     The Company depends and will continue to depend upon the services of its senior management and skilled personnel.

SHARES ELIGIBLE FOR FUTURE SALE

     The Company has issued or committed to issue options or other rights to purchase approximately 1,101,000 shares, with option prices range from $0.25 to $4.00. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in public or private transactions for use in fulfilling its future capital needs (see “Need for Additional Funds; Uncertainty of Future Funding”). Issuance of additional equity could adversely affect the trading price of the Company’s Common Stock.

ANTI-TAKEOVER PROVISIONS

     The Company’s Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of May 31, 2002, there are 18,740 remaining shares authorized and available to issue, and no outstanding shares of Preferred Stock. The Company’s Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company’s stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions that result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company’s Common Stock or the possibility of sale of shares to an acquiring person.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

SARBANES-OXLEY ACT OF 2002

     The Company is subject to the various provisions of the Sarbanes-Oxley Act of 2002, which include a requirement that the Company must have at least one qualified, financial expert on its independent audit committee or be subject to not having its stock included in the Over The Counter Bulletin Board listings. The Company has until April 2003 to comply with this requirement.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements and
Financial Statement Schedules

Years Ended May 31, 2002, 2001 and 2000

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Comprehensive Care Corporation

     We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and subsidiaries as of May 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended May 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 3, the Company’s working capital deficiency and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 14. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 2, effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 and changed its method of accounting for goodwill.

/s/ Eisner, LLP (formerly Richard A. Eisner & Company, LLP)

New York, New York
August 2, 2002

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,
	2002	2001

	(Amounts in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,340	$2,891
Restricted cash	—	48
Accounts receivable, less allowance for doubtful accounts of $8 and $11	324	422
Accounts receivable – managed care reinsurance contract	575	783
Other receivable	2,548	2,548
Other current assets	591	817

Total current assets	9,378	7,509
Property and equipment, net	291	555
Note receivable	159	164
Goodwill, net	991	936
Restricted cash	430	561
Other assets	150	29

Total assets	$11,399	$9,754

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,891	$3,302
Accrued claims payable	4,635	3,071
Accrued reinsurance claims payable	2,019	783
Unbenefitted tax refunds received	12,092	12,092
Income taxes payable	16	31

Total current liabilities	21,653	19,279

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	21	9

Total long-term liabilities	2,265	2,253

Total liabilities	23,918	21,532

Commitments and Contingencies (Notes 4 and 14)
Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; none issued	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 3,878,552 and 3,817,803	39	38
Additional paid-in-capital	51,842	51,813
Deferred compensation	(1)	—
Accumulated deficit	(64,399)	(63,629)

Total stockholders’ deficit	(12,519)	(11,778)

Total liabilities and stockholders’ deficit	$11,399	$9,754

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended May 31,

	2002	2001	2000

	(Amounts in thousands, except per share data)

Operating Revenues	$27,625	$18,192	$17,719
Costs and Expenses:
Healthcare operating expenses	24,625	15,326	15,801
General and administrative expenses	3,544	3,842	6,974
Recovery of doubtful accounts	(112)	(439)	(606)
Depreciation and amortization	342	656	794
Restructuring expenses	—	(30)	831

	28,399	19,355	23,794

Operating loss before items shown below	(774)	(1,163)	(6,075)
Other income (expense):
Loss in connection with prepayment of note receivable	—	(496)	—
Gain on sale of assets	—	—	9
Loss on sale of assets	—	—	(1)
Reduction in accrued interest expense	—	290	—
Other non operating income	40	332	204
Interest income	88	163	399
Interest expense	(178)	(208)	(289)

Loss before items shown below	(824)	(1,082)	(5,753)
Income tax expense	1	35	13

Loss before cumulative effect of change in accounting principle	(825)	(1,117)	(5,766)
Cumulative effect of change of accounting principle	55	—	—

Net loss	$(770)	$(1,117)	$(5,766)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle	$(0.21)	$(0.29)	$(1.51)
Cumulative effect of change in accounting principle	0.01	—	—

Net Loss	$(0.20)	$(0.29)	$(1.51)

Weighted Average Common Shares Outstanding (basic and diluted)	3,860	3,818	3,818

See accompanying notes

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(IN THOUSANDS)

					ADDITIONAL			TOTAL
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	DEFERRED	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	COMPENSATION	DEFICIT

Balance, May 31, 1999	—	$—	3,818	$38	$51,794	$(56,746)	$—	$(4,914)
Net loss	—	—	—	—	—	(5,766)	—	(5,766)
Compensatory stock options granted	—	—	—	—	18	—	(18)	—
Amortization of deferred compensation	—	—	—	—	—	—	8	8

Balance, May 31, 2000	—	—	3,818	$38	$51,812	$(62,512)	$(10)	$(10,672)
Net loss	—	—	—	—	—	(1,117)	—	(1,117)
Compensatory stock options granted	—	—	—	—	1	—	(1)	—
Amortization of deferred compensation	—	—	—	—	—	—	11	11

Balance, May 31, 2001	—	$—	3,818	$38	$51,813	$(63,629)	$—	$(11,778)
Net loss	—	—	—	—	—	(770)	—	(770)
Compensatory stock options granted	—	—	—	—	1	—	(1)	—
Shares issued for executive compensation	—	—	50	1	25	—	—	26
Exercise of stock options	—	—	11	—	3	—	—	3

Balance, May 31, 2002	—	$—	3,879	$39	$51,842	$(64,399)	$(1)	$(12,519)

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2002	2001	2000

	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(770)	$(1,117)	$(5,766)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	342	656	794
Asset write-down	—	—	10
Cumulative effect of change in accounting principle	(55)	—	—
Loss in connection with prepayment of note receivable	—	496	—
Gain on sale of assets	—	—	(9)
Loss on sale of assets	—	—	1
Compensation expense – stock options issued	—	11	8
Restructuring expenses	—	(30)	89
Reduction in accrued interest expense	—	(290)	—
Changes in assets and liabilities:
Accounts receivable	98	(146)	656
Accounts receivable – managed care reinsurance contract	208	(783)	—
Accounts receivable – pharmacy and laboratory costs	—	10,469	—
Other current assets, restricted funds, and other non-current assets	284	746	896
Accounts payable and accrued liabilities	(397)	(615)	(498)
Accrued claims payable	1,564	261	(1,355)
Accrued reinsurance claims payable	1,236	783	—
Accrued pharmacy and laboratory costs payable	—	(10,469)	—
Income taxes payable	(15)	(13)	(32)
Other liabilities	(8)	(47)	(107)

Net cash provided by (used in) operating activities	2,487	(88)	(5,313)
Cash flows from investing activities:
Net proceeds from sale of property and equipment	—	—	139
Payment received on note for sale of property and equipment	4	509	25
Additions to property and equipment	(43)	(48)	(107)

Net cash (used in) provided by investing activities	(39)	461	57

Cash flows from financing activities:
Proceeds from the issuance of Common Stock	3	—	—
Repayment of debt	(2)	—	(2)

Net cash provided by (used in) financing activities	1	—	(2)

Net increase (decrease) in cash and cash equivalents	2,449	373	(5,258)
Cash and cash equivalents at beginning of year	2,891	2,518	7,776

Cash and cash equivalents at end of year	$5,340	$2,891	$2,518

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$179	$177	$180

Income taxes	$16	$37	$48

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 1 — DESCRIPTION OF THE COMPANY’S BUSINESS

     Comprehensive Care Corporation (the “Company”) is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the “Company” include Comprehensive Behavioral Care, Inc. (“CompCare” or “CBC”) and subsidiary corporations. The Company, through its wholly owned subsidiary, CompCare, primarily provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. The Company manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for its services includes both corporate and governmental entities. The Company’s services are provided primarily by unrelated vendors on a subcontract or subcapitated basis.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of Comprehensive Care Corporation and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

REVENUE RECOGNITION

     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). Such agreements accounted for 84.7% or $23.4 million, of revenue for the fiscal year ended May 31, 2002, 79.2%, or $14.4 million, of revenue for the fiscal year ended May 31, 2001, and 81.0%, or $14.4 million, of revenue for the fiscal year ended May 31, 2000. The balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

HEALTHCARE EXPENSE RECOGNITION

     The Company attempts to control its costs and risk by entering into contractual relationships with healthcare providers including hospitals, physician groups and other managed care organizations either on a sub-capitated, a discounted fee-for-services, or a per-case basis. The Company’s capitation contracts typically exclude risk for chronic care patients. The cost of healthcare services is recognized in the period that the Company is obligated to provide such services. Certain contracted healthcare providers assume the financial risk for participant care rendered by them and they are compensated on a sub-capitated basis.

     In cases where the Company retains the financial responsibility for authorizations, hospital utilization, and the cost of other behavioral healthcare services, the Company establishes an accrual for estimated claims payable (see “Accrued Claims Payable” below).

PREMIUM DEFICIENCIES

     Estimated future healthcare costs and expenses in excess of estimated future premiums are recorded as a loss when determinable. No such deficiencies existed at May 31, 2002 or May 31, 2001.

CASH AND CASH EQUIVALENTS

     Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. These investments aggregated $2.6 million and $1.5 million at May 31, 2002 and 2001, respectively. These investments are included in cash equivalents in the accompanying consolidated balance sheets.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RESTRICTED CASH

     As of May 31, 2002 and 2001, non-current restricted accounts include $0.3 million of cash held in trust in connection with the Company’s Directors and Officers liability insurance policy.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation of furniture and equipment is computed using the straight-line method over the estimated useful lives of 3 to 12 years. Leasehold improvements are amortized over the term of the related lease.

GOODWILL

     Goodwill includes costs in excess of fair value of the net assets acquired in purchase transactions, less amortization.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”, which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 31, 2001 and permitted early adoption for companies with a fiscal year beginning after March 15, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. The Company elected to adopt SFAS 142 effective June 1, 2001 and, as a result, there has been no amortization expense recorded during Fiscal 2002 (see Note 10 - “Goodwill”). In accordance with SFAS 142, the Company has performed an impairment test within six months of the adoption date and has determined that no impairment of goodwill had occurred as of such date. The Company will perform an impairment test at least annually thereafter and whenever events and circumstances occur that might effect the carrying value of goodwill.

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

INCOME TAXES

     The Company calculates deferred taxes and related income tax expense using the liability method. This method determines deferred taxes by applying the current tax rate to net operating loss carryforwards and to the cumulative temporary differences between the recorded carrying amounts and the corresponding tax basis of assets and liabilities. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not. The Company’s provision for income taxes is the sum of the change in the balance of deferred taxes between the beginning and the end of the period and income taxes currently payable or receivable.

STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized.

     The fair value of options granted to non-employee consultants is being amortized to expense over the vesting period of the options.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PER SHARE DATA

     In calculating basic earnings (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the assumed exercise or conversion of all dilutive securities, such as options and convertible debentures. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a net loss.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value.

     For cash and cash equivalents, notes receivable, and restricted cash, the carrying amount approximates fair value. For long-term debt, the fair value is based on the estimated market price for the Debentures on the last day of the fiscal year.

     The carrying amounts and fair values of the Company’s financial instruments at May 31, 2002 and 2001, are as follows:

	2002		2001
	CARRYING	FAIR	CARRYING	FAIR
	AMOUNT	VALUE	AMOUNT	VALUE

	(AMOUNTS IN THOUSANDS)
Assets
Cash and cash equivalents	$5,340	$5,340	$2,891	$2,891
Note receivable	163	163	168	168
Restricted cash	430	430	609	609
Liabilities
Long-term debt	$2,244	$1,534	$2,244	$1,148

RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform with the current year’s presentation, including approximately $0.8 million of reinsurance program reimbursements that were previously classified as both operating revenue and healthcare operating expense in the Fiscal 2001 consolidated statement of operations (see Note 4(2)).

NOTE 3 — BASIS OF PRESENTATION

     The accompanying consolidated financial statements are prepared on a going concern basis. For the years ended May 31, 2002, 2001 and 2000, the Company has incurred net losses and, as of May 31, 2002, has a stockholders’ deficit of $12.5 million and a working capital deficiency of $12.3 million. The working capital deficiency results primarily from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 14 — “Income Taxes”).

     Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to it during Fiscal 2003 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company.

     The above conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon its ability to continue to generate sufficient cash flow to meet its obligations on a timely basis, successfully resolve the Internal Revenue Service audit, obtain additional financing as may be required and, ultimately, to attain profitability. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 — MAJOR CONTRACTS/CUSTOMERS

(1)	The Company had contracts with Humana Health Plans (“Humana”) under which it provided services to members in Florida. Effective June 30, 2000, Humana completed the sale of its North Florida Medicaid business to another Florida HMO. Additionally, Humana’s contracts with the Company, which covered specific commercial, Medicaid

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

and Medicare populations of approximately 60,000 members in Florida terminated September 30, 2000. Humana contracts accounted for $0.7 million, or 3.9%, of operating revenue for the fiscal year ended May 31, 2001 compared to $6.0 million, or 33.8%, for the fiscal year ended May 31, 2001.

Effective July 1, 2000, the Company entered into a contract with one HMO to continue to provide behavioral healthcare services to approximately 100,000 of 160,000 Florida members that were managed by the Company under prior contracts with Humana. The combined revenue from the contracts that were transitioned from Humana, plus two additional contracts that the Company has with this HMO, accounted for 17.0%, or $4.7 million, of the Company’s operating revenues during the fiscal year ended May 31, 2002 compared to 17.6%, or $3.2 million, for the fiscal year ended May 31, 2001. Additionally, the Company has one major contract with an affiliate of this HMO (see Item 2 below). This HMO has been our customer since November 1998. The primary contract with this customer has renewed through June 30, 2003 and the contract provides for automatic, additional one-year renewals unless terminated by either party. Additionally, the Company has one major contract with an affiliate of this HMO (see Item 2 below).

(2)	During the fourth quarter of the fiscal year ended May 31, 2001, the Company implemented a new contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. For the fiscal year ended May 31, 2002, this contract represented approximately 12.7%, or $3.5 million, of the Company’s operating revenue compared to 3.2%, or $0.6 million for the fiscal year ended May 31, 2001. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program. During the fiscal year ended May 31, 2002, the Company filed reinsurance claims totaling approximately $3.8 million. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of May 31, 2002, the Company has reported $0.6 million as a component of accounts receivable, with $2.0 million reported as accrued reinsurance claims payable, in the accompanying balance sheet. In the event that the Company does not collect these reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. As of May 31, 2002, there was a limited amount of historical data available to the Company for use in such estimates specific to this contract. Thus, actual results could differ from the claims payable amount reported as of May 31, 2002. While the Company believes its estimate to be adequate, management will review and make any necessary changes to its estimate as additional data becomes available. This HMO has been our customer since April 2001. The original contract term expires December 31, 2002 and provides for automatic one-year renewals unless terminated by either party.

(3)	The Company has three contracts with one HMO to provide behavioral healthcare services to contracted members in Texas. These combined contracts represented approximately 6.8%, or $1.9 million, 9.7%, or $1.8 million, and $2.1 million, or 11.8%, of the Company’s operating revenue for the fiscal years ended May 31, 2002, 2001 and 2000, respectively. This HMO has been our customer since February 1998. The primary contract with this customer has renewed through February 7, 2003 and the contract provides for additional, automatic one-year renewals unless terminated by either party.

(4)	During the fiscal year ended May 31, 2001, the Company implemented five new contracts to provide behavioral healthcare services to Florida members under contracts with one HMO. These combined contracts, plus one additional contract that was implemented during Fiscal 2002, represented approximately 21.4%, or $5.9 million, and 19.5%, or $3.5 million, of the Company’s operating revenue for the fiscal years ended May 31, 2002 and 2001, respectively. This HMO has been our customer since July 2000. The primary contract with this customer has renewed through July 22, 2003 and the contract provides for additional, automatic one-year renewals unless terminated by either party.

The loss of any of the above customers could have a material, adverse effect on the Company’s financial condition and future results of operations.

In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days’ written notice.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 5 — ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	MAY 31,
	2002	2001

	(Amounts in thousands)
Managed care capitation contracts	$281	$391
Other trade	51	42

Total	$332	$433

The following table summarizes changes in the Company’s allowance for doubtful accounts for the years ended May 31, 2002, 2001 and 2000:

	BALANCE	ADDITIONS		WRITE-OFF
	BEGINNING	CHARGED TO		OF	BALANCE
	OF YEAR	EXPENSE	RECOVERIES*	ACCOUNTS	END OF YEAR

	(Amounts in thousands)
Year ended May 31, 2002	$11	$(3)	$—	$—	$8
Year ended May 31, 2001	$13	$9	$—	$(11)	$11
Year ended May 31, 2000	$923	$11	$(268)	$(653)	$13

*Excludes $109,000 in 2002, $448,000 in 2001, and $349,000 in 2000 of recoveries from accounts previously written off.

     Recoveries are reflected on the Company’s statement of operations as a reduction to the provision for doubtful accounts.

NOTE 6 — OTHER RECEIVABLE

     Other receivable at May 31, 2002 and 2001 represents $2.5 million advanced to a vendor to prepare a federal income tax refund claim that is more fully described in Note 14. The costs incurred will be refunded to the Company should the Internal Revenue Service (“IRS”) disallow the refund and require its repayment. To the extent that the IRS allows all or some portion of the refund, the fees paid will be recognized as expense in proportion to the amount of refund allowed.

NOTE 7 — OTHER CURRENT ASSETS

     Other current assets consist of the following:

	MAY 31,
	2002	2001

	(Amounts in thousands)
Accounts receivable – other(a)	$191	$473
Prepaid insurance	295	207
Prepaid building rent	29	69
Other prepaid fees and expenses	76	68

Total other current assets	$591	$817

(a) May 31, 2001 amount includes a $0.3 million bad debt recovery and $0.1 million for an insurance settlement received in June 2001, which are more fully described in Note 18.

NOTE 8 — PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	MAY 31,
	2002	2001

	(Amounts in thousands)
Furniture and equipment	$3,399	$3,359
Leasehold improvements	49	40
Capitalized leases	32	3

	3,480	3,402
Less accumulated depreciation	(3,189)	(2,847)

Net property and equipment	$291	$555

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 9 — NOTE RECEIVABLE

     Note receivable consists of the following:

	May 31,
	2002	2001

	(Amounts in Thousands)
8% promissory note, payable in monthly installments of approximately $1,400, with a $146,000 principal payment due at maturity on April 1, 2006	$163	$168
Less current maturities	(4)	(4)

	$159	$164

     On August 31, 2000, the Company entered into a prepayment agreement and note modification with Jefferson Hills Corporation (“JHC”) in connection with the secured promissory note, which originated out of the sale in Fiscal 1999 of the Company’s Aurora, Colorado facility to JHC. The terms of the prepayment agreement required JHC to immediately remit $500,000 to the Company as a prepayment on the note. Additionally, the note was modified to reflect a remaining balance due totaling $170,000 and to require JHC to make monthly principal and interest payments until April 2006. One final principal payment in the amount of approximately $146,000 will be due from JHC in April 2006. As an inducement to JHC to make such prepayment, the Company credited JHC with an aggregate of approximately $996,000. As a result, the Company recorded a non-operating loss during the fiscal year ended May 31, 2001 of approximately $496,000 in connection with this transaction.

NOTE 10 — GOODWILL

     As a result of the adoption of SFAS 142, effective June 1, 2001, no amortization expense was recorded during the fiscal year ended May 31, 2002 compared to approximately $72,000 of amortization expense recorded during each of the fiscal years ended May 31, 2001 and 2000. SFAS 141 requires the elimination of any unamortized deferred credits related to an excess of fair value of acquired assets over cost from a business combination for which the acquisition date was before July 1, 2001 immediately upon adoption of SFAS 142. As of June 1, 2001, the Company had an unamortized deferred credit of $55,000 that related to an acquisition in 1996. As a result, the Company recognized $55,000 as the cumulative effect of a change in accounting principle during the quarter ended August 31, 2001.

     Changes in the carrying amount of goodwill for the fiscal years ended May 31, 2002 and 2001 are as follows:

	Fiscal Year ended May 31,
	2002	2001

Balance as of the beginning of the fiscal year	$936,000	$1,008,000
Amortization	—	(72,000)
Unamortized deferred credit written off and recognized in income	55,000	—

Balance as of the end of the fiscal year	$991,000	$936,000

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     Prior to the adoption of SFAS 142, the Company amortized goodwill on a straight-line basis over estimated lives up to 20 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior years, the Company’s net loss would have been affected as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	May 31,
	2002	2001	2000

Reported net loss	$(770)	$(1,117)	$(5,766)
Add back: Goodwill amortization	—	72	72
Elimination: Cumulative effect of change in accounting principle	(55)	—	—

Adjusted net loss	$(825)	$(1,045)	$(5,694)

Basic and diluted loss per share:
Reported net loss	$(0.20)	$(0.29)	$(1.51)
Goodwill amortization	—	0.02	0.02
Cumulative effect of change in accounting principle	(0.01)	—	—

Adjusted net loss	$(0.21)	$(0.27)	$(1.49)

Weighted Average Common Shares Outstanding — basic and diluted	3,860	3,818	3,818

NOTE 11 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	May 31,
	2002	2001

	(Amounts in Thousands)
Accounts payable	$316	$549
Accrued salaries and wages	170	371
Accrued vacation	134	125
Accrued legal and audit	180	221
Payable to third-party intermediaries	1,025	1,050
Other accrued liabilities	1,038	954
Deferred compensation	28	32

	$2,891	$3,302

NOTE 12 — RESTRUCTURING

     During Fiscal 2000, following the termination of two major contracts on December 31, 1999, the Company underwent a restructuring that included the closing of the Company’s California administrative office, terminating related executive and staff positions, and centralizing certain contract management and clinical functions. The Company incurred restructuring charges of $881,000 in connection therewith, including a separation payment of $760,000 to the Company’s former Chairman and CEO. Rentals under the lease for the California office were assumed by an entity affiliated with the Company’s former Chairman and CEO. In addition, during Fiscal 1999, the Company incurred restructuring charges of $600,000 related to the loss of a major contract in Puerto Rico. Following is an analysis of the restructuring charges together with related payments reflected in a reserve for restructuring charges:

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

FISCAL 2001

	Balance			Balance
	June 1,		Payments/	May 31,
	2000	Expense	Charges	2001

		(Amounts in thousands)
Restructuring:
Severance and separation benefits	$—	$—	$—	$—
Write-off of assets	10	(10)	—	—
Other closing costs	35	(20)	(15)	—

Totals	$45	$(30)	$(15)	$—
Puerto Rico and other prior reserves	59	—	(59)	—

Totals	$104	$(30)	$(74)	$—

FISCAL 2000

	Balance			Balance
	June 1,		Payments/	May 31,
	1999	Expense	Charges	2000

		(Amounts in thousands)
Restructuring:
Severance and separation benefits	$—	$721	$(721)	$—
Write-off of assets(1)	—	116	(106)	10
Other closing costs	—	44	(9)	35

Totals	$—	$881	$(836)	$45
Puerto Rico and other prior reserves	433	(50)	(324)	59

Totals	$433	$831	$(1,160)	$104

(1)	Includes $90,000 for write-off of leasehold improvements.

NOTE 13 — LONG-TERM DEBT

Long-term debt consists of the following:

	May 31,
	2002	2001

	(Amounts in Thousands)
7 1/2% convertible subordinated debentures due April, 2010, interest payable semi-annually in April and October*	$2,244	$2,244

*The debentures are convertible into approximately 9,000 shares of Common Stock at a conversion price of $248.12 per share.

NOTE 14 — INCOME TAXES

     Provision for income taxes consists of the following:

	YEAR ENDED MAY 31,
	2002	2001	2000

	(Amounts in thousands)
Current:
Federal	$—	$—	$—
State	1	35	13

	$1	$35	$13

     Reconciliation between the provision for income tax and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income tax is as follows:

	YEAR ENDED MAY 31,
	2002	2001	2000

	(Amounts in thousands)
Income tax benefit at the statutory tax rate	$(280)	$(317)	$(1,957)
State income tax benefit, net of federal tax effect	(33)	(37)	(228)
Non-deductible items	58	111	161
Benefit of net operating loss carryforward not recognized	255	243	2,024
Other, net	1	35	13

	$1	$35	$13

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	MAY 31,
	2002	2001

	(Amounts in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$15,762	$14,910
Alternative minimum tax credits	667	667
Payable to Third Party Intermediaries	361	361
Employee benefits and options	88	160
Other, net	283	296

Total Deferred Tax Assets	17,161	16,394
Valuation Allowance	(16,630)	(15,863)

Net Deferred Tax Assets	531	531

Deferred Tax Liabilities:
Other receivables	(531)	(531)

Total Deferred Tax Liabilities	(531)	(531)

Net Deferred Tax Assets	$0	$0

     At May 31, 2002, the Company had Federal net operating loss carryforwards of approximately $42.0 million resulting from losses incurred in the fiscal years ended May 31, 1995 through May 31, 2002, which expire in 2010 through 2022. In addition, the Company has a minimum tax credit carryover of approximately $0.7 million against regular tax in the event that regular tax expense exceeds the alternative minimum tax expense.

     The Company may be unable to utilize some or all of its allowable tax deductions or losses, which depends upon factors including the availability of sufficient taxable income from which to deduct such losses during limited carryover periods. Further, the Company’s ability to use any net operating losses may be subject to limitation in the event that the Company issues or agrees to issue substantial amounts of additional equity. The Company monitors the potential for “change of ownership” and believes that its financing plans as contemplated will not cause a “change of ownership”; however, no assurances can be made that future events will not act to limit the Company’s tax benefits.

     After consideration of all the evidence, both positive and negative, especially the requirement that the net operating loss carryforwards may not be available under the terms of the Offer in Compromise discussed below, if accepted by the Internal Revenue Service, management has determined that a valuation allowance at May 31, 2002 and 2001, was necessary to offset the deferred tax assets based on the likelihood of future realization.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $8.2 million through May 31, 2002. In this event, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. The Company filed a protest letter with the IRS on November 6, 1998. This filing commenced the administrative appeals process.

     On July 11, 2000, the Company submitted an Offer in Compromise (the “Offer”) and, on March 13, 2002, submitted an amended Offer in Compromise (“Amended Offer”) to the IRS to resolve the controversy with respect to the refunds at a substantially reduced amount than the IRS has asserted as indicated above. To assist the IRS in evaluating the Amended Offer, the Company is providing additional documents to the IRS and is continuing its discussions with the IRS. The Amended Offer must be reviewed and approved by the IRS. Pending the resolution of the Amended Offer, the IRS generally suspends any collection activities. There can be no assurance that the IRS will accept the Amended Offer.

     If the IRS were to accept the Amended Offer, the IRS would require that the net operating loss carryforwards are no longer available to the Company. If the IRS were to disallow the refunds claimed and an offer is not accepted, the Company will have additional loss carry forwards of approximately $50 million, which will expire if unused by the year 2010.

NOTE 15 — EMPLOYEE BENEFIT PLAN

     The Company offers a 401(k) Plan (the “Plan”), which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed six consecutive months of employment are eligible to participate in the Plan. Effective June 1, 1995, eligibility was modified to six months of employment and a minimum of twenty (20) regularly scheduled hours per week. Each participant may contribute from 2% to 15% of his or her compensation to the Plan subject to limitations on the highly compensated employees to ensure the Plan is non-discriminatory. Company contributions are discretionary and are determined by the Company’s Board of Directors or the Planning Committee. The Company’s employer matching contributions were $9,000, $10,000, and $17,000 to the Plan in Fiscal 2002, 2001, and 2000 respectively.

NOTE 16 — PREFERRED STOCK, COMMON STOCK, AND STOCK OPTION PLANS

Preferred Stock

     As of May 31, 2002, there are 18,740 remaining shares authorized and available to issue, and no outstanding shares of Preferred Stock. The Company is authorized to issue shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series.

Common Stock

     Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at May 31, 2002:

Convertible debentures	9,044
Outstanding stock options	902,175
Possible future issuance under stock option plans	189,284

Total	1,100,503

Stock Option Plans

     The Company has a 1995 Incentive Plan (the “1995 Plan”) which provides for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants to the Company. Grants issued under the 1995 Plan may qualify as Incentive Stock Options (“ISOs”) under

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of either 33% each year or 50% each six months. Options for Non-statutory Stock Options (“NSOs”) may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The 1995 Plan also provides for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance under the 1995 Plan is 1,000,000. As of May 31, 2002, there were 3,450 options available for grant and there were 902,175 options outstanding, of which 779,925 options were exercisable, under the 1995 Plan.

     The Company has a non-qualified stock option plan for its outside directors (the “Directors’ Plan”). Each non-qualified stock option is exercisable at a price equal to the Common Stock’s fair market value as of the date of grant. Initial grants vest annually in 25% increments beginning on the first anniversary of the date of grant, provided the individual is still a director on those dates. Annual grants will become 100% vested as of the first annual meeting of the Company’s stockholders following the date of grant, provided the individual is still a director as of that date. An optionee who ceases to be a director shall forfeit that portion of the option attributable to such vesting dates on or after the date he or she ceases to be a director. The maximum number of shares authorized for issuance under the Directors’ Plan is 250,000. As of May 31, 2002, there were 185,834 options available for grant under the Directors’ Plan. The Company had no outside directors and there were no options outstanding to former directors as of May 31, 2002.

A summary of the Company’s stock option activity and related information for the years ended May 31 is as follows:

			Weighted Average
	Shares		Exercise Price

Outstanding as of May 31, 1999	568,033		$5.63
Cancelled	(222,500	)(a)	4.89
Granted	896,750		0.48
Forfeited	(357,608)		4.14

Outstanding as of May 31, 2000	884,675		$1.19
Granted	181,000		0.29
Forfeited	(177,150)		2.05

Outstanding as of May 31, 2001	888,525		$0.84
Granted	38,000		0.45
Exercised	(11,250)		0.27
Forfeited	(13,100)		0.65

Outstanding as of May 31, 2002	902,175		$0.88

(a)	Includes 120,000 options, exercisable at $6.6875 per share, held by the former Chief Executive Officer, which were cancelled in connection with his separation from the Company in January 2000.

     A summary of options outstanding and exercisable as of May 31, 2002 follows:

			Weighted-		Weighted-
		Weighted-	Average		Average
	Exercise	Average	Remaining		Exercise Price of
Options	Price	Exercise	Contractual	Options	Exercisable
Outstanding	Range	Price	Life	Exercisable	Options

340,000	$0.25 - $0.39	$0.27	8.13	327,750	$0.26
459,250	$0.50 - $0.61	$0.56	7.49	349,250	$0.55
102,925	$3.5625- $4.00	$3.93	6.53	102,925	$3.93

902,175		$0.83	7.62	779,925	$0.88

     Adjusted pro forma information regarding net income or loss and earnings or loss per share is required by SFAS 123, “Accounting for Stock-based Compensation”, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The weighted average fair values of options granted

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

were $0.52, $0.14, and $0.41 in Fiscal 2002, 2001, and 2000, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

     The fair value of these options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	YEAR ENDED MAY 31,
	2002	2001	2000

Volatility factor of the expected market price of the Company’s Common Stock	95.0%	95.0%		65.0%
Expected life (in years) of the options	5	5 and 4	6, 5, and	4
Risk-free interest rate	4.9%	5.8%		6.5%
Dividend yield	0%	0%		0%

The Company’s pro forma information is as follows (in thousands except for loss per share information):

	YEAR ENDED MAY 31,
	2002	2001	2000

Pro forma net loss attributable to common stockholders	$(785)	$(1,132)	$(6,461)
Pro forma net loss per common share:
Basic	$(0.20)	$(0.30)	$(1.69)
Diluted	$(0.20)	$(0.30)	$(1.69)

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

     The Company leases certain facilities and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases was $0.6 million, $0.7 million, and $0.8 million for fiscal years 2002, 2001, and 2000, respectively. During Fiscal 2000, the Company received rental income of $84,000 in connection with the sublease of a portion of its California facilities (which were closed in Fiscal 2000) to entities operated by the Company’s former Chief Executive Officer (“CEO”). The Company has no future obligation under the California lease, having completed a transfer of this lease in Fiscal 2000 to an entity managed by the Company’s former CEO.

     On February 2, 2001, the Company entered into a lease agreement for premises to serve as the principal business and executive offices for the Company and CBC, its principal operating subsidiary. CBC is the principal lessee under the lease, and the Company is the guarantor of the lease. The lease, which began on March 22, 2001, is for a term of 5 years and 2 months and provides for a base rent of approximately $22,000 per month for the first 12 months of the lease term, with intervening escalations during each successive 12-month period under the lease term, with a final monthly rental of approximately $25,000. In connection with this lease, the Company posted a lease security deposit in February 2001, in the amount of $65,000.

     Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at May 31, 2002:

Fiscal Year	Operating Leases

(Amounts in thousands)
2003	$554
2004	451
2005	341
2006	346
2007	45

Total minimum lease payments	$1,737

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Other Commitments and Contingencies

(1)	During the fiscal year ended May 31, 2001, the Company implemented a major contract for one new client requiring that the Company maintains a $600,000 performance bond throughout the term of the contract. This bond, which was issued in September 2001 with an effective date of April 1, 2001, is unsecured and is automatically renewable as long as the contract remains in force.

(2)	During the fiscal year ended May 31, 2000, the Company renewed one contract, which included a requirement that the Company maintains a $550,000 performance bond throughout the term of the contract. The original term of the bond was for one year and the bond, which is unsecured, is automatically renewable as long as the contract remains in force.

(3)	On February 19, 1999, the California Superior Court denied the Company’s Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. The Company owned this facility until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as “outliers”.

During the fiscal year ended May 31, 2001, the Company lowered its estimate by approximately $0.3 million specific to interest charges that were previously accrued in connection with this liability. This change in estimate was based on information provided to the Company by the California Department of Health Services (the “Department”). As of May 31, 2002, the Company has approximately $1.0 million accrued relating to this matter.

Effective July 2002, the Company has entered into a Repayment Agreement with the Department to resolve this liability at a substantially reduced amount. The terms of the Repayment Agreement will require the Company to either 1) pay one lump sum of $450,000 to the Department on or before September 1, 2002 or 2) beginning September 1, 2002, the Company will be required to make three monthly installment payments of $160,000 each, with the last payment being due on or before November 1, 2002, for a total of $480,000 as full and complete satisfaction of the outstanding liability. If neither of the arrangements discussed under 1) or 2) above is satisfied, the Company will be considered to be in default and the Department has the right to collect the full amount of the claim plus interest, attorney’s fees, and collections costs.

(4)	With respect to the contingency related to prior years’ income taxes, see Note 14, “Income Taxes”.

(5)	During the year ended May 31, 2001, the Company reached an agreement with Humana to resolve all outstanding disputed matters with Humana Health Plans of Puerto Rico, Inc. related to the Company’s contract with Humana, which expired on March 31, 1999. Such settlement did not require any payment by either party. As a result of the resolution, the Company has removed the $10.5 million receivable and related accrued claims payable from its balance sheet. These amounts were specific to the pharmacy and laboratory costs that were the financial responsibility of the Company, but were administered by Humana. Because of the uncertainty surrounding the determination of the actual pharmacy and laboratory costs incurred, the Company had previously reported a 100% loss ratio for the contract.

(6)	The Company would remain liable to perform the services covered under subcapitation agreements if the parties with which the Company subcapitates were unable to fulfill their responsibilities under such agreements.

     From time to time, the Company and its subsidiaries are also parties and their property is subject to ordinary, routine litigation incidental to their business. In some pending cases, claims may exceed insurance policy limits and the

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management believes that the outcome of such lawsuits will not have a material adverse impact on the Company’s financial statements.

NOTE 18 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

FISCAL 2002

	Quarter Ended						Fiscal Year
	8/31/01		11/30/01		2/28/02	5/31/02	Total

	(Amounts in thousands, except per share data)
Operating revenues	$6,126		$6,470		$7,110	$7,919	$27,625

Gross profit	916		946		1,017	121	3,000

General and administrative expenses	826		873		874	971	3,544
Recovery of doubtful accounts	(14)		(71)		(3)	(24)	(112)
Depreciation and amortization	101		87		80	74	342
Other expense (income)	4		24		20	3	51

Income (loss) before cumulative effect of change in accounting principle	(1)		33		46	(903)	(825)
Cumulative effect of change in accounting principle	55		—		—	—	55

Net income (loss)	$54	(a)	$33	(b)	$46	$(903)	$(770)

Basic and diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$—		$0.01		$0.01	$(0.23)	$(0.21)
Cumulative effect of change in accounting principle	0.01		—		—	—	0.01

Net income (loss)	$0.01	(a)	$0.01	(b)	$0.01	$(0.23)	$(0.20)

Weighted Average Common Shares Outstanding – basic	3,834		3,867		3,867	3,871	3,860

Weighted Average Common Shares Outstanding – diluted	3,989		3,988		4,187	3,871	3,860

(a)	Includes a $55,000 cumulative effect of change in accounting principle (see Note 10 — “Goodwill”).
(b)	Includes a $66,000 bad debt recovery specific to one contract that terminated in 1999.

FISCAL 2001

	Quarter Ended								Fiscal Year
	8/31/00		11/30/00		2/28/01		5/31/01		Total

	(Amounts in thousands, except per share data)
Operating revenues	$3,739		$4,441		$4,560		$5,452	(e)	$18,192 (e)

Gross profit	522		833		907		604		2,866

General and administrative expenses	952		929		930		1,031		3,842
Recovery of doubtful accounts	(15)		(26)		(41)		(357)		(439)
Depreciation and amortization	172		169		168		147		656
Other expense (income)	523		(268)		(215)		(116)		(76)

Net income (loss)	$(1,110	)(a)	$29	(b)	$65	(c)	$(101	)(d)	$(1,117)

Basic and diluted earnings (loss) per share	$(0.29	)(a)	$0.01	(b)	$0.02	(c)	$(0.03	)(d)	$(0.29)

Weighted Average Common Shares Outstanding – basic and diluted	3,818		3,818		3,818		3,818		3,818

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
(e) Certain prior year amounts have been reclassified to conform with the current year’s presentation, including approximately $0.8 million of reinsurance program reimbursements that were previously classified equally as operating revenue and healthcare operating expense in Fiscal 2001 (see Note 4 – “Major Contracts/Customers”, Item 2, for a description of the specific contract that includes state reinsurance funds).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

ITEMS 10 and 11. DIRECTORS AND EXECUTIVE COMPENSATION

     The Company expects to file its definitive proxy statement with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year. The information set forth therein under “Election of Directors” and “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required is set forth under the caption “Principal Stockholders” in the proxy statement for the 2002 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required is set forth under the caption “Election of Directors” in the proxy statement for the 2002 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements — Included in Part II of this report:
Report of Independent Certified Public Accountants
Consolidated Balance Sheets, May 31, 2002 and 2001
Consolidated Statements of Operations, Years Ended May 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Deficit, Years Ended May 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows, Years Ended May 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None.

     Other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits:

Number	Description and Reference

3.1	Restated Certificate of Incorporation as amended. (5)
3.2	Restated Bylaws as amended July 20, 2000. (12)
4.1	Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible Subordinated Debentures. (1)
4.2	Form of Common Stock Certificate. (7)
10.1	Form of Stock Option Agreement. *(2)
10.2	Form of Indemnity Agreement as amended March 24, 1994. *(3)
10.3	1988 Incentive Stock Option and 1988 Non-statutory Stock Option Plans, as amended. *(4)
10.4	Directors and Officers Trust dated February 27, 1995 between the Company and Mark Twain Bank. *(5)
10.5	Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998. (13)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Number	Description and Reference

10.6	Amended and Restated Non-Employee Director’s Stock Option Plan. *(6)
10.7	Employment agreement dated September 14, 1998 between the Company and Robert J. Landis. *(10)
10.8	Addendum to employment agreement between the Company and Robert J. Landis. (11)
10.9	Employment agreement dated July 2, 1999 between the Company and Mary Jane Johnson. *(8)
10.10	Employment agreement dated June 3, 2002 between the Company and Paul R. McCarthy. *(14)
10.11	Employment agreement dated June 3, 2002 between the Company and Thomas C. Clay. *(14)
21	List of the Company’s active subsidiaries (filed herewith)
23	Consent of Eisner, LLP (filed herewith)
99.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.2	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1) Filed as an exhibit to the Company’s Form S-3 Registration Statement No. 2-97160.
(2) Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.
(3) Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1994.
(4) Filed as an exhibit to the Company’s Form 10-Q for the quarter ended November 30, 1994.
(5) Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 1995.
(6) Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1995.
(7) Filed as an exhibit to the Company’s Form 8-K dated January 30, 1997.
(8) Filed as an exhibit to the Company’s Form 8-K dated July 2, 1999.
(9) Filed with original of Registration Statement on Form S-1, dated January 29, 1997.
(10) Filed as an exhibit to the Company’s Form 8-K dated September 24, 1998.
(11) Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.
(12) Filed as an exhibit to the Company’s Form 10-K for the Fiscal Year ended May 31, 2000.
(13) Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.
(14) Filed as an exhibit to the Company’s Form 8-K dated June 7, 2002.

(b) Reports on Form 8-K.

1)	The Company filed a current report on Form 8-K, dated June 7, 2002, to report under Item 5 that the Board of Directors had elected Howard A. Savin, Ph.D., effective June 3, 2002, to fill one existing vacancy for a Class II Director.

Additionally, the Company announced that it had hired Paul R. McCarthy, Ph.D. to fill the position of Chief Operating Officer for Comprehensive Behavioral Care, Inc. (“CBC”). The Company also announced the promotion of Thomas C. Clay, MSW to the position of President, Public Sector Services for CBC. Further, the Company reported that it had entered into employment agreements, each effective June 3, 2002, with Dr. McCarthy and Mr. Clay.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 23, 2002.

COMPREHENSIVE CARE CORPORATION

By	/s/ MARY JANE JOHNSON

Mary Jane Johnson President and Chief Executive Officer (Principal Executive Officer)

By	/s/ ROBERT J. LANDIS

Robert J. Landis Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.

SIGNATURE	TITLE	DATE

/s/ MARY JANE JOHNSON Mary Jane Johnson	President, Chief Executive Officer, and Director	August 23, 2002

/s/ ROBERT J. LANDIS Robert J. Landis	Chairman of the Board of Directors, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	August 23, 2002

/s/ HOWARD A. SAVIN Howard A. Savin	Director	August 23, 2002

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Exhibit Index

Fiscal Year Ended May 31, 2002

EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER

21	List of the Company’s subsidiaries	41
23	Consent of Eisner, LLP	42
99.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	43
99.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	44