Form 10-Q
period 2002-08-31
COMPREHENSIVE CARE CORP
filed 2002-10-04
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934

For the period ended August 31, 2002.

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

Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Classes	Outstanding at October 2, 2002

Common Stock, par value $.01 per share	3,899,053

COMPREHENSIVE CARE CORPORATION

INDEX

PAGE
PART I – FINANCIAL INFORMATION
Item 1— CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets, August 31, 2002 and May 31, 2002	3
Consolidated Statements of Operations for the three months ended August 31, 2002 and 2001	4
Consolidated Statements of Cash Flows for the three months ended August 31, 2002 and 2001	5
Notes to Consolidated Financial Statements	6-11
Item 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11-15
Item 4— CONTROLS AND PROCEDURES	15
PART II – OTHER INFORMATION
Item 1— LEGAL PROCEEDINGS	16-17
Item 5 – OTHER INFORMATION	17
Item 6— EXHIBITS AND REPORTS ON FORM 8-K	18
SIGNATURES	19
CERTIFICATIONS	19-20

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2002	2002

	(unaudited)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,174	$5,340
Accounts receivable, less allowance for doubtful accounts of $8	330	324
Accounts receivable – managed care reinsurance contract	676	575
Other receivable	2,548	2,548
Other current assets	667	591

Total current assets	8,395	9,378
Property and equipment, net	264	291
Note receivable	158	159
Goodwill, net	991	991
Restricted cash	430	430
Other assets	166	150

Total assets	$10,404	$11,399

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,485	$2,891
Accrued claims payable	3,665	4,635
Accrued reinsurance claims payable	2,421	2,019
Unbenefitted tax refunds received	12,092	12,092
Income taxes payable	20	16

Total current liabilities	20,683	21,653

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	18	21

Total long-term liabilities	2,262	2,265

Total liabilities	22,945	23,918

Commitments and Contingencies (Notes 4 and 6) Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; none issued	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 3,885,719 and 3,878,552	39	39
Additional paid-in-capital	51,852	51,842
Deferred compensation	—	(1)
Accumulated deficit	(64,432)	(64,399)

Total stockholders’ deficit	(12,541)	(12,519)

Total liabilities and stockholders’ deficit	$10,404	$11,399

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three months Ended
	August 31,

	2002	2001

Operating revenues	$8,307	$6,126

Costs and expenses:
Healthcare operating expenses	7,353	5,210
General and administrative expenses	888	826
Recovery of doubtful accounts	(8)	(14)
Depreciation and amortization	68	101

	8,301	6,123

Operating income before items shown below	6	3

Other income (expense):
Gain on sale of assets	3	—
Loss on disposal of assets	(5)	—
Interest income	16	33
Interest expense	(46)	(45)
Other non-operating income	—	15

Income (loss) before income taxes	(26)	6
Income tax expense	7	7

Loss before cumulative effect of change in accounting principle	$(33)	$(1)
Cumulative effect of change in accounting principle	—	55

Net income (loss) attributable to common stockholders	$(33)	$54

Basic and diluted income (loss) per share:
Loss before cumulative effect of change in accounting principle	$(0.01)	$—
Cumulative effect of change in accounting principle	—	0.01

Net income (loss)	$(0.01)	$0.01

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	August 31,

	2002	2001

	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(33)	$54

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68	101
Cumulative effect of change in accounting principle	—	(55)
Compensation expense – stock and stock options issued	11	—
Gain on sale of assets	(3)	—
Loss on disposal of assets	5	—

Changes in assets and liabilities:
Accounts receivable	(6)	(33)
Accounts receivable — managed care reinsurance contract	(101)	37
Other current assets, restricted funds, and other non-current assets	(92)	311
Accounts payable and accrued liabilities	(433)	(64)
Accrued claims payable	(970)	(122)
Accrued reinsurance claims payable	402	652
Income taxes payable	4	10
Other liabilities	(2)	(6)

Net cash (used in) provided by operating activities	(1,150)	885

Cash flows from investing activities:
Net proceeds from sale of property and equipment	2	—
Payments received on note receivable	1	1
Additions to property and equipment	(18)	(8)

Net cash used in investing activities	(15)	(7)

Cash flows from financing activities:
Repayment of debt	(1)	—

Net cash used in financing activities	(1)	—

Net (decrease) increase in cash and cash equivalents	(1,166)	878
Cash and cash equivalents at beginning of year	5,340	2,891

Cash and cash equivalents at end of period	$4,174	$3,769

See accompanying notes

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 1 – Summary of Significant Accounting Policies

     The consolidated balance sheet as of August 31, 2002, and the related consolidated statements of operations and cash flows for the three months ended August 31, 2002 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended August 31, 2002 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

     The consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The balance sheet at May 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. Notes to consolidated financial statements included in Form 10-K for the year ended May 31, 2002 are on file with the Securities and Exchange Commission and provide additional disclosures and a further description of accounting policies.

     The Company’s financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties described in Note 2 — “Basis of Presentation”.

     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). Such agreements accounted for 86.6%, or $7.2 million, of revenue for the three months ended August 31, 2002 and 82.5%, or $5.1 million, of revenue for the three months ended August 31, 2001. The balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

Restricted Cash

     As of August 31, 2002 and 2001, non-current restricted accounts include $0.3 million of cash held in trust in connection with the Company’s Directors and Officers liability insurance policy.

Accrued Claims Payable

     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate. However, actual results could differ from the claims payable amount reported as of August 31, 2002.

Note 2 — Basis of Presentation

     The accompanying consolidated financial statements are prepared on a going concern basis. For the three months ended August 31, 2002, the Company has incurred net losses and, as of August 31, 2002, has a stockholders’ deficit of $12.5 million and a working capital deficiency of $12.3 million. The working capital deficiency results primarily from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 4 – “Income Taxes”).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Note 3 — Major Customers/Contracts

(1)	The Company currently has three contracts with one HMO to provide behavioral healthcare services to Florida members. The combined revenue from these contracts accounted for 18.4%, or $1.5 million, of the Company’s operating revenues during the quarter ended August 31, 2002 compared to 15.7%, or $1.0 million, for the quarter ended August 31, 2001. Additionally, the Company has one major contract with an affiliate of this HMO (see Item 2 below). This HMO has been our customer since November 1998. On September 24, 2002, the Company received a written, 90-day termination notice, dated September 20, 2002, from this client. Such notice followed an agreed upon price increase that the Company had recently obtained from this client. The price increase was effective August 1, 2002 and was necessitated by an increase in utilization specific to this account as well as increases in the rates paid by the Company in response to demands from a group of providers who service this account. On September 25, 2002, the HMO verbally advised the Company that its termination notice was due in part to the recent price increase. Following such advisement, the Company held discussions with this client, but was unsuccessful in its attempts to resolve the pricing issue as the HMO was seeking a price reduction below the original contracted rate. As such, these contracts covering Florida members will terminate effective January 1, 2003. The Company believes that it will be able to reduce its internal costs of servicing this account to minimize any effect on future results of operations.

(2)	During the fourth quarter of the fiscal year ended May 31, 2001, the Company implemented a new contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. For the quarter ended August 31, 2002, this contract represented approximately 8.7%, or $0.7 million, of the Company’s operating revenue compared to 13.8%, or $0.8 million for the quarter ended August 31, 2001. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program. During the quarter ended August 31, 2002, the Company filed reinsurance claims totaling approximately $0.9 million. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of August 31, 2002, the Company has reported $0.7 million as accounts receivable – managed care reinsurance contracts, with $2.4 million reported as accrued reinsurance claims payable, in the accompanying balance sheet. In the event that the Company does not collect these reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. This HMO has been our customer since April 2001. The original contract term expires December 31, 2002 and provides for automatic one-year renewals unless terminated by either party.

(3)	During the fiscal year ended May 31, 2001, the Company implemented five new contracts to provide behavioral healthcare services to Florida members under contracts with one HMO. These combined contracts represented approximately 23.3%, or $1.9 million, and 19.8%, or $1.2 million, of the Company’s operating revenue for the quarter ended August 31, 2002 and 2001, respectively. This HMO has been our customer since July 2000. The primary contract with this customer has renewed through July 22, 2003 and the contract provides for additional, automatic one-year renewals unless terminated by either party. On October 4, 2002, the Company received a written, 90-day termination notice, dated September 27, 2002, from this client. The HMO advised the Company that it has entered into an agreement to sell its Medicaid business to another HMO while retaining other lines of business. The Company will retain the commercial and Medicare lines of business with the HMO, which accounted for 6.0%, or approximately $0.5 million, and 1.6%, or $0.1 million, of the Company's operating revenues during the quarter ended August 31, 2002 and 2001, respectively. The Company has contacted the acquiring HMO and has scheduled a meeting to take place in October to discuss retaining the Medicaid business after the sale is completed, but there can be no assurance that the Company or any of its subsidiaries will be selected by the acquiring HMO. As such, the contracts covering Florida Medicaid members, which accounted for 17.3%, or $1.4 million, and 18.1%, or $1.1 million, of the Company’s operating revenues during the quarter ended August 31, 2002 and 2001, respectively, are expected to terminate effective December 31, 2002. The Company believes that it will be able to reduce its internal costs of servicing this account to minimize any effect on future results of operations.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Although the loss of the customers listed under (1) and (3) above could have a material, adverse effect on the Company’s financial condition and future results of operations, the Company believes that it will be able to reduce its internal cost of servicing these accounts to minimize any effect on future results of operations.

In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days’ written notice.

Note 4 — Income Taxes

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

     On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $8.7 million through August 31, 2002. In this event, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. The Company filed a protest letter with the IRS Appeals Office on November 6, 1998. This filing commenced the administrative appeals process.

     On July 11, 2000, the Company submitted an Offer in Compromise (the “Offer”) and, on March 13, 2002, submitted an amended Offer in Compromise (“Amended Offer”) to the IRS Appeals Office to resolve the controversy with respect to the refunds at a substantially reduced amount than the IRS has asserted as indicated above. To assist the IRS in evaluating the Amended Offer, the Company is providing additional documents to the IRS and is continuing its discussions with the IRS. The Amended Offer must be reviewed and approved by the IRS, with the ultimate decision determined by the IRS Appeals Office. Pending the resolution of the Amended Offer, the IRS generally suspends any collection activities. There can be no assurance that the IRS will accept the Amended Offer.

     If the IRS Appeals Office were to accept the Amended Offer, the IRS would require that the net operating loss carryforwards are no longer available to the Company. If the IRS Appeals Office were to ultimately disallow the refunds claimed and an offer is not accepted, the Company will have additional loss carry forwards of approximately $50 million, which will expire if unused by the year 2010.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 5 – Basic and Diluted Earnings (Loss) Per Share

     Net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Convertible debentures were not included in the calculation of earnings (loss) per share as they are antidilutive. The following table sets forth the computation of basic and diluted earnings (loss) per share in accordance with Statement No. 128, Earnings Per Share (amounts in thousands, except per share data):

	Three Months Ended
	August 31,

	2002	2001

Numerator:
Loss before cumulative effect of change in accounting principle	$(33)	$(1)
Cumulative effect of change in accounting principle	—	55

Numerator for diluted earnings (loss) per share available to Common Stockholders	$(33)	$54

Denominator:
Weighted average shares	3,879	3,834
Effect of dilutive securities:
Employee stock options	—	155

Denominator for diluted earnings (loss) per share-adjusted weighted average shares after assumed conversions	3,879	3,989

Basic earnings (loss) per share:
Loss before cumulative effect of change in accounting principle	$(0.01)	$—
Cumulative effect of change in accounting principle	—	0.01

Net income (loss)	$(0.01)	$0.01

Diluted earnings (loss) per share:
Loss before cumulative effect of change in accounting principle	$(0.01)	$—
Cumulative effect of change in accounting principle	—	0.01

Net income (loss)	$(0.01)	$0.01

Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at August 31, 2002:

Convertible debentures	9,044
Outstanding stock options	922,458
Possible future issuance under stock option plans	168,501

Total	1,100,003

Note 6 — Commitments and Contingencies

(1)	During the fiscal year ended May 31, 2001, the Company implemented a major contract for one new client requiring that the Company maintains a $600,000 performance bond throughout the term of the contract. This bond, which was issued in September 2001 with an effective date of April 1, 2001, is unsecured and is automatically renewable as long as the contract remains in force.

(2)	During the fiscal year ended May 31, 2000, the Company renewed one contract, which included a requirement that the Company maintains a $550,000 performance bond throughout the term of the contract. The original term of the bond was for one year and the bond, which is unsecured, is automatically renewable as long as the contract remains in force.

(3)	On February 19, 1999, the California Superior Court denied the Company’s Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. The Company owned this facility until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as “outliers”.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

In July 2002, the Company has entered into a Repayment Agreement with the Department to resolve this liability at a substantially reduced amount. The terms of the Repayment Agreement required the Company to either 1) pay one lump sum of $450,000 to the Department on or before September 1, 2002 or 2) beginning September 1, 2002, the Company would be required to make three monthly installment payments of $160,000 each, with the last payment being due on or before November 1, 2002, for a total of $480,000 as full and complete satisfaction of the outstanding liability. If neither of the arrangements discussed under 1) or 2) above was satisfied, the Company would be considered to be in default and the Department had the right to collect the full amount of the claim plus interest, attorney’s fees, and collections costs. As of May 31, 2002, the Company had accrued $950,000 related to this matter. As of August 31, 2002, after making two installment payments to the Department of $160,000 each, the Company had a remaining accrual of $630,000 relating to this matter. In September 2002, the Company made the final, $160,000 installment payment to the Department and has fully satisfied its obligations under the terms of the settlement agreement. As a result, the Company expects to record an extraordinary gain of approximately $470,000 during the second quarter of Fiscal 2003.

(4)	With respect to the contingency related to prior years’ income taxes, see Note 4, “Income Taxes”.

(5)	The Company would remain liable to perform the services covered under subcapitation agreements if the parties with which the Company subcapitates were unable to fulfill their responsibilities under such agreements.

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

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under “Cautionary Statement” and “Risk Factors – Important Factors Related to Forward-Looking Statements and Associated Risks” (page 12).

GENERAL

INTRODUCTION

     The Company has provided managed behavioral healthcare services and products since 1992. Current services include a broad spectrum of inpatient and outpatient mental health and substance abuse therapy, counseling, and supportive interventions. The Company’s chief focus is its managed care business.

RECENT DEVELOPMENTS

•	(a) On October 4, 2002, the Company received a written, 90-day termination notice, dated September 27, 2002, from one major client. This HMO advised the Company that it has entered into an agreement to sell its Medicaid business to another HMO while retaining other lines of business. The Company will retain the commercial and Medicare lines of business with this HMO, which accounted for 6.0%, or approximately $0.5 million, and 1.6%, or $0.1 million, of the Company's operating revenues during the quarter ended August 31, 2002 and 2001, respectively. The Company has contacted the acquiring HMO and has scheduled a meeting to take place in October to discuss retaining the Medicaid business after the sale is completed, but there can be no assurance that the Company or any of its subsidiaries will be selected by the acquiring HMO. As such, the contracts covering Florida Medicaid members, which accounted for 17.3%, or $1.4 million, and 18.1%, or $1.1 million, of the Company’s operating revenues during the quarter ended August 31, 2002 and 2001, respectively (see Note 3, Item 3 – “Major Customers/Contracts” — to the consolidated financial statements), are expected to terminate effective December 31, 2002. The Company believes that it will be able to reduce its internal costs of servicing this account to minimize any effect on future results of operations.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(b) On September 24, 2002, the Company received a written, 90-day termination notice, dated September 20, 2002, from one major customer whose contracts with the Company accounted for 18.4%, or $1.5 million, of the Company’s operating revenues during the quarter ended August 31, 2002 (see Note 3, Item 1 – “Major Customers/Contracts” – to the consolidated financial statements). Such notice followed an agreed upon price increase that the Company had recently obtained from this client. The price increase was effective August 1, 2002 and was necessitated by an increase in utilization specific to this account as well as increases in the rates paid by the Company in response to demands from a group of providers who service this account. On September 25, 2002, the HMO verbally advised the Company that its termination notice was due in part to the recent price increase. Following such advisement, the Company held discussions with this client, but was unsuccessful in its attempts to resolve the pricing issue as the HMO was seeking a price reduction below the original contracted rate. As such, these contracts covering Florida members will terminate effective January 1, 2003. The Company believes that it will be able to reduce its internal costs of servicing this account to minimize any effect on future results of operations.

Although the loss of the above customers could have a material, adverse effect on the Company’s financial condition and future results of operations, the Company believes that it will be able to reduce its internal cost of servicing these accounts to minimize any effect on future results of operations. In particular, certain of the contracts listed under (a) and (b) above were among the least profitable accounts during the fiscal year ended May 31, 2002. In addition, the Company expects to contract with two new, smaller HMO clients to begin providing services to their membership during the second quarter of Fiscal 2003.

•	The National Committee on Quality Assurance has awarded Full Accreditation to Comprehensive Behavioral Care’s (“CBC”) Southeast regional operations, extending CBC’s accreditation to July 22, 2005. This accreditation covers the Company’s health plan membership in Connecticut, Florida, Georgia, and Michigan and has been important to the Company’s ability to recruit new clients such as one new Michigan client that we added in April 2002.

•	During July 2002, the Company entered into a Repayment Agreement with the California Department of Health Services to resolve the Medi-Cal liability (see Item 1-(1) – “Legal Proceedings”, below). Effective September 2002, the Company has made the final payment to the Department and has fully satisfied its obligations under the terms of the settlement agreement. As a result, the Company expects to record an extraordinary gain of approximately $470,000 during the second quarter of Fiscal 2003.

RESULTS OF OPERATIONS

     The Company reported a net loss of $33,000, or $0.01 loss per share, for the quarter ended August 31, 2002 compared to net income of $54,000, or $0.01 earnings per share, for the quarter ended August 31, 2001, which included approximately $55,000 specific to the cumulative effect of a change in accounting principle. The following tables summarize the Company’s financial data for the three months ended August 31, 2002 and 2001 (in thousands):

THE THREE MONTHS ENDED AUGUST 31, 2002 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2001:

	Consolidated	Consolidated
	Operations	Operations
	Fiscal 2003	Fiscal 2002

Operating revenues	$8,307	$6,126
Healthcare operating expenses	7,353	5,210
General/administrative expenses	888	826
Other operating expenses	60	87

	8,301	6,123

Operating income	$6	$3

     The Company reported a net loss of $33,000 and operating income of $6,000 for the quarter ended August 31, 2002 compared to net income of $54,000 and operating income of $3,000 for the quarter ended August 31, 2001. Operating revenues increased by 35.6%, or $2.2 million, to $8.3 million for the quarter ended August 31, 2002 compared to $6.1 million for the quarter ended August 31, 2001. This increase is primarily attributable to two new contracts implemented during Fiscal 2002 and continued membership growth from state sponsored children’s health insurance programs.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     Healthcare operating expenses increased by approximately $2.1 million, or 41.1%, for the quarter ended August 31, 2002 as compared to the quarter ended August 31, 2001. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue increased by 3.4%, from 85.1% for the quarter ended August 31, 2001 to 88.5% for the quarter ended August 31, 2002. This increase is primarily attributable to a change in revenue mix resulting in increased Medicaid and Medicare membership during Fiscal 2003 compared to Fiscal 2002. Additionally, the Company experienced increased utilization during the quarter ended August 31, 2002 compared to the quarter ended August 31, 2001. In response, management has begun initiatives to manage costs and negotiate necessary price increases from its clients.

     General and administrative expenses increased by approximately $62,000, or 7.5%, for the quarter ended August 31, 2002 as compared to the quarter ended August 31, 2001. This increase is primarily attributable to staffing additions necessary to support new revenue. General and administrative expense as a percentage of operating revenue decreased from 13.5% for the quarter ended August 31, 2001 to 10.7% for the quarter ended August 31, 2002.

     Other operating expenses decreased by $27,000 for the quarter ended August 31, 2002 compared to the quarter ended August 31, 2001. This decrease is primarily attributable to a reduction in depreciation expense, which results from assets being fully depreciated and, also, from decreases in capital spending.

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

Risk Factors

Important Factors Related to Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company’s success in (i) expanding the managed behavioral healthcare operations, (ii) effective management in the delivery of services, (iii) risk and utilization in context of capitated payouts, and (iv) retaining certain refunds from the IRS (see Note 4 to the unaudited consolidated financial statements — “Income Taxes”).

Concentration of Risk

     The Company currently has nine contracts with three health plans to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Connecticut and Florida. These combined contracts represent approximately 50.4% and 49.2% of the Company’s operating revenue for the three months ended August 31, 2002 and August 31, 2001, respectively, and include contracts that may terminate effective January 1, 2003, which accounted for a combined 35.7% and 33.8% of the Company’s operating revenue for the three months ended August 31, 2002 and August 31, 2001, respectively (see Note 3 to the consolidated financial statements – “Major Customers/Contracts” and “Recent Developments” above). The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of any one of these customers could have a material, adverse effect on the Company’s working capital and future results of operations.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Uncertainty of Future Profitability

     As of August 31, 2002, the Company had stockholders’ deficit of $12.5 million and a working capital deficiency of approximately $12.3 million. The Company had a net loss for the three months ended August 31, 2002 of approximately $33,000. There can be no assurance that the Company will be able to achieve and sustain profitability or that the Company can maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

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

     The Company may be required to repay a portion of the tax refunds received from the Internal Revenue Service for Fiscal 1996 and 1995, which amounted to $9.4 million and $5.4 million, respectively (see Item 1-(2) – “Legal Proceedings”, below).

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

     On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $8.7 million through August 31, 2002. In this event, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. The Company filed a protest letter with the IRS Appeals Office on November 6, 1998. This filing commenced the administrative appeals process.

     On July 11, 2000, the Company submitted an Offer in Compromise (the “Offer”) and, on March 13, 2002, submitted an amended Offer in Compromise (“Amended Offer”) to the IRS Appeals Office to resolve the controversy with respect to the refunds at a substantially reduced amount than the IRS has asserted as indicated above. To assist the IRS in evaluating the Amended Offer, the Company is providing additional documents to the IRS and is continuing its discussions with the IRS. The Amended Offer must be reviewed and approved by the IRS, with the ultimate decision determined by the IRS Appeals Office. Pending the resolution of the Amended Offer, the IRS generally suspends any collection activities. There can be no assurance that the IRS will accept the Amended Offer.

     If the IRS Appeals Office were to accept the Amended Offer, the IRS would require that the net operating loss carryforwards are no longer available to the Company. If the IRS Appeals Office were to ultimately disallow the refunds claimed and an offer is not accepted, the Company will have additional loss carry forwards of approximately $50 million, which will expire if unused by the year 2010.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

     The Company typically contracts with small to medium sized HMO’s who may be adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. The Company’s clients may also be acquired by larger HMO’s, in which case there can be no assurance that the acquiring company would renew the Company’s contract. Additionally, changes specific to Medicaid and Medicare reimbursement could have an effect on the profitability of the Company’s contracts. The Company cannot predict the effect healthcare reforms may have on its business and no assurance can be given that any such reforms will not have a material adverse effect on the Company.

Shares Eligible for Future Sale

     The Company has issued or committed to issue options or other rights to purchase approximately 1,100,000 shares, with option prices ranging from $0.25 to $4.00. The Company may contemplate issuing additional amounts of debt, equity or convertible securities in public or private transactions for use in fulfilling its future capital needs (see “Need for Additional Funds; Uncertainty of Future Funding”). Issuance of additional equity could adversely affect the trading price of the Company’s Common Stock.

Anti-takeover Provisions

     The Company’s Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of August 31, 2002, there are 18,740 remaining shares authorized and available to issue, and no outstanding shares of Preferred Stock. The Company’s Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company’s stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions that result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company’s Common Stock or the possibility of sale of shares to an acquiring person.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

     As of August 31, 2002, the Company managed approximately 725,000 lives in connection with behavioral and substance abuse services covered through Medicaid in Connecticut, Florida, Michigan and Texas. The aggregate number of Medicaid lives would be reduced by approximately 345,000 effective January 1, 2003 if the contracts under “Recent Developments”, (a) and (b), were all to terminate. In addition, the Company manages approximately 36,000 lives covered through Medicare in Florida. Any changes in Medicaid and Medicare reimbursement could ultimately affect the Company through contract bidding and cost structures with the health plans first impacted by such changes. At this time, the Company is unable to predict what effect, if any, changes in Medicaid and Medicare legislation may have on its business.

     The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of transmitted information. Entities subject to HIPAA include all healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company will incur costs to insure the adequacy and security of its healthcare information system and communication networks. Additionally, the Company may incur costs to implement the specific transaction codes required by HIPAA for claims, payment, enrollment, eligibility, or to become compliant with security and privacy rules, which may be more stringent for providers of certain behavioral healthcare services. The expected timetable to be compliant is currently October 2002 for transaction code changes, although recent legislation allows for a one-year delay of this compliance date if a formal compliance plan is filed by October 2002, and April 2003 for compliance with the privacy rules. The Company is currently evaluating its systems and policies that are impacted by HIPAA. As of August 31, 2002, the Company has filed its Electronic Health Care Transactions and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services. While these efforts will be ongoing, the Company expects to meet all compliance rules and timetables with respect to the HIPAA regulations. Failure to do so may result in penalties and have a material adverse effect on the Company’s ability to retain its customers or to gain new business.

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

Item 4 – Controls and Procedures

     As of August 31, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2002.

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

In July 2002, the Company has entered into a Repayment Agreement with the Department to resolve this liability at a substantially reduced amount. The terms of the Repayment Agreement required the Company to either 1) pay one lump sum of $450,000 to the Department on or before September 1, 2002 or 2) beginning September 1, 2002, the Company would be required to make three monthly installment payments of $160,000 each, with the last payment being due on or before November 1, 2002, for a total of $480,000 as full and complete satisfaction of the outstanding liability. If neither of the arrangements discussed under 1) or 2) above is satisfied, the Company will be considered to be in default and the Department has the right to collect the full amount of the claim plus interest, attorney’s fees, and collections costs. As of May 31, 2002, the Company had accrued $950,000 related to this matter. As of August 31, 2002, after making two installment payments to the Department of $160,000 each, the Company had accrued $630,000 relating to this matter. In September 2002, the Company made the final, $160,000 installment payment to the Department and has fully satisfied its obligations under the terms of the settlement agreement. As a result, the Company expects to record an extraordinary gain of approximately $470,000 during the second quarter of Fiscal 2003.

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

On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $8.7 million through August 31, 2002. In this event, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. The Company filed a protest letter with the IRS Appeals Office on November 6, 1998. This filing commenced the administrative appeals process.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

On July 11, 2000, the Company submitted an Offer in Compromise (the “Offer”) and, on March 13, 2002, submitted an amended Offer in Compromise (“Amended Offer”) to the IRS Appeals Office to resolve the controversy with respect to the refunds at a substantially reduced amount than the IRS Appeals Office has asserted as indicated above. To assist the IRS in evaluating the Amended Offer, the Company is providing additional documents to the IRS and is continuing its discussions with the IRS. The Amended Offer must be reviewed and approved by the IRS, with the ultimate decision determined by the IRS Appeals Office. Pending the resolution of the Amended Offer, the IRS generally suspends any collection activities. There can be no assurance that the IRS will accept the Amended Offer.

If the IRS Appeals Office were to accept the Amended Offer, the IRS would require that the net operating loss carryforwards are no longer available to the Company. If the IRS Appeals Office were to ultimately disallow the refunds claimed and an offer is not accepted, the Company will have additional loss carry forwards of approximately $50 million, which will expire if unused by the year 2010.

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

Item 5 – Other Information

(a)  On October 4, 2002, the Company received a written, 90-day termination notice, dated September 27, 2002, from one major client. This HMO advised the Company that it has entered into an agreement to sell its Medicaid business to another HMO while retaining other lines of business. The Company will retain the commercial and Medicare lines of business with this HMO, which accounted for 6.0%, or approximately $0.5 million, and 1.6%, or $0.1 million, of the Company's operating revenues during the quarter ended August 31, 2002 and 2001, respectively. The Company has contacted the acquiring HMO and has scheduled a meeting to take place in October to discuss retaining the Medicaid business after the sale is completed, but there can be no assurance that the Company or any of its subsidiaries will be selected by the acquiring HMO. As such, the contracts covering Florida medicaid members, which accounted for 17.3%, or $1.4 million, and 18.1%, or $1.1 million, of the Company’s operating revenues during the quarter ended August 31, 2002 and 2001, respectively (see Note 3, Item 3 — “Major Customers/Contracts” — to the consolidated financial statements), are expected to terminate effective December 31, 2002. The Company believes that it will be able to reduce its internal costs of servicing this account to minimize any effect on future results of operations.

(b)  On September 24, 2002, the Company received a written, 90-day termination notice, dated September 20, 2002, from one major customer whose contracts with the Company accounted for 18.4%, or $1.5 million, of the Company’s operating revenues during the quarter ended August 31, 2002 (see Note 3, Item 1 – “Major Customers/Contracts” – to the consolidated financial statements). Such notice followed an agreed upon price increase that the Company had recently obtained from this client. The price increase was effective August 1, 2002 and was necessitated by an increase in utilization specific to this account as well as increases in the rates paid by the Company in response to demands from a group of providers who service this account. On September 25, 2002, the HMO verbally advised the Company that its termination notice was due in part to the recent price increase. Following such advisement, the Company held discussions with this client, but was unsuccessful in its attempts to resolve the pricing issue as the HMO was seeking a price reduction below the original contracted rate. As such, these contracts covering Florida members will terminate effective January 1, 2003. The Company believes that it will be able to reduce its internal costs of servicing this account to minimize any effect on future results of operations.

Although the loss of the above customers could have a material, adverse effect on the Company’s financial condition and future results of operations, the Company believes that it will be able to reduce its internal cost of servicing these accounts to minimize any effect on future results of operations. In particular, certain of the contracts listed under (a) and (b) above were among the least profitable accounts during the fiscal year ended May 31, 2002. In addition, the Company expects to contract with two new, smaller HMO clients to begin providing services to their membership during the second quarter of Fiscal 2003.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits —

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K —

1)	The Company filed a current report on Form 8-K, dated June 7, 2002, to report under Item 5 that the Board of Directors had elected Howard A. Savin, Ph.D., effective June 3, 2002, to fill one existing vacancy for a Class II Director. Additionally, the Company announced that it had hired Paul R. McCarthy, Ph.D. to fill the position of Chief Operating Officer for Comprehensive Behavioral Care, Inc. (“CBC”). The Company also announced the promotion of Thomas C. Clay, MSW to the position of President, Public Sector Services for CBC. Further, the Company reported that it had entered into employment agreements, each effective June 3, 2002, with Dr. McCarthy and Mr. Clay.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

October 4, 2002	By /s/ MARY JANE JOHNSON

Mary Jane Johnson President and Chief Executive Officer (Principal Executive Officer)

By /s/ ROBERT J. LANDIS

Robert J. Landis Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
CERTIFICATIONS PURSUANT TO 18 U.S.C.
SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mary Jane Johnson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Comprehensive Care Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 4, 2002

/s/ Mary Jane Johnson Mary Jane Johnson President and Chief Executive Officer

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

I, Robert J. Landis, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Comprehensive Care Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 4, 2002

/s/ Robert J. Landis Robert J. Landis Chairman, Chief Financial Officer, and Treasurer

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Exhibit Index

Three Months Ended August 31, 2002

EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER

99.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22
99.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23