Form 10-Q
period 2002-11-30
COMPREHENSIVE CARE CORP
filed 2003-01-10
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2002.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

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

Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Classes	Outstanding at January 7, 2003

Common Stock, par value $.01 per share	3,899,051

Index

Page
PART I – FINANCIAL INFORMATION
Item 1— Consolidated Financial Statements
Consolidated Balance Sheets, November 30, 2002 and May 31, 2002	3
Consolidated Statements of Operations for the Three and Six months ended November 30, 2002 and 2001	4
Consolidated Statements of Cash Flows for the Six months ended November 30, 2002 and 2001	5
Notes to Consolidated Financial Statements	6-10
Item 2— Management’s discussion and analysis of financial condition and Results of operations	10-16
Item 4— Controls and Procedures	16

PART II – OTHER INFORMATION
Item 1— Legal Proceedings	16-17
Item 4 — Submission Of Matters To A Vote Of Security Holders	17-18
Item 6— Exhibits and Reports on Form 8-K	18
Signatures	19
Certifications	19-20

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I. — FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

Consolidated Balance Sheets

	November 30,	May 31,
	2002	2002

	(unaudited)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,254	$5,340
Accounts receivable, less allowance for doubtful accounts of $9 and $8	1,131	324
Accounts receivable – managed care reinsurance contract	637	575
Other receivable	2,548	2,548
Other current assets	576	591

Total current assets	9,146	9,378
Property and equipment, net	204	291
Notes receivable	157	159
Goodwill, net	991	991
Restricted cash	431	430
Other assets	143	150

Total assets	$11,072	$11,399

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,826	$2,891
Accrued claims payable	4,544	4,635
Accrued reinsurance claims payable	2,561	2,019
Unbenefitted tax refunds received	12,092	12,092
Income taxes payable	14	16

Total current liabilities	21,037	21,653

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	15	21

Total long-term liabilities	2,259	2,265

Total liabilities	23,296	23,918

Commitments and Contingencies (Notes 4 and 6)
Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 60,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 3,899,051 and 3,878,552	39	39
Additional paid-in-capital	51,862	51,842
Deferred compensation	—	(1)
Accumulated deficit	(64,125)	(64,399)

Total stockholders’ deficit	(12,224)	(12,519)

Total liabilities and stockholders’ deficit	$11,072	$11,399

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three months Ended		Six Months Ended
	November 30,		November 30,

	2002	2001	2002	2001

Operating revenues	$8,631	$6,470	$16,938	$12,596
Costs and expenses:
Healthcare operating expenses	7,760	5,524	15,113	10,734
General and administrative expenses	952	873	1,840	1,699
Recovery of doubtful accounts	(6)	(71)	(14)	(85)
Depreciation and amortization	63	87	131	188

	8,769	6,413	17,070	12,536

Operating (loss) income before items shown below	(138)	57	(132)	60
Other income (expense):
Gain on sale of assets	1	—	4	—
Loss on disposal of assets	—	—	(5)	—
Interest income	13	20	29	53
Interest expense	(44)	(44)	(90)	(89)
Other non-operating income	478	2	478	17

Income before income taxes	310	35	284	41
Income tax expense	3	2	10	9

Income before cumulative effect of change in accounting principle	$307	$33	$274	$32
Cumulative effect of change in accounting principle	—	—	—	55

Net income attributable to common stockholders	$307	$33	$274	$87

Earnings per common share — basic:
Income before cumulative effect of change in accounting principle	$0.08	$0.01	$0.07	$0.01
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.08	$0.01	$0.07	$0.02

Earnings per common share — diluted:
Income before cumulative effect of change in accounting principle	$0.07	$0.01	$0.07	$0.01
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.07	$0.01	$0.07	$0.02

Weighted average common shares outstanding:
Basic	3,898	3,867	3,892	3,851

Diluted	4,254	3,989	3,984	3,991

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	November 30,

	2002	2001

	(Amounts in thousands)
Cash flows from operating activities:
Net income	$274	$87
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	131	188
Cumulative effect of change in accounting principle	—	(55)
Gain on sale of assets	(4)	—
Compensation expense – stock issued	20	—
Compensation expense – stock options issued	1	—
Other non-operating gain	(470)	—
Loss on disposal of assets	5	—
Changes in assets and liabilities:
Accounts receivable	(807)	(149)
Accounts receivable — managed care reinsurance contract	(62)	54
Other current assets, restricted funds, and other non-current assets	21	532
Accounts payable and accrued liabilities	(621)	(330)
Accrued claims payable	(91)	278
Accrued reinsurance claims payable	542	641
Income taxes payable	(2)	5
Other liabilities	—	(9)

Net cash (used in) provided by operating activities	(1,063)	1,242

Cash flows from investing activities:
Net proceeds from sale of property and equipment	3	—
Payments received on note receivable	2	2
Additions to property and equipment	(22)	(12)

Net cash used in investing activities	(17)	(10)

Cash flows from financing activities:
Repayment of debt	(6)	—

Net cash used in financing activities	(6)	—

Net (decrease) increase in cash and cash equivalents	(1,086)	1,232
Cash and cash equivalents at beginning of year	5,340	2,891

Cash and cash equivalents at end of period	$4,254	$4,123

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 1 – Summary of Significant Accounting Policies

     The consolidated balance sheet as of November 30, 2002, and the related consolidated statements of operations for the three and six months ended November 30, 2002 and 2001, and cash flows for the six months ended November 30, 2002 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended November 30, 2002 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). Such agreements accounted for 88.0%, or $14.9 million, of revenue for the six months ended November 30, 2002 and 83.2%, or $10.5 million, of revenue for the six months ended November 30, 2001. The balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

Restricted Cash

     As of November 30, 2002 and May 31, 2002, non-current restricted accounts include $0.3 million of cash held in trust in connection with the Company’s Directors and Officers liability insurance policy.

Accrued Claims Payable

     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate. However, actual results could differ from the claims payable amount reported as of November 30, 2002.

Note 2 — Basis of Presentation

     The accompanying consolidated financial statements are prepared on a going concern basis. As of November 30, 2002, the Company has a stockholders’ deficit of $12.2 million and a working capital deficiency of $11.9 million. The working capital deficiency results primarily from a $12.1 million liability related to Federal income tax refunds received in prior years. The ultimate outcome of the Internal Revenue Service audit whereby it is seeking recovery of the refunds from the Company, including the amount to be repaid, if any, and the timing thereof, is not determinable (see Note 4 – “Income Taxes”).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to it during Fiscal 2003 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company.

     The above conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon its ability to continue to generate sufficient cash flow to meet its obligations on a timely basis, successfully resolving the Internal Revenue Service audit, obtaining additional financing as may be required and, ultimately, attaining an operating profit. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 3 — Major Customers/Contracts

(1)	During the six months ended November 30, 2002, the Company had three contracts with one HMO to provide behavioral healthcare services to Florida members. The combined revenue from these contracts accounted for 18.9%, or $3.2 million, of the Company’s operating revenues during the six months ended November 30, 2002 compared to 16.2%, or $2.0 million, for the six months ended November 30, 2001. Additionally, the Company has one major contract with an affiliate of this HMO (see Item 2 below). This HMO has been our customer since November 1998. On September 24, 2002, the Company received a written, 90-day termination notice, dated September 20, 2002, from this client. Such notice followed an agreed upon price increase that the Company had recently obtained from this client. The price increase was effective August 1, 2002 and was necessitated by an increase in utilization specific to this account as well as increases in the rates paid by the Company in response to demands from a group of providers who service this account. On September 25, 2002, the HMO verbally advised the Company that its termination notice was due in part to the recent price increase. Following such advisement, the Company held discussions with this client, but was unsuccessful in its attempts to resolve the pricing issue as the HMO was seeking a price reduction below the original contracted rate. As such, these contracts covering Florida members terminated effective January 1, 2003. The Company believes that it will be able to reduce its internal costs of servicing this account to minimize any effect on future results of operations.

(2)	The Company has one contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. For the six months ended November 30, 2002, this contract represented approximately 8.4%, or $1.4 million, of the Company’s operating revenue compared to 13.6%, or $1.7 million for the six months ended November 30, 2001. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program. During the six months ended November 30, 2002, the Company filed reinsurance claims totaling approximately $1.6 million. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of November 30, 2002, the Company has reported $0.6 million as accounts receivable – managed care reinsurance contracts, with $2.6 million reported as accrued reinsurance claims payable, in the accompanying balance sheet. In the event that the Company does not collect these reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. This HMO has been a customer since March 2001. The original contract term expires December 31, 2002 and provides for automatic one-year renewals unless terminated by either party. In December 2002, the Company participated in a bid that was submitted to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) in connection with a contract that is expected to begin in October 2003. If selected, the Company’s existing contract would terminate and a new contract would be negotiated between the Company and the State of Connecticut covering significantly more members than are covered under the current fee-for-service arrangement. If the State of Connecticut were to select another behavioral healthcare company to service this membership, the Company’s existing contracts may terminate effective September 30, 2003. There can be no assurance that the Company’s existing contract will be renewed or that the Company will be successful in its bid to provide ASO services to Connecticut members.

(3)	During the six months ended November 30, 2002, the Company had one contract with one HMO, covering five lines of business, to provide behavioral healthcare services to Florida members. This agreement represented approximately 23.5%, or $4.0 million, and 20.1%, or $2.5 million, of the Company’s operating revenue for the six months ended November 30, 2002 and 2001, respectively. This HMO has been a customer since July 2000. On December 24, 2002, the Company entered into a contract, effective January 1, 2003, with another HMO to continue providing behavioral services to Medicaid members associated with three of these business lines after the existing client HMO sold its Medicaid business to the Company’s new HMO customer. On October 4, 2002,

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

the Company had reported that it had received a termination notice from the existing client having an effective termination date of December 31, 2002 and specific to the existing client’s Medicaid business, which accounted for 17.4%, or $3.0 million, and 18.2%, or $2.3 million, of the Company’s operating revenues during the six months ended November 30, 2002 and 2001, respectively, due to the sale of the customer HMO to the Company’s new HMO client. Additionally, effective December 31, 2002, the Company received a formal termination notice from the existing HMO client that the commercial and Medicare lines of business, which accounted for 6.1%, or approximately $1.0 million, and 1.8%, or $0.2 million, of the Company’s operating revenues during the six months ended November 30, 2002 and 2001, respectively, will terminate effective February 28, 2003.

Although the loss of the customer listed under (1) above and the commercial and Medicare business under (3) above could have a material, adverse effect on the Company’s financial condition and future results of operations, the Company believes that it will be able to reduce its internal cost of servicing this account to minimize any effect on future results of operations.

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

     On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $11.5 million through November 30, 2002. In this event, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. The Company filed a protest letter with the IRS Appeals Office on November 6, 1998. This filing commenced the administrative appeals process.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 5 – Basic and Diluted Earnings Per Share

     Net earnings per share is computed using the weighted average number of common shares outstanding during the period. Convertible debentures were not included in the calculation of earnings per share as they are antidilutive. The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)
Numerator:
Income before cumulative effect of change in accounting principle	$307	$33	$274	$32
Cumulative effect of change in accounting principle	—	—	—	55

Numerator for diluted earnings per share available to Common Stockholders	$307	$33	$274	$87

Denominator:
Weighted average shares	3,898	3,867	3,892	3,851
Effect of dilutive securities:
Employee stock options	356	122	92	140

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	4,254	3,989	3,984	3,991

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.08	$0.01	$0.07	$0.01
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.08	$0.01	$0.07	$0.02

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.07	$0.01	$0.07	$0.01
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$0.07	$0.01	$0.07	$0.02

Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at November 30, 2002:
Convertible debentures				9,044
Outstanding stock options				1,041,941
Possible future issuance under stock option plans				549,018

Total				1,600,003

Note 6 — Commitments and Contingencies

(1)	Effective January 1, 2003, the Company began servicing a major account for one new client who acquired existing Medicaid business from another of the Company’s clients. In connection with the contract, the Company is required to maintain a $1,200,000 performance bond throughout the term of the contract.

(2)	During the fiscal year ended May 31, 2001, the Company implemented a major contract for one new client requiring that the Company maintains a $600,000 performance bond throughout the term of the contract.

(3)	During the fiscal year ended May 31, 2000, the Company renewed one contract, which included a requirement that the Company maintains a $550,000 performance bond throughout the term of the contract.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(4)	On February 19, 1999, the California Superior Court denied the Company’s Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. The Company owned this facility until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as “outliers”.

In July 2002, the Company entered into a Repayment Agreement with the Department to resolve this liability at a substantially reduced amount. The terms of the Repayment Agreement required the Company to either 1) pay one lump sum of $450,000 to the Department on or before September 1, 2002 or 2) beginning September 1, 2002, the Company would be required to make three monthly installment payments of $160,000 each, with the last payment being due on or before November 1, 2002, for a total of $480,000 as full and complete satisfaction of the outstanding liability. As of November 30, 2002, after making three installment payments to the Department of $160,000 each, the Company had fully satisfied its obligations under the terms of the settlement agreement. As a result, the Company recorded a non-operating gain of $470,000 during the quarter ended November 30, 2002.

(5)	With respect to the contingency related to prior years’ income taxes, see Note 4, “Income Taxes”.

(6)	The Company would remain liable to perform the services covered under subcapitation agreements if the parties with which the Company subcapitates were unable to fulfill their responsibilities under such agreements.

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

Recent Developments

•	On December 24, 2002, the Company was successful in entering into an agreement, effective January 1, 2003, with a new HMO client to continue providing behavioral healthcare services to Medicaid members who were previously serviced by the Company in connection with its agreements with another HMO customer. On October 4, 2002, the Company had reported that it had received a termination notice from the existing client having an effective termination date of December 31, 2002 and specific to the existing client’s Medicaid business, which accounted for 17.4%, or $3.0 million, and 18.2%, or $2.3 million, of the Company’s operating revenues during the six months ended November 30, 2002 and 2001, respectively, and was due to the sale of the customer HMO to the Company’s new HMO client. Additionally, effective December 31, 2002, the Company received a formal termination notice from the existing HMO client that the commercial and Medicare lines of business, which accounted for 6.1%, or approximately $1.0 million, and 1.8%, or $0.2 million, of the Company’s operating revenues during the six months ended November 30, 2002 and 2001, respectively, will terminate effective February 28, 2003.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

•	During the six months ended November 30, 2002, the Company had three contracts with one HMO to provide behavioral healthcare services to Florida members. The combined revenue from these contracts accounted for 18.9%, or $3.2 million, of the Company’s operating revenues during the six months ended November 30, 2002 compared to 16.2%, or $2.0 million, for the six months ended November 30, 2001. On September 24, 2002, the Company received a written, 90-day termination notice, dated September 20, 2002, from this client. Such notice followed an agreed upon price increase that the Company had recently obtained from this client. The price increase was effective August 1, 2002 and was necessitated by an increase in utilization specific to this account as well as increases in the rates paid by the Company in response to demands from a group of providers who service this account. On September 25, 2002, the HMO verbally advised the Company that its termination notice was due in part to the recent price increase. Following such advisement, the Company held discussions with this client, but was unsuccessful in its attempts to resolve the pricing issue as the HMO was seeking a price reduction below the original contracted rate. As such, these contracts covering Florida members terminated effective January 1, 2003. The Company believes that it will be able to reduce its internal costs of servicing this account to minimize any effect on future results of operations.

Results of Operations

     The Company reported net income of $307,000, or $0.07 earnings per share, for the quarter ended November 30, 2002 compared to $33,000, or $0.01 earnings per share, for the quarter ended November 30, 2001. Results for the quarter ended November 30, 2002 include a $470,000, non-operating gain related to one settlement (see Note 6 – “Commitments and Contingencies” to the unaudited, consolidated financial statements). Net income for the six months ended November 30, 2002 was $274,000, or $0.07 earnings per share, compared to net income of $87,000 or $0.02 earnings per share, for the six months ended November 30, 2001. The following tables summarize the Company’s financial data for the three and six months ended November 30, 2002 and 2001 (in thousands):

     The three months Ended November 30, 2002 Compared To The three months Ended November 30, 2001:

	Consolidated	Consolidated
	Operations	Operations
	Three Months Ended	Three Months Ended
	November 30, 2002	November 30, 2001

Operating revenues	$8,631	$6,470
Healthcare operating expenses	7,760	5,524
General/administrative expenses	952	873
Other operating expenses	57	16

	8,769	6,413

Operating (loss) income	$(138)	$57

     The Company reported net income of $307,000 and an operating loss of $138,000 for the quarter ended November 30, 2002 compared to net income of $33,000 and operating income of $57,000 for the quarter ended November 30, 2001. Operating revenues increased by 33.4%, or $2.2 million, to $8.6 million for the quarter ended November 30, 2002 compared to $6.5 million for the quarter ended November 30, 2001. This increase is primarily attributable to membership growth from existing business and one new contract implemented during the fourth quarter of Fiscal 2002.

     Healthcare operating expenses increased by approximately $2.2 million, or 40.5%, for the quarter ended November 30, 2002 as compared to the quarter ended November 30, 2001. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue increased by 4.5% from 85.4% for the quarter ended November 30, 2001 to 89.9% for the quarter ended November 30, 2002. This increase is primarily attributable to a change in revenue mix resulting in increased Medicaid and Medicare membership during Fiscal 2003 compared to Fiscal 2002.

     General and administrative expenses increased by approximately $79,000, or 9.0%, for the quarter ended November 30, 2002 as compared to the quarter ended November 30, 2001. This increase is primarily attributable to staffing additions necessary to support new revenue. General and administrative expense as a percentage of operating revenue decreased from 13.5% for the quarter ended November 30, 2001 to 11.0% for the quarter ended November 30, 2002.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     Other operating expenses increased by $41,000 for the quarter ended November 30, 2002 compared to the quarter ended November 30, 2001. This increase is primarily attributable to a $66,000 bad debt recovery during the quarter ended November 30, 2001 specific to one contract that terminated in Fiscal 1999.

The Six months Ended November 30, 2002 Compared To The Six months Ended November 30, 2001:

	Consolidated	Consolidated
	Operations	Operations
	Six Months Ended	Six Months Ended
	November 30, 2002	November 30, 2001

Operating revenues	$16,938	$12,596
Healthcare operating expenses	15,113	10,734
General/administrative expenses	1,840	1,699
Other operating expenses	117	103

	17,070	12,536

Operating (loss) income	$(132)	$60

     The Company reported net income of $274,000 and an operating loss of $132,000 for the six months ended November 30, 2002 compared to net income of $87,000 and operating income of $60,000 for the six months ended November 30, 2001. Results for the six months ended November 30, 2002 include a $470,000, non-operating gain related to one settlement (see Note 6 – “Commitments and Contingencies” to the unaudited, consolidated financial statements). Operating revenues increased by 34.5%, or $4.3 million, to $16.9 million for the six months ended November 30, 2002 compared to $12.6 million for the six months ended November 30, 2001. This increase is primarily attributable to membership growth from existing business and one new contract implemented during the fourth quarter of Fiscal 2002.

     Healthcare operating expenses increased by approximately $4.4 million, or 40.8%, for the six months ended November 30, 2002 as compared to the six months ended November 30, 2001. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue increased by 4.0% from 85.2% for the six months ended November 30, 2001 to 89.2% for the six months ended November 30, 2002. This increase is primarily attributable to a change in revenue mix resulting in increased Medicaid and Medicare membership during Fiscal 2003 compared to Fiscal 2002.

     General and administrative expenses increased by approximately $0.1 million, or 8.3%, for the six months ended November 30, 2002 as compared to the six months ended November 30, 2001. This increase is primarily attributable to staffing additions necessary to support new revenue. General and administrative expense as a percentage of operating revenue decreased from 13.5% for the six months ended November 30, 2001 to 10.9% for the six months ended November 30, 2002.

     Other operating expenses increased by $14,000 for the six months ended November 30, 2002 compared to the six months ended November 30, 2001. This increase is attributable to a $66,000 bad debt recovery during the six months ended November 30, 2001 specific to one contract that terminated in Fiscal 1999 and a $57,000 decrease in depreciation expense in Fiscal 2003 compared to Fiscal 2002.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Risk Factors

Important Factors Related to Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company’s success in (i) expanding the managed behavioral healthcare operations, (ii) effective management in the delivery of services, (iii) risk and utilization in context of capitated payouts, and (iv) retaining certain refunds from the IRS (see Note 4 to the unaudited, consolidated financial statements — “Income Taxes”).

Concentration of Risk

     The Company currently has contracts with four health plans to provide behavioral healthcare services under commercial, Medicaid, and Medicare plans, to contracted members in Connecticut, Florida, and Texas. These combined contracts represent approximately 62.2% and 61.3% of the Company’s operating revenue for the six months ended November 30, 2002 and November 30, 2001, respectively, and include contracts that terminated effective January 1, 2003, which accounted for a combined 18.9% and 16.2% of the Company’s operating revenue for the six months ended November 30, 2002 and November 30, 2001, respectively (see Note 3(1) to the unaudited, consolidated financial statements – “Major Customers/Contracts”) and agreements that will terminate effective February 28, 2003, which accounted for 6.1% and 1.8% of the Company’s operating revenues during the six months ended November 30, 2002 and 2001, respectively (see Note 3(3) to the unaudited, consolidated financial statements – “Major Customers/Contracts”). The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of any one of these customers could have a material, adverse effect on the Company’s working capital and future results of operations.

Uncertainty of Future Profitability

     As of November 30, 2002, the Company had a stockholders’ deficit of $12.2 million and a working capital deficiency of approximately $11.9 million. The Company had net income for the six months ended November 30, 2002 of approximately $274,000, which included a $470,000 non-operating gain. There can be no assurance that the Company will be able to achieve and sustain an operating profit or that the Company can achieve and maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

     On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $11.5 million through November 30, 2002. In this event, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. The Company filed a protest letter with the IRS Appeals Office on November 6, 1998. This filing commenced the administrative appeals process.

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

Shares Eligible for Future Sale

     As of January 3, 2003, the Company has issued approximately 1,061,000 options, with option prices ranging from $0.25 to $4.00, of which 919,000 options are in the money and, accordingly, could be exercised and the shares resold by the optionee.

Anti-takeover Provisions

     The Company’s Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of November 30, 2002, there are 18,740 remaining shares authorized and available to issue, and no outstanding shares of Preferred Stock. The

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Company’s Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company’s stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions that result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company’s Common Stock or the possibility of sale of shares to an acquiring person.

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

     As of November 30, 2002, the Company managed approximately 782,000 lives in connection with behavioral and substance abuse services covered through Medicaid in Connecticut, Florida, Michigan and Texas. The aggregate number of Medicaid lives was reduced by approximately 164,000 effective January 1, 2003 due to the termination of the contracts described under Note 3(1) — “Major Contracts/Customers” to the unaudited, consolidated financial statements. In addition, the Company manages approximately 38,000 lives covered through Medicare in Florida. However, the contract covering these Medicare lives will terminate effective February 28, 2003 (see Note 3(3) – “Major Contracts/Customers” to the unaudited, consolidated financial statements). Any changes in Medicaid and Medicare reimbursement could ultimately affect the Company through contract bidding and cost structures with the health plans first impacted by such changes. At this time, the Company is unable to predict what effect, if any, changes in Medicaid and Medicare legislation may have on its business.

     The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of transmitted information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company will incur costs to insure the adequacy and security of its healthcare information system and communication networks. Additionally, the Company may incur costs to implement the specific transaction codes required by HIPAA for claims, payment, enrollment, eligibility, or to become compliant with security and privacy rules, which may be more stringent for providers of certain behavioral healthcare services. The expected timetable for the Company to be compliant is currently October 2003 for transaction code changes due to the Company’s filing in October 2002 of a formal compliance plan, and April 2003 for compliance with the privacy rules. The Company is currently evaluating its systems and policies that are impacted by HIPAA. The Company has filed its Electronic Health Care Transactions

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services. While these efforts will be ongoing, the Company expects to meet all compliance rules and timetables with respect to the HIPAA regulations. Failure to do so may result in penalties and have a material adverse effect on the Company’s ability to retain its customers or to gain new business.

Sarbanes-Oxley Act of 2002

     The Company is subject to the various provisions of the Sarbanes-Oxley Act of 2002, which include a requirement that the Company must have at least one qualified, financial expert on its independent audit committee or be subject to not having its stock included in the Over The Counter Bulletin Board listings. Effective January 2, 2003, the Company’s Board of Directors elected Eugene L. Froelich to serve as a Class II Director and, also, as chairman of the Audit Committee for a three-year term until the 2005 Annual Meeting. Mr. Froelich has the requisite experience and meets the specific qualifications to act as chairman of the Audit Committee and, as such, was appointment by the Board of Directors to serve in this role effective January 2, 2003.

Item 4 – Controls and Procedures

     As of November 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2002.

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

     In July 2002, the Company entered into a Repayment Agreement with the Department to resolve this liability at a substantially reduced amount. The terms of the Repayment Agreement required the Company to either 1) pay one lump sum of $450,000 to the Department on or before September 1, 2002 or 2) beginning September 1, 2002, the Company would be required to make three monthly installment payments of $160,000 each, with the last payment being due on or before November 1, 2002, for a total of $480,000 as full and complete satisfaction of the outstanding liability. As of November 30, 2002, after making three installment payments to the Department of $160,000 each, the Company had fully satisfied its obligations under the terms of the settlement agreement. As a result, the Company recorded a non-operating gain of $470,000 during the quarter ended November 30, 2002.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

as a deferred liability, “Unbenefitted tax refunds received”, pending resolution by the Internal Revenue Service (“IRS”) of the appropriateness of the 172(f) carryback. The other refunds requested under Section 172(f) for prior years of $7.7 million have not been received, nor has the Company recognized any tax benefit related to these potential refunds.

     On August 21, 1998, the Company received an examination report, dated August 6, 1998, from the IRS advising the Company that it was disallowing $12.4 million of the $14.8 million of refunds previously received, and the additional refunds requested of $7.7 million. If the position of the IRS were to be upheld the Company would be required to repay $12.4 million in refunds previously received, plus accrued interest of approximately $11.5 million through November 30, 2002. In this event, the Company would be entitled to a repayment of the fees advanced to its tax advisor relating to these refunds of approximately $2.5 million, which is reported as “other receivable” in the accompanying balance sheets. The Company filed a protest letter with the IRS Appeals Office on November 6, 1998. This filing commenced the administrative appeals process.

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

Item 4 — Submission of Matters to a Vote of Security Holders

     On November 1, 2002, the Company held its 2002 Annual Meeting of Stockholders. The meeting was held to elect one (1) Class II Director to the Company’s Board of Directors and to obtain shareholder approval to adopt the Company’s 2002 Incentive Plan.

     Stockholders of the Company’s Common Stock, $.01 par value, of record as of September 19, 2002 (the “Record Date”) were entitled to notice of the Annual Meeting and to vote at such meeting. As of the Record Date, there were 3,899,053 shares of Common Stock entitled to vote at the meeting. Shareholders holding 3,369,818 shares of Common Stock, representing a majority of the Common Stock and representing a quorum (approximately 86.4% of the total shares entitled to vote), were represented at the meeting either in person or by proxy.

RESULTS OF ELECTION OF DIRECTORS

     Shareholders were asked to elect one (1) Class II Director to the Company’s Board of Directors. Set forth below is the name of the person nominated for and elected to serve on the Company’s Board of Directors for a term of three (3) years until the year 2005 Annual Meeting of Stockholders and until his successor is duly elected and qualified as well as the results of the voting for the nominee.

Name	Votes For	Votes Withheld

Howard A. Savin	3,356,412	13,406

     The Board of Directors of the Company is now comprised of the following four (4) directors: Mr. Howard A. Savin and Mr. Eugene L. Froelich, each a Class II Director whose term expires at the 2005 Annual Meeting of Stockholders, Mr. Robert J. Landis, the sole Class III Director whose term expires at the 2004 Annual Meeting of Stockholders and Ms. Mary Jane Johnson, the sole Class I Director whose term expires at the 2003 Annual Meeting of Stockholders.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RESULTS OF ADOPTION OF THE COMPREHENSIVE CARE CORPORATION 2002 INCENTIVE PLAN

Shareholders were asked to adopt the Comprehensive Care Corporation 2002 Incentive Plan (“2002 Plan”) for use in connection with the issuance of stock, options and other stock purchase rights to executive officers, key employees, directors and other persons who render significant services to the Company and its subsidiaries. The holders of record of the following number of shares entitled to vote, voted for or against the Company’s proposal to adopt the 2002 Plan.

NUMBER OF SHARES

For	Against	Abstain

3,050,011	307,022	12,785

As a result of receiving shareholder approval and the adoption of the 2002 Plan, the Company will reserve and register 500,000 shares of Common Stock for future issuance in the form of stock options to be granted to employees

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits —

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     During the quarter ended November 30, 2002, the following reports on Form 8-K were filed by the Registrant:

Date of Report	Item Reported	Description

September 20, 2002	Item 5. Other Events	Adoption of the Comprehensive Care Corporation 2002 Incentive Plan, subject to shareholder approval.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

January 10, 2003

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

Date: January 10, 2003

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

Date: January 10, 2003

/s/ Robert J. Landis Robert J. Landis Chairman, Chief Financial Officer, and Treasurer

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Exhibit Index

Six Months Ended November 30, 2002

EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER

99.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22

99.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23