Form 10-Q
period 2003-02-28
COMPREHENSIVE CARE CORP
filed 2003-04-11
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2003.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 1-9927

COMPREHENSIVE CARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2594724

(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

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

Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Classes	Outstanding at April 8, 2003

Common Stock, par value $.01 per share	3,926,549

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Index

Page

PART I – FINANCIAL INFORMATION

Item 1— Consolidated Financial Statements

Consolidated Balance Sheets, February 28, 2003 and May 31, 2002	3

Consolidated Statements of Operations for the Three and Nine months ended February 28, 2003 and 2002	4

Consolidated Statements of Cash Flows for the Nine months ended February 28, 2003 and 2002	5

Notes to Consolidated Financial Statements	6-10

Item 2— Management’s discussion and analysis of financial condition and Results of operations	10-17

Item 4— Controls and Procedures	17-18

PART II – OTHER INFORMATION

Item 1— Legal Proceedings	18

Item 6— Exhibits and Reports on Form 8-K	19

Signatures	20

Certifications	23-24

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

Consolidated Balance Sheets

	February 28,	May 31,
	2003	2002

	(unaudited)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,665	$5,340
Accounts receivable, less allowance for doubtful accounts of $35 and $8	578	324
Accounts receivable – managed care reinsurance contract	476	575
Other receivable	—	2,548
Other current assets	367	591

Total current assets	5,086	9,378
Property and equipment, net	224	291
Notes receivable	156	159
Goodwill, net	991	991
Restricted cash	328	430
Other assets	78	150

Total assets	$6,863	$11,399

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,709	$2,891
Accrued claims payable	4,416	4,635
Accrued reinsurance claims payable	2,902	2,019
Unbenefitted tax refunds received	—	12,092
Income taxes payable	15	16

Total current liabilities	9,042	21,653

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	55	21

Total long-term liabilities	2,299	2,265

Total liabilities	11,341	23,918

Commitments and Contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 60,000 shares; none outstanding	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 3,926,549 and 3,878,552	39	39
Additional paid-in-capital	51,924	51,842
Deferred compensation	(22)	(1)
Accumulated deficit	(56,419)	(64,399)

Total stockholders’ deficit	(4,478)	(12,519)

Total liabilities and stockholders’ deficit	$6,863	$11,399

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three months Ended		Nine months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Operating revenues	$8,061	$7,110	$24,999	$19,706
Costs and expenses:
Healthcare operating expenses	7,227	6,093	22,340	16,827
General and administrative expenses	771	874	2,611	2,573
Provision for (recovery of) doubtful accounts	19	(3)	5	(88)
Depreciation and amortization	37	80	168	268

	8,054	7,044	25,124	19,580

Operating income (loss) before items shown below	7	66	(125)	126
Other income (expense):
Net gain on IRS settlement	7,717	—	7,717	—
Gain on settlement of other liability	—	—	470	—
Gain on sale of assets	—	—	4	—
Loss on disposal of assets	—	—	(5)	—
Interest income	8	18	37	71
Interest expense	(44)	(43)	(134)	(132)
Other non-operating income	25	5	33	22

Income before income taxes	7,713	46	7,997	87
Income tax expense	7	—	17	9

Income before cumulative effect of change in accounting principle	$7,706	$46	$7,980	$78
Cumulative effect of change in accounting principle	—	—	—	55

Net income attributable to common stockholders	$7,706	$46	$7,980	$133

Earnings per common share — basic:
Income before cumulative effect of change in accounting principle	$1.97	$0.01	$2.05	$0.02
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.97	$0.01	$2.05	$0.03

Earnings per common share — diluted:

Income before cumulative effect of change in accounting principle	$1.71	$0.01	$1.87	$0.02
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.71	$0.01	$1.87	$0.03

Weighted average common shares outstanding:
Basic	3,908	3,867	3,897	3,856

Diluted	4,509	4,187	4,277	4,041

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months Ended
	February 28,

	2003	2002

	(Amounts in thousands)
Cash flows from operating activities:
Net income	$7,980	$133
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	168	268
Provision for doubtful accounts	5	—
Cumulative effect of change in accounting principle	—	(55)
Net gain on IRS settlement	(7,717)	—
Gain on sale of assets	(4)	—
Compensation expense – stock issued	20	—
Compensation expense – stock options and warrants issued	9	—
Other non-operating gain	(470)	—
Loss on disposal of assets	5	—
Changes in assets and liabilities:
Accounts receivable	(259)	133
Accounts receivable — managed care reinsurance contract	99	66
Other receivable	525	—
Other current assets, restricted funds, and other non-current assets	409	558
Unbenefitted tax refunds received	(2,258)	—
Accounts payable and accrued liabilities	(824)	(496)
Accrued claims payable	(219)	38
Accrued reinsurance claims payable	883	953
Income taxes payable	(1)	(2)
Other liabilities	—	(2)

Net cash (used in) provided by operating activities	(1,649)	1,594

Cash flows from investing activities:
Net proceeds from sale of property and equipment	3	—
Payments received on note receivable	3	3
Additions to property and equipment	(37)	(26)

Net cash used in investing activities	(31)	(23)

Cash flows from financing activities:
Proceeds from the issuance of common stock	14	—
Repayment of debt	(9)	—

Net cash provided by financing activities	5	—

Net (decrease) increase in cash and cash equivalents	(1,675)	1,571
Cash and cash equivalents at beginning of year	5,340	2,891

Cash and cash equivalents at end of period	$3,665	$4,462

See accompanying notes

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 1 – Summary of Significant Accounting Policies

     The consolidated balance sheet as of February 28, 2003, and the related consolidated statements of operations for the three and nine months ended February 28, 2003 and 2002, and cash flows for the nine months ended February 28, 2003 and 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended February 28, 2003 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

     The Company’s financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties described in Note 3 — “Basis of Presentation”.

     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). Such agreements accounted for 87.5%, or $22.0 million, of revenue for the nine months ended February 28, 2003 and 84.0%, or $16.6 million, of revenue for the nine months ended February 28, 2002. The balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

Restricted Cash

     As of February 28, 2003 and May 31, 2002, non-current restricted accounts include $0.3 million of cash held in trust in connection with the Company’s Directors and Officers liability insurance policy.

Accrued Claims Payable

     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate. However, actual results could differ from the $4.4 million claims payable amount reported as of February 28, 2003.

Additional Paid-in Capital

     During the nine months ended February 28, 2003, additional paid-in capital increased by $82,000. This increase consists of $15,000 due to the exercise of employee stock options, $20,000 attributable to non-cash stock bonuses issued to one employee, and $47,000 of options and warrants issued to non-employees that vested and were recognized in expense during the nine months ended February 28, 2003.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 2 – Recently Issued Accounting Pronouncement

     In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As permitted by SFAS 148, the Company currently intends to continue applying Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock-based employee compensation, which provides that no compensation expense is recognized for stock option grants having an exercise price equal to the market value of the underlying stock on the date of grant. No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s employee stock options plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three months Ended		Nine months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Net income, as reported	$7,706	$46	$7,980	$133
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(117)	(7)	(179)	(15)

Pro forma net income	$7,589	$39	$7,801	$118

Earnings per share:
Basic – as reported	$1.97	$0.01	$2.05	$0.03

Basic – pro forma	$1.94	$0.01	$2.00	$0.03

Diluted – as reported	$1.71	$0.01	$1.87	$0.03

Diluted – pro forma	$1.68	$0.01	$1.82	$0.03

Note 3 — Basis of Presentation

     The accompanying consolidated financial statements are prepared on a going concern basis. During the quarter ended February 28, 2003, the Company completed a settlement with the Internal Revenue Service and reached an agreement with its former tax advisor with respect to the related tax advisor fees. Having concluded these settlements, the Company recorded a non-operating gain of $7.7 million during the quarter ended February 28, 2003, significantly reducing its working capital deficiency and stockholders’ deficit (see Note 5 – “Income Taxes” below), which amount to $4.0 million and $4.5 million, respectively, as of February 28, 2003. The IRS settlement required the Company to make a cash payment in February 2003 of approximately $2.2 million offset in part by $525,000 collected from its former tax advisor. As a result, cash and cash equivalents have decreased by approximately $1.7 million during the nine months ended February 28, 2003. Additionally, the IRS settlement requires that the Federal net operating loss carryforwards of approximately $42.0 million resulting from losses incurred in fiscal years ended May 31, 1995 through May 31, 2001, and a minimum tax credit carryover of approximately $0.7 million, are no longer available to the Company.

     The Company is currently pursuing sources of financing on terms that would support the Company’s capital needs and provide available funds for working capital beyond May 31, 2003. Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to it during Fiscal 2003 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon its ability to continue to generate sufficient cash flow to meet its obligations on a timely basis, obtaining additional financing as may be required and, ultimately, attaining an operating profit. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 4 — MAJOR CUSTOMERS/CONTRACTS

(1)	During the nine months ended February 28, 2003, the Company had three contracts with one HMO to provide behavioral healthcare services to Florida members. The combined revenue from these contracts accounted for 15.1%, or $3.8 million, of the Company’s operating revenues during the nine months ended February 28, 2003 compared to 16.8%, or $3.3 million, for the nine months ended February 28, 2002. Additionally, the Company has one major contract with an affiliate of this HMO (see Item 2 below). This HMO has been our customer since November 1998. On September 24, 2002, the Company received a written, 90-day termination notice, dated September 20, 2002, from this client. As such, these contracts covering Florida members terminated effective January 1, 2003.

(2)	The Company has one contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. For the nine months ended February 28, 2003, this contract represented approximately 8.5%, or $2.1 million, of the Company’s operating revenue compared to 13.3%, or $2.6 million for the nine months ended February 28, 2002. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program. During the nine months ended February 28, 2003, the Company filed reinsurance claims totaling approximately $2.3 million. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of February 28, 2003, the Company has reported $0.5 million as accounts receivable–managed care reinsurance contracts, with $2.9 million reported as accrued reinsurance claims payable, in the accompanying balance sheet. In the event that the Company does not collect these reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. This HMO has been a customer since March 2001. The original contract term ended December 31, 2002 and, in accordance with its terms, was automatically renewed for a one-year period ending December 31, 2003. In December 2002, having been notified that the nature, scope, and parameters of the contract would be revised and that the State of Connecticut was requesting bids for administrative services only (“ASO”) in connection with a contract that is expected to begin in July 2004, the Company submitted a bid to the State of Connecticut. If selected, the Company’s existing contract would terminate and a new contract would be negotiated between the Company and the State of Connecticut covering significantly more members than are covered under the current fee-for-service arrangement. If the State of Connecticut were to select another behavioral healthcare company to service this membership, the Company’s existing contracts may terminate on or before June 30, 2004. There can be no assurance that the Company’s existing contract will be renewed or that the Company will be successful in its bid to provide ASO services to Connecticut members.

(3)	During the nine months ended February 28, 2003, the Company had one contract with one HMO, covering Medicaid, Medicare, and commercial business, to provide behavioral healthcare services to Florida members. This agreement represented approximately 20.1%, or $5.0 million, and 20.8%, or $4.1 million, of the Company’s operating revenue for the nine months ended February 28, 2003 and 2002, respectively. This HMO has been a customer since July 2000. On December 24, 2002, the Company entered into a contract with another HMO that acquired the existing client’s Medicaid business. As a result, the Company continues service to the Medicaid members through its new contract with the acquiring HMO that was effective January 1, 2003. The existing client’s Medicaid business accounted for 13.9%, or $3.5 million, and 18.1%, or $3.6 million, of the Company’s operating revenues during the nine months ended February 28, 2003 and 2002, respectively. Medicaid business from the new HMO client accounted for 4.4%, or $1.1 million, of the Company’s operating revenues during the nine months ended February 28, 2003. Additionally, on December 31, 2002, the Company received a formal termination, effective February 28, 2003, from the existing HMO client with respect to the Medicare and commercial business. This business accounted for 6.2%, or approximately $1.5 million, and 2.7%, or $0.5 million, of the Company’s operating revenues during the nine months ended February 28, 2003 and 2002, respectively. As such, all contracts with the existing HMO client terminated on or before February 28, 2003.

Although the loss of the customer listed under (1) above and the commercial and Medicare business under (3) above could have a material, adverse effect on the Company’s financial condition and future results of operations, the Company believes that it will be able to reduce its internal cost of servicing these accounts to minimize any effect on future results of operations.

In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 5 — Income Taxes

     The Company had filed an “Offer in Compromise” (“Offer”) with the Internal Revenue Service (“IRS”) to settle a tax dispute that began in August 1998 when the IRS notified the Company that it was disallowing $12.4 million of tax refunds previously received by the Company specific to its Fiscal 1985 and 1986 income tax returns as amended. In January 2003, the IRS accepted the Company’s Offer, which gave the Company the option of paying approximately $2.6 million over two years or paying approximately $2.2 million within 90 days of the letter of acceptance in addition to a $50,000 downpayment made by the Company at the time its Offer was submitted to IRS. In February 2003, the Company concluded the IRS settlement by making a cash payment of approximately $2.2 million to the IRS to fully settle the previously accrued tax liability of $12.1 million. Coincident with the IRS settlement, the Company reached an agreement with its former tax advisor requiring the tax advisor to refund $525,000 of the original $2.5 million of fees previously paid by the Company. The Company received the $525,000 refund in February 2003.

     As a result of the resolution of this matter, the Company extinguished the $12.1 million liability and recorded a non-operating gain in the quarter ended February 28, 2003 of approximately $7.7 million net of related expenses, including $2.0 million of the unrecovered portion of the $2.5 million of fees previously paid to its tax advisor. The gain represented $1.97 earnings per share ($1.71 diluted earnings per share). No taxable income resulted from the settlement of the liability. Additionally, the IRS settlement requires that the Federal net operating loss carryforwards of approximately $42.0 million resulting from losses incurred in fiscal years ended May 31, 1995 through May 31, 2001, and a minimum tax credit carryover of approximately $0.7 million, are no longer available to the Company.

Note 6 – Basic and Diluted Earnings Per Share

     Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed exercise or conversion of all dilutive securities, such as options, warrants and convertible debt. Convertible debentures were not included in the calculation of diluted earnings per share as they are antidilutive. The following table sets forth the computation of basic and diluted earnings per share in accordance with Statement No. 128, Earnings Per Share (amounts in thousands, except per share data):

	Three Months Ended		Nine months Ended
	February 28,		February 28,

	2003	2002	2003	2002

	(Amounts in thousands, except per share data)
Numerator:
Income before cumulative effect of change in accounting principle	$7,706	$46	$7,980	$78
Cumulative effect of change in accounting principle	—	—	—	55

Numerator for diluted earnings per share available to Common Stockholders	$7,706	$46	$7,980	$133

Denominator:
Weighted average shares	3,908	3,867	3,897	3,856
Effect of dilutive securities:
Employee stock options	600	320	380	185
Warrants	1	—	—	—

Denominator for diluted earnings per share-adjusted weighted average shares after assumed conversions	4,509	4,187	4,277	4,041

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$1.97	$0.01	$2.05	$0.02
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.97	$0.01	$2.05	$0.03

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$1.71	$0.01	$1.87	$0.02
Cumulative effect of change in accounting principle	—	—	—	0.01

Net income	$1.71	$0.01	$1.87	$0.03

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Authorized shares of common stock reserved for possible issuance for convertible debentures, warrants, and stock options are as follows at February 28, 2003:

Convertible debentures	9,044
Warrants(a)	92,500
Outstanding stock options	1,120,224
Possible future issuance under stock option plans	443,235

Total	1,665,003

(a)	During the quarter ended February 28, 2003, the Company issued non-employees warrants to purchase an aggregate of 92,500 shares of common stock in exchange for services. These warrants have exercise prices ranging from $1.09 to $5.00 per share and all such warrants are fully vested as of February 28, 2003. General and administrative expenses for the quarter ended February 28, 2003 include approximately $8,000 in expense relating to these warrants.

Note 7 — Commitments and Contingencies

(1)	Contracts with two major clients require the Company to maintain performance bonds throughout the contract terms. At February 28, 2003, the Company maintained performance bonds of $1,200,000 and $600,000 in compliance with these requirements.

(2)	The Company would remain liable to perform the services covered under subcapitation agreements if the parties with which the Company subcapitates were unable to fulfill their responsibilities under such agreements.

(3)	On February 19, 1999, the California Superior Court denied the Company’s Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. The Company owned this facility until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as “outliers”.

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

Item 2 — Management’s discussion and analysis of financial condition and Results of operations

     This Quarterly Report on Form 10-Q includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under “Risk Factors – Important Factors Related to Forward-Looking Statements and Associated Risks” (page 15).

General

INTRODUCTION

     The Company has provided managed behavioral healthcare services and products since 1992. Services are marketed primarily through business development staff who are responsible for developing new sales leads and for preparing responses to formal commercial and public sector Requests for Proposals (“RFPs”). The Company typically has several RFPs in process, with submissions being made to a diverse selection of existing and prospective clients. Current services include a broad spectrum of inpatient and outpatient mental health and substance abuse therapy, counseling, and supportive interventions.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RECENT DEVELOPMENTS

     In January 2003, the IRS accepted the Company’s Offer in Compromise, which gave the Company the option of paying approximately $2.6 million over two years or paying approximately $2.2 million within 90 days of the letter of acceptance in addition to a $50,000 downpayment made by the Company at the time its Offer was submitted to IRS. In February 2003, the Company concluded the IRS settlement by making a cash payment of approximately $2.2 million to the IRS to fully settle the previously accrued tax liability of $12.1 million. Coincident with the IRS settlement, the Company reached an agreement with its former tax advisor requiring the tax advisor to refund $525,000 of the original $2.5 million of fees previously paid by the Company. The Company received the $525,000 refund in February 2003. As a result of the resolution of this matter, the Company extinguished the $12.1 million liability and recorded a non-operating gain in the quarter ended February 28, 2003 of approximately $7.7 million net of related expenses, including $2.0 million of the unrecovered portion of the $2.5 million of fees previously paid to its tax advisor. The gain represented $1.97 earnings per share ($1.71 diluted earnings per share). No taxable income resulted from the settlement of the liability. Additionally, the IRS settlement requires that the Federal net operating loss carryforwards of approximately $42.0 million resulting from losses incurred in fiscal years ended May 31, 1995 through May 31, 2001, and a minimum tax credit carryover of approximately $0.7 million, are no longer available to the Company.

     In February 2003, the Company reported that it entered the Indiana market in January 2003 and implemented contracts to service approximately 55,000 covered individuals. As of February 2003, the Indiana contracts covered approximately 58,000 lives and annual revenues from this new business are expected to exceed $1.2 million annually. With the addition of this new business, the Company now serves more than 1,100,000 members nationwide.

RESULTS OF OPERATIONS

     During the quarter ended February 28, 2003, the Company recorded a $7.7 million, non-operating gain related to the IRS settlement (see Note 5 – “Income Taxes” to the unaudited, consolidated financial statements). Additionally, results included $88,000 of revenue related to a favorable cost report settlement that was completed during the quarter pertaining to the Company’s hospital business segment that was discontinued in Fiscal 1999. As a result, the Company reported net income of $7.7 million, or $1.97 earnings per share ($1.71 diluted earnings per share) and operating income of $7,000, for the quarter ended February 28, 2003 compared to $46,000, or $0.01 earnings per share (basic and diluted) and operating income of $66,000, for the quarter ended February 28, 2002. Net income for the nine months ended February 28, 2003, which included the $7.7 million non-operating gain described above and a $470,000 non-operating gain recorded during the quarter ended November 30, 2002, was approximately $8.0 million, or $2.05 earnings per share ($1.87 diluted earnings per share), compared to net income of $133,000 or $0.03 earnings per share (basic and diluted), for the nine months ended February 28, 2002. Excluding the $7.7 million non-operating gain from net income would have resulted in an $11,000 net loss ($0.0 per basic and diluted share) for the quarter ended February 28, 2003. For the nine months ended February 28, 2003, excluding the $8.2 million non-operating gains from net income would have resulted in a $207,000 net loss ($0.05 per basic and diluted share).

     No tax benefit or provision for federal income taxes was recorded in the nine months ended February 28, 2003 and 2002. Management has determined that the $7.7 million non-operating gain specific to the IRS settlement and the $470,000 non-operating gain recorded in the second quarter of Fiscal 2003 are both non-taxable and, therefore, we do not anticipate that annual income taxes will exceed the minimum state income taxes of $17,000 that were recorded during the nine months ended February 28, 2003. Additionally, management has determined that a valuation allowance at February 28, 2003 and 2002, was necessary to offset any deferred tax assets based on the likelihood of future realization.

     The following tables summarize the Company’s financial data for the three and nine months ended February 28, 2003 and 2002 (in thousands):

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

THE THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2002:

	CONSOLIDATED	CONSOLIDATED
	OPERATIONS	OPERATIONS
	THREE MONTHS ENDED	THREE MONTHS ENDED
	FEBRUARY 28, 2003	FEBRUARY 28, 2002

Operating revenues	$8,061	$7,110
Healthcare operating expenses	7,227	6,093
General/administrative expenses	771	874
Other operating expenses	56	77

	8,054	7,044

Operating income	$7	$66

     The Company reported net income of $7.7 million and operating income of $7,000 for the quarter ended February 28, 2003 compared to net income of $46,000 and operating income of $66,000 for the quarter ended February 28, 2002. Results for the three months ended February 28, 2003 include a $7.7 million non-operating gain in connection with the IRS settlement (see Note 5 – “Income Taxes” to the unaudited, consolidated financial statements). Excluding the $7.7 million non-operating gain from net income would have resulted in an $11,000 net loss ($0.0 per basic and diluted share) for the quarter ended February 28, 2003. Additionally, results included $88,000 of revenue related to a favorable cost report settlement that was completed during the quarter pertaining to the Company’s hospital business segment that was discontinued in Fiscal 1999. Operating revenues increased by 13.4%, or approximately $1.0 million, to $8.1 million for the quarter ended February 28, 2003 compared to $7.1 million for the quarter ended February 28, 2002. This increase is attributable to membership growth from existing business, one new contract implemented during the fourth quarter of Fiscal 2002, and new Indiana business that was implemented during January 2003. These increases were offset by the loss of one major contract that terminated effective December 31, 2002 (see Note 4(1) – “Major Customers/Contracts” to the unaudited, consolidated financial statements).

     Healthcare operating expenses increased by approximately $1.1 million, or 18.6%, for the quarter ended February 28, 2003 as compared to the quarter ended February 28, 2002. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue increased by 4.0% from 85.7% for the quarter ended February 28, 2002 to 89.7% for the quarter ended February 28, 2003. This increase is primarily attributable to a change in revenue mix resulting in increased Medicaid and Medicare membership during Fiscal 2003 compared to Fiscal 2002.

     General and administrative expenses decreased by $103,000, or 11.8%, for the quarter ended February 28, 2003 as compared to the quarter ended February 28, 2002. This decrease is primarily due to reclassifications made during the current quarter related to $75,000 of costs that are directly attributable to the IRS settlement and, therefore, were deducted from the associated gain (see Note 5 – “Income Taxes” to the unaudited, consolidated financial statements). Such costs were included in general and administrative expenses in the prior year. General and administrative expense as a percentage of operating revenue decreased from 12.3% for the quarter ended February 28, 2002 to 9.6% for the quarter ended February 28, 2003.

     Other operating expenses decreased by $21,000 for the quarter ended February 28, 2003 compared to the quarter ended February 28, 2002. This decrease consisted of a reduction in depreciation expense of $43,000 offset by a $22,000 increase in bad debt expense during the quarter ended February 28, 2003.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

THE NINE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2002:

	CONSOLIDATED	CONSOLIDATED
	OPERATIONS	OPERATIONS
	NINE MONTHS ENDED	NINE MONTHS ENDED
	FEBRUARY 28, 2003	FEBRUARY 28, 2002

Operating revenues	$24,999	$19,706
Healthcare operating expenses	22,340	16,827
General/administrative expenses	2,611	2,573
Other operating expenses	173	180

	25,124	19,580

Operating (loss) income	$(125)	$126

     The Company reported net income of approximately $8.0 million and an operating loss of $125,000 for the nine months ended February 28, 2003 compared to net income of $133,000 and operating income of $126,000 for the nine months ended February 28, 2002. Results for the nine months ended February 28, 2003 include a $7.7 million non-operating gain in the current quarter in connection with the IRS settlement (see Note 5 – “Income Taxes” to the unaudited, consolidated financial statements) and a $470,000, non-operating gain related to one settlement that was recorded in the second quarter of Fiscal 2003. For the nine months ended February 28, 2003, excluding the $8.2 million non-operating gains from net income would have resulted in a $207,000 net loss ($0.05 per basic and diluted share). Additionally, results included $88,000 of revenue related to a favorable cost report settlement that was completed during the current quarter pertaining to the Company’s hospital business segment that was discontinued in Fiscal 1999. Operating revenues increased by 26.9%, or $5.3 million, to approximately $25.0 million for the nine months ended February 28, 2003 compared to $19.7 million for the nine months ended February 28, 2002. This increase is primarily attributable to membership growth from existing business, one new contract implemented during the fourth quarter of Fiscal 2002, and new Indiana business that was implemented during January 2003. These increases were offset by the loss of one major contract that terminated effective December 31, 2002 (see Note 4(1) – “Major Customers/Contracts” to the unaudited, consolidated financial statements).

     Healthcare operating expenses increased by approximately $5.5 million, or 32.8%, for the nine months ended February 28, 2003 as compared to the nine months ended February 28, 2002. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue increased by 4.0% from 85.4% for the nine months ended February 28, 2002 to 89.4% for the nine months ended February 28, 2003. This increase is primarily attributable to a change in revenue mix resulting in increased Medicaid and Medicare membership during Fiscal 2003 compared to Fiscal 2002.

     General and administrative expenses increased by $38,000, or 1.5%, for the nine months ended February 28, 2003 as compared to the nine months ended February 28, 2002. This increase is primarily attributable to staffing additions necessary to support new revenue offset by a reduction of expense in connection with costs to settle the IRS matter (see Note 5 – “Income Taxes” to the unaudited, consolidated financial statements). General and administrative expense as a percentage of operating revenue decreased from 13.1% for the nine months ended February 28, 2002 to 10.5% for the nine months ended February 28, 2003.

     Other operating expenses decreased by $7,000 for the nine months ended February 28, 2003 compared to the nine months ended February 28, 2002. This decrease is attributable to a decrease in depreciation expense offset by an increase in bad debt expense in Fiscal 2003 compared to Fiscal 2002. The increase in bad debt expense is primarily due to a $66,000 bad debt recovery in Fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

     During the quarter ended February 28, 2003, the Company completed a settlement with the Internal Revenue Service and reached an agreement with its former tax advisor with respect to the related tax advisor fees. Having concluded these settlements, the Company recorded a non-operating gain of $7.7 million during the quarter ended February 28, 2003, significantly reducing its working capital deficiency and stockholders’ deficit (see Note 5 – “Income Taxes” to the unaudited, consolidated financial statements), which amount to $4.0 million and $4.5 million, respectively, as of February 28, 2003. The IRS settlement required the Company to make a cash payment in February

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

2003 of approximately $2.2 million offset in part by $525,000 collected from its former tax advisor. As a result, cash and cash equivalents have decreased by approximately $1.7 million during the nine months ended February 28, 2003.

     The Company’s unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of the Company’s estimations would increase healthcare operating expenses and may impact the Company’s ability to achieve profitability and positive cash flow. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate. However, actual results could differ from the $4.4 million claims payable amount reported as of February 28, 2003.

     The Company is currently pursuing sources of financing on terms that would support its capital needs and provide available funds for working capital beyond May 31, 2003. Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to the Company during Fiscal 2003 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon its ability to continue to generate sufficient cash flow to meet its obligations on a timely basis, obtaining additional financing as may be required and, ultimately, attaining an operating profit.

Summary of Significant Accounting Policies

Accrued Claims Payable — The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate. However, actual results could differ from the $4.4 million claims payable amount reported as of February 28, 2003.

Stock Options — The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. The fair value of options granted to non-employee consultants is being amortized to expense over the vesting period of the options.

Recently Issued Accounting Pronouncement

     In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As permitted by SFAS 148, the Company currently intends to continue applying Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based employee compensation, which provides that no compensation expense is recognized for stock option grants having an exercise price equal to the market value of the underlying stock on the date of grant. The disclosure requirements are effective for the Company beginning with the quarter ended February 28, 2003 (see Note 2 to the unaudited consolidated financial statements).

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this quarterly report on Form 10-Q and in other Company reports, SEC filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning the Company’s anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company reports, SEC filings, statements, and presentations. These risks and uncertainties include local, regional, and national economic and political conditions, the effect of governmental regulation, the competitive environment in which the Company operates, a concentration of customers, increases in utilization, contract pricing, and other risks detailed from time to time in the Company’s SEC reports.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Risk Factors

Important Factors Related to Forward-Looking Statements and Associated Risks

     This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, the Company’s success in (i) expanding the managed behavioral healthcare operations, (ii) effective management in the delivery of services, and (iii) risk and utilization in context of capitated payouts.

Concentration of Risk

     The Company currently has contracts with four health plans to provide behavioral healthcare services under commercial and Medicaid plans, to contracted members in Connecticut, Florida, and Texas. These combined contracts represent approximately 59.6% and 62.8% of the Company’s operating revenue for the nine months ended February 28, 2003 and February 28, 2002, respectively, and include contracts that terminated effective January 1, 2003, which accounted for a combined 15.1% and 16.8% of the Company’s operating revenue for the nine months ended February 28, 2003 and February 28, 2002, respectively (see Note 4(1) to the unaudited, consolidated financial statements — “Major Customers/Contracts”) and agreements that terminated effective February 28, 2003, which accounted for 6.2% and 2.7% of the Company’s operating revenues during the nine months ended February 28, 2003 and 2002, respectively (see Note 4(3) to the unaudited, consolidated financial statements — “Major Customers/Contracts”). The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of any one of these customers could have a material, adverse effect on the Company’s working capital and future results of operations.

Uncertainty of Future Profitability

     As of February 28, 2003, the Company had a stockholders’ deficit of $4.5 million and a working capital deficiency of approximately $4.0 million. For the nine months ended February 28, 2003, the Company incurred an operating loss of $125,000. There can be no assurance that the Company will be able to achieve and sustain an operating profit or that the Company can achieve and maintain positive cash flow on an ongoing basis. Present results of operations are not necessarily indicative of anticipated future results of operations.

Need for Additional Funds; Uncertainty of Future Funding

     Management believes that its ability to increase its business is dependent on the Company’s ability to have available working capital and, therefore, the Company may be required to seek additional equity or debt financing. Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to it and, if available, that the source of financing would be available on terms and conditions acceptable to the Company.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Shares Eligible for Future Sale

     As of March 24, 2003, the Company has issued 1,120,224 options, with exercise prices ranging from $0.25 to $4.00. A total of 782,333 options are exercisable and in the money as of March 24, 2003 and, accordingly, could be exercised and resold by optionees.

Anti-takeover Provisions

     The Company’s Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of February 28, 2003, there are 18,740 remaining shares authorized and available to issue, and no outstanding shares of Preferred Stock. The Company’s Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company’s stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions that result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits the Company from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of the Company’s Common Stock or the possibility of sale of shares to an acquiring person.

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

     As of February 28, 2003, the Company managed approximately 621,000 lives in connection with behavioral and substance abuse services covered through Medicaid in Connecticut, Florida, Michigan and Texas. The aggregate number of Medicaid lives was reduced by approximately 164,000 effective January 1, 2003 due to the termination of the contracts described under Note 4(1) — “Major Contracts/Customers” to the unaudited, consolidated financial statements. In addition, the Company manages approximately 40,000 lives covered through Medicare in Florida and Texas. However, the contract covering the 39,000 Florida Medicare lives terminated effective February 28, 2003 (see Note 4(3) — “Major Contracts/Customers” to the unaudited, consolidated financial statements). Any changes in Medicaid and Medicare reimbursement could ultimately affect the Company through contract bidding and cost

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

structures with the health plans first impacted by such changes. At this time, the Company is unable to predict what effect, if any, changes in Medicaid and Medicare legislation may have on its business.

     The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company will incur costs to insure the adequacy and security of its healthcare information system and communication networks. Additionally, the Company may incur costs to implement the specific transaction codes required by HIPAA for claims, payment, enrollment, eligibility, or to become compliant with security and privacy rules, which may be more stringent for providers of certain behavioral healthcare services. The expected timetable for the Company to be compliant is currently October 2003 for transaction code changes due to the Company’s filing in October 2002 of a formal compliance plan, and April 14, 2003 for compliance with the privacy rules. The Company is currently evaluating its systems and policies that are impacted by HIPAA. The Company has filed its Electronic Health Care Transactions and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services. While these efforts will be ongoing, the Company expects to meet all compliance rules and timetables with respect to the HIPAA regulations and has met the requirements specific to the privacy rules. Failure to do so may result in penalties and have a material adverse effect on the Company’s ability to retain its customers or to gain new business.

Item 4 — Controls and Procedures

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, designed and reported within the time periods specified by the SEC’s rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures designed to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Scope of the Controls Evaluation. The evaluation made by our CEO and CFO of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

In accordance with SEC requirements, our CEO and CFO each have confirmed that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusion. Based upon the Controls Evaluation, our CEO and CFO have each concluded that our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II — OTHER INFORMATION

Item 1 — LEGAL PROCEEDINGS

     The Company had previously reported that it filed an “Offer in Compromise” (“Offer”) with the Internal Revenue Service (“IRS”) to settle a tax dispute that began in August 1998 when the IRS notified the Company that it was disallowing $12.4 million of tax refunds previously received by the Company specific to its Fiscal 1985 and 1986 income tax returns as amended. In January 2003, the Company reported the IRS had accepted its Offer, which gave the Company the option of paying approximately $2.6 million over two years or paying approximately $2.2 million within 90 days of the letter of acceptance in addition to a $50,000 downpayment made by the Company at the time its Offer was submitted to IRS. In February 2003, the Company concluded the IRS settlement by making a cash payment of approximately $2.2 million to the IRS to fully settle the previously accrued tax liability of $12.1 million. Coincident with the IRS settlement, the Company reached an agreement with its former tax advisor requiring the tax advisor to refund $525,000 of the original $2.5 million of fees previously paid by the Company. The Company received the $525,000 refund in February 2003.

     As a result of the resolution of this matter, the Company extinguished the $12.1 million liability and recorded a non-operating gain in the quarter ended February 28, 2003 of approximately $7.7 million net of related expenses, including $2.0 million of the unrecovered portion of the $2.5 million of fees previously paid to its tax advisor. The gain represented $1.97 earnings per share ($1.71 diluted earnings per share). No taxable income resulted from the settlement of the liability. Additionally, the IRS settlement requires that the Federal net operating loss carryforwards of approximately $42.0 million resulting from losses incurred in fiscal years ended May 31, 1995 through May 31, 2001, and a minimum tax credit carryover of approximately $0.7 million, are no longer available to the Company.

     From time to time, the Company and its subsidiaries may be parties to and their property is subject to ordinary, routine litigation incidental to their business. The Company has no knowledge of any claim that may be presently brought against it. Future claims could exceed insurance policy limits and the Company or any of it subsidiaries may be exposed to a future liability that is not covered by insurance.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits —

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 submitted in accordance with Securities Act Release 34-47551.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 submitted in accordance with Securities Act Release 34-47551.

(b)	Reports on Form 8-K. During the quarter ended February 28, 2003, the following reports on Form 8-K were filed by the Registrant:

Date of Report	Item Reported	Description

January 3, 2003	Item 5. Other Events	Update on previously reported contract termination and notice of the election of one new member to the Board of Directors.
January 23, 2003	Item 5. Other Events	Reported that the Internal Revenue Service (“IRS”) had accepted the Company’s Offer in Compromise.
February 7, 2003	Item 5. Other Events	Filed new employment agreements that the Company entered into with its President and Chief Executive Officer and, also, its Chief Financial Officer.
February 10, 2003	Item 5. Other Events	Reported new business awards in Indiana and Michigan.
March 3, 2003	Item 5. Other Events	Announced that the Company had concluded the IRS matter by making full payment to IRS.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

April 11, 2003	By	/s/ MARY JANE JOHNSON

Mary Jane Johnson
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS

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

Date: April 11, 2003	/s/ Mary Jane Johnson

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

Date: April 11, 2003	/s/ Robert J. Landis

Robert J. Landis
Chairman, Chief Financial Officer, and Treasurer

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Exhibit Index

Nine months Ended February 28, 2003

EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER

99.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23
99.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24