Form 10-K
period 2003-05-31
COMPREHENSIVE CARE CORP
filed 2003-09-05
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 2003 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 1-9927

COMPREHENSIVE CARE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2594724 (IRS Employer Identification No.)

200 South Hoover Blvd., Suite 200 Tampa, Florida (Address of principal executive offices)	33609 (Zip Code)

(813) 288-4808
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $.01 per share 7 1/2% Convertible Subordinated Debentures due 2010	Over The Counter Bulletin Board Over-the-Counter

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

     The aggregate market value of voting stock held by non-affiliates of the Registrant at September 3, 2003, was $8,468,955 based on the average bid and ask price of the Common Stock on September 3, 2003, as reported on the Over The Counter Bulletin Board.

     At September 3, 2003, the Registrant had 3,939,049 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I
GOVERNMENT REGULATION
ACCREDITATION
MANAGEMENT INFORMATION SYSTEMS
ADMINISTRATION AND EMPLOYEES
MARKETING AND SALES
AVAILABLE INFORMATION
PART II.
Consolidated Balance Sheets
Consolidated Statements of Operations
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Consolidated Statements of Cash Flows
PART III
Part IV
SIGNATURES
Exhibit Index
Ex-14 Code of Business Ethics
Ex-21 List of Company's Subsidiaries
EX-23 Consent of Eisner LLP
EX-31.1 Section 302 Certification of the CEO
EX-31.2 Section 302 Certification of the CFO
EX-32.1 Section 906 Certification of the CEO
EX-32.2 Section 906 Certification of the CFO

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I

Item 1. BUSINESS

Organizational History

     Comprehensive Care Corporation ® (referred to herein as the “Company”, “CompCare"®(1), “we”, “our” or “us”) is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the Company include the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc.SM(2) (“CBC”) and subsidiary corporations.

     CompCare, through its operating subsidiaries, manages the delivery of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health plans, including health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”), government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. Current services include a broad spectrum of inpatient and outpatient mental health and substance abuse therapy, counseling, and supportive interventions.

Recent Developments

•	During June 2003, we implemented one new client contract to provide behavioral healthcare benefits to approximately 97,000 members in Michigan. We estimate that annual revenues from this contract will be $1.5 million.

•	The State of Texas has passed legislation that will reduce the amount of funds allocated to our clients to cover behavioral healthcare services to Medicaid and Children’s Health Insurance Program (“CHIP”) recipients in the State of Texas. Such legislation is subject to pending bills that, if passed, could restore some of the benefits to these programs. Under the recently passed legislation, the outpatient behavioral healthcare benefits available to adult Medicaid and CHIP recipients will be provided by the HMOs and their subcontractors, including the Company, on a very limited basis while the inpatient benefits for CHIP recipients may not be covered by the HMOs and their subcontractors. For the fiscal year ended May 31, 2003, we had operating revenue of $3.7 million and $4.5 million, respectively, specific to contracts covering Texas CHIP and Texas Medicaid recipients. These changes to Texas Medicaid and CHIP programs could have a material, adverse impact on our operations. However, we believe certain of our clients will continue to require the types of services we provide to mitigate their exposure to treat serious medical conditions that may result from the lack of adequate behavioral healthcare benefits. We are closely monitoring developments in Texas, but currently cannot predict what financial impact, if any, these changes may have on our business.

Business General

     The services we provide are delivered through management service agreements (“MSOs”), administrative service agreements (“ASOs”), and capitated contracts. MSOs and ASOs are contractual obligations under which the Company does not assume any financial risk or responsibility for the member’s behavioral health care costs. We may provide various managed care functions under MSO and ASO arrangements, including clinical care management, provider network development, customer service, claims processing, and information systems reporting. The scope of services under MSO arrangements is slightly narrower in comparison to those services we perform under ASO arrangements. Under capitated contracts, the primary payer of healthcare services prepays us a fixed, per member per month (“PMPM”) fee for covered psychiatric and substance abuse services regardless of actual member utilization and the Company assumes the financial risk for the member’s health care costs. Programs are contracted through inpatient facilities as well as through experienced outpatient practitioners.

     We currently manage programs through which services are provided to recipients in fourteen states. Current programs and services include fully integrated, capitated behavioral healthcare services, Employee Assistance Programs (EAPs), case management/utilization review services, administrative services management (ASOs), provider sponsored health plan development, behavioral corrections programs, preferred provider network development, management and physician advisor reviews and overall care management services. We also provide prior and concurrent authorization for physician-prescribed psychotropic medications for a major Medicaid HMO in

(1)	CompCare is a registered trademark of Comprehensive Care Corporation.

(2)	Comprehensive Behavioral Care, Inc. is a registered service mark of the Company.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Michigan under that state’s mandated pharmacy management program. Members are generally directed to CompCare by their employer, health plan, or physician and receive an initial authorization for an assessment. Based upon the initial assessment, a treatment plan is established for the member. Fully integrated capitated lives (i.e. where the company has contractual, financial risk) totaled approximately 789,000 and 805,000 at May 31, 2003 and 2002, respectively. ASO lives were approximately 337,000 and 375,000 at May 31, 2003 and 2002, respectively. EAP lives were approximately 2,000 at May 31, 2003 and 2002.

     Our objective is to provide easily accessible, high quality behavioral healthcare services and products and to manage costs through measures such as the monitoring of hospital inpatient admissions and the review of authorizations for various types of outpatient therapy. The goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.

Sources of Revenue

     We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs who have historically carved out these functions to managed behavioral healthcare organizations (“MBHOs”) like CompCare. We generally receive a negotiated amount on a per member per month (“PMPM”) or capitated basis in exchange for providing these services. We then contract directly with behavioral healthcare providers who receive a pre-determined, fee-for-service rate or case rate. Behavioral healthcare providers include psychiatrists, clinical psychologists, therapists, other licensed healthcare professionals, and hospitals. As of May 31, 2003, we have approximately 12,000 behavioral healthcare practitioners in our network who are primarily located in the five states in which the Company has its principal contracts. Under such full-risk capitation arrangements, profit is a function of utilization and the amount of claims payments made to our network providers. Alternatively, we may subcontract with a provider company on a sub-capitated basis. In cases where we have made sub-capitation arrangements, the outside company manages service delivery through CompCare’s approved and credentialed network that is guided by stringent quality standards.

     During Fiscal 2003, we provided services under capitated arrangements for commercial, Medicare, Medicaid, and Children’s Health Insurance Program patients in Florida and Texas, commercial and Medicaid patients in Michigan, Medicaid patients in Connecticut, and commercial patients in Arizona, Georgia, Indiana, Kentucky, Minnesota, New York, North Carolina, Ohio, South Carolina, and Wisconsin.

     In Fiscal 2003, our new business included two commercial contracts in Indiana, two new Medicaid contracts in Michigan, one new Medicare contract in Texas, and contracts with one new client in Florida that cover individuals under both commercial and Medicaid plans. Additionally, we added one new EAP client with membership in eight states. We perform periodic reviews of our current client contracts to determine profitability. In the event a contract is not profitable, we may seek to revise the terms of the contract or to terminate the agreement in accordance with the specific contract terms.

Growth Strategy

     Our objective is to expand our presence in both existing and new managed behavioral healthcare markets by obtaining new contracts with health plans, corporations, government agencies, and other payers through CompCare’s reputation of providing quality managed behavioral healthcare services with the most cost-effective use of healthcare resources. Our principal means for pursuing public sector business is through the submission of proposals in response to formal, competitive bidding proceedings that are initiated by health plans or government agencies. We intend, where feasible, to expand our commercial business during the upcoming fiscal year through new marketing initiatives directed at employer groups and, also, HMOs that contract directly with employers. Additionally, we continue to develop products that will bring our core competencies to new market areas such as child welfare, behavioral pharmacy management and preferred provider organization product management for health plans and self-insured employers. The success of our growth strategy is dependent upon our ability to competitively bid on new contracts, comply with conditions contained in requests for proposals, obtain required licenses, if any, in new markets, establish provider networks in new markets and negotiate favorable agreements with our providers.

Competition

     The behavioral healthcare industry is very competitive and provides products and services that are price sensitive. We believe that there are approximately 150 managed behavioral healthcare companies providing service

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

for an estimated 227 million covered lives in the United States. Several competitors have revenues, financial resources, and membership substantially larger than ours. We also compete with small local and regional companies at times. Competition is built around pricing, the overall quality of service provided, the extent and quality of the provider network, and the technical capacity of the behavioral healthcare organization.

GOVERNMENT REGULATION

Regulatory Monitoring and Compliance

     CompCare is subject to extensive and evolving state and federal regulations relating to the nation’s mental health system as well as changes in Medicaid and Medicare reimbursement that could have an effect on the profitability of our contracts. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably among states. As a result, CompCare may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services. The Company holds licenses or certificates to perform utilization review and third party administrator (“TPA”) services in certain states. Certain of the services provided by our managed behavioral healthcare subsidiaries may be subject to such licensing requirements in other states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that CompCare will qualify to obtain such licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans who retain ultimate financial responsibility have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in certain states. If the regulatory positions of these states were to change, our business could be materially affected until such time as CompCare meets the regulatory requirements. Currently, we cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

     As of May 31, 2003, we managed approximately 813,000 lives in connection with behavioral and substance abuse services covered through Medicaid and/or Children’s Health Insurance Programs (“CHIPS”) in Connecticut, Florida, Michigan and Texas. Any changes in Medicaid funding could ultimately affect our reimbursement and overall profitability. We are aware that the State of Texas has passed legislation that will reduce the amount of funds allocated to our clients to cover behavioral healthcare services to CHIP recipients in the State of Texas. Such legislation is subject to pending bills that, if passed, could restore some of the benefits to these programs. Under the recently passed legislation, the outpatient behavioral healthcare benefits available to adult Medicaid and CHIP recipients will be provided by the HMOs and their subcontractors, including the Company, on a very limited basis while the inpatient benefits for CHIP recipients may not be covered by the HMOs and their subcontractors. For the fiscal year ended May 31, 2003, we had operating revenue of $3.7 million and $4.5 million, respectively, specific to contracts covering Texas CHIP and Texas Medicaid recipients. These changes to Texas Medicaid and CHIP programs could have a material, adverse impact on our operations. However, we believe certain of our clients will continue to require the types of services we provide to mitigate their exposure to treat serious medical conditions that may result from the lack of adequate behavioral healthcare benefits. We are closely monitoring developments in Texas, but currently cannot predict what financial impact, if any, these changes may have on our business.

     CompCare is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, we will incur costs to insure the adequacy and security of our healthcare information system and communication networks. Additionally, we will incur costs to implement a new clinical information system that will process the specific transaction codes required by HIPAA for claims, payment, enrollment, eligibility, or to become compliant with security and privacy rules, which may be more stringent for providers of certain behavioral healthcare services (see “Management Information Systems” below). The expected timetable for us to be compliant is currently October 2003 for transaction code changes due to our October 2002 filing of a formal compliance plan. The Company has met the deadline for compliance with the privacy rules, which was April 14, 2003. Additionally, we have filed our Electronic Health Care Transactions and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services. While these efforts will be ongoing, we expect to meet all compliance rules and timetables with respect to the HIPAA regulations. Failure to do so may result in penalties and have a material adverse effect on the Company’s ability to retain its customers or to gain new business.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ACCREDITATION

     To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, the National Committee on Quality Assurance, (“NCQA”) has developed an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators, and consumers. The Standards for Accreditation of Managed Behavioral Healthcare Organizations used by NCQA reviewers to evaluate a managed behavioral healthcare organization address the following areas: quality improvement; utilization management; credentialing; members’ rights and responsibilities; preventative-care guidelines; and medical records. These standards validate that a managed behavioral healthcare organization is founded on principles of quality and is continuously improving the clinical care and services it provides. NCQA utilizes Health Plan Employer Data and Information Set (“HEDIS”), which is a core set of performance measurements developed to respond to complex but clearly defined employer needs as standards for patient care and customer satisfaction. CompCare’s Southeast Region operation was awarded a one-year NCQA accreditation in July 1999 and Full Accreditation in December 2001. Effective July 22, 2002, CompCare’s Full Accreditation award extends the NCQA accreditation to July 22, 2005 and covers membership in Connecticut, Florida, Georgia, and Michigan. Full Accreditation is granted for a period of three years to those plans that have excellent programs for continuous quality improvement and that meet NCQA’s rigorous standards.

     We believe our NCQA accreditation is beneficial to our clients and their members we serve. Additionally, NCQA accreditation may be an important consideration to our prospective clients.

MANAGEMENT INFORMATION SYSTEMS

     We currently use a fully integrated, three-tier, managed care information system. During recent months, we determined that a significant investment would be required to upgrade our current version of this software to comply with HIPAA regulations. As a result, during Fiscal 2003, we requested and reviewed several proposals from various vendors and subsequently entered into a Letter of Intent with a new vendor to design a new, customized management information system at a cost below the current vendor’s estimate that will enable us to meet HIPAA compliance. Additionally, the new software is expected to streamline the Company’s entire clinical and claims functions and offer service improvements to our participating providers. The new vendor will also assist CompCare staff in developing an interim solution to meet the HIPAA compliance rules that become effective in October 2003, before the expected “go-live” date for the new system of February 1, 2004. We expect to incur approximately $0.4 million of one-time costs to customize the new system and activate the licenses needed for this and other, related third-party software. We believe the system currently being designed will readily support continued growth and meet our future business needs.

     As is the case with our current system, the new system will allow all CompCare locations to connect to the Company’s frame relay telecommunications network, allowing automated call-path routing for overlap coverage at peak call times. Major care management functions such as information assessment, service plans, initial authorizations, extension requests, termination summaries, appeals, credentialing, billing, and claim/encounter processing are supported by built-in decision aids to correctly adjudicate patient-specific transactions.

ADMINISTRATION AND EMPLOYEES

     Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and member service functions. We currently employ 120 full-time and part-time employees.

MARKETING AND SALES

     Our business development staff is responsible for generating new sales leads and for preparing proposals and responses to formal commercial and public sector Requests for Proposals (“RFPs”). The Company’s Chief Development Officer manages marketing initiatives, along with the Company’s President and Chief Executive Officer. Regional and administrative operations personnel strengthen the Company’s marketing efforts by providing a local presence. Sales expectations are integrated into the performance requirements for executive staff and local sales personnel.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

AVAILABLE INFORMATION

     The Company’s shareholder website is www.compcare-shareholders.com. The Company makes available free of charge, through a link to the Securities and Exchange Commission’s (“SEC”) internet site our annual, quarterly, and current reports, and any amendments to these reports, as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4, and 5. All such reports will be available as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website or linked through our website is not part of this report on Form 10-K.

CORPORATE GOVERNANCE

     Corporate governance is typically defined as the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board and vote on extraordinary matters; the board is the company’s governing body, responsible for hiring, overseeing and evaluating management, particularly the Chief Executive Officer (CEO); and management runs the company’s day-to-day operations. Our certificate of incorporation provides for a staggered board of five directors separated into three classes. Our Board of Directors currently consists of four directors. The Company is in an ongoing process to try to fill the one remaining vacancy. The current Board members include two independent directors. The primary responsibilities of the Board of Directors are oversight, counseling and direction to the Company’s management in the long-term interests of the Company and its stockholders. The Board’s detailed responsibilities include: (a) selecting, regularly evaluating the performance of, and approving the compensation of the Chief Executive Officer and other senior executives; (b) reviewing and, where appropriate, approving the Company’s major financial objectives, strategic and operating plans and actions; (c) overseeing the conduct of the Company’s business to evaluate whether the business is being properly managed; and (d) overseeing the processes for maintaining the Company’s integrity with regard to its financial statements and other public disclosures and compliance with law and ethics. The Board of Directors has delegated to the Chief Executive Officer, working with the Company’s other executive officers, the authority and responsibility for managing the Company’s business in a manner consistent with the Company’s standards and practices, and in accordance with any specific plans, instructions or directions of the Board. The Chief Executive Officer and management are responsible for seeking the advice and, in appropriate situations, the approval of the Board with respect to extraordinary actions to be undertaken by the Company.

Audit Committee

     The Board of Directors has constituted an Audit Committee comprised of two independent directors, as that term is defined under the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the “Act”). Mr. Eugene L. Froelich is the Chairman of the Audit Committee and is the Audit Committee Financial Expert. The Audit Committee has responsibility for the appointment, compensation, retention and oversight of the Company’s independent auditors; establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls or auditing matters, and procedures for the submission of confidential, anonymous concerns by employees regarding questionable accounting or auditing matters.

     The Audit Committee has, as required by the Act and Section 301 of the Sarbanes-Oxley Act of 2002, adopted a ‘whistleblower policy’ providing for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters.

Code of Conduct

     The Board of Directors has adopted a Code of Conduct applicable to all officers, directors and employees of the Company which provides, among other things, for honest and ethical conduct; avoidance of conflicts of interest, including the disclosure of any material transaction or relationship that could be expected to give rise to a conflict; full, fair, accurate, and timely and understandable disclosure in reports filed by the Company with the Securities and Exchange Commission; internal reporting of Code of Conduct violations; and accountability for any violations.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Compensation Committee

     The Compensation Committee reviews the Company’s compensation programs and exercises authority with respect to the payment of salaries and incentive compensation to the Company’s executive officers. The Compensation Committee also administers the Company’s 1995 and 2002 Stock Option Plans.

Item 2. PROPERTIES

     We do not own any real property. The following table sets forth certain information regarding our leased properties as of May 31, 2003. All leases are triple net leases, under which CompCare bears all costs of operations, including insurance, taxes, and utilities.

		Monthly Rental
Name and Location	Lease Expires	(in Dollars)

Corporate Headquarters, Regional, Administrative, And Other Offices
Tampa, Florida, Corporate Headquarters and Southeastern Regional offices	2006	$22,813
Grand Prairie, Texas	2004	6,474
Bloomfield Hills, Michigan	2004	9,237

Item 3. LEGAL PROCEEDINGS

     We had previously reported that the Company had filed an “Offer in Compromise” (“Offer”) with the Internal Revenue Service (“IRS”) to settle a tax dispute that began in August 1998 when the IRS notified the Company that it was disallowing $12.4 million of tax refunds previously received by the Company specific to its Fiscal 1985 and 1986 income tax returns as amended. In January 2003, the Company reported the IRS had accepted its Offer, which gave the Company the option of paying approximately $2.6 million over two years or paying approximately $2.2 million within 90 days of the letter of acceptance in addition to a $50,000 down payment made by the Company at the time its Offer was submitted to IRS. In February 2003, the Company concluded the IRS settlement by making a cash payment of approximately $2.2 million to the IRS to fully settle the previously accrued tax liability of $12.1 million. Coincident with the IRS settlement, the Company reached an agreement with its former tax advisor requiring the tax advisor to refund $525,000 of the original $2.5 million of fees previously paid by the Company. The Company received the $525,000 refund in February 2003.

     As a result of the resolution of this matter, the Company extinguished the $12.1 million liability and recorded a non-operating gain in the quarter ended February 28, 2003 of approximately $7.7 million. The gain is net of settlement expenses consisting primarily of professional fees and $2.0 million of the aforementioned, unrecovered tax advisor fees. The gain represented $1.97 earnings per share ($1.77 diluted earnings per share). No taxable income resulted from the settlement of the liability. Additionally, the IRS settlement requires that the Federal net operating loss carryforwards of approximately $42.0 million resulting from losses incurred in fiscal years ended May 31, 1995 through May 31, 2001, and a minimum tax credit carryover of approximately $0.7 million, are no longer available to the Company.

     From time to time, the Company and its subsidiaries may be parties to and their property is subject to ordinary, routine litigation incidental to their business, in which case claims may exceed insurance policy limits and the Company or anyone of its subsidiaries may have exposure to a liability that is not covered by insurance. Management is not aware of any such lawsuits that could have a material adverse impact on the Company’s financial statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART II.

Item 5. MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the Over The Counter Bulletin Board (“OTC-BB”) under the symbol CHCR. The following table sets forth the range of high and low closing prices for the Common Stock, as reported by the OTC-BB, for the fiscal quarters indicated:

		Price

Fiscal Year		High	Low

2003	First Quarter	$1.65	$0.75
	Second Quarter	1.01	0.32
	Third Quarter	2.38	0.65
	Fourth Quarter	$3.05	$2.01
2002	First Quarter	$0.61	$0.25
	Second Quarter	0.55	0.24
	Third Quarter	0.96	0.43
	Fourth Quarter	$1.85	$0.70

(a)	As of September 3, 2003, the Company had 1,416 common stockholders of record.

(b)	The Company did not pay any cash dividends on its Common Stock during any quarter of Fiscal 2003 2002, or 2001 and does not contemplate the initiation of payment of any cash dividends in the foreseeable future (see Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”).

Item 6. SELECTED FINANCIAL DATA

     Prior to Fiscal 1993, CompCare principally engaged in the ownership, operation, and management of psychiatric and substance abuse programs in company owned, leased, or unaffiliated hospitals. During Fiscal 1999, we completed our plan to dispose of our hospital business segment.

     Fiscal 2003 results include a $7.7 million, non-operating gain related to the IRS settlement (see Note 13 – “Income Taxes” to the audited, consolidated financial statements). Additionally, Fiscal 2003 results included a $470,000 non-operating gain related to the Medi-Cal settlement (see Note 16 – “Commitments and Contingencies” to the audited, consolidated financial statements). As a result, CompCare reported net income of $7.5 million, or $1.91 earnings per share ($1.72 diluted earnings per share) and an operating loss of $608,000, for the year ended May 31, 2003 compared to the net loss of $770,000, or $0.20 loss per share (basic and diluted), and an operating loss of $774,000, for the fiscal year ended May 31, 2002. Excluding the $8.2 million of non-operating gains from net income would have resulted in a $729,000 net loss ($0.19 loss per basic and diluted share) for the fiscal year ended May 31, 2003.

     The selected consolidated financial data that follows should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report. Reclassifications of prior year amounts have been made to conform to the current year’s presentation.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Year Ended May 31,

	2003	2002	2001	2000	1999

		(Amounts in thousands, except per share data)
Statement of Operations Data:
Operating revenues	$32,267	$27,625	$18,192	$17,719	$39,029
Costs and expenses:
Healthcare operating expenses	29,201	24,625	15,326	15,801	29,778
General and administrative expenses	3,459	3,544	3,842	6,974	9,148
Provision for (recovery of) doubtful accounts	20	(112)	(439)	(606)	1,641
Depreciation and amortization	195	342	656	794	1,037
Restructuring expenses	—	—	(30)	831	600

	32,875	28,399	19,355	23,794	42,204

Operating loss from continuing operations before items shown below	(608)	(774)	(1,163)	(6,075)	(3,175)
Other income (expenses):
Net gain on IRS settlement	7,717	—	—	—	—
Gain on settlement of other liability	470	—	—	—	—
Loss in connection with prepayment of note receivable	—	—	(496)	—	—
Gain on sale of assets	4	—	—	9	2
Loss on sale of assets	(5)	—	—	(1)	(4)
Reduction in accrued interest expense	—	—	290	—	—
Other non operating income	34	40	332	204	41
Interest income	47	88	163	399	309
Interest expense	(181)	(178)	(208)	(289)	(281)

Income (loss) from continuing operations before income taxes	7,478	(824)	(1,082)	(5,753)	(3,108)
Income tax expense (benefit)	20	1	35	13	(146)

Income (loss) from continuing operations	7,458	(825)	(1,117)	(5,766)	(2,962)
Discontinued operations:
Loss from operations	—	—	—	—	(334)
Loss on disposal, including operating loss of $282	—	—	—	—	(698)

Income (loss) before cumulative effect of change in accounting principle	7,458	(825)	(1,117)	(5,766)	(3,994)
Cumulative effect of change in accounting principle	—	55	—	—	—

Net income (loss)	7,458	(770)	(1,117)	(5,766)	(3,994)
Dividends on convertible Preferred Stock	—	—	—	—	(55)

Net income (loss) attributable to common stockholders	$7,458	$(770)	$(1,117)	$(5,766)	$(4,049)

Basic earnings per share:
Income (loss) from continuing operations	$1.91	$(0.21)	$(0.29)	$(1.51)	$(0.85)
Discontinued operations:
Loss from operations	—	—	—	—	(0.09)
Loss on disposal	—	—	—	—	(0.20)
Cumulative effect of change in accounting principle	—	0.01	—	—	—

Net income (loss)	$1.91	$(0.20)	$(0.29)	$(1.51)	$(1.14)

Diluted earnings per share:
Income (loss) from continuing operations	$1.72	$(0.21)	$(0.29)	$(1.51)	$(0.85)
Discontinued operations:
Loss from operations	—	—	—	—	(0.09)
Loss on disposal	—	—	—	—	(0.20)
Cumulative effect of change in accounting principle	—	0.01	—	—	—

Net income (loss)	$1.72	$(0.20)	$(0.29)	$(1.51)	$(1.14)

Balance Sheet Data:
Working capital (deficit)	$(4,447)	$(12,275)	$(11,770)	$(12,245)	$(9,355)
Total assets	6,379	11,399	9,754	21,275	29,066
Long-term debt	2,244	2,244	2,244	2,244	2,253
Long-term debt including current maturities and debentures	2,244	2,244	2,244	2,244	2,256
Stockholders’ deficit	$(4,990)	$(12,519)	$(11,778)	$(10,672)	$(4,914)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report on Form 10-K includes forward-looking statements, the realization of which may be impacted by certain important factors discussed below under “Risk Factors — Important Factors Related to Forward-Looking Statements and Associated Risks.”

General

     Our Fiscal 2003 results include a $7.7 million, non-operating gain related to the IRS settlement (see Note 13 – “Income Taxes” to the audited, consolidated financial statements). Additionally, results included a $470,000 non-operating gain related to the Medi-Cal settlement (see Note 16 – “Commitments and Contingencies” to the audited, consolidated financial statements), $88,000 of revenue related to a favorable settlement of one hospital cost report and the elimination of a $75,000 reserve for another cost report, both pertaining to the Company’s hospital business segment that was discontinued in Fiscal 1999. As a result, CompCare reported net income of $7.5 million, or $1.91 earnings per share ($1.72 diluted earnings per share) and an operating loss of $608,000, for the year ended May 31, 2003 compared to the net loss of $770,000, or $0.20 loss per share (basic and diluted), and an operating loss of $774,000, for the fiscal year ended May 31, 2002. Excluding the $8.2 million of non-operating gains from net income would have resulted in a $729,000 net loss ($0.19 loss per basic and diluted share) for the fiscal year ended May 31, 2003.

     No tax provision for federal income taxes was recorded during the fiscal year ended May 31, 2003, as the $7.7 million non-operating gain specific to the IRS settlement is non-taxable. Additionally, management has determined that a valuation allowance at May 31, 2003 and 2002, was necessary to fully offset any deferred tax assets based on the likelihood of future realization.

	Consolidated	Consolidated
	Operations	Operations
	Fiscal 2003	Fiscal 2002

Operating revenues	$32,267	$27,625
Healthcare operating expenses	29,201	24,625
General/administrative expenses	3,459	3,544
Other operating expenses	215	230

	32,875	28,399

Operating loss	$(608)	$(774)

Results of Operations –Year Ended May 31, 2003 Compared to the Year Ended May 31, 2002.

     We reported net income of approximately $7.5 million and an operating loss of $608,000 for the fiscal year ended May 31, 2003 compared to a net loss of $770,000 and an operating loss of $774,000 for the fiscal year ended May 31, 2002. Results for the fiscal year ended May 31, 2003 include a $7.7 million non-operating gain in connection with the IRS settlement (see Note 13 – “Income Taxes” to the audited, consolidated financial statements) and a $470,000, non-operating gain related to the Medi-cal settlement (see Note 16 – “Commitments and Contingencies” to the audited, consolidated financial statements). For the fiscal year ended May 31, 2003, excluding the $8.2 million non-operating gains from net income would have resulted in a $729,000 net loss ($0.19 loss per basic and diluted share). Additionally, results include $88,000 of revenue related to a favorable settlement of one hospital cost report and the elimination of a $75,000 reserve for another cost report, both pertaining to our hospital business segment that was discontinued in Fiscal 1999. Operating revenues increased by 16.8%, or $4.6 million, to approximately $32.3 million for the fiscal year ended May 31, 2003 compared to $27.6 million for the fiscal year ended May 31, 2002. This increase is primarily attributable to membership growth from existing business, one new contract implemented during the fourth quarter of Fiscal 2002, and new Indiana business that was implemented during January 2003. These increases were offset by the loss of business from two major customers during Fiscal 2003 (see Note 4(1 and 3) – “Major Customers/Contracts” to the audited, consolidated financial statements).

     Healthcare operating expenses increased by approximately $4.6 million, or 18.6%, for the fiscal year ended May 31, 2003 as compared to the fiscal year ended May 31, 2002. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue increased by 1.4%

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

from 89.1% for the fiscal year ended May 31, 2002 to 90.5% for the fiscal year ended May 31, 2003. This increase is primarily attributable to a change in revenue mix resulting in increased Medicaid membership during Fiscal 2003 compared to Fiscal 2002.

     General and administrative expenses decreased by $85,000, or 2.4%, for the fiscal year ended May 31, 2003 as compared to the fiscal year ended May 31, 2002. This decrease is primarily attributable to net reductions in outside professional service fees offset by staffing additions necessary to support new revenue. General and administrative expense as a percentage of operating revenue decreased from 12.8% for the fiscal year ended May 31, 2002 to 10.7% for the fiscal year ended May 31, 2003.

     Other operating expenses decreased by $15,000 for the fiscal year ended May 31, 2003 compared to the fiscal year ended May 31, 2002. This decrease is attributable to a decrease in depreciation expense offset by an increase in bad debt expense in Fiscal 2003 compared to Fiscal 2002. The increase in bad debt expense is primarily due to a $66,000 bad debt recovery in Fiscal 2002.

Results of Operations – Year Ended May 31, 2002 Compared to the Year Ended May 31, 2001.

     We reported a net loss of $770,000 and an operating loss of $774,000 for the fiscal year ended May 31, 2002 compared to the operating loss of $1.2 million for the fiscal year ended May 31, 2001. Operating revenues increased by 51.9%, or $9.4 million, to $27.6 million for the fiscal year ended May 31, 2002 compared to $18.2 million for the fiscal year ended May 31, 2001. This increase was attributable to two major contracts implemented during Fiscal 2001 and membership growth from state sponsored children’s health insurance programs.

     Healthcare operating expenses increased by approximately $9.3 million, or 60.7%, for the fiscal year ended May 31, 2002 as compared to the fiscal year ended May 31, 2001. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue increased by 4.8%, from 84.3% for the fiscal year ended May 31, 2001 to 89.1% for the fiscal year ended May 31, 2002. This increase was primarily attributable to a change in revenue mix resulting in increased Medicaid and Medicare membership during Fiscal 2002 compared to Fiscal 2001.

     General and administrative expenses decreased by approximately $0.3 million, or 7.8%, for the fiscal year ended May 31, 2002 as compared to the fiscal year ended May 31, 2001. This decrease was attributable to our continuing efforts to reduce general and administrative costs. General and administrative expense as a percentage of operating revenue decreased from 21.1% for the fiscal year ended May 31, 2001 to 12.8% for the fiscal year ended May 31, 2002.

     Other operating expenses increased $43,000 for the fiscal year ended May 31, 2002 compared to the fiscal year ended May 31, 2001. This increase was primarily attributable to the $327,000 reduction in the amount of recovery of doubtful accounts year over year, offset by a $242,000 decrease in depreciation expense, which results from assets being fully depreciated and, also, from decreases in capital spending. Additionally, Fiscal 2002 results do not include any amortization expense compared to $72,000 of amortization expense recorded during the fiscal year ended May 31, 2001 (see Note 10 to the audited, consolidated financial statements – “Goodwill”).

Seasonality of Business

     Historically and during Fiscal 2003, we have experienced consistently low utilization during our first fiscal quarter, which comprises the months of June, July, and August, and increased utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter.

Liquidity and Capital Resources

     During the fiscal year ended May 31, 2003, we completed a settlement with the Internal Revenue Service and reached an agreement with our former tax advisor with respect to the related tax advisor fees. Having concluded these settlements, we recorded a non-operating gain of $7.7 million during the quarter ended February 28, 2003, significantly reducing our working capital deficiency and stockholders’ deficit (see Note 13 – “Income Taxes” to the audited, consolidated financial statements), which amount to $4.4 million and $5.0 million, respectively, as of May 31, 2003. The IRS settlement required us to make a cash payment in February 2003 of approximately $2.2 million,

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

which was offset in part by $525,000 collected from our former tax advisor. As a result, cash and cash equivalents have decreased by approximately $1.8 million during the fiscal year ended May 31, 2003.

     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate. However, actual results could differ from the $4.1 million claims payable amount reported as of May 31, 2003.

     During Fiscal 2003, net cash used in operations amounted to $1.7 million, which approximates the net amount paid by the Company to complete its settlement with the Internal Revenue Service. Having concluded this settlement, the Company recorded a non-operating gain of $7.7 million during the fiscal year ended May 31, 2003, significantly reducing its working capital deficiency and stockholder’s deficit, which amount to $4.4 million and $5.0 million, respectively, as of May 31, 2003. Our capital needs during Fiscal 2004 will include a portion of the $0.4 million required to implement a new, customized management information system that will enable us to meet HIPAA requirements, streamline our entire clinical and claims functions, and offer service improvements to our participating providers (see “Management Information Systems” above). We are currently pursuing sources of financing on terms that would support our future capital needs and provide available funds for working capital in Fiscal 2004. We cannot state with any degree of certainty whether any required additional equity or debt financing will be available to us during Fiscal 2004 and, if available, that the source of financing would be available on terms and conditions acceptable to us. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon our ability to continue to generate sufficient cash flow to meet our obligations on a timely basis, obtaining additional financing as may be required and, ultimately, attaining an operating profit.

Summary of Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments to develop the amounts reflected and disclosed in the financial statements. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following significant accounting policies involve our most significant judgments and estimates that are material to our consolidated financial statements:

Accrued Claims Payable — The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of May 31, 2003. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate.

Revenue Recognition — Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we rely extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 87.4%, or $28.2 million, of revenue for the fiscal year ended May 31, 2003. The balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.

Goodwill — As a result of the adoption of SFAS 142, effective June 1, 2001, no amortization expense was recorded during the fiscal years ended May 31, 2003 or 2002 compared to approximately $72,000 of amortization expense recorded during the fiscal year ended May 31, 2001. SFAS 141 requires the elimination of any unamortized

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

deferred credits related to an excess of fair value of acquired assets over cost from a business combination for which the acquisition date was before July 1, 2001 immediately upon adoption of SFAS 142. As of June 1, 2001, the Company had an unamortized deferred credit of $55,000 that related to an acquisition in 1996. As a result, the Company recognized $55,000 as the cumulative effect of a change in accounting principle during the quarter ended August 31, 2001.

Changes in the carrying amount of goodwill are as follows:

	Fiscal Year ended May 31,

	2003	2002	2001

Balance as of the beginning of the fiscal year	$991,000	$936,000	$1,008,000
Amortization	—	—	(72,000)
Unamortized deferred credit written off and recognized in income	—	55,000	—

Balance as of the end of the fiscal year	$991,000	$991,000	$936,000

Prior to the adoption of SFAS 142, we amortized goodwill on a straight-line basis over estimated lives up to 20 years. Had we accounted for goodwill consistent with the provisions of SFAS 142 in prior years, the Company’s net loss would have been affected as follows (in thousands, except per share amounts):

	Fiscal Year Ended May 31,

	2003	2002	2001

Reported net income (loss)	$7,458	$(770)	$(1,117)
Add back: Goodwill amortization	—	—	72
Elimination: Cumulative effect of change in accounting principle	—	(55)	—

Adjusted net income (loss)	$7,458	$(825)	$(1,045)

Basic earnings (loss) per share:
Reported net income (loss)	$1.91	$(0.20)	$(0.29)
Goodwill amortization	—	—	0.02
Cumulative effect of change in accounting principle	—	(0.01)	—

Adjusted net income (loss)	$1.91	$(0.21)	$(0.27)

Diluted earnings (loss) per share:
Reported net income (loss)	$1.72	$(0.20)	$(0.29)
Goodwill amortization	—	—	0.02
Cumulative effect of change in accounting principle	—	(0.01)	—

Adjusted net income (loss)	$1.72	$(0.21)	$(0.27)

Weighted Average Common Shares Outstanding – basic	3,905	3,860	3,818

Weighted Average Common Shares Outstanding – diluted	4,343	3,860	3,818

Risk Factors

Important Factors Related to Forward-Looking Statements and Associated Risks

     This Annual Report on Form 10-K contains certain forward-looking statements that are based on current expectations and involve a number of risks and uncertainties. Factors that may materially affect revenues, expenses and operating results include, without limitation, our success in (i) expanding the managed behavioral healthcare operations, (ii) effective management in the delivery of services, and (iii) risk and utilization in context of capitated payouts.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Concentration of Risk

     We currently have contracts with four health plans to provide behavioral healthcare services under commercial, Medicaid, and CHIP plans to contracted members in Connecticut, Florida, and Texas. These combined contracts represent approximately 56.7% and 63.6% of our operating revenue for the fiscal year ended May 31, 2003 and May 31, 2002, respectively, and include contracts that terminated effective January 1, 2003, which accounted for a combined 11.7% and 17.0% of our operating revenue for the fiscal years ended May 31, 2003 and 2002, respectively (see Note 4(1) to the audited, consolidated financial statements – “Major Customers/Contracts”) and agreements that terminated effective February 28, 2003, which accounted for 4.8% and 3.6% of our operating revenues during the fiscal years ended May 31, 2003 and 2002, respectively (see Note 4(3) to the audited, consolidated financial statements – “Major Customers/Contracts”). One HMO, whose contract with the Company accounted for approximately $2.8 million, or 8.5%, of our operating revenue for the fiscal year ended May 31, 2003 and is scheduled to renew in January 2004, has verbally advised us that it is evaluating whether to manage its members’ behavioral healthcare benefits “in house” (see Note 4(3) to the audited, consolidated financial statements – “Major Customers/Contracts”). We have not received a formal termination notice, nor has the customer advised the Company of a date by which it will make known its decision. However, at this point in time, we believe there exists a greater risk of non-renewal of this contract, the realization of which rests solely with our customer. Although the loss of this customer could have a material, adverse effect on the Company’s financial condition and future results of operations, we believe the Company will be able to reduce its internal cost of servicing this account to minimize any effect on future results of operations. In general, the terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of any one of these customers or changes in any of these State’s Medicaid reimbursement rules could have a material, adverse effect on our working capital and future results of operations (see “Medicaid and Other State Funded Programs” below).

History of Operating Losses – Uncertainty of Future Profitability

     For each of the fiscal years ending May 31, 2003, 2002 and 2001, we had operating losses of approximately $608,000, $774,000 and $1,163,000, respectively. The report of the Company’s independent auditors with respect to their examination of the Company’s financial statements for the years ended May 31, 2003 and 2002 contains an explanatory paragraph relating to the preparation of the Company’s financial statements on a “going concern” basis and states that the Company’s working capital deficiency and stockholder’s deficit raise substantial doubt about its ability to continue as a going concern. At May 31, 2003, the Company’s total current liabilities exceeded its total current assets by approximately $4.4 million and it had an accumulated deficit of approximately $56.9 million, with a total stockholders deficit of approximately $5.0 million. While our management has addressed the conditions giving rise to the going concern uncertainty, there is no certainty that we will be successful in implementing any of the plans of management to restore us to profitability, to achieve and maintain positive cash flow on an ongoing basis, or otherwise to ensure that we will be able to continue as a going concern.

Costs of Care — Estimated Claims Incurred But Not Reported

     Our costs of care include estimated amounts for claims incurred but not yet reported (“IBNR”) to CompCare. The IBNR is estimated using an actuarial paid completion factor methodology and other statistical analyses that we continually review and adjust, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results may differ materially from the estimated amounts reported.

Need for Additional Funds; Uncertainty of Future Funding

     We believe that our ability to increase business is dependent on our ability to have available working capital and, therefore, we will require additional funding. We are currently pursuing sources of financing on terms that would support our capital needs and provide available funds for working capital in Fiscal 2004. We cannot state with any degree of certainty whether any required additional equity or debt financing will be available to us during Fiscal 2004 and, if available, that the source of financing would be available on terms and conditions acceptable to us.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Uncertainty of Pricing; Healthcare Reform and Related Matters

     Managed care operations are at risk for costs incurred to supply agreed upon levels of service. Failure to anticipate or control costs could have material, adverse effects on the Company. Additionally, the business of providing services on a full-risk capitation basis exposes CompCare to the additional risk that contracts negotiated and entered into may ultimately be determined to be unprofitable if utilization levels require us to deliver and provide services at capitation rates which do not account for or factor in such utilization levels.

     We typically contract with small to medium sized HMO’s who may be adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. Our clients may fall under state supervision or otherwise be subject to state discipline placing them at risk of losing membership to their competitors in which case we may be unable to contract with any succeeding HMOs. They may also determine to manage the behavioral healthcare benefits “in house” and, as a result, discontinue contracting with the Company. Additionally, our clients may be acquired by larger HMO’s, in which case there can be no assurance that the acquiring company would renew our contract.

Medicaid and Other State funded Programs

     As of May 31, 2003, we managed approximately 627,000 lives in connection with behavioral and substance abuse services covered through Medicaid in Connecticut, Florida, Michigan and Texas. The aggregate number of Medicaid lives was reduced by approximately 166,000 effective January 1, 2003 due to the termination of the contracts described under Note 4(1) — “Major Contracts/Customers” to the audited, consolidated financial statements. Any changes in Medicaid reimbursement could ultimately affect the Company through contract bidding and cost structures with the health plans first impacted by such changes. The State of Texas has passed legislation that will reduce the amount of funds allocated to our clients to cover behavioral healthcare services to Medicaid and Children’s Health Insurance Program (“CHIP”) recipients in the State of Texas. Such legislation is subject to pending bills that, if passed, could restore some of the benefits to these programs. Under the recently passed legislation, the outpatient behavioral healthcare benefits available to adult Medicaid and CHIP recipients will be provided by the HMOs and their subcontractors, including the Company, on a very limited basis while the inpatient benefits for CHIP recipients may not be covered by the HMOs and their subcontractors. For the fiscal year ended May 31, 2003, we had operating revenue of $3.7 million and $4.5 million, respectively, specific to contracts covering Texas CHIP and Texas Medicaid recipients. These changes to Texas Medicaid and CHIP programs could have a material, adverse impact on our operations. However, we believe certain of our clients will continue to require the types of services we provide to mitigate their exposure to treat serious medical conditions that may result from the lack of adequate behavioral healthcare benefits. We are closely monitoring developments in Texas, but currently cannot predict what financial impact, if any, these changes may have on our business. Additionally, we cannot predict whether other states in which we operate may pass legislation that would reduce our revenue through changes in the reimbursement rates or in the number of eligible participants. In either case, we may be unable to reduce our costs to a level that would allow us to maintain current gross margins specific to our Medicaid and CHIPS programs.

Seasonality of Business

     Historically and during Fiscal 2003, we have experienced consistently low utilization during our first fiscal quarter, which comprises the months of June, July, and August, and increased utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter.

Regulatory compliance

     CompCare is subject to extensive and evolving state and federal regulations relating to the nation’s mental health system as well as changes in Medicaid and Medicare reimbursement that could have an effect on the profitability of our contracts. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably among states. As a result, CompCare may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     CompCare holds licenses or certificates to perform utilization review and third party administrator (“TPA”) services in certain states. Certain of the services provided by our managed behavioral healthcare subsidiaries may be subject to such licensing requirements in other states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that CompCare will qualify to obtain such licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, our business could be materially affected until such time as we are able to meet the regulatory requirements. Currently, we cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

     CompCare is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, we will incur costs to insure the adequacy and security of our healthcare information system and communication networks. Additionally, we will incur costs to implement a new clinical information system that will process the specific transaction codes required by HIPAA for claims, payment, enrollment, eligibility, or to become compliant with security and privacy rules, which may be more stringent for providers of certain behavioral healthcare services (see “Management Information Systems” above). The expected timetable for us to be compliant is currently October 2003 for transaction code changes due to our October 2002 filing of a formal compliance plan. The Company has met the deadline for compliance with the privacy rules, which was April 14, 2003. Additionally, we have filed our Electronic Health Care Transactions and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services. While these efforts will be ongoing, we expect to meet all compliance rules and timetables with respect to the HIPAA regulations. Failure to do so may result in penalties and have a material adverse effect on the Company’s ability to retain its customers or to gain new business.

Dependence on Key Personnel

     We currently rely heavily on several key executives and other management, clinical and technical personnel for our business performance and development. Recent new hires have included senior management personnel and other essential employees that are assisting executive management with marketing efforts and enhancements to our clinical system designs. Our future success will depend in large part upon our continued ability to attract and retain highly skilled employees.

Shares Eligible for Future Sale

     As of September 3, 2003, the Company has issued 1,105,724 options, with exercise prices ranging from $0.25 to $4.00. A total of 867,083 options are exercisable and “in the money” as of September 3, 2003 and, accordingly, could be exercised and resold by optionees.

Anti-takeover Provisions

     The Company’s Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by our Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of May 31, 2003, there are 18,740 remaining shares authorized and available to issue, and no outstanding shares of Preferred Stock. The Company’s Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company’s stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions that result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of our Common Stock or the possibility of sale of shares to an acquiring person.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our budgets which may in turn affect the Company’s results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     While we currently have market risk sensitive instruments, we have no significant exposure to changing interest rates as the interest rate on our long-term debt is fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes and our investments are generally limited to cash deposits.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years Ended May 31, 2003, 2002 and 2001

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Comprehensive Care Corporation

     We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and subsidiaries as of May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended May 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 3, the Company’s working capital deficiency, stockholders’ deficit, and continued losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 2, effective June 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 and changed its method of accounting for goodwill.

/s/ Eisner LLP

New York, New York
July 25, 2003

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31,

	2003	2002

	(Amounts in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,590	$5,340
Accounts receivable, less allowance for doubtful accounts of $27 and $8	75	324
Accounts receivable – managed care reinsurance contract	354	575
Other receivable	—	2,548
Other current assets	605	591

Total current assets	4,624	9,378
Property and equipment, net	230	291
Note receivable	155	159
Goodwill, net	991	991
Restricted cash	328	430
Other assets	51	150

Total assets	$6,379	$11,399

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,836	$2,891
Accrued claims payable	4,103	4,635
Accrued reinsurance claims payable	3,117	2,019
Unbenefitted tax refunds received	—	12,092
Income taxes payable	15	16

Total current liabilities	9,071	21,653

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	54	21

Total long-term liabilities	2,298	2,265

Total liabilities	11,369	23,918

Commitments and Contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; none issued	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 3,936,549 and 3,878,552	39	39
Additional paid-in-capital	51,928	51,842
Deferred compensation	(16)	(1)
Accumulated deficit	(56,941)	(64,399)

Total stockholders’ deficit	(4,990)	(12,519)

Total liabilities and stockholders’ deficit	$6,379	$11,399

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended May 31,

	2003	2002	2001

	(Amounts in thousands, except per share data)
Operating Revenues	$32,267	$27,625	$18,192
Costs and Expenses:
Healthcare operating expenses	29,201	24,625	15,326
General and administrative expenses	3,459	3,544	3,842
Provision for (recovery of) doubtful accounts	20	(112)	(439)
Depreciation and amortization	195	342	656
Restructuring expenses	—	—	(30)

	32,875	28,399	19,355

Operating loss before items shown below	(608)	(774)	(1,163)
Other income (expense):
Net gain on IRS settlement	7,717	—	—
Gain on settlement of other liability	470	—	—
Loss in connection with prepayment of note receivable	—	—	(496)
Gain on sale of assets	4	—	—
Loss on disposal of assets	(5)	—	—
Reduction in accrued interest expense	—	—	290
Other non-operating income, net	34	40	332
Interest income	47	88	163
Interest expense	(181)	(178)	(208)

Income (loss) before items shown below	7,478	(824)	(1,082)
Income tax expense	20	1	35

Income (loss) before cumulative effect of change in accounting principle	7,458	(825)	(1,117)
Cumulative effect of change of accounting principle	—	55	—

Net income (loss)	$7,458	$(770)	$(1,117)

Earnings (loss) per common share — basic:
Income (loss) before cumulative effect of change in accounting principle	$1.91	$(0.21)	$(0.29)
Cumulative effect of change in accounting principle	—	0.01	—

Net income (loss)	$1.91	$(0.20)	$(0.29)

Earnings (loss) per common share — diluted:
Income (loss) before cumulative effect of change in accounting principle	$1.72	$(0.21)	$(0.29)
Cumulative effect of change in accounting principle	—	0.01	—

Net income (loss)	$1.72	$(0.20)	$(0.29)

Weighted average common shares outstanding:
Basic	3,905	3,860	3,818

Diluted	4,343	3,860	3,818

See accompanying notes

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In Thousands)

	Common Stock		Additional
			Paid-In	Accumulated	Deferred	Total Stockholders'
	Shares	Amount	Capital	Deficit	Compensation	Deficit

Balance, May 31, 2000	3,818	$38	$51,812	$(62,512)	$(10)	$(10,672)
Net loss	—	—	—	(1,117)	—	(1,117)
Compensatory stock options granted	—	—	1	—	(1)	—
Amortization of deferred compensation	—	—	—	—	11	11

Balance, May 31, 2001	3,818	$38	$51,813	$(63,629)	$—	$(11,778)
Net loss	—	—	—	(770)	—	(770)
Compensatory stock options granted	—	—	1	—	(1)	—
Shares issued for executive compensation	50	1	25	—	—	26
Exercise of stock options	11	—	3	—	—	3

Balance, May 31, 2002	3,879	$39	$51,842	$(64,399)	$(1)	$(12,519)
Net income	—	—	—	7,458	—	7,458
Shares issued for executive compensation	20	—	20	—	—	20
Compensatory stock options and warrants granted to non-employees	—	—	48	—	(22)	26
Amortization of deferred compensation	—	—	—	—	7	7
Exercise of stock options	38	—	18	—	—	18

Balance, May 31, 2003	3,937	$39	$51,928	$(56,941)	$(16)	$(4,990)

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended May 31,

	2003	2002	2001

	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$7,458	$(770)	$(1,117)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	195	342	656
Provision for doubtful accounts	20	—	—
Cumulative effect of change in accounting principle	—	(55)	—
Net gain from IRS settlement	(7,717)	—	—
Gain on settlement of other liability	(470)	—	—
Loss in connection with prepayment of note receivable	—	—	496
Gain on sale of assets	(4)	—	—
Loss on disposal of assets	5	—	—
Compensation expense – stock issued	20	—	—
Compensation expense – stock options and warrants issued	15	—	11
Restructuring expenses	—	—	(30)
Reduction in accrued interest expense	—	—	(290)
Changes in assets and liabilities:
Accounts receivable	229	98	(146)
Accounts receivable – managed care reinsurance contract	221	208	(783)
Accounts receivable – pharmacy and laboratory costs	—	—	10,469
Other receivable	525	—	—
Other current assets, restricted funds, and other non-current assets	198	284	746
Unbenefitted tax refunds received	(2,258)	—	—
Accounts payable and accrued liabilities	(687)	(397)	(615)
Accrued claims payable	(532)	1,564	261
Accrued reinsurance claims payable	1,098	1,236	783
Accrued pharmacy and laboratory costs payable	—	—	(10,469)
Income taxes payable	(1)	(15)	(13)
Other liabilities	—	(8)	(47)

Net cash (used in) provided by operating activities	(1,685)	2,487	(88)
Cash flows from investing activities:
Net proceeds from sale of property and equipment	3	—	—
Payment received on note for sale of property and equipment	4	4	509
Additions to property and equipment	(77)	(43)	(48)

Net cash (used in) provided by investing activities	(70)	(39)	461

Cash flows from financing activities:
Proceeds from the issuance of Common Stock	18	3	—
Repayment of debt	(13)	(2)	—

Net cash provided by financing activities	5	1	—

Net (decrease) increase in cash and cash equivalents	(1,750)	2,449	373
Cash and cash equivalents at beginning of year	5,340	2,891	2,518

Cash and cash equivalents at end of year	$3,590	$5,340	$2,891

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$182	$179	$177

Income taxes	$22	$16	$37

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 1 — Description of the Company’s Business

     Comprehensive Care Corporation (the “Company” or “CompCare”) is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the “Company” include Comprehensive Behavioral Care, Inc. (“CBC”) and subsidiary corporations. The Company, primarily through its wholly owned subsidiary, CBC, provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. The Company manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for its services includes both corporate and governmental entities. The Company’s services are provided primarily by unrelated vendors on a subcontract or subcapitated basis.

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

Revenue Recognition

     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company relies extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 87.4%, or $28.2 million, of revenue for the fiscal year ended May 31, 2003, 84.7%, or $23.4 million, of revenue for the fiscal year ended May 31, 2002, and 79.2%, or $14.4 million, of revenue for the fiscal year ended May 31, 2001. The balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

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

Premium Deficiencies

     Estimated future healthcare costs and expenses in excess of estimated future premiums are recorded as a loss when determinable. No such deficiencies existed at May 31, 2003 or May 31, 2002.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Cash and Cash Equivalents

     Cash in excess of daily requirements is invested in short-term investments with original maturities of three months or less. These investments aggregated $2.4 million and $2.6 million at May 31, 2003 and 2002, respectively. These investments are included in cash equivalents in the accompanying consolidated balance sheets.

Restricted Cash

     As of May 31, 2003 and 2002, non-current restricted accounts include $0.3 million of cash held in trust in connection with the Company’s Directors and Officers liability insurance policy. During Fiscal 2003, the Company surrendered one license held by an inactive Michigan subsidiary and, as a result, approximately $100,000 of previously restricted cash was released to the Company.

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

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” which establishes new standards for the treatment of goodwill and other intangible assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 31, 2001 and permits early adoption for companies with a fiscal year beginning after March 15, 2001. SFAS 142 prescribes that amortization of goodwill will cease as of the adoption date. The Company elected to adopt SFAS 142 effective June 1, 2001 and, as a result, there has been no amortization expense recorded during Fiscal 2003 or 2002 (see Note 10 – “Goodwill”). In accordance with SFAS 142, the Company had performed an impairment test within six months of the adoption date and determined that no impairment of goodwill had occurred as of such date. In addition, the Company performs an impairment test at least annually and whenever events and circumstances occur that might affect the carrying value of goodwill. The Company performed an annual impairment test as of May 31, 2003 and 2002 and determined that no impairment of goodwill had occurred as of such dates.

Extinguishment of Debt

     In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, “Reporting Results of Operations.” The Company adopted the provisions of SFAS 145 effective for its fiscal year ended May 31, 2003 and has reflected gains on settlement of debt as other income instead of as extraordinary items.

Accrued Claims Payable

     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of May 31, 2003. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Stock Options

     In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As permitted by SFAS 148, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s employee stock options plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended May 31,

	2003	2002	2001

	(in thousands except for per share information)
Net income (loss), as reported	$7,458	$(770)	$(1,117)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(179)	(15)	(15)

Pro forma net income (loss)	$7,279	$(785)	$(1,132)

Earnings (loss) per common share:
Basic – as reported	$1.91	$(0.20)	$(0.29)

Basic – pro forma	$1.86	$(0.20)	$(0.30)

Diluted – as reported	$1.72	$(0.20)	$(0.29)

Diluted – pro forma	$1.68	$(0.20)	$(0.30)

     The weighted average fair values of options granted were $0.72, $0.40, and $0.14 in Fiscal 2003, 2002, and 2001, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

     The fair value of these options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended May 31,

	2003	2002	2001

Volatility factor of the expected market price of the Company’s Common Stock	95.0%	95.0%	95.0%
Expected life (in years) of the options	5	5	5 and 4
Risk-free interest rate	4.0%	4.9%	5.8%
Dividend yield	0%	0%	0%

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     The fair value of options granted to non-employee consultants is being amortized to expense over the vesting period of the options.

Per Share data

     In calculating basic earnings (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the assumed exercise or conversion of all dilutive securities, such as options, warrants, and convertible debentures. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a net loss. The following table sets forth the computation of basic and diluted earnings (loss) per share in accordance with Statement No. 128, Earnings Per Share (amounts in thousands, except per share data):

	Fiscal Year Ended May 31,

	2003	2002	2001

Numerator:
Income (loss) before cumulative effect of change in accounting principle	$7,458	$(825)	$(1,117)
Cumulative effect of change in accounting principle	—	55	—

Numerator for diluted earnings (loss) per share available to Common Stockholders	$7,458	$(770)	$(1,117)

Denominator:
Weighted average shares	3,905	3,860	3,818
Effect of dilutive securities:
Employee stock options	437	—	—
Warrants	1	—	—

Denominator for diluted earnings per share-adjusted weighted average shares after assumed exercises	4,343	3,860	3,818

Basic earnings per share:
Income (loss) before cumulative effect of change in accounting principle	$1.91	$(0.21)	$(0.29)
Cumulative effect of change in accounting principle	—	0.01	—

Net income (loss)	$1.91	$(0.20)	$(0.29)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$1.72	$(0.21)	$(0.29)
Cumulative effect of change in accounting principle	—	0.01	—

Net income (loss)	$1.72	$(0.20)	$(0.29)

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     The carrying amounts and fair values of the Company’s financial instruments at May 31, 2003 and 2002, are as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Amounts in thousands)
Assets
Cash and cash equivalents	$3,590	$3,590	$5,340	$5,340
Note receivable	159	159	163	163
Restricted cash	328	328	430	430
Liabilities
Long-term debt	$2,244	$2,328	$2,244	$1,534

Note 3 — Basis of Presentation

     The accompanying consolidated financial statements are prepared on a going concern basis. During the quarter ended February 28, 2003, the Company completed a settlement with the Internal Revenue Service (“IRS”) and reached an agreement with its former tax advisor with respect to the related tax advisor fees (see Note 13 – “Income Taxes”). Having concluded these settlements, the Company recorded a non-operating gain of $7.7 million during the quarter ended February 28, 2003, significantly reducing its working capital deficiency and stockholders’ deficit, which amount to $4.4 million and $5.0 million, respectively, as of May 31, 2003. The IRS settlement required the Company to make a cash payment in February 2003 of approximately $2.2 million, which was offset in part by $525,000 collected from its former tax advisor. As a result, net cash used in operations during the year ended May 31, 2003 amounted to $1.7 million, which approximates the decrease in cash and cash equivalents during such fiscal year.

     The Company is currently pursuing sources of financing on terms that would support the Company’s capital needs and provide available funds for working capital. Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to it during Fiscal 2004 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company. Further, the Company has incurred operating losses during each of the years ended May 31, 2003, 2002 and 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon its ability to continue to generate sufficient cash flow to meet its obligations on a timely basis, obtaining additional financing as may be required and, ultimately, attaining an operating profit. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 4 — Major Contracts/Customers

(1)	During the fiscal year ended May 31, 2003, the Company had three contracts with one HMO to provide behavioral healthcare services to Florida members. The combined revenue from these contracts accounted for 11.7%, or $3.8 million, of the Company’s operating revenues during the fiscal year ended May 31, 2003 compared to 17.0%, or $4.7 million, for the fiscal year ended May 31, 2002 and 17.6%, or $3.2 million, for the fiscal year ended May 31, 2001. This HMO has been our customer since November 1998. On September 24, 2002, the Company received a written, 90-day termination notice, dated September 20, 2002, from this client. As such, these contracts covering Florida members terminated effective January 1, 2003. Additionally, the Company has one major contract with an affiliate of this HMO (see Item 2 below).

(2)	The Company has one contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. For the fiscal year ended May 31, 2003, this contract represented approximately 9.0%, or $2.9 million, of the Company’s operating revenue compared to 12.7%, or $3.5 million and 3.2%, or $.6 million for the fiscal years ended May 31, 2002 and 2001, respectively. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program. During the fiscal years ended May 31, 2003 and 2002, the Company filed reinsurance claims totaling approximately $3.0 million and $3.8 million, respectively. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of May 31, 2003 and 2002, respectively, the Company has reported $0.4 million and $0.6 million as accounts receivable–managed care reinsurance contracts, with $3.1 million and $2.0 million reported as accrued reinsurance claims payable, in the accompanying balance sheet. In the event that the Company does not collect the amounts receivable related to reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. The difference between the reinsurance receivable amount and the reinsurance

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. This HMO has been a customer since March 2001. The original contract term ended December 31, 2002 and, in accordance with its terms, was automatically renewed for a one-year period ending December 31, 2003.

(3)	During the fiscal year ended May 31, 2003, the Company had one contract with one HMO, covering Medicaid, Medicare, and commercial business, to provide behavioral healthcare services to Florida members. This agreement represented approximately 15.6%, or $5.0 million, 21.4%, or $5.9 million, and 19.5%, or $3.5 million, of the Company’s operating revenue for the fiscal years ended May 31, 2003, 2002 and 2001, respectively. This HMO has been a customer since July 2000. On December 24, 2002, the Company entered into a contract with another HMO that acquired the existing client’s Medicaid business. As a result, the Company continues service to the Medicaid members through its new contract with the acquiring HMO that was effective January 1, 2003. Medicaid business from the new HMO client accounted for 8.5%, or $2.8 million, of the Company’s operating revenues during the fiscal year ended May 31, 2003. On December 31, 2002, the Company received a formal termination, effective February 28, 2003, from the existing HMO client with respect to the Medicare and commercial business. In addition, the acquiring HMO, whose contract with the Company is scheduled to renew in January 2004, has verbally advised the Company that it is evaluating whether to manage its members’ behavioral healthcare benefits “in house.”

(4)	The Company has contracts with one HMO to provide behavioral healthcare services to contracted commercial, Medicaid, and Children’s Health Insurance Program members in Texas. This business accounted for approximately 7.5%, or $2.4 million, 7.3%, or $2.0 million, and 3.7%, or $0.7 million, of the Company’s operating revenues during the fiscal years ended May 31, 2003, 2002 and 2001, respectively. This HMO has been a customer of the Company since November 1998. The original contract term was for one year and the contract provides for automatic one-year renewal terms. During Fiscal 2003, this HMO customer added Medicaid members that had been covered by another of the Company’s HMO customers that had been placed under conservatorship by the State of Texas. The combined contracts of both HMO customers, including the business transferred to the Company’s current Texas client during Fiscal 2003, represented approximately 11.9%, or $3.9 million, 12.2%, or $3.4 million, and 9.1%, or $1.7 million, of the Company’s operating revenues during the fiscal years ended May 31, 2003, 2002 and 2001, respectively.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Although the loss of the customer listed under (1) above and the commercial and Medicare business under (3) above could have a material, adverse effect on the Company’s financial condition and future results of operations, the Company believes that it has reduced its internal cost of servicing these accounts to minimize any effect on future results of operations.

In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

Note 5 — Accounts Receivable

Accounts receivable consists of the following:

	May 31,

	2003	2002

	(Amounts in thousands)
Managed care capitation contracts	$102	$281
Other trade	—	51

Total	$102	$332

The following table summarizes changes in the Company’s allowance for doubtful accounts for the years ended May 31, 2003, 2002 and 2001:

	Balance	Additions
	Beginning	Charged		Write-off of	Balance End
	of Year	To Expense	Recoveries*	Accounts	of Year

	(Amounts in thousands)
Year ended May 31, 2003	$8	$43	$—	$(24)	$27
Year ended May 31, 2002	$11	$(3)	$—	$—	$8
Year ended May 31, 2001	$13	$9	$—	$(11)	$11

*     Excludes $24,000 in 2003, $109,000 in 2002, and $448,000 in 2001 of recoveries from accounts previously written off.

     Recoveries are reflected on the Company’s statement of operations as a reduction to the provision for doubtful accounts.

Note 6 — Other Receivable

     Other receivable at May 31, 2002 represented $2.5 million advanced to the Company’s former tax advisor to prepare a federal income tax refund claim that is more fully described in Note 13 — “Income Taxes.” During the quarter ended February 28, 2003, the Company completed a settlement with the IRS and reached an agreement with its former tax advisor requiring the tax advisor to repay $525,000 to the Company, which was received in February 2003. As a result of the resolution to the IRS matter, the Company extinguished the tax liability and recorded a non-operating gain of approximately $7.7 million net of related expenses, including approximately $2.0 million of unrecovered fees paid to its former tax advisor.

     Note 7 – Other Current Assets

     Other current assets consist of the following:

	May 31,

	2003	2002

	(Amounts in thousands)
Accounts receivable – other	$138	$191
Prepaid insurance	314	295
Other prepaid fees and expenses	153	105

Total other current assets	$605	$591

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 8 — Property and Equipment

     Property and equipment consists of the following:

	May 31,

	2003	2002

	(Amounts in thousands)
Furniture and equipment	$3,480	$3,399
Leasehold improvements	49	49
Capitalized leases	54	32

	3,583	3,480
Less accumulated depreciation	(3,353)	(3,189)

Net property and equipment	$230	$291

Note 9 — Note Receivable

     Note receivable consists of the following:

	May 31,

	2003	2002

	(Amounts in Thousands)
8% promissory note, payable in monthly installments of approximately $1,400, with a $146,000 principal payment due at maturity on April 1, 2006	$159	$163
Less current maturities	(4)	(4)

	$155	$159

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

Note 10 — Goodwill

     As a result of the adoption of SFAS 142, effective June 1, 2001, no amortization expense was recorded during the fiscal years ended May 31, 2003 or 2002 compared to approximately $72,000 of amortization expense recorded during the fiscal year ended May 31, 2001. SFAS 141 requires the elimination of any unamortized deferred credits related to an excess of fair value of acquired assets over cost from a business combination for which the acquisition date was before July 1, 2001 immediately upon adoption of SFAS 142. As of June 1, 2001, the Company had an unamortized deferred credit of $55,000 that related to an acquisition in 1996. As a result, the Company recognized $55,000 as the cumulative effect of a change in accounting principle during the quarter ended August 31, 2001.

     Changes in the carrying amount of goodwill are as follows:

	Fiscal Year ended May 31,

	2003	2002	2001

Balance as of the beginning of the fiscal year	$991,000	$936,000	$1,008,000
Amortization	—	—	(72,000)
Unamortized deferred credit written off and recognized in income	—	55,000	—

Balance as of the end of the fiscal year	$991,000	$991,000	$936,000

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     Prior to the adoption of SFAS 142, the Company amortized goodwill on a straight-line basis over estimated lives up to 20 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior years, the Company’s net loss would have been affected as follows (in thousands, except per share amounts):

	Fiscal Year Ended May 31,

	2003	2002	2001

Reported net income (loss)	$7,458	$(770)	$(1,117)
Add back: Goodwill amortization	—	—	72
Elimination: Cumulative effect of change in accounting principle	—	(55)	—

Adjusted net income (loss)	$7,458	$(825)	$(1,045)

Basic earnings (loss) per share:
Reported net income (loss)	$1.91	$(0.20)	$(0.29)
Goodwill amortization	—	—	0.02
Cumulative effect of change in accounting principle	—	(0.01)	—

Adjusted net income (loss)	$1.91	$(0.21)	$(0.27)

Diluted earnings (loss) per share:
Reported net income (loss)	$1.72	$(0.20)	$(0.29)
Goodwill amortization	—	—	0.02
Cumulative effect of change in accounting principle	—	(0.01)	—

Adjusted net income (loss)	$1.72	$(0.21)	$(0.27)

Weighted Average Common Shares Outstanding – basic	3,905	3,860	3,818

Weighted Average Common Shares Outstanding – diluted	4,343	3,860	3,818

Note 11 — Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

	May 31,

	2003	2002

	(Amounts in Thousands)
Accounts payable	$379	$316
Accrued salaries and wages	151	170
Accrued vacation	130	134
Accrued legal and audit	149	180
Payable to third-party intermediaries	—	1,025
Other accrued liabilities	1,026	1,038
Deferred compensation	1	28

	$1,836	$2,891

     At May 31, 2002, the amounts payable to third-party intermediaries included a $950,000 accrual related to the Medi-Cal matter that was settled during Fiscal 2003 (see Note 16 under “Other Commitments and Contingencies,” Item 4). Additionally, the May 31, 2002 amount included a $75,000 cost report reserve pertaining to the Company’s hospital business segment that was discontinued in Fiscal 1999. Such reserve was reversed into other non-operating income in Fiscal 2003 as management does not anticipate any further amounts being owed to hospital intermediaries in connection with the one remaining cost report.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 12 — Long-term Debt

     Long-term debt consists of the following:

	May 31,

	2003	2002

	(Amounts in Thousands)
7 1/2% convertible subordinated debentures due April, 2010, interest payable semi-annually in April and October*	$2,244	$2,244

*     The debentures are convertible into approximately 9,000 shares of Common Stock at a conversion price of $248.12 per share.

Note 13 — Income Taxes

     Provision for income taxes consists of the following:

	Year Ended May 31,

	2003	2002	2001

	(Amounts in thousands)
Current:
Federal	$—	$—	$—
State	20	1	35

	$20	$1	$35

     Reconciliation between the provision for income tax and the amount computed by applying the statutory Federal income tax rate (34%) to income (loss) before income tax is as follows:

	Year Ended May 31,

	2003	2002	2001

	(Amounts in thousands)
Income tax provision (benefit) at the statutory tax rate	$2,543	$(280)	$(317)
State income tax provision (benefit), net of federal tax effect	296	(33)	(37)
Non-taxable gain on IRS settlement	(3,733)	—	—
Non-deductible items	54	58	111
Benefit of net operating loss carryforward not recognized	840	255	243
Other, net	20	1	35

	$20	$1	$35

     Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	May 31,

	2003	2002

	(Amounts in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$730	$15,762
Alternative minimum tax credits	—	667
Payable to Third Party Intermediaries	—	361
Employee benefits and options	79	88
Other, net	186	283

Total Deferred Tax Assets	995	17,161
Valuation Allowance	(995)	(16,630)

Net Deferred Tax Assets	—	531

Deferred Tax Liabilities:
Other receivables	(--)	(531)

Total Deferred Tax Liabilities	(--)	(531)

Net Deferred Tax Assets	$0	$0

     The Company had filed an “Offer in Compromise” (“Offer”) with the Internal Revenue Service (“IRS”) to settle a tax dispute that began in August 1998 when the IRS notified the Company that it was disallowing $12.4 million of tax refunds previously received by the Company specific to its Fiscal 1985 and 1986 income tax returns as amended. Of such amount, approximately $12.1 million had been recorded as a liability, “unbenefitted tax refunds received,” pending resolution of the appropriateness of the net operating loss carryback, which gave rise to the refunds. In January 2003, the IRS accepted the Company’s Offer, which gave the Company the option of paying approximately $2.6 million over two

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

years or paying approximately $2.2 million within 90 days of the letter of acceptance in addition to a $50,000 down payment made by the Company at the time its Offer was submitted to IRS. In February 2003, the Company concluded the IRS settlement by making a cash payment of approximately $2.2 million to the IRS to fully settle the previously accrued tax liability of $12.1 million. Coincident with the IRS settlement, the Company reached an agreement with its former tax advisor requiring the tax advisor to refund $525,000 of the original $2.5 million of fees previously paid by the Company. The Company received the $525,000 refund in February 2003.

     As a result of the resolution of this matter, the Company extinguished the $12.1 million liability and recorded a non-operating gain in the quarter ended February 28, 2003 of approximately $7.7 million net of related expenses, including $2.0 million representing the unrecovered portion of the $2.5 million of fees previously paid to its tax advisor. The gain represented earnings per share of $1.97 (diluted earnings per share of $1.77). No taxable income resulted from the settlement of the liability.

     Additionally, the IRS settlement requires that the Federal net operating loss carryforwards of approximately $42.0 million resulting from losses incurred in fiscal years ended May 31, 1995 through May 31, 2001, and a minimum tax credit carryover of approximately $0.7 million, are no longer available to the Company. As a result, at May 31, 2003, the Company’s Federal net operating loss carryforwards total approximately $1.9 million resulting from losses incurred in the fiscal years ended May 31, 2002 and May 31, 2003, which expire in 2022 and 2023.

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

     After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at May 31, 2003 and 2002, was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

Note 14 — Employee Benefit Plan

     The Company offers a 401(k) Plan (the “Plan”), which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed one thousand hours of service are eligible to participate in the Plan. During Fiscal 2003, the Plan was modified to comply with recent Internal Revenue Service (“IRS”) guidelines. Each participant may contribute from 2% to 50% of his or her compensation to the Plan subject to limitations on the highly compensated employees to ensure the Plan is non-discriminatory. Company contributions are discretionary and are determined by the Company’s management. The Company’s employer matching contributions were approximately $9,000, $9,000, and $10,000 to the Plan in Fiscal 2003, 2002, and 2001, respectively.

Note 15 — Preferred Stock, Common Stock, and Stock Option Plans

Preferred Stock

     As of May 31, 2003, there are 18,740 remaining shares authorized and available to issue, and no outstanding shares of Preferred Stock. The Company is authorized to issue shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Common Stock

     Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at May 31, 2003:

Convertible debentures	9,044
Outstanding stock options	1,109,224
Possible future issuance under stock option plans	444,235

Total	1,562,503

Stock Option Plans

     The Company currently has two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (“Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants to the Company. Grants issued under the Plans may qualify as Incentive Stock Options (“ISOs”) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. Options for Non-statutory Stock Options (“NSOs”) may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 500,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of May 31, 2003, there were 315,500 options available for grant and there were 184,500 options outstanding, of which 49,750 options were exercisable, under the 2002 Incentive Plan. Additionally, as of May 31, 2003, there were 400 options available for grant and there were 867,225 options outstanding, of which 864,225 options were exercisable, under the 1995 Incentive Plan.

     The Company also has a non-qualified stock option plan for its outside directors (the “Directors’ Plan”). Each non-qualified stock option is exercisable at a price equal to the Common Stock’s fair market value as of the date of grant. Initial grants vest annually in 25% increments beginning on the first anniversary of the date of grant, provided the individual is still a director on those dates. Annual grants will become 100% vested as of the first annual meeting of the Company’s stockholders following the date of grant, provided the individual is still a director as of that date. Such annual grants include options granted to non-employee directors for service on the various committees of the Company’s Board of Directors. An optionee who ceases to be a director shall forfeit that portion of the option attributable to such vesting dates on or after the date he or she ceases to be a director. The maximum number of shares authorized for issuance under the Directors’ Plan is 250,000. As of May 31, 2003, there were 128,335 options available for grant and there were 57,499 options outstanding, of which 10,833 options were exercisable, under the Directors’ Plan.

     A summary of the Company’s stock option activity and related information for the years ended May 31 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding as of May 31, 2000	884,675	$1.19
Granted	181,000	0.29
Forfeited	(177,150)	2.05

Outstanding as of May 31, 2001	888,525	$0.84
Granted	38,000	0.45
Exercised	(11,250)	0.27
Forfeited	(12,100)	0.66

Outstanding as of May 31, 2002	903,175	$0.83
Granted	247,999	1.03
Exercised	(38,000)	0.48
Forfeited	(3,950)	2.40

Outstanding as of May 31, 2003	1,109,224	$0.88

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     A summary of options outstanding and exercisable as of May 31, 2003 follows:

		Weighted-	Weighted-
	Exercise	Average	Average		Weighted-Average
Options	Price	Exercise	Remaining		Exercise Price of
Outstanding	Range	Price	Contractual Life	Options Exercisable	Exercisable Options

334,500	$0.25 – $0.39	$0.27	7.13	334,500	$0.27
546,333	$0.50 – $0.61	$0.55	7.10	478,750	$0.55
127,666	$1.00 – $1.95	$1.51	9.58	10,833	$1.50
100,725	$3.5625 – $4.00	$3.93	5.53	100,725	$3.93

1,109,224		$0.88	7.25	924,808	$0.83

Note 16 — Commitments and Contingencies

Lease Commitments

     The Company leases certain facilities and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases was $0.6 million, $0.6 million, and $0.7 million for fiscal years 2003, 2002, and 2001, respectively.

     Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at May 31, 2003:

Fiscal Year	Operating Leases

(Amounts in thousands)
2004	$514
2005	354
2006	346
2007	45

Total minimum lease payments	$1,259

Other Commitments and Contingencies

(1)	Contracts with two existing clients require the Company to maintain performance bonds throughout the contract terms. At May 31, 2003, the Company maintained performance bonds of $1,200,000 and $600,000 in compliance with these requirements.

(2)	The Company would remain liable to perform the services covered under subcapitation agreements if the parties with which the Company subcapitates were unable to fulfill their responsibilities under such agreements.

(3)	The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company recently determined it would need to make a significant investment in its current information system or in a new information system that would better meet the future needs of the Company. As a result, the Company has entered into a Letter of Intent with Qualifacts Systems, Inc. (“Qualifacts) to design a new, customized management information system that will enable the Company to meet HIPAA requirements. The Company expects to incur approximately $0.4 million of costs to customize the Qualifacts system and activate the licenses needed for Qualifacts and other, related third-party software.

(4)	On February 19, 1999, the California Superior Court denied the Company’s Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. The Company owned

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

this facility until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as “outliers.”

In July 2002, the Company entered into a Repayment Agreement with the Department to resolve this liability, recorded at $950,000 at May 31, 2002, at a substantially reduced amount. The terms of the Repayment Agreement required the Company to either 1) pay one lump sum of $450,000 to the Department on or before September 1, 2002 or 2) beginning September 1, 2002, the Company would be required to make three monthly installment payments of $160,000 each, with the last payment being due on or before November 1, 2002, for a total of $480,000 as full and complete satisfaction of the outstanding liability. As of November 30, 2002, after making three installment payments to the Department of $160,000 each, the Company had fully satisfied its obligations under the terms of the settlement agreement. As a result, the Company recorded a non-operating gain of $470,000 on settlement of the liability during the quarter ended November 30, 2002.

     From time to time, the Company and its subsidiaries are also parties and their property is subject to ordinary, routine litigation incidental to their business, in which case claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management is not aware of any such lawsuits that could have a material adverse impact on the Company’s financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 17 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

FISCAL 2003	Quarter Ended
							Fiscal Year
	8/31/02	11/30/02	2/28/03		5/31/03		Total

	(Amounts in thousands, except per share data)
Operating revenues	$8,307	$8,631	$8,061		$7,268		$32,267

Gross profit	954	871	834		407		3,066

General and administrative expenses	888	952	771		848		3,459
Provision for (recovery of) doubtful accounts	(8)	(6)	19		15		20
Depreciation and amortization	68	63	37		27		195
Net gain on IRS settlement	—	—	(7,717)		—		(7,717)
Gain on settlement of other liability	—	(470)	—		—		(470)
Other expense	39	25	18		39		121

Net income (loss)	$(33)	$307 (a)	$7,706	(b)(c)	$(522	)(d)	$7,458

Earnings (loss) per share — basic	$(0.01)	$0.08	$1.97		$(0.13)		$1.91

Earnings (loss) per share — diluted	$(0.01)	$0.07	$1.71		$(0.13)		$1.72

Weighted Average Common Shares Outstanding — basic	3,879	3,898	3,908		3,929		3,905

Weighted Average Common Shares Outstanding — diluted	3,879	4,254	4,509		3,929		4,343

(a)	Includes a $470,000 gain on settlement of the Medi-Cal liability (see Note 16 – “Commitments and Contingencies”).

(b)	Includes the $7.7 million gain in settlement of the IRS matter (see Note 13 – “Income Taxes”).

(c)	Includes $88,000 of operating revenue related to a favorable cost report settlement that was completed during the fiscal year ended May 31, 2003 pertaining to the Company’s hospital business segment that was discontinued in Fiscal 1999.

(d)	Includes $75,000 of operating revenue related to the elimination of the Company’s reserve for cost report settlements (see (c) above).

FISCAL 2002	Quarter Ended
						Fiscal Year
	8/31/01	11/30/01		2/28/02	5/31/02	Total

	(Amounts in thousands, except per share data)
Operating revenues	$6,126	$6,470		$7,110	$7,919	$27,625

Gross profit	916	946		1,017	121	3,000

General and administrative expenses	826	873		874	971	3,544
Recovery of doubtful accounts	(14)	(71)		(3)	(24)	(112)
Depreciation and amortization	101	87		80	74	342
Other expense	4	24		20	3	51

Income (loss) before cumulative effect of change in accounting principle	(1)	33		46	(903)	(825)
Cumulative effect of change in accounting principle	55	—		—	—	55

Net income (loss)	$54 (a)	$33	(b)	$46	$(903)	$(770)

Basic and diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$—	$0.01		$0.01	$(0.23)	$(0.21)
Cumulative effect of change in accounting principle	0.01	—		—	—	0.01

Net income (loss)	$0.01	$0.01		$0.01	$(0.23)	$(0.20)

Weighted Average Common Shares Outstanding — basic	3,834	3,867		3,867	3,871	3,860

Weighted Average Common Shares Outstanding — diluted	3,989	3,988		4,187	3,871	3,860

(a)	Includes a $55,000 cumulative effect of change in accounting principle (see Note 10 – “Goodwill”).

(b)	Includes a $66,000 bad debt recovery specific to one contract that terminated in 1999

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.

PART III

     Items 10. executive officers and Directors of the company

     The executive officers and directors of the Company are as follows:

Name	Age	Position

Mary Jane Johnson	53	President(1)(2), Chief Executive Officer(1)(2), and Director(1)(2)
Robert J. Landis	44	Chairman of the Board of Directors(1)(2), Chief Financial Officer(1)(2), and Treasurer(1)(2)
Thomas Clay	55	Chief Development Officer(2)
Paul R. McCarthy	46	Chief Operating Officer(2)
Cathy J. Welch	43	Secretary(1)(2), Vice President of Finance/Controller(1)(2)
Eugene L. Froelich	61	Director(3)
Howard A. Savin	57	Director(3)

(1)	Comprehensive Care Corporation.

(2)	Comprehensive Behavioral Care, Inc. (Principal subsidiary of the Company).

(3)	Mr. Froelich and Dr. Savin are each independent directors, and Mr. Froelich is the Audit Committee Financial Expert as that term is defined under General Rules and Regulations under the Securities Exchange Act of 1934, as amended.

     MARY JANE JOHNSON, RN, MBA, age 53. Ms. Johnson has served as President and Chief Executive Officer since January 2000. In April 1999, Ms. Johnson was elected a Class I director with her current term expiring at the 2003 Annual Meeting. Since joining the Company in August 1996, Ms. Johnson has also served as Chief Operating Officer of Comprehensive Care Corporation, an appointment that was effective July 1999, and as Chief Executive Officer for the Company’s principal subsidiary, Comprehensive Behavioral Care, Inc., since August 1998. Ms. Johnson served as Executive Director for Merit Behavioral Care from 1993 to 1996. Ms. Johnson, a Registered Professional Nurse, has a Bachelors Degree in Nursing from the State University of New York and a Masters Degree in Business Administration from Adelphi University.

     ROBERT J. LANDIS, CPA, MBA, age 44. Mr. Landis has served as Chairman of the Board of Directors since January 2000 and as Chief Financial Officer and Treasurer since July 1998. In April 1999, Mr. Landis was elected a Class III director with his current term expiring at the 2004 Annual Meeting. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization, from November 1988 to July 1998. Mr. Landis also serves on the Board of Directors and on the audit committee of Global Axcess Corporation, a company that owns and operates automatic teller machines, whose common stock is publicly traded on the Over The Counter Bulletin Board. Mr. Landis, a Certified Public Accountant, received a Bachelors Degree in Business Administration from the University of Southern California and a Masters Degree in Business Administration from California State University at Northridge.

     THOMAS CLAY, MSW, age 55. Mr. Clay has been employed by CompCare since December 1999 and currently serves as the Chief Development Officer for Comprehensive Behavioral Care, Inc. (“CBC”) having served as President, Public Sector Services since June 2002. Mr. Clay previously served as CBC’s Senior Vice President of Clinical Operations from October 2000 through May 2002. During 1997, until joining the Company, Mr. Clay worked as a behavioral healthcare consultant specializing in adapting managed care technology to public sector services for providers and behavioral healthcare organizations. From January 1991 through July 1997, Mr. Clay served in a variety of executive positions for Tarrant County Mental Health Mental Retardation Services in Fort Worth, Texas. Mr. Clay received a Master of Social Work degree from Tulane University and a Bachelor of Arts Degree in Psychology from the University of Texas at Austin.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     PAUL R. MCCARTHY, Ph.D., age 46. Dr. McCarthy rejoined the Company in June 2002 to serve as Chief Operating Officer for Comprehensive Behavioral Care, Inc. From January 2000 through May 2002, Dr. McCarthy was employed by Cigna Behavioral Health (“Cigna”) in Tampa, Florida where as Director of Regional Operations he was responsible for the oversight of operational and financial aspects for two of Cigna’s largest operating units. Prior to joining Cigna, Dr. McCarthy was employed by the Company from February 1998 through January 2000. Dr. McCarthy has also served as Vice President of Quality Improvement and Outcomes Management for Green Spring Health Services/Magellan Health Services from February 1996 through February 1998. Dr. McCarthy holds a Masters Degree in Psychology from Villanova University and a Ph.D. from Pennsylvania State University.

     CATHY J. WELCH, CPA, age 43. Ms. Welch has been employed by the Company since February 1998, having served as Controller since February 1999 and Vice President of Finance and Controller since July 1999. In January 2000, Ms. Welch was appointed to the position of Corporate Secretary for the Company. Prior to her employment with CompCare, Ms. Welch served in a variety of financial positions for Columbia/HCA hospitals from November 1993 through June 1997. Ms. Welch, a Certified Public Accountant, received a Bachelor of Arts Degree in Business Administration from the University of South Florida.

     EUGENE L. FROELICH, CPA, age 61. In January 2003, the Board of Directors appointed Mr. Froelich to fill an existing vacancy for a Class II Director until the expiration date of the term for this director seat, which is currently the 2005 Annual Meeting. Additionally, Mr. Froelich is the Chairman of the Company’s Audit Committee and he is the Audit Committee Financial Expert as that term is defined under General Rules and Regulations under the Securities Exchange Act of 1934, as amended. He also serves on the Company’s Compensation Committee. Mr. Froelich has more than 30 years of financial experience and has served as an executive to several publicly held healthcare, entertainment, and high tech corporations and is currently working as a consultant in these industries. From April 2001 to October 2001, Mr. Froelich served as Chief Financial Officer of Futurelink Corp., a publicly traded company, engaged in the technology information sector. Futurelink Corp. had filed for protection under Chapter 11 of the federal bankruptcy code in August 2001 and, following such filing, Mr. Froelich voluntarily resigned his position with Futurelink Corp. From July 2000 to April 2001, Mr. Froelich was Chief Financial Officer of Wizshop.com, a private company, engaged in the Internet retail business. From 1998 to 2000, Mr. Froelich acted as an independent consultant and advisor to various corporations. During the period from 1989 to 1998, Mr. Froelich was Chief Financial Officer and Executive Vice President of Maxicare Health Plans, Inc. (“Maxicare”), a publicly traded corporation operating under Chapter 11 of the federal bankruptcy code at the time Mr. Froelich joined Maxicare in 1989.

     HOWARD A. SAVIN, Ph.D., age 57. In June 2002, Dr. Savin was appointed as a Class II director, with his current term expiring at the 2005 Annual Meeting, to fill an existing vacancy of the Board of Directors. Additionally, Dr. Savin is the Chairman of the Company’s Compensation Committee and he serves on the Company’s Audit Committee. Dr. Savin is currently Senior Vice President of Clinical Affairs at the Devereux Foundation, an organization engaged in providing high-quality human services to children, adults, and families with special needs that derive from behavioral, psychological, intellectual or neurological impairments. Dr. Savin has served the Devereux Foundation in this capacity since July 1995. From November 1993 to December 1994, Dr. Savin served as Vice President of Medco Behavioral Care Corp., which later became Merit Behavioral Health and Magellan. Dr. Savin holds a Masters Degree in Psychology from the University of Bridgeport and a Ph.D. from the University of Georgia.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 11. EXECUTIVE COMPENSATION

     The following provides certain information concerning compensation earned by the Company’s Chief Executive Officer and its other executive officers whose total salary and bonus for Fiscal 2003 exceed $100,000 (together, these persons are sometimes referred to as the “named executives”).

			Annual Compensation					Long-term Compensation

									Securities	Long-term
Fiscal						Other Annual		Restricted Stock	Underlying	Incentive	All Other
Year	Name and Position		Salary ($)	Bonus ($)		Compensation ($)		Award(s) ($)	Options/SARS (#)	Payouts ($)	Compensation ($)

2003	Mary Jane Johnson	President(1,2), Chief	175,000	—		6,500	(7)	—	50,000	—	445	(8)
2002	Mary Jane Johnson	Executive Officer(1,2), and	175,000	110,200	(4)	6,500	(7)	—	—	—	937	(8)
2001	Mary Jane Johnson	Director	175,000	50,000	(3)	11,517	(6)	—	50,000	—	1,314	(8)
2003	Robert Landis	Chairman of the Board of	172,981	15,250	(3)	5,700	(10)	—	50,000	—	908	(8)
2002	Robert Landis	Directors(1,2), Chief	175,000	59,945	(5)	6,500	(10)	—	—	—	888	(8)
2001	Robert Landis	Financial Officer(1,2),	175,000	50,000	(3)	3,000	(10)	—	50,000	—	741	(8)
		and Treasurer(1,2)
2003	Thomas Clay	Chief Development	117,692	—		1,800	(11)	—	20,000	—	993	(8)
2002	Thomas Clay	Officer(2)	111,000	2,550	(9)	19,386	(11)	—	10,000	—	611	(8)
2001	Thomas Clay		97,269	—		8,485	(11)	—	—	—	437	(8)
2003	Paul R. McCarthy	Chief Operating Officer(2)	118,154	20,001	(9)	—		—	20,000	—	1,197	(8)
2002	Paul R. McCarthy		—	—		—		—	—	—	—
2001	Paul R. McCarthy		—	—		—		—	—	—	—

(1)	Comprehensive Care Corporation.

(2)	Comprehensive Behavioral Care, Inc., Principal Subsidiary of the Company.

(3)	Represents actual payments made in connection with the stay bonus awards described under “Employment Agreements with Executives” below.

(4)	Represents $100,000 in actual payments made during Fiscal 2002 in connection with the stay bonus described under “Employment Agreements with Executives” below plus a non-cash stock bonus valued at $10,200.

(5)	Represents $50,000 in actual payments made during Fiscal 2002 in connection with the stay bonus described under “Employment Agreements with Executives” below plus a non-cash stock bonus valued at $9,945.

(6)	Represents a $2,400 car allowance and $9,117 in moving expenses in accordance to Ms. Johnson’s employment agreement.

(7)	Represents a car allowance in accordance to Ms. Johnson’s employment agreement.

(8)	Represents amounts contributed by the Company to the indicated person’s 401(k) Plan Account.

(9)	Represents a non-cash stock bonus.

(10)	Represents compensation expense for personal use mileage in accordance to Mr. Landis’ employment agreement.

(11)	Represents transitional living expenses paid to Mr. Clay.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

EMPLOYMENT AGREEMENTS WITH EXECUTIVES

     On February 7, 2003 the Company entered into a new employment agreement with Mary Jane Johnson, superceding the previous agreement signed in July of 1999. The new agreement commenced February 1, 2003, terminates May 31, 2006 and is subject to two 18-month extensions. Ms. Johnson’s employment agreement provides for her salary to increase from $175,000 to $205,000 per annum beginning June 1, 2003 and includes an annual performance bonus based on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). Such annual performance bonus shall be equal to the greater of 2 1/2% of the Company’s EBITDA, or $25,000. Ms. Johnson is provided an auto allowance of $250 biweekly as well as a policy of life insurance. In addition, the Company pays for a portion of Ms. Johnson’s health insurance and other group insurance premiums in accordance with the Company’s general benefit guidelines covering all full-time employees. Ms. Johnson’s employment agreement provides that in the event of a change in control of the Company, or in the case of termination without cause, Ms. Johnson will be paid a severance benefit equal to twenty four (24) months base salary, together with her performance bonus. Ms. Johnson is additionally eligible to receive a special transaction bonus should the company merge with or into another entity in which the Company is not the surviving entity, or if the Company sells all or substantially all of its assets and the special transaction is $5.0 million or greater. The special transaction bonus shall be an amount equal to 1% of the special transaction value in excess of $5.0 million. Effective with the 2003 Annual Meeting of Stockholders and annually coincident with such meetings, Ms. Johnson will be granted options to purchase 25,000 shares of the Company’s common stock. The options will bear an exercise price of the fair market value of the Company’s stock on the date of grant and will vest within one year of such date. Ms. Johnson’s employment agreement may be terminated by either party in accordance with its terms, which require written notification to the other party at least six months prior to the initial termination date or renewal termination date.

     On February 7, 2003, the Company entered into a new employment agreement with Robert J. Landis, superceding a predecessor agreement dated September 14, 1998. The new agreement commenced February 1, 2003, terminates May 31, 2006 and is subject to two 18-month extensions. Mr. Landis’ employment agreement provides for his salary to increase from $175,000 to $185,000 per annum beginning June 1, 2003 and includes an annual performance bonus based on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). Such annual performance bonus shall be equal to the greater of 2 1/2% of the Company’s EBITDA, or $20,000. In addition, the Company pays for a portion of Mr. Landis’ health insurance and other group insurance premiums in accordance with the Company’s general benefit guidelines covering all full-time employees. Mr. Landis is also provided with a policy of life insurance and a $250 biweekly auto allowance. Mr. Landis’ employment agreement provides that in the event of a change in control of the Company or in the case of termination without cause, Mr. Landis will be paid a severance benefit equal to twenty four (24) months base salary, together with his performance bonus. Mr. Landis is additionally eligible to receive a special transaction bonus should the company merge with or into another entity in which the Company is not the surviving entity, or if the Company sells all or substantially all of its assets and the special transaction is $5.0 million or greater. The special transaction bonus shall be an amount equal to 1% of the special transaction value in excess of $5.0 million. Effective with the 2003 Annual Meeting of Stockholders and annually coincident with such meetings, Mr. Landis will be granted options to purchase 25,000 shares of the Company’s common stock. The options will bear an exercise price of the fair market value of the Company’s stock on the date of grant and will vest within one year of such date. Mr. Landis’ employment agreement may be terminated by either party in accordance with its terms, which require written notification to the other party at least six months prior to the initial termination date or renewal termination date.

     On June 3, 2002, the Company entered into an employment agreement with Thomas Clay. Mr. Clay’s employment agreement provides for a salary at the rate of $120,000 per annum and includes a performance-based bonus not to exceed $20,000 per annum, which will be based 20% on individual performance and 80% on the Company’s financial performance against set criteria. Mr. Clay is provided with a policy of life insurance and the Company pays for a portion of Mr. Clay’s health insurance and other group insurance premiums in accordance with the Company’s general benefit guidelines covering all full-time employees. Mr. Clay’s employment agreement provides that, in the event of a change in control of the Company as defined, Mr. Clay will be paid a severance benefit equal to six (6) months base salary or, in the case of termination without cause, Mr. Clay will be paid a severance benefit equal to three (3) months base salary. Mr. Clay’s employment

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

agreement continues unless terminated by either party in accordance with the terms of the employment agreement.

     On June 3, 2002, the Company entered into an employment agreement with Paul R. McCarthy, Ph.D. Dr. McCarthy’s employment agreement provides for a salary at the rate of $120,000 per annum and includes a performance-based bonus not to exceed $20,000 per annum, which will be based 20% on individual performance and 80% on the Company’s financial performance against set criteria. Dr. McCarthy is provided with a policy of life insurance and the Company pays for a portion of Dr. McCarthy’s health insurance and other group insurance premiums in accordance with the Company’s general benefit guidelines covering all full-time employees. Dr. McCarthy’s employment agreement provides that, in the event of a change in control of the Company as defined, Dr. McCarthy will be paid a severance benefit equal to six (6) months base salary or, in the case of termination without cause, Dr. McCarthy will be paid a severance benefit equal to three (3) months base salary. Dr. McCarthy’s employment agreement continues unless terminated by either party in accordance with the terms of the employment agreement.

     Effective July 2, 1999, the Board awarded stay bonuses to Ms. Johnson and Mr. Landis in amounts not to exceed the greater of: $150,000 or 85% of the current base salary, and $125,000 or 83% of the current base salary, respectively, not payable unless each remained employed by the Company through December 31, 2000. Effective January 1, 2001, Ms. Johnson and Mr. Landis each were entitled to receive $150,000 and $145,250, respectively, in connection with these stay bonus awards. As an accommodation to the Company, the two executive officers consented to a deferral of the receipt of their stay bonus. During Fiscal 2001, Ms. Johnson and Mr. Landis each were paid $50,000. During Fiscal 2002, Ms. Johnson was paid $100,000 and Mr. Landis, $50,000. In the fiscal year ended May 31, 2003, Mr. Landis received $15,250 related to this bonus.

     Effective July 6, 2001, a restricted stock grant of 20,000 shares, 19,500 shares, and 5,000 shares of the Company’s Common Stock was made to Ms. Johnson, Mr. Landis, and Mr. Clay, respectively, and was included in Fiscal 2002 executive compensation. Such shares were valued at $0.51 per share, representing the fair market value of the Company’s Common Stock on July 6, 2001. During Fiscal 2003, Dr. McCarthy was awarded two restricted stock grants for a total of 20,001 shares of the Company’s Common Stock to be included in Fiscal 2003 executive compensation. The initial award was for 6,667 shares, valued at $1.50 per share, representing the fair market value of the Company’s Common Stock on June 3, 2002. The second award to Dr. McCarthy was for 13,334 shares, valued at $0.75 per share, representing the fair market value of the Company’s Common Stock on September 5, 2002.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

     In connection with the Company’s indemnification program for executive officers and directors, Ms. Johnson, Mr. Landis, Mr. Clay, and Dr. McCarthy as well as seven current, key management employees, directors, or subsidiary directors, nine former directors, and ten former executive officers, are entitled to indemnification and are beneficiaries of the officers and directors indemnification trust (as defined below).

     Upon written demand for payment by the person designated in the Trust Agreement as Beneficiary Representative accompanied by a “Notice of Qualification” (as defined below), the Trustee shall pay the person designated in the Trust Agreement (“Underwriter”) to administer the payments to the accounts of Indemnitees an amount not greater than the balance, if any, of the specified bookkeeping account (“Account”) recorded by the Trustee for each Indemnitee. A “Notice of Qualification” is a written statement by the Beneficiary Representative which (i) states the date and action on which the policyholder is obligated to Indemnitee(s) under the terms of the Indemnification Agreement, (ii) certifies that, pursuant to the terms of the Indemnification Agreement, the Indemnitees are entitled to payment thereunder as a result of the investigation, claim, action, suit or proceeding, and (iii) states the amount of the payment to which the Underwriter is entitled. Upon the receipt of a demand, the Trustee shall promptly inform the Company of such receipt, by courier delivery to the Company, of written notice thereof. Subject to any contrary order issued by a court of competent jurisdiction, a payment made pursuant to this Section may be made without the approval or direction of the Company, and shall be made despite any direction to the contrary by the Company. Prior to the time amounts are to be paid to the Underwriter or his designee from the Trust Fund as described above, Indemnitees have no preferred claim or beneficial ownership interest in trust funds, and their rights are merely unsecured contractual rights.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     The Company considers it desirable to provide each Indemnitee with specified assurances that the Company can and will honor the Company’s obligations under the Indemnification Agreements, including a policy of insurance to provide for directors and officers liability coverage.

Table II – Options Held at May 31, 2003

     The following tables present information regarding the number of unexercised options held by the Company’s named executives at May 31, 2003. No options were exercised by any named executive during Fiscal 2003. Further, no stock appreciation rights were granted or held by such persons during Fiscal 2003.

Option Grants In the Last Fiscal year

		Percent of Total	Exercise
		Options/SARS	or Base		Grant Date
		Granted to Employees	Price	Expiration	Present
Name	Options Granted	in Fiscal Year	($/Share)	Date	Value

Mary Jane Johnson	25,000	13.1%	$.51	11/07/12	$0.3771
	25,000	13.1%	$1.40	02/07/13	$1.0351
Robert J. Landis	25,000	13.1%	$.51	11/07/12	$0.3771
	25,000	13.1%	$1.40	02/07/13	$1.0351
Thomas Clay	10,000	5.2%	$.51	11/07/12	$0.3771
	10,000	5.2%	$1.95	02/26/13	$1.4417
Paul R. McCarthy*	10,000	5.2%	$.51	11/07/12	$0.3771
	10,000	5.2%	$1.95	02/26/13	$1.4417

*	Rejoined the Company effective May 28, 2002.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND AGGREGATED FISCAL YEAR-END OPTION VALUE

			Number of Securities	Value of
	Shares	Value	Underlying Unexercised	Unexercised In-the-money
	Acquired on	Realized	Options/SARs at FY End (#)	Options/SARs at FY End ($)
Name	Exercise (#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable(1)

Mary Jane Johnson	—	—	232,500/37,500	$514,018/$63,625
Robert J. Landis	—	—	278,125/37,500	$514,018/$63,625
Thomas Clay	—	—	32,500/15,000	$67,260/$19,950
Paul R. McCarthy (2)	—	—	5,000/15,000	$11,450/$19,950

(1)	Calculated on the basis of the closing sale price per share for the Company’s Common Stock on the Over The Counter Bulletin Board of $2.80 on May 30, 2003. Value was calculated on the basis of the difference between the option price and $2.80 multiplied by the number of shares of Common Stock underlying the respective options.

(2)	Rejoined the Company effective May 28, 2002.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company concerning the beneficial ownership of Common Stock as of May 31, 2003, by (i) all persons who are beneficial owners of five percent (5%) or more of the Common Stock, (ii) each director of the Company, and (iii) the executive officers named in the Summary Compensation Table included elsewhere herein, and (iv) all directors and executive officers as a group in accordance with Section 13(d)(3) under the general rules and regulations of the Securities and Exchange Commission (“SEC”) Act of 1934, as amended. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has, or shares, the power to vote such securities or to direct their investment. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

	Shares Beneficially	Percent of Common
Name of Beneficial Owner	Owned	Stock Outstanding

Mary Jane Johnson(2)	252,500	6.1%
Robert J. Landis(3)	308,125	7.3%
Thomas Clay(1)	37,500	*
Paul R. McCarthy(4)	25,001	*
Howard A. Savin(5)	10,833	*
Eugene L. Froelich(6)	—	*
All executive officers and directors As a group (7 persons)(4)	698,959	15.4%

*	Less than 1%.

(1)	Includes 5,000 shares of common stock held directly and 32,500 shares subject to options that are presently exercisable. Excludes 15,000 options that are not presently exercisable.

(2)	Includes 20,000 shares of common stock held directly and 232,500 shares subject to options that are presently exercisable. Excludes 37,500 options that are not presently exercisable.

(3)	Includes 30,000 shares of common stock held directly and 278,125 shares subject to options that are presently exercisable. Excludes 37,500 options that are not presently exercisable.

(4)	Includes 20,001 shares of common stock held directly and 5,000 shares subject to options that are presently exercisable. Excludes 15,000 options that are not presently exercisable.

(5)	Includes 10,833 options that are presently exercisable. Excludes 25,833 options that are not presently exercisable.

(6)	No options are presently exercisable. Excludes 20,833 options that are not presently exercisable.

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information with respect to the Company’s equity compensation plans (including individual compensation arrangements) under which equity securities of Comprehensive Care Corporation are authorized for issuance as of May 31, 2003:

	(a)	(b)	(c)

			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by shareholders	1,109,224	$0.88	444,235
Equity compensation plans not approved by shareholders*	92,500	3.48	—

Total	1,201,724	$1.08	444,235

*     Consists of warrants to purchase common stock of the Company issued to three consultants, in lieu of cash compensation, for services provided to the Company.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information relating to the employment agreements with executive officers, stock options, stay bonuses, stock grants, and other compensation, see the information included in Item 11 above. During the fiscal year ended May 31, 2003, two executive officers served on the Board of Directors of the Company and, also, on the Board of Directors for each of the Company’s wholly-owned subsidiary corporations.

Item 14. Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to filing this report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Annual Report on Form 10-K we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Scope of the Controls Evaluation. The evaluation made by our CEO and CFO of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Form 10-K. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In accordance with SEC requirements, our CEO and CFO each have confirmed that, since the date of the Controls Evaluation to the date of this Annual Report on Form 10-K, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements — Included in Part II of this report:
		Report of Independent Certified Public Accountants
		Consolidated Balance Sheets, May 31, 2003 and 2002
		Consolidated Statements of Operations, Years Ended May 31, 2003, 2002 and 2001
		Consolidated Statements of Stockholders’ Deficit, Years Ended May 31, 2003, 2002 and 2001
		Consolidated Statements of Cash Flows, Years Ended May 31, 2003, 2002 and 2001
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules: None.

     Other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

               3.     Exhibits:

Number	Description and Reference

3.1	Restated Certificate of Incorporation as amended.(5)
3.2	Restated Bylaws as amended July 20, 2000.(8)
4.1	Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible Subordinated Debentures.(1)
4.2	Form of Common Stock Certificate.(6)
10.1	Form of Stock Option Agreement.*(2)
10.2	Form of Indemnity Agreement as amended March 24, 1994.*(3)
10.3	Directors and Officers Trust dated February 27, 1995 between the Company and Mark Twain Bank.*(4)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Number	Description and Reference

10.4	Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998.(9)
10.5	Amended and Restated Non-Employee Director’s Stock Option Plan.*(5)
10.6	Employment agreement as amended February 7, 2003 between the Company and Robert J. Landis.*(7)
10.7	Employment agreement as amended February 7, 2003 between the Company and Mary Jane Johnson.*(7)
10.8	Employment agreement dated June 3, 2002 between the Company and Paul R. McCarthy.*(10)
10.9	Employment agreement dated June 3, 2002 between the Company and Thomas C. Clay.*(10)
10.10	Comprehensive Care Corporation 2002 Incentive Plan.(11)
14	Code of Business Conduct and Ethics (filed herewith).
21	List of the Company’s active subsidiaries (filed herewith).
23	Consent of Eisner LLP (filed herewith).
99.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1)	Filed as an exhibit to the Company’s Form S-3 Registration Statement No. 2-97160.

(2)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.

(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1994.

(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 1995.

(5)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 1995.

(6)	Filed with original filing of Registration Statement on Form S-1, dated January 29, 1997.

(7)	Filed as an exhibit to the Company’s Form 8-K dated February 7, 2003.

(8)	Filed as an exhibit to the Company’s Form 10-K for the Fiscal Year ended May 31, 2000.

(9)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.

(10)	Filed as an exhibit to the Company’s Form 8-K dated June 7, 2002.

(11)	Filed as an exhibit to the Company’s Form 8-K, dated September 20, 2002.

(b)	Reports on Form 8-K.

     1) The Company filed a current report on Form 8-K, dated March 3, 2003, to report under Item 5 that the Company had fully satisfied the “Offer in Compromise” with the Internal Revenue Service (IRS) and, additionally, that the Company reached a settlement agreement with its former tax advisor with respect to the fees previously paid by the Company to the advisor.

     2) The Company filed a current report on Form 8-K, dated May 8, 2003, to report under Item 5 that the Company’s Central U.S. Service Center, located in Bloomfield Hills, Michigan, was awarded a contract by the second largest Medicaid qualified health plan in Michigan.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, September 5, 2003.

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

Signature	Title	Date

/s/ MARY JANE JOHNSON	President, Chief Executive Officer, and Director	September 5, 2003

Mary Jane Johnson

/s/ ROBERT J. LANDIS	Chairman of the Board of Directors,	September 5, 2003
Chief Financial Officer, and Treasurer
Robert J. Landis	(Principal Financial and Accounting Officer)

/s/ HOWARD A. SAVIN	Director	September 5, 2003

Howard A. Savin

/s/ EUGENE L. FROELICH	Director	September 5, 2003

Eugene L. Froelich

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Exhibit Index

Fiscal Year Ended May 31, 2003

EXHIBIT		PAGE
NUMBER	DESCRIPTION	NUMBER

14	Code of Business Conduct and Ethics	51-57
21	List of the Company’s subsidiaries	58
23	Consent of Eisner LLP	59
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	60
31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	61
32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	62
32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	63