Form 10-Q
period 2003-08-31
COMPREHENSIVE CARE CORP
filed 2003-10-10
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended August 31, 2003.

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

Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Classes	Outstanding at October 6, 2003

Common Stock, par value $.01 per share	3,939,549

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Index

Page
PART I – FINANCIAL INFORMATION
Item 1—Consolidated Financial Statements
Consolidated Balance Sheets, August 31, 2003 and May 31, 2003	3
Consolidated Statements of Operations for the three months ended August 31, 2003 and 2002	4
Consolidated Statements of Cash Flows for the three months ended August 31, 2003 and 2002	5
Notes to Consolidated Financial Statements	6-11
Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17
Item 3—Quantitative and Qualitative Disclosures About Market Risk	17
Item 4—Controls and Procedures	17-18
PART II – OTHER INFORMATION
Item 1—Legal Proceedings	18
Item 6—Exhibits and Reports on Form 8-K	19
Signatures	20
Certifications	21-24

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

Consolidated Balance Sheets

	August 31,	May 31,
	2003	2003

	(unaudited)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,416	$3,590
Accounts receivable, less allowance for doubtful accounts of $27	257	75
Accounts receivable – managed care reinsurance contract	485	354
Other current assets	445	605

Total current assets	4,603	4,624
Property and equipment, net	284	230
Note receivable	154	155
Goodwill, net	991	991
Restricted cash	327	328
Other assets	46	51

Total assets	$6,405	$6,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,001	$1,836
Accrued claims payable	4,039	4,103
Accrued reinsurance claims payable	3,343	3,117
Income taxes payable	17	15

Total current liabilities	9,400	9,071

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	58	54

Total long-term liabilities	2,302	2,298

Total liabilities	11,702	11,369

Commitments and Contingencies (Note 5)
Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; none issued	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 3,939,049 and 3,936,549	39	39
Additional paid-in-capital	51,940	51,928
Deferred compensation	(10)	(16)
Accumulated deficit	(57,266)	(56,941)

Total stockholders’ deficit	(5,297)	(4,990)

Total liabilities and stockholders’ deficit	$6,405	$6,379

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three months Ended
	August 31,

	2003	2002

Operating revenues	$7,893	$8,307
Costs and expenses:
Healthcare operating expenses	6,852	7,353
General and administrative expenses	908	888
Recovery of doubtful accounts	(8)	(8)
Depreciation and amortization	27	68

	7,779	8,301

Operating income from continuing operations before items shown below	114	6
Other income (expense):
Gain on sale of assets	—	3
Loss on disposal of assets	—	(5)
Interest income	12	16
Interest expense	(48)	(46)
Other non-operating income	1	—

Income (loss) from continuing operations before income taxes	79	(26)
Income tax expense	17	7

Income (loss) from continuing operations	$62	$(33)
Loss from Discontinued Operations	(387)	—

Net loss attributable to common stockholders	$(325)	$(33)

Earnings (loss) per common share — basic:
Earnings (loss) from continuing operations	$0.02	$(0.01)
Loss from discontinued operations	(0.10)	—

Net loss	$(0.08)	$(0.01)

Earnings (loss) per common share — diluted:
Earnings (loss) from continuing operations	$0.01	$(0.01)
Loss from discontinued operations	(0.08)	—

Net loss	$(0.07)	$(0.01)

Weighted average common shares outstanding:
Basic	3,937	3,885

Diluted	4,725	3,885

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	August 31,

	2003	2002

	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$62	$(33)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	27	68
Compensation expense — stock and stock options issued	17	11
Gain on sale of assets	—	(3)
Loss on disposal of assets	—	5
Changes in assets and liabilities:
Accounts receivable	(182)	(6)
Accounts receivable — managed care reinsurance contract	(131)	(101)
Other current assets, restricted funds, and other non-current assets	74	(92)
Accounts payable and accrued liabilities	(121)	(433)
Accrued claims payable	(64)	(970)
Accrued reinsurance claims payable	226	402
Income taxes payable	2	4
Other liabilities	—	(2)

Net cash used in continuing operations	(90)	(1,150)
Net cash used in discontinued operations	—	—

Net cash used in continuing and discontinued operations	(90)	(1,150)

Cash flows from investing activities:
Net proceeds from sale of property and equipment	—	2
Payments received on note receivable	1	1
Additions to property and equipment	(80)	(18)

Net cash used in investing activities	(79)	(15)

Cash flows from financing activities:
Proceeds from issuance of Common Stock	1	—
Repayment of debt	(6)	(1)

Net cash used in financing activities	(5)	(1)

Net decrease in cash and cash equivalents	(174)	(1,166)
Cash and cash equivalents at beginning of year	3,590	5,340

Cash and cash equivalents at end of period	$3,416	$4,174

See accompanying notes

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 1 – Summary of Significant Accounting Policies

     The consolidated balance sheet as of August 31, 2003, and the related consolidated statements of operations and cash flows for the three months ended August 31, 2003 and 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended August 31, 2003 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

     The consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The balance sheet at May 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. Notes to consolidated financial statements included in Form 10-K for the year ended May 31, 2003 are on file with the Securities and Exchange Commission and provide additional disclosures and a further description of accounting policies.

     The Company’s financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties described in Note 2 — “Basis of Presentation.”

     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). Such agreements accounted for 87.7%, or $6.9 million, of revenue for the three months ended August 31, 2003 and 86.6%, or $7.2 million, of revenue for the three months ended August 31, 2002. The balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

Restricted Cash

     As of August 31, 2003 and May 31, 2003, non-current restricted accounts include $0.3 million of cash held in trust in connection with the Company’s Directors and Officers liability insurance policy.

Accrued Claims Payable

     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of August 31, 2003. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Stock Options

     In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As permitted by SFAS 148, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net income, as all options granted under the Company’s employee stock options plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Quarter Ended August 31,

	2003	2002

	(in thousands except for
	per share information)

Net loss, as reported	$(325)	$(33)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(40)	(9)

Pro forma net loss	$(365)	$(42)

Loss per common share:
Basic – as reported	$(0.08)	$(0.01)

Diluted – as reported	$(0.07)	$(0.01)

Basic – pro forma	$(0.09)	$(0.01)

Diluted – pro forma	$(0.08)	$(0.01)

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

	Three Months Ended
	August 31,

	2003	2002

Numerator:
Numerator for diluted earnings (loss) per share from continuing operations	$62	$(33)
Loss from discontinued operations	(387)	—

Net loss attributable to common stockholders	$(325)	$(33)

Denominator:
Weighted average shares	3,937	3,885
Effect of dilutive securities:
Employee stock options	782	—
Warrants	6	—

Denominator for diluted earnings (loss) per share-adjusted weighted average shares after assumed conversions	4,725	3,885

Basic loss per share:
Income (loss) from continuing operations	$0.02	$(0.01)
Loss from discontinued operations	(0.10)	—

Net loss	$(0.08)	$(0.01)

Diluted loss per share:
Income (loss) from continuing operations	$0.01	$(0.01)
Loss from discontinued operations	(0.08)	—

Net loss	$(0.07)	$(0.01)

Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at August 31, 2003:

Convertible debentures	9,044
Outstanding stock options	1,105,724
Possible future issuance under stock option plans	445,235

Total	1,560,003

Note 2 — Basis of Presentation

     The accompanying consolidated financial statements are prepared on a going concern basis. During the fiscal quarter ended August 31, 2003, net cash used in operations amounted to $90,000. Additionally, the Company used $80,000 in investing activities, which include amounts paid in connection with the Company’s ongoing implementation of its new, customized management information system. The Company’s capital needs during Fiscal 2004 will include additional amounts required to implement this system, which is expected to cost approximately $0.4 million in total and will enable to the Company to meet HIPAA requirements, streamline the Company’s entire clinical and claims functions, and offer service improvements to the Company’s participating providers. Additionally, the Company may be required to repay approximately $0.3 million to Medicare within the current fiscal year in connection with one Medicare cost report settlement (see Note 4 – “Discontinued Operations”). As of August 31, 2003, the Company had a working capital deficiency of $4.8 million and a stockholders’ deficit of $5.3 million. The Company is currently pursuing sources of financing on terms that would support the Company’s capital needs and provide available funds for working capital during Fiscal 2004. Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to it during Fiscal 2004 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon its ability

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

to continue to generate sufficient cash flow to meet its obligations on a timely basis, obtaining additional financing as may be required and, ultimately, sustaining an operating profit. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 3 — Major Customers/Contracts

(1)	Beginning January 1, 2003, the Company contracted with a new HMO client to provide behavioral healthcare services to contracted Medicaid members in Florida. This business accounted for 23.3%, or $1.8 million, of the Company’s operating revenues during the fiscal quarter ended August 31, 2003. This contract with the Company is scheduled to renew in January 2004, but we have received verbal advice from this HMO that it is evaluating whether to manage its members’ behavioral healthcare benefits “in house.” During the prior fiscal year, such Medicaid members were serviced by the Company through its contract with another HMO whose agreements with the Company covered Medicaid, Medicare, and commercial members and represented a combined 23.3%, or $1.9 million, of the Company’s operating revenue for the fiscal quarter ended August 31, 2002. On December 31, 2002, the Company received a formal termination, effective February 28, 2003, from the prior HMO client with respect to the Medicare and commercial business.

(2)	The Company has one contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. This agreement represented approximately 9.9%, or $0.8 million and 9.0%, or $0.7 million, of the Company’s operating revenue for the quarters ended August 31, 2003 and 2002, respectively. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program for the purpose of paying providers. During the quarters ended August 31, 2003 and 2002, the Company filed reinsurance claims totaling approximately $0.6 million and $0.9 million, respectively. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of August 31, 2003 and May 31, 2003, respectively, the Company has reported $0.5 million and $0.4 million as accounts receivable–managed care reinsurance contracts, with $3.3 million and $3.1 million reported as accrued reinsurance claims payable, in the accompanying balance sheet. In the event that the Company does not collect the amounts receivable related to reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. The difference between the reinsurance receivable amount and the reinsurance payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. This HMO has been a customer since March 2001. The original contract term ended December 31, 2002 and, in accordance with its terms, was automatically renewed for a one-year period ending December 31, 2003.

(3)	The Company has contracts with one HMO to provide behavioral healthcare services to contracted commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members in Texas. This business accounted for approximately 14.2%, or $1.1 million, and 11.9%, or $1.0 million, of the Company’s operating revenues during the fiscal quarters ended August 31, 2003 and 2002, respectively. Under recently passed legislation, the benefits available to Texas CHIP recipients have been significantly reduced and, as a result, the Company and this HMO customer have agreed to amend their current contract covering CHIP members to reflect a reduced fee and benefit arrangement. For each of the three months ended August 31, 2003 and 2002, this CHIP business accounted for operating revenues of approximately $0.6 million, or 7.9% and 6.9%, respectively. The CHIP legislation is subject to pending bills that, if passed, could restore some of the benefits to these programs. The Company continues to closely monitor developments in Texas and is taking steps necessary to decrease operating costs to offset the expected revenue reductions, although the Company cannot currently predict the full financial impact that these changes will have on its business and we may be unable to reduce our costs to a level that would allow us to maintain current gross margins specific to our Medicaid and CHIPS programs. This HMO has been a customer of the Company since November 1998. The original contract term was for one year and the contract provides for automatic one-year renewal terms.

(4)	During the prior fiscal year, the Company had three contracts with one HMO to provide behavioral healthcare services to Florida members. The combined revenue from these contracts accounted for 18.4%, or $1.5 million, of

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

the Company’s operating revenues during the fiscal quarter ended August 31, 2002. These contracts covering Florida members terminated effective January 1, 2003. Additionally, the Company has one major contract with an affiliate of this HMO (see Item 2 above).

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

Note 4 – Discontinued Operations

     Results for the quarter ended August 31, 2003 include a change in estimate resulting in a net charge of approximately $387,000 that has been included under Discontinued Operations in the accompanying financial statements. Such charge is primarily due to the Company’s Fiscal 1999 Medicare cost report for its Aurora, Colorado psychiatric hospital that was owned by the Company until its disposal on March 11, 1999, which completed the Company’s plan to dispose of its hospital business segment. The Fiscal 1999 cost report had recently been under audit by the Medicare fiscal intermediary in the normal course of completing the final settlement for Fiscal 1999. Prior to the intermediary’s completion of the audit, management reviewed proposed adjustments with the Medicare fiscal intermediary and separately with the Company’s cost report consultant. After filing the Company’s response to the proposed adjustments, which included documentation that was accepted by the Medicare intermediary, thereby allowing the intermediary to reverse specific adjustments that would have been unfavorable, and based on continuing discussions with the Medicare intermediary, management believed that no liability existed in relation to this Fiscal 1999 cost report. However, in late September 2003, the Company received notice from the Medicare fiscal intermediary that the intermediary had completed its audit and that various audit adjustments made by the intermediary would result in approximately $400,000 being due back to the Medicare program specific to Fiscal 1999.

     The Company is currently reviewing the audit adjustments to determine if it may have grounds for an appeal. However, management believes it is probable that Medicare will require the Company to repay the full amount of approximately $400,000 specific to Fiscal 1999 less approximately $100,000 in Medicare refunds that are currently due the Company in connection with the Fiscal 1995 and 1996 Medicare cost report settlement specific to the same Aurora, Colorado hospital. Such refunds, of which $13,000 has been recorded in the current quarter and the balance of which had been recorded in the fiscal year ended May 31, 2003, are currently being withheld by the intermediary as an offset to the Fiscal 1999 Medicare overpayment. The Company plans to request an installment payment plan from Medicare, in which case interest would be payable at the current statutory rate. If it is determined that no Medicare installment plan is available to the Company, a lump sum payment in the amount of approximately $300,000 would be due to Medicare during the Company’s fiscal quarter ending November 30, 2003. Such amount is included in accounts payable and accrued expenses in the accompanying balance sheet at August 31, 2003.

Note 5 — Commitments and Contingencies

(1)	Contracts with two existing clients require the Company to maintain performance bonds throughout the contract terms. At August 31, 2003, the Company maintained performance bonds of $1,200,000 and $600,000 in compliance with these requirements.

(2)	The Company would remain liable to perform the services covered under subcapitation agreements if the parties with which the Company subcapitates were unable to fulfill their responsibilities under such agreements.

(3)	Related to the Company’s discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Management believes that the Company’s Fiscal 1998 and 1999 cost reports remain eligible for re-opening at some future date, in which case the intermediary may determine that additional amounts are due to or from Medicare.

(4)	The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

of HIPAA, the Company recently determined it would need to make a significant investment in its current information system or in a new information system that would better meet the future needs of the Company. As a result, the Company has entered into a Letter of Intent with Qualifacts Systems, Inc. (“Qualifacts) to design a new, customized management information system that will enable the Company to meet HIPAA requirements. The Company expects to incur approximately $0.4 million of costs to customize the Qualifacts system and activate the licenses needed for Qualifacts and other, related third-party software.

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

Results of Operations

     The Company reported income from continuing operations of $62,000, or $0.02 basic earnings per share ($0.01 diluted earnings per share), and a net loss of $325,000, or $0.08 basic loss per share ($0.07 diluted loss per share), for the quarter ended August 31, 2003 compared to the loss from continuing operations and net loss of $33,000, or $0.01 loss per share (basic and diluted), for the quarter ended August 31, 2002.

     Results for the quarter ended August 31, 2003 include a change in estimate resulting in a net charge of approximately $387,000 that has been included under Discontinued Operations in the unaudited, consolidated financial statements for the quarter ended August 31, 2003 (See Note 4 – “Discontinued Operations” to the unaudited, consolidated financial statements).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     The following tables summarize the Company’s operating results from continuing operations for the three months ended August 31, 2003 and 2002 (in thousands):

The three months Ended August 31, 2003 Compared To The three months Ended August 31, 2002:

	Consolidated	Consolidated
	Continuing	Continuing
	Operations	Operations
	Fiscal 2004	Fiscal 2003

Operating revenues	$7,893	$8,307
Healthcare operating expenses	6,852	7,353
General/administrative expenses	908	888
Other operating expenses	19	60

	7,779	8,301

Operating income	$114	$6

     The Company reported income from continuing operations of $62,000, or $0.02 basic earnings per share ($0.01 diluted earnings per share), operating income of $114,000, and a net loss of $325,000, or $0.08 basic loss per share ($0.07 diluted loss per share), for the quarter ended August 31, 2003 compared to a net loss of $33,000, or $0.01 loss per share (basic and diluted), and operating income of $6,000 for the quarter ended August 31, 2002. Operating revenues decreased by 5.0%, or approximately $0.4 million, to $7.9 million for the quarter ended August 31, 2003 compared to $8.3 million for the quarter ended August 31, 2002. This decrease is primarily attributable to the loss of one major customer in Florida that accounted for $1.5 million of revenue during the fiscal quarter ended August 31, 2002. However, this decrease was partially offset by the addition of two new customers in Indiana and one new customer in Michigan.

     Healthcare operating expenses decreased by approximately $0.5 million, or 6.8%, for the quarter ended August 31, 2003 as compared to the quarter ended August 31, 2002. This decrease is directly attributable to the loss of revenue as described above. Healthcare operating expense as a percentage of operating revenue decreased by 1.7%, from 88.5% for the quarter ended August 31, 2002 to 86.8% for the quarter ended August 31, 2003. This decrease is primarily due to the termination in January 2003 of one major contract that consistently returned a high medical loss ratio.

     General and administrative expenses increased by $20,000, or 2.3%, for the quarter ended August 31, 2003 as compared to the quarter ended August 31, 2002. This increase is primarily attributable to increased usage of outside professional services during Fiscal 2004. General and administrative expense as a percentage of operating revenue increased from 10.7% for the quarter ended August 31, 2002 to 11.5% for the quarter ended August 31, 2003.

     Other operating expenses decreased by $41,000 for the quarter ended August 31, 2003 compared to the quarter ended August 31, 2002. This decrease is directly attributable to a reduction in depreciation expense as a result of specific assets being fully depreciated.

Seasonality of Business

     Historically, we have experienced consistently low utilization during our first fiscal quarter, which comprises the months of June, July, and August, and increased utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

     During the fiscal quarter ended August 31, 2003, net cash used in operations amounted to $90,000. Additionally, we made installment payments totaling $80,000 to one vendor in connection with the ongoing implementation of the Company’s new, customized management information system. Our capital needs during Fiscal 2004 will include additional amounts required to implement this system, which is expected to cost approximately $0.4 million in total and will enable us to meet HIPAA requirements, streamline our entire clinical and claims functions, and offer service improvements to our participating providers. Additionally, we may be required to repay approximately $0.3 million to Medicare within the current fiscal year in connection with one Medicare cost report settlement (see Note 4 – “Discontinued Operations” to the unaudited, consolidated financial statements). As of August 31, 2003, the Company has a working capital deficiency of $4.8 million and a stockholders’ deficit of $5.3 million. We are currently pursuing sources of financing on terms that would support our future capital needs and provide available funds for working capital in Fiscal 2004. We cannot state with any degree of certainty whether any required additional equity or debt financing will be available to us during Fiscal 2004 and, if available, that the source of financing would be available on terms and conditions acceptable to us. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon our ability to continue to generate sufficient cash flow to meet our obligations on a timely basis, obtaining additional financing as may be required and, ultimately, sustaining an operating profit.

     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate. However, actual results could differ from the $4.0 million claims payable amount reported as of August 31, 2003.

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

     We believe the following significant accounting policies involve our most significant judgments and estimates that are material to our consolidated financial statements:

     Accrued Claims Payable — The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of August 31, 2003. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate.

     Revenue Recognition — Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we rely extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 87.6%, or $6.9 million, of revenue from continuing operations for the fiscal quarter ended August 31, 2003. The balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Concentration of Risk

     We currently have contracts with three health plans to provide behavioral healthcare services under commercial, Medicaid, and CHIP plans to contracted members in Connecticut, Florida, and Texas. These combined contracts represent approximately 47.4% and 62.6% of our operating revenue for the fiscal quarters ended August 31, 2003 and 2002, respectively, and include contracts that terminated effective January 1, 2003, which accounted for a combined 18.4% of our operating revenue for the fiscal quarter ended August 31, 2002 (see Note 3(4) to the unaudited, consolidated financial statements – “Major Customers/Contracts”), and agreements that terminated effective February 28, 2003, which accounted for 6.0% of our operating revenues during the fiscal quarter ended August 31, 2002 (see Note 3(1) to the unaudited, consolidated financial statements – “Major Customers/Contracts”). One HMO, whose contract with the Company accounted for approximately $1.8 million, or 23.3%, of our operating revenue for the quarter ended August 31, 2003 and is scheduled to renew in January 2004, has verbally advised us that it is evaluating whether to manage its members’ behavioral healthcare benefits “in house” (see Note 3(1) to the unaudited, consolidated financial statements – “Major Customers/Contracts”). We have not received a formal termination notice, nor has the customer advised the Company of a date by which it will make known its decision. However, at this point in time, we believe there exists a greater risk of non-renewal of this contract, the realization of which rests solely with our customer. Although the loss of this customer could have a material, adverse effect on the Company’s financial condition and future results of operations, we believe the Company will be able to reduce its internal cost of servicing this account to minimize any effect on future results of operations. In general, the terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of any one of these customers or changes in any of these State’s Medicaid reimbursement rules could have a material, adverse effect on our working capital and future results of operations (see “Medicaid and Other State Funded Programs” below).

History of Operating Losses – Uncertainty of Future Profitability

     For each of the fiscal years ending May 31, 2003, 2002 and 2001, we had operating losses of approximately $608,000, $774,000 and $1,163,000, respectively. The report of the Company’s independent auditors with respect to their examination of the Company’s financial statements for the years ended May 31, 2003 and 2002 contains an explanatory paragraph relating to the preparation of the Company’s financial statements on a “going concern” basis and states that the Company’s working capital deficiency and stockholder’s deficit raise substantial doubt about its ability to continue as a going concern. At August 31, 2003, the Company’s total current liabilities exceeded its total current assets by approximately $4.8 million and it had an accumulated deficit of approximately $57.3 million, with a total stockholders deficit of approximately $5.3 million. While our management has addressed the conditions giving rise to the going concern uncertainty, there is no certainty that we will be successful in implementing any of the plans

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

of management to restore us to profitability, to achieve and maintain positive cash flow on an ongoing basis, or otherwise to ensure that we will be able to continue as a going concern.

Costs of Care — Estimated Claims Incurred But Not Reported

     Our costs of care include estimated amounts for claims incurred but not yet reported (“IBNR”) to us. The IBNR is estimated using an actuarial paid completion factor methodology and other statistical analyses that we continually review and adjust, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results may differ materially from the estimated amounts reported.

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

Uncertainties Related to Pricing, Healthcare Reform, and Related Matters

     Managed care operations are at risk for costs incurred to supply agreed upon levels of service. Failure to anticipate or control costs could have material, adverse effects on the Company. Additionally, the business of providing services on a full-risk capitation basis exposes us to the additional risk that contracts negotiated and entered into may ultimately be determined to be unprofitable if utilization levels require us to deliver and provide services at capitation rates which do not account for or factor in such utilization levels.

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

Medicaid and Other State funded Programs

     As of August 31, 2003, we managed approximately 803,000 lives in connection with behavioral and substance abuse services covered through Medicaid in Connecticut, Florida, Michigan and Texas. Any changes in Medicaid reimbursement could ultimately affect the Company through contract bidding and cost structures with the health plans first impacted by such changes. The State of Texas has passed legislation that has reduced the amount of funds allocated to our clients to cover behavioral healthcare services to Medicaid and Children’s Health Insurance Program (“CHIP”) recipients in the State of Texas. Such legislation is subject to pending bills that, if passed, could restore some of the benefits to these programs. Under the recently passed legislation, the outpatient behavioral healthcare benefits available to adult Medicaid and CHIP recipients will be provided by the HMOs and their subcontractors, including the Company, on a very limited basis while the inpatient benefits for CHIP recipients may not be covered by the HMOs and their subcontractors. For the fiscal quarter ended August 31, 2003, we had operating revenue of $1.0 million and $1.4 million, respectively, specific to contracts covering Texas CHIP and Texas Medicaid recipients. These changes to Texas Medicaid and CHIP programs could have a material, adverse impact on our operations. Two current clients have notified us that they will not continue the CHIP portion of their contracts beyond August 31, 2003. However, another current client has negotiated an arrangement with us to continue to service their CHIP members under a reduced fee and benefit arrangement. We continue to closely monitor developments in Texas and we are taking steps necessary to decrease operating costs to offset the expected revenue reductions, although we currently cannot predict the full financial impact that these changes will have on our business and we may be unable to reduce our costs to a level that would allow us to maintain current gross margins specific to our Medicaid and CHIPS programs.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Seasonality of Business

     Historically and during Fiscal 2003, we have experienced consistently low utilization during our first fiscal quarter, which comprises the months of June, July, and August, and increased utilization during our fourth fiscal quarter, which comprises the months of March, April, and May. Such variations in utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter.

Regulatory compliance

     We are subject to extensive and evolving state and federal regulations relating to the nation’s mental health system as well as changes in Medicaid and Medicare reimbursement that could have an effect on the profitability of our contracts. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably among states. As a result, CompCare may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services.

     We hold licenses or certificates to perform utilization review and third party administrator (“TPA”) services in certain states. Certain of the services provided by our managed behavioral healthcare subsidiaries may be subject to such licensing requirements in other states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that CompCare will qualify to obtain such licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, our business could be materially affected until such time as we are able to meet the regulatory requirements. Currently, we cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

     We are subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, we will incur costs to insure the adequacy and security of our healthcare information system and communication networks. Additionally, we will incur costs to implement a new clinical information system that will process the specific transaction codes required by HIPAA for claims, payment, enrollment, eligibility, or to become compliant with security and privacy rules, which may be more stringent for providers of certain behavioral healthcare services. The expected timetable for us to be compliant is currently October 15, 2003 for transaction code changes due to our October 2002 filing of a formal compliance plan. The Company has met the deadline for compliance with the privacy rules, which was April 14, 2003. Additionally, we have filed our Electronic Health Care Transactions and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services. While these efforts will be ongoing, we expect to meet all compliance rules and timetables with respect to the HIPAA regulations. Failure to do so may result in penalties and have a material adverse effect on the Company’s ability to retain its customers or to gain new business.

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

Shares Eligible for Future Sale

     As of October 6, 2003, the Company has issued 1,102,724 options, with exercise prices ranging from $0.25 to $4.00. A total of 846,083 options are exercisable and “in the money” as of October 6, 2003 and, accordingly, could be exercised and resold by optionees.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Anti-takeover Provisions

     The Company’s Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by our Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of August 31, 2003, there are 18,740 remaining shares authorized and available to issue, and no outstanding shares of Preferred Stock. The Company’s Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company’s stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions that result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of our Common Stock or the possibility of sale of shares to an acquiring person.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     While we currently have market risk sensitive instruments, we have no significant exposure to changing interest rates as the interest rate on our long-term debt is fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes and our investments are generally limited to cash deposits.

Item 4. Controls and Procedures

Evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to filing this report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the quarterly report on Form 10-Q we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Scope of the Controls Evaluation. The evaluation made by our CEO and CFO of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Form 10-Q. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

In accordance with SEC requirements, our CEO and CFO each have confirmed that, since the date of the Controls Evaluation to the date of this quarterly report on Form 10-Q, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II – OTHER INFORMATION

Item 1 — LEGAL PROCEEDINGS

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 6 – Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER	DESCRIPTION
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K —

None.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

October 10, 2003

	By	/s/ MARY JANE JOHNSON Mary Jane Johnson President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS Robert J. Landis Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)