Form 10-Q
period 2003-11-30
COMPREHENSIVE CARE CORP
filed 2004-01-09
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2003.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

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

Yes [X] No [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Classes	Outstanding at January 5, 2004

Common Stock, par value $.01 per share	4,643,049

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Index

Page
PART I – FINANCIAL INFORMATION
Item 1—Consolidated Financial Statements
Consolidated Balance Sheets, November 30, 2003 and May 31, 2003	3
Consolidated Statements of Operations for the Three and Six months ended November 30, 2003 and 2002	4
Consolidated Statements of Cash Flows for the Six months ended November 30, 2003 and 2002	5
Notes to Consolidated Financial Statements	6-11
Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18
Item 3— Quantitative and Qualitative Disclosures About Market Risk	18
Item 4—Controls and Procedures	18-19
PART II – OTHER INFORMATION
Item 1— Legal Proceedings	20
Item 2—Changes in Securities and Use of Proceeds	20
Item 6— Exhibits and Reports on Form 8-K	20
Signatures	21
Certifications	22-25

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

      PART I. – FINANCIAL INFORMATION

      Item 1 – Consolidated Financial Statements

Consolidated Balance Sheets

	November 30,	May 31,
	2003	2003

	(unaudited)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,796	$3,590
Accounts receivable, less allowance for doubtful accounts of $27	255	75
Accounts receivable – managed care reinsurance contract	482	354
Other current assets	368	605

Total current assets	3,901	4,624
Property and equipment, net	374	230
Note receivable	153	155
Goodwill, net	991	991
Restricted cash	327	328
Other assets	52	51

Total assets	$5,798	$6,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,782	$1,836
Accrued claims payable	3,873	4,103
Accrued reinsurance claims payable	3,315	3,117
Income taxes payable	19	15

Total current liabilities	8,989	9,071

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	87	54

Total long-term liabilities	2,331	2,298

Total liabilities	11,320	11,369

Commitments and Contingencies (Note 5)
Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; none issued	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 3,943,049 and 3,936,549	39	39
Additional paid-in-capital	51,941	51,928
Deferred compensation	(4)	(16)
Accumulated deficit	(57,498)	(56,941)

Total stockholders’ deficit	(5,522)	(4,990)

Total liabilities and stockholders’ deficit	$5,798	$6,379

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three months Ended		Six Months Ended
	November 30,		November 30,

	2003	2002	2003	2002

Operating revenues	$7,011	$8,631	$14,904	$16,938
Costs and expenses:
Healthcare operating expenses	6,199	7,760	13,051	15,113
General and administrative expenses	970	952	1,878	1,840
Recovery of doubtful accounts	(4)	(6)	(12)	(14)
Depreciation and amortization	28	63	55	131

	7,193	8,769	14,972	17,070

Operating loss from continuing operations before items shown below	(182)	(138)	(68)	(132)
Other income (expense):
Gain on sale of assets	—	1	—	4
Loss on disposal of assets	—	—	—	(5)
Interest income	6	13	18	29
Interest expense	(54)	(44)	(102)	(90)
Other non-operating income	—	478	1	478

(Loss) income from continuing operations before income taxes	(230)	310	(151)	284
Income tax expense	3	3	20	10

(Loss) income from continuing operations	$(233)	$307	$(171)	$274
Loss from discontinued operations	—	—	(387)	—

Net (loss) income attributable to common stockholders	$(233)	$307	$(558)	$274

(Loss) income per common share — basic:
(Loss) income from continuing operations	$(0.06)	$0.08	$(0.04)	$0.07
Loss from discontinued operations	—	—	(0.10)	—

Net (loss) income	$(0.06)	$0.08	$(0.14)	$0.07

(Loss) income per common share – diluted:
(Loss) income from continuing operations	$(0.06)	$0.07	$(0.04)	$0.07
Loss from discontinued operations	—	—	(0.10)	—

Net (loss) income	$(0.06)	$0.07	$(0.14)	$0.07

Weighted average common shares outstanding:
Basic	3,942	3,898	3,939	3,892

Diluted	3,942	4,254	3,939	3,984

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	November 30,

	2003	2002

	(Amounts in thousands)
Cash flows from operating activities:
Net (loss) income from continuing operations	$(171)	$274
Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	55	131
Gain on sale of assets	—	(4)
Compensation expense – stock issued	23	20
Compensation expense – stock options issued	—	1
Other non-operating gain	—	(470)
Loss on disposal of assets	—	5
Changes in assets and liabilities:
Accounts receivable	(180)	(807)
Accounts receivable — managed care reinsurance contract	(128)	(62)
Other current assets, restricted funds, and other non-current assets	145	21
Accounts payable and accrued liabilities	(345)	(621)
Accrued claims payable	(230)	(91)
Accrued reinsurance claims payable	198	542
Income taxes payable	4	(2)
Other liabilities	(1)	—

Net cash used in continuing operations	(630)	(1,063)
Net cash used in discontinued operations	(22)	—

Net cash used in continuing and discontinued operations	(652)	(1,063)

Cash flows from investing activities:
Net proceeds from sale of property and equipment	—	3
Payments received on note receivable	2	2
Additions to property and equipment	(132)	(22)

Net cash used in investing activities	(130)	(17)

Cash flows from financing activities:
Proceeds from the issuance of Common Stock	2	—
Repayment of debt	(14)	(6)

Net cash used in financing activities	(12)	(6)

Net decrease in cash and cash equivalents	(794)	(1,086)
Cash and cash equivalents at beginning of year	3,590	5,340

Cash and cash equivalents at end of period	$2,796	$4,254

See accompanying notes

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 1 – Summary of Significant Accounting Policies

      The consolidated balance sheet as of November 30, 2003, and the related consolidated statements of operations for the three and six months ended November 30, 2003 and 2002, and cash flows for the six months ended November 30, 2003 and 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended November 30, 2003 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

      The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). Such agreements accounted for 87.2%, or $13.0 million, of revenue for the six months ended November 30, 2003 and 88.0%, or $14.9 million, of revenue for the six months ended November 30, 2002. The balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

Restricted Cash

      As of November 30, 2003 and May 31, 2003, non-current restricted accounts include $0.3 million of cash held in trust in connection with the Company’s Directors and Officers liability insurance policy.

Accrued Claims Payable

      The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of November 30, 2003. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

likely than not. The Company’s provision for income taxes is the sum of the change in the balance of deferred taxes between the beginning and the end of the period and income taxes currently payable or receivable.

Stock Options

      In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. As permitted by SFAS 148, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under the Company’s employee stock options plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	11/30/03	11/30/02	11/30/03	11/30/02

Net (loss) income, as reported	$(233)	$307	$(558)	$274
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax Effects	(110)	(43)	(110)	(62)

Pro forma net (loss) income	$(343)	$264	$(668)	$212

(Loss) income per common share:
Basic – as reported	$(0.06)	$0.08	$(0.14)	$0.07

Diluted – as reported	$(0.06)	$0.07	$(0.14)	$0.07

Basic – pro forma	$(0.09)	$0.07	$(0.17)	$0.05

Diluted – pro forma	$(0.09)	$0.06	$(0.17)	$0.05

Per Share data

      In calculating basic (loss) income per share, net (loss) income is divided by the weighted average number of common shares outstanding for the period. Diluted (loss) income per share reflects the assumed exercise or conversion of all dilutive securities, such as options, warrants, and convertible debentures. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a net loss. The following table sets forth the computation of basic and diluted (loss) income per share in accordance with Statement No. 128, Earnings Per Share (amounts in thousands, except per share data):

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2003	2002	2003	2002

Numerator:
Numerator for diluted (loss) income per share from continuing operations	$(233)	$307	$(171)	$274
Loss from discontinued operations	—	—	(387)	—

Net (loss) income attributable to common stockholders	$(233)	$307	$(558)	$274

Denominator:
Weighted average shares	3,942	3,898	3,939	3,892
Effect of dilutive securities:
Employee stock options	—	356	—	92

Denominator for diluted (loss) income per share-adjusted weighted average shares after assumed conversions	3,942	4,254	3,939	3,984

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.06)	$0.08	$(0.04)	$0.07
Loss from discontinued operations	—	—	(0.10)	—

Net (loss) income	$(0.06)	$0.08	$(0.14)	$0.07

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.06)	$0.07	$(0.04)	$0.07
Loss from discontinued operations	—	—	(0.10)	—

Net (loss) income	$(0.06)	$0.07	$(0.14)	$0.07

Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at November 30, 2003:

Convertible debentures	9,044
Outstanding stock options	1,174,724
Possible future issuance under stock option plans	372,235

Total	1,556,003

Note 2 — Basis of Presentation

      The accompanying consolidated financial statements are prepared on a going concern basis. During the six months ended November 30, 2003, net cash used in continuing operations amounted to $630,000 and $22,000 was used in discontinued operations. Additionally, the Company used $117,000 in connection with the Company’s ongoing implementation of its new, customized management information system. The Company’s capital needs during Fiscal 2004 will include additional installments toward the $253,000 that remains to be paid in connection with this system, which has expected total costs of approximately $370,000. Once implemented, this system will enable the Company to meet HIPAA requirements, streamline the Company’s entire clinical and claims functions, and offer service improvements to the Company’s participating providers. Further, in addition to amounts already paid during Fiscal 2004, the Company may be required to repay a total of approximately $300,000 in principal and interest to Medicare within the current fiscal year in connection with one Medicare cost report settlement (see Note 4 – “Discontinued Operations”). As of November 30, 2003, the Company had a working capital deficiency of $5.1 million and a stockholders’ deficit of $5.5 million. In December 2003, the Company raised approximately $1.0 million through the sale of an aggregate of 700,000 shares of common stock in a private transaction thereby reducing its working capital deficiency and stockholders’ deficit each by approximately $1.0 million as a result of this transaction (see Note 6 – “Subsequent Event”). The shares issued in connection with this private placement have not been registered and may be resold pursuant to Rule 144 under the general rules and regulations of the Securities Act of 1933 as amended assuming that all of the conditions and provisions of the rule are complied with. The earliest date that these shares would become eligible for resale without a registration statement would be December 8, 2004. The Company is continuing to pursue sources of financing on terms that would support the Company’s capital needs and provide available funds for working capital during Fiscal 2004. Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to the Company during Fiscal 2004 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

upon its ability to continue to generate sufficient cash flow to meet its obligations on a timely basis, obtaining additional financing as may be required and, ultimately, sustaining an operating profit. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 3 — Major Customers/Contracts

(1) Beginning January 1, 2003, the Company contracted with a new HMO client to provide behavioral healthcare services to contracted Medicaid members in Florida. This business accounted for 25.3%, or $3.8 million, of the Company’s operating revenues during the six months ended November 30, 2003. During the prior fiscal year, such Medicaid members were serviced by the Company through its contract with another HMO whose agreements with the Company covered Medicaid, Medicare, and commercial members and represented a combined 23.5%, or $4.0 million, of the Company’s operating revenue for the six months ended November 30, 2002. On December 31, 2002, the Company received a formal termination notice, effective February 28, 2003, from the prior HMO client with respect to the Medicare and commercial business. In addition, the acquiring HMO, whose contract with the Company was scheduled to renew in January 2004, formally advised the Company on October 30, 2003 that it had determined to “insource behavioral health” and, therefore, would not renew its contract with the Company. Accordingly, the Company’s contract with this HMO customer terminated effective December 31, 2003. In preparation for the loss of revenue specific to this contract, the Company has undertaken efforts to restructure its regional and corporate operations, including the centralization of certain clinical and administrative functions, generalized staff downsizing, and the elimination of certain expenses that cannot be supported with existing and remaining revenues.

(2) The Company has one contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. This agreement represented approximately 11.3%, or $1.7 million and 8.5%, or $1.4 million, of the Company’s operating revenue for the six months ended November 30, 2003 and 2002, respectively. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program for the purpose of paying providers. During the six months ended November 30, 2003 and 2002, the Company filed reinsurance claims totaling approximately $1.1 million and $1.6 million, respectively. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of November 30, 2003 and May 31, 2003, respectively, the Company has reported $0.5 million and $0.4 million as accounts receivable–managed care reinsurance contracts, with $3.3 million and $3.1 million reported as accrued reinsurance claims payable, in the accompanying balance sheet. In the event that the Company does not collect the amounts receivable related to reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. The difference between the reinsurance receivable amount and the reinsurance payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. This HMO has been a customer since March 2001. The original contract term ended December 31, 2002 and, in accordance with its terms, has automatically renewed for two consecutive one-year periods, with the current term ending December 31, 2004.

(3) The Company has contracts with one HMO to provide behavioral healthcare services to contracted commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members in Texas. This business accounted for approximately 12.6%, or $1.9 million, and 11.4%, or $1.9 million, of the Company’s operating revenues during the six months ended November 30, 2003 and 2002, respectively. Under recently passed legislation, the benefits available to Texas CHIP recipients had been significantly reduced and, as a result, the Company and this HMO customer agreed to amend their current contract covering CHIP members to reflect a reduced fee and benefit arrangement. For each of the six months ended November 30, 2003 and 2002, CHIP business under this contract accounted for approximately $0.7 million, or 4.7%, and $1.2 million, or 6.8%, respectively, of the Company’s operating revenues. The recent CHIP legislation was subject to pending bills that have since been passed, thereby restoring the majority of the benefits available to CHIP recipients. As a result, the Company and this HMO client are currently evaluating their existing contractual arrangement given these very recent developments in Texas. The company has responded to the expected revenue reductions by adjusting staffing and other operating costs as part of its current cost reduction program begun during the quarter ended November 30, 2003. Management will continue to closely monitor developments in Texas.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

This HMO has been a customer of the Company since November 1998. The original contract term was for one year and the contract provides for automatic one-year renewal terms.

(4) During the prior fiscal year, the Company had three contracts with one HMO to provide behavioral healthcare services to Florida members. The combined revenue from these contracts accounted for 18.9%, or $3.2 million, of the Company’s operating revenues during the six months ended November 30, 2002. These contracts covering Florida members terminated effective January 1, 2003. Additionally, the Company has one major contract with an affiliate of this HMO (see Item 2 above).

Although there can be no assurance that the Company will be able to reduce its costs in an amount sufficient to offset the gross margins associated with the customer listed under (1) above and the CHIP business described under (3) above, the Company has undertaken efforts to restructure its regional and corporate operations, including the centralization of certain clinical and administrative functions, generalized staff downsizing, and the elimination of certain expenses that cannot be supported with existing and remaining revenues, to minimize any effect on future results of operations.

In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

Note 4 – Discontinued Operations

      Results for the six months ended November 30, 2003 include a change in estimate that resulted in a net charge of approximately $387,000 during the quarter ended August 31, 2003, which has been included under Discontinued Operations in the accompanying financial statements. Such charge is primarily due to the Company’s Fiscal 1999 Medicare cost report for its Aurora, Colorado psychiatric hospital that was owned by the Company until its disposal on March 11, 1999, which completed the Company’s plan to dispose of its hospital business segment. The Fiscal 1999 cost report had recently been under audit by the Medicare fiscal intermediary in the normal course of completing the final settlement for Fiscal 1999. Prior to the intermediary’s completion of the audit, management reviewed proposed adjustments with the Medicare fiscal intermediary and separately with the Company’s cost report consultant. After filing the Company’s response to the proposed adjustments, which included documentation that was accepted by the Medicare intermediary, thereby allowing the intermediary to reverse specific adjustments that would have been unfavorable, and based on continuing discussions with the Medicare intermediary, management believed that no liability existed in relation to this Fiscal 1999 cost report. However, in late September 2003, the Company received notice from the Medicare fiscal intermediary that the intermediary had completed its audit and that various audit adjustments made by the intermediary would result in approximately $400,000 being due back to the Medicare program specific to Fiscal 1999.

      The Company does not expect to appeal this settlement and, as such, expects to repay the full amount of approximately $400,000 specific to Fiscal 1999 less approximately $22,000 paid during the quarter ended November 30, 2003 and less approximately $106,000 in Medicare refunds that are currently due the Company in connection with the Fiscal 1995 and 1996 Medicare cost report settlements for this same Aurora, Colorado hospital. The Company has requested an installment payment plan from Medicare and, during the quarter ended November 30, 2003, while awaiting approval of the plan, the Company paid an aggregate of $22,000 representing two installments under the proposed settlement. If the Medicare fiscal intermediary determines that no installment plan is available to the Company, it would require that the remaining principal balance of approximately $272,000 plus any accrued interest would be due in an immediate lump sum payment. Such amount is included in accounts payable and accrued expenses in the accompanying balance sheet at November 30, 2003.

Note 5 — Commitments and Contingencies

(1) Contracts with two existing clients require the Company to maintain performance bonds throughout the contract terms. At November 30, 2003, the Company maintained performance bonds of $1,200,000 and $600,000 in compliance with these requirements.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

1999 cost reports remain eligible for re-opening at some future date, in which case the intermediary may determine that additional amounts are due to or from Medicare.

(4) The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company recently determined it needed to make a significant investment in its current information system or in a new information system that would better meet the Company’s future needs. As a result, the Company entered into a Letter of Intent with Qualifacts Systems, Inc. (“Qualifacts), a vendor that has provided the Company with an immediate, temporary solution to meet HIPAA compliance rules specific to the Electronic Health Care Transactions and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services and, additionally, to design a new, customized management information system that will enable the Company to continue to meet HIPAA requirements in the future. The Company expects to incur a total of approximately $0.4 million of costs to customize the Qualifacts system and activate the licenses needed for Qualifacts and other, related third-party software.

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

NOTE 6 – Subsequent Events

(1) Effective December 8, 2003, the Company completed a private transaction for the sale of an aggregate of 700,000 shares of its common stock, $.01 par value, to two individuals for an aggregate of $1,015,000 in gross proceeds to the Company. The Company realized net proceeds of approximately $1.0 million thereby reducing its working capital deficiency and stockholders’ deficit each by approximately $1.0 million as a result of this transaction. The shares issued in connection with this private placement have not been registered and may be resold pursuant to Rule 144 under the general rules and regulations of the Securities Act of 1933 as amended assuming that all of the conditions and provisions of the rule are complied with. The earliest date that these shares would become eligible for resale without a registration statement would be December 8, 2004. Further, the number of issued and outstanding shares of the Company’s common stock increased from 3,943,049 to 4,643,049.

(2) Effective December 30, 2003, the Company received cash totaling $137,500 from Jefferson Hills Corporation (“JHC”) in full settlement of the secured 8.0% promissory note receivable, which originated out of the sale in Fiscal 1999 of the Company’s Aurora, Colorado facility to JHC. Such note, which amounted to approximately $156,000 as of November 30, 2003, had been due in April 2006. The Company allowed JHC a discount of approximately 12% for the early payment and, as a result, the Company expects to record an $18,000, non-operating loss during the fiscal quarter ending February 28, 2004.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Results of Operations

      For the six months ended November 30, 2003, the Company reported a loss from continuing operations of $171,000, or $0.04 loss per share (basic and diluted), and a net loss of $558,000, or $0.14 loss per share (basic and diluted), compared to net income of $274,000, or $0.07 earnings per share (basic and diluted) for the six months ended November 30, 2002, which included a $470,000, non-operating gain related to one settlement.

      For the quarter ended November 30, 2003, the Company reported a net loss of $233,000, or $0.06 basic and diluted earnings per share, compared to net income of $307,000, or $0.08 basic earnings per share ($0.07 diluted earnings per share) for the quarter ended November 30, 2002, which included a $470,000, non-operating gain related to one settlement.

      Due to the recent loss of business in certain markets, we reduced our staff by approximately 10% in December 2003. Additionally, as part of our ongoing expense reduction program to align costs with expected revenues, we will maintain in effect a temporary salary freeze applicable to all employees, salary reductions applicable to senior and executive management personnel, and certain other reductions in operating costs associated with the specific contracts that have terminated or otherwise cannot be supported by expected revenues.

      The following tables summarize the Company’s operating results from continuing operations for the three and six months ended November 30, 2003 and 2002 (in thousands):

The three months Ended November 30, 2003 Compared To The three months Ended November 30, 2002:

	Consolidated	Consolidated
	Continuing	Continuing
	Operations	Operations
	Fiscal 2004	Fiscal 2003

Operating revenues	$7,011	$8,631
Healthcare operating expenses	6,199	7,760
General/administrative expenses	970	952
Other operating expenses	24	57

	7,193	8,769

Operating loss	$(182)	$(138)

      The Company reported a net loss of $233,000 and an operating loss of $182,000 for the quarter ended November 30, 2003 compared to net income of $307,000 and an operating loss of $138,000 for the quarter ended November 30, 2002. Operating revenues decreased by 18.8%, or $1.6 million, to $7.0 million for the quarter ended November 30, 2003 compared to $8.6 million for the quarter ended November 30, 2002. This decrease is primarily attributable to the loss of one major customer in Florida that accounted for $1.7 million of revenue during the fiscal quarter ended November 30, 2002 and a decrease in Texas CHIP revenue of approximately $0.8 million during the fiscal quarter ended November 30, 2003 compared to the same period in Fiscal 2003. These decreases were partially offset by new business in Indiana and Michigan.

      Healthcare operating expenses decreased by approximately $1.6 million, or 20.1%, for the quarter ended November 30, 2003 as compared to the quarter ended November 30, 2002. This decrease is directly attributable to the loss of revenue as described above. Healthcare operating expense as a percentage of operating revenue decreased by 1.5%, from 89.9% for the quarter ended November 30, 2002 to 88.4% for the quarter ended November 30, 2003. This decrease is primarily due to the termination in January 2003 of one major contract that consistently returned a high medical loss ratio.

      General and administrative expenses increased by $18,000, or 1.9%, for the quarter ended November 30, 2003 as compared to the quarter ended November 30, 2002. This increase is primarily attributable to increased usage of outside professional services during the quarter ended November 30, 2003, including approximately $100,000 of legal and consulting services in connection with one unsuccessful bid in Tennessee. General and administrative expense as a percentage of operating revenue increased from 11.0% for the quarter ended November 30, 2002 to 13.8% for the quarter ended November 30, 2003.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

      Other operating expenses decreased by $33,000 for the quarter ended November 30, 2003 compared to the quarter ended November 30, 2002. This decrease is directly attributable to a reduction in depreciation expense as a result of specific assets being fully depreciated.

The Six months Ended November 30, 2003 Compared To The Six months Ended November 30, 2002:

	Consolidated	Consolidated
	Continuing	Continuing
	Operations	Operations
	Fiscal 2004	Fiscal 2003

Operating revenues	$14,904	$16,938
Healthcare operating expenses	13,051	15,113
General/administrative expenses	1,878	1,840
Other operating expenses	43	117

	14,972	17,070

Operating loss	$(68)	$(132)

      The Company reported an operating loss of $68,000, a loss from continuing operations of $171,000 and a net loss of $558,000 for the six months ended November 30, 2003 compared to an operating loss of $132,000 and net income of $274,000 for the six months ended November 30, 2002, which included a $470,000, non-operating gain related to one settlement. Operating revenues decreased by 12.0%, or $2.0 million, to $14.9 million for the six months ended November 30, 2003 compared to $16.9 million for the six months ended November 30, 2002. This decrease is primarily attributable to the loss of one major customer in Florida that accounted for $3.2 million of revenue during the six months ended November 30, 2002 and a decrease in Texas CHIP revenue of approximately $795,000 during the six months ended November 30, 2003 compared to the same period in Fiscal 2003. These decreases were partially offset by new business in Indiana and Michigan.

      Healthcare operating expenses decreased by approximately $2.1 million, or 13.6%, for the six months ended November 30, 2003 as compared to the six months ended November 30, 2002. This decrease is directly attributable to the loss of revenue as described above. Healthcare operating expense as a percentage of operating revenue decreased by 1.6%, from 89.2% for the six months ended November 30, 2002 to 87.6% for the six months ended November 30, 2003. This decrease is primarily due to the termination in January 2003 of one major contract that consistently returned a high medical loss ratio.

      General and administrative expenses increased by $38,000, or 2.1%, for the six months ended November 30, 2003 as compared to the six months ended November 30, 2002. This increase is primarily attributable to increased usage of outside professional services during Fiscal 2004, including approximately $110,000 of legal and consulting services in connection with one unsuccessful bid in Tennessee. General and administrative expense as a percentage of operating revenue increased from 10.9% for the six months ended November 30, 2002 to 12.6% for the six months ended November 30, 2003.

      Other operating expenses decreased by $74,000 for the six months ended November 30, 2003 compared to the six months ended November 30, 2002. This decrease is directly attributable to a reduction in depreciation expense as a result of specific assets being fully depreciated.

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

Liquidity and Capital Resources

      During the six months ended November 30, 2003, net cash used in continuing operations amounted to $630,000 and $22,000 was used in discontinued operations. Additionally, we used $117,000 in connection with our ongoing implementation of our new, customized management information system. At November 30, 2003, we have

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

cash and cash equivalents of $2.8 million. Giving effect to the private placement that was completed on December 8, 2003 in which the Company received net cash proceeds of approximately $1.0 million, our cash and cash equivalents on a pro forma basis are $3.8 million as of November 30, 2003. Our capital needs during Fiscal 2004 will include additional installments toward the $253,000 that remains to be paid in connection with this system, which has expected total costs of approximately $370,000. Once implemented, this system will enable us to meet HIPAA requirements, streamline our entire clinical and claims functions, and offer service improvements to our participating providers. Further, in addition to amounts already paid during Fiscal 2004, we may be required to repay the remaining principal balance of approximately $272,000 plus any accrued interest to Medicare within the current fiscal year in connection with one Medicare cost report settlement (see Note 4 to the unaudited, consolidated financial statements — “Discontinued Operations”). As of November 30, 2003, the Company has a working capital deficiency of $5.1 million and a stockholders’ deficit of $5.5 million. In December 2003, we raised approximately $1.0 million through the sale of an aggregate of 700,000 shares of our common stock in a private transaction thereby reducing our working capital deficiency and stockholders’ deficit each by approximately $1.0 million as a result of this transaction. The shares issued in connection with this private placement have not been registered and may be resold pursuant to Rule 144 under the general rules and regulations of the Securities Act of 1933 as amended assuming that all of the conditions and provisions of the rule are complied with. The earliest date that these shares would become eligible for resale without a registration statement would be December 8, 2004. We are continuing to pursue additional sources of financing on terms that would support our future capital needs and provide available funds for working capital in Fiscal 2004. We cannot state with any degree of certainty whether any required additional equity or debt financing will be available to us during Fiscal 2004 and, if available, that the source of financing would be available on terms and conditions acceptable to us. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon our ability to continue to generate sufficient cash flow to meet our obligations on a timely basis, obtaining additional financing as may be required and, ultimately, sustaining an operating profit.

      Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate. However, actual results could differ from the $3.9 million claims payable amount reported as of November 30, 2003.

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

We believe the following significant accounting policies involve our most significant judgments and estimates that are material to our consolidated financial statements:

Accrued Claims Payable — The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of November 30, 2003. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate.

Revenue Recognition — Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we rely extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 87.2%, or $13.0 million, of revenue from continuing operations for the six months ended November 30, 2003. The balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.

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

Concentration of Risk

      We currently have contracts with three health plans to provide behavioral healthcare services under commercial, Medicaid, and CHIP plans to contracted members in Connecticut, Florida, and Texas. These combined contracts represent approximately 49.2%, or $7.3 million, of our operating revenue for the six months ended November 30, 2003 and include one major contract that terminated effective December 31, 2003, which accounted for 25.3%, or $3.8 million, of our operating revenue for the six months ended November 30, 2003 (see Note 3(1) to the unaudited, consolidated financial statements – “Major Customers/Contracts”). Although the loss of this customer could have a material, adverse effect on the Company’s financial condition and future results of operations, we believe the Company will be able to reduce its internal cost of servicing this account to minimize any effect on future results of operations. In general, the terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of any one of these customers or changes in any of these State’s Medicaid reimbursement rules could have a material, adverse effect on our working capital and future results of operations (see “Medicaid and Other State Funded Programs” below).

History of Operating Losses – Uncertainty of Future Profitability

      For each of the fiscal years ending May 31, 2003, 2002 and 2001, we had operating losses of approximately $608,000, $774,000 and $1,163,000, respectively. The report of the Company’s independent auditors with respect to their examination of the Company’s financial statements for the years ended May 31, 2003, 2002 and 2001 contains an explanatory paragraph relating to the preparation of the Company’s financial statements on a “going concern” basis and states that the Company’s working capital deficiency and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. For the six months ended November 30, 2003, the Company reported a loss from continuing operations of $171,000 and a net loss of $558,000. At November 30, 2003, the Company’s total current liabilities exceeded its total current assets by approximately $5.1 million and it had an accumulated deficit of approximately $57.5 million, with a total stockholders’ deficit of approximately $5.5 million. Due to the recent loss of business in certain markets, we reduced our staff by approximately 10% in December 2003. Additionally, as part of our ongoing expense reduction program to align costs with expected revenues, we will maintain in effect a temporary salary freeze applicable to all employees, salary reductions applicable to senior and executive management personnel, and certain other reductions in operating costs associated with the specific contracts that have terminated or otherwise cannot be supported by expected revenues. While our management has addressed the conditions giving rise to the

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

going concern uncertainty, there is no certainty that we will be successful in implementing any of the plans of management to restore us to profitability, to achieve and maintain positive cash flow on an ongoing basis, or otherwise to ensure that we will be able to continue as a going concern.

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

Need for Additional Funds; Uncertainty of Future Funding

      We believe that our ability to increase business is dependent on our ability to have available working capital and, therefore, we will require additional funding. Effective December 8, 2003, we raised approximately $1.0 million through a private transaction of an aggregate of 700,000 shares of our common stock thereby reducing our working capital deficiency and stockholders’ deficit each by approximately $1.0 million as a result of this transaction. The shares issued in connection with this private placement have not been registered and may be resold pursuant to Rule 144 under the general rules and regulations of the Securities Act of 1933 as amended assuming that all of the conditions and provisions of the rule are complied with. The earliest date that these shares would become eligible for resale without a registration statement would be December 8, 2004. We are continuing to pursue additional sources of financing on terms that would support our future capital needs and provide available funds for working capital in Fiscal 2004. We cannot state with any degree of certainty whether any required additional equity or debt financing will be available to us during Fiscal 2004 and, if available, that the source of financing would be available on terms and conditions acceptable to us.

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

Medicaid and Other State funded Programs

      As of November 30, 2003, we managed approximately 787,000 lives in connection with behavioral and substance abuse services covered through Medicaid in Connecticut, Florida, Michigan and Texas. Any changes in Medicaid reimbursement could ultimately affect the Company through contract bidding and cost structures with the health plans first impacted by such changes. The State of Texas recently passed legislation that reduced the amount of funds allocated to our clients to cover behavioral healthcare services to Children’s Health Insurance Program (“CHIP”) recipients in the State of Texas. As a result, two of the company’s existing clients determined not to continue the CHIP portion of their contracts with us and one existing client renegotiated its contract with us to reflect the reduced CHIP benefits. The recent CHIP legislation was subject to pending bills that have since been passed, thereby restoring the majority of the benefits available to CHIP recipients. As a result, the Company, our continuing CHIP client, and certain prospective clients are currently evaluating their existing contractual arrangements given these very recent developments in Texas. There can be no assurance that we will be successful in regaining CHIP business from our two existing clients that recently terminated their CHIP contracts or from the prospective new CHIP clients with which we are negotiating. We will continue to closely monitor developments in Texas and to take any

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

steps necessary in addition to the current cost restructuring that began during the quarter ended November 30, 2003 to align costs with expected revenues. For the six months ended November 30, 2003, we had operating revenue of $1.0 million specific to contracts covering Texas CHIP recipients. These changes to Texas CHIP programs could have a material, adverse impact on our operations.

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

      We are subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, we recently determined we needed to make a significant investment in our current information system or in a new information system that would better meet our future needs. As a result, we entered into a Letter of Intent with Qualifacts Systems, Inc. (“Qualifacts), a vendor that has provided us with an immediate, temporary solution to meet HIPAA compliance rules specific to the Electronic Health Care Transactions and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services and, additionally, to design a new, customized management information system that will enable us to continue to meet HIPAA requirements in the future. While these efforts will be ongoing, we believe we have met substantially all compliance rules and timetables with respect to the HIPAA regulations. Failure to do so may result in penalties and have a material adverse effect on the Company’s ability to retain its customers or to gain new business.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Shares Eligible for Future Sale

      As of January 5, 2004, the Company has issued 1,174,724 options, with exercise prices ranging from $0.25 to $4.00. A total of 885,666 options are exercisable and “in the money” as of January 5, 2004 and, accordingly, could be exercised and resold by optionees. Additionally, in connection with the private transaction that was completed on December 8, 2003, an aggregate of 700,000 shares of our common stock were issued to two private investors. The shares issued in connection with this private placement have not been registered and may be resold pursuant to Rule 144 under the general rules and regulations of the Securities Act of 1933 as amended assuming that all of the conditions and provisions of the rule are complied with. The earliest date that these shares would become eligible for resale without a registration statement would be December 8, 2004.

Anti-takeover Provisions

      The Company’s Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by our Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of November 30, 2003, there are 18,740 remaining shares authorized and available to issue, and no outstanding shares of Preferred Stock. The Company’s Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company’s stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions that result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of our Common Stock or the possibility of sale of shares to an acquiring person.

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

Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, designed and reported within the time periods specified by the SEC’s rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures designed to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosure. Internal Controls are procedures which are

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

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

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures. Following the completion of the audit of the Company’s financial statements, the Company’s external auditors issued their management letter to the Board of Directors, which did not identify any significant deficiency or material weakness in the Company’s internal controls but did recommend certain improvements in the Company’s existing internal controls.

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

Conclusion. Based upon the Controls Evaluation, our CEO and CFO have each concluded that our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America.

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

Item 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

      As previously reported in the Company’s Current Report on Form 8-K dated December 9, 2003, the Company, on December 8, 2003, completed the sale of 700,000 shares of its common stock, $.01 par value (the “Shares”), for an aggregate of $1,015,000, of which the Company realized net proceeds of approximately $971,500. The Company intends to utilize the net proceeds for working capital purposes. The Shares were sold to two individuals in a private transaction not involving a public offering. The shares issued in connection with this private placement have not been registered and may be resold pursuant to Rule 144 under the general rules and regulations of the Securities Act of 1933 as amended assuming that all of the conditions and provisions of the rule are complied with. The earliest date that these shares would become eligible for resale without a registration statement would be December 8, 2004. As a result of this transaction, the number of issued and outstanding shares of the Company’s common stock increased from 3,943,049 shares to 4,643,049 shares.

Item 6 – Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24

32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25

(b)	Reports on Form 8-K — During the quarter ended November 30, 2003, the following reports on Form 8-K were filed by the Registrant:

Date of Report	Item Reported	Description

October 14, 2003	Item 5 Other Events	Appointment of Steven J. Scheidt as Vice President, Private Sector Sales for the Company.

November 7, 2003	Item 5 Other Events	The Company announced the termination of one major contract and, also, changes in Texas legislation whereby the State of Texas will restore the majority of the behavioral health benefits available under the Texas Children’s Health Insurance Program.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

January 9, 2004	By	/s/ MARY JANE JOHNSON

Mary Jane Johnson President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS

Robert J. Landis Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)