Form 10-Q
period 2004-02-29
COMPREHENSIVE CARE CORP
filed 2004-04-12
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 29, 2004.

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

Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:         .

Classes	Outstanding at April 8, 2004

Common Stock, par value $.01 per share	4,673,049

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

Consolidated Balance Sheets

	February 29,	May 31,
	2004	2003
	(unaudited)
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,175	$3,590
Accounts receivable, less allowance for doubtful accounts of $0 and $27	421	75
Accounts receivable – managed care reinsurance contract	420	354
Other current assets	274	605

Total current assets	4,290	4,624
Property and equipment, net	356	230
Note receivable	—	155
Goodwill, net	991	991
Restricted cash	327	328
Other assets	46	51

Total assets	$6,010	$6,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,560	$1,836
Accrued claims payable	3,608	4,103
Accrued reinsurance claims payable	2,991	3,117
Income taxes payable	22	15

Total current liabilities	8,181	9,071

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	175	54

Total long-term liabilities	2,419	2,298

Total liabilities	10,600	11,369

Commitments and Contingencies (Note 5)
Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; none issued	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 4,663,049 and 3,936,549	47	39
Additional paid-in-capital	52,945	51,928
Deferred compensation	(5)	(16)
Accumulated deficit	(57,577)	(56,941)

Total stockholders’ deficit	(4,590)	(4,990)

Total liabilities and stockholders’ deficit	$6,010	$6,379

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three months Ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Operating revenues	$6,348	$8,061	$21,252	$24,999
Costs and expenses:
Healthcare operating expenses	5,520	7,227	18,571	22,340
General and administrative expenses	799	771	2,677	2,611
Provision for (recovery of) doubtful accounts	(2)	19	(14)	5
Depreciation and amortization	27	37	82	168

	6,344	8,054	21,316	25,124

Operating income (loss) from continuing operations before items shown below	4	7	(64)	(125)
Other income (expense):
Net gain on IRS settlement	—	7,717	—	7,717
Gain on settlement of other liability	—	—	—	470
Loss from prepayment of note receivable	(20)	—	(20)	—
Gain on sale of assets	—	—	—	4
Loss on disposal of assets	—	—	—	(5)
Interest income	4	8	22	37
Interest expense	(57)	(44)	(159)	(134)
Other non-operating income	—	25	1	33

(Loss) income from continuing operations before income taxes	(69)	7,713	(220)	7,997
Income tax expense	9	7	29	17

(Loss) income from continuing operations	$(78)	$7,706	$(249)	$7,980
Loss from discontinued operations	—	—	(387)	—

Net (loss) income attributable to common stockholders	$(78)	$7,706	$(636)	$7,980

(Loss) income per common share - basic:
(Loss) income from continuing operations	$(0.02)	$1.97	$(0.06)	$2.05
Loss from discontinued operations	—	—	(0.09)	—

Net (loss) income	$(0.02)	$1.97	$(0.15)	$2.05

(Loss) income per common share – diluted:
(Loss) income from continuing operations	$(0.02)	$1.71	$(0.06)	$1.87
Loss from discontinued operations	—	—	(0.09)	—

Net (loss) income	$(0.02)	$1.71	$(0.15)	$1.87

Weighted average common shares outstanding:
Basic	4,585	3,908	4,154	3,897

Diluted	4,585	4,509	4,154	4,277

See accompanying notes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	February 29,	February 28,
	2004	2003
	(Amounts in thousands)
Cash flows from operating activities:
Net (loss) income from continuing operations	$(249)	$7,980
Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	82	168
Loss in connection with prepayment of note receivable	20	—
Provision for doubtful accounts	—	5
Net gain on IRS settlement	—	(7,717)
Gain on sale of assets	—	(4)
Loss on disposal of assets	—	5
Non-cash expense – stock issued	33	20
Compensation expense – stock options and warrants issued	29	9
Other non-operating gain	—	(470)
Changes in assets and liabilities:
Accounts receivable	(346)	(259)
Accounts receivable - managed care reinsurance contract	(66)	99
Other receivable	—	525
Other current assets, restricted funds, and other non-current assets	240	409
Unbenefitted tax refunds received	—	(2,258)
Accounts payable and accrued liabilities	(420)	(824)
Accrued claims payable	(495)	(219)
Accrued reinsurance claims payable	(126)	883
Income taxes payable	7	(1)

Net cash used in continuing operations	(1,291)	(1,649)
Net cash used in discontinued operations	(53)	—

Net cash used in continuing and discontinued operations	(1,344)	(1,649)

Cash flows from investing activities:
Net proceeds from sale of property and equipment	—	3
Payments received on note receivable	139	3
Additions to property and equipment	(159)	(37)

Net cash used in investing activities	(20)	(31)

Cash flows from financing activities:
Proceeds from the issuance of Common Stock	974	14
Repayment of debt	(25)	(9)

Net cash provided by financing activities	949	5

Net decrease in cash and cash equivalents	(415)	(1,675)
Cash and cash equivalents at beginning of year	3,590	5,340

Cash and cash equivalents at end of period	$3,175	$3,665

See accompanying notes

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 1 – Summary of Significant Accounting Policies

     The consolidated balance sheet as of February 29, 2004, and the related consolidated statements of operations for the three and nine months ended February 29, 2004 and February 28, 2003, and cash flows for the nine months ended February 29, 2004 and February 28, 2003 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended February 29, 2004 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). Such agreements accounted for 85.9%, or $18.2 million, of revenue for the nine months ended February 29, 2004 and 87.5%, or $22.0 million, of revenue for the nine months ended February 28, 2003. The balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

Restricted Cash

     As of February 29, 2004 and May 31, 2003, non-current restricted accounts include $0.3 million of cash held in trust in connection with the Company’s Directors and Officers liability insurance policy.

Accrued Claims Payable

     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of February 29, 2004. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.

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

Stock Options

The Company issues stock options to its employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder approved stock option plans. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “ Accounting for Stock-Based Compensation-Transitional Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options (“APB 25”). Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under the Company’s employee stock options plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	2/29/04	2/28/03	2/29/04	2/28/03
Net (loss) income, as reported	$(78)	$7,706	$(636)	$7,980
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(96)	(117)	(206)	(179)

Pro forma net (loss) income	$(174)	$7,589	$(842)	$7,801

(Loss) income per common share:
Basic – as reported	$(0.02)	$1.97	$(0.15)	$2.05

Diluted – as reported	$(0.02)	$1.71	$(0.15)	$1.87

Basic – pro forma	$(0.04)	$1.94	$(0.20)	$2.00

Diluted – pro forma	$(0.04)	$1.68	$(0.20)	$1.82

Per Share data

     In calculating basic (loss) income per share, net (loss) income is divided by the weighted average number of common shares outstanding for the period. Diluted (loss) income per share reflects the assumed exercise or conversion of all dilutive securities, such as options, warrants, and convertible debentures. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a net loss. The following table sets forth the computation of basic and diluted (loss) income per share in accordance with SFAS No. 128, Earnings Per Share (amounts in thousands, except per share data):

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Three Months Ended		Nine months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Numerator:
(Loss) income per share from continuing operations	$(78)	$7,706	$(249)	$7,980
Loss from discontinued operations	—	—	(387)	—

Net (loss) income attributable to common stockholders	$(78)	$7,706	$(636)	$7,980

Denominator:
Weighted average shares	4,585	3,908	4,154	3,897
Effect of dilutive securities:
Employee stock options	—	600	—	380
Warrants	—	1	—	—

Denominator for diluted (loss) income per share-adjusted weighted average shares after assumed conversions	4,585	4,509	4,154	4,277

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.02)	$1.97	$(0.06)	$2.05
Loss from discontinued operations	—	—	(0.09)	—

Net (loss) income	$(0.02)	$1.97	$(0.15)	$2.05

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.02)	$1.71	$(0.06)	$1.87
Loss from discontinued operations	—	—	(0.09)	—

Net (loss) income	$(0.02)	$1.71	$(0.15)	$1.87

Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at February 29, 2004:

Convertible debentures	9,044
Outstanding stock options	1,240,390
Possible future issuance under stock option plans	306,569

Total	1,556,003

Note 2 — Basis of Presentation

     The accompanying consolidated financial statements are prepared on a going concern basis. During the nine months ended February 29, 2004, net cash used in continuing and discontinued operations amounted to $1,291,000 and $53,000, respectively. The Company had $949,000 of net cash provided from financing activities, primarily through the sale of an aggregate of 700,000 shares of common stock in a private transaction completed in December 2003. This transaction reduced the Company’s working capital deficiency and stockholders’ deficit each by approximately $972,000. Uses of cash during the nine months ended February 29, 2004 include $140,000 for the Company’s ongoing implementation of its new, customized management information system. The Company’s capital needs during Fiscal 2004 will require additional installments toward the $230,000 that remains to be paid in connection with this system, which has expected total costs of approximately $370,000. Once implemented, this system will enable the Company to meet HIPAA requirements, streamline the Company’s entire clinical and claims functions, and offer service improvements to the Company’s participating providers. As of February 29, 2004, the Company had a working capital deficiency of $3.9 million and a stockholders’ deficit of $4.6 million. The Company is continuing to pursue sources of financing on terms that would support the Company’s capital needs and provide available funds for working capital during Fiscal 2004. Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to the Company during Fiscal 2004 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon its ability to continue to generate sufficient cash flow to meet its obligations on a timely basis, obtaining additional financing as may be required and, ultimately, sustaining an operating profit. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 3 — Major Customers/Contracts

(1) Beginning January 1, 2003, the Company contracted with a new HMO client to provide behavioral healthcare services to contracted Medicaid members in Florida. This business accounted for 20.8%, or $4.4 million, of the Company’s operating revenues during the nine months ended February 29, 2004. During the prior fiscal year, such Medicaid members were serviced by the Company through its contract with another HMO whose agreements with the Company covered Medicaid, Medicare, and commercial members and represented a combined 19.7%, or $4.9 million, of the Company’s operating revenue for the nine months ended February 28, 2003. On December 31, 2002, the Company received a formal termination notice, effective February 28, 2003, from the prior HMO client with respect to the Medicare and commercial business. In addition, the acquiring HMO, whose contract with the Company was scheduled to renew in January 2004, formally advised the Company on October 30, 2003 that it had determined to “insource behavioral health” and, therefore, would not renew its contract with the Company. Accordingly, the Company’s contract with this HMO customer terminated effective December 31, 2003. In response to the loss of revenue specific to this contract, the Company restructured its regional and corporate operations, centralized certain clinical and administrative functions, reduced staffing, and eliminated certain expenses that could not be supported with existing and remaining revenues.

(2) The Company has one contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. This agreement represented approximately 12.7%, or $2.7 million, and 8.6%, or $2.2 million, of the Company’s operating revenue for the nine months ended February 29, 2004 and February 28, 2003, respectively. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program for the purpose of paying providers. During the nine months ended February 29, 2004 and February 28, 2003, the Company filed reinsurance claims totaling approximately $1.5 million and $2.3 million, respectively. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of February 29, 2004 and May 31, 2003, respectively, the Company has reported $3.0 million and $3.1 million as accrued reinsurance claims payable, with $0.4 million reported as accounts receivable-managed care reinsurance contracts as of each date. In the event that the Company does not collect the amounts receivable related to reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. The difference between the reinsurance receivable amount and the reinsurance payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. This HMO has been a customer since March 2001. The original contract term ended December 31, 2002 and, in accordance with its terms, has automatically renewed for two consecutive one-year periods, with the current term ending December 31, 2004.

(3) The Company has contracts with one HMO to provide behavioral healthcare services to contracted commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members in Texas. This business accounted for approximately 13.0%, or $2.8 million, and 11.4%, or $2.9 million, of the Company’s operating revenues during the nine months ended February 29, 2004 and February 28, 2003, respectively. Benefits available to Texas CHIP recipients were significantly reduced for the five month period September 1, 2003 to January 31, 2004 as a result of legislative bills passed by the Texas State legislature. Consequently, CHIP business under this contract accounted for approximately $0.9 million, or 4.2%, of operating revenues as compared to $1.7 million, or 7.0% of operating revenues for the nine month periods ended February 29, 2004 and February 28, 2003, respectively. Subsequent legislation has restored the majority of benefits available to CHIP recipients effective February 1, 2004. This HMO has been a customer of the Company since November 1998. The original contract term was for one year and the contract provides for automatic one-year renewal terms.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Although there can be no assurance that the Company will be able to reduce its costs in an amount sufficient to offset the loss of gross margins associated with the customer listed under (1) above, the Company has undertaken efforts to restructure its regional and corporate operations, including the centralization of certain clinical and administrative functions, generalized staff downsizing, and the elimination of certain expenses that cannot be supported with existing and remaining revenues, to minimize any effect on future results of operations.

In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

Note 4 – Discontinued Operations

     Results for the nine months ended February 29, 2004 include a change in estimate resulting in a $387,000 charge recorded in August 2003 and included under Discontinued Operations in the accompanying financial statements. Such charge primarily relates to settlement of the Company’s Fiscal 1999 Medicare cost report for its Aurora, Colorado facility that was sold by the Company during Fiscal 1999. The Company has determined not to appeal the Medicare intermediary’s determination and has accepted the settlement requiring the Company to repay $400,000 specific to Fiscal 1999, less approximately $106,000 in Medicare refunds that were due the Company in connection with its Fiscal 1995 and 1996 Medicare cost report settlements for this same Aurora, Colorado hospital. Further, the Medicare intermediary has accepted the Company’s proposed, 24-month, 12.125% installment payment plan to repay the net amount of approximately $300,000, of which $241,000 remains to be paid as of February 29, 2004. Of the remaining amount, approximately $147,000 is included in accounts payable and accrued expenses and $94,000 in long-term liabilities in the accompanying balance sheet at February 29, 2004.

Note 5 — Commitments and Contingencies

(1) A contract with one existing client requires the Company to maintain a performance bond throughout the contract term. At February 29, 2004, the Company maintained a $600,000 performance bond in compliance with this requirement.

(2) Related to the Company’s discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Management believes that the Company’s Fiscal 1998 and 1999 cost reports remain eligible for re-opening at some future date, in which case the intermediary may determine that additional amounts are due to or from Medicare.

(3) The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company recently determined it needed to make a significant investment in its current information system or in a new information system that would better meet the Company’s future needs. As a result, the Company has entered into a Software License Maintenance and Services Agreement with Qualifacts Systems, Inc. (“Qualifacts), a vendor that has provided the Company with an immediate, temporary solution to meet HIPAA compliance rules specific to the Electronic Health Care Transactions and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services and, additionally, to design a new, customized management information system that will enable the Company to continue to meet HIPAA requirements in the future. The Company expects to incur a total of approximately $0.4 million of costs to customize the Qualifacts system and activate the licenses needed for Qualifacts and other, related third-party software.

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

Results of Operations

     For the nine months ended February 29, 2004, the Company reported a loss from continuing operations of $249,000, or $0.06 loss per share (basic and diluted), and a net loss of $636,000, or $0.15 loss per share (basic and diluted). During the comparable period of the prior fiscal year, the Company recorded a $7,717,000, non-operating gain resulting from an IRS settlement and as a result reported income from continuing operations and net income of $7,980,000, or $2.05 basic income per share ($1.87 diluted income per share).

     For the quarter ended February 29, 2004, the Company reported a net loss of $78,000, or $0.02 basic and diluted loss per share, compared to net income of $7,706,000, or $1.97 basic earnings per share ($1.71 diluted earnings per share) for the quarter ended February 28, 2003, which included the aforementioned $7,717,000 non-operating gain.

     Due to the recent loss of one major customer in Florida and the temporary reduction in CHIP revenue that occurred during the months of September 2003 through January 2004, we reduced our staff by approximately 10% in December 2003. We have since recalled or hired certain staff as a result of the Texas CHIP business reinstatement in February 2004, but do not expect staffing levels to return to prior existing levels or to increase other operating costs significantly as a result of this recent event. Additionally, as part of our ongoing expense reduction program to align costs with expected revenues, we will maintain in effect a temporary salary freeze applicable to all employees and certain other reductions in operating costs associated with the specific contracts that have terminated or otherwise cannot be supported by expected revenues.

     The following tables summarize the Company’s operating results from continuing operations for the three and nine months ended February 29, 2004 and February 28, 2003 (in thousands):

The three months ended February 29, 2004 compared to the three months ended February 28, 2003:

	Consolidated	Consolidated
	Continuing	Continuing
	Operations	Operations
	Fiscal 2004	Fiscal 2003
Operating revenues	$6,348	$8,061
Healthcare operating expenses	5,520	7,227
General/administrative expenses	799	771
Other operating expenses	25	56

	6,344	8,054

Operating income	$4	$7

The Company reported a net loss of $78,000 and operating profit of $4,000 for the quarter ended February 29, 2004 compared to net income of $7,706,000 and operating income of $7,000 for the quarter ended February 28, 2003.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Operating revenues decreased by 21.3%, or $1.7 million, to $6.3 million for the quarter ended February 29, 2004 compared to $8.1 million for the quarter ended February 28, 2003. Reduced revenues from Texas CHIP contracts and the effect of terminated contracts in Florida resulted in lower revenues, but were offset by increased business in Connecticut and Texas, and new business in Michigan.

     Healthcare operating expenses decreased by approximately $1.7 million, or 23.6%, for the quarter ended February 29, 2004 as compared to the quarter ended February 28, 2003. This decrease is directly attributable to the loss of revenue as described above. Healthcare operating expense as a percentage of operating revenue decreased by 2.7%, from 89.7% for the quarter ended February 28, 2003 to 87.0% for the quarter ended February 29, 2004. This decrease is primarily due to the termination in January 2003 of one major contract that consistently returned a high medical loss ratio.

     General and administrative expenses increased by $28,000, or 3.6%, for the quarter ended February 29, 2004 as compared to the quarter ended February 28, 2003. This increase is primarily attributable to increased usage of outside professional services during the quarter ended February 29, 2004, including approximately $21,000 of legal and consulting services in connection with one unsuccessful bid in Tennessee. General and administrative expense as a percentage of operating revenue increased from 9.6% for the quarter ended February 28, 2003 to 12.6% for the quarter ended February 29, 2004 due to the previously described decrease in operating revenue.

     Other operating expenses decreased by $31,000 for the quarter ended February 29, 2004 compared to the quarter ended February 28, 2003. This decrease is attributable to a reduction in depreciation expense as a result of specific assets being fully depreciated, and a decrease in bad debt expense.

The nine months ended February 29, 2004 compared to the nine months ended February 28, 2003:

	Consolidated	Consolidated
	Continuing	Continuing
	Operations	Operations
	Fiscal 2004	Fiscal 2003
Operating revenues	$21,252	$24,999
Healthcare operating expenses	18,571	22,340
General/administrative expenses	2,677	2,611
Other operating expenses	68	173

	21,316	25,124

Operating loss	$(64)	$(125)

     The Company reported an operating loss of $64,000, a loss from continuing operations of $249,000 and a net loss of $636,000 for the nine months ended February 29, 2004 compared to an operating loss of $125,000 and net income of $7,980,000 for the nine months ended February 28, 2003, which included a $7,717,000, non-operating gain related to the IRS Settlement. Operating revenues decreased by 15.0%, or $3.7 million, to $21.3 million for the nine months ended February 29, 2004 compared to $25.0 million for the nine months ended February 28, 2003. This decrease is primarily attributable to terminated contracts in Florida that accounted for $5.3 million of revenue during the nine months ended February 28, 2003 and a decrease in Texas CHIP revenue of approximately $1.5 million during the nine months ended February 29, 2004 compared to the same period in Fiscal 2003. These decreases were partially offset by increased business in Connecticut, Indiana, and Texas, and new business in Michigan.

     Healthcare operating expenses decreased by approximately $3.8 million, or 16.9%, for the nine months ended February 29, 2004 as compared to the nine months ended February 28, 2003. This decrease is directly attributable to the loss of revenue as described above. Healthcare operating expense as a percentage of operating revenue decreased by 2.0%, from 89.4% for the nine months ended February 28, 2003 to 87.4% for the nine months ended February 29, 2004. This decrease is primarily due to the termination in January 2003 of one major contract that consistently returned a high medical loss ratio.

     General and administrative expenses increased by $66,000, or 2.5%, for the nine months ended February 29, 2004 as compared to the nine months ended February 28, 2003. This increase is primarily attributable to $122,000 of legal and consulting services incurred in connection with one unsuccessful bid in Tennessee, offset by a general reduction in usage of other similar professional services. General and administrative expense as a percentage of

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

operating revenue increased from 10.4% for the nine months ended February 28, 2003 to 12.6% for the nine months ended February 29, 2004.

     Other operating expenses decreased by $105,000 for the nine months ended February 29, 2004 compared to the nine months ended February 28, 2003. This decrease is directly attributable to a reduction in depreciation expense as a result of specific assets being fully depreciated, and a decrease in bad debt expense.

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

Liquidity and Capital Resources

     During the nine months ended February 29, 2004, net cash used in continuing and discontinued operations amounted to $1,291,000 and $53,000, respectively. The Company had $949,000 of net cash provided from financing activities, primarily through the sale of an aggregate of 700,000 shares of common stock in a private transaction completed in December 2003. The December 2003 private transaction reduced our working capital deficiency and stockholders’ deficit each by approximately $972,000. Uses of cash during the nine months ended February 29, 2004 include $140,000 related to the ongoing implementation of our new, customized management information system. Our capital needs during Fiscal 2004 will require additional installments toward the $230,000 that remains to be paid in connection with this system, which has expected total costs of approximately $370,000. Once implemented, this system will enable us to meet HIPAA requirements, streamline our entire clinical and claims functions, and offer service improvements to our participating providers. As of February 29, 2004, the Company had a working capital deficiency of $3.9 million and a stockholders’ deficit of $4.6 million. We are continuing to pursue sources of financing on terms that would support our future capital needs and provide available funds for working capital during Fiscal 2004. We cannot state with any degree of certainty whether any required additional equity or debt financing will be available to us during Fiscal 2004 and, if available, that the source of financing would be available on terms and conditions acceptable to us. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon our ability to continue to generate sufficient cash flow to meet our obligations on a timely basis, obtaining additional financing as may be required and, ultimately, sustaining an operating profit.

     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate. However, actual results could differ from the $3.6 million claims payable amount reported as of February 29, 2004.

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

     We believe the following significant accounting policies involve our most significant judgments and estimates that are material to our consolidated financial statements:

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Accrued Claims Payable — The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of February 29, 2004. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate.

Revenue Recognition — Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we rely extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 85.9%, or $18.2 million, of revenue from continuing operations for the nine months ended February 29, 2004. The balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.

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

Concentration of Risk

     We currently have contracts with five health plans to provide behavioral healthcare services under commercial, Medicaid, and CHIP plans to contracted members in Connecticut, Michigan and Texas. These combined contracts represent approximately 44.9%, or $9.5 million, of our operating revenue for the nine months ended February 29, 2004. In general, the terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of any one of these customers or changes in any of these State’s Medicaid reimbursement rules could have a material, adverse effect on our working capital and future results of operations (see “Medicaid and Other State Funded Programs” below).

History of Operating Losses – Uncertainty of Future Profitability

     For each of the fiscal years ending May 31, 2003, 2002 and 2001, we incurred operating losses of approximately $608,000, $774,000 and $1,163,000, respectively. The report of the Company’s independent auditors with respect to their examination of the Company’s financial statements for the years ended May 31, 2003, 2002 and 2001 contains an explanatory paragraph relating to the preparation of the Company’s financial statements on a “going concern” basis and states that the Company’s working capital deficiency and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern. For the nine months ended February 29, 2004, the Company

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

reported a loss from continuing operations of $249,000 and a net loss of $636,000. At February 29, 2004, the Company’s total current liabilities exceeded its total current assets by approximately $3.9 million and it had an accumulated deficit of approximately $57.6 million, with a total stockholders’ deficit of approximately $4.6 million. Due to the recent loss of one major customer in Florida and the temporary reduction in CHIP revenue that occurred during the months of September 2003 through January 2004, we had reduced our staff by approximately 10% in December 2003. We have since recalled or hired certain staff as a result of the Texas CHIP business reinstatement in February 2004, but do not expect staffing levels to return to prior existing levels or to increase other operating costs as a result of this recent event. Additionally, as part of our ongoing expense reduction program to align costs with expected revenues, we will maintain in effect a temporary salary freeze applicable to all employees and certain other reductions in operating costs associated with the specific contracts that have terminated or otherwise cannot be supported by expected revenues. While our management has addressed the conditions giving rise to the going concern uncertainty, there is no assurance that we will be successful in implementing any of the plans of management to restore us to profitability, to achieve and maintain positive cash flow on an ongoing basis, or otherwise to ensure that we will be able to continue as a going concern.

Costs of Care - Estimated Claims Incurred But Not Reported

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

Need for Additional Funds; Uncertainty of Future Funding

     We believe that our ability to increase business is dependent on our ability to have available working capital and, therefore, we will require additional funding. In December 2003, we raised approximately $1.0 million through a private transaction of an aggregate of 700,000 shares of our common stock thereby reducing our working capital deficiency and stockholders’ deficit each by approximately $1.0 million as a result of this transaction. The shares issued in connection with this private placement have not been registered and may be resold pursuant to Rule 144 under the general rules and regulations of the Securities Act of 1933 as amended assuming that all of the conditions and provisions of the rule have been satisfied. The earliest date that these shares would become eligible for resale without a registration statement would be December 8, 2004. We are continuing to pursue additional sources of financing on terms that would support our future capital needs and provide available funds for working capital in Fiscal 2004. We cannot state with any degree of certainty whether any required additional equity or debt financing will be available to us during Fiscal 2004 and, if available, that the source of financing would be available on terms and conditions acceptable to us.

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

     We typically contract with small to medium sized HMO’s who may be adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. Our clients may fall under state supervision or otherwise be subject to state discipline placing them at risk of losing membership to their competitors in which case we may be unable to contract with any succeeding HMOs. They may also determine to manage the behavioral healthcare benefits “in house” and, as a result, discontinue contracting with the Company. Additionally, our clients may be acquired by larger HMOs, in which case there can be no assurance that the acquiring company would renew our contract.

Medicaid and Other State funded Programs

     As of February 29, 2004, we managed approximately 657,000 lives in connection with behavioral and substance abuse services covered through Medicaid in California, Connecticut, Florida, Michigan and Texas. Any

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

changes in Medicaid reimbursement could ultimately affect the Company through contract bidding and cost structures with the health plans first impacted by such changes. Benefits available to Texas CHIP recipients were significantly reduced for the five month period September 1, 2003 to January 31, 2004 as a result of legislative bills passed by the Texas State legislature. Although subsequent legislation restored the majority of benefits available to CHIP recipients effective February 1, 2004, the temporary reduction in revenues had a negative impact on the Company’s results of operations for the nine months ended February 29, 2004. Further changes to Medicaid and other state funded programs are possible given the current economic conditions negatively affecting the budgets of many states.

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

     We are subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, we recently determined we needed to make a significant investment in our current information system or in a new information system that would better meet our future needs. As a result, we entered into a Software License Maintenance and Services Agreement with Qualifacts Systems, Inc. (“Qualifacts), a vendor that has provided us with an immediate, temporary solution to meet HIPAA compliance rules specific to the Electronic Health Care Transactions and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services and, additionally, to design a new, customized management information system that will enable us to continue to meet HIPAA requirements in the future. While these efforts will be ongoing, we believe we have met substantially all compliance rules and timetables with respect to the HIPAA regulations. Failure to do so may result in penalties and have a material adverse effect on the Company’s ability to retain its customers or to gain new business.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Shares Eligible for Future Sale

     As of April 8, 2004, the Company has issued 1,224,390 options, with exercise prices ranging from $0.25 to $4.00. A total of 937,999 options are exercisable and “in the money” as of April 8, 2004 and, accordingly, could be exercised and resold by optionees. Additionally, in connection with the private transaction that was completed on December 8, 2003, an aggregate of 700,000 shares of our common stock were issued to two private investors. The shares issued in connection with this private placement have not been registered and may be resold pursuant to Rule 144 under the general rules and regulations of the Securities Act of 1933 as amended assuming that all of the conditions and provisions of the rule are complied with. The earliest date that these shares would become eligible for resale without a registration statement would be December 8, 2004.

Anti-takeover Provisions

     The Company’s Restated Certificate of Incorporation provides for 60,000 authorized shares of Preferred Stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by our Board of Directors without any vote or action by the stockholders that could have the effect of diluting the Common Stock or reducing working capital that would otherwise be available to the Company. As of February 29, 2004, there are 18,740 remaining shares authorized and available to issue, and no outstanding shares of Preferred Stock. The Company’s Restated Certificate of Incorporation also provides for a classified board of directors with directors divided into three classes serving staggered terms. The Company’s stock option plans generally provide for the acceleration of vesting of options granted under such plans in the event of certain transactions that result in a change of control of the Company. Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders. These provisions may have the effect of delaying or preventing a change in control of the Company without action by the stockholders and therefore could adversely affect the price of our Common Stock or the possibility of sale of shares to an acquiring person.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Item 2c – CHANGES IN SECURITIES AND USE OF PROCEEDS

     As previously reported in the Company’s Current Report on Form 8-K dated December 9, 2003, the Company, on December 8, 2003, completed the sale of 700,000 shares of its common stock, $.01 par value (the “Shares”), for an aggregate of $1,015,000, of which the Company realized net proceeds of approximately $971,500. The Company intends to utilize the net proceeds for working capital purposes. The Shares were sold to two individuals in a private transaction not involving a public offering. The shares issued in connection with this private placement have not been registered and may be resold pursuant to Rule 144 under the general rules and regulations of the Securities Act of 1933 as amended assuming that all of the conditions and provisions of the rule are satisfied. The earliest date that these shares would become eligible for resale without a registration statement would be December 8, 2004.

Item 6 – Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24

(b) Reports on Form 8-K — During the quarter ended February 29, 2004, the following reports on Form 8-K were filed by the Registrant:

Date of Report	Item Reported	Description
December 9, 2003	Item 5. Other Events	The Company announced completion of a private transaction of an aggregate of 700,000 shares of its common stock.

January 12, 2004	Item 5. Other Events	The Company announced that it had been selected by an existing HMO client to manage benefits for a small membership in California.

February 2, 2004	Item 5. Other Events	The Company announced it had retained the firm of Porter, LeVay, & Rose, Inc. as its financial public relations firm.

February 3, 2004	Item 5. Other Events	The Company announced the reinstatement of three client contracts and the addition of a fourth contract new to the Company in its Southwest region. .

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

April 12, 2004
	By	/s/ MARY JANE JOHNSON

Mary Jane Johnson President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS

Robert J. Landis Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)