Form 10-K
period 2004-05-31
COMPREHENSIVE CARE CORP
filed 2004-08-26
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended May 31, 2004 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___to ___

Commission file number 1-9927

COMPREHENSIVE CARE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2594724 (IRS Employer Identification No.)

204 South Hoover Blvd., Suite 200 Tampa, Florida (Address of principal executive offices)	33609 (Zip Code)

(813) 288-4808
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $.01 per share 7 1/2% Convertible Subordinated Debentures due 2010	Over The Counter Bulletin Board Over-the-Counter

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

     The aggregate market value of voting stock held by non-affiliates of the Registrant November 30, 2003, was $7,097,488 based on the average bid and ask price of the Common Stock on November 30, 2003, as reported on the Over The Counter Bulletin Board.

     At August 20, 2004, the Registrant had 4,682,548 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I

Item 1. BUSINESS

Organizational History

     Comprehensive Care Corporation® (referred to herein as the “Company”, “CompCare” ®(1), “we”, “our” or “us”) is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the Company include the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc.SM (2) (“CBC”) and subsidiary corporations.

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

Business General

     The services we provide are delivered through management service agreements (“MSOs”), administrative service agreements (“ASOs”), and capitated contracts. MSOs and ASOs are contractual obligations under which the Company does not assume any financial risk or responsibility for the member’s behavioral health care costs. We may provide various managed care functions under MSO and ASO arrangements, including clinical care management, provider network development, customer service, claims processing, and information systems reporting. The scope of services under MSO arrangements is slightly narrower in comparison to those services we perform under ASO arrangements. Under capitated contracts, the primary payer of healthcare services prepays us a fixed, per member per month fee for covered psychiatric and substance abuse services regardless of actual member utilization and the Company assumes the financial risk for the member’s behavioral health care costs. Programs are contracted through inpatient facilities as well as through experienced outpatient practitioners.

     We currently manage programs through which services are provided to recipients in fifteen states. Current programs and services include fully integrated, capitated behavioral healthcare services, Employee Assistance Programs (“EAPs”), case management/utilization review services, administrative services management, provider sponsored health plan development, behavioral corrections programs, preferred provider network development, management and physician advisor reviews and overall care management services. We also provide prior and concurrent authorization for physician-prescribed psychotropic medications for a major Medicaid HMO in Michigan under that state’s mandated pharmacy management program. Members are generally directed to CompCare by their employer, health plan, or physician and receive an initial authorization for an assessment. Based upon the initial assessment, a treatment plan is established for the member. Fully integrated capitated lives (i.e. where the company has contractual, financial risk) totaled approximately 698,000 and 789,000 at May 31, 2004 and 2003, respectively. Combined MSO and ASO lives were approximately 370,000 and 337,000 at May 31, 2004 and 2003, respectively. EAP lives were approximately 2,000 at May 31, 2004 and 2003.

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

Sources of Revenue

     We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs who have historically carved out these functions to managed behavioral healthcare organizations like CompCare. We generally receive a negotiated amount on a per member per month or capitated basis in exchange for providing these services. We then contract directly with behavioral healthcare providers who receive a pre-determined, fee-for-service rate or case rate. Behavioral healthcare providers include psychiatrists, clinical psychologists, therapists, other licensed healthcare professionals, and hospitals. As of May 31, 2004, we have approximately 10,000 behavioral healthcare practitioners in our network who are primarily located in the five states in which the Company has its principal contracts. Under such full-risk capitation arrangements, profit is a function of utilization and the amount of claims payments made to our network providers. Alternatively, we may subcontract with a provider company on a sub-capitated basis. In cases where we have made sub-

(1) CompCare is a registered trademark of Comprehensive Care Corporation.

(2) Comprehensive Behavioral Care, Inc. is a registered service mark of the Company.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

capitation arrangements, the outside company manages service delivery through CompCare’s approved and credentialed network that is guided by stringent quality standards.

     During Fiscal 2004, we provided services under capitated arrangements for commercial, Medicare, Medicaid, and Children’s Health Insurance Program (“CHIP”) patients in Florida and Texas, commercial and Medicaid patients in Michigan, Medicaid patients in California and Connecticut, and commercial patients in Arizona, Georgia, Indiana, Kentucky, Minnesota, New York, North Carolina, Ohio, South Carolina, and Wisconsin.

     In Fiscal 2004, our new business included one new CHIP client in Texas, one new Medicaid contract in Michigan, and one new Medicaid client in California. We perform periodic reviews of our current client contracts to determine profitability. In the event a contract is not profitable, we may seek to revise the terms of the contract or to terminate the agreement in accordance with the specific contract terms.

Growth Strategy

     Our objective is to expand our presence in both existing and new managed behavioral healthcare markets by obtaining new contracts with health plans, corporations, government agencies, and other payers through CompCare’s reputation of providing quality managed behavioral healthcare services with the most cost-effective use of healthcare resources. Our principal means for pursuing public sector business is through the submission of proposals in response to formal, competitive bidding proceedings that are initiated by health plans or government agencies. We intend, where feasible, to expand our commercial business during the upcoming fiscal year through new marketing initiatives directed at employer groups and, also, HMOs that contract directly with employers. Additionally, we continue to develop and market new stand-alone products to prospective and existing customers. Pharmacy management and specific disease management are two such current examples. The success of our growth strategy is dependent upon our ability to competitively bid on new contracts, comply with conditions contained in requests for proposals, obtain required licenses, if any, in new markets, establish provider networks in new markets and negotiate favorable agreements with our providers.

Competition

     The behavioral healthcare industry is very competitive and provides products and services that are price sensitive. We believe that there are approximately 150 managed behavioral healthcare companies providing service for an estimated 227 million covered lives in the United States. Several competitors have revenues, financial resources, and membership substantially larger than ours. We believe that our largest competitor, Magellan Health Services, Inc., has approximately 25% of the market based on the number of covered lives. We also compete with small local and regional companies at times. Competition is built around pricing, the overall quality of service provided, the extent and quality of the provider network, and the technical capacity of the behavioral healthcare organization.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     As of May 31, 2004, we managed approximately 780,000 lives in connection with behavioral and substance abuse services covered through Medicaid and/or CHIPs in California, Connecticut, Florida, Michigan and Texas. Any changes in Medicaid funding could ultimately affect our reimbursement and overall profitability.

     The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company recently determined it needed to make a significant investment in its current information system or in a new information system that would better meet the Company’s future needs (see “Management Information Systems” below).

ACCREDITATION

     To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, the National Committee on Quality Assurance, (“NCQA”) has developed an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators, and consumers. The Standards for Accreditation of Managed Behavioral Healthcare Organizations (“MBHOs”) used by NCQA reviewers to evaluate an MBHO address the following areas: quality improvement; utilization management; credentialing; members’ rights and responsibilities; and preventative-care. These standards validate that an MBHO is founded on principles of quality and is continuously improving the clinical care and services it provides. NCQA utilizes Health Plan Employer Data and Information Set (“HEDIS”), which is a core set of performance measurements developed to respond to complex but clearly defined employer needs as standards for patient care and customer satisfaction. CompCare’s Southeast Region operation was awarded a one-year NCQA accreditation in July 1999 and Full Accreditation in December 2001. Effective July 22, 2002, CompCare’s Full Accreditation award extends the NCQA accreditation to July 22, 2005 and covers membership in Connecticut, Florida, Georgia, Indiana and Michigan. Full Accreditation is granted for a period of three years to those plans that have excellent programs for continuous quality improvement and that meet NCQA’s rigorous standards.

     We believe our NCQA accreditation is beneficial to our clients and their members we serve. Additionally, NCQA accreditation may be an important consideration to our prospective clients.

MANAGEMENT INFORMATION SYSTEMS

     We are implementing a new managed care information system designed to streamline our clinical and claims operations and offer significant service improvements to our providers. The new software will feature state of the art decision aids to enhance the patient treatment process beginning with member assessment and initial authorization and continuing through claims payment and encounter evaluation. The system will connect all CompCare locations to a virtual private network (VPN) technology telecommunications network, allowing automated call-path routing for overlapping coverage during peak call times. We believe this system will readily support continued growth and meet our future business needs. The total cost of the system, which is expected to be implemented by early 2005, will be approximately $370,000 of which $190,000 has already been paid to our vendor.

     In August 2004, we began converting our wide-area network from frame relay technology to VPN technology. We expect to complete this conversion in September 2004. The VPN network will significantly improve the speed and security of connections between our regional offices and reduce telecommunications costs by allowing voice telephone calls between our offices to be made over the computer network. Certain provider partners will have limited access to our network resources, and remote user access will improve as well. We expect to recoup the costs of the network improvements during Fiscal 2005.

ADMINISTRATION AND EMPLOYEES

     Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and member service functions. Provider management, account management, and certain clinical and utilization management functions are performed at our Connecticut, Michigan, and Texas locations. We currently employ approximately 80 full-time and 15 part-time employees.

MARKETING AND SALES

     Our business development staff is responsible for generating new sales leads and for preparing proposals and responses to formal commercial and public sector Requests for Proposals (“RFPs”). The Company’s Chief Development Officer manages

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

marketing initiatives, under the supervision of the Company’s President and Chief Executive Officer (“CEO”). Regional and administrative operations personnel strengthen the Company’s marketing efforts by providing a local presence. Sales expectations are integrated into the performance requirements for executive staff and local sales personnel.

AVAILABLE INFORMATION

     The Company’s stockholder website is www.compcare-shareholders.com. The Company makes available free of charge, through a link to the Securities and Exchange Commission’s (“SEC”) internet site our annual, quarterly, and current reports, and any amendments to these reports, as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4, and 5. All such reports will be available as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our website or linked through our website is not part of this report on Form 10-K.

CORPORATE GOVERNANCE

     Corporate governance is typically defined as the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board and vote on extraordinary matters; the board is the company’s governing body, responsible for hiring, overseeing and evaluating management, particularly the CEO; and management runs the company’s day-to-day operations. Our certificate of incorporation provides for a staggered board of five directors separated into three classes. Our Board of Directors currently consists of four directors. The Company is in an ongoing process to try to fill the one remaining vacancy. The current Board members include two independent directors. The primary responsibilities of the Board of Directors are oversight, counseling and direction to the Company’s management in the long-term interests of the Company and its stockholders. The Board’s detailed responsibilities include: (a) selecting, regularly evaluating the performance of, and approving the compensation of the CEO and other senior executives; (b) reviewing and, where appropriate, approving the Company’s major financial objectives, strategic and operating plans and actions; (c) overseeing the conduct of the Company’s business to evaluate whether the business is being properly managed; and (d) overseeing the processes for maintaining the Company’s integrity with regard to its consolidated financial statements and other public disclosures and compliance with law and ethics. The Board of Directors has delegated to the CEO, working with the Company’s other executive officers, the authority and responsibility for managing the Company’s business in a manner consistent with the Company’s standards and practices, and in accordance with any specific plans, instructions or directions of the Board. The CEO and management are responsible for seeking the advice and, in appropriate situations, the approval of the Board with respect to extraordinary actions to be undertaken by the Company.

Item 2. PROPERTIES

     We do not own any real property. The following table sets forth certain information regarding our leased properties as of May 31, 2004. All leases are triple net leases, under which CompCare bears all costs of operations, including insurance, taxes, and utilities.

		Monthly Base Rent
Name and Location	Lease Expires	(in Dollars)
Corporate Headquarters, Regional, Administrative, And Other Offices
Tampa, Florida, Corporate Headquarters and Southeastern Regional offices	2006	$23,507
Grand Prairie, Texas	2005	6,474
Bloomfield Hills, Michigan	2005	7,680

Item 3. LEGAL PROCEEDINGS

     From time to time, the Company and its subsidiaries may be parties to and their property is subject to ordinary, routine litigation incidental to their business, in which case claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management is not aware of any such lawsuits that could have a material adverse impact on the Company’s consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.

PART II

Item 5. MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Over The Counter Bulletin Board (“OTC-BB”) under the symbol CHCR. The following table sets forth the range of high and low closing prices for the Common Stock, as reported by the OTC-BB, for the fiscal quarters indicated:

		Price
Fiscal Year		High	Low

2004	First Quarter	$3.00	2.15
	Second Quarter	2.40	1.46
	Third Quarter	2.02	1.35
	Fourth Quarter	1.80	1.15
2003	First Quarter	1.65	0.75
	Second Quarter	1.01	0.32
	Third Quarter	2.38	0.65
	Fourth Quarter	3.05	2.01

(a)	As of August 20, 2004, the Company had 1,408 common stockholders of record.

(b)	The Company did not pay any cash dividends on its Common Stock during any quarter of Fiscal 2004, 2003, or 2002 and does not contemplate the initiation of payment of any cash dividends in the foreseeable future (see Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”).

Item 6. SELECTED FINANCIAL DATA

     Prior to Fiscal 1993, CompCare principally engaged in the ownership, operation, and management of psychiatric and substance abuse programs in company owned, leased, or unaffiliated hospitals. During Fiscal 1999, we completed our plan to dispose of our hospital business segment. Fiscal 2004 results include a $387,000 charge related to such discontinued operations (see Note 9 – “Discontinued Operations” to the audited, consolidated financial statements).

     Fiscal 2003 results include a $7.7 million, non-operating gain related to the IRS settlement (see Note 12 – “Income Taxes” to the audited, consolidated financial statements). Additionally, Fiscal 2003 results included a $470,000 gain included in discontinued operations, related to the settlement of one matter involving Medi-Cal reimbursements paid to Brea Neuropsychiatric Hospital, a facility owned by the Company until its disposal in fiscal year 1991, covering fiscal periods from 1983 through 1986.

     The selected consolidated financial data that follows should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report. Reclassifications of prior year amounts have been made to conform to the current year’s presentation.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Year Ended May 31,
Consolidated Statements of Operations Data:	2004	2003	2002	2001	2000
	(Amounts in thousands, except per share data)
Operating revenues	$27,583	$32,104	$27,625	$18,192	$17,442
Costs and expenses:
Healthcare operating expenses	24,178	29,201	24,625	15,326	15,801
General and administrative expenses	3,385	3,459	3,544	3,842	6,974
Provision for (recovery of) doubtful accounts	(7)	20	(112)	(439)	(606)
Depreciation and amortization	107	195	342	656	794
Restructuring expenses	—	—	—	(30)	831

	27,663	32,875	28,399	19,355	23,794

Operating loss from continuing operations before items shown below	(80)	(771)	(774)	(1,163)	(6,352)
Other income (expenses):
Net gain on IRS settlement	—	7,717	—	—	—
Loss in connection with prepayment of note receivable	(20)	—	—	(496)	—
Gain on sale of assets	—	4	—	—	9
Loss on sale of assets	—	(5)	—	—	(1)
Other non operating income	1	34	40	332	204
Interest income	26	47	88	163	399
Interest expense	(215)	(181)	(178)	(208)	(289)

(Loss) income from continuing operations before income taxes	(288)	6,845	(824)	(1,372)	(6,030)
Income tax expense	102	20	1	35	13

(Loss) income from continuing operations	(390)	6,825	(825)	(1,407)	(6,043)
(Loss) income from discontinued operations	(387)	633	—	290	277

(Loss) income before cumulative effect of change in accounting principle	(777)	7,458	(825)	(1,117)	(5,766)
Cumulative effect of change in accounting principle	—	—	55	—	—

Net (loss) income attributable to common stockholders	$(777)	$7,458	$(770)	$(1,117)	$(5,766)

(Loss) income per common share — basic:
(Loss) income from continuing operations	$(0.09)	$1.75	$(0.21)	$(0.37)	$(1.58)
(Loss) income from discontinued operations	(0.09)	0.16	—	0.08	0.07
Cumulative effect of change in accounting principle	—	—	0.01	—	—

Net (loss) income	$(0.18)	$1.91	$(0.20)	$(0.29)	$(1.51)

(Loss) income per common share — diluted:
(Loss) income from continuing operations	$(0.09)	$1.57	$(0.21)	$(0.37)	$(1.58)
(Loss) income from discontinued operations	(0.09)	0.15	—	0.08	0.07
Cumulative effect of change in accounting principle	—	—	0.01	—	—

Net (loss) income	$(0.18)	$1.72	$(0.20)	$(0.29)	$(1.51)

Balance Sheet Data:
Working capital deficit	$(4,098)	$(4,447)	$(12,275)	$(11,770)	$(12,245)
Total assets	6,225	6,379	11,399	9,754	21,275
Total long-term debt and capital lease obligations	2,364	2,298	2,264	2,244	2,244
Stockholders’ deficit	$(4,725)	$(4,990)	$(12,519)	$(11,778)	$(10,672)

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

Overview

     Comprehensive Care Corporation is a Delaware Corporation organized in 1969. The Company, primarily through its wholly owned subsidiary, Comprehensive Behavioral Care, Inc., provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. The Company manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for its services includes both corporate and governmental entities. The Company’s services are provided primarily by unrelated vendors on a subcontract or subcapitated basis.

General

     For the fiscal year ended May 31, 2004, the Company reported a loss from continuing operations of $390,000, or $0.09 loss per share (basic and diluted), and a net loss of $777,000, or $0.18 loss per share (basic and diluted). During the comparable period of the prior fiscal year, the Company recorded a $7,717,000, non-operating gain resulting from an IRS settlement and, as a result, reported income from continuing operations of $6,825,000 and net income of $7,458,000, or $1.91 basic income per share ($1.72 diluted income per share).

     Due to the recent loss of one major customer in Florida and the temporary reduction in Texas CHIP revenue that occurred during the months of September 2003 through January 2004, we reduced our staff by approximately 10% in December 2003. We have since recalled or hired certain staff as a result of the Texas CHIP business reinstatement in February 2004, but do not expect staffing levels to return to prior existing levels or to increase other operating costs significantly as a result of this recent event. Additionally, as part of our ongoing expense reduction program to align costs with expected revenues, we will maintain in effect certain reductions in operating costs associated with the specific contracts that have terminated or otherwise cannot be supported by expected revenues.

	Consolidated	Consolidated
	Operations	Operations
	Fiscal 2004	Fiscal 2003
Operating revenues	$27,583	$32,104
Healthcare operating expenses	24,178	29,201
General and administrative expenses	3,385	3,459
Other operating expenses	100	215

	27,663	32,875

Operating loss	$(80)	$(771)

Results of Operations –Year Ended May 31, 2004 As Compared to the Year Ended May 31, 2003.

     We reported a net loss of $777,000 and an operating loss of $80,000 for the fiscal year ended May 31, 2004 compared to net income of $7.5 million and an operating loss of $771,000 for the fiscal year ended May 31, 2003. Results for the fiscal year ended May 31, 2003 include a $7.7 million non-operating gain in connection with the IRS settlement (see Note 12 – “Income Taxes” to the audited, consolidated financial statements) and a $470,000 gain included in discontinued operations, related to the settlement of one matter involving Medi-Cal reimbursements paid to Brea Neuropsychiatric Hospital, a facility owned by the Company until its disposal in fiscal year 1991, covering fiscal periods from 1983 through 1986. For the fiscal year ended May 31, 2003, excluding the $8.2 million, one-time gains from net income would have resulted in a $729,000 net loss ($0.19 loss per basic and diluted share). Additionally, Fiscal 2003 results from discontinued operations include $88,000 of revenue related to a favorable settlement of one hospital cost report and the elimination of a $75,000 reserve for another cost report, both pertaining to our hospital business segment that was discontinued in Fiscal 1999. Operating revenues decreased by

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

14.1%, or $4.5 million, to approximately $27.6 million for the fiscal year ended May 31, 2004 compared to $32.1 million for the fiscal year ended May 31, 2003. Reduced revenues from Texas CHIP contracts and the effect of terminated contracts in Florida resulted in lower revenues, but were partially offset by increased business in Connecticut and Texas, and new business in Michigan.

     Healthcare operating expenses decreased by approximately $5.0 million, or 17.2%, for the fiscal year ended May 31, 2004 as compared to the fiscal year ended May 31, 2003. This decrease is directly attributable to the loss of revenue as described above. Healthcare operating expense as a percentage of operating revenue decreased by 3.3%, from 91.0% for the fiscal year ended May 31, 2003 to 87.7% for the fiscal year ended May 31, 2004. This decrease is primarily due to the termination in January 2003 of one major contract that consistently returned a high medical loss ratio.

     General and administrative expenses, which included $122,000 of legal and consulting services incurred in connection with one unsuccessful bid in Tennessee, decreased by $74,000, or 2.1%, for the fiscal year ended May 31, 2004 as compared to the fiscal year ended May 31, 2003. General and administrative expense as a percentage of operating revenue increased from 10.8% for the fiscal year ended May 31, 2003 to 12.3% for the fiscal year ended May 31, 2004 due to the previously described decrease in operating revenue.

     Other operating expenses decreased by $115,000 for the fiscal year ended May 31, 2004 compared to the fiscal year ended May 31, 2003. This decrease is attributable to a reduction in depreciation expense as a result of specific assets being fully depreciated, and a decrease in bad debt expense.

Results of Operations – Year Ended May 31, 2003 As Compared to the Year Ended May 31, 2002.

     We reported net income of approximately $7.5 million and an operating loss of $771,000 for the fiscal year ended May 31, 2003 compared to a net loss of $770,000 and an operating loss of $774,000 for the fiscal year ended May 31, 2002. Results for the fiscal year ended May 31, 2003 include a $7.7 million non-operating gain in connection with the IRS settlement (see Note 12 – “Income Taxes” to the audited, consolidated financial statements) and a $470,000 gain included in discontinued operations, related to the settlement of one matter involving Medi-Cal reimbursements paid to Brea Neuropsychiatric Hospital, a facility owned by the Company until its disposal in fiscal year 1991, covering fiscal periods from 1983 through 1986. For the fiscal year ended May 31, 2003, excluding the $8.2 of one-time gains from net income would have resulted in a $729,000 net loss ($0.19 loss per basic and diluted share). Additionally, results from discontinued operations include $88,000 of revenue related to a favorable settlement of one hospital cost report and the elimination of a $75,000 reserve for another cost report, both pertaining to our hospital business segment that was discontinued in Fiscal 1999. Operating revenues increased by 16.2%, or $4.5 million, to approximately $32.1 million for the fiscal year ended May 31, 2003 compared to $27.6 million for the fiscal year ended May 31, 2002. This increase is primarily attributable to membership growth from existing business, one new contract implemented during the fourth quarter of Fiscal 2002, and new Indiana business that was implemented during January 2003. These increases were offset by the loss of business from two major customers during Fiscal 2003.

     Healthcare operating expenses increased by approximately $4.6 million, or 18.6%, for the fiscal year ended May 31, 2003 as compared to the fiscal year ended May 31, 2002. This increase is directly attributable to revenue growth as described above. Healthcare operating expense as a percentage of operating revenue increased by 1.9% from 89.1% for the fiscal year ended May 31, 2002 to 91.0% for the fiscal year ended May 31, 2003. This increase is primarily attributable to a change in revenue mix resulting in increased Medicaid membership during Fiscal 2003 compared to Fiscal 2002.

     General and administrative expenses decreased by $85,000, or 2.4%, for the fiscal year ended May 31, 2003 as compared to the fiscal year ended May 31, 2002. This decrease is primarily attributable to net reductions in outside professional service fees offset by staffing additions necessary to support new revenue. General and administrative expense as a percentage of operating revenue decreased from 12.8% for the fiscal year ended May 31, 2002 to 10.8% for the fiscal year ended May 31, 2003.

     Other operating expenses decreased by $15,000 for the fiscal year ended May 31, 2003 compared to the fiscal year ended May 31, 2002. This decrease is attributable to a decrease in depreciation expense offset by an increase in bad debt expense in Fiscal 2003 as compared to Fiscal 2002. The increase in bad debt expense is primarily due to a $66,000 bad debt recovery in Fiscal 2002.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Seasonality of Business

     Historically and during Fiscal 2004, we have experienced consistently low utilization during our first fiscal quarter, which comprises the months of June, July, and August, and increased utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter.

Liquidity and Capital Resources

     During the fiscal year ended May 31, 2004, net cash used in continuing and discontinued operations amounted to $1,168,000 and $88,000, respectively. The Company had $946,000 of net cash provided from financing activities, primarily through the sale of an aggregate of 700,000 shares of common stock in a private transaction completed in December 2003. The December 2003 private transaction reduced our working capital deficiency and stockholders’ deficit each by approximately $971,000. Uses of cash during the fiscal year ended May 31, 2004 include $190,000 related to the ongoing implementation of our new, customized management information system. Our capital needs during Fiscal 2005 will require additional installments toward the $180,000 that remains to be paid in connection with this system, which has expected total costs of approximately $370,000. Once implemented, this system will enable us to meet HIPAA requirements, streamline our entire clinical and claims functions, and offer service improvements to our participating providers. As of May 31, 2004, the Company had a working capital deficiency of $4.1 million and a stockholders’ deficit of $4.7 million. We are continuing to pursue sources of financing on terms that would support our future capital needs and provide available funds for working capital during Fiscal 2005. We cannot state with any degree of certainty whether any required additional equity or debt financing will be available to us during Fiscal 2005 and, if available, that the source of financing would be available on terms and conditions acceptable to us. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon our ability to continue to generate sufficient cash flow to meet our obligations on a timely basis, obtaining additional financing as may be required and, ultimately, sustaining an operating profit.

     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate. However, actual results could differ from the $3.6 million claims payable amount reported as of May 31, 2004.

     The State of Connecticut recently enacted legislation requiring risk-bearing entities, such as CompCare, to be licensed as a Preferred Provider Network (“PPN”). We have one contract in Connecticut, which will require us to obtain a PPN License prior to December 31, 2004, in order to renew that contract in its current form. This contract represented approximately 13.7% of our operating revenue for the fiscal year ended May 31, 2004 (see Note 4 “Major Contracts/Customers” to the audited, consolidated financial statements). We are currently in conversations with the State of Connecticut to determine whether we meet the financial requirements to obtain a PPN license. While we believe, based on these conversations, that we will be able to obtain a PPN License, we cannot be certain at this time.

Commitments and Contractual Obligations	Payments Due by Period

	Total	Fiscal 2005	Fiscal 2006 and 2007	Fiscal 2008 and 2009	Fiscal 2010 and thereafter
	(Amounts in thousands)
Long-term Debt Obligations (a)	$2,244	—	—	—	2,244
Capital Lease Obligations and related interest	142	56	81	5	—
Operating Lease Obligations	934	509	422	3	—
Purchase Obligations	180	180	—	—	—
Other Long-Term Liabilities (b)	224	168	56	—	—

Total	$3,724	913	559	8	2,244

(a)	Excludes 7 1/2% in interest payable semi-annually in April and October (see Note 11 – “Long-term Debt” to the audited, consolidated financial statements).

(b)	Represents principal and interest due the Company’s Medicare intermediary for its Aurora, Colorado facility (see Note 9 – “Discontinued Operations” to the audited, consolidated financial statements).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Critical Accounting Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments to develop the amounts reflected and disclosed in the consolidated financial statements, most notably our estimate for claims incurred by not yet reported (“IBNR”). On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     We believe our accounting policies specific to our accrued claims payable (IBNR) and revenue recognition involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 2 – “Summary of Significant Accounting Policies” to the audited, consolidated financial statements).

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this annual report on Form 10-K and in other Company reports, SEC filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning the Company’s anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company reports, SEC filings, statements, and presentations. These risks and uncertainties include local, regional, and national economic and political conditions, the effect of governmental regulation, the competitive environment in which the Company operates, and other risks detailed from time to time in the Company’s SEC reports.

Risk Factors

Important Factors Related to Forward-Looking Statements and Associated Risks

This Annual Report on Form 10-K contains certain forward-looking statements that are based on our current expectations and plans. Although we believe our expectations and plans are reasonable, we can provide no assurance that they will be achieved. Our forward-looking statements are not guarantees of future performance and are significantly affected by the material risk factors set forth below.

We may not be able to accurately predict utilization of our full-risk contracts resulting in contracts priced at levels insufficient to ensure profitability.
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

Our existing and potential managed care clients operate in a highly competitive environment and may be subject to a higher rate of merger, acquisition and regulation than in other industries.
 We typically contract with small to medium sized HMO’s which may be adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. Our clients may also determine to manage the behavioral healthcare benefits “in house” and, as a result, discontinue contracting with the Company. Additionally, our clients may be acquired by larger HMO’s, in which case there can be no assurance that the acquiring company would renew our contract.

Many managed care companies, including nine of our existing clients, provide services to groups covered by Medicaid and/or CHIP programs. Recent state budgetary cutbacks to such programs have reduced reimbursement rates and could ultimately affect companies such as CompCare.
 As of May 31, 2004, we managed approximately 780,000 lives in connection with behavioral and substance abuse services covered through CHIP and Medicaid programs in Texas and Medicaid in Connecticut, Florida, and Michigan. Any changes in CHIP or Medicaid reimbursement could ultimately affect the Company through contract

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

bidding and cost structures with the health plans first impacted by such changes. Benefits available to Texas CHIP recipients were significantly reduced for the five month period September 1, 2003 to January 31, 2004 as a result of legislative bills passed by the Texas State legislature. Although subsequent legislation restored the majority of benefits available to CHIP recipients effective February 1, 2004, the temporary reduction in revenues had a negative impact on the Company’s results of operations for the fiscal year ended May 31, 2004. Such changes, if implemented in the future, could have a material, adverse impact on our operations. Additionally, we cannot predict which states in which we operate may pass legislation that would reduce our revenue through changes in the reimbursement rates or in the number of eligible participants. In either case, we may be unable to reduce our costs to a level that would allow us to maintain current gross margins specific to our Medicaid and CHIP programs.

Because providers are responsible for claims submission, the timing of which is uncertain, we must estimate the amount of claims incurred but not reported.
 Our costs of care include estimated amounts for IBNR. The IBNR is estimated using an actuarial paid completion factor methodology and other statistical analyses that we continually review and adjust, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results may differ materially from the estimated amounts reported.

A failure of our information systems would significantly impair our ability to serve our customers and manage our business.
 An effective and secure information system, available at all times, is vital to our health plans and their members. We depend on our computer systems for significant service and management functions, such as providing membership verification, monitoring utilization, processing provider claims, and providing regulatory data and other client and managerial reports. Any loss of availability of our current information system, or implementation failure related to our new information system currently being developed, may cause a disruption in operations and impact our performance.

We are subject to intense competition that may prevent us from gaining new customers or pricing our contracts at levels to achieve sufficient gross margins to ensure profitability.
 The Company is continually and aggressively pursuing new business. However, the smaller size and financial condition of our company has proved a deterrent to some prospective customers. Additionally, we will likely have difficulty in matching the financial resources expended on marketing characteristic of our competitors. As a result, we may not be able to realize our forecasted short and long-term growth plans.

A significant portion of our current revenue is derived from five health plans. The loss of any one of these customers could have a material, adverse effect on our working capital and future results of operations.
 We currently have contracts with five health plans to provide behavioral healthcare services under commercial, Medicaid, and CHIP plans. These combined contracts represent approximately 47.9% and 34.3% of our operating revenue for the fiscal years ended May 31, 2004 and May 31, 2003, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, could negatively affect the financial condition of the Company.

Recent operating losses create uncertainty regarding future viability.
 For each of the fiscal years ending May 31, 2004, 2003 and 2002, we had operating losses of approximately $80,000, $771,000 and $774,000, respectively. The report of the Company’s independent auditors with respect to their audit of the Company’s consolidated financial statements for the years ended May 31, 2004, 2003 and 2002 contains an explanatory paragraph relating to the preparation of the Company’s consolidated financial statements on a “going concern” basis and states that the Company’s working capital deficiency, stockholder’s deficit, and continued losses from operations raise substantial doubt about its ability to continue as a going concern. At May 31, 2004, the Company’s total current liabilities exceeded its total current assets by approximately $4.1 million and it had an accumulated deficit of approximately $57.7 million, with a total stockholders deficit of approximately $4.7 million. There is no certainty that we will be successful in implementing any of the plans of management to restore us to profitability, to achieve and maintain positive cash flow on an ongoing basis, or otherwise to ensure that we will be able to continue as a going concern.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The industry is subject to extensive state and federal regulations, as well as diverse licensure requirements varying by state. Changes in regulations could affect the profitability of our contracts or our ability to retain clients or gain new customers.
CompCare holds licenses or certificates to perform utilization review and TPA services in certain states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that CompCare will qualify to obtain such licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, our business could be materially affected until such time as we are able to meet the regulatory requirements. Additionally, some states may determine to contract directly with companies such as ours for managed behavioral healthcare services in which case they may also require us to maintain financial reserves or net worth requirements that we may not be able to meet. Currently, we cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

CompCare is subject to the requirements of HIPAA. The purpose of the HIPAA is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, to protect the security and privacy of protected health information. While we expect to meet all compliance rules and timetables with respect to the HIPAA regulations, failure to do so may result in penalties and have a material adverse effect on the Company’s ability to retain its customers or to gain new business.

In order to remain competitive and attract new customers, we will require additional working capital. We may not be able to acquire the necessary funding.
 We believe that our ability to increase business is dependent on our ability to have available working capital and, therefore, we require additional funding. In December 2003, we raised approximately $1.0 million through a private placement transaction of an aggregate of 700,000 shares of our common stock thereby reducing our working capital deficiency and stockholders’ deficit each by approximately $1.0 million as a result of this transaction. The shares issued in connection with this private placement transaction have not been registered and may be resold pursuant to Rule 144 under the general rules and regulations of the Securities Act of 1933, as amended, assuming that all of the conditions and provisions of the rule have been satisfied. The earliest date that these shares will become eligible for resale without a registration statement is December 8, 2004.

We are continuing to pursue additional sources of financing on terms that would support our capital needs and provide available funds for working capital in Fiscal 2005. We cannot state with any degree of certainty whether any required additional equity or debt financing will be available to us during Fiscal 2005 and, if available, that the source of financing would be available on terms and conditions acceptable to us.

We have noted an annual seasonality in the usage of our provider network. Our financial results may suffer to the extent we cannot adequately manage periods of increased utilization.
 Historically and during Fiscal 2004, we have experienced consistently low utilization during our first fiscal quarter, which comprises the months of June, July, and August, and increased utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Index to Consolidated Financial Statements

Years Ended May 31, 2004, 2003 and 2002

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Comprehensive Care Corporation

     We have audited the accompanying consolidated balance sheet of Comprehensive Care Corporation and subsidiaries as of May 31, 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal year ended May 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 2004, and the consolidated results of their operations and their cash flows for the fiscal year ended May 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

/s/ Kirkland, Russ, Murphy & Tapp P.A.

Clearwater, Florida
July 30, 2004

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Comprehensive Care Corporation

     We have audited the accompanying consolidated balance sheet of Comprehensive Care Corporation and subsidiaries as of May 31, 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended May 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 2003, and the consolidated results of their operations and their cash flows for the years ended May 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

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

/s/ Eisner LLP

New York, New York
July 25, 2003

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31,
	2004	2003
	(Amounts in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,209	3,590
Accounts receivable, less allowance for doubtful accounts of $10 and $27, respectively	191	75
Accounts receivable – managed care reinsurance contract	553	354
Other current assets	524	605

Total current assets	4,477	4,624
Property and equipment, net	390	230
Note receivable	—	155
Goodwill, net	991	991
Restricted cash	325	328
Other assets	42	51

Total assets	$6,225	6,379

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,720	1,836
Accrued claims payable	3,647	4,103
Accrued reinsurance claims payable	3,183	3,117
Income taxes payable	25	15

Total current liabilities	8,575	9,071

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	131	54

Total long-term liabilities	2,375	2,298

Total liabilities	10,950	11,369

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; none issued	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 4,673,048 and 3,936,549, respectively	47	39
Additional paid-in-capital	52,950	51,928
Deferred compensation	(4)	(16)
Accumulated deficit	(57,718)	(56,941)

Total stockholders’ deficit	(4,725)	(4,990)

Total liabilities and stockholders’ deficit	$6,225	6,379

     See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended May 31,
	2004	2003	2002
	(Amounts in thousands, except per share data)
Operating Revenues	$27,583	32,104	27,625
Costs and Expenses:
Healthcare operating expenses	24,178	29,201	24,625
General and administrative expenses	3,385	3,459	3,544
(Recovery of) provision for doubtful accounts	(7)	20	(112)
Depreciation and amortization	107	195	342

	27,663	32,875	28,399

Operating loss before items shown below	(80)	(771)	(774)
Other income (expense):
Net gain on IRS settlement	—	7,717	—
Loss in connection with collection of note receivable	(20)	—	—
Gain on sale of assets	—	4	—
Loss on disposal of assets	—	(5)	—
Other non-operating income, net	1	34	40
Interest income	26	47	88
Interest expense	(215)	(181)	(178)

(Loss) income from continuing operations before income taxes	(288)	6,845	(824)
Income tax expense	102	20	1

(Loss) income from continuing operations	(390)	6,825	(825)
(Loss) income from discontinued operations	(387)	633	—

(Loss) income before cumulative effect of change in accounting principle	(777)	7,458	(825)
Cumulative effect of change in accounting principle	—	—	55

Net (loss) income	$(777)	7,458	(770)

(Loss) income per common share — basic:
(Loss) income from continuing operations	$(0.09)	1.75	(0.21)
(Loss) income from discontinued operations	(0.09)	0.16	—
Cumulative effect of change in accounting principle	—	—	0.01

Net (loss) income	$(0.18)	1.91	(0.20)

(Loss) income per common share — diluted:
(Loss) income from continuing operations	$(0.09)	1.57	(0.21)
(Loss) income from discontinued operations	(0.09)	0.15	—
Cumulative effect of change in accounting principle	—	—	0.01

Net (loss) income	$(0.18)	1.72	(0.20)

Weighted average common shares outstanding:
Basic	4,284	3,905	3,860

Diluted	4,284	4,343	3,860

     See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In Thousands)

	Common Stock		Additional Paid-In	Accumulated	Deferred	Total Stockholders’
	Shares	Amount	Capital	Deficit	Compensation	Deficit
Balance, May 31, 2001	3,818	$38	51,813	(63,629)	—	(11,778)
Net loss	—	—	—	(770)	—	(770)
Compensatory stock options granted	—	—	1	—	(1)	—
Shares issued for executive compensation	50	1	25	—	—	26
Exercise of stock options	11	—	3	—	—	3

Balance, May 31, 2002	3,879	$39	51,842	(64,399)	(1)	(12,519)
Net income	—	—	—	7,458	—	7,458
Shares issued for executive compensation	20	—	20	—	—	20
Compensatory stock options and warrants granted to non-employees	—	—	48	—	(22)	26
Amortization of deferred compensation	—	—	—	—	7	7
Exercise of stock options	38	—	18	—	—	18

Balance, May 31, 2003	3,937	$39	51,928	(56,941)	(16)	(4,990)
Net loss	—	—	—	(777)	—	(777)
Shares issued in connection with private placement	700	7	964	—	—	971
Compensatory stock options and warrants granted to non-employees	20	1	50	—	(4)	47
Amortization of deferred compensation	—	—	—	—	16	16
Exercise of stock options	16	—	8	—	—	8

Balance, May 31, 2004	4,673	$47	52,950	(57,718)	(4)	(4,725)

     See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended May 31,
	2004	2003	2002
	(Amounts in thousands)
Cash flows from operating activities:
(Loss) income from continuing operations	$(390)	6,825	(770)
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	107	195	342
Provision for doubtful accounts	—	20	—
Cumulative effect of change in accounting principle	—	—	(55)
Net gain from IRS settlement	—	(7,717)	—
Loss in connection with prepayment of note receivable	20	—	—
Gain on sale of assets	—	(4)	—
Loss on disposal of assets	—	5	—
Compensation expense – stock issued	33	20	—
Compensation expense – stock options and warrants issued	31	15	—
Changes in assets and liabilities:
Accounts receivable	(116)	229	98
Accounts receivable – managed care reinsurance contract	(199)	221	208
Other receivable	—	525	—
Other current assets, restricted funds, and other non-current assets	(4)	286	284
Unbenefitted tax refunds received	—	(2,258)	—
Accounts payable and accrued liabilities	(270)	(132)	(397)
Accrued claims payable	(456)	(532)	1,564
Accrued reinsurance claims payable	66	1,098	1,236
Income taxes payable	10	(1)	(15)
Other liabilities	—	—	(8)

Net cash (used in) provided by continuing operations	(1,168)	(1,205)	2,487
Net cash used in discontinued operations	(88)	(480)	—

Net cash (used in) provided by continuing and discontinued operations	(1,256)	(1,685)	2,487
Cash flows from investing activities:
Net proceeds from sale of property and equipment	—	3	—
Payment received on note for sale of property and equipment	139	4	4
Additions to property and equipment	(210)	(77)	(43)

Net cash used in investing activities	(71)	(70)	(39)

Cash flows from financing activities:
Proceeds from the issuance of common stock	979	18	3
Repayment of debt	(33)	(13)	(2)

Net cash provided by financing activities	946	5	1

Net (decrease) increase in cash and cash equivalents	(381)	(1,750)	2,449
Cash and cash equivalents at beginning of year	3,590	5,340	2,891

Cash and cash equivalents at end of year	$3,209	3,590	5,340

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$205	182	179

Income taxes	$92	22	16

Noncash financing and investing activities
Property acquired under capital leases	$76	49	30

     See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

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

Principles of Consolidation

     The consolidated financial statements include the accounts of Comprehensive Care Corporation and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

Use Of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Reclassifications

     Reclassifications of prior year amounts related to discontinued hospital operations have been made to conform to the current year’s presentation (see Note 9).

Revenue Recognition

     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company relies extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 85.5%, or $23.6 million, of revenue for the fiscal year ended May 31, 2004, 87.4%, or $28.2 million, of revenue for the fiscal year ended May 31, 2003, and 84.7%, or $23.4 million, of revenue for the fiscal year ended May 31, 2002. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Premium Deficiencies

     Estimated future healthcare costs and expenses in excess of estimated future premiums are recorded as a loss when determinable. No such deficiencies existed at May 31, 2004 or May 31, 2003.

Cash and Cash Equivalents

     At May 31, 2004, cash and cash equivalents consist entirely of funds on deposit in savings and checking accounts at major financial institutions. At May 31, 2003, cash in excess of daily requirements was invested in short-term investments with original maturities of 90 days or less, with such investments aggregating $2.4 million and included in cash equivalents in the accompanying consolidated balance sheet.

Restricted Cash

     At May 31, 2004 and 2003, non-current restricted accounts include $0.3 million of cash held in trust in connection with the Company’s Directors and Officers liability insurance policy. During Fiscal 2003, the Company surrendered one license held by an inactive Michigan subsidiary and, as a result, approximately $100,000 of previously restricted cash was released to the Company.

Property and Equipment

     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives ranging from 3 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

Goodwill

     Goodwill includes costs in excess of fair value of the net assets acquired in purchase transactions, less amortization.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” which establishes new guidance for the treatment of goodwill and other intangible assets. Pursuant to SFAS 142, which was adopted by the Company effective June 1, 2001, goodwill is not amortized but is periodically evaluated for impairment to carrying amount, with decreases in carrying amount recognized immediately. The Company reviews goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The test for impairment of goodwill requires the Company to make estimates about fair value, which are based on projected future cash flows. In accordance with SFAS 142, the Company had performed an impairment test within six months of the adoption date and determined that no impairment of goodwill had occurred as of such date. In addition, the Company performed an annual impairment test as of May 31, 2004, 2003 and 2002 and determined that no impairment of goodwill had occurred as of such dates. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Additionally, SFAS 141, requires the elimination of any unamortized deferred credits related to an excess of fair value of acquired assets over cost from a business combination for which the acquisition date was before July 1, 2001 immediately upon adoption of SFAS 142. As of June 1, 2001, the Company had an unamortized deferred credit of $55,000 that related to an acquisition in 1996. As a result, the Company recognized $55,000 as the cumulative effect of a change in accounting principle during the quarter ended August 31, 2001.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Accrued Claims Payable

     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of May 31, 2004 and 2003. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.

Income Taxes

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in the consolidated statements of operations in the period that included the enactment. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not.

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

	Year Ended May 31,
	2004	2003	2002
	(in thousands except for per
	share information)
Net (loss) income, as reported	$(777)	$7,458	$(770)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(211)	(179)	(15)

Pro forma net (loss) income	$(988)	$7,279	$(785)

(Loss) income per common share:
Basic – as reported	$(0.18)	$1.91	$(0.20)

Basic – pro forma	$(0.23)	$1.86	$(0.20)

Diluted – as reported	$(0.18)	$1.72	$(0.20)

Diluted – pro forma	$(0.23)	$1.68	$(0.20)

     The weighted average fair values of options granted were $1.31, $0.72, and $0.40 in Fiscal 2004, 2003, and 2002, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     The fair value of these options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended May 31,
	2004	2003	2002
Volatility factor of the expected market price of the Company’s common stock	95.0%	95.0%	95.0%
Expected life (in years) of the options	3, 4, and 5	5	5
Risk-free interest rate	3.6%	4.0%	4.9%
Dividend yield	0%	0%	0%

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

	Fiscal Year Ended May 31,
	2004	2003	2002
Numerator:
(Loss) income from continuing operations	$(390)	6,825	(825)
(Loss) income from discontinued operations	(387)	633	—

(Loss) income from continuing operations before cumulative effect of change in accounting principle	$(777)	7,458	(825)
Cumulative effect of change in accounting principle	—	—	55

Numerator for diluted (loss) income per share available to Common Stockholders	$(777)	7,458	(770)

Denominator:
Weighted average shares	4,284	3,905	3,860
Effect of dilutive securities:
Employee stock options	—	437	—
Warrants	—	1	—

Denominator for diluted income per share-adjusted weighted average shares after assumed exercises	4,284	4,343	3,860

(Loss) income per common share — basic:
(Loss) income from continuing operations	$(0.09)	1.75	(0.21)
(Loss) income from discontinued operations	(0.09)	0.16	—
Cumulative effect of change in accounting principle	—	—	0.01

Net (loss) income	$(0.18)	1.91	(0.20)

(Loss) income per common share — diluted:
(Loss) income from continuing operations	$(0.09)	1.57	(0.21)
(Loss) income from discontinued operations	(0.09)	0.15	—
Cumulative effect of change in accounting principle	—	—	0.01

Net (loss) income	$(0.18)	1.72	(0.20)

Fair Value of Financial Instruments

     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     For cash and cash equivalents, notes receivable, and restricted cash, the carrying amount approximates fair value. For long-term debt, the fair value is based on the estimated market price for the Debentures on the last day of the fiscal year.

     The carrying amounts and fair values of the Company’s financial instruments at May 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$3,209	3,209	3,590	3,590
Note receivable	—	—	159	159
Restricted cash	325	325	328	328
Liabilities
Long-term debt	$2,244	2,118	2,244	2,328

Note 3 — Basis of Presentation

     The accompanying consolidated financial statements are prepared on a going concern basis. During the fiscal year ended May 31, 2004, net cash used in continuing and discontinued operations amounted to $1,168,000 and $88,000, respectively. The Company had $946,000 of net cash provided from financing activities, primarily through the sale of an aggregate of 700,000 shares of common stock in a private placement transaction completed in December 2003. This transaction reduced the Company’s working capital deficiency and stockholders’ deficit each by approximately $971,000. Uses of cash during the fiscal year ended May 31, 2004 include $190,000 for the Company’s ongoing implementation of its new, customized management information system. The Company’s capital needs during Fiscal 2005 will require additional installments toward the $180,000 that remains to be paid in connection with this system, which has expected total costs of approximately $370,000. Once implemented, this system will enable the Company to meet HIPAA requirements, streamline the Company’s entire clinical and claims functions, and offer service improvements to the Company’s participating providers.

     As of May 31, 2004, the Company had a working capital deficiency of $4.1 million and a stockholders’ deficit of $4.7 million. The Company is continuing to pursue sources of financing on terms that would support the Company’s capital needs and provide available funds for working capital during Fiscal 2005. Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to the Company during Fiscal 2005 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company. Further, the Company has incurred operating losses during each of the years ended May 31, 2004, 2003 and 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon its ability to continue to generate sufficient cash flow to meet its obligations on a timely basis, obtaining additional financing as may be required and, ultimately, attaining an operating profit. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 4 — Major Contracts/Customers

     (1) Beginning January 1, 2003, the Company contracted with a new HMO client to provide behavioral healthcare services to contracted Medicaid members in Florida. This business accounted for 16.0%, or $4.4 million, of the Company’s operating revenues during the fiscal year ended May 31, 2004. During the prior fiscal year, such Medicaid members were serviced by the Company through its contract with another HMO whose agreements with the Company covered Medicaid, Medicare, and commercial members and represented a combined 24.1%, or $7.8 million, and 21.4%, or $5.9 million, of the Company’s operating revenue for the twelve months ended May 31, 2003 and 2002, respectively. On December 31, 2002, the Company received a formal termination notice, effective February 28, 2003, from the prior HMO client with respect to the Medicare and commercial business. In addition, the acquiring HMO, whose contract with the Company was scheduled to renew in January 2004, formally advised the Company on October 30, 2003 that it had determined to “insource behavioral health” and, therefore, would not renew its contract with the Company. Accordingly, the Company’s contract with this HMO customer terminated effective December 31, 2003.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(2) The Company has one contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. This agreement represented approximately 13.7%, or $3.8 million, 9.0%, or $2.9 million, and 12.7%, or $3.5 million of the Company’s operating revenue for the fiscal years ended May 31, 2004, 2003, and 2002, respectively. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program for the purpose of paying providers. During the fiscal years ended May 31, 2004, 2003, and 2002, the Company filed reinsurance claims totaling approximately $2.1 million, $3.0 million, and $3.8 million, respectively. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of May 31, 2004 and 2003, respectively, the Company has reported $3.2 million and $3.1 million as accrued reinsurance claims payable, with $0.6 and $0.4 million reported as accounts receivable-managed care reinsurance contracts. In the event that the Company does not collect the amounts receivable related to reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. The difference between the reinsurance receivable amount and the reinsurance payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. This HMO has been a customer since March 2001. The original contract term ended December 31, 2002 and, in accordance with its terms, has automatically renewed for two consecutive one-year periods, with the current term ending December 31, 2004.

(3) The Company has contracts with one HMO to provide behavioral healthcare services to contracted commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members in Texas. This business accounted for approximately 14.5%, or $4.0 million, 11.9%, or $3.9 million, and 12.2%, or $3.4 million of the Company’s operating revenues during the fiscal years ended May 31, 2004, 2003, and 2002, respectively. The Fiscal 2003 and 2002 amounts include revenue received from another customer placed under conservatorship by the State of Texas whose Medicaid members were added to those of the HMO during Fiscal 2003. Benefits available to Texas CHIP recipients were significantly reduced for the five month period September 1, 2003 to January 31, 2004 as a result of legislative bills passed by the Texas State legislature. Consequently, CHIP business under this contract accounted for approximately 4.8%, or $1.3 million, of operating revenues for the fiscal year ended May 31, 2004 as compared to 7.3%, or $2.4 million, and 7.2%, or $2.0 million of operating revenues for the twelve month periods ended May 31, 2003 and 2002, respectively. Subsequent legislation has restored the majority of benefits available to CHIP recipients effective February 1, 2004. This HMO has been a customer of the Company since November 1998. The original contract term was for one year and the contract provides for automatic one-year renewal terms.

(4) During the prior fiscal year, the Company had three contracts with one HMO to provide behavioral healthcare services to Florida members. The combined revenue from these contracts accounted for 11.7%, or $3.8 million and 17.0%, or $4.7 million, of the Company’s operating revenues during the fiscal years ended May 31, 2003 and 2002, respectively. These contracts covering Florida members terminated effective January 1, 2003. Additionally, the Company has one major contract with an affiliate of this HMO (see Item 2 above).

Although there can be no assurance that the Company will be able to reduce its costs in an amount sufficient to offset the loss of gross margins associated with the customers listed under (1) and (3) above, the Company has undertaken efforts to restructure its regional and corporate operations, including the centralization of certain clinical and administrative functions, generalized staff downsizing, and the elimination of certain expenses that cannot be supported with existing and remaining revenues, to minimize any effect on future results of operations.

In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 5 — Accounts Receivable

Accounts Receivable of $201,000 at May 31, 2004 and $102,000 at May 31, 2003 consists of trade receivables resulting from services rendered under managed care capitation contracts. The following table summarizes changes in the Company’s allowance for doubtful accounts for the years ended May 31, 2004, 2003 and 2002:

	Balance	Additions		Write-off
	Beginning	Charged		of	Balance
	of Year	To Expense	Recoveries*	Accounts	End of Year
	(Amounts in thousands)
Year ended May 31, 2004	$27	10	—	(27)	10
Year ended May 31, 2003	$8	43	—	(24)	27
Year ended May 31, 2002	$11	(3)	—	—	8

*Excludes $17,000 in 2004, $24,000 in 2003, and $109,000 in 2002 of recoveries from accounts previously written off.

     Recoveries are reflected on the Company’s consolidated statement of operations as a reduction to the provision for doubtful accounts.

Note 6 – Other Current Assets

     Other current assets consist of the following:

	May 31,
	2004	2003
	(Amounts in thousands)
Accounts receivable – other	$37	138
Prepaid insurance	315	314
Other prepaid fees and expenses	172	153

Total other current assets	$524	605

Note 7 — Property and Equipment

     Property and equipment consists of the following:

	May 31,
	2004	2003
	(Amounts in thousands)
Furniture and equipment	$3,385	3,480
Leasehold improvements	49	49
Capitalized leases	130	54

	3,564	3,583
Less accumulated depreciation and amortization	(3,174)	(3,353)

Net property and equipment	$390	230

Note 8 — Note Receivable

     Note receivable consists of the following:

	May 31,
	2004	2003
	(Amounts in Thousands)
8% promissory note, payable in monthly installments of approximately $1,400, with a $146,000 principal payment due at maturity on April 1, 2006	$—	159
Less current maturities	—	(4)

	$—	155

     In Fiscal 1999, the Company sold its Aurora, Colorado facility to Jefferson Hills Corporation (“JHC”) in exchange for cash and a secured promissory note. On August 31, 2000, the Company entered into a prepayment agreement that

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

resulted in an immediate cash payment of $500,000 from JHC and a revision of the note maturity date to April of 2006. As an inducement to make such prepayment, the Company credited JHC with an aggregate of approximately $996,000.

     During Fiscal 2004, the Company negotiated an early payment arrangement with JHC that resulted in payoff of the note. The Company received a cash payment of $137,500 from JHC and recorded a non-operating loss of $20,000 during Fiscal 2004 in connection with this early payment arrangement.

Note 9 — Discontinued Operations

     Results for the fiscal year ended May 31, 2004 include a change in estimate resulting in a $387,000 charge recorded in August 2003 related to hospital operations disposed of in prior years, which is included under discontinued operations in the accompanying consolidated financial statements. The charge primarily relates to settlement of the Company’s Fiscal 1999 Medicare cost report for its Aurora, Colorado facility that was sold by the Company during Fiscal 1999. The settlement requires the Company to repay $400,000 specific to Fiscal 1999, less approximately $106,000 in Medicare refunds that were due the Company in connection with its Fiscal 1995 and 1996 Medicare cost report settlements for this same Aurora, Colorado hospital. Further, the Medicare intermediary accepted the Company’s proposed, 24-month, 12.125% installment payment plan to repay the net amount of approximately $300,000, of which $206,000 remains to be paid as of May 31, 2004. Of the remaining amount, approximately $151,000 is included in accounts payable and accrued expenses and $55,000 in long-term liabilities in the accompanying consolidated balance sheet at May 31, 2004.

     In connection with the above presentation, the Company has reclassified its results of operations for Fiscal 2003 to reflect items related to discontinued hospital operations, consisting of a $470,000 gain on settlement of a liability (see Note 15(4)) and income of $163,000 relating to hospital cost report settlements.

Note 10 — Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

	May 31,
	2004	2003
	(Amounts in Thousands)
Accounts payable	$166	379
Accrued salaries and wages	135	151
Accrued vacation	141	130
Accrued legal and audit	84	149
Other accrued liabilities.	1,194	1,026
Deferred compensation	—	1

	$1,720	1,836

Note 11 — Long-term Debt

     Long-term debt consists of the following:

	May 31,
	2004	2003
	(Amounts in Thousands)
7-1/2% convertible subordinated debentures due April, 2010, interest payable semi-annually in April and October*	$2,244	2,244

*The debentures are convertible into approximately 9,000 shares of Common Stock at a conversion price of $248.12 per share.

Note 12 — Income Taxes

Provision for income taxes consists of the following:

	Year Ended May 31,
	2004	2003	2002
	(Amounts in thousands)
Current:
Federal	$—	—	—
State	102	20	1

	$102	20	1

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     Reconciliation between the provision for income tax and the amount computed by applying the statutory Federal income tax rate (34%) to income (loss) before income tax is as follows:

	Year Ended May 31,
	2004	2003	2002
	(Amounts in thousands)
Income tax provision (benefit) at the statutory tax rate	$(230)	2,543	(280)
State income tax provision (benefit), net of federal tax effect	(26)	296	(33)
Non-taxable gain on IRS settlement	—	(3,733)	—
Non-deductible items	44	54	58
Benefit of net operating loss carryforward not recognized	314	840	255
Other, net	—	20	1

	$102	20	1

Significant components of the Company’s deferred tax assets are as follows:

	May 31,
	2004	2003
	(Amounts in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$1,332	730
Accrued expenses	134	—
Employee benefits and options	55	79
Other, net	90	186

Total Deferred Tax Assets	1,611	995
Valuation Allowance	(1,611)	(995)

Net Deferred Tax Assets	—	—

     In Fiscal 2003 the Company settled a tax dispute with the IRS regarding the disallowance of $12.4 million in previously received tax refunds specific to the Company’s Fiscal 1985 and 1986 income tax returns. In accordance with the settlement the Company paid the IRS $2.2 million and relinquished rights to Federal net operating loss carryforwards of approximately $42.0 million resulting from losses incurred in fiscal years ended May 31, 1995 through May 31, 2001, and a minimum tax credit carryover of approximately $0.7 million.

     As a result of the resolution of this matter, the Company extinguished the $12.1 million liability, which had been recorded for the refunds pending resolution of the dispute, and recorded a non-operating gain in the quarter ended February 28, 2003 of approximately $7.7 million net of related expenses, including $2.0 million representing the unrecovered portion of the $2.5 million of fees previously paid to its tax advisor. The gain represented income per share of $1.97 (diluted income per share of $1.77). No taxable income resulted from the settlement of the liability.

     At May 31, 2004, the Company’s Federal net operating loss carryforwards total approximately $3.5 million resulting from losses incurred in the fiscal years ended May 31, 2002, 2003, and 2004, which expire in 2022, 2023, and 2024.

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

     After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at May 31, 2004 and 2003, was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 13 — Employee Benefit Plan

     The Company offers a 401(k) Plan (the “Plan”), which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed one thousand hours of service are eligible to participate in the Plan. Each participant may contribute from 2% to 50% of his or her compensation to the Plan up to the annual maximum allowed amount, which was $12,000 during Calendar 2003, subject to limitations on the highly compensated employees to ensure the Plan is non-discriminatory. Company contributions are discretionary and are determined by the Company’s management. The Company’s employer matching contributions were approximately $2,300, $9,000, and $9,000 to the Plan in Fiscal 2004, 2003, and 2002, respectively.

Note 14 — Preferred Stock, Common Stock, and Stock Option Plans

Preferred Stock

     As of May 31, 2004, there are 18,740 remaining shares authorized and available to issue, and no outstanding shares of Preferred Stock. The Company is authorized to issue shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series.

Common Stock

     Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at May 31, 2004:

Convertible debentures	9,044
Outstanding stock options	1,229,390
Possible future issuance under stock option plans	312,569

Total	1,551,003

Stock Option Plans

     The Company currently has two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (“Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants to the Company. Grants issued under the Plans may qualify as Incentive Stock Options (“ISOs”) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. Options for Non-statutory Stock Options (“NSOs”) may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 500,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of May 31, 2004, there were 208,500 shares available for option grants and there were 280,500 options outstanding, of which 193,000 options were exercisable, under the 2002 Incentive Plan. Additionally, as of May 31, 2004, there were 2,400 shares available for option grants and there were 859,725 options outstanding, of which 859,725 options were exercisable, under the 1995 Incentive Plan.

     The Company also has a non-qualified stock option plan for its outside directors (the “Directors’ Plan”). Each non-qualified stock option is exercisable at a price equal to our common stock’s fair market value as of the date of grant. Initial grants vest annually in 25% increments beginning on the first anniversary of the date of grant, provided the individual is still a director on those dates. Annual grants will become 100% vested as of the first annual meeting of our stockholders following the date of grant, provided the individual is still a director as of that date. Such annual grants include options granted to non-employee directors for service on the various committees of the Board of Directors. An optionee who ceases to be a director shall forfeit that portion of the option attributable to such vesting dates on or after the date he or she ceases to be a director. The maximum number of shares authorized for issuance under the Directors’ Plan is 250,000. As of May 31, 2004, there were 96,669 shares available for option grants and there were 89,165 options outstanding, of which 42,499 options were exercisable, under the Directors’ Plan.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     A summary of the Company’s stock option activity and related information for the years ended May 31 is as follows:

		Weighted
		Average Exercise
	Shares	Price
Outstanding as of May 31, 2001	888,525	$0.84
Granted	38,000	0.45
Exercised	(11,250)	0.27
Forfeited	(12,100)	0.66

Outstanding as of May 31, 2002	903,175	$0.83
Granted	247,999	1.03
Exercised	(38,000)	0.48
Forfeited	(3,950)	2.40

Outstanding as of May 31, 2003	1,109,224	$0.88
Granted	161,666	1.91
Exercised	(16,500)	0.47
Forfeited	(25,000)	1.86

Outstanding as of May 31, 2004	1,229,390	$0.91

A summary of options outstanding and exercisable as of May 31, 2004 follows:

		Weighted-	Weighted-
	Exercise	Average	Average		Weighted-Average
Options	Price	Exercise	Remaining	Options	Exercise Price of
Outstanding	Range	Price	Contractual Life	Exercisable	Exercisable Options
329,000	$0.25 - $0.39	$0.27	6.11	329,000	$0.27
532,333	$0.51 - $0.61	$0.55	6.04	532,333	$0.55
91,666	$1.00 - $1.50	$1.33	8.51	76,666	$1.35
175,666	$1.70 - $2.16	$1.90	9.45	56,500	$2.07
100,725	$3.5625- $4.00	$3.93	4.53	100,725	$3.93

1,229,390	$0.25 - $4.00	$1.00	6.60	1,095,224	$0.91

Note 15 — Commitments and Contingencies

Lease Commitments

     The Company leases certain facilities and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases was $0.6 million in each of the fiscal years ended May 31, 2004, 2003, and 2002.

     Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at May 31, 2004:

Fiscal Year	Operating Leases
(Amounts in thousands)
2005	$509
2006	369
2007	53
2008	3

Total minimum lease payments	$934

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Other Commitments and Contingencies

(1)	A contract with one existing client requires the Company to maintain a performance bond throughout the contract term. At May 31, 2004, the Company maintained a $600,000 performance bond in compliance with this requirement.

(2)	Related to the Company’s discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Management believes that the Company’s Fiscal 1998 and 1999 cost reports remain eligible for re-opening at some future date, in which case the intermediary may determine that additional amounts are due to or from Medicare.

(3)	The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company recently determined it needed to make a significant investment in its current information system or in a new information system that would better meet the Company’s future needs. As a result, the Company has entered into a Software License Maintenance and Services Agreement with Qualifacts Systems, Inc. (“Qualifacts”), a vendor that has provided the Company with an immediate, temporary solution to meet HIPAA compliance rules specific to the Electronic Health Care Transactions and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services and, additionally, to design a new, customized management information system that will enable the Company to continue to meet HIPAA requirements in the future. The Company expects to incur a total of approximately $0.4 million of costs to customize the Qualifacts system and activate the licenses needed for Qualifacts and other, related third-party software.

(4)	On February 19, 1999, the California Superior Court denied the Company’s Petition for Writ of Mandate of an adverse administrative appeal decision regarding application of the Maximum Inpatient Reimbursement Limitation to Medi-Cal reimbursement paid to Brea Neuropsychiatric Hospital for its fiscal periods 1983 through 1986. The Company owned this facility until its disposal in fiscal year 1991. The subject matter of the Superior Court action involved the refusal of the administrative law judge to order further reductions in the liability for costs associated with treating high cost, long stay Medi-Cal patients, which are commonly referred to as “outliers.”

In July 2002, the Company entered into a Repayment Agreement with the Department to resolve this liability, recorded at $950,000 at May 31, 2002, at a substantially reduced amount. The terms of the Repayment Agreement required the Company to either 1) pay one lump sum of $450,000 to the Department on or before September 1, 2002 or 2) beginning September 1, 2002, the Company would be required to make three monthly installment payments of $160,000 each, with the last payment being due on or before November 1, 2002, for a total of $480,000 as full and complete satisfaction of the outstanding liability. As of November 30, 2002, after making three installment payments to the Department of $160,000 each, the Company had fully satisfied its obligations under the terms of the settlement agreement. As a result, the Company recorded a non-operating gain of $470,000 on settlement of the liability during the quarter ended November 30, 2002, which has been classified as discontinued operations in the accompanying financial statements.

     From time to time, the Company and its subsidiaries are also parties and their property is subject to ordinary, routine litigation incidental to their business, in which case claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management is not aware of any such lawsuits that could have a material adverse impact on the Company’s consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 16 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

FISCAL 2004

			Quarter Ended		Fiscal Year
	8/31/03	11/30/03	2/29/04	5/31/04	Total
	(Amounts in thousands, except per share data)
Operating revenues	$7,893	7,011	6,348	6,331	27,583

Gross profit	1,041	812	828	724	3,405

General and administrative expenses	908	970	799	708	3,385
Provision for (recovery of) doubtful accounts	(8)	(4)	(2)	7	(7)
Depreciation and amortization	27	28	27	25	107
Other expense	35	48	73	52	208

Income (loss) from continuing operations before income taxes	79	(230)	(69)	(68)	(288)
Income tax expense	17	3	9	73	102

Income (loss) from continuing operations	62	(233)	(78)	(141)	(390)
Loss from discontinued operations	(387)	—	—	—	(387)

Net loss	$(325)	(233)	(78)	(141)	(777)

Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.02	(0.06)	(0.02)	(0.03)	(0.09)
Loss from discontinued operations	(0.10)	—	—	—	(0.09)

Net loss	$(0.08)	(0.06)	(0.02)	(0.03)	(0.18)

Income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.01	(0.06)	(0.02)	(0.03)	(0.09)
Loss from discontinued operations	(0.08)	—	—	—	(0.09)

Net loss	$(0.07)	(0.06)	(0.02)	(0.03)	(0.18)

Weighted Average Common Shares Outstanding — basic	3,937	3,942	4,585	4,672	4,284

Weighted Average Common Shares Outstanding — diluted	4,725	3,942	4,585	4,672	4,284

FISCAL 2003

		Quarter Ended									Fiscal Year
	8/31/02	11/30/02	(e)		2/28/03	(e)		5/31/03	(e)		Total (e)
	(Amounts in thousands, except per share data)
Operating revenues	$8,307	8,631			7,973			7,193			32,104

Gross profit	954	871			746			332			2,903

General and administrative expenses	888	952			771			848			3,459
Provision for (recovery of) doubtful accounts	(8)	(6)			19			15			20
Depreciation and amortization	68	63			37			27			195
Net gain on IRS settlement	—	—			(7,717)			—			(7,717)
Other expense	32	22			11			36			101

Income (loss) from continuing operations before income taxes	(26)	(160)			7,625			(594)			6,845
Income tax expense	7	3			7			3			20

Income (loss) from continuing operations	(33)	(163)			7,618			(597)			6,825
Income from discontinued operations	—	470	(a	)	88	(c	)	75	(d	)	633

Net (loss) income	$(33)	307			7,706	(b	)	(522)			7,458

Income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.01)	(0.04)			1.95			(0.15)			1.75
Income from discontinued operations	—	0.12			0.02			0.02			0.16

Net (loss) income	$(0.01)	0.08			1.97			(0.13)			1.91

Income (loss) per common share – diluted:
Income (loss) from continuing operations	$(0.01)	(0.04)			1.69			(0.15)			1.57
Income from discontinued operations	—	0.11			0.02			0.02			0.15

Net (loss) income	$(0.01)	0.07			1.71			(0.13)			1.72

Weighted Average Common Shares Outstanding — basic	3,879	3,898			3,908			3,929			3,905

Weighted Average Common Shares Outstanding — diluted	3,879	4,254			4,509			3,929			4,343

(a)	Includes a $470,000 gain on settlement of the Medi-Cal liability.

(b)	Includes the $7.7 million gain in settlement of the IRS matter (see Note 12 – “Income Taxes”).

(c)	Includes $88,000 related to a favorable cost report settlement that was completed during the fiscal year ended May 31, 2003 pertaining to the Company’s hospital business segment that was discontinued in Fiscal 1999.

(d)	Includes $75,000 related to the elimination of the Company’s reserve for cost report settlements (see (c) above).

(e)	Reclassified to reflect items related to discontinued operations (see Note 9).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

(a)	On June 1, 2004, the Company dismissed Eisner LLP (“Eisner”) as its independent registered public accounting firm. The determination to dismiss Eisner was made by the Audit Committee of the Board of Directors of the Company and was prompted by economic considerations and, also, the Company’s desire to engage a firm with local presence. Eisner’s New York office had audited the Company’s consolidated financial statements for each of the two years ended May 31, 2003, and with respect to which had included in its reports a “going concern” uncertainty. These reports did not contain any adverse opinion, disclaimer of opinion, or qualification or modification as to audit scope or accounting principles. Since their retention as the Company’s independent registered public accounting firm and through June 1, 2004, there were no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Eisner’s satisfaction would have caused Eisner to make reference thereto in their report on the consolidated financial statements of the Company for such years. During the period of their retention there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

(b)	New Independent Registered Public Accounting Firm. On June 1, 2004, the Audit Committee of the Board of Directors of the Company appointed Kirkland, Russ, Murphy & Tapp P.A. (“KRMT”) to serve as its independent registered public accounting firm for the fiscal year ending May 31, 2004. In the years ended May 31, 2003 and 2002, the Company did not consult KRMT with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9a. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Annual Report on Form 10-K we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, designed and reported within the time periods specified by the SEC’s rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures designed to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with generally accepted accounting principles.

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

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

involving personnel who have a significant role in the Company’s Internal Controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the consolidated financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our on-going procedures.

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

Conclusion. Based on their evaluation, as of the end of the period covered by this annual report of the effectiveness of our Disclosure Controls, the Chief Executive Officer and Chief Financial Officer have each concluded that our Disclosure Controls are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Subsequent to the date of their evaluation, there have not been any significant changes in our Internal Controls or in other factors to our knowledge that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

PART III

Item 10. Executive Officers and Directors of the Company

     The executive officers and directors of the Company are as follows:

Name	Age	Position
Mary Jane Johnson	54	President(1)(2), Chief Executive Officer(1)(2), and Director(1)(2)
Robert J. Landis	45	Chairman of the Board of Directors(1)(2), Chief Financial Officer (1)(2), and Treasurer(1)(2)
Thomas Clay	56	Chief Development Officer(2)
Cathy J. Welch	44	Secretary(1)(2), Vice President of Finance/Controller(1)(2)
Eugene L. Froelich	62	Director(3)
Howard A. Savin	58	Director(3)

(1)	Comprehensive Care Corporation.
(2)	Comprehensive Behavioral Care, Inc. (Principal operating subsidiary of the Company).
(3)	Mr. Froelich and Dr. Savin are each members of the Audit Committee. Mr. Froelich is the Audit Committee Financial Expert as that term is defined under General Rules and Regulations under the Securities Exchange Act of 1934, as amended. Mr. Froelich is “independent” as defined by Rule 4200(a)(14) of the Marketplace Rules of the Nasdaq Stock Market.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     MARY JANE JOHNSON, RN, MBA, age 54. Ms. Johnson has served as President and Chief Executive Officer since January 2000. In April 1999, Ms. Johnson was elected a Class I director with her current term expiring at the 2006 Annual Meeting. Since joining the Company in August 1996, Ms. Johnson has also served as Chief Operating Officer of Comprehensive Care Corporation, an appointment that was effective July 1999, and as Chief Executive Officer for the Company’s principal subsidiary, Comprehensive Behavioral Care, Inc., since August 1998. Ms. Johnson served as Executive Director for Merit Behavioral Care from 1993 to 1996. Ms. Johnson, a Registered Professional Nurse, has a Bachelors Degree in Nursing from the State University of New York and a Masters Degree in Business Administration from Adelphi University.

     ROBERT J. LANDIS, CPA, MBA, age 45. Mr. Landis has served as Chairman of the Board of Directors since January 2000 and as Chief Financial Officer and Treasurer since July 1998. In April 1999, Mr. Landis was elected a Class III director with his current term expiring at the 2004 Annual Meeting. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization, from November 1988 to July 1998. Mr. Landis also serves on the Board of Directors and on the audit committee of Global Axcess Corporation, a company that owns and operates automatic teller machines, whose common stock is publicly traded on the Over The Counter Bulletin Board. Mr. Landis, a Certified Public Accountant, received a Bachelors Degree in Business Administration from the University of Southern California and a Masters Degree in Business Administration from California State University at Northridge.

     THOMAS CLAY, MSW, age 56. Mr. Clay has been employed by CompCare since December 1999 and currently serves as the Chief Development Officer for Comprehensive Behavioral Care, Inc. (“CBC”) having served as President, Public Sector Services since June 2002. Mr. Clay previously served as CBC’s Senior Vice President of Clinical Operations from October 2000 through May 2002. During 1997, until joining the Company, Mr. Clay worked as a behavioral healthcare consultant specializing in adapting managed care technology to public sector services for providers and behavioral healthcare organizations. From January 1991 through July 1997, Mr. Clay served in a variety of executive positions for Tarrant County Mental Health Mental Retardation Services in Fort Worth, Texas. Mr. Clay received a Master of Social Work degree from Tulane University and a Bachelor of Arts Degree in Psychology from the University of Texas at Austin.

     CATHY J. WELCH, CPA, age 44. Ms. Welch has been employed by the Company since February 1998, having served as Controller since February 1999 and Vice President of Finance and Controller since July 1999. In January 2000, Ms. Welch was appointed to the position of Corporate Secretary for the Company. Prior to her employment with CompCare, Ms. Welch served in a variety of financial positions for Columbia/HCA hospitals from November 1993 through June 1997. Ms. Welch, a Certified Public Accountant, received a Bachelor of Arts Degree in Business Administration from the University of South Florida.

     EUGENE L. FROELICH, CPA, age 62. In January 2003, the Board of Directors appointed Mr. Froelich to fill an existing vacancy for a Class II Director until the expiration date of the term for this director seat, which is currently the 2005 Annual Meeting. Additionally, Mr. Froelich is the Chairman of the Company’s Audit Committee and he is the Audit Committee Financial Expert as that term is defined under General Rules and Regulations under the Securities Exchange Act of 1934, as amended. He also serves on the Company’s Compensation Committee. Mr. Froelich has more than 30 years of financial experience and has served as an executive to several publicly held healthcare, entertainment, and high tech corporations and is currently working as a consultant in these industries. From April 2001 to October 2001, Mr. Froelich served as Chief Financial Officer of Futurelink Corp., a publicly traded company, engaged in the technology information sector. Futurelink Corp. had filed for protection under Chapter 11 of the federal bankruptcy code in August 2001 and, following such filing, Mr. Froelich voluntarily resigned his position with Futurelink Corp. From July 2000 to April 2001, Mr. Froelich was Chief Financial Officer of Wizshop.com, a private company, engaged in the Internet retail business. From 1998 to 2000, Mr. Froelich acted as an independent consultant and advisor to various corporations. During the period from 1989 to 1998, Mr. Froelich was Chief Financial Officer and Executive Vice President of Maxicare Health Plans, Inc. (“Maxicare”), a publicly traded corporation operating under Chapter 11 of the federal bankruptcy code at the time Mr. Froelich joined Maxicare in 1989.

     HOWARD A. SAVIN, Ph.D., age 58. In June 2002, Dr. Savin was appointed as a Class II director, with his current term expiring at the 2005 Annual Meeting, to fill an existing vacancy of the Board of Directors. Additionally, Dr. Savin is the Chairman of the Company’s Compensation Committee and he serves on the Company’s Audit Committee. Dr. Savin currently serves as President of his own consulting firm, Behavioral Health Care Solutions, and as Senior Consultant for the Devereux Foundation, an organization engaged in providing high-quality human services to children, adults, and families with special needs that derive from behavioral, psychological, intellectual or neurological impairments. Dr. Savin was previously Senior Vice President of Clinical Affairs at the Devereux Foundation from July 1, 1995 through June 30,

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

2004. From November 1993 to December 1994, Dr. Savin served as Vice President of Medco Behavioral Care Corp., which later became Merit Behavioral Health and Magellan. Dr. Savin holds a Masters Degree in Psychology from the University of Bridgeport and a Ph.D. from the University of Georgia.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 11. EXECUTIVE COMPENSATION

The following provides certain information concerning compensation earned by the Company’s Chief Executive Officer and its other executive officers whose total salary and bonus for Fiscal 2004 exceed $100,000 (together, these persons are sometimes referred to as the “named executives”).

			Annual Compensation			Long-term Compensation
						Restricted	Securities
					Other	Stock	Underlying	Long-term
Fiscal					Annual	Award(s)	Options/	Incentive	All Other
Year	Name and Position		Salary ($)	Bonus ($)	Compensation ($)	($)	SARS (#)	Payouts ($)	Compensation ($)
2004	Mary Jane Johnson	President(1,2),Chief	163,007	—	6,500(8)	—	25,000	—	219(9)
2003	Mary Jane Johnson	Executive Officer(1,2), and	175,000	—	6,500(8)	—	50,000	—	445(9)
2002	Mary Jane Johnson	Director(1,2)	175,000	110,200(5)	6,500(8)	—	—	—	937(9)
2004	Robert Landis	Chairman of the Board of	169,279	20,000(4)	3900(11)	—	25,000	—	441(9)
2003	Robert Landis	Directors(1,2), Chief	172,981	15,250(4)	5,700(11)	—	50,000	—	908(9)
2002	Robert Landis	Financial Officer(1,2),	175,000	59,945(6)	6,500(11)	—	—	—	888(9)
		and Treasurer(1,2)
2004	Thomas Clay	Chief Development	111,231	—	—	—	10,000	—	219(9)
2003	Thomas Clay	Officer(2)	117,692	—	1,800(12)	—	20,000	—	993(9)
2002	Thomas Clay		111,000	2,550(10)	19,386(12)	—	10,000	—	611(9)
2004	Paul R. McCarthy(3)	Chief Operating Officer(3)	67,385	—	32,422(7)	—	10,000	—	289(9)
2003	Paul R. McCarthy		118,154	20,001(10)	—	—	20,000	—	1,197(9)
2002	Paul R. McCarthy		—	—	—	—	—	—	—

(1)	Comprehensive Care Corporation.

(2)	Comprehensive Behavioral Care, Inc., Principal Subsidiary of the Company.

(3)	Dr. McCarthy ceased being an Executive Officer of the Company on December 31, 2003.

(4)	Represents actual payments made in connection with the stay bonus awards described under “Employment Agreements with Executives” below.

(5)	Represents $100,000 in actual payments made during Fiscal 2002 in connection with the stay bonus described under “Employment Agreements with Executives” below plus a non-cash stock bonus valued at $10,200.

(6)	Represents $50,000 in actual payments made during Fiscal 2002 in connection with the stay bonus described under “Employment Agreements with Executives” below plus a non-cash stock bonus valued at $9,945.

(7)	Includes separation pay of $30,000 and, also, accrued vacation pay of $2,422 as of Dr. McCarthy’s December 31, 2003 separation date.

(8)	Represents a car allowance in accordance to Ms. Johnson’s employment agreement.

(9)	Represents amounts contributed by the Company to the indicated person’s 401(k) Plan Account.

(10)	Represents a non-cash stock bonus.

(11)	Represents compensation expense for personal use mileage in accordance to Mr. Landis’ employment agreement.

(12)	Represents transitional living expenses paid to Mr. Clay.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Compensation Committee

     The Compensation Committee reviews the Company’s compensation programs and exercises authority with respect to the payment of salaries and incentive compensation to the Company’s executive officers. The Compensation Committee also administers the Company’s 1995 and 2002 Stock Option Plans.

Compensation Committee Report Regarding Compensation of Executive Officers

     In June 2002, the election of Howard Savin, Ph.D. as an independent director enabled the Company to re-establish a Compensation and Stock Option Committee (“Committee”). Dr. Savin, as Chairman of the Committee, was joined in January of 2003 by newly appointed Director Eugene Froelich. Prior to June 2002, and at any time during the absence of independent directors to comprise a compensation committee, the Board of Directors fulfilled such responsibilities. The newly formed Committee continues to adhere to the same philosophies and goals regarding executive compensation that have guided previous compensation committees and the Board of Directors. These philosophies and key components of executive compensation are discussed below.

Overview and Philosophy

The Compensation and Stock Option Committee’s policies are designed to enable the Company to attract and retain outstanding executives in the healthcare industry to assist the Company in meeting its long-range objectives, thereby serving the interests of the Company’s stockholders. The Committee’s compensation philosophy is to provide rewards that (1) are linked to both Company performance and individual performance, (2) align employee interests with shareholder interests, (3) are sufficient to attract and retain high-quality employees, and (4) provide a mix of cash and potential stock ownership tied to long-term as well as immediate business strategy.

     The current employment agreements of Ms. Johnson and Mr. Landis were approved by the current Compensation and Stock Option Committee, which is comprised solely of independent directors. The current employment agreements of all other executive officers of the Company and the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc. were approved by the Board of Directors.

Executive Officer Compensation

     The following key principles guide the Compensation and Stock Option Committee in structuring compensation targets and packages of executive officers and key management:

•	Total annual compensation will include salary as the core compensation plus options to purchase shares of the Company’s Common Stock, the value of which is a function of the market price, which is an extension of stockholder interests.

•	Management development - support of compensation opportunity structures to attract and retain individuals who can maximize the creation of stockholder value, and motivate employees to attain Company and individual objectives.

•	Recognition of individual contributions as well as overall Company results toward identified business results.

•	Competitive position of both base salary and total compensation within the healthcare industry.

Components of Executive Compensation

     The components of executive compensation for each of the Company’s four named executive officers included a base salary, provision for an annual incentive bonus, and provisions for the award of stock options. Ms. Johnson and Mr. Landis each have employment agreements, which were approved by the current Compensation and Stock Option Committee, which took into account the skills, knowledge and experience that each of the executive officers brought to their positions. The base salary of each executive officer is intended to be maintained at slightly above the median range of salary for similar positions at public companies that are in the same line of business as the Company and which are of similar size. Under the terms of their current employment contracts, dated February 7, 2003, Ms. Johnson’s base salary is currently set at $205,000 per annum and Mr. Landis is to receive $185,000 per annum although each is currently receiving a base salary of $175,000 per annum. Base salaries for Mr. Clay and Dr. McCarthy were each set by the Board of Directors at $120,000 per annum.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     Each of the Company’s executive officers is eligible to receive an annual performance based incentive bonus or other such bonus or additional compensation as may be determined from time to time by the Compensation and Stock Option Committee. There were no cash amounts paid during Fiscal 2004 or Fiscal 2003 in connection with any annual performance bonus as provided for in the Company’s employment agreements with its executive officers. During Fiscal 2003, Dr. McCarthy was awarded a restricted stock grants totaling 20,001 shares in lieu of any cash-signing bonus, which was included in Fiscal 2003 executive compensation.

     The current employment agreement of each executive officer provides for the award of stock options. In the case of Ms. Johnson and Mr. Landis, the Compensation and Stock Option Committee determined that each is to receive an annual grant of options to purchase 25,000 shares of stock. Additionally, the Compensation and Stock Option Committee reserves the right to increase the Annual Stock Options award based on exceptional performance by the Executive. In the case of Mr. Clay and Dr. McCarthy, each is eligible for participation in periodic grants of stock options as determined by the Compensation and Stock Option Committee at its discretion. During Fiscal 2004, Ms. Johnson and Mr. Landis received grants for a total of 25,000 stock options each while Mr. Clay and Dr. McCarthy were granted a total of 10,000 stock options each.

Employment Agreements with Executives

     Effective February 1, 2003, the Company entered into a new employment agreement with Mary Jane Johnson. Such agreement, which superceded the previous agreement entered into in July of 1999, terminates May 31, 2006 and is subject to two 18-month extensions. Ms. Johnson’s employment agreement provides for a salary of $205,000 per annum and includes an annual performance bonus based on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). Such annual performance bonus shall be equal to the greater of 2 1/2% of the Company’s EBITDA, or $25,000. Ms. Johnson is provided an auto allowance of $250 biweekly as well as a policy of life insurance. In addition, the Company pays for a portion of Ms. Johnson’s health insurance and other group insurance premiums in accordance with the Company’s general benefit guidelines covering all full-time employees. Ms. Johnson’s employment agreement provides that in the event of a change in control of the Company, or in the case of termination without cause, Ms. Johnson will be paid a severance benefit equal to twenty four (24) months base salary, together with her performance bonus. Ms. Johnson is additionally eligible to receive a special transaction bonus should the company merge with or into another entity in which the Company is not the surviving entity, or if the Company sells all or substantially all of its assets and the special transaction is $5.0 million or greater. The special transaction bonus shall be an amount equal to 1% of the special transaction value in excess of $5.0 million. Effective with the 2003 Annual Meeting of Stockholders and annually coincident with such meetings, Ms. Johnson will be granted options to purchase 25,000 shares of the Company’s common stock. The options will bear an exercise price of the fair market value of the Company’s stock on the date of grant and will vest within one year of such date. Ms. Johnson’s employment agreement may be terminated by either party in accordance with its terms, which require written notification to the other party at least six months prior to the initial termination date or renewal termination date.

     Effective February 1, 2003, the Company entered into an employment agreement with Robert J. Landis. Such agreement, which superceded the previous agreement dated September 14, 1998, terminates May 31, 2006 and is subject to two 18-month extensions. Mr. Landis’ employment agreement provides for a salary of $185,000 per annum and includes an annual performance bonus based on the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). Such annual performance bonus shall be equal to the greater of 2 1/2% of the Company’s EBITDA, or $20,000. In addition, the Company pays for a portion of Mr. Landis’ health insurance and other group insurance premiums in accordance with the Company’s general benefit guidelines covering all full-time employees. Mr. Landis is also provided with a policy of life insurance and a $250 biweekly auto allowance. Mr. Landis’ employment agreement provides that in the event of a change in control of the Company or in the case of termination without cause, Mr. Landis will be paid a severance benefit equal to twenty four (24) months base salary, together with his performance bonus. Mr. Landis is additionally eligible to receive a special transaction bonus should the company merge with or into another entity in which the Company is not the surviving entity, or if the Company sells all or substantially all of its assets and the special transaction is $5.0 million or greater. The special transaction bonus shall be an amount equal to 1% of the special transaction value in excess of $5.0 million. Effective with the 2003 Annual Meeting of Stockholders and annually coincident with such meetings, Mr. Landis will be granted options to purchase 25,000 shares of the Company’s common stock. The options will bear an exercise price of the fair market value of the Company’s stock on the date of grant and will vest within one year of such date. Mr. Landis’ employment agreement may be terminated by either party in accordance with its terms, which require written notification to the other party at least six months prior to the initial termination date or renewal termination date.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     On June 3, 2002, the Company entered into an employment agreement with Thomas Clay. Mr. Clay’s employment agreement provides for a salary at the rate of $120,000 per annum and includes a performance-based bonus not to exceed $20,000 per annum, which will be based 20% on individual performance and 80% on the Company’s financial performance against set criteria. In addition, Mr. Clay is eligible to participate in the Company’s Sales Incentive Plan, a commission program designed to compensate the Company’s sales and marketing staff in proportion to their individual contributions to the Company’s sales and marketing objectives. Mr. Clay is provided with a policy of life insurance and the Company pays for a portion of Mr. Clay’s health insurance and other group insurance premiums in accordance with the Company’s general benefit guidelines covering all full-time employees. Mr. Clay’s employment agreement provides that, in the event of a change in control of the Company as defined, Mr. Clay will be paid a severance benefit equal to six (6) months base salary or, in the case of termination without cause, Mr. Clay will be paid a severance benefit equal to three (3) months base salary. Mr. Clay’s employment agreement continues unless terminated by either party in accordance with the terms of the employment agreement.

     On June 3, 2002, the Company entered into an employment agreement with Paul R. McCarthy, Ph.D. Dr. McCarthy’s employment agreement provided for a salary at the rate of $120,000 per annum and included a performance-based bonus not to exceed $20,000 per annum, to be based 20% on individual performance and 80% on the Company’s financial performance against set criteria. Dr. McCarthy was provided with a policy of life insurance and the Company paid for a portion of Dr. McCarthy’s health insurance and other group insurance premiums in accordance with the Company’s general benefit guidelines covering all full-time employees. Dr. McCarthy’s employment agreement provided that, in the event of a change in control of the Company as defined, Dr. McCarthy would be paid a severance benefit equal to six (6) months base salary or, in the case of termination without cause, Dr. McCarthy would be paid a severance benefit equal to three (3) months base salary. Effective December 31, 2003, in connection with the Company’s ongoing expense reduction efforts, Dr. McCarthy was separated from the Company without cause.

     Effective July 2, 1999, the Board awarded stay bonuses to Ms. Johnson and Mr. Landis in amounts not to exceed the greater of: $150,000 or 85% of the current base salary, and $125,000 or 83% of the current base salary, respectively, not payable unless each remained employed by the Company through December 31, 2000. Effective January 1, 2001, Ms. Johnson and Mr. Landis each were entitled to receive $150,000 and $145,250, respectively, in connection with these stay bonus awards. As an accommodation to the Company, the two executive officers consented to a deferral of the receipt of their stay bonus. During Fiscal 2001, Ms. Johnson and Mr. Landis each were paid $50,000. During Fiscal 2002, Ms. Johnson was paid $100,000 and Mr. Landis, $50,000. In the fiscal years ended May 31, 2003 and 2004, Mr. Landis received $15,250 and $20,000, respectively, related to this bonus.

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

Compensation Committee Interlocks and Insider Participation

     Our Compensation Committee is currently composed of Dr. Savin and Mr. Froelich. No member of the Compensation Committee is currently or was formerly an officer or an employee of Comprehensive Care Corporation or its subsidiaries. There are no compensation committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Securities Exchange Act of 1934, as amended.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Performance Graph

     The following is a line graph comparing the Company’s total stockholder returns to those of the NASDAQ Health Services Index and a Comparable Company Index (including the Company, PHC, Inc., Magellan Health Services, Inc. and Horizon Health Corp.) for each year in the period from June 1, 1999 and ended May 31, 2004. The Company’s Common Stock is traded on the Over The Counter Bulletin Board and, accordingly, the Company has selected the NASDAQ Health Services Index as an appropriate index for this graph. Total return values were calculated based on cumulative total return, assuming the value of the investment in the Company’s Common Stock, and in each index, was $100 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG COMPREHENSIVE CARE CORPORATION,
THE NASDAQ HEALTH SERVICES INDEX AND A PEER GROUP

ASSUMES $100 INVESTED ON JUNE 1, 1999
ASSUMES DIVIDENDS REINVESTED
FIVE FISCAL YEARS ENDED MAY 31, 2004

	1999	May 2000	May 2001	May 2002	May 2003	May 2004
Comprehensive Care Corporation	100.00	42.00	90.00	320.00	560.00	320.00
Comparable Company Index	100.00	36.28	142.69	90.43	31.36	42.34
NASDAQ Health Services Index	100.00	73.12	113.89	140.10	115.01	169.39

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Section 16(A) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with all copies of all Section 16(a) forms they file. The Company believes that its officers, directors and greater than ten-percent beneficial owners complied with all applicable Section 16(a) filing requirements during the fiscal year ended May 31, 2004. In making such determination specific to greater than ten-percent beneficial owners, we relied on information obtained from Schedule 13G filed by Mr. Harry Ross on December 17, 2003 and dated December 8, 2003.

Indemnification of Officers and Directors

     In connection with the Company’s indemnification program for executive officers and directors, Ms. Johnson, Mr. Landis, and Mr. Clay as well as five current, key management employees, directors, or subsidiary directors, eleven former directors, and eleven former executive officers, are entitled to indemnification and are beneficiaries of the officers and directors indemnification trust (as defined below).

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Table II – Options Held at May 31, 2004

     The following tables present information regarding the number of options granted to and exercised by the Company’s named executives during Fiscal 2004 and the number of unexercised options held by the Company’s named executives at May 31, 2004. No stock appreciation rights were granted or held by such persons during Fiscal 2004.

Option Grants In the Last Fiscal year

		Percent of Total
		Options/SARS	Exercise
		Granted to	or Base		Grant Date
		Employees in	Price	Expiration	Present
Name	Options Granted	Fiscal Year	($/Share)	Date	Value
Mary Jane Johnson	25,000	19.2%	$1.70	01/23/14	$1.2524
Robert J. Landis	25,000	19.2%	1.70	01/23/14	1.2524
Thomas Clay	10,000	7.7%	2.16	11/18/13	1.4725
Paul R. McCarthy *	10,000	7.7%	2.16	11/18/13	1.4725

*Separated from the Company effective December 31, 2003.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND AGGREGATED FISCAL YEAR-END OPTION VALUE

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-money
			Options/SARs at	Options/SARs at
	Shares	Value	FY End (#)	FY End ($)
	Acquired on	Realized	Exercisable/	Exercisable/
Name	Exercise (#)	($)	Unexercisable	Unexercisable(1)
Mary Jane Johnson	—	—	270,000/25,000	$277,643/$0
Robert J. Landis	—	—	315,625/25,000	277,643/0
Thomas Clay	—	—	52,500/5,000	40,910/0
Paul R. McCarthy(2)	10,000	$11,900	—	—

(1)	Calculated on the basis of the closing sale price per share for the Company’s Common Stock on the Over The Counter Bulletin Board of $1.60 on May 28, 2004. Value was calculated on the basis of the difference between the option price and $1.60 multiplied by the number of shares of Common Stock underlying the respective options.

(2)	Separated from the Company effective December 31, 2003.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company concerning the beneficial ownership of Common Stock as of May 31, 2004, by (i) all persons who are beneficial owners of five percent (5%) or more of the Common Stock, (ii) each director of the Company, and (iii) the executive officers named in the Summary Compensation Table included elsewhere herein, and (iv) all directors and executive officers as a group in accordance with Section 13(d)(3) under the general rules and regulations of the Securities and Exchange Commission (“SEC”) Act of 1934, as amended. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has, or shares, the power to vote such securities or to direct their investment. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned and has an address of 204 South Hoover Boulevard, Suite 200, Tampa, Florida 33609.

	Shares Beneficially	Percent of Common
Name of Beneficial Owner	Owned	Stock Outstanding
Harry Ross(6) 3622 Reeves Road, Ojai, CA 93023	720,000	15.4%
Mary Jane Johnson(2)	302,500	6.1%
Robert J. Landis(3)	360,125	7.2%
Thomas Clay(1)	57,500	1.2%
Howard A. Savin(4)	31,666	*
Eugene L. Froelich(5)	13,333	*
All executive officers and directors As a group (8 persons)	850,124	15.6%

*Less than 1%.

(1)	Includes 5,000 shares of common stock held directly and 52,500 shares subject to options that are presently exercisable. Excludes 5,000 options that are not presently exercisable.

(2)	Includes 20,000 shares of common stock held directly and 282,500 shares subject to options that are presently exercisable or exercisable within 60 days of May 31, 2004. Excludes 12,500 options that are not exercisable within 60 days of May 31, 2004.

(3)	Includes 32,000 shares of common stock held directly and 328,125 shares subject to options that are presently exercisable or exercisable within 60 days of May 31, 2004. Excludes 12,500 options that are not exercisable within 60 days of May 31, 2004.

(4)	Includes 31,666 options that are presently exercisable or exercisable within 60 days of May 31, 2004. Excludes 20,833 options that are not exercisable within 60 days of May 31, 2004.

(5)	Includes 13,333 options that are presently exercisable. Excludes 23,333 options that are not presently exercisable.

(6)	Information obtained from Schedule 13G filed by Mr. Ross on December 17, 2003 and dated December 8, 2003.

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information with respect to the Company’s equity compensation plans (including individual compensation arrangements) under which equity securities of Comprehensive Care Corporation are authorized for issuance as of May 31, 2004:

	(a)	(b)	(c)
Plan category	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation
	warrants and rights	warrants and rights	plans (excluding securities
			reflected in column (a))
Equity compensation plans approved by shareholders	1,229,390	$0.91	307,569
Equity compensation plans not approved by shareholders*	100,000	3.39	—

Total	1,329,390	$1.12	307,569

*Consists of warrants to purchase common stock of the Company issued to three consultants, in lieu of cash compensation, for services provided to the Company.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information relating to the employment agreements with executive officers, stock options, stay bonuses, stock grants, and other compensation, see the information included in Item 11 above. During the fiscal year ended May 31, 2004, two executive officers served on the Board of Directors of the Company and, also, on the Board of Directors for each of the Company’s wholly-owned subsidiary corporations.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed by Kirkland, Russ, Murphy & Tapp P.A. (“KRMT”) for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal year ended May 31, 2004 were $54,000. In addition, Fiscal 2004 audit fees included $20,000 billed by Eisner LLP in connection with their review of the consolidated financial statements included in our Form 10-Qs filed during Fiscal 2004.

The aggregate fees billed by Eisner LLP for professional services rendered in connection with the audit of our consolidated financial statements for the year ended May 31, 2003 and review of the consolidated financial statements included in our Fiscal 2003 Form 10-Qs were $152,500.

Audit-Related Fees. There were no fees billed by KRMT during Fiscal 2004 or by Eisner LLP during Fiscal 2004 or Fiscal 2003 for assurance and related services.

Tax Fees. No fees were billed by KRMT or by Eisner LLP during Fiscal 2004 for tax-related services, although the Company has engaged KRMT to prepare its Fiscal 2004 tax returns with expected fees for such services ranging from $20,000 to $22,000. The aggregate fees billed by Eisner LLP during Fiscal 2003 for tax-related services were $67,133. Such fees were primarily for tax-consulting services related to the then pending Internal Revenue Service claim, which was successfully settled in Fiscal 2003.

All Other Fees. There were no fees billed by KRMT during Fiscal 2004 or by Eisner LLP during Fiscal 2004 or Fiscal 2003 for professional services other than the services described under “Audit Fees” and “Tax Fees” above.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Consolidated Financial Statements — Included in Part II of this report:
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets, May 31, 2004 and 2003
		Consolidated Statements of Operations, Years Ended May 31, 2004, 2003 and 2002
		Consolidated Statements of Stockholders’ Deficit, Years Ended May 31, 2004, 2003 and 2002
		Consolidated Statements of Cash Flows, Years Ended May 31, 2004, 2003 and 2002
		Notes to Consolidated Financial Statements

	2.	Consolidated Financial Statement Schedules: None.

	Other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

	3.	Exhibits:

Number	Description and Reference
3.1	Restated Certificate of Incorporation as amended.(5)
3.2	Restated Bylaws as amended July 20, 2000.(8)
4.1	Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible Subordinated Debentures.(1)
4.2	Form of Common Stock Certificate.(6)
10.1	Form of Stock Option Agreement. *(2)
10.2	Form of Indemnity Agreement as amended March 24, 1994. *(3)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Number	Description and Reference
10.3	Directors and Officers Trust dated February 27, 1995 between the Company and Mark Twain Bank. *(4)
10.4	Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998.(9)
10.5	Amended and Restated Non-Employee Director’s Stock Option Plan. *(5)
10.6	Employment agreement as amended February 7, 2003 between the Company and Robert J. Landis. *(7)
10.7	Employment agreement as amended February 7, 2003 between the Company and Mary Jane Johnson. *(7)
10.8	Employment agreement dated June 3, 2002 between the Company and Paul R. McCarthy. *(10)
10.9	Employment agreement dated June 3, 2002 between the Company and Thomas C. Clay. *(10)
10.10	Comprehensive Care Corporation 2002 Incentive Plan. (11)
14	Code of Business Conduct and Ethics. (12)
16	Letter dated June 2, 2004 from Eisner LLP in concurrence with the Company’s statement made concerning Eisner LLP’s dismissal as the Company’s principal accountant. (13)
21	List of the Company’s active subsidiaries (filed herewith).
23.1	Consent of Kirkland, Russ, Murphy & Tapp P.A. (filed herewith).
23.2	Consent of Eisner LLP (filed herewith).
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1)	Filed as an exhibit to the Company’s Form S-3 Registration Statement No. 2-97160.

(2)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.

(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1994.

(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 1995.

(5)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.

(6)	Filed with original filing of Registration Statement on Form S-1, dated January 29, 1997.

(7)	Filed as an exhibit to the Company’s Form 8-K dated February 7, 2003.

(8)	Filed as an exhibit to the Company’s Form 10-K for the Fiscal Year ended May 31, 2000.

(9)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.

(10)	Filed as an exhibit to the Company’s Form 8-K dated June 7, 2002.

(11)	Filed as an exhibit to the Company’s Form 8-K, dated September 20, 2002.

(12)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2003.

(13)	Filed as an exhibit to the Company’s Form 8-K, dated June 4, 2004.

(b)	Reports on Form 8-K.

1)	The Company filed a current report on Form 8-K, dated June 4, 2004, to report under Item 4 that the Company had dismissed Eisner LLP as its independent public accountants on June 1, 2004 and, additionally, that the Audit Committee of the Board of Directors of the Company appointed Kirkland, Russ, Murphy & Tapp P.A. to serve as its independent registered public accounting firm for the fiscal year ended May 31, 2004.

2)	The Company filed a current report on Form 8-K, dated May 20, 2004, to report under Item 5 that the Company had announced the completion of its beta test in Michigan of the Company’s new behavioral health pharmacy management program.

3)	The Company filed a current report on Form 8-K, dated April 12, 2004, to report under Items 7 and 9 that the Company had updated its “Message from the CEO” letter, which is located on the Company’s stockholder web site at: www.compcare-shareholders.com.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 26, 2004.

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

Signature	Title	Date

/s/ MARY JANE JOHNSON Mary Jane Johnson	President, Chief Executive Officer, and Director	August 26, 2004
/s/ ROBERT J. LANDIS Robert J. Landis	Chairman of the Board of Directors, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	August 26, 2004
/s/ HOWARD A. SAVIN Howard A. Savin	Director	August 26, 2004
/s/ EUGENE L. FROELICH Eugene L. Froelich	Director	August 26, 2004

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Exhibit Index

Fiscal Year Ended May 31, 2004

EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER
21	List of the Company’s subsidiaries	50
23.1	Consent of Kirkland, Russ, Murphy & Tapp P.A.	51
23.2	Consent of Eisner LLP	52
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53
31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	54
32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	55
32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	56