Form 10-Q
period 2004-08-31
COMPREHENSIVE CARE CORP
filed 2004-10-07
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended August 31, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 1-9927

COMPREHENSIVE CARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-2594724

(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

204 South Hoover Blvd, Suite 200, Tampa, FL 33609

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

Yes ☒    No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Classes	Outstanding at October 1, 2004

Common Stock, par value $.01 per share	4,689,548

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

	August 31,	May 31,
	2004	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,014	3,209
Accounts receivable, less allowance for doubtful accounts of $10 and $10, respectively	117	191
Accounts receivable – managed care reinsurance contract	448	553
Other current assets	491	524

Total current assets	4,070	4,477
Property and equipment, net	408	390
Goodwill, net	991	991
Restricted cash	325	325
Other assets	127	42

Total assets	$5,921	6,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,688	1,720
Accrued claims payable	3,237	3,647
Accrued reinsurance claims payable	3,238	3,183
Income taxes payable	41	25

Total current liabilities	8,204	8,575

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	100	131

Total long-term liabilities	2,344	2,375

Total liabilities	10,548	10,950

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; none issued	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 4,682,548 and 4,673,048, respectively	47	47
Additional paid-in-capital	52,955	52,950
Deferred compensation	(2)	(4)
Accumulated deficit	(57,627)	(57,718)

Total stockholders’ deficit	(4,627)	(4,725)

Total liabilities and stockholders’ deficit	$5,921	6,225

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)
(Amounts in thousands, except per share amounts)

	Three months Ended
	August 31,
	2004	2003
Operating revenues	$6,039	7,893
Costs and expenses:
Healthcare operating expenses	5,168	6,852
General and administrative expenses	702	908
Recovery of doubtful accounts	(5)	(8)
Depreciation and amortization	24	27

	5,889	7,779

Operating income from continuing operations before items shown below	150	114
Other income (expense):
Interest income	2	12
Interest expense	(54)	(48)
Other non-operating income	11	1

Income from continuing operations before income taxes	109	79
Income tax expense	18	17

Income from continuing operations	$91	62
Loss from discontinued operations	—	(387)

Net income (loss) attributable to common stockholders	$91	(325)

Income per common share – basic:
Income from continuing operations	$0.02	0.02
Loss from discontinued operations	—	(0.10)

Net income (loss)	$0.02	(0.08)

Income per common share – diluted:
Income from continuing operations	$0.02	0.01
Loss from discontinued operations	—	(0.08)

Net income (loss)	$0.02	(0.07)

Weighted average common shares outstanding:
Basic	4,682	3,937

Diluted	5,272	4,725

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)
(Amounts in thousands)

	Three months ended
	August 31,
	2004	2003
Cash flows from operating activities:
Net income from continuing operations	$91	62
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24	27
Compensation expense – stock options and warrants issued	2	17
Changes in assets and liabilities:
Accounts receivable, net	74	(182)
Accounts receivable – managed care reinsurance contract	105	(131)
Other current assets, restricted funds, and other non-current assets	(52)	74
Accounts payable and accrued liabilities	(56)	(121)
Accrued claims payable	(410)	(64)
Accrued reinsurance claims payable	55	226
Income taxes payable	16	2
Other liabilities	(2)	—

Net cash used in continuing operations	(153)	(90)
Net cash used in discontinued operations	(36)	—

Net cash used in continuing and discontinued operations	(189)	(90)

Cash flows from investing activities:
Payments received on note receivable	—	1
Additions to property and equipment	(1)	(80)

Net cash used in investing activities	(1)	(79)

Cash flows from financing activities:
Proceeds from issuance of common stock	5	1
Repayment of debt	(10)	(6)

Net cash used in financing activities	(5)	(5)

Net decrease in cash and cash equivalents	(195)	(174)
Cash and cash equivalents at beginning of year	3,209	3,590

Cash and cash equivalents at end of period	$3,014	3,416

Supplemental disclosures of cash flow information:
Cash paid during the quarter for
Interest	$11	6

Income Taxes	$8	15

Noncash financing and investing activities
Property acquired under capital leases	$27	14

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 1 – Summary of Significant Accounting Policies

     The consolidated balance sheet as of August 31, 2004, and the related consolidated statements of operations and cash flows for the three months ended August 31, 2004 and 2003 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended August 31, 2004 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

     The consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet at May 31, 2004 has been derived from the audited, consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. Notes to consolidated financial statements included in Form 10-K for the fiscal year ended May 31, 2004 are on file with the Securities and Exchange Commission and provide additional disclosures and a further description of accounting policies.

     The Company’s consolidated financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amount and classification of liabilities that may result from the outcome of the uncertainties described in Note 2 — “Basis of Presentation.”

Restricted Cash

     As of August 31, 2004 and May 31, 2004, non-current restricted accounts include $0.3 million of cash held in trust in connection with the Company’s Directors and Officers liability insurance policy.

Revenue Recognition

     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company relies extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 87.9%, or $5.3 million, of revenue for the quarter ended August 31, 2004 and 87.7%, or $6.9 million, of revenue for the quarter ended August 31, 2003. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

Accrued Claims Payable

     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of August 31, 2004. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.

Income Taxes

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and to differences between

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Stock Options

     The Company issues stock options to its employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder approved stock option plans. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “ Accounting for Stock-Based Compensation-Transitional Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options (“APB 25”). Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the Company’s employee stock options plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Quarter Ended August 31,
	2004	2003
	(in thousands except for
	per share information)
Net income (loss), as reported	$91	$(325)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects*	—	(40)

Pro forma net income (loss)	$91	$(365)

Income (loss) per common share:
Basic – as reported	$0.02	$(0.08)

Diluted – as reported	$0.02	$(0.07)

Basic – pro forma	$0.02	$(0.09)

Diluted – pro forma	$0.02	$(0.08)

* No grants were issued during the quarter ended August 31, 2004.

Per Share Data

     In calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed exercise or conversion of all dilutive securities, such as options, warrants, and convertible debentures. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a net loss. The following table sets forth the computation of basic and diluted income (loss) per share in accordance with Statement No. 128, Earnings Per Share (amounts in thousands, except per share data):

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Three Months Ended
	August 31,
	2004	2003
Numerator:
Numerator for diluted income per share from continuing operations	$91	$62
Loss from discontinued operations	—	(387)

Numerator for diluted income (loss) attributable to common stockholders	$91	$(325)

Denominator:
Weighted average shares	4,682	3,937
Effect of dilutive securities:
Employee stock options	588	782
Warrants	2	6

Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed exercises	5,272	4,725

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.02	$0.02
Loss from discontinued operations	—	(0.10)

Net income (loss)	$0.02	$(0.08)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.02	$0.01
Loss from discontinued operations	—	(0.08)

Net income (loss)	$0.02	$(0.07)

Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at August 31, 2004:

Convertible debentures	9,044
Outstanding stock options	1,216,890
Possible future issuance under stock option plans	310,569

Total	1,536,503

Note 2 — Basis of Presentation

     The accompanying consolidated financial statements are prepared on a going concern basis. During the three months ended August 31, 2004, net cash used in continuing and discontinued operations amounted to $153,000 and $36,000, respectively. The Company’s capital needs during Fiscal 2005 will require additional installments toward the $180,000 that remains to be paid in connection with its new information system, which has expected total costs of approximately $370,000. Once implemented, this system will enable the Company to meet HIPAA requirements, streamline the Company’s entire clinical and claims functions, and offer service improvements to the Company’s participating providers.

     As of August 31, 2004, the Company had a working capital deficiency of $4.1 million and a stockholders’ deficit of $4.6 million. The Company is continuing to pursue sources of financing on terms that would support the Company’s capital needs and provide available funds for working capital during Fiscal 2005. Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to the Company during Fiscal 2005 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company. Further, the Company has incurred operating losses in recent years, including the fiscal year ended May 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon its ability to continue to generate sufficient cash flow to meet its obligations on a timely basis, obtaining additional financing as may be required and, ultimately, sustaining an operating profit. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 3 — Major Customers/Contracts

(1) Beginning January 1, 2003, the Company contracted with a new HMO client to provide behavioral healthcare services to contracted Medicaid members in Florida. This business accounted for 23.3%, or $1.8 million, of the Company’s operating revenues during the fiscal quarter ended August 31, 2003. On October 30, 2003, the HMO, whose contract was scheduled to renew in January 2004, advised the Company that it had determined to “insource behavioral health” and, therefore, would not renew its contract with the Company. Accordingly, the Company’s contract with this HMO customer terminated effective December 31, 2003.

(2) The Company has one contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. This agreement represented approximately 19.9%, or $1.2 million, and 9.9%, or $0.8 million, of the Company’s operating revenue for the quarters ended August 31, 2004 and 2003, respectively. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program for the purpose of paying providers. During each of the quarters ended August 31, 2004 and 2003, the Company filed reinsurance claims totaling approximately $0.6 million. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of August 31, 2004 and May 31, 2004, respectively, the Company has reported $0.4 million and $0.6 million as accounts receivable–managed care reinsurance contracts, with $3.2 million reported as accrued reinsurance claims payable as of each date. In the event that the Company does not collect the amounts receivable related to reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. The difference between the reinsurance receivable amount and the reinsurance payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. For non-reinsurance claims incurred but not yet reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. This HMO has been a customer since March 2001. The original contract term ended December 31, 2002 and, in accordance with its terms, has automatically renewed for two consecutive one-year periods, with the current term ending December 31, 2004. In October 2004, the Company began preparing a bid that will be submitted to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) in connection with a contract that is expected to begin in February 2005, with full implementation to be completed by July 1, 2005. If selected, the Company’s existing contract would terminate and a new contract would be negotiated between the Company and the State of Connecticut covering significantly more members than are covered under the current fee-for-service arrangement. If the State of Connecticut were to select another behavioral healthcare company to service this membership, the Company’s existing contract may terminate effective June 30, 2005. There can be no assurance that the Company’s existing contract will be renewed, or that the Company will be successful in its bid to provide ASO services to Connecticut members, or that the State of Connecticut will select a bidder.

(3) The Company has contracts with one HMO to provide behavioral healthcare services to contracted commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members in Texas. This business accounted for approximately 20.9%, or $1.3 million, and 14.2%, or $1.1 million, of the Company’s operating revenues during the fiscal quarters ended August 31, 2004 and 2003, respectively. This HMO has been a customer of the Company since November 1998. The original contract term was for one year and the contract provides for automatic one-year renewal terms.

In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

Note 4 – Discontinued Operations

     Results for the quarter ended August 31, 2003 include a change in estimate resulting in a net charge of approximately $387,000 related to hospital operations disposed of in prior years, which is included under discontinued operations in the accompanying financial statements. The charge primarily relates to settlement of the Company’s Fiscal 1999 Medicare cost report for its Aurora, Colorado facility that was sold by the Company during Fiscal 1999. The settlement requires the Company to repay a net amount of $294,000 by means of a two-year installment plan. At August 31, 2004, approximately $169,000 remains to be paid, of which $155,000 is included in accounts payable and accrued expenses and $14,000 in long-term liabilities in the accompanying consolidated balance sheet.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 5 — Commitments and Contingencies

(1)	The Company’s contract with one existing client includes a requirement to maintain a performance bond throughout the contract term. Additionally, in connection with the Company’s recently issued Preferred Provider Network license in Connecticut, the Company is required to maintain a performance bond during all applicable terms of the license. As such, the Company maintains performance bonds of $600,000 and $2,400,000, respectively, in compliance with these requirements.

(2)	Related to the Company’s discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Management believes that the Company’s Fiscal 1998 and 1999 cost reports remain eligible for re-opening at some future date, in which case the intermediary may determine that additional amounts are due to or from Medicare.

(3)	The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company determined it needed to make a significant investment in its current information system or in a new information system that would better meet the Company’s future needs. As a result, the Company has entered into a Software License Maintenance and Services Agreement with Qualifacts Systems, Inc. (“Qualifacts”), a vendor that has provided the Company with an immediate, temporary solution to meet HIPAA compliance rules specific to the Electronic Health Care Transactions and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services and, additionally, to design a new, customized management information system that will enable the Company to continue to meet HIPAA requirements in the future. The Company expects to incur a total of approximately $370,000 of costs to customize the Qualifacts system and activate the licenses needed for Qualifacts and other, related third-party software.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, statements concerning the Company’s anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which Comprehensive Care Corporation (“CompCare” or the “Company”) operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, cost of care, and seasonality, the Company’s ability to obtain additional financing, and other risks detailed herein and from time to time in the Company’s SEC reports. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of CompCare appearing elsewhere herein.

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

Results of Operations

     For the quarter ended August 31, 2004, the Company reported net income of $91,000, or $0.02 earnings per share (basic and diluted). In comparison, the Company reported income from continuing operations of $62,000, or $0.02 basic earnings per share ($0.01 diluted earnings per share), and a net loss of $325,000, or $0.08 basic loss per share ($0.07 diluted loss per share), for the quarter ended August 31, 2003.

     Results for the quarter ended August 31, 2003 include a change in estimate resulting in a net charge of approximately $387,000 that has been included under discontinued operations in the unaudited, consolidated financial statements for the quarter ended August 31, 2003 (see Note 4 – “Discontinued Operations” to the unaudited, consolidated financial statements).

     The following tables summarize the Company’s operating results from continuing operations for the three months ended August 31, 2004 and 2003 (in thousands):

The Three Months Ended August 31, 2004 Compared to the Three Months Ended August 31, 2003:

	Consolidated	Consolidated
	Continuing	Continuing
	Operations	Operations
	Fiscal 2005	Fiscal 2004
Operating revenues	$6,039	$7,893
Healthcare operating expenses	5,168	6,852
General and administrative expenses	702	908
Other operating expenses	19	19

	5,889	7,779

Operating income	$150	$114

     The Company reported operating income of $150,000 and net income of $91,000, or $0.02 earnings per share (basic and diluted), for the quarter ended August 31, 2004 compared to operating income of $114,000 and a net loss of

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

$325,000, or $0.08 basic loss per share ($0.07 diluted loss per share), for the quarter ended August 31, 2003. Operating revenues decreased by 23.5%, or approximately $1.9 million, to $6.0 million for the quarter ended August 31, 2004 compared to $7.9 million for the quarter ended August 31, 2003. This decrease is primarily attributable to the loss of one major customer in Florida that accounted for $1.8 million of revenue during the fiscal quarter ended August 31, 2003.

     Healthcare operating expenses decreased by approximately $1.7 million, or 24.6%, for the quarter ended August 31, 2004 as compared to the quarter ended August 31, 2003. This decrease is directly attributable to the loss of revenue as described above. Healthcare operating expense as a percentage of operating revenue decreased by 1.2%, from 86.8% for the quarter ended August 31, 2003 to 85.6% for the quarter ended August 31, 2004. This decrease is primarily due to the loss of one major contract in Florida that consistently returned a high medical loss ratio.

     General and administrative expenses decreased by $206,000, or 22.7%, for the quarter ended August 31, 2004 as compared to the quarter ended August 31, 2003. This decrease is primarily attributable to a decrease in salaries and benefits resulting from the Company’s expense reduction program and less usage of outside professional services. General and administrative expense as a percentage of operating revenue increased slightly from 11.5% for the quarter ended August 31, 2003 to 11.6% for the quarter ended August 31, 2004.

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

Concentration of Risk

     We currently have contracts with six health plans to provide behavioral healthcare services under commercial, Medicaid, and CHIP plans. These combined contracts represent approximately 68.6% and 43.4% of our operating revenue for the fiscal quarters ended August 31, 2004 and August 31, 2003, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, could negatively affect the financial condition of the Company.

Liquidity and Capital Resources

     During the fiscal quarter ended August 31, 2004, net cash used in continuing and discontinued operations amounted to $153,000 and $36,000, respectively. During Fiscal 2005 we expect to pay a minimum of $60,000 toward the $180,000 that remains to be paid in connection with the ongoing implementation of our new, customized management information system. The timing of all remaining installments is dependent on the success of meeting specific implementation goals at set times. Therefore, it is possible that the entire $180,000 will be paid during our 2005 fiscal year. Our expected total costs of this system are approximately $370,000. Once implemented, this system will enable us to meet HIPAA requirements, streamline our entire clinical and claims functions, and offer service improvements to our participating providers. As of August 31, 2004, the Company had a working capital deficiency of $4.1 million and a stockholders’ deficit of $4.6 million. We are continuing to pursue sources of financing on terms that would support our future capital needs and provide available funds for working capital. We cannot state with any degree of certainty whether any required additional equity or debt financing will be available to us during Fiscal 2005 and, if available, that the source of financing would be available on terms and conditions acceptable to us. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon our ability to continue to generate sufficient cash flow to meet our obligations on a timely basis, obtaining additional financing as may be required and, ultimately, sustaining an operating profit.

     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to sustain profitability and achieve positive cash flow. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate. However, actual results could differ from the $3.2 million claims payable amount reported as of August 31, 2004.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     The State of Connecticut recently enacted legislation requiring risk-bearing entities, such as CompCare, to be licensed as a Preferred Provider Network (“PPN”). During the fiscal quarter ended August 31, 2004 we were successful in meeting the requirements to obtain the PPN license, which is due for renewal in May 2005 and requires us to maintain a performance bond during all applicable terms of the PPN license (see Note 5(1) – “Commitments and Contingencies” — to the unaudited, consolidated financial statements). In October 2004, we began preparing a bid that will be submitted to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) in connection with a contract that is expected to begin in February 2005, with full implementation to be completed by July 1, 2005. If selected, our existing contract would terminate and a new contract would be negotiated between the Company and the State of Connecticut covering significantly more members than are covered under the current fee-for-service arrangement. If the State of Connecticut were to select another behavioral healthcare company to service this membership, our existing contract may terminate effective June 30, 2005. There can be no assurance that our existing contract will be renewed, or that we will be successful in our bid to provide ASO services to Connecticut members, or that the State of Connecticut will select a bidder (see Note 3(2) – “Major Customers/Contracts” — to the unaudited, consolidated financial statements).

Summary of Significant Accounting Policies

Critical Accounting Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments to develop the amounts reflected and disclosed in the consolidated financial statements, most notably our estimate for claims incurred but not yet reported (“IBNR”). On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     We believe our accounting policies specific to our accrued claims payable and revenue recognition involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 1 – “Summary of Significant Accounting Policies” to the unaudited, consolidated financial statements).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Item 4. Controls and Procedures

     Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

(b) Reports on Form 8-K –

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

October 7, 2004

	By	/s/ MARY JANE JOHNSON

Mary Jane Johnson
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS

Robert J. Landis
Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)