Form 10-Q
period 2004-11-30
COMPREHENSIVE CARE CORP
filed 2005-01-12
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended November 30, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________.

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Classes	Outstanding at January 7, 2005
Common Stock, par value $.01 per share	4,798,547

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)

	November 30,	May 31,
	2004	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,729	$3,209
Marketable securities	78	—
Restricted cash	253	—
Accounts receivable, less allowance for doubtful accounts of $2 and $10, respectively	189	191
Accounts receivable – managed care reinsurance contract	725	553
Other current assets	403	524

Total current assets	4,377	4,477

Property and equipment, net	397	390
Goodwill, net	991	991
Restricted cash	72	325
Other assets	242	42

Total assets	$6,079	$6,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,549	$1,720
Accrued claims payable	3,332	3,647
Accrued reinsurance claims payable	3,390	3,183
Income taxes payable	43	25

Total current liabilities	8,314	8,575

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	73	131

Total long-term liabilities	2,317	2,375

Total liabilities	10,631	10,950

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; none issued	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 4,697,547 and 4,673,048, respectively	47	47
Additional paid-in-capital	52,976	52,950
Deferred compensation	—	(4)
Accumulated deficit	(57,524)	(57,718)
Other comprehensive loss	(51)	—

Total stockholders’ deficit	(4,552)	(4,725)

Total liabilities and stockholders’ deficit	$6,079	$6,225

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2004	2003	2004	2003
Operating revenues	$6,231	$7,011	$12,270	$14,904

Costs and expenses:
Healthcare operating expenses	5,328	6,199	10,496	13,051
General and administrative expenses	727	970	1,429	1,878
Provision for (recovery of) doubtful accounts	1	(4)	(4)	(12)
Depreciation and amortization	23	28	47	55

	6,079	7,193	11,968	14,972

Operating income (loss) from continuing operations before items shown below	152	(182)	302	(68)

Other income (expense):
Interest income	3	6	5	18
Interest expense	(52)	(54)	(106)	(102)
Other non-operating income	11	—	22	1

Income (loss) from continuing operations before income taxes	114	(230)	223	(151)
Income tax expense	11	3	29	20

Income (loss) from continuing operations	$103	$(233)	$194	$(171)
Loss from discontinued operations	—	—	—	(387)

Net income (loss) attributable to common stockholders	$103	$(233)	$194	$(558)

Income (loss) per common share - basic:
Income (loss) from continuing operations	$0.02	$(0.06)	$0.04	$(0.04)
Loss from discontinued operations	—	—	—	(0.10)

Net income (loss)	$0.02	$(0.06)	$0.04	$(0.14)

Income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.02	$(0.06)	$0.04	$(0.04)
Loss from discontinued operations	—	—	—	(0.10)

Net income (loss)	$0.02	$(0.06)	$0.04	$(0.14)

Weighted average common shares outstanding:

Basic	4,691	3,942	4,687	3,939

Diluted	5,262	3,942	5,268	3,939

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	November 30,
	2004	2003
Cash flows from operating activities:
Net income (loss) from continuing operations	$194	$(171)

Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	47	55
Compensation expense – stock, stock options and warrants issued	23	23
Amortization of deferred revenue	(11)	—

Changes in assets and liabilities:
Accounts receivable	2	(180)
Accounts receivable - managed care reinsurance contract	(172)	(128)
Other current assets, restricted funds, and other non-current assets	(79)	145
Accounts payable and accrued liabilities	(288)	(345)
Accrued claims payable	(315)	(230)
Accrued reinsurance claims payable	207	198
Income taxes payable	18	4
Other liabilities	(1)	(1)

Net cash used in continuing operations	(375)	(630)
Net cash used in discontinued operations	(73)	(22)

Net cash used in continuing and discontinued operations	(448)	(652)

Cash flows from investing activities:
Payments received on note receivable	—	2
Additions to property and equipment	(14)	(132)

Net cash used in investing activities	(14)	(130)

Cash flows from financing activities:
Proceeds from the issuance of common stock	6	2
Repayment of debt	(24)	(14)

Net cash used in financing activities	(18)	(12)

Net decrease in cash and cash equivalents	(480)	(794)
Cash and cash equivalents at beginning of period	3,209	3,590

Cash and cash equivalents at end of period	$2,729	$2,796

Supplemental disclosures of cash flow information:
Cash paid during the six month period for:
Interest	$107	101

Income taxes	$19	16

Noncash operating, financing and investing activities:
Securities received through consulting agreement, net of other comprehensive loss	$78	—

Property acquired under capital leases	$27	61

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 1 – Summary of Significant Accounting Policies

     The consolidated balance sheet as of November 30, 2004, and the related consolidated statements of operations and cash flows for the six months ended November 30, 2004 and 2003 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended November 30, 2004 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

Marketable Securities

     The Company’s marketable securities are classified as “available for sale,” and accordingly are reflected in the consolidated balance sheet at fair market value, with the unrealized loss included as an other comprehensive loss within stockholders’ deficit.

Restricted Cash

     During the quarter ended November 30, 2004, the Company reclassified $253,000 from non-current to current restricted cash due to the expiration of the trust agreement and pending release of escrow specific to the Company’s Directors and Officers liability insurance policy. As of November 30, 2004, the non-current restricted cash amount of $72,000 represents a required deposit under the terms of the Company’s Tampa office lease.

Revenue Recognition

     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company relies extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 88.1%, or $10.8 million, of revenue for the six months ended November 30, 2004 and 87.2%, or $13.0 million, of revenue for the six months ended November 30, 2003. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

Accrued Claims Payable

     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of November 30, 2004. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.

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

Stock Options

     The Company periodically grants stock options to employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder approved stock option plans. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transitional Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options (“APB 25”). Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the Company’s employee stock options plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation (amounts in thousands, except per share data).

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	11/30/04	11/30/03	11/30/04	11/30/03
Net income (loss), as reported	$103	$(233)	$194	$(558)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(54)	(110)	(54)	(110)

Pro forma net income (loss)	$49	$(343)	$140	$(668)

Income (loss) per common share:
Basic – as reported	$0.02	$(0.06)	$0.04	$(0.14)

Diluted – as reported	$0.02	$(0.06)	$0.04	$(0.14)

Basic – pro forma	$0.01	$(0.09)	$0.03	$(0.17)

Diluted – pro forma	$0.01	$(0.09)	$0.03	$(0.17)

     On December 16, 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R is effective for the Company for interim or annual periods beginning after June 15, 2005. As such, effective with the Company’s second fiscal quarter of fiscal 2006, SFAS No. 123R will eliminate our ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue stock options to its employees or non-employee directors. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the consolidated financial statements.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

the computation of basic and diluted income (loss) per share in accordance with Statement No. 128, Earnings Per Share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2004	2003	2004	2003
Numerator:
Numerator for diluted income (loss) per share from continuing operations	$103	$(233)	$194	$(171)
Loss from discontinued operations	—	—	—	(387)

Net income (loss) attributable to common stockholders	$103	$(233)	$194	$(558)

Denominator:
Weighted average shares	4,691	3,942	4,687	3,939
Effect of dilutive securities:
Warrants	2	—	2	—
Employee stock options	569	—	579	—

Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed conversions	5,262	3,942	5,268	3,939

Basic income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.06)	$0.04	$(0.04)
Loss from discontinued operations	—	—	—	(0.10)

Net income (loss)	$0.02	$(0.06)	$0.04	$(0.14)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.06)	$0.04	$(0.04)
Loss from discontinued operations	—	—	—	(0.10)

Net income (loss)	$0.02	$(0.06)	$0.04	$(0.14)

Authorized shares of common stock reserved for possible issuance for convertible debentures, stock options, and warrants are as follows at November 30, 2004:

Convertible debentures	9,044
Outstanding stock options	1,275,090
Possible future issuance under stock option plans and warrants	349,369

Total	1,633,503

Note 2 — Basis of Presentation

     The accompanying consolidated financial statements are prepared on a going concern basis. During the six months ended November 30, 2004, net cash used in continuing and discontinued operations amounted to $375,000 and $73,000, respectively. The Company’s capital needs during fiscal 2005 will require additional installments toward the $180,000 that remains to be paid in connection with its new information system, which has expected total costs of approximately $370,000. Once implemented, this system will enable the Company to meet HIPAA requirements, streamline the Company’s entire clinical and claims functions, and offer service improvements to the Company’s participating providers.

     As of November 30, 2004, the Company had a working capital deficiency of $3.9 million and a stockholders’ deficit of $4.6 million. The Company is continuing to pursue sources of financing on terms that would support the Company’s capital needs and provide available funds for working capital during fiscal 2005. Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to the Company during fiscal 2005 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company. Further, the Company has incurred operating losses in recent years, including the fiscal year ended May 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon its ability to continue to generate sufficient cash flow to meet its obligations on a timely basis, obtaining additional financing as may be required and, ultimately, sustaining an operating profit. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 3 – Total Comprehensive Income (Loss)

Total comprehensive income (loss) is net income (loss) adjusted for the unrealized holding losses on available-for-sale securities, which amounted to $51,000 and $0 as of November 30, 2004 and 2003, respectively:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	11/30/04	11/30/03	11/30/04	11/30/03
Net income (loss)	$103	$(233)	$194	$(558)
Other comprehensive loss:
Unrealized holding loss	(51)	—	(51)	—

Total comprehensive income (loss)	$52	$(233)	$143	$(558)

Note 4 — Major Customers/Contracts

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

(2) The Company has one contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. This agreement represented approximately 20.9%, or $2.6 million, and 11.3%, or $1.7 million, of the Company’s operating revenue for the six months ended November 30, 2004 and 2003, respectively. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program for the purpose of paying providers. During the six months ended November 30, 2004 and 2003, the Company filed reinsurance claims totaling approximately $1.8 million and $1.1 million, respectively. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of November 30, 2004 and May 31, 2004, respectively, the Company has reported $0.8 million and $0.6 million as accounts receivable–managed care reinsurance contracts, with $3.4 million and $3.2 million reported as accrued reinsurance claims payable in the accompanying balance sheet. In the event that the Company does not collect the amounts receivable related to reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. The difference between the reinsurance receivable amount and the reinsurance payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. For non-reinsurance claims incurred but not yet reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. This HMO has been a customer since March 2001. The original contract term ended December 31, 2002 and, in accordance with its terms, has automatically renewed for three consecutive one-year periods, with the current term ending December 31, 2005. In October 2004, the Company submitted a bid to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) in connection with a contract that is expected to begin by July 1, 2005. On January 7, 2005 the Company was informed that another bidder was selected to negotiate this ASO contract. If the State of Connecticut is successful in their negotiations with the selected bidder and the State of Connecticut continues with the implementation of its ASO plans, the Company’s existing contract may be terminated sometime during the Company’s first quarter of fiscal 2006, which begins June 1, 2005.

(3) The Company has contracts with one HMO to provide behavioral healthcare services to contracted commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members in Texas. This business accounted for approximately 21.0%, or $2.6 million, and 12.6%, or $1.9 million, of the Company’s operating revenues during the six months ended November 30, 2004 and 2003, respectively. This HMO has been a customer of the Company since November 1998. The original contract term was for one year and the contract provides for automatic one-year renewal terms.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

Note 5 – Discontinued Operations

     Results for the six months ended November 30, 2003 include a change in estimate resulting in a net charge of approximately $387,000 related to hospital operations disposed of in prior years, which is included under discontinued operations in the accompanying consolidated financial statements. The charge primarily relates to settlement of the Company’s fiscal 1999 Medicare cost report for its Aurora, Colorado facility that was sold by the Company during fiscal 1999. The settlement requires the Company to repay a net amount of $294,000 by means of a two-year installment plan. At November 30, 2004, approximately $132,000 remains outstanding and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Note 6 — Commitments and Contingencies

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

     Declines in operating revenues over the past six fiscal quarters are primarily attributable to two changes in our client base. In September 2003, revenues from Texas CHIP contracts were temporarily eliminated due to State legislative changes. Although revenues resumed after a five-month hiatus, reinstated revenue levels are approximately 60% of the former amounts primarily due to a reduction in the benefits made available to Texas CHIP members. On December 31, 2003, we experienced the loss of one major Florida customer who determined to internally manage behavioral health services to its members. This contract accounted for 25.3%, or $3.8 million, of our revenue during the first six months of fiscal 2004. In the past year, we have experienced membership expansion primarily from existing contracts and, additionally from several new clients. As a result, the year-to-year variance in revenue was limited to a decline of $2.6 million from fiscal 2004 to 2005. In preparation for the loss of revenue specific to the major Florida customer, we restructured our regional and corporate operations, centralized certain clinical and administrative functions, reassigned or downsized staff, and eliminated certain expenses that could not be supported with remaining revenues. Consequently, our fiscal 2005 healthcare operating expenses and general and administrative expenses are lower than in the prior fiscal year both in amount and as a percentage of revenue.

Results of Operations

     For the six months ended November 30, 2004, the Company reported net income of $194,000, or $0.04 earnings per share (basic and diluted). In comparison, the Company reported a loss from continuing operations of $171,000, or $0.04 per share (basic and diluted), and a net loss of $558,000, or $0.14 per share (basic and diluted), for the six months ended November 30, 2003.

     Results for the six months ended November 30, 2003 include a change in estimate resulting in a net charge of approximately $387,000 that has been included under discontinued operations in the unaudited, consolidated financial statements for the six months ended November 30, 2003 (see Note 5 – “Discontinued Operations” to the unaudited, consolidated financial statements).

     The following tables summarize the Company’s operating results from continuing operations for the three and six months ended November 30, 2004 and 2003 (in thousands):

The Three Months Ended November 30, 2004 Compared to the Three Months Ended November 30, 2003:

	Three	Three
	Months	Months
	Ended	Ended
	November 30, 2004	November 30, 2003
Operating revenues	$6,231	$7,011

Healthcare operating expenses	5,328	6,199
General/administrative expenses	727	970
Other operating expenses	24	24

	6,079	7,193

Operating income (loss)	$152	$(182)

     The Company reported operating income of $152,000 and net income of $103,000, or $0.02 earnings per share (basic and diluted), for the quarter ended November 30, 2004 compared to an operating loss of $182,000 and a

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

net loss of $233,000, or $0.06 loss per share (basic and diluted), for the quarter ended November 30, 2003. Operating revenues decreased by 11.1%, or approximately $780,000, to $6.2 million for the quarter ended November 30, 2004 compared to $7.0 million for the quarter ended November 30, 2003. This decrease is primarily attributable to the loss of one major customer in Florida that accounted for $1.9 million of revenue during the fiscal quarter ended November 30, 2003.

     Healthcare operating expenses decreased by approximately $871,000, or 14.1%, for the quarter ended November 30, 2004 as compared to the quarter ended November 30, 2003. This decrease is directly attributable to the loss of revenue as described above. Healthcare operating expense as a percentage of operating revenue decreased by 2.9%, from 88.4% for the quarter ended November 30, 2003 to 85.5% for the quarter ended November 30, 2004. This decrease is primarily due to the loss of one major contract in Florida that consistently returned a high medical loss ratio.

     General and administrative expenses decreased by $243,000, or 25.1%, for the quarter ended November 30, 2004 as compared to the quarter ended November 30, 2003. This decrease is primarily attributable to a decrease in salaries and benefits resulting from the Company’s expense reduction program and less usage of outside professional services. General and administrative expense as a percentage of operating revenue decreased from 13.8% for the quarter ended November 30, 2003 to 11.7% for the quarter ended November 30, 2004.

The Six Months Ended November 30, 2004 Compared to the Six Months Ended November 30, 2003:

	Six	Six
	Months	Months
	Ended	Ended
	November 30, 2004	November 30, 2003
Operating revenues	$12,270	$14,904

Healthcare operating expenses	10,496	13,051
General/administrative expenses	1,429	1,878
Other operating expenses	43	43

	11,968	14,972

Operating income (loss)	$302	$(68)

     The Company reported operating income of $302,000 and net income of $194,000, or $0.04 earnings per share (basic and diluted), for the six months ended November 30, 2004 compared to an operating loss of $68,000 and a net loss of $558,000, or $0.14 loss per share (basic and diluted), for the six months ended November 30, 2003. Operating revenues decreased by 17.7%, or approximately $2.6 million, to $12.3 million for the six months ended November 30, 2004 compared to $14.9 million for the six months ended November 30, 2003. This decrease is primarily attributable to the loss of one major customer in Florida that accounted for $3.8 million of revenue during the six months ended November 30, 2003.

     Healthcare operating expenses decreased by approximately $2.6 million, or 19.6%, for the six months ended November 30, 2004 as compared to the six months ended November 30, 2003. This decrease is directly attributable to the loss of revenue as described above. Healthcare operating expense as a percentage of operating revenue decreased by 2.0%, from 87.6% for the six months ended November 30, 2003 to 85.6% for the six months ended November 30, 2004. This decrease is primarily due to the loss of one major contract in Florida that consistently returned a high medical loss ratio.

     General and administrative expenses decreased by $449,000, or 23.9%, for the six months ended November 30, 2004 as compared to the six months ended November 30, 2003. This decrease is primarily attributable to a decrease in salaries and benefits resulting from the Company’s expense reduction program and less usage of outside professional services. General and administrative expense as a percentage of operating revenue decreased from 12.6% for the six months ended November 30, 2003 to 11.7% for the six months ended November 30, 2004.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Concentration of Risk

     We currently have contracts with six health plans to provide behavioral healthcare services under commercial, Medicaid, and CHIP plans. These combined contracts represent approximately 70.9% and 42.9% of our operating revenue for the six months ended November 30, 2004 and November 30, 2003, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, could negatively affect the financial condition of the Company.

Liquidity and Capital Resources

     During the six months ended November 30, 2004, net cash used in continuing and discontinued operations amounted to $375,000 and $73,000, respectively. During the remaining months of fiscal 2005, we expect to pay $60,000 towards the $180,000 that remains to be paid in connection with our new information system, which will enable us to continue to meet the requirements of the Health Insurance Portability and Accountability Act of 1990 (“HIPAA”). We expect the balance of $120,000 to be paid in equal monthly installments of $5,000 beginning in fiscal 2006. The timing of all remaining installments is dependent on the success of meeting specific implementation goals at set times. Our expected total costs of this system are approximately $370,000 of which $190,000 was paid prior to November 30, 2004. Once implemented, this system will enable us to continue to meet HIPAA requirements, streamline our entire clinical and claims functions, and offer service improvements to our participating providers. As of November 30, 2004, the Company had a working capital deficiency of $3.9 million and a stockholders’ deficit of $4.6 million. We are continuing to pursue sources of financing on terms that would support our future capital needs and provide available funds for working capital. We cannot state with any degree of certainty whether any required additional equity or debt financing will be available to us during fiscal 2005 and, if available, that the source of financing will be available on terms and conditions acceptable to us. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon our ability to continue to generate sufficient cash flow to meet our obligations on a timely basis, obtaining additional financing as may be required and, ultimately, sustaining an operating profit.

     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to sustain profitability and achieve positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $3.3 million claims payable amount reported as of November 30, 2004.

     In October 2004, we submitted a bid to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) in connection with a contract that is expected to begin by July 1, 2005. On January 7, 2005 the Company was informed that another bidder was selected to negotiate this ASO contract. If the State of Connecticut is successful in their negotiations with the selected bidder and the State of Connecticut continues with the implementation of its ASO plans, the Company’s existing contract may be terminated sometime during the Company’s first quarter of fiscal 2006, which begins June 1, 2005. This contract represented approximately 20.9%, or $2.6 million, of our operating revenue for the six months ended November 30, 2004(see Note 4(2) – “Major Customers/Contracts” — to the unaudited, consolidated financial statements).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     While we currently have market risk sensitive instruments, we have no significant exposure to changing interest rates as the interest rate on our long-term debt is fixed. Since November 10, 2004, the Company has held one marketable security classified as available-for-sale, which is subject to price risk. The fair market value of such investment as of November 30, 2004 was $78,000. We do not use derivative financial instruments for investment or trading purposes and the remainder of our investments is generally limited to cash deposits.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, the Company and its subsidiaries may be parties to and their property subject to ordinary, routine litigation incidental to their business, in which case claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management is not aware of any such lawsuits that could have a material adverse impact on the Company’s consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the quarter ended November 30, 2004, the Company issued an aggregate of 11,000 shares of its common stock in exchange for marketing and other consulting services provided to the Company by two separate vendors, each of whom received shares of the Company’s common stock in lieu of an aggregate of $17,500 of cash compensation. Of the total 11,000 shares issued during the quarter, we issued 3,000 shares on September 1, 2004; 4,000 shares on September 22, 2004; and 4,000 shares on October 20, 2004. The foregoing sales of securities were made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a public offering.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 5. Other Information

(b) Procedures for Submitting Stockholder Proposals
The Company’s 2004 Annual Meeting of Stockholders is scheduled to be held on Friday, March 11, 2005, at 9:00 a.m. Eastern Standard Time at the Company’s principal executive offices, located at 204 South Hoover Boulevard, Suite 200, Tampa, Florida 33609. The date of the Company’s 2004 Annual Meeting of Stockholders differs by more than 30 days from that of the Company’s 2003 Annual Meeting of Stockholders.

Proposals for Inclusion in the Proxy Statement. Pursuant to Rule 14a-8 under the Exchange Act, stockholders may present proper proposals for inclusion in the Company’s proxy statement and for consideration at its 2004 annual meeting of its stockholders by submitting their proposals to the Company in a timely manner. In order to be included in the Company’s proxy statement for the 2004 annual meeting, stockholder proposals must be received by the Company no later than January 19, 2005, and must otherwise comply with the requirements of Rule 14a-8.

Proposals Not Included in the Proxy Statement. In addition, the Company’s bylaws establish an advance notice procedure with regard to certain matters, including stockholder proposals not included in the Company’s proxy statement, to be brought before an annual meeting of stockholders. In general, notice must be received by the Secretary of the Company not less than 60 days nor more than 90 days prior to the annual meeting, provided, however, that in the event that less than 70 days’ notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the Annual Meeting was mailed or such public disclosure was made. Therefore, to be presented at the Company’s 2004 Annual Meeting, such a proposal must be received by the Company no later than January 24, 2005.

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

(b) Reports on Form 8-K –

The Company filed a current report on Form 8-K, dated November 30, 2004, to report under Item 8.01 that the Company had issued a press release announcing the execution of a service agreement with Eye Care International, Inc.

The Company filed a current report on Form 8-K, dated October 7, 2004, to report under Item 2.02 that the Company had issued a press release to report the Company’s financial results for the quarter ended August 31, 2004.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

January 12, 2005

	By	/s/ Mary Jane Johnson

Mary Jane Johnson President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Robert J. Landis

Robert J. Landis Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)