Form 10-Q
period 2005-02-28
COMPREHENSIVE CARE CORP
filed 2005-04-07
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended February 28, 2005.

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Classes	Outstanding at April 4, 2005

Common Stock, par value $.01 per share	5,578,547

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)

	February 28,	May 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,439	$3,209
Marketable securities	17	—
Accounts receivable, less allowance for doubtful accounts of $2 and $10, respectively	264	191
Accounts receivable – managed care reinsurance contract	346	553
Other current assets	276	524

Total current assets	5,342	4,477

Property and equipment, net	393	390
Goodwill, net	991	991
Restricted cash	72	325
Other assets	292	42

Total assets	$7,090	$6,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,614	$1,720
Accrued claims payable	3,509	3,647
Accrued reinsurance claims payable	3,255	3,183
Income taxes payable	27	25

Total current liabilities	8,405	8,575

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	73	131

Total long-term liabilities	2,317	2,375

Total liabilities	10,722	10,950

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; none issued	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 5,500,547 and 4,673,048, respectively	55	47
Additional paid-in-capital	53,737	52,950
Deferred compensation	—	(4)
Accumulated deficit	(57,312)	(57,718)
Other comprehensive loss	(112)	—

Total stockholders’ deficit	(3,632)	(4,725)

Total liabilities and stockholders’ deficit	$7,090	$6,225

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Operating revenues	$6,241	$6,348	$18,511	$21,252

Costs and expenses:
Healthcare operating expenses	5,134	5,520	15,630	18,571
General and administrative expenses	846	799	2,275	2,677
Recovery of doubtful accounts	(2)	(2)	(6)	(14)
Depreciation and amortization	24	27	71	82

	6,002	6,344	17,970	21,316

Operating income (loss) from continuing operations before items shown below	239	4	541	(64)

Other income (expense):
Loss from prepayment of note receivable	—	(20)	—	(20)
Interest income	4	4	9	22
Interest expense	(51)	(57)	(157)	(159)
Other non-operating income	33	—	55	1

Income (loss) from continuing operations before income taxes	225	(69)	448	(220)
Income tax expense	13	9	42	29

Income (loss) from continuing operations	$212	$(78)	$406	$(249)
Loss from discontinued operations	—	—	—	(387)

Net income (loss) attributable to common stockholders	$212	$(78)	$406	$(636)

Income (loss) per common share — basic:
Income (loss) from continuing operations	$0.04	$(0.02)	$0.09	$(0.06)
Loss from discontinued operations	—	—	—	(0.09)

Net income (loss)	$0.04	$(0.02)	$0.09	$(0.15)

Income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.04	$(0.02)	$0.08	$(0.06)
Loss from discontinued operations	—	—	—	(0.09)

Net income (loss)	$0.04	$(0.02)	$0.08	$(0.15)

Weighted average common shares outstanding:

Basic	4,794	4,585	4,722	4,154

Diluted	5,316	4,585	5,285	4,154

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	February 28,	February 29,
	2005	2004
Cash flows from operating activities:
Net income (loss) from continuing operations	$406	$(249)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	71	82
Loss from prepayment of note receivable	—	20
Compensation expense – stock, stock options and warrants issued	30	62
Amortization of deferred revenue	(43)	—

Changes in assets and liabilities:
Accounts receivable, net	(73)	(346)
Accounts receivable — managed care reinsurance contract	207	(66)
Other current assets, restricted cash, and other assets	251	240
Accounts payable and accrued liabilities	(145)	(420)
Accrued claims payable	(138)	(495)
Accrued reinsurance claims payable	72	(126)
Income taxes payable	2	7
Other liabilities	(1)	—

Net cash provided by (used in) continuing operations	639	(1,291)
Net cash used in discontinued operations	(112)	(53)

Net cash provided by (used in) continuing and discontinued operations	527	(1,344)

Cash flows from investing activities:
Payments received on note receivable	—	139
Additions to property and equipment	(29)	(159)

Net cash used in investing activities	(29)	(20)

Cash flows from financing activities:
Proceeds from the issuance of common stock	769	974
Repayment of debt	(37)	(25)

Net cash provided by financing activities	732	949

Net increase (decrease) in cash and cash equivalents	1,230	(415)
Cash and cash equivalents at beginning of period	3,209	3,590

Cash and cash equivalents at end of period	$4,439	$3,175

Supplemental disclosures of cash flow information:
Cash paid during the nine month period for:
Interest	$114	101

Income taxes	$48	16

Non-cash financing and investing activities:
Warrants issued in connection with issuance of common stock	$234	—

Property and equipment acquired under capital leases	$43	61

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Note 1 – Summary of Significant Accounting Policies

     The consolidated balance sheet as of February 28, 2005, and the related consolidated statements of operations and cash flows for the nine months ended February 28, 2005 and February 29, 2004 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended February 28, 2005 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

Restricted Cash

     During the quarter ended February 28, 2005, the trust agreement specific to the Company’s Directors and Officers liability insurance policy was terminated and all funds, which amounted to approximately $253,000, were released to the Company. As such, as of February 28, 2005, restricted cash consists only of the non-current amount of $72,000 representing a required deposit under the terms of the Company’s Tampa office lease.

Revenue Recognition

     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company relies extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 88.5%, or $16.4 million, of revenue for the nine months ended February 28, 2005 and 85.9%, or $18.2 million, of revenue for the nine months ended February 29, 2004. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

Accrued Claims Payable

     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of February 28, 2005. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.

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

Stock Options

     The Company periodically grants stock options to employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder approved stock option plans. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transitional Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options (“APB 25”). Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the Company’s employee stock options plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (amounts in thousands, except per share data).

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2/28/05	2/29/04	2/28/05	2/29/04
Net income (loss), as reported	$212	$(78)	$406	$(636)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(91)	(96)	(145)	(206)

Pro forma net income (loss)	$121	$(174)	$261	$(842)

Income (loss) per common share:
Basic – as reported	$0.04	$(0.02)	$0.09	$(0.15)

Diluted – as reported	$0.04	$(0.02)	$0.08	$(0.15)

Basic – pro forma	$0.03	$(0.04)	$0.06	$(0.20)

Diluted – pro forma	$0.02	$(0.04)	$0.05	$(0.20)

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Numerator:
Numerator for diluted income (loss) per share from continuing operations	$212	$(78)	$406	$(249)
Loss from discontinued operations	—	—	—	(387)

Net income (loss) attributable to common stockholders	$212	$(78)	$406	$(636)

Denominator:
Weighted average shares	4,794	4,585	4,722	4,154
Effect of dilutive securities:
Warrants	2	—	2	—
Employee stock options	520	—	561	—

Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed conversions	5,316	4,585	5,285	4,154

Basic income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.02)	$0.09	$(0.06)
Loss from discontinued operations	—	—	—	(0.09)

Net income (loss)	$0.04	$(0.02)	$0.09	$(0.15)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.02)	$0.08	$(0.06)
Loss from discontinued operations	—	—	—	(0.09)

Net income (loss)	$0.04	$(0.02)	$0.08	$(0.15)

Authorized shares of common stock reserved for possible issuance for convertible debentures, stock options, and warrants are as follows at February 28, 2005:

Convertible debentures	9,044
Outstanding stock options	1,276,790
Possible future issuance under stock option plans and warrants (a)	553,669

Total	1,839,503

(a)	Excludes 500,000 options, which became available for grant under the Company’s 2002 Incentive Plan (“Plan”) upon shareholder approval of an amendment to the Plan effective March 11, 2005 to increase by 500,000 the number of shares of common stock available for issuance under such Plan. Such amendment had been previously adopted by the Board of Directors subject to approval by the Company’s stockholders.

Note 2 — Basis of Presentation

     The accompanying consolidated financial statements are prepared on a going concern basis. As of February 28, 2005, the Company had a working capital deficiency of $3.1 million and a stockholders’ deficit of $3.6 million. Prior to the current quarter, during which the Company generated $527,000 from operating activities, the Company’s cash position had declined in the first and second quarters of fiscal 2005, as well as during the 2004 and 2003 fiscal years. In addition to sustaining operations, the Company’s future cash requirements will include the funding of increased marketing efforts and additional payments toward the $170,000 that remains to be paid in connection with its new information system, which has expected total costs of approximately $370,000. Once implemented, this system will enable the Company to meet HIPAA requirements, streamline the Company’s entire clinical and claims functions, and offer service improvements to the Company’s participating providers.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     A private placement of the Company’s common stock was completed in February 2005, generating approximately $730,000 in net cash proceeds. The Company will continue to pursue sources of financing on terms that would support the Company’s capital needs and provide available funds for working capital. Management cannot state with any degree of certainty whether any required additional equity or debt financing will be available to the Company during the remaining months of fiscal 2005 and, if available, that the source of financing would be available on terms and conditions acceptable to the Company. Further, the Company has incurred operating losses in recent years, including the fiscal year ended May 31, 2004. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon its ability to continue to generate sufficient cash flow to meet its obligations on a timely basis, obtaining additional financing as may be required and, ultimately, sustaining an operating profit. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Note 3 – Total Comprehensive Income (Loss)

     Total comprehensive income (loss) is net income (loss) adjusted for the unrealized holding losses on available-for-sale securities, which amounted to $112,000 and $0 as of February 28, 2005 and February 29, 2004, respectively:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	2/28/05	2/29/04	2/28/05	2/29/04
Net income (loss)	$212	$(78)	$406	$(636)
Other comprehensive loss:
Unrealized holding loss	(61)	—	(112)	—

Total comprehensive income (loss)	$151	$(78)	$294	$(636)

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

(2) The Company has one contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. This agreement represented approximately 21.1%, or $3.9 million, and 12.7%, or $2.7 million, of the Company’s operating revenue for the nine months ended February 28, 2005 and February 29, 2004, respectively. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program for the purpose of paying providers. During the nine months ended February 28, 2005 and February 29, 2004, the Company filed reinsurance claims totaling approximately $2.2 million and $1.5 million, respectively. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of February 28, 2005 and May 31, 2004, respectively, the Company has reported $0.3 million and $0.6 million as accounts receivable–managed care reinsurance contracts, with $3.3 million and $3.2 million reported as accrued reinsurance claims payable in the accompanying balance sheets. In the event that the Company does not collect the amounts receivable related to reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. The difference between the reinsurance receivable amount and the reinsurance payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. For non-reinsurance claims incurred but not yet reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. This HMO has been a customer since March 2001. The original contract term ended December 31, 2002 and, in accordance with its terms, has automatically renewed for three consecutive one-year periods, with the current term ending December 31, 2005. In October 2004, the Company submitted a bid to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) in connection with a

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

contract that is expected to begin by October 1, 2005. On January 7, 2005 the Company was informed that another bidder was selected to negotiate this ASO contract. If the State of Connecticut is successful in their negotiations with the selected bidder and the State of Connecticut continues with the implementation of its ASO plans, the Company’s existing contract may be terminated sometime during the Company’s second quarter of fiscal 2006, which begins September 1, 2005.

(3) The Company has contracts with one HMO to provide behavioral healthcare services to contracted commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members in Texas. This business accounted for approximately 21.1%, or $3.9 million, and 13.0%, or $2.8 million, of the Company’s operating revenues during the nine months ended February 28, 2005 and February 29, 2004, respectively. This HMO has been a customer of the Company since November 1998. The original contract term was for one year and the contract provides for automatic one-year renewal terms.

In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

Note 5 – Discontinued Operations

     Results for the nine months ended February 29, 2004 include a change in estimate resulting in a net charge of approximately $387,000 related to hospital operations disposed of in prior years, which is included under discontinued operations in the accompanying consolidated financial statements. The charge primarily relates to settlement of the Company’s fiscal 1999 Medicare cost report for its Aurora, Colorado facility that was sold by the Company during fiscal 1999. The settlement requires the Company to repay a net amount of $294,000 by means of a two-year installment plan. At February 28, 2005, approximately $94,000 remains outstanding and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Note 6 — Commitments and Contingencies

(1) In connection with the Company’s Preferred Provider Network license in Connecticut, the Company is required to maintain a performance bond during all applicable terms of the license. As such, the Company maintains a performance bond of $2,400,000 in compliance with this requirement.

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

     We have experienced an overall decline in operating revenues during fiscal 2004 and for the nine months ended February 28, 2005, which is due primarily to two changes in our client base. In September 2003, revenues from Texas CHIP contracts were temporarily eliminated due to State legislative changes. Although revenues resumed after a five-month hiatus, reinstated revenue levels are approximately 60% of the former amounts primarily due to a reduction in the benefits made available to Texas CHIP members. Additionally, the State changed the eligibility requirements for Texas CHIP members, which limits membership growth for our Texas CHIP business. On December 31, 2003, we experienced the loss of one major Florida customer who determined to internally manage behavioral health services to its members. This contract accounted for 20.8%, or $4.4 million, of our revenue during the first nine months of fiscal 2004. In the past year, we have experienced membership expansion in existing contracts and, additionally from several new clients. As a result, the year-to-year variance in revenue was limited to a decline of $2.7 million from fiscal 2004 to 2005. In preparation for the loss of revenue specific to the major Florida customer, we restructured our regional and corporate operations, centralized certain clinical and administrative functions, reassigned or downsized staff, and eliminated certain expenses that could not be supported with remaining revenues. Consequently, our fiscal 2005 healthcare operating expenses and general and administrative expenses are lower than in the prior fiscal year both in amount and as a percentage of revenue.

     Effective February 28, 2005, a private placement of the Company’s common stock was completed, which generated approximately $730,000 in net cash proceeds.

Results of Operations

     For the nine months ended February 28, 2005, the Company reported net income of $406,000, or $0.09 earnings per basic share ($0.08 per diluted share). In comparison, the Company reported a loss from continuing operations of $249,000, or $0.06 loss per share (basic and diluted), and a net loss of $636,000, or $0.15 loss per share (basic and diluted), for the nine months ended February 29, 2004.

     Results for the nine months ended February 29, 2004 include a change in estimate resulting in a net charge of approximately $387,000 that has been included under discontinued operations in the unaudited, consolidated financial statements for the nine months ended February 29, 2004 (see Note 5 – “Discontinued Operations” to the unaudited, consolidated financial statements).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     The following tables summarize the Company’s operating results from continuing operations for the three and nine months ended February 28, 2005 and February 29, 2004 (in thousands):

The Three Months Ended February 28, 2005 Compared to the Three Months Ended February 29, 2004:

	Three	Three
	Months	Months
	Ended	Ended
	February 28, 2005	February 29, 2004
Operating revenues	$6,241	$6,348

Healthcare operating expenses	5,134	5,520
General/administrative expenses	846	799
Other operating expenses	22	25

	6,002	6,344

Operating income	$239	$4

     The Company reported operating income of $239,000 and net income of $212,000, or $0.04 earnings per share (basic and diluted), for the quarter ended February 28, 2005 compared to operating income of $4,000 and a net loss of $78,000, or $0.02 loss per share (basic and diluted), for the quarter ended February 29, 2004. Operating revenues decreased by 1.7%, or approximately $107,000, to $6.2 million for the quarter ended February 28, 2005 compared to $6.3 million for the quarter ended February 29, 2004. This decrease is primarily due to the loss of one major customer in Florida, which was partially offset by revenue increases attributable to the Company’s Connecticut client and its CHIP programs in Texas.

     Healthcare operating expenses decreased by approximately $386,000, or 7.0%, for the quarter ended February 28, 2005 as compared to the quarter ended February 29, 2004. This decrease is primarily attributable to reductions in revenue along with clinical program improvements resulting in reduced costs of care, and secondarily to lower personnel costs resulting from restructuring our regional and corporate operations. Healthcare operating expense as a percentage of operating revenue decreased by 4.7%, from 87.0% for the quarter ended February 29, 2004 to 82.3% for the quarter ended February 28, 2005. This decrease is primarily due to the loss of one major contract in Florida that consistently returned a high medical loss ratio.

     General and administrative expenses increased by $47,000, or 5.9%, for the quarter ended February 28, 2005 as compared to the quarter ended February 29, 2004. This increase is due to expanded marketing efforts, greater utilization of certain professional services, and a one-time expense with respect to one unemployment tax matter. These increased costs were partially offset by savings in other areas, primarily in personnel and related costs, resulting from the Company’s restructuring of regional and corporate operations. General and administrative expense as a percentage of operating revenue increased from 12.6% for the quarter ended February 29, 2004 to 13.6% for the quarter ended February 28, 2005.

The Nine Months Ended February 28, 2005 Compared to the Nine Months Ended February 29, 2004:

	Nine	Nine
	Months	Months
	Ended	Ended
	February 28, 2005	February 29, 2004
Operating revenues	$18,511	$21,252

Healthcare operating expenses	15,630	18,571
General/administrative expenses	2,275	2,677
Other operating expenses	65	68

	17,970	21,316

Operating income (loss)	$541	$(64)

     The Company reported operating income of $541,000 and net income of $406,000, or $0.09 earnings per basic share, and $0.08 earnings per diluted share, for the nine months ended February 28, 2005 compared to an operating loss of $64,000 and a net loss of $636,000, or $0.15 loss per share (basic and diluted), for the nine months

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ended February 29, 2004. Operating revenues decreased by 12.9%, or approximately $2.7 million, to $18.5 million for the nine months ended February 28, 2005 compared to $21.2 million for the nine months ended February 29, 2004. This decrease is primarily attributable to the loss of one major customer in Florida that accounted for $4.4 million of revenue during the nine months ended February 29, 2004, offset by increased revenues primarily in Connecticut and Texas.

     Healthcare operating expenses decreased by approximately $2.9 million, or 15.8%, for the nine months ended February 28, 2005 as compared to the nine months ended February 29, 2004. This decrease is primarily attributable to revenue reductions along with clinical program improvements resulting in reduced costs of care, and secondarily to lower personnel costs resulting from restructuring our regional and corporate operations. Healthcare operating expense as a percentage of operating revenue decreased by 3.0%, from 87.4% for the nine months ended February 29, 2004 to 84.4% for the nine months ended February 28, 2005. This decrease is primarily due to the loss of one major contract in Florida that consistently returned a high medical loss ratio.

     General and administrative expenses decreased by $402,000, or 15.0%, for the nine months ended February 28, 2005 as compared to the nine months ended February 29, 2004. This decrease is primarily attributable to a decrease in salaries and benefits resulting from the Company’s restructuring of regional and corporate operations and less usage of outside professional services. General and administrative expense as a percentage of operating revenue decreased from 12.6% for the nine months ended February 29, 2004 to 12.3% for the nine months ended February 28, 2005.

Seasonality of Business

     Historically, we have experienced consistently low utilization by members during our first fiscal quarter, which comprises the months of June, July, and August, and increased member utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in member utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter.

Concentration of Risk

     We currently have contracts with six health plans to provide behavioral healthcare services under commercial, Medicaid, and CHIP plans. These combined contracts represent approximately 71.7% and 46.5% of our operating revenue for the nine months ended February 28, 2005 and February 29, 2004, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, could negatively affect the financial condition of the Company.

Liquidity and Capital Resources

     During the nine months ended February 28, 2005, net cash provided by continuing operations amounted to $639,000, while cash used in discontinued operations totaled $112,000. During the remaining months of fiscal 2005, we expect to pay $50,000 towards the $170,000 that remains to be paid in connection with our new information system, which will enable us to continue to meet the requirements of the Health Insurance Portability and Accountability Act of 1990 (“HIPAA”). We expect the balance of $120,000 to be paid in equal monthly installments of $5,000 beginning in fiscal 2006. The timing of all remaining installments is dependent on the success of meeting specific implementation goals at set times. Our expected total costs of this system are approximately $370,000 of which $200,000 was paid prior to February 28, 2005. Once implemented, this system will enable us to continue to meet HIPAA requirements, streamline our entire clinical and claims functions, and offer service improvements to our participating providers. A private placement of the Company’s common stock was completed in February 2005, generating approximately $730,000 in net cash proceeds. As of February 28, 2005, the Company had a working capital deficiency of $3.1 million and a stockholders’ deficit of $3.6 million. We are continuing to pursue sources of financing on terms that would support our future capital needs and provide available funds for working capital. We cannot state with any degree of certainty whether any required additional equity or debt financing will be available to us during the remaining months of fiscal 2005 and, if available, that the source of financing will be available on terms and conditions acceptable to us. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, which is dependent upon our ability to continue to generate sufficient cash flow to meet our obligations on a timely basis, obtaining additional financing as may be required and, ultimately, to sustain an operating profit.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to sustain profitability and achieve positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $3.5 million claims payable amount reported as of February 28, 2005.

     In October 2004, we submitted a bid to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) in connection with a contract that is expected to begin by October 1, 2005. On January 7, 2005 the Company was informed that another bidder was selected to negotiate this ASO contract. If the State of Connecticut is successful in their negotiations with the selected bidder and the State of Connecticut continues with the implementation of its ASO plans, the Company’s existing contract may be terminated sometime during the Company’s second quarter of fiscal 2006, which begins September 1, 2005. This contract represented approximately 21.1%, or $3.9 million, of our operating revenue for the nine months ended February 28, 2005(see Note 4(2) – “Major Customers/Contracts” — to the unaudited, consolidated financial statements).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     While we currently have market risk sensitive instruments, we have no significant exposure to changing interest rates as the interest rate on our long-term debt is fixed. Since November 10, 2004, the Company has held one marketable security classified as available-for-sale, which is subject to price risk. The fair market value of such investment as of February 28, 2005 was $17,000. We do not use derivative financial instruments for investment or trading purposes and the remainder of our investments is generally limited to cash deposits.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the quarter ended February 28, 2005, the Company issued an aggregate of 4,000 shares of its common stock in exchange for marketing services provided to the Company by one vendor who received shares of the Company’s common stock in lieu of an aggregate of $8,000 of cash compensation. Of the total 4,000 shares issued during the quarter, we issued 1,000 shares on December 1, 2004; 1,000 shares on December 23, 2004; 1,000 shares on February 3, 2005; and 1,000 shares on February 16, 2005. The foregoing sales of securities were made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     On March 11, 2005, the Company held its 2004 Annual Meeting of Stockholders. The meeting was held to elect one (1) Class III Director to the Company’s Board of Directors and to obtain stockholder approval to amend the Company’s 2002 Incentive Plan.

     Stockholders of the Company’s Common Stock, $.01 par value, of record as of January 21, 2005 (the “Record Date”) were entitled to notice of the Annual Meeting and to vote at such meeting. As of the Record Date, there were 4,798,547 shares of Common Stock entitled to vote at the meeting. Stockholders holding 4,426,635 shares of Common Stock, representing a majority of the Common Stock and representing a quorum (approximately 92.2% of the total shares entitled to vote), were represented at the meeting either in person or by proxy.

RESULTS OF ELECTION OF DIRECTORS

     Stockholders were asked to elect one (1) Class III Director to the Company’s Board of Directors. Set forth below is the name of the person nominated for and elected to serve on the Company’s Board of Directors for a term of three (3) years until the year 2007 Annual Meeting of Stockholders and until his successor is duly elected and qualified as well as the results of the voting for the nominee.

Name	Votes For	Votes Withheld
Robert J. Landis	4,342,786	83,849

     The Board of Directors of the Company is now comprised of the following four (4) directors: Ms. Mary Jane Johnson, the sole Class I Director whose term expires at the 2006 Annual Meeting of Stockholders, Mr. Howard A. Savin and Mr. Eugene L. Froelich, each a Class II Director whose term expires at the 2005 Annual Meeting of Stockholders, and Mr. Robert J. Landis, the sole Class III Director whose term expires at the 2007 Annual Meeting of Stockholders.

RESULTS OF AMENDMENT OF THE COMPREHENSIVE CARE CORPORATION 2002 INCENTIVE PLAN

     Stockholders were asked to amend the Comprehensive Care Corporation 2002 Incentive Plan (“2002 Plan”) for use in connection with the issuance of stock, options and other stock purchase rights to executive officers, key employees, and other persons who render significant services to the Company and its subsidiaries. The holders of record of the following number of shares entitled to vote, voted for or against the Company’s proposal to adopt the 2002 Plan.

NUMBER OF SHARES

For	Against	Abstain	Broker Non-Votes
1,837,527	417,589	15,126	2,156,393

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

     As a result of receiving stockholder approval of the amendment to the 2002 Plan, the Company will reserve and register 500,000 shares of Common Stock for future issuance in the form of stock options to be granted to employees and other persons who render significant services to the Company.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

April 7, 2005

	By	/s/ Mary Jane Johnson

Mary Jane Johnson President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ Robert J. Landis

Robert J. Landis Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)