Form 10-K
period 2005-05-31
COMPREHENSIVE CARE CORP
filed 2005-08-23
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of voting stock held by non-affiliates of the Registrant on November 30, 2004, was $7,046,321 based on the average bid and ask price of the Common Stock on November 30, 2004, as reported on the Over-The-Counter Bulletin Board.
     At August 12, 2005, the Registrant had 5,689,544 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from Comprehensive Care Corporation’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2005, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
PART I
Item 1. BUSINESS
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
Overview
     Comprehensive Care Corporation® (referred to herein as the “Company”, “CompCare” ®(1), “we”, “our” or “us”) is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the Company include the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc.SM (2) (“CBC”) and subsidiary corporations.
     Comprehensive Care Corporation, primarily through its wholly-owned subsidiary, Comprehensive Behavioral Care, Inc., provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. We manage the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided primarily by unrelated vendors on a subcontract or subcapitated basis.
     The services we provide are delivered through management service agreements (“MSOs”), administrative service agreements (“ASOs”), and capitated contracts. MSOs and ASOs are contractual obligations under which the Company does not assume any financial risk or responsibility for the member’s behavioral healthcare costs. We may provide various managed care functions under MSO and ASO arrangements, including clinical care management, provider network development, customer service, claims processing, and information systems reporting. The scope of services under MSO arrangements is slightly narrower in comparison to those services we perform under ASO arrangements. Under capitated contracts, the primary payer of healthcare services prepays us a fixed, per member per month fee for covered psychiatric and substance abuse services regardless of actual member utilization and the Company assumes the financial risk for the member’s behavioral healthcare costs. Programs are contracted through inpatient facilities as well as through experienced outpatient practitioners.
     Our managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we rely extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 90.2%, or $22.1 million, of revenue for the fiscal year ended May 31, 2005, 85.5%, or $23.6 million, of revenue for the fiscal year ended May 31, 2004, and 87.4%, or $28.2 million, of revenue for the fiscal year ended May 31, 2003. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Programs (“EAPs”), case management/utilization review services, administrative services management, provider sponsored health plan development, preferred provider network development, management and physician advisor reviews, and overall care management services. We also provide prior and concurrent authorization for physician-prescribed psychotropic medications for a major Medicaid HMO in Indiana and Michigan. Members are generally directed to CompCare by their employer, health plan, or physician and receive an initial authorization for an assessment. Based upon the initial assessment, a treatment plan is established for the member. Fully integrated capitated lives (i.e. where the company has contractual, financial risk) totaled approximately 679,000 and 698,000 at May 31, 2005 and 2004, respectively. Combined MSO and ASO lives were approximately 245,000 and 370,000 at May 31, 2005 and 2004, respectively. EAP lives were approximately 1,700 and 2,000 at May 31, 2005 and 2004, respectively.
     Our objective is to provide easily accessible, high quality behavioral healthcare services and products and to manage costs through measures such as the monitoring of hospital inpatient admissions and the review of authorizations for various types of outpatient therapy. Our goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.
Recent Developments
     On June 14, 2005, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Woodcliff Healthcare Investment Partners LLC, a Delaware limited liability company (“Woodcliff”), pursuant to which we issued to Woodcliff 14,400 shares of our Series A Convertible Preferred Stock, par value $50.00 per share (the “Series A Shares”) for a total purchase price of $3.6 million in cash, of which we realized approximately $3.4 million in net cash proceeds. Each Series A Share, the terms of which are governed by a Certificate of Designation, Preferences and Rights (the “Certificate of Designation”), which is part of our certificate of incorporation, is convertible into 294.12 shares of the Company’s common stock, subject to anti-dilution and other customary adjustments. If the Series A Shares were converted into our common stock immediately after the closing of the transactions contemplated by the Securities Purchase Agreement, the common stock issuable upon such conversion would represent approximately 43% of the Company’s outstanding common stock, excluding exercises of 1,749,956 options and warrants, which represents all outstanding options and warrants at such time. The Securities Purchase Agreement provides, among other things, that we may require Woodcliff to purchase up to approximately 2.95 million shares of our common stock, subject to our attaining certain financial targets and satisfying other conditions.
     The Certificate of Designation provides, among other things, that the holders of the Series A Shares have the right to designate a majority of the members of our Board of Directors. These director designees will not be affiliates or employees of Woodcliff. The number of our directors that may be designated by the holders of the Series A Shares will decline as and if such holders of the Series A Shares reduce their ownership of such Series A Shares below certain thresholds. For a more complete discussion of this transaction and for a copy of the Securities Purchase Agreement and related transaction documents, see our Current Report on Form 8-K and exhibits thereto filed with the Securities and Exchange Commission on June 20, 2005.
Sources of Revenue
     We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs who have historically carved out these functions to managed behavioral healthcare organizations like CompCare. We generally receive a negotiated amount on a per member per month or capitated basis in exchange for providing these services. We then contract directly with behavioral healthcare providers who receive a pre-determined, fee-for-service rate or case rate. Behavioral healthcare providers include psychiatrists, clinical psychologists, therapists, other licensed healthcare professionals, and hospitals. As of May 31, 2005, we had approximately 8,000 behavioral healthcare practitioners in our network who are primarily located in the five states in which the Company has its principal contracts, including Connecticut, Indiana, Florida, Michigan and Texas. Under such full-risk capitation arrangements, profit is a function of utilization and the amount of claims payments made to our network providers. We perform periodic reviews of our current client contracts to determine profitability. In the event a contract is not profitable, we may seek to revise the terms of the contract or to terminate the agreement in accordance with the specific contract terms. We may also subcontract with a provider company on a sub-capitated basis. In cases where we have made sub-capitation arrangements, the outside company manages

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
service delivery through CompCare’s approved and credentialed network that is guided by stringent quality standards.
     During fiscal 2005, we provided services under capitated arrangements for commercial, Medicare, Medicaid, and Children’s Health Insurance Program (“CHIP”) patients in Florida and Texas, commercial and Medicaid patients in Michigan, Medicaid patients in California and Connecticut, and commercial patients in Arizona, Georgia, Indiana, Kentucky, Minnesota, New York, North Carolina, Ohio, South Carolina, and Wisconsin. Our Medicaid, Medicare and CHIP contracts are subject to agreements with our HMO clients whose contracts with the various governmental agencies may be subject to renegotiation at the election of the specific agency.
     We currently have contracts with seven health plans to provide behavioral healthcare services under commercial, Medicaid, and CHIP plans. These contracts represent approximately 78.3% and 52.1% of our operating revenue for the fiscal years ended May 31, 2005 and May 31, 2004, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, would negatively affect the financial condition of the Company. These clients include one Connecticut client accounting for 21.6%, or $5.3 million, of our operating revenues during fiscal 2005 and one Texas client accounting for 21.5%, or $5.2 million, of our operating revenues during fiscal 2005 (see Note 4(2) and 4(3) – “Major Customers/Contracts” — to the audited, consolidated financial statements).
Growth Strategy
     Our objective is to expand our presence in both existing and new managed behavioral healthcare markets by obtaining contracts with health plans, corporations, government agencies, and other payers through CompCare’s reputation of providing quality managed behavioral healthcare services with the most cost-effective use of healthcare resources. Our principal means for pursuing public sector business is through the submission of proposals in response to formal, competitive bidding proceedings that are initiated by health plans or government agencies. We are expanding our focus to include Medicare Advantage Plans, which are proliferating subsequent to the Medicare Modernization Act of 2003. We recently entered into a marketing services agreement with Health Alliance Network, Inc., an external marketing vendor who sells other health care products to our target commercial clients in a continuing effort to attract more commercial clients. We recently enhanced our product offering with pharmacy infometrics, which is designed to manage costs for clients through prescriber profiling and education and through prospective member profiling that enhances our behavioral case management and disease management products. We believe that this technology profiling capability enhances our behavioral case management and disease management products. This technology is made available to our customers through our business relationship with Comprehensive NeuroScience, Inc., a company that develops new products and services that support the process of treating neuropsychiatric illness, under a recent letter of agreement. Pharmacy infometrics is complementary to our current pharmacy management contracts that focus on prior authorization to control costs. Additionally, during fiscal 2005, we entered into a service agreement with Eye Care International, Inc. (“ECI”), a vendor who sells eye care programs, products and services. This agreement allows us to sell a quantity of ECI’s eye care memberships thereby providing us with additional product offerings for our new and existing clients.
Competition
     The behavioral healthcare industry is very competitive and provides products and services that are price sensitive. We believe that there are approximately 150 managed behavioral healthcare organizations (“MBHOs”) providing services for an estimated 227 million covered lives in the United States. Competitors include both freestanding MBHOs as well as health maintenance organizations (“HMOs”) with internal behavioral health units or subsidiaries. Many of these competitors have revenues, financial resources, and membership substantially larger than ours. We believe that one freestanding MBHO has approximately 25% of the market based on the number of covered lives. There are also three to four other mid-sized MBHOs and small local or regional companies with whom CompCare competes.
Seasonality of Business
     Historically and during fiscal 2005, we have experienced consistently low utilization during our first fiscal quarter, which comprises the months of June, July, and August, and increased utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter. For our fiscal quarter ended May 31, 2005, we experienced higher than expected utilization costs as compared to the fourth quarter in the previous two fiscal years. We have attempted to address these high fourth quarter utilization costs through rate increases with certain of our clients. We cannot assure you, however, that we will not continue to experience increased utilization costs in our fourth fiscal quarters compared to other quarters.
Government Regulation
     CompCare is subject to extensive and evolving state and federal regulations relating to the nation’s mental health system as well as changes in Medicaid and Medicare reimbursement that could have an effect on our profitability. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably among states. As a result, CompCare may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services. The Company holds licenses or certificates to perform utilization review and third party administrator (“TPA”) services in certain states. Certain of the services provided by our managed behavioral healthcare subsidiaries may be subject to such licensing requirements in other states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that CompCare will qualify to obtain such licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans that retain ultimate financial responsibility have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in certain states. If the regulatory positions of these states were to change, our business could be materially affected until such time as CompCare meets the regulatory requirements. Currently, we cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.
     As of May 31, 2005, we managed approximately 684,000 lives in connection with behavioral and substance abuse services covered through Medicaid and/or CHIPs in California, Connecticut, Florida, Michigan and Texas. Any changes in Medicaid funding would ultimately affect our reimbursement and overall profitability.
     The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). One of the purposes of HIPAA is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To enhance the Company’s ability to meet the specific requirements of HIPAA in the future, the Company determined it needed to make a significant investment in its current information system or in a new information system (see “Management Information Systems” below).
Accreditation
     To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, the National Committee on Quality Assurance (“NCQA”) has developed an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators, and consumers. The Standards for Accreditation of MBHOs used by NCQA reviewers to evaluate an MBHO address the following areas: quality improvement; utilization management; credentialing; members’ rights and responsibilities; and preventative care. These standards validate that an MBHO is founded on principles of quality and is continuously improving the clinical care and services it provides. NCQA utilizes Health Plan Employer Data and Information Set (“HEDIS”), which is a core set of performance measurements developed to respond to complex but clearly defined employer needs as standards for patient care and customer satisfaction. CompCare’s Southeast Region operation was awarded a one-year NCQA accreditation in July 1999 and Full Accreditation in December 2001. Effective July 22, 2002, CompCare was again awarded Full Accreditation to July 22, 2005 covering membership in Connecticut, Florida, Georgia, Indiana and Michigan. On May 6, 2005, we were awarded Full Accreditation with an expiration date of July 22, 2008. This most recent Full Accreditation covers all CompCare Commercial, Medicare and Medicaid membership in California, Connecticut, Florida, Georgia, Indiana, Michigan, and Texas. Full Accreditation is granted for a period of three years to those plans that have excellent programs for continuous quality improvement and that meet NCQA’s rigorous standards.
     We believe our NCQA accreditation is beneficial to our clients and their members we serve. Additionally, NCQA accreditation may be an important consideration to our prospective clients.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Management Information Systems
     We are implementing a new managed care information system designed to streamline our clinical and claims operations and offer significant service improvements to our providers as well as enhance our ability to continue to comply with HIPAA. The new software will feature state of the art decision aids to enhance the patient treatment process beginning with member assessment and initial authorization and continuing through claims payment and encounter evaluation. We believe this system will readily support continued growth and meet our future business needs. The cost of the system, which is expected to be implemented during 2006, will be approximately $370,000, of which $200,000 has been paid to our vendor. Once the new information system is fully implemented, certain provider partners will have limited access to our network resources, and remote user access will improve as well.
     During fiscal 2005, we transitioned our wide area network, connecting all CompCare locations together, to virtual private network (“VPN”) technology. The VPN has significantly improved the speed and security of connections between our regional offices while reducing our data telecommunications costs. In addition, the VPN permits secure, high-speed connectivity for our off-site employees.
Marketing and Sales
     Our business development staff is responsible for generating new sales leads and for preparing proposals and responses to commercial and public sector Requests for Proposals. The Company’s Chief Development Officer manages marketing initiatives in public sector markets. CompCare has also contracted with Health Alliance Network, Inc. to sell products in commercial markets and has hired two part-time experienced health care executives to assist in the marketing plan for commercial markets. In addition, our regional administrative operations personnel strengthen the Company’s marketing efforts by providing a local presence. Sales expectations are integrated into performance requirements for executive staff and for contracted sales personnel.
Administration and employees
     Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and member service functions. Provider management, account management, and certain clinical and utilization management functions are performed in Connecticut, Michigan, and Texas. We currently employ approximately 70 full-time and 15 part-time employees.
Corporate Governance
     Corporate governance is typically defined as the system that allocates duties and authority among a company’s stockholders, board of directors and management. The stockholders elect the board and vote on extraordinary matters; the board is the company’s governing body, responsible for hiring, overseeing and evaluating management, particularly the CEO; and management runs the company’s day-to-day operations. Our certificate of incorporation provides for a staggered board separated into three classes. Our Board of Directors consists of seven directors, five of whom are independent directors. The primary responsibilities of the Board of Directors are oversight, counseling and direction to the Company’s management in the long-term interests of the Company and its stockholders. The Board’s detailed responsibilities include: (a) selecting, regularly evaluating the performance of, and approving the compensation of the CEO and other senior executives; (b) reviewing and, where appropriate, approving the Company’s major financial objectives, strategic and operating plans and actions; (c) overseeing the conduct of the Company’s business to evaluate whether the business is being properly managed; and (d) overseeing the processes for maintaining the Company’s integrity with regard to its consolidated financial statements and other public disclosures and compliance with law and ethics. The Board of Directors has delegated to the CEO, working with the Company’s other executive officers, the authority and responsibility for managing the Company’s business in a manner consistent with the Company’s standards and practices, and in accordance with any specific plans, instructions or directions of the Board. The CEO and management are responsible for seeking the advice and, in appropriate situations, the approval of the Board with respect to extraordinary actions to be undertaken by the Company.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Available Information
     The Company’s stockholder website is www.compcare-shareholders.com. The Company makes available free of charge, through a link to the Securities and Exchange Commission’s (“SEC”) website, our annual, quarterly, and current reports, and any amendments to these reports, as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4, and 5. Information contained on our website or linked through our website is not part of this report on Form 10-K.
Code of Ethics
     We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics can be found on our website at www.compcare-shareholders.com. We intend to post notice of any waiver form, or amendment to, any provision of our code of ethics on our website.
Item 2. PROPERTIES
     We do not own any real property. The following table sets forth certain information regarding our leased properties as of May 31, 2005. All leases are full service leases under which CompCare bears only those costs of operations and property taxes exceeding the base-year expenses.

		Monthly Base
	Lease	Rent
Name and Location	Expires	(in Dollars)
Corporate Headquarters, Regional, Administrative, and Other Offices
Tampa, Florida, Corporate Headquarters, and Southeastern Regional offices	2006	$24,215
Grand Prairie, Texas	2006	6,474
Bloomfield Hills, Michigan	2006	4,156
Item 3. LEGAL PROCEEDINGS
     From time to time, the Company and its subsidiaries may be parties to, and their property is subject to, ordinary, routine litigation incidental to their business. Claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management is not aware of any such lawsuits that could have a material adverse impact on the Company’s consolidated financial statements.
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
RESULTS OF ELECTION OF DIRECTORS
     Stockholders were asked to elect one (1) Class III Director to the Company’s Board of Directors. Set forth below is the name of the person nominated for and elected to serve on the Company’s Board of Directors for a term of three (3) years until the year 2007 Annual Meeting of Stockholders or until his successor is duly elected and qualified, as well as the results of the voting for the nominee.

Name	Votes For	Votes Withheld
Robert J. Landis	4,342,786	83,849

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     At March 11, 2005, following the election of Mr. Robert J. Landis, the Board of Directors of the Company was composed of the following four (4) directors: Ms. Mary Jane Johnson, the sole Class I Director whose term expires at the 2006 Annual Meeting of Stockholders, Mr. Howard A. Savin and Mr. Eugene L. Froelich, each a Class II Director whose term expires at the 2005 Annual Meeting of Stockholders, and Mr. Robert J. Landis, the sole Class III Director whose term expires at the 2007 Annual Meeting of Stockholders.
RESULTS OF AMENDMENT OF THE COMPREHENSIVE CARE CORPORATION 2002 INCENTIVE PLAN
     Stockholders approved an amendment to the Comprehensive Care Corporation 2002 Incentive Plan (“2002 Plan”), which increased the shares of common stock authorized for issuance under the 2002 Plan by 500,000. The 2002 Plan is for use in connection with the issuance of stock, options and other stock purchase rights to executive officers, key employees, and other persons who render significant services to the Company and its subsidiaries. The Company’s stockholders voted as follows with respect to the proposal to amend the 2002 Plan:
NUMBER OF SHARES

For	Against	Abstain	Broker Non-Votes
1,837,527	417,589	15,126	2,156,393
     The holder of our Series A Shares elected five new directors pursuant to the terms of the Certificate of Designation for such stock as required by the Securities Purchase Agreement. Four of these directors were appointed on June 20, 2005 and one was appointed effective July 11, 2005. The transactions consummated pursuant to the Securities Purchase Agreement were described in our current report on Form 8-K filed with the SEC on June 20, 2005, which is incorporated by reference herein.
PART II
Item 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Market Information — Our common stock is traded on the Over-The-Counter Bulletin Board (“OTC-BB”) under the symbol CHCR. The following table sets forth the range of high and low bid quotations for the common stock, as reported by the OTC-BB, for the fiscal quarters indicated. The market quotations reflect interdealer prices without retail mark-up, markdown or commissions and may not represent actual transactions.

		Price
Fiscal Year		High	Low
2005	First Quarter	$1.60	1.20
	Second Quarter	1.60	1.10
	Third Quarter	1.50	1.05
	Fourth Quarter	2.00	1.45

2004	First Quarter	3.00	2.15
	Second Quarter	2.40	1.46
	Third Quarter	2.02	1.35
	Fourth Quarter	1.80	1.15
(b)	Holders — As of August 12, 2005, the Company had 1,400 holders of record of our common stock.

(c)	Dividends — The Company did not pay any cash dividends on its common stock during any quarter of fiscal 2005, 2004, or 2003 and does not contemplate the initiation of payment of any cash dividends in the foreseeable future. The holders of record of our Series A Shares are entitled to receive dividends in preference to holders of our common stock and any of our equity securities ranking junior to our Series A Shares, when and if declared by our Board. If declared, holders of our Series A Shares will receive dividends in an amount equal to the

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
amount that would have been payable had the Series A Shares been converted into shares of our common stock immediately prior to the declaration of such dividend. No dividends shall be authorized, declared, paid or set apart for payment on any class or series of the Company’s stock ranking, as to dividends, on a parity with or junior to the Series A Shares for any period unless full cumulative dividends have been, or contemporaneously are, authorized, declared, paid or set apart in trust for such payment on the Series A Shares. In addition, as long as a majority of the 14,400 shares of our Series A Shares are outstanding, we cannot declare or pay any dividend or other distribution with respect to any equity securities without the affirmative vote of holders of at least 50% of the outstanding shares of Series A Shares. (see Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”).

(d)	The equity compensation plan information contained in Item 12 of Part III of this Annual Report is incorporated herein by reference.
Unregistered Sales of Equity Securities and Use of Proceeds
     On March 23, 2005, the Company issued an aggregate of 3,000 shares of its common stock in exchange for marketing services provided to the Company by one vendor who received shares of the Company’s common stock in lieu of an aggregate of $6,000 of cash compensation. The foregoing sales of securities were made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a public offering.
     On February 28, 2005, the Company completed the sale of 725,000 shares of its common stock, $.01 par value, for $761,250, which the Company reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2005. On March 24, 2005, the Company sold an additional 50,000 shares for $52,500. Aggregate net proceeds to the Company from these sales were approximately $776,000. The Company has used a portion of such net proceeds and intends to use the remaining net proceeds for product and sales expansion and working capital purposes. The shares in these offerings were sold to accredited investors in a private transaction not involving a public offering. The Company relied on Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D promulgated thereunder for an exemption from the registration requirements of the Act.
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
     Fiscal 2003 results include a $7.7 million, non-operating gain related to the IRS settlement (see Note 12 – “Income Taxes” to the audited, consolidated financial statements). Additionally, fiscal 2003 results included a $470,000 gain included in discontinued operations, related to the settlement of one matter, covering our fiscal years 1983 through 1986, involving Medi-Cal reimbursements paid to Brea Neuropsychiatric Hospital, a facility owned by the Company until its disposal in fiscal year 1991.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     The selected consolidated financial data that follows should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.
Consolidated Statements of Operations Data:

	Year Ended May 31,
	2005	2004	2003	2002	2001
		(Amounts in thousands, except per share data)
Operating revenues	$24,473	$27,583	$32,104	$27,625	$18,192
Costs and expenses:
Healthcare operating expenses	21,298	24,178	29,201	24,625	15,326
General and administrative expenses	3,078	3,385	3,459	3,544	3,842
Provision for (recovery of) doubtful accounts	(4)	(7)	20	(112)	(439)
Depreciation and amortization	96	107	195	342	656
Restructuring expenses	—	—	—	—	(30)

	24,468	27,663	32,875	28,399	19,355

Operating income (loss) from continuing operations before items shown below	5	(80)	(771)	(774)	(1,163)
Other income (expenses):
Net gain on IRS settlement	—	—	7,717	—	—
Loss in connection with prepayment of note receivable	—	(20)	—	—	(496)
Loss on impairment of investment	(118)	—	—	—	—
Gain on sale of assets	—	—	4	—	—
Loss on sale of assets	—	—	(5)	—	—
Other non operating income	88	1	34	40	332
Interest income	15	26	47	88	163
Interest expense	(206)	(215)	(181)	(178)	(208)

(Loss) income from continuing operations before income taxes	(216)	(288)	6,845	(824)	(1,372)
Income tax expense	52	102	20	1	35

(Loss) income from continuing operations	(268)	(390)	6,825	(825)	(1,407)
(Loss) income from discontinued operations	—	(387)	633	—	290

(Loss) income before cumulative effect of change in accounting principle	(268)	(777)	7,458	(825)	(1,117)
Cumulative effect of change in accounting principle	—	—	—	55	—

Net (loss) income attributable to common stockholders	$(268)	$(777)	$7,458	$(770)	$(1,117)

(Loss) income per common share — basic:
(Loss) income from continuing operations	$(0.05)	$(0.09)	$1.75	$(0.21)	$(0.37)
(Loss) income from discontinued operations	—	(0.09)	0.16	—	0.08
Cumulative effect of change in accounting principle	—	—	—	0.01	—

Net (loss) income	$(0.05)	$(0.18)	$1.91	$(0.20)	$(0.29)

(Loss) income per common share — diluted:
(Loss) income from continuing operations	$(0.05)	$(0.09)	$1.57	$(0.21)	$(0.37)
(Loss) income from discontinued operations	—	(0.09)	0.15	—	0.08
Cumulative effect of change in accounting principle	—	—	—	0.01	—

Net (loss) income	$(0.05)	$(0.18)	$1.72	$(0.20)	$(0.29)

Balance Sheet Data:
Working capital deficit	$(3,589)	$(4,098)	$(4,447)	$(12,275)	$(11,770)
Total assets	6,448	6,225	6,379	11,399	9,754
Total long-term debt and capital lease obligations	2,375	2,364	2,298	2,264	2,244
Stockholders’ deficit	$(4,117)	$(4,725)	$(4,990)	$(12,519)	$(11,778)

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
Overview
     Comprehensive Care Corporation is a Delaware corporation organized in 1969. The Company, primarily through its wholly owned subsidiary, Comprehensive Behavioral Care, Inc., provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. The Company manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for its services includes both private and governmental entities. The Company’s services are provided primarily by unrelated vendors on a subcontract or subcapitated basis.
     We currently depend, and expect to continue to depend in the near future, upon a relatively small number of customers for a significant percentage of our operating revenues. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their arrangements with us or have significantly reduced the amount of services requested from us. There can be no assurance that present or future customers will not terminate their arrangements with us or significantly reduce the amount of services requested from us. Any such termination of a relationship or reduction in use of our services could have a material adverse effect on our results of operations or financial condition (see “Factors Affecting Future Results” and Note 4 — “Major Contracts/Customers” to the audited, consolidated financial statements).
     For the fiscal year ended May 31, 2005, the Company reported a loss from continuing operations and net loss of $268,000, or $0.05 loss per share (basic and diluted). During the comparable period of the prior fiscal year, the Company reported a loss from continuing operations of $390,000, or $0.09 loss per share (basic and diluted), and a net loss of $777,000, or $0.18 loss per share (basic and diluted).
     Effective June 14, 2005, the Company completed a sale of 14,400 shares of its Series A Shares to one investor for approximately $3.4 million in net cash proceeds to the Company (see Note 17(1) – “Subsequent Events” to the audited, consolidated financial statements). Additionally, on March 24, 2005, the Company completed the sale of 50,000 shares of its common stock, $.01 par value (the “Shares”), for $52,500 in net cash proceeds, to conclude the Company’s private placement, which generated approximately $776,000 in aggregate net proceeds during February and March 2005.
     The following table sets forth our operating income (loss) for the fiscal years ended May 31, 2005 and 2004:

	Consolidated	Consolidated
	Operations	Operations
	Fiscal 2005	Fiscal 2004
Operating revenues	$24,473	$27,583

Healthcare operating expenses	21,298	24,178
General and administrative expenses	3,078	3,385
Other operating expenses	92	100

	24,468	27,663

Operating income (loss)	$5	$(80)

Results of Operations –Year Ended May 31, 2005 as Compared to the Year Ended May 31, 2004.
     The Company reported operating income of $5,000 and a net loss of $268,000, or $0.05 loss per share (basic and diluted) for the fiscal year ended May 31, 2005, compared to an operating loss of $80,000 and a net loss

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
of $777,000, or $0.18 loss per share (basic and diluted), for the fiscal year ended May 31, 2004. Operating revenues decreased by 11.3%, or approximately $3.1 million, to $24.5 million for the fiscal year ended May 31, 2005 compared to $27.6 million for the fiscal year ended May 31, 2004. This decrease is primarily attributable to the loss of one major customer in Florida that accounted for $4.4 million of revenue during the fiscal year ended May 31, 2004, offset partially by increased revenues primarily in Connecticut and Texas.
     Healthcare operating expenses decreased by approximately $2.9 million, or 11.9%, for the fiscal year ended May 31, 2005 as compared to the fiscal year ended May 31, 2004. This decrease is primarily attributable to revenue reductions, along with clinical program improvements resulting in reduced costs of care, and secondarily to lower personnel costs resulting from restructuring our regional and corporate operations. Healthcare operating expense as a percentage of operating revenue decreased by 0.7%, from 87.7% for the fiscal year ended May 31, 2004 to 87.0% for the fiscal year ended May 31, 2005. This decrease is primarily due to the loss of one major contract in Florida that consistently returned a high medical loss ratio.
     General and administrative expenses decreased by $307,000, or 9.1%, for the fiscal year ended May 31, 2005 as compared to the fiscal year ended May 31, 2004. This decrease is primarily attributable to a decrease in salaries and benefits resulting from the Company’s restructuring of regional and corporate operations and less usage of outside professional services. General and administrative expense as a percentage of operating revenue increased slightly from 12.3% for the fiscal year ended May 31, 2004 to 12.6% for the fiscal year ended May 31, 2005.
Results of Operations — Year Ended May 31, 2004 As Compared to the Year Ended May 31, 2003.
     We reported a net loss of $777,000 and an operating loss of $80,000 for the fiscal year ended May 31, 2004 compared to net income of $7.5 million and an operating loss of $771,000 for the fiscal year ended May 31, 2003. Results for the fiscal year ended May 31, 2003 include a $7.7 million non-operating gain in connection with the IRS settlement (see Note 12 – “Income Taxes” to the audited, consolidated financial statements) and a $470,000 gain included in discontinued operations, related to the settlement of one matter involving Medi-Cal reimbursements paid to Brea Neuropsychiatric Hospital, a facility owned by the Company until its disposal in fiscal year 1991, covering fiscal periods from 1983 through 1986. For the fiscal year ended May 31, 2003, excluding the $8.2 million, one-time gains from net income would have resulted in a $729,000 net loss ($0.19 loss per basic and diluted share). Additionally, fiscal year 2003 results from discontinued operations include $88,000 of revenue related to a favorable settlement of one hospital cost report and the elimination of a $75,000 reserve for another cost report, both pertaining to our hospital business segment that was discontinued in our fiscal year ended May 31, 1999. Operating revenues decreased by 14.1%, or $4.5 million, to approximately $27.6 million for the fiscal year ended May 31, 2004 compared to $32.1 million for the fiscal year ended May 31, 2003. Reduced revenues from Texas CHIP contracts and the effect of terminated contracts in Florida resulted in lower revenues, but were partially offset by increased business in Connecticut and Texas, and new business in Michigan.
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
Seasonality of Business
     Historically and during our fiscal year ended May 31, 2005, we have experienced consistently low utilization during our first fiscal quarter, which comprises the months of June, July, and August, and increased

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter. For our fiscal quarter ended May 31, 2005, we experienced higher than expected utilization costs as compared to the fourth quarter in the previous two fiscal years. We have attempted to address these high fourth quarter utilization costs through rate increases with certain of our clients. We cannot assure you, however, that we will not continue to experience increased utilization costs in our fourth fiscal quarters compared to other quarters.
Liquidity and Capital Resources
     During the fiscal year ended May 31, 2005, net cash used in continuing and discontinued operations amounted to $105,000 and $151,000, respectively. In addition, $46,000 was used to acquire property and equipment and $788,000 was provided by financing activities, primarily from the issuance of common stock in a private placement transaction, which generated approximately $776,000 in aggregate net proceeds during February and March 2005.
     During the fiscal year ended May 31, 2005, we had an operating profit of $5,000 and a net loss of $268,000. As of May 31, 2005, the Company had a working capital deficiency of $3.6 million and a stockholders’ deficit of $4.1 million. On June 14, 2005, the Company completed the sale of 14,400 shares of its Series A Shares, $50.00 par value, to one investor for approximately $3.4 million in net cash proceeds to the Company (see Note 17(1) – “Subsequent Events” to the audited, consolidated financial statements). Additionally, on March 24, 2005, the Company completed the sale of 50,000 shares of its common stock, $.01 par value (the “Shares”), for $52,500 in net cash proceeds, to conclude the Company’s private placement, which generated approximately $776,000 in aggregate net proceeds during February and March 2005. As a result, we believe we have sufficient working capital to sustain current operations and meet our current obligations during our 2006 fiscal year without the need to raise additional equity or debt financing. In addition, we believe we have sufficient working capital to meet our capital needs during fiscal 2006, which will include additional installments toward the $170,000 that remains to be paid in connection with our new information system. Working capital needs in our 2007 fiscal year and thereafter are expected to be met by cash generated from continuing operations.
     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $3.7 million claims payable amount reported as of May 31, 2005.
     In October 2004, we submitted a bid to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) in connection with a contract that was expected to begin by October 1, 2005. On January 7, 2005, the Company was informed that another bidder was selected to negotiate this ASO contract. If the State of Connecticut is successful in their negotiations with the selected bidder and the State of Connecticut continues with the implementation of its ASO plans, the Company’s existing contract may be terminated sometime during the Company’s third quarter of fiscal 2006, which begins December 1, 2005. This contract represented approximately 21.6%, or $5.3 million, of our operating revenue for the fiscal year ended May 31, 2005 (see Note 4(2) – “Major Customers/Contracts” — to the audited, consolidated financial statements).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     The following is a schedule at May 31, 2005 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements and other long-term obligations:
Commitments and Contractual Obligations

	Payments Due by Period
		Less
		Than 1		4 – 5	After 5
	Total	Year	1 - 3 Years	Years	Years
	(Amounts in thousands)
Long-term Debt Obligations (a)	$2,244	—	—	—	2,244
Capital Lease Obligations and related interest	128	63	65	—	—
Operating Lease Obligations	548	481	67	—	—
Purchase Obligations	170	170	—	—	—

Total	$3,090	714	132	—	2,244

(a)	Excludes 7 1/2% in interest payable semi-annually in April and October (see Note 11 – “Long-term Debt” to the audited, consolidated financial statements).
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
     We believe our accounting policies specific to our accrued claims payable (IBNR), revenue recognition, marketable securities, and goodwill involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 2 – “Summary of Significant Accounting Policies” to the audited, consolidated financial statements).
Recent Accounting Pronouncements
     On December 16, 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R was initially effective for the Company in its second quarter of fiscal 2006. However, due to an SEC extension of the compliance date in April 2005, SFAS No. 123R will now be effective for the Company beginning June 1, 2006. As such, effective with the Company’s first fiscal quarter of fiscal 2007, SFAS No. 123R will eliminate our ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue stock options to its employees or non-employee directors. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the consolidated financial statements.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Risk Factors
Important Factors Related to Forward-Looking Statements and Associated Risks
This Annual Report on Form 10-K contains certain forward-looking statements that are based on our current expectations and plans. Although we believe our expectations and plans are reasonable and made in good faith, we can provide no assurance that they will be achieved. Our forward-looking statements are not guarantees of future performance and would be significantly affected by the material risk factors set forth below.
We may not be able to accurately predict utilization of our full-risk contracts resulting in contracts priced at levels insufficient to ensure profitability.
Managed care operations are at risk for costs incurred to supply agreed upon levels of service. Failure to anticipate or control costs could have material, adverse effects on the Company. Providing services on a full-risk capitation basis exposes CompCare to the additional risk that contracts negotiated and entered into may ultimately be unprofitable if utilization levels require us to provide services at capitation rates which do not account for or factor in such utilization levels.
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
As of May 31, 2005, we managed approximately 683,000 lives in connection with behavioral and substance abuse services covered through CHIP and Medicaid programs in Texas and Medicaid in Connecticut, Florida, and Michigan. Any changes in CHIP or Medicaid reimbursement could ultimately affect the Company through contract bidding and cost structures with the health plans first impacted by such changes. Benefits available to Texas CHIP recipients were significantly reduced for the five-month period September 1, 2003 to January 31, 2004 as a result of legislative bills passed by the Texas State legislature. Although subsequent legislation restored the majority of benefits available to CHIP recipients effective February 1, 2004, the temporary reduction in revenues had a negative impact on the Company’s results of operations for the fiscal year ended May 31, 2004. Such changes, if implemented in the future, could have a material, adverse impact on our operations. Additionally, we cannot predict which states in which we operate may pass legislation that would reduce our revenue through changes in the reimbursement rates or in the number of eligible participants. In either case, we may be unable to reduce our costs to a level that would allow us to maintain current gross margins specific to our Medicaid and CHIP programs.
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
An effective and secure information system, available at all times, is vital to our health plans and their members. We depend on our computer systems for significant service and management functions, such as providing membership verification, monitoring utilization, processing provider claims, and providing regulatory data and other client and managerial reports. Any loss of availability of our current information system, or implementation failure related to our new information system currently being developed, would cause a disruption in operations and impact our performance. There can be no assurance that implementation will be successful or that it will be completed within the expected timeframe.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
As a result of our dependence on a limited number of customers, the loss of any one of these customers, or a reduction in business from any one of them, could have a material, adverse effect on our working capital and future results of operations.
We currently have contracts with seven health plans to provide behavioral healthcare services under commercial, Medicaid, and CHIP plans. These combined contracts represent approximately 78.3% and 52.1% of our operating revenue for the fiscal years ended May 31, 2005 and May 31, 2004, respectively, two of which each represented more than 20% of our operating revenues during our fiscal year ended May 31, 2005. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, would negatively affect the financial condition of the Company. In October 2004, the Company submitted a bid to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) in connection with a contract that is expected to begin by October 1, 2005. On January 7, 2005, the Company was informed that another bidder was selected to negotiate this ASO contract. If the State of Connecticut is successful in their negotiations with the selected bidder and the State of Connecticut continues with the implementation of its ASO plans, the Company’s existing contract will be terminated, which may occur sometime during the Company’s third quarter of fiscal 2006, which begins December 1, 2005 (see Note 4(2) — “Major Contracts/Customers” — to the audited, consolidated financial statements).
The industry is subject to extensive state and federal regulations, as well as diverse licensure requirements varying by state. Changes in regulations could affect the profitability of our contracts or our ability to retain clients or to gain new customers.
CompCare holds licenses or certificates to perform utilization review and TPA services in certain states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that CompCare will qualify to obtain such licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, our business could be materially affected until such time as we are able to meet the regulatory requirements, if at all. Additionally, some states may determine to contract directly with companies such as ours for managed behavioral healthcare services in which case they may also require us to maintain financial reserves or net worth requirements that we may not be able to meet. Currently, we cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.
CompCare is subject to the requirements of HIPAA. The purpose of the HIPAA is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and to protect the security and privacy of protected health information. While we expect to meet all compliance rules and timetables with respect to the HIPAA regulations, failure to do so may result in penalties and have a material adverse effect on the Company’s ability to retain its customers or to gain new business.
We have noted an annual seasonality in the usage of our provider network. Our financial results may suffer to the extent we cannot adequately manage periods of increased utilization.
Historically and during fiscal 2005, we have experienced consistently low utilization during our first fiscal quarter, which comprises the months of June, July, and August, and increased utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Currently, our Series A Preferred Shareholder is able to exercise decisive influence over our major corporate decisions.
As of June 14, 2005, Woodcliff Healthcare Investment Partners LLC (“Woodcliff”), as a result of its purchase of 14,400 shares of our Series A Shares, $50.00 par value, beneficially owned capital stock representing approximately 43% of the Company’s voting power and has the right to designate a majority of the members of our Board of Directors (see “Recent Developments” on page 1). As a result, holders of our common stock are subject to the following risks, among others:
•	Woodcliff can exercise decisive influence over the election of directors;

•	Woodcliff can exercise decisive influence over major decisions involving the Company and its assets; and

•	Woodcliff may have interests that differ from those of the Company’s other stockholders.
The holders of our Series A Shares have significant rights and preferences over the holders of the common stock.
The holders of our Series A Shares are entitled to receive dividends when declared by our Board of Directors. The payment of these dividends will take priority over any payment of dividends on our common stock. The holders of our Series A Shares will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up. The aggregate amount of that senior claim is approximately $3.6 million as of August 1, 2005 and will increase thereafter if such preferred stock accrues dividends and if we issue additional shares of such preferred stock to Woodcliff pursuant to the terms of the Securities Purchase Agreement for the Series A Shares.
The holders of our Series A Shares have other rights and preferences, including the following:
•	to convert their preferred stock into an increased number of shares of common stock as a result of antidilution adjustments;

•	to vote together with the holders of the common stock on an "as-converted" basis on all matters;

•	to designate representatives to be appointed to our board of directors and, voting together as a single class, to elect up to five directors; and

•	to prevent the creation and issuance of capital stock with rights equal to or superior to those of the Series A Shares.
We may be unable to sell the eye care memberships in which case our financial results will suffer to the extent we have revenue from such memberships that is less than the cost we paid to acquire them.
The Company is actively marketing the eye care memberships we acquired in November 2004, but our efforts have not yet been successful. If our marketing plan fails with respect to these memberships, we may have to write off some or all of the $125,000 we paid to acquire them. While we believe our marketing efforts will be successful, there can be no assurance the Company will sell a quantity of memberships at prices that will allow us to recover the $125,000 cost.
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
Index to Consolidated Financial Statements
Years Ended May 31, 2005, 2004 and 2003

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Comprehensive Care Corporation
     We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and subsidiaries as of May 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and subsidiaries as of May 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Kirkland, Russ, Murphy & Tapp P.A.
Clearwater, Florida
August 2, 2005

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Comprehensive Care Corporation
     We have audited the accompanying consolidated statements of operations, stockholders’ deficit and cash flows of Comprehensive Care Corporation and subsidiaries for the year ended May 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Comprehensive Care Corporation and subsidiaries for the year ended May 31, 2003, in conformity with U.S. generally accepted accounting principles.
     The Company’s working capital deficiency, stockholders’ deficit, and continued losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Eisner LLP
New York, New York
July 25, 2003

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	May 31,
	2005	2004
	(Amounts in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,695	3,209
Marketable securities	11	—
Accounts receivable, less allowance for doubtful accounts of $5 and $10, respectively	113	191
Accounts receivable — managed care reinsurance contract	372	553
Other current assets	481	524

Total current assets	4,672	4,477

Property and equipment, net	384	390
Goodwill, net	991	991
Restricted cash	72	325
Other assets	329	42

Total assets	$6,448	6,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,310	1,720
Accrued claims payable	3,730	3,647
Accrued reinsurance claims payable	3,191	3,183
Income taxes payable	30	25

Total current liabilities	8,261	8,575

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	60	131

Total long-term liabilities	2,304	2,375

Total liabilities	10,565	10,950

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; none issued	—	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 5,582,547 and 4,673,048, respectively	56	47
Additional paid-in capital	53,813	52,950
Deferred compensation	—	(4)
Accumulated deficit	(57,986)	(57,718)

Total stockholders’ deficit	(4,117)	(4,725)

Total liabilities and stockholders’ deficit	$6,448	6,225

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended May 31,
	2005	2004	2003
	(Amounts in thousands, except per share data)
Operating Revenues	$24,473	27,583	32,104

Costs and Expenses:
Healthcare operating expenses	21,298	24,178	29,201
General and administrative expenses	3,078	3,385	3,459
(Recovery of) provision for doubtful accounts	(4)	(7)	20
Depreciation and amortization	96	107	195

	24,468	27,663	32,875

Operating income (loss) before items shown below	5	(80)	(771)
Other income (expense):
Net gain on IRS settlement	—	—	7,717
Loss in connection with collection of notes receivable	—	(20)	—
Loss on impairment — investment in marketable securities	(118)	—	—
Gain on sale of assets	—	—	4
Loss on disposal of assets	—	—	(5)
Other non-operating income, net	88	1	34
Interest income	15	26	47
Interest expense	(206)	(215)	(181)

(Loss) income from continuing operations before income taxes	(216)	(288)	6,845
Income tax expense	52	102	20

(Loss) income from continuing operations	(268)	(390)	6,825
(Loss) income from discontinued operations	—	(387)	633

Net (loss) income	$(268)	(777)	7,458

(Loss) income per common share — basic:
(Loss) income from continuing operations	$(0.05)	(0.09)	1.75
(Loss) income from discontinued operations	—	(0.09)	0.16

Net (loss) income	$(0.05)	(0.18)	1.91

(Loss) income per common share — diluted:
(Loss) income from continuing operations	$(0.05)	(0.09)	1.57
(Loss) income from discontinued operations	—	(0.09)	0.15

Net (loss) income	$(0.05)	(0.18)	1.72

Weighted average common shares outstanding:

Basic	4,935	4,284	3,905

Diluted	4,935	4,284	4,343

See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In Thousands)

			ADDITIONAL			Total
	Common Stock		Paid-In	Accumulated	Deferred	Stockholders’
	Shares	Amount	Capital	Deficit	compensation	Deficit
Balance, May 31, 2002	3,879	$39	51,842	(64,399)	(1)	(12,519)
Net income	—	—	—	7,458	—	7,458
Shares issued for executive compensation	20	—	20	—	—	20
Compensatory stock options and warrants granted to non-employees	—	—	48	—	(22)	26
Amortization of deferred compensation	—	—	—	—	7	7
Exercise of stock options	38	—	18	—	—	18

Balance, May 31, 2003	3,937	$39	51,928	(56,941)	(16)	(4,990)
Net loss	—	—	—	(777)	—	(777)
Shares issued in connection with private placement	700	7	964	—	—	971
Compensatory stock options and warrants granted to non-employees	20	1	50	—	(4)	47
Amortization of deferred compensation	—	—	—	—	16	16
Exercise of stock options	16	—	8	—	—	8

Balance, May 31, 2004	4,673	$47	52,950	(57,718)	(4)	(4,725)
Net loss	—	—	—	(268)	—	(268)
Shares issued in connection with private transactions	775	8	535	—	—	543
Compensatory stock options and warrants granted to non-employees	18	—	31	—	—	31
Amortization of deferred compensation	—	—	—	—	4	4
Warrants issued in connection with private transaction	—	—	234	—	—	234
Exercise of stock options	117	1	63	—	—	64

Balance, May 31, 2005	5,583	$56	53,813	(57,986)	—	(4,117)

See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended May 31,
	2005	2004	2003
	(Amounts in thousands)
Cash flows from operating activities:
(Loss) income from continuing operations	$(268)	(390)	6,825
Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
Depreciation and amortization	96	107	195
Provision for doubtful accounts	—	—	20
Loss on impairment — investment in marketable securities	118	—	—
Amortization of deferred revenue	(75)	—	—
Net gain from IRS settlement	—	—	(7,717)
Loss in connection with prepayment of note receivable	—	20	—
Gain on sale of assets	—	—	(4)
Loss on disposal of assets	—	—	5
Compensation expense — stock issued	31	33	20
Compensation expense — stock options and warrants issued	4	31	15
Changes in assets and liabilities:
Accounts receivable, net	78	(116)	229
Accounts receivable — managed care reinsurance contract	181	(199)	221
Other receivable	—	—	525
Other current assets, restricted cash, and other assets	9	(4)	286
Unbenefitted tax refunds received	—	—	(2,258)
Accounts payable and accrued liabilities	(377)	(270)	(132)
Accrued claims payable	83	(456)	(532)
Accrued reinsurance claims payable	8	66	1,098
Income taxes payable	5	10	(1)

Net cash used in continuing operations	(107)	(1,168)	(1,205)
Net cash used in discontinued operations	(151)	(88)	(480)

Net cash used in continuing and discontinued operations	(258)	(1,256)	(1,685)
Cash flows from investing activities:
Net proceeds from sale of property and equipment, net	—	—	3
Payment received on note for sale of property and equipment, net	—	139	4
Additions to property and equipment, net	(45)	(210)	(77)

Net cash used in investing activities	(45)	(71)	(70)

Cash flows from financing activities:
Proceeds from the issuance of common stock	841	979	18
Repayment of other liabilities	(52)	(33)	(13)

Net cash provided by financing activities	789	946	5

Net increase (decrease) in cash and cash equivalents	486	(381)	(1,750)
Cash and cash equivalents at beginning of year	3,209	3,590	5,340

Cash and cash equivalents at end of year	$3,695	3,209	3,590

Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$206	205	182

Income taxes	$48	92	22

Noncash financing and investing activities
Property acquired under capital leases	$43	76	49

See accompanying reports of independent registered public accounting firms and notes to the consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 1 — Description of the Company’s Business and Basis of Presentation
     Comprehensive Care Corporation (the “Company” or “CompCare”) is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the “Company” include Comprehensive Behavioral Care, Inc. (“CBC”) and subsidiary corporations. The Company, primarily through its wholly owned subsidiary, CBC, provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. The Company manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The Company also provides prior and concurrent authorization for physician-prescribed psychotropic medications for a major Medicaid HMO in Indiana and Michigan. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for its services includes both private and governmental entities. The Company’s services are provided primarily by unrelated vendors on a subcontract or subcapitated basis. The Company’s fiscal year ended May 31, 2005 (“fiscal 2005”).
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
Revenue Recognition
     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company relies extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 90.2%, or $22.1 million, of revenue for the fiscal year ended May 31, 2005, 85.5%, or $23.6 million, of revenue for the fiscal year ended May 31, 2004, and 87.4%, or $28.2 million, of revenue for the fiscal year ended May 31, 2003. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.
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
Premium Deficiencies
     Estimated future healthcare costs and expenses in excess of estimated future premiums are recorded as a loss when determinable. No such deficiencies existed at May 31, 2005 or May 31, 2004.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Cash and Cash Equivalents
     Cash and cash equivalents consist entirely of funds on deposit in savings and checking accounts at major financial institutions.
Restricted Cash
     During the quarter ended February 28, 2005, the trust agreement specific to the Company’s Directors and Officers liability insurance policy was terminated and all funds, which amounted to approximately $253,000, were released to the Company. As such, at May 31, 2005, restricted cash consists only of a $72,000 deposit required under the terms of the Company’s Tampa office lease.
Marketable Securities
     The Company’s marketable securities, which is comprised of one “available for sale” security, received in lieu of cash compensation for consulting services provided by the Company to one party, are reflected in the consolidated balance sheet at fair market value, with unrealized gains or losses, if any, included in other comprehensive income within stockholders’ deficit. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income (expense). At May 31, 2005, management determined that the loss on investment in marketable securities is other than temporary in nature and, as such, the Company recognized an impairment loss of approximately $118,000 during May 2005. Factors considered in determining whether the loss was other than temporary included the financial condition of the issuer, the fact that this investment has been in a continuous unrealized loss position since November 2004 when the Company acquired this security, and the Company’s intent to hold this investment for a period of time sufficient to allow for any anticipated recovery. At May 31, 2005, after recognizing the impairment loss on this investment, the carrying value of approximately $11,000 is equal to the fair value of this security. As such, the Company has no unrealized gains or losses at May 31, 2005.
Property and Equipment
     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives ranging from 3 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Depreciation and amortization expense was $96,000, $107,000, and $195,000 for the fiscal years ended May 31, 2005, 2004 and 2003, respectively.
Goodwill
     Goodwill includes costs in excess of fair value of the net assets acquired in purchase transactions, less amortization.
     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” which establishes new guidance for the treatment of goodwill and other intangible assets. Pursuant to SFAS 142, which was adopted by the Company effective June 1, 2001, goodwill is not amortized but is periodically evaluated for impairment to carrying amount, with decreases in carrying amount recognized immediately. The Company reviews goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The test for impairment of goodwill requires the Company to make estimates about fair value, which are based on projected future cash flows. In accordance with SFAS 142, the Company had performed an impairment test within six months of the adoption date and determined that no impairment of goodwill had occurred as of such date. In addition, the Company performed an annual impairment test as of May 31, 2005, 2004 and 2003 and determined that no impairment of goodwill had occurred as of such dates. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Operations.” The Company adopted the provisions of SFAS 145 effective for its fiscal year ended May 31, 2003 and has reflected gains on settlement of debt as other income instead of as extraordinary items.
Accrued Claims Payable
     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of May 31, 2005 and 2004. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.
Accrued Reinsurance Claims Payable
     The accrued reinsurance claims payable liability represents amounts payable to providers under a state reinsurance program associated with the Company’s contract to provide behavioral healthcare services to members of a Connecticut HMO (see Note 4 (2) – Major Contracts/Customers).
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
Stock Options
     The Company issues stock options to its employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder approved stock option plans. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “ Accounting for Stock-Based Compensation-Transitional Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options (“APB 25”). Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under the Company’s employee stock options plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Fiscal Year Ended May 31,
	2005	2004	2003
	(in thousands except for per share information)
Net (loss) income, as reported	$(268)	$(777)	$7,458
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(233)	(211)	(179)

Pro forma net (loss) income	$(501)	$(988)	$7,279

(Loss) income per common share:
Basic — as reported	$(0.05)	$(0.18)	$1.91

Basic — pro forma	$(0.10)	$(0.23)	$1.86

Diluted — as reported	$(0.05)	$(0.18)	$1.72

Diluted — pro forma	$(0.10)	$(0.23)	$1.68

     The weighted average fair values of options granted were $0.93, $1.31, and $0.72 in fiscal 2005, 2004, and 2003, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.
     The fair value of these options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended May 31,
	2005	2004	2003
Volatility factor of the expected market price of the Company’s common stock	95.0%	95.0%	95.0%
Expected life (in years) of the options	5	3, 4, and 5	5
Risk-free interest rate	3.9%	3.6%	4.0%
Dividend yield	0%	0%	0%
     The fair value of options granted to non-employee consultants is being amortized to expense over the vesting period of the options.
     On December 16, 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R was initially effective for the Company in its second quarter of fiscal 2006. However, due to an SEC extension of the compliance date in April 2005, SFAS No. 123R will now be effective for the Company beginning June 1, 2006. As such, effective with the Company’s first fiscal quarter of fiscal 2007, SFAS No. 123R will eliminate the Company’s ability to account for stock options using the method permitted under APB 25 and instead require the Company to recognize compensation expense should the Company issue stock options to its employees or non-employee directors. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the consolidated financial statements.
     During the period January 2005 through March 2005, prior to the extension of the SFAS No. 123R compliance date, the Company issued to five employees an aggregate of 152,700 options that vested May 31, 2005, which provided such employees a shorter vesting term for their options than is normally awarded. If the options had been issued with customary vesting dates and the compliance date had not been extended, the Company would have recorded compensation expense totaling approximately $100,000 during fiscal 2006 for the options that were unvested at May 31, 2005.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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

	Fiscal Year Ended May 31,
	2005	2004	2003
Numerator:
(Loss) income from continuing operations	$(268)	(390)	6,825
(Loss) income from discontinued operations	—	(387)	633

Numerator for diluted (loss) income per share available to Common Stockholders	$(268)	(777)	7,458

Denominator:
Weighted average shares	4,935	4,284	3,905
Effect of dilutive securities:
Employee stock options	—	—	437
Warrants	—	—	1

Denominator for diluted income per share-adjusted weighted Average shares after assumed exercises	4,935	4,284	4,343

(Loss) income per common share — basic:
(Loss) income from continuing operations	$(0.05)	(0.09)	1.75
(Loss) income from discontinued operations	—	(0.09)	0.16

Net (loss) income	$(0.05)	(0.18)	1.91

(Loss) income per common share — diluted:
(Loss) income from continuing operations	$(0.05)	(0.09)	1.57
(Loss) income from discontinued operations	—	(0.09)	0.15

Net (loss) income	$(0.05)	(0.18)	1.72

Fair Value of Financial Instruments
     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value.
     For cash and cash equivalents, marketable securities, and restricted cash, the carrying amount approximates fair value. For long-term debt, the fair value is based on the estimated market price for the convertible debentures on the last day of the fiscal year.
The carrying amounts and fair values of the Company’s financial instruments at May 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$3,695	3,695	3,209	3,209
Marketable securities	11	11	—	—
Restricted cash	72	72	325	325
Liabilities
Long-term debt	$2,244	2,237	2,244	2,118

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 3 — Liquidity
     During the fiscal year ended May 31, 2005, net cash used in continuing and discontinued operations amounted to $106,000 and $151,000, respectively. In addition, $45,000 was used to acquire property and equipment and $788,000 was provided by financing activities, primarily from the issuance of common stock in a private placement transaction, which generated approximately $776,000 in aggregate net proceeds during February and March 2005.
     During the fiscal year ended May 31, 2005, the Company had an operating profit of $5,000 and a net loss of $268,000. As of May 31, 2005, the Company had a working capital deficiency of $3.6 million and a stockholders’ deficit of $4.1 million. Effective June 14, 2005, the Company completed a sale of 14,400 shares of its Series A Convertible Preferred Stock, $50.00 par value (“Series A Shares”), to one investor for approximately $3.4 million in net cash proceeds to the Company (see Note 17(1) – “Subsequent Events”). Additionally, on March 24, 2005, the Company completed the sale of 50,000 shares of its common stock, $.01 par value, for $52,500 in net cash proceeds, to conclude the Company’s private placement, which generated approximately $776,000 in aggregate net proceeds during February and March 2005. As a result, management believes the Company has sufficient working capital to sustain current operations and meet the Company’s current obligations during fiscal 2006 without the need to raise additional equity or debt financing. In addition, management believes the Company has sufficient working capital to meet the Company’s capital needs during fiscal 2006, which will include additional installments toward the $170,000 that remains to be paid in connection with a new information system. This system has expected costs of approximately $370,000. Once implemented, this system will enable the Company to continue to meet HIPAA requirements, streamline our entire clinical and claims functions, and offer service improvements to our participating providers.
Note 4 — Major Contracts/Customers
(1) Beginning January 1, 2003, the Company contracted with a new HMO client to provide behavioral healthcare services to contracted Medicaid members in Florida. This business accounted for 16.0%, or $4.4 million, of the Company’s operating revenues during the prior fiscal year ended May 31, 2004. During fiscal 2003, such Medicaid members were serviced by the Company through its contract with another HMO whose agreements with the Company covered Medicaid, Medicare, and commercial members and represented a combined 24.1%, or $7.8 million, of the Company’s operating revenue for the twelve months ended May 31, 2003. On December 31, 2002, the Company received a formal termination notice, effective February 28, 2003, from the prior HMO client with respect to the Medicare and commercial business. In addition, the acquiring HMO, whose contract with the Company was scheduled to renew in January 2004, formally advised the Company on October 30, 2003 that it had determined to “insource behavioral health” and, therefore, would not renew its contract with the Company. Accordingly, the Company’s contract with this HMO customer terminated effective December 31, 2003.
(2) The Company has one contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. This agreement represented approximately 21.6%, or $5.3 million, 13.7%, or $3.8 million, and 9.0%, or $2.9 million of the Company’s operating revenue for the fiscal years ended May 31, 2005, 2004, and 2003, respectively. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program for the purpose of paying providers. During the fiscal years ended May 31, 2005, 2004, and 2003, the Company filed reinsurance claims totaling approximately $2.7 million, $2.1 million, and $3.0 million, respectively. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of May 31, 2005 and 2004, the Company has reported $3.2 million as accrued reinsurance claims payable, with $0.4 and $0.6 million reported as accounts receivable-managed care reinsurance contracts. In the event that the Company does not collect the amounts receivable related to reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. The difference between the reinsurance receivable amount and the reinsurance payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. This HMO has been a customer since March 2001. The original contract term ended December 31, 2002 and, in accordance with its terms, has automatically renewed for three consecutive one-year periods, with the current term ending December 31, 2005. In October 2004, the Company submitted a bid to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) in connection with a contract that is expected to begin by October 1, 2005. On

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
January 7, 2005, the Company was informed that another bidder was selected to negotiate this ASO contract. If the State of Connecticut is successful in their negotiations with the selected bidder and the State of Connecticut continues with the implementation of its ASO plans, the Company’s existing contract may be terminated sometime during the Company’s third quarter of fiscal 2006, which begins December 1, 2005.
(3) The Company has contracts with one HMO to provide behavioral healthcare services to contracted commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members in Texas. This business accounted for approximately 21.5%, or $5.2 million, 14.5%, or $4.0 million, and 11.9%, or $3.9 million of the Company’s operating revenues during the fiscal years ended May 31, 2005, 2004, and 2003, respectively. This HMO has been a customer of the Company since November 1998. The original contract term was for one year and the contract provides for automatic one-year renewal terms.
(4) During fiscal 2003, the Company had three contracts with one HMO to provide behavioral healthcare services to Florida members. The combined revenue from these contracts accounted for 11.7%, or $3.8 million, of the Company’s operating revenues during such fiscal year. These contracts covering Florida members terminated effective January 1, 2003.
In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.
Note 5 — Accounts Receivable
     Accounts Receivable of $118,000 at May 31, 2005 and $201,000 at May 31, 2004 consists of trade receivables resulting from services rendered under managed care capitation contracts. Accounts Receivable — Managed Care Reinsurance Contract of $372,000 at May 31, 2005 and $553,000 at May 31, 2004 consist of receivables resulting from services rendered under the Connecticut contract (see Note 4(2) — “Major Contracts/Customers”). The following table summarizes changes in the Company’s allowance for doubtful accounts for the fiscal years ended May 31, 2005, 2004 and 2003:

	Balance	Additions		Write-off
	Beginning	Charged To	Recoveries	of	Balance
	of Year	Expense	*	Accounts	End of Year
	(Amounts in thousands)
Year ended May 31, 2005	$10	5	—	(10)	5
Year ended May 31, 2004	$27	10	—	(27)	10
Year ended May 31, 2003	$8	43	—	(24)	27

*   Excludes $9,000 in 2005, $17,000 in 2004, and $24,000 in 2003 of recoveries from accounts previously written off.
     Recoveries are reflected on the Company’s consolidated statements of operations as a reduction to the provision for doubtful accounts.
Note 6 — Other Current Assets
     Other current assets consist of the following:

	May 31,
	2005	2004
	(Amounts in thousands)
Accounts receivable — other	$38	37
Prepaid insurance	311	315
Other prepaid fees and expenses	132	172

Total other current assets	$481	524

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 7 — Other Assets
     Other assets consist of the following:

	May 31,
	2005	2004
	(Amounts in thousands)
Deferred costs — eye care memberships	$125	—
Deposits	98	20
Other deferred costs	106	22

Total other assets	$329	42

Note 8 — Property and Equipment, net
Property and equipment, net, consists of the following:

	May 31,
	2005	2004
	(Amounts in thousands)
Furniture and equipment	$2,936	3,385
Leasehold improvements	48	49
Capitalized leases	141	130

	3,125	3,564
Less accumulated depreciation and amortization	(2,741)	(3,174)

Total property and equipment, net	$384	390

Note 9 — Discontinued Operations
     Results for the fiscal year ended May 31, 2004 include a change in estimate resulting in a $387,000 charge recorded in August 2003 related to hospital operations disposed of in prior years, which is included under discontinued operations in the accompanying consolidated financial statements. The charge primarily relates to settlement of the Company’s Fiscal 1999 Medicare cost report for its Aurora, Colorado facility that was sold by the Company during Fiscal 1999. The settlement requires the Company to repay $400,000 specific to Fiscal 1999, less approximately $106,000 in Medicare refunds that were due the Company in connection with its Fiscal 1995 and 1996 Medicare cost report settlements for this same Aurora, Colorado hospital. Further, the Medicare intermediary accepted the Company’s proposed, 24-month, 12.125% installment payment plan to repay the net amount of approximately $300,000, of which approximately $55,000 remains to be paid as of May 31, 2005, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at May 31, 2005.
     Discontinued hospital operations for the year ended May 31, 2003 consist of a $470,000 gain on settlement of a liability and income of $163,000 relating to hospital cost report settlements.
Note 10 — Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of the following:

	May 31,
	2005	2004
	(Amounts in thousands)
Accounts payable	$189	166
Accrued salaries and wages	118	135
Accrued vacation	92	141
Accrued legal and audit	96	84
Other accrued liabilities	815	1,194

Total accounts payable and accrued liabilities	$1,310	1,720

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 11 — Long-term Debt
Long-term debt consists of the following:

	May 31,
	2005	2004
	(Amounts in Thousands)
7 1/2% convertible subordinated debentures due April, 2010, interest payable semi-annually in April and October*	$2,244	2,244

*	At May 31, 2005, the debentures are convertible into 9,044 shares of common stock at a conversion price of $248.12 per share. Following the private transaction completed in June 2005 (see Note 17(1) – “Subsequent Events”), the debentures are convertible into 12,377 shares of common stock at a conversion price of $181.30.
Note 12 — Income Taxes
Provision for income taxes consists of the following:

	Fiscal Year Ended May 31,
	2005	2004	2003
	(Amounts in thousands)
Current:
Federal	$—	—	—
State	52	102	20

	$52	102	20

     Reconciliation between the provision for income tax and the amount computed by applying the statutory Federal income tax rate (34%) to income (loss) before income tax is as follows:

	Fiscal Year Ended May 31,
	2005	2004	2003
	(Amounts in thousands)
Income tax provision (benefit) at the statutory tax rate	$(73)	(230)	2,543
State income tax provision (benefit), net of federal tax effect	(8)	(26)	296
Non-taxable gain on IRS settlement	—	—	(3,733)
Non-deductible items	37	44	54
Benefit of net operating loss carryforward not recognized	96	314	840
Other, net	—	—	20

	$52	102	20

Significant components of the Company’s deferred tax assets are as follows:

	May 31,
	2005	2004
	(Amounts in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$1,347	1,332
Accrued expenses	78	134
Loss on impairment — investment in marketable securities	45	—
Employee benefits and options	35	55
Other, net	76	90

Total Deferred Tax Assets	1,581	1,611
Valuation Allowance	(1,581)	(1,611)

Net Deferred Tax Assets	$—	—

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
     At May 31, 2005, the Company’s Federal net operating loss carryforwards total approximately $3.5 million resulting from losses incurred in the fiscal years ended May 31, 2002 through 2005, which expire in 2022 through 2025. The Company may be unable to utilize some or all of its allowable tax deductions or losses, which depends upon factors including the availability of sufficient taxable income from which to deduct such losses during limited carryover periods. The private placement transaction completed subsequent to May 31, 2005 constitutes a “change of ownership” under IRS rules and, as a result, will limit the Company’s tax benefits beginning in fiscal 2006 (see Note 17(1) – “Subsequent Events”). Further, the Company’s ability to use any net operating losses may be subject to further limitation in the event that the Company issues or agrees to issue substantial amounts of additional equity.
     After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at May 31, 2005 and 2004, was necessary to fully offset the deferred tax assets based on the likelihood of future realization.
Note 13 — Employee Benefit Plan
     The Company offers a 401(k) Plan (the “Plan”), which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed one thousand hours of service are eligible to participate in the Plan. Each participant may contribute from 2% to 50% of his or her compensation to the Plan up to the annual maximum allowed amount, which was $14,000 during Calendar 2005, subject to limitations on the highly compensated employees to ensure the Plan is non-discriminatory. Company contributions are discretionary and are determined by the Company’s management. The Company did not make a matching contribution in fiscal 2005. The Company’s employer matching contributions were approximately $2,300, and $9,000 to the Plan in fiscal 2004 and 2003, respectively.
Note 14 — Preferred Stock, Common Stock, and Stock Option Plans
Preferred Stock
     As of May 31, 2005, there are 18,740 remaining shares authorized and available to issue, and no outstanding shares of Preferred Stock (see Note 17(1) – “Subsequent Events”). The Company is authorized to issue shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series.
Common Stock
     Authorized shares of common stock reserved for possible issuance for convertible debentures and stock options are as follows at May 31, 2005 (see Note 17(1) – “Subsequent Events” — with respect to shares of common stock reserved for possible issuance for Series A Shares):

Convertible debentures(a)	9,044
Outstanding stock options	1,343,956
Possible future issuance under stock option plans and warrants(b)	982,503

Total	2,335,503

(a) At May 31, 2005, the debentures are convertible into 9,044 shares of common stock at a conversion price of $248.12 per share. Following the private transaction completed in June 2005 (see Note 17(1) – “Subsequent Events”), the debentures are convertible into 12,377 shares of common stock at a conversion price of $181.30.
(b) Includes 100,000 warrants to purchase common stock of the Company issued in prior fiscal years to three consultants for their services to the Company, which included public and investor relations and web site development services. in addition, 306,000 warrants to purchase common stock of the Company were issued to two consultants and two employees as compensation for introducing strategic business partners to the Company. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging from $1.09 to $5.00.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Stock Option Plans
     The Company currently has two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (“Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants to the Company. Grants issued under the Plans may qualify as Incentive Stock Options (“ISOs”) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. Options for Non-statutory Stock Options (“NSOs”) may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of May 31, 2005 under the 2002 Incentive Plan, there were 511,000 shares available for option grants and there were 475,000 options outstanding, of which 445,500 options were exercisable. Additionally, as of May 31, 2005 under the 1995 Incentive Plan, there were 500 shares available for option grants and there were 748,125 options outstanding, of which 744,875 options were exercisable.
     The Company also has a non-qualified stock option plan for its outside directors (the “Directors’ Plan”). Each non-qualified stock option is exercisable at a price equal to the common stock’s fair market value as of the date of grant. Initial grants vest annually in 25% increments beginning on the first anniversary of the date of grant, provided the individual is still a director on those dates. Annual grants will become 100% vested as of the first annual meeting of our stockholders following the date of grant, provided the individual is still a director as of that date. Such annual grants include options granted to non-employee directors for service on the various committees of the Board of Directors. An optionee who ceases to be a director shall forfeit that portion of the option attributable to such vesting dates on or after the date he or she ceases to be a director. The maximum number of shares authorized for issuance under the Directors’ Plan is 250,000. As of May 31, 2005 under the Directors’ Plan, there were 65,003 shares available for option grants and there were 120,831 options outstanding, of which 79,165 options were exercisable.
A summary of the Company’s stock option activity and related information for the years ended May 31 is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding as of May 31, 2002	903,175	$0.83
Granted	247,999	1.03
Exercised	(38,000)	0.48
Forfeited	(3,950)	2.40

Outstanding as of May 31, 2003	1,109,224	$0.88
Granted	161,666	1.91
Exercised	(16,500)	0.47
Forfeited	(25,000)	1.86

Outstanding as of May 31, 2004	1,229,390	$1.00
Granted	250,866	1.25
Exercised	(116,500)	0.55
Forfeited	(19,800)	1.97

Outstanding as of May 31, 2005	1,343,956	$1.08

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
A summary of options outstanding and exercisable as of May 31, 2005 follows:

			Weighted-		Weighted-
		Weighted-	Average		Average
	Exercise	Average	Remaining		Exercise Price of
Options	Price	Exercise	Contractual	Options	Exercisable
Outstanding	Range	Price	Life	Exercisable	Options
321,000	$0.25-$0.39	$0.26	5.09	321,000	$0.26
420,083	$0.51-$0.61	$0.55	5.13	420,083	$0.55
239,033	$1.00-$1.40	$1.20	8.97	201,283	$1.22
189,165	$1.45-$1.70	$1.57	8.96	152,499	$1.59
77,000	$1.95-$2.16	$2.10	8.26	77,000	$2.10
97,675	$3.5625-$4.00	$3.95	3.53	97,675	$3.95

1,343,956	$0.25-$4.00	$1.08	6.40	1,269,540	$1.06

Note 15 — Commitments and Contingencies
Lease Commitments
          The Company leases certain facilities and equipment. The facility leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases was $0.6 million in each of the fiscal years ended May 31, 2005, 2004, and 2003.
          Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at May 31, 2005:

Fiscal Year	Operating Leases
(Amounts in thousands)
2006	$481
2007	65
2008	2

Total minimum lease payments	$548

Other Commitments and Contingencies
(1)	In connection with the Company’s Preferred Provider Network license in Connecticut, the Company is required to maintain a performance bond during all applicable terms of the license. As such, the Company maintains a performance bond of $2,400,000 in compliance with this requirement. In addition, a contract with one existing client requires the Company to maintain two performance bonds totaling $330,000 throughout the contract term.

(2)	Related to the Company’s discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Management believes that the Company’s Fiscal 1998 and 1999 cost reports remain eligible for re-opening at some future date, in which case the intermediary may determine that additional amounts are due to or from Medicare.

(3)	The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company determined it needed to make a significant investment in its current information system or in a new information system that would better meet the Company’s future needs. As a result, the Company has entered into a Software License Maintenance and Services Agreement with Qualifacts Systems, Inc. (“Qualifacts”), a vendor that has provided the Company with an immediate, temporary solution to meet HIPAA compliance rules specific to the Electronic Health Care Transactions and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services and, additionally, to design a new, customized management information system that will enable the Company to continue to meet HIPAA requirements in the future. The Company expects to incur approximately $370,000 of costs to customize the Qualifacts system and activate the licenses needed for Qualifacts and other, related third-party software.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
(4)	The Company is actively marketing eye care memberships it acquired in November 2004. If the Company’s marketing plan fails with respect to these memberships, it may have to write off some or all of the $125,000 the Company paid to acquire them (see Note 7 – “Other Assets”). While management believes the Company’s marketing efforts will be successful, there can be no assurance the Company will sell a quantity of memberships at prices that will allow the Company to recover the $125,000 cost.

(5)	Effective August 1, 2005, the Company’s principal operating subsidiary, CBC, entered into a marketing agreement with Health Alliance Network, Inc. (“HAN”) whereas CBC has agreed to appoint HAN as its primary representative and marketing agent for commercial business (see Note 17(2) – “Subsequent Events”).
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 16 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

FISCAL 2005	Quarter Ended				Fiscal Year
	8/31/04	11/30/04	2/28/05	5/31/05	Total
	(Amounts in thousands, except per share data)
Operating revenues	$6,039	6,231	6,241	5,962	24,473

Gross profit	871	903	1,107	294 (a)	3,175

General and administrative expenses	702	727	846	803	3,078
Provision for (recovery of) doubtful accounts	(5)	1	(2)	2	(4)
Depreciation and amortization	24	23	24	25	96
Other expense	41	38	14	128 (b)	221

Income (loss) from continuing operations before income taxes	109	114	225	(664)	(216)
Income tax expense	18	11	13	10	52

Net income (loss) from continuing operations	$91	103	212	(674)	(268)

Basic income (loss) per common share	$0.02	0.02	0.04	(0.12)	(0.05)

Diluted income (loss) per common share	$0.02	0.02	0.04	(0.12)	(0.05)

Weighted Average Common Shares Outstanding — basic	4,682	4,691	4,794	5,566	4,935

Weighted Average Common Shares Outstanding — diluted	5,272	5,262	5,316	5,566	4,935

(a)	Includes an $88,000 expense reimbursement received from one former client.

(b)	Includes a loss on impairment of approximately $118,000 with respect to the Company’s marketable securities.

FISCAL 2004	Quarter Ended				Fiscal Year
	8/31/03	11/30/03	2/29/04	5/31/04	Total
	(Amounts in thousands, except per share data)
Operating revenues	$7,893	7,011	6,348	6,331	27,583

Gross profit	1,041	812	828	724	3,405

General and administrative expenses	908	970	799	708	3,385
Provision for (recovery of) doubtful accounts	(8)	(4)	(2)	7	(7)
Depreciation and amortization	27	28	27	25	107
Other expense	35	48	73	52	208

Income (loss) from continuing operations before income taxes	79	(230)	(69)	(68)	(288)
Income tax expense	17	3	9	73	102

Income (loss) from continuing operations	62	(233)	(78)	(141)	(390)
Loss from discontinued operations	(387)	—	—	—	(387)

Net loss	$(325)	(233)	(78)	(141)	(777)

Income (loss) per common share — basic:
Income (loss) from continuing operations	$0.02	(0.06)	(0.02)	(0.03)	(0.09)
Loss from discontinued operations	(0.10)	—	—	—	(0.09)

Net loss	$(0.08)	(0.06)	(0.02)	(0.03)	(0.18)

Income (loss) per common share — diluted:
Income (loss) from continuing operations	$0.01	(0.06)	(0.02)	(0.03)	(0.09)
Loss from discontinued operations	(0.08)	—	—	—	(0.09)

Net loss	$(0.07)	(0.06)	(0.02)	(0.03)	(0.18)

Weighted Average Common Shares Outstanding — basic	3,937	3,942	4,585	4,672	4,284

Weighted Average Common Shares Outstanding — diluted	4,725	3,942	4,585	4,672	4,284

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 17 — Subsequent Events
(1)	On June 14, 2005, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), the Company completed a private transaction for the sale of 14,400 shares of its Series A Convertible Preferred Stock, $50.00 par value (“Series A Shares”), to one investor for an aggregate of $3,600,000 in gross proceeds to the Company. The Company realized net cash proceeds of approximately $3.4 million thereby reducing its working capital deficiency and stockholders’ deficit each by approximately $3.4 million as a result of this transaction. The shares issued in connection with this private placement have not been registered and may be resold pursuant to Rule 144 under the general rules and regulations of the Securities Act of 1933 as amended assuming that all of the conditions and provisions of the rule are complied with. The earliest date that these shares would become eligible for resale without a registration statement would be June 14, 2006. Further, each share of the Series A Shares is convertible into 294.12 shares, or 4,235,328 shares, of the Company’s common stock, subject to anti-dilution and other customary adjustments. If the shares were converted into the Company’s common stock immediately after the closing of the transactions contemplated by the Securities Purchase Agreement, the common stock issuable upon such conversion would represent approximately 43% of the Company’s outstanding common stock, excluding exercises of any options or warrants outstanding at such time. Certain members of the Investor are non-management employees of the Company. The Securities Purchase Agreement also provides that the Company may require the Investor to purchase up to approximately 2.95 million shares of the Company’s common stock, subject to the Company attaining certain financial targets and satisfying other conditions.

(2)	On August 3, 2005, the Company’s principle operating subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”), entered into a marketing agreement (“Agreement”) with Health Alliance Network, Inc. (“HAN”) whereas CBC has agreed to appoint HAN as its primary representative and marketing agent for commercial business. Pursuant to the Agreement, HAN will receive a $15,000 monthly fee for its marketing services to CBC plus reimbursement of related travel expenses. HAN will receive three percent of the gross revenues received by CBC from commercial services agreements resulting from introductions made by HAN or its affiliates and approved by CBC. HAN will receive an additional payment with respect to those commercial services agreements exceeding certain pricing targets equal to fifty percent of the gross revenues exceeding such pricing target. Further, CBC will pay HAN a quarterly bonus of $9,000 or $21,000 if the Company achieves certain quarterly profit targets. The maximum payments to HAN, inclusive of all fees and bonuses, shall not exceed $1.0 million in any fiscal year. The Agreement is effective August 1, 2005 for an initial term of twenty-four (24) months and is automatically renewable for additional periods of twelve months each unless terminated by either party. Two of the shareholders of HAN are also part-time senior marketing employees of CBC and, additionally, they are each members of the investment group that recently acquired 14,400 shares of the Company’s Series A Shares (see Note 17(1) above).
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
(a)	On June 1, 2004, the Company dismissed Eisner LLP (“Eisner”) as its independent registered public accounting firm. The determination to dismiss Eisner was made by the Audit Committee of the Board of Directors of the Company and was prompted by economic considerations and, also, the Company’s desire to engage a firm with local presence. Eisner’s New York office had audited the Company’s consolidated financial statements for each of the two years ended May 31, 2003, and with respect to which had included in its reports a “going concern” uncertainty. These reports did not contain any adverse opinion, disclaimer of opinion, or qualification or modification as to audit scope or accounting principles. Since their retention as the Company’s independent registered public accounting firm and through June 1, 2004, there were no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Eisner’s satisfaction would have caused Eisner to make reference thereto in their report on the consolidated financial statements of the Company for such years. During the period of their retention there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

(b)	New Independent Registered Public Accounting Firm. On June 1, 2004, the Audit Committee of the Board of Directors of the Company appointed Kirkland, Russ, Murphy & Tapp P.A. (“KRMT”) to serve as its independent registered public accounting firm for the fiscal year ending May 31, 2004. In the years ended May 31, 2003 and 2002, the Company did not consult KRMT with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
Item 9b. OTHER INFORMATION
          Effective August 18, 2005, Dr. Howard A. Savin and Kye Hellmers resigned from the Company’s Board of Directors. Prior to resigning from the Board of Directors, Dr. Savin served on the Audit Committee of the Board of Directors. Dr. Savin and Mr. Hellmers have no disagreements with the Company or its management relating to the Company’s operations, policies or practices.
PART III
Item 10. Executive Officers and Directors of the Company
          The information required by this Item with respect to the directors and compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the headings “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on October 21, 2005.
          The information required by this Item with respect to our executive officers is incorporated herein by reference to our Proxy Statement.
          The information required by this Item with respect to our audit committee members and our audit committee financial expert is incorporated herein by reference from the information provided under the heading “Audit Committee” of our Proxy Statement.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
          The information required by this Item with respect to our code of business ethics is incorporated herein by reference from the information provided under the heading “Corporate Governance” of our Proxy Statement.
          The information required by this Item with respect to material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated herein by reference from the information provided under the heading “Procedures for Submitting Stockholder Proposals” of our Proxy Statement.
Item 11. EXECUTIVE COMPENSATION
          The information required by this Item is incorporated by reference from the information provided under the heading “Executive Compensation” of our Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes share and exercise price information with respect to the Company’s equity compensation plans (including individual compensation arrangements) under which equity securities of Comprehensive Care Corporation are authorized for issuance as of May 31, 2005:

			(c)
	(a)	(b)	Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by shareholders	1,343,956	$1.08	576,503
Equity compensation plans not approved by shareholders*	406,000	1.78	—

Total	1,749,956	$1.24	576,503

*Consists of 100,000 warrants to purchase common stock of the Company issued in prior fiscal years to three consultants for their services to     the Company, which included public and investor relations and web site development services. In addition, 306,000 warrants to purchase     common stock of the Company were issued to two consultants and two employees as compensation for introducing strategic business     partners to the Company. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging     from $1.09 to $5.00.
          Information required by this Item with respect to Stock Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the information provided under the heading “Security Ownership” of our Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The information relating to the employment agreements with executive officers, stock options, stay bonuses, stock grants, and other compensation required by this Item is incorporated by reference from the information provided under the heading “Executive Compensation” of our Proxy Statement. During the fiscal year ended May 31, 2005, two executive officers served on the Board of Directors of the Company and, also, on the Board of Directors for each of the Company’s wholly-owned subsidiary corporations.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The information required by this Item is incorporated by reference from the information provided under the heading “Independent Auditors” of our Proxy Statement.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements — Included in Part II of this report:
		Reports of Independent Registered Public Accounting Firms
		Consolidated Balance Sheets, May 31, 2005 and 2004
		Consolidated Statements of Operations, Years Ended May 31, 2005, 2004 and 2003
		Consolidated Statements of Stockholders’ Deficit, Years Ended May 31, 2005, 2004 and 2003
		Consolidated Statements of Cash Flows, Years Ended May 31, 2005, 2004 and 2003
		Notes to Consolidated Financial Statements

	2.	Consolidated Financial Statement Schedules: None.
          Other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
          3. Exhibits:

Number	Description and Reference
3.1	Restated Certificate of Incorporation as amended. (4)
3.2	Restated Bylaws as amended July 20, 2000. (8)
3.3	Bylaw amendment. (6)
3.4	Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock of Comprehensive Care Corporation. (6)
4.1	Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible Subordinated Debentures. (1)
4.2	Form of Common Stock Certificate. (14)
10.1	Form of Stock Option Agreement. *(2)
10.2	Form of Indemnity Agreement as amended March 24, 1994. *(3)
10.3	Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998. (9)
10.4	Amended and Restated Non-Employee Director’s Stock Option Plan. *(5)
10.5	Employment Agreement as amended February 7, 2003 between the Company and Robert J. Landis. *(7)
10.6	Employment Agreement amendment dated June 14, 2005 between the Company and Robert J. Landis. *(6)
10.7	Employment Agreement waiver dated June 14, 2005 between the Company and Robert J. Landis. *(6)
10.8	Employment Agreement as amended February 7, 2003 between the Company and Mary Jane Johnson. *(7)
10.9	Employment Agreement amendment dated June 14, 2005 between the Company and Mary Jane Johnson. *(6)
10.10	Employment Agreement waiver dated June 14, 2005 between the Company and Mary Jane Johnson.*(6)
10.11	Employment Agreement dated June 3, 2002 between the Company and Thomas C. Clay. *(10)
10.12	Comprehensive Care Corporation 2002 Incentive Plan as amended. (11)
10.13	Stock Purchase Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (6)
10.14	Registration Rights Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (6)
10.15	Marketing Agreement by and between the Company and Health Alliance Network, Inc. (15)
14	Code of Business Conduct and Ethics. (12)
16	Letter dated June 2, 2004 from Eisner LLP in concurrence with the Company’s statement made concerning Eisner LLP’s dismissal as the Company’s principal accountant. (13)
21	List of the Company’s active subsidiaries (filed herewith).
23.1	Consent of Kirkland, Russ, Murphy & Tapp P.A. (filed herewith).
23.2	Consent of Eisner LLP (filed herewith).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Number	Description and Reference
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1)	Filed as an exhibit to the Company’s Form S-3 Registration Statement No. 2-97160.

(2)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.

(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1994.

(4)	Filed as an exhibit to the Company’s Form 10-Q for the quarter ended February 28, 1995.

(5)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.

(6)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.

(7)	Filed as an exhibit to the Company’s Form 8-K dated February 7, 2003.

(8)	Filed as an exhibit to the Company’s Form 10-K for the Fiscal Year ended May 31, 2000.

(9)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.

(10)	Filed as an exhibit to the Company’s Form 8-K dated June 7, 2002.

(11)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

(12)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2003.

(13)	Filed as an exhibit to the Company’s Form 8-K, dated June 4, 2004.

(14)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.

(15)	Filed as an exhibit to the Company’s Form 8-K, dated August 3, 2005.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
SIGNATURES
          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 19, 2005.

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

Signature	Title	Date
/s/ MARY JANE JOHNSON Mary Jane Johnson	President, Chief Executive Officer, and Director	August 19, 2005
/s/ ROBERT J. LANDIS Robert J. Landis	Chairman of the Board of Directors, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	August 19, 2005
/s/ EUGENE L. FROELICH Eugene L. Froelich	Director	August 19, 2005
/s/ ROBERT PARKER Robert Parker	Director	August 19, 2005
/s/ DAVID P. SCHUSTER David P. Schuster	Director	August 19, 2005
/s/ BARRY A. STEIN Barry A. Stein	Director	August 19, 2005
/s/ PETER JESSE WALCOTT Peter Jesse Walcott	Director	August 19, 2005

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Exhibit Index
Fiscal Year Ended May 31, 2005

EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER
21	List of the Company’s subsidiaries	46
23.1	Consent of Kirkland, Russ, Murphy & Tapp P.A.	47
23.2	Consent of Eisner LLP	48
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	49
31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	50
32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	51
32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	52