Form 10-Q
period 2005-08-31
COMPREHENSIVE CARE CORP
filed 2005-10-14
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended August 31, 2005.

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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 10, 2005
Common Stock, par value $.01 per share	5,785,375

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	August 31,	May 31,
	2005	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,865	3,695
Restricted cash	502	—
Marketable securities	10	11
Accounts receivable, less allowance for doubtful accounts of $6 and $5, respectively	300	113
Accounts receivable — managed care reinsurance contract	491	372
Other current assets	529	481

Total current assets	7,697	4,672

Property and equipment, net	370	384
Goodwill, net	991	991
Restricted cash	73	72
Other assets	304	329

Total assets	9,435	6,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	1,436	1,310
Accrued claims payable	3,559	3,730
Accrued reinsurance claims payable	3,069	3,191
Income taxes payable	17	30

Total current liabilities	8,081	8,261

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	46	60

Total long-term liabilities	2,290	2,304

Total liabilities	10,371	10,565

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; issued and outstanding 14,400 and 0, respectively	720	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 5,785,377 and 5,582,547, respectively	58	56
Additional paid-in-capital	56,570	53,813
Accumulated deficit	(58,283)	(57,986)
Other comprehensive loss	(1)	—

Total stockholders’ deficit	(936)	(4,117)

Total liabilities and stockholders’ deficit	$9,435	6,448

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three months Ended
	August 31,
	2005	2004
Operating revenues	$6,301	6,039

Costs and expenses:
Healthcare operating expenses	5,718	5,168
General and administrative expenses	876	702
Recovery of doubtful accounts	(34)	(5)
Depreciation and amortization	22	24

	6,582	5,889

Operating (loss) income before items shown below	(281)	150
Other income (expense):
Interest income	12	2
Interest expense	(49)	(54)
Other non-operating income	32	11

(Loss) income from before income taxes	(286)	109
Income tax expense	11	18

Net (loss) income attributable to common stockholders	$(297)	91

Net (loss) income per common share — basic	$(0.05)	0.02

Net (loss) income per common share — diluted	$(0.05)	0.02

Weighted average common shares outstanding:
Basic	5,682	4,682

Diluted	5,682	5,272

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three months Ended
	August 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income from continuing operations	$(297)	91

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	22	24
Compensation expense — stock and stock options issued	12	2
Amortization of deferred revenue	(32)	—

Changes in assets and liabilities:
Accounts receivable, net	(187)	74
Accounts receivable — managed care reinsurance contract	(119)	105
Other current assets, restricted cash, and other assets	(514)	(52)
Accounts payable and accrued liabilities	199	(56)
Accrued claims payable	(171)	(410)
Accrued reinsurance claims payable	(122)	55
Income taxes payable	(13)	16
Other liabilities	—	(2)

Net cash used in continuing operations	(1,222)	(153)
Net cash used in discontinued operations	(41)	(36)

Net cash used in continuing and discontinued operations	(1,263)	(189)

Cash flows from investing activities:
Additions to property and equipment, net	(9)	(1)

Net cash used in investing activities	(9)	(1)

Cash flows from financing activities:
Proceeds from issuance of common stock and preferred stock	3,454	5
Repayment of long-term debt	(12)	(10)

Net cash provided by (used in) financing activities	3,442	(5)

Net increase (decrease) in cash and cash equivalents	2,170	(195)
Cash and cash equivalents at beginning of year	3,695	3,209

Cash and cash equivalents at end of period	$5,865	3,014

Supplemental disclosures of cash flow information:
Cash paid during the quarter for
Interest	$7	11

Income Taxes	$24	8

Noncash financing and investing activities
Property acquired under capital leases	$—	27

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 1 — Summary of Significant Accounting Policies
     The consolidated balance sheet as of August 31, 2005, and the related consolidated statements of operations and cash flows for the three months ended August 31, 2005 and 2004 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended August 31, 2005 are not necessarily indicative of the results to be expected during the balance of the fiscal year.
     The consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet at May 31, 2005 has been derived from the audited, consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. Notes to consolidated financial statements included in Form 10-K for the fiscal year ended May 31, 2005 are on file with the Securities and Exchange Commission and provide additional disclosures and a further description of accounting policies.
Restricted Cash
     At August 31, 2005, restricted cash consists of a $502,000 deposit required under the terms of a contract with one existing client, and a $73,000 deposit required in accordance with the Company’s Tampa office lease.
Revenue Recognition
     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company relies extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 95.5%, or $6.0 million, of revenue for the quarter ended August 31, 2005 and 87.9%, or $5.3 million, of revenue for the quarter ended August 31, 2004. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.
Healthcare Expense Recognition
     Healthcare operating expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported. See “Accrued Claims Payable” for a discussion of claims incurred but not yet reported. The Company contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a sub-capitated, a discounted fee-for-services, or a per-case basis. The Company determines that a member has received services when the Company receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. The Company then determines that the member is eligible to receive such services, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees. If all of these requirements are met, the claim is entered into the Company’s claims system for payment.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Accrued Claims Payable
     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of August 31, 2005 and May 31, 2005. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.
Premium Deficiencies
     The Company accrues losses under its capitated contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and the Company’s estimate of future cost increases.
     At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, the Company generally has the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, the Company will usually submit a request for a rate increase accompanied by supporting utilization data. Although the Company's clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in the Company's favor. If a rate increase is not granted, the Company has the ability terminate the contract and limit its risk to a short-term period.
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide — Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the quarter ended August 31, 2005, the Company did not have any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.
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
Stock Options
     The Company issues stock options to its employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder-approved stock option plans. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transitional Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under the Company’s employee stock options plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Three Months Ended August 31,
	2005	2004
	(in thousands except for
	per share information)
Net (loss) income, as reported	$(297)	$91
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects*	(59)	—

Pro forma net (loss) income	$(356)	$91

(Loss) income per common share:
Basic — as reported	$(0.05)	$0.02

Diluted — as reported	$(0.05)	$0.02

Basic — pro forma	$(0.06)	$0.02

Diluted — pro forma	$(0.06)	$0.02

*	No grants were issued during the quarter ended August 31, 2004.
Per Share Data
     In calculating basic (loss) income per share, net (loss) income is divided by the weighted average number of common shares outstanding for the period. Diluted (loss) income per share reflects the assumed exercise or conversion of all dilutive securities, such as options, warrants, and convertible debentures. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a net loss. The following table sets forth the computation of basic and diluted (loss) income per share in accordance with Statement No. 128, “Earnings Per Share” (amounts in thousands, except per share data):

	Three Months Ended
	August 31,
	2005	2004
Numerator:
Numerator for diluted (loss) income attributable to common stockholders	$(297)	91

Denominator:
Weighted average shares	5,682	4,682
Effect of dilutive securities:
Employee stock options	—	588
Warrants	—	2

Denominator for diluted (loss) income per share-adjusted weighted average shares after assumed exercises	5,682	5,272

(Loss) income per common share — basic	$(0.05)	0.02

(Loss) income per common share — diluted	$(0.05)	0.02

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, stock options, and warrants are as follows at August 31, 2005:

Convertible debentures(a)	12,377
Convertible preferred stock(b)	4,235,328
Outstanding stock options(c)	1,169,740
Outstanding warrants(d)	406,000
Possible future issuance under stock option plans	559,336

Total	6,382,781

(a) The debentures are convertible into 12,377 shares of common stock at a conversion price of $181.30 per share.

(b) The Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share.

(c) Options to purchase common stock of the Company have been issued to employees and non-employee Board of Director members with exercise prices ranging from $.25 to $4.00.

(d)    Warrants to purchase common stock of the Company have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging from $1.09 to $5.00.
Warrants
     The Company periodically issues warrants to purchase common stock as compensation for the services of consultants and marketing employees. During the fiscal year ended May 31, 2005, the Company issued 306,000 warrants to two consultants and two employees as compensation for introducing strategic business partners to the Company. Such partners were responsible for the infusion of approximately $776,000 in cash to the Company in February and March 2005 in a private placement of the Company’s common stock. All such warrants have five-year terms. Valuation using the Black-Scholes pricing model was based on the following information:

Number of warrants	306,000
Exercise price	$1.25
Volatility factor of the expected market price of the Company’s common stock	95.0%
Expected life of the warrants	3 years
Risk-free interest rate	3.9%
Dividend yield	0.0%
Warrant valuation (in thousands)	$234
     No warrants were issued during the quarters ended August 31, 2005 or August 31, 2004.
Note 2 — Liquidity
     During the quarter ended August 31, 2005, net cash used in continuing and discontinued operations amounted to $1.2 million and $41,000, respectively. In addition, $3.4 million was provided by financing activities, primarily from the sale of 14,400 shares of Series A Preferred Stock in June 2005.
     During the quarter ended August 31, 2005, the Company had an operating loss of $281,000 and a net loss of $297,000. As of August 31, 2005, the Company had a working capital deficiency of $384,000 and a stockholders’ deficit of $936,000. Effective June 14, 2005, the Company completed a sale of 14,400 shares of its Series A Preferred Stock to Woodcliff Healthcare Investment Partners, LLC (“Woodcliff”) for approximately $3.4 million in net cash proceeds to the Company. As a result, management believes the Company has sufficient working capital to sustain current operations and to meet the Company's current obligations during fiscal 2006 (including the additional installments toward the $170,000 that remains to be paid in connection with our new information system) without the need to raise additional equity or debt financing. Our new information system has total expected costs of approximately $370,000. Once implemented, this system will enable the Company to continue to meet HIPPA requirements, streamline the Company's entire clinical and claims functions, and offer service improvements to our participating providers (see Note 6(3)- "Commitments and Contingencies").

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 3 — Sources Of Revenue
     The Company’s revenue can be segregated into the following significant categories:

	Three Months Ended August 31,
	2005	2004
	(amounts in thousands)
Capitated contracts	$6,019	$5,311
Non-capitated contracts	282	728

Total	$6,301	$6,039

     Capitated revenues include contracts under which the Company assumes the financial risk for the costs of member behavioral healthcare services in exchange for a fixed, per member per month fee. For non-capitated contracts, the Company may manage behavioral healthcare programs or perform various managed care functions, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs.
Note 4 — Major Customers/Contracts
(1) The Company has one contract to provide behavioral healthcare services to Connecticut members under contract with one HMO. This agreement represented approximately 22.4%, or $1.4 million, and 19.9%, or $1.2 million of the Company’s operating revenue for the fiscal quarters ended August 31, 2005 and 2004, respectively. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program for the purpose of paying providers. During the fiscal quarters ended August 31, 2005 and 2004, the Company filed reinsurance claims totaling approximately $0.5 million and $0.6 million, respectively. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of August 31, 2005 and May 31, 2005, the Company has reported $3.1 and $3.2 million, respectively, as accrued reinsurance claims payable, with $0.5 and $0.4 million, respectively, reported as accounts receivable-managed care reinsurance contracts. In the event that the Company does not collect the amounts receivable related to reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. The difference between the reinsurance receivable amount and the reinsurance payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. For non-reinsurance claims incurred but not reported under this contract, the Company estimates its claims payable using a similar method as that used for other existing contracts. This HMO has been a customer since March 2001. The original contract term ended December 31, 2002 and, in accordance with its terms, has automatically renewed for three consecutive one-year periods, with the current term ending December 31, 2005. In October 2004, the Company submitted a bid to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) in connection with a contract that is expected to begin by October 1, 2005. On January 7, 2005, the Company was informed that another bidder was selected to negotiate this ASO contract. If the State of Connecticut is successful in their negotiations with the selected bidder and the State of Connecticut continues with the implementation of its ASO plans, the Company’s existing contract may be terminated sometime during the Company’s third quarter of fiscal 2006, which begins December 1, 2005.
(2) The Company has contracts with one HMO to provide behavioral healthcare services to contracted commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members in Texas. This business accounted for approximately 21.9%, or $1.4 million, and 20.9%, or $1.3 million, of the Company’s operating revenues during the fiscal quarters ended August 31, 2005 and 2004, respectively. This HMO has been a customer of the Company since November 1998. The original contract term was for one year and the contract provides for automatic one-year renewal terms.
In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 5 — Preferred Stock
     As of August 31, 2005, there are 4,340 remaining shares authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All outstanding shares were issued in June 2005 as a result of the sale of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds (see Management’s Discussion and Analysis of Financial Condition and Results of Operations). The Company is authorized to issue shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series.
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
(3) The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company determined it needed to make a significant investment in its current information system or in a new information system that would better meet the Company’s future needs. As a result, the Company has entered into a Software License Maintenance and Services Agreement with Qualifacts Systems, Inc. (“Qualifacts”), a vendor that has provided the Company with an immediate, temporary solution to meet HIPAA compliance rules specific to the Electronic Health Care Transactions and Code Sets Standards Model Compliance Plan with the Centers for Medicare and Medicaid Services and, additionally, to design a new, customized management information system that will enable the Company to continue to meet HIPAA requirements in the future. The Company expects to incur approximately $370,000 of costs to customize the Qualifacts system and activate the licenses needed for Qualifacts and other, related third-party software, of which $170,000 remains to be paid.
(4) The Company is actively marketing eye care memberships it acquired in November 2004. If the Company’s marketing plan is unsuccessful with respect to these memberships, it may have to write off some or all of the $125,000 the Company paid to acquire them. While management believes the Company’s marketing efforts will be successful, there can be no assurance the Company will sell a quantity of memberships at prices that will allow the Company to recover the $125,000 cost.
(5) Effective August 1, 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care (“CBC”), entered into a marketing agreement with Health Alliance Network, Inc. (“HAN”) whereas CBC has agreed to appoint HAN as its primary representative and marketing agent for commercial business (see Management’s Discussion and Analysis of Financial Condition and Results of Operations). Two shareholders of HAN are members of Woodcliff, the investor in our Series A Preferred Stock in June 2005.
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
OVERVIEW
GENERAL
     Comprehensive Care Corporation is a Delaware corporation organized in 1969. The Company, primarily through its wholly owned subsidiary, Comprehensive Behavioral Care, Inc., provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. We manage the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The customer base for our services includes both private and governmental entities. Our services are provided primarily by unrelated vendors on a subcontract basis.
     We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse to our clients’ members. Our arrangements with our clients fall into two broad categories: capitation arrangements, where our clients pay us a fixed fee per member, and fee-for-service and administrative service arrangements where we may manage behavioral healthcare programs or perform various managed care services. We derived 95.5% or $6.0 million of our revenues from capitation arrangements for the quarter ended August 31, 2005. Under capitation arrangements, we receive premiums from our clients based on the number of covered members as reported to us by our clients. The amount of premiums we receive for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.
     Our largest expense is the cost of behavioral health services that we provide, which is based primarily on our arrangements with healthcare providers. Our profitability depends on our ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums we receive under capitation arrangements. Providing services on a capitation basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to anticipate or control healthcare costs. Estimation of healthcare operating expense is our most significant critical accounting estimate. See “Management Discussion and Analyses of Financial Condition and Results of Operations — Critical Accounting Policies.”
     We currently depend, and expect to continue to depend in the near future, upon a relatively small number of customers for a significant percentage of our operating revenues. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations and financial condition. In the past, some of our customers have terminated their arrangements with us or have significantly reduced the amount of services requested from us. There can be no assurance that present or future customers will not terminate their arrangements with us or significantly reduce the amount of services requested from us. Any such termination of a relationship or reduction in use of our services would have a material adverse effect on our results of operations or financial condition (see Note 4 — “Major Customers/Contracts” to our unaudited, consolidated financial statements).
     In October 2004, we submitted a bid to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) in connection with a contract that was expected to begin by October 1, 2005. On January 7, 2005, the Company was informed that another bidder was selected to negotiate this ASO contract. If the

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
State of Connecticut is successful in their negotiations with the selected bidder and the State of Connecticut continues with the implementation of its ASO plans, the Company’s existing contract may be terminated sometime during the Company’s third quarter of fiscal 2006, which begins December 1, 2005. This contract represented approximately $1.4 million, or 22.4%, of our operating revenue for the fiscal quarter ended August 31, 2005.
RECENT DEVELOPMENTS
     On June 14, 2005, we issued to Woodcliff 14,400 shares of Series A Preferred Stock for a cash purchase price of $3.6 million. The Company realized net cash proceeds of approximately $3.4 million from this transaction, which reduced its working capital deficiency and stockholders’ deficit by the same amount. As of October 10, 2005, there were 5,785,375 shares of our Common Stock outstanding, plus outstanding options and warrants to purchase an additional 1,475,740 shares of Common Stock. As of October 10, 2005, our Series A Preferred Stock was convertible into 4,235,328 shares of our Common Stock representing approximately 42.3% of the shares of our Common Stock outstanding on such date, excluding the exercise of options and warrants issued and outstanding at such time. In addition, a majority of the members of our board of directors were designated by the holder of our Series A Preferred Stock. Effective August 1, 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc., entered into a marketing agreement with Health Alliance Network, Inc. whereas CBC has agreed to appoint HAN as its primary representative and marketing agent for commercial business. Two shareholders of HAN are also members of Woodcliff, the investor in our Series A Preferred Stock.
Results of Operations
     For the quarter ended August 31, 2005, the Company reported a net loss of $297,000, or $0.05 loss per share (basic and diluted). In comparison, the Company reported net income of $91,000, or $0.02 earnings per share (basic and diluted), for the quarter ended August 31, 2004.
     The following tables summarize the Company’s operating results from continuing operations for the three months ended August 31, 2005 and 2004 (in thousands):

	Three Months Ended
	August 31,
	2005	2004
Operating revenues:
Capitated contracts	$6,019	5,311
Non-capitated sources	282	728

Total operating revenues	6,301	6,039

Operating expenses:
Healthcare operating expenses:
Claims expense (1)	4,600	3,904
Other healthcare operating expenses (1)	1,118	1,264

Total healthcare operating expense	5,818	5,168
General and administrative expenses	876	702
Other operating (revenues) expenses	(12)	19

Total operating expenses	6,582	5,889

Operating (loss) income	$(281)	150

(1) Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
     The Company reported an operating loss of $281,000 and a net loss of $297,000, or $0.05 loss per share (basic and diluted), for the quarter ended August 31, 2005 primarily due to higher than expected utilization costs. This compares to operating income of $150,000 and net income of $91,000, or $0.02 per share (basic and diluted), for the quarter ended August 31, 2004. Operating revenues from capitated contracts increased 13.3%, or approximately $0.7 million, to $6.0 million for the quarter ended August 31, 2005 compared to $5.3 million for the quarter ended August 31, 2004. The increase is primarily attributable to the addition of a new client in Pennsylvania and increased business from existing customers in Indiana and Connecticut. Revenue from non-capitated sources decreased 61.3%

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
or approximately $446,000, to $282,000 for the quarter ended August 31, 2005, compared to $728,000 for the quarter ended August 31, 2004. The reduction is due to the loss of one client in Michigan and one customer in Texas.
     Claims expense on capitated contracts increased approximately $0.7 million or 17.8% for the three months ended August 31, 2005 as compared to the three months ended August 31, 2004 due to higher capitated revenues and increased utilization of covered services. Claims expense as a percentage of capitated revenues increased 2.9% from 73.5% for the three months ended August 31, 2004 to 76.4% for the three months ended August 31, 2005 due to increased utilization of covered services primarily in Indiana and Connecticut. Other healthcare expenses, attributable to servicing both capitated contracts and non-capitated contracts, decreased 11.6% or approximately $146,000 due primarily to workforce reductions in response to the aforementioned decrease in non-capitated revenues in Michigan and Texas.
     General and administrative expenses increased by approximately $174,000, or 24.8%, for the quarter ended August 31, 2005 as compared to the quarter ended August 31, 2004. Approximately $69,000 of the increase is attributable to indirect costs of the June 2005 sale of Series A Preferred Stock, which do not qualify to be deducted against the proceeds from the issuance. The remainder of the increase in general and administrative expense is primarily attributable to the cost of marketing consultants engaged to obtain commercial business for the Company (see Note 6 (5) "Commitments and Contingencies" to our unaudited, consolidated financial statements). General and administrative expense as a percentage of operating revenue increased from 11.6% for the quarter ended August 31, 2004 to 13.9% for the quarter ended August 31, 2005.
Seasonality of Business
     For our fiscal quarter ended August 31, 2005, we experienced higher than expected utilization costs as compared to the first quarter in the previous two fiscal years. Historically, we have experienced low utilization during our first fiscal quarter, which comprises the months of June, July, and August, and increased utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter. We have attempted to address these high first quarter utilization costs through rate increases with certain of our clients. We cannot assure you, however, that we will not continue to experience increased utilization costs in subsequent quarters.
Concentration of Risk
     We currently have contracts with seven health plans to provide behavioral healthcare services under commercial, Medicaid, and CHIP plans. These combined contracts represent approximately 82.5% and 78.3% of our operating revenue for the fiscal quarters ended August 31, 2005 and August 31, 2004, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, could negatively affect the financial condition of the Company.
Liquidity and Capital Resources
     During the quarter ended August 31, 2005, net cash used in continuing and discontinued operations amounted to $1.2 million and $41,000, respectively. In addition, $3.4 million was provided by financing activities, primarily from the issuance of Series A Preferred Stock in a private placement transaction completed in June 2005.
     During the quarter ended August 31, 2005, we had an operating loss of $281,000 and a net loss of $297,000. As of August 31, 2005, the Company had a working capital deficiency of $384,000 and a stockholders’ deficit of $936,000. On June 14, 2005, the Company completed the sale of 14,400 shares of its Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds to the Company. As a result, we believe we have sufficient working capital to sustain current operations and to meet our current obligations during our 2006 fiscal year (including the additional installments toward the $170,000 that remains to be paid in connections with our new information system) without the need to raise additional equity or debt financing. Working capital needs in our 2007 fiscal year and thereafter are expected to be met by cash generated from continuing operations.
     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $3.6 million claims payable amount reported as of August 31, 2005.
     In October 2004, we submitted a bid to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) in connection with a contract that was expected to begin by October 1, 2005. On January 7, 2005, the Company was informed that another bidder was selected to negotiate this ASO contract. If the State of Connecticut is successful in their negotiations with the selected bidder and the State of Connecticut continues with the implementation of its ASO plans, the Company’s existing contract may be terminated sometime during the Company’s third quarter of fiscal 2006, which begins December 1, 2005. This contract represented approximately $1.4 million, or 22.4%, of our operating revenue for the fiscal quarter ended August 31, 2005.
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
     We believe our accounting policies specific to our revenue recognition, accrued claims payable and claims expense, marketable securities, and goodwill involve our most significant judgments and estimates that are material to our consolidated financial statements.
Revenue Recognition
     We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs. Revenue under the vast majority of these agreements is earned and recognized monthly based on the number of covered members as reported to us by our clients regardless of whether services actually provided are lesser or greater than anticipated when we entered into such contracts (generally referred to as capitation arrangements). The information regarding the number of covered members is supplied by the Company’s clients and the Company relies extensively on the accuracy of this information when calculating the amount of revenue to be recognized. Consequently, the vast majority of the Company’s revenue is determined by the monthly receipt of covered member information and the associated payment from the client, thereby removing uncertainty and precluding the Company from needing to make assumptions to estimate monthly revenue amounts.
     We may experience adjustments to our revenues to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized. Subsequent adjustments to the Company’s revenue have not been material.
Accrued Claims Payable and Claims Expense
     Healthcare operating expenses are composed of claims expense and other healthcare expenses. Claims expense includes amounts paid to hospitals, physician groups and other managed care organizations under capitated contracts. Other healthcare expenses include items such as information systems, case management and quality assurance, attributable to both capitated and non-capitated contracts.
     The cost of behavioral health services is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR(as defined below). The Company contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a sub-capitated, a discounted fee-for-services, or a per-case basis. The Company determines that a member has received services when the Company receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. The Company then determines whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of our employees. If all of these requirements are met, the

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
claim is entered into the Company’s claims system for payment and the associated cost of behavioral health services is recognized.
     Accrued claims payable consists primarily of reserves established for reported claims and claims incurred but not yet reported (“IBNR”), which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. The actuarial model primarily uses past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality in deriving a range of estimates. The accrued claims payable ranges were between $3.4 and $3.8 million at August 31, 2005 and between $3.5 and $3.8 million at May 31, 2005. To determine the best estimates, management reviews utilization statistics, authorized healthcare service data, calculated completion factors and other data available at and subsequent to the balance sheet dates. The best estimate at August 31, 2005 was $3.6 million and at May 31, 2005, $3.7 million. The Company has used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each fiscal quarter-end.
     Accrued claims payable at August 31, 2005 and May 31, 2005 comprises approximately $1.3 million and, $1.8 million, respectively, of submitted and approved claims which had not yet been paid, and $2.3 million and, $1.9 million for IBNR claims, respectively.
     Many aspects of our business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment. Actual claims incurred could differ from the estimated claims payable amount presented. The following are factors that would have an impact on future operations and financial condition of the Company:
•	Changes in utilization patterns

•	Changes in healthcare costs

•	Changes in claims submission timeframes by providers

•	Success in renegotiating contracts with healthcare providers

•	Occurrence of catastrophes

•	Changes in benefit plan design
     A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at August 31, 2005, could increase our claims expense for the fiscal quarter ended August 31, 2005 by approximately $93,000 and decrease our earnings per share by $0.02 per diluted share as illustrated in the table below:
          Change in Healthcare Costs:

(Decrease)
(Decrease)	Increase
Increase	In Claims Expense
(5%)	($95,000)
5%	$93,000
Premium Deficiencies
     The Company accrues losses under its capitated contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and the Company’s estimate of future cost increases.
     At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, the Company generally has the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, the Company will usually submit a request for a rate increase accompanied by supporting utilization data. Although the Company's clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in the Company's favor. If a rate increase is not granted, the Company has the ability terminate the contract and limit its risk to a short-term period.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide — Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the quarter ended August 31, 2005, the Company did not have any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.
Marketable Securities
     In assessing the carrying value of a marketable security classified as “available for sale” where the security’s market value is less than its carrying value, we will make a determination if the decline is “other than temporary” by considering:
•	The financial condition of the issuer.

•	The length of time the investment has been in a continuous unrealized position.

•	The Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery.
Goodwill
     The Company evaluates at least annually the amount of its recorded goodwill by performing an impairment test that compares the carrying amount to an estimated fair value. In estimating the fair value, management makes its best assumptions regarding future cash flows and a discount rate to be applied to the cash flows to yield a present, fair value of equity. As a result of such tests, management believes there is no material risk of loss from impairment of goodwill. However, actual results may differ significantly from management’s assumptions, resulting in potentially adverse impact to the Company’s financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     While we currently have market risk sensitive instruments, we have no significant exposure to changing interest rates as the interest rate on our long-term debt is fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes and our investments are generally limited to cash deposits.
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II — OTHER INFORMATION
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the quarter ended August 31, 2005, the Company issued an aggregate of 12,000 shares of its common stock in exchange for marketing or consulting services provided to the Company by two vendors who received shares of the Company’s common stock in lieu of an aggregate of $24,000 of cash compensation. Of the total 12,000 shares issued during the quarter, we issued 3,000 shares on June 27, 2005, 4,000 shares on June 29, 2005, and 5,000 shares on August 25, 2005. The foregoing sales of securities were made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a “public offering.”
     Effective June 14, 2005, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), the Company completed a private transaction for the sale of 14,400 shares of its Series A Preferred Stock, $50.00 par value, to Woodcliff for an aggregate of $3,600,000 in gross proceeds to the Company. The foregoing sale of securities was made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a “public offering” and Rule 506 of Regulation D promulgated under such section. Each share of the Series A Preferred Stock is convertible at any time into 294.12 shares of the Company’s common stock, subject to anti-dilution and other customary adjustments.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20
31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21
32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22
32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

October 14, 2005
	By	/s/ MARY JANE JOHNSON

Mary Jane Johnson
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS

Robert J. Landis
Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)