Form 10-Q
period 2005-11-30
COMPREHENSIVE CARE CORP
filed 2006-01-12
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended November 30, 2005.

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
Yes  ☐  No  ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Classes	Outstanding at January 6, 2006

Common Stock, par value $.01 per share	5,851,374

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
PART I. — FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	November 30,	May 31,
	2005	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,165	$3,695
Restricted cash	506	—
Marketable securities	10	11
Accounts receivable, less allowance for doubtful accounts of $4 and $5, respectively	92	113
Accounts receivable — managed care reinsurance contract	436	372
Other current assets	448	481

Total current assets	7,657	4,672

Property and equipment, net	350	384
Goodwill, net	991	991
Restricted cash	73	72
Other assets	222	329

Total assets	$9,293	$6,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$945	$1,310
Accrued claims payable	3,775	3,730
Accrued reinsurance claims payable	3,072	3,191
Income taxes payable	33	30

Total current liabilities	7,825	8,261

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	33	60

Total long-term liabilities	2,277	2,304

Total liabilities	10,102	10,565

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; issued and outstanding 14,400 and 0, respectively	720	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 5,850,375 and 5,582,547, respectively	59	56
Additional paid-in capital	56,596	53,813
Accumulated deficit	(58,175)	(57,986)
Other comprehensive loss	(9)	—

Total stockholders’ deficit	(809)	(4,117)

Total liabilities and stockholders’ deficit	$9,293	$6,448

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Operating revenues	$6,756	$6,231	$13,057	$12,270

Costs and expenses:
Healthcare operating expenses	5,777	5,328	11,495	10,496
General and administrative expenses	829	727	1,705	1,429
(Recovery of) provision for doubtful accounts	(2)	1	(36)	(4)
Depreciation and amortization	22	23	44	47

	6,626	6,079	13,208	11,968

Operating income (loss) before items shown below	130	152	(151)	302

Other income (expense):
Interest income	16	3	28	5
Interest expense	(45)	(52)	(94)	(106)
Other non-operating income	24	11	56	22

Income (loss) before income taxes	125	114	(161)	223
Income tax expense	17	11	28	29

Net income (loss) attributable to common stockholders	$108	$103	$(189)	$194

Income (loss) per common share — basic	$0.02	$0.02	$(0.03)	$0.04

Income (loss) per common share – diluted	$0.01	$0.02	$(0.03)	$0.04

Weighted average common shares outstanding:

Basic	5,815	4,691	5,748	4,687

Diluted	10,591	5,262	5,748	5,268

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	November 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income from continuing operations	$(189)	$194

Adjustments to reconcile net loss (income) from continuing operations to net cash used in operating activities:
Depreciation and amortization	44	47
Compensation expense – stock, stock options and warrants issued	24	23
Amortization of deferred revenue	(54)	(11)

Changes in assets and liabilities:
Accounts receivable, net	21	2
Accounts receivable — managed care reinsurance contract	(64)	(172)
Other current assets, restricted funds, and other non-current assets	(368)	(79)
Accounts payable and accrued liabilities	(263)	(288)
Accrued claims payable	45	(315)
Accrued reinsurance claims payable	(119)	207
Income taxes payable	3	18
Other liabilities	—	(1)

Net cash used in continuing operations	(920)	(375)
Net cash used in discontinued operations	(55)	(73)

Net cash used in continuing and discontinued operations	(975)	(448)

Cash flows from investing activities:
Additions to property and equipment, net	(10)	(14)

Net cash used in investing activities	(10)	(14)

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	3,481	6
Repayment of long-term debt	(26)	(24)

Net cash provided by (used in) financing activities	3,455	(18)

Net increase (decrease) in cash and cash equivalents	2,470	(480)
Cash and cash equivalents at beginning of period	3,695	3,209

Cash and cash equivalents at end of period	$6,165	$2,729

Supplemental disclosures of cash flow information:
Cash paid during the six-month period for:
Interest	$95	$107

Income taxes	$25	$19

Non-cash operating, financing and investing activities:
Securities received through consulting agreement, net of other comprehensive loss	$4	$78

Property acquired under capital leases	$—	$27

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 1 – Summary of Significant Accounting Policies
     The consolidated balance sheet as of November 30, 2005, and the related consolidated statements of operations and cash flows for the six months ended November 30, 2005 and 2004 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended November 30, 2005 are not necessarily indicative of the results to be expected during the balance of the fiscal year.
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
Marketable Securities
     The Company’s marketable securities are classified as “available for sale,” and accordingly are reflected in the consolidated balance sheet at fair market value, with the unrealized loss included as other comprehensive loss within stockholders’ deficit.
Restricted Cash
     At November 30, 2005, restricted cash consists of a $506,000 deposit required under the terms of a contract with one existing client, and a $73,000 deposit required in accordance with the Company’s Tampa office lease.
Revenue Recognition
     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company relies extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 95.6%, or $12.5 million, of revenue for the six months ended November 30, 2005 and 88.1%, or $10.8 million, of revenue for the six months ended November 30, 2004. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Accrued Claims Payable
     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of November 30, 2005 and May 31, 2005. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.
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
     At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, the Company generally has the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, the Company will usually submit a request for a rate increase accompanied by supporting utilization data. Although historically the Company’s clients have been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in the Company’s favor. If a rate increase is not granted, the Company has the ability to terminate the contract as described above and limit its risk to a short-term period.
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the six months ended November 30, 2005, the Company did not have any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.
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
Stock Options
     The Company issues stock options to its employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder-approved stock option plans. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transitional Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the Company’s employee stock options plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	11/30/05	11/30/04	11/30/05	11/30/04
	(in thousands except for per share information)
Net income (loss), as reported	$108	$103	$(189)	$194
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(189)	(54)	(248)	(54)

Pro forma net (loss) income	$(81)	$49	$(437)	$140

Income (loss) per common share:
Basic – as reported	$0.02	$0.02	$(0.03)	$0.04

Diluted – as reported	$0.01	$0.02	$(0.03)	$0.04

Basic – pro forma	$(0.01)	$0.01	$(0.08)	$0.03

Diluted – pro forma	$(0.01)	$0.01	$(0.08)	$0.03

Per Share Data
     In calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed exercise or conversion of all dilutive securities, such as options, warrants, and convertible debentures. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a net loss. The following table sets forth the computation of basic and diluted income (loss) per share in accordance with Statement No. 128, Earnings Per Share: (amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004
Numerator:
Numerator for diluted income (loss) attributable to common stockholders	$108	$103	$(189)	$194

Denominator:
Weighted average shares	5,815	4,691	5,748	4,687
Effect of dilutive securities:
Warrants	89	2	—	2
Employee stock options	452	569	—	579
Convertible preferred stock	4,235	—	—	—

Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed conversions	10,591	5,262	5,748	5,268

Income (loss) per share- basic	$0.02	$0.02	$(0.03)	$0.04

Income (loss) per share- diluted	$0.01	$0.02	$(0.03)	$0.04

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, stock options, and warrants are as follows at November 30, 2005:

Convertible debentures(a)	12,377
Convertible preferred stock(b)	4,235,328
Outstanding stock options(c)	1,132,406
Outstanding warrants(d)	406,000
Possible future issuance under stock option plans	529,670

Total	6,315,781

(a)	The debentures are convertible into 12,377 shares of common stock at a conversion price of $181.30 per share.

(b)	The Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share.

(c)	Options to purchase common stock of the Company have been issued to employees and non-employee Board of Director members with exercise prices ranging from $0.25 to $4.00.

(d)	Warrants to purchase common stock of the Company have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging from $1.09 to $5.00.
Note 2 — Liquidity
     During the six months ended November 30, 2005, net cash used in continuing and discontinued operations amounted to $920,000 and $55,000, respectively. In addition, $3.5 million was provided by financing activities, primarily from the sale of 14,400 shares of Series A Preferred Stock in June 2005.
     During the six months ended November 30, 2005 the Company incurred an operating loss of $151,000 and a net loss of $189,000. As of November 30, 2005, the Company had a working capital deficiency of $168,000 and a stockholders’ deficit of $809,000. Effective June 14, 2005, the Company completed a sale of 14,400 shares of its Series A Preferred Stock to Woodcliff Healthcare Investment Partners, LLC (“Woodcliff”) for approximately $3.4 million in net cash proceeds to the Company. As a result, management believes the Company has sufficient working capital to sustain current operations and to meet the Company’s current obligations during fiscal 2006 (including the additional installments toward the $170,000 that remains to be paid in connection with our new information system) without the need to raise additional equity or debt financing. Our new information system has total expected costs of approximately $370,000. Once implemented, this system will enable the Company to continue to meet HIPAA requirements, streamline the Company’s entire clinical and claims functions, and offer service improvements to our participating providers (see Note 7 (3) Commitments and Contingencies).
Note 3 — Total Comprehensive Income (Loss)
     Total comprehensive income (loss), defined as net income (loss) adjusted for the unrealized holding losses on available-for-sale securities, is as follows: (amounts in thousands)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	11/30/05	11/30/04	11/30/05	11/30/04
Net income (loss)	$108	$103	$(189)	$194
Other comprehensive loss:
Unrealized holding loss	(7)	(51)	(9)	(51)

Total comprehensive income (loss)	$101	$52	$(198)	$143

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 4 — Sources Of Revenue
     The Company’s revenue can be segregated into the following significant categories: (amounts in thousands)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	11/30/05	11/30/04	11/30/05	11/30/04
Capitated contracts	$6,458	$5,492	$12,477	$10,803
Non-capitated contracts	298	739	580	1,467

Total	$6,756	$6,231	$13,057	$12,270

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
Note 5 — Major Customers/Contracts
(1) The Company has one contract to provide capitated behavioral healthcare services to Connecticut members under contract with one HMO. This agreement represented approximately 21.9%, or $2.9 million, and 20.9%, or $2.6 million, of the Company’s operating revenue for the six months ended November 30, 2005 and 2004, respectively. Additionally, this contract provides that the Company, through its contract with this HMO, receives additional funds directly from a state reinsurance program for the purpose of paying providers. During the six months ended November 30, 2005 and 2004, the Company filed reinsurance claims totaling approximately $1.0 million and $1.8 million, respectively. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of November 30, 2005 and May 31, 2005, the Company has reported $0.4 million as accounts receivable–managed care reinsurance contracts, with $3.1 million and $3.2 million, respectively, reported as accrued reinsurance claims payable in the accompanying balance sheet. In the event that the Company does not collect the amounts receivable related to reinsurance amounts, the Company could remain liable for the costs of the specific services provided to members that qualify for such reimbursements. The difference between the reinsurance receivable amount and the reinsurance payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If there is no appeal received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. Accrued amounts for non-reinsurance claims incurred but not yet reported are estimated using methods similar to that used for other existing contracts, and totaled approximately $1.2 million as of November 30, 2005. This HMO has been a customer since March 2001. The original contract term ended December 31, 2002 and, in accordance with its terms, automatically renews for consecutive one-year periods, with the most recent term having ended December 31, 2005. For the 2006 contract year, the State of Connecticut requested bids for an administrative services only (“ASO”) contract, for which the Company submitted a bid but was not selected. Although we have not received any written notice from our Connecticut HMO client terminating our contract with it, we have ceased providing services and consider the contract to have ended December 31, 2005.
(2) The Company has contracts with one HMO to provide capitated behavioral healthcare services to contracted commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members in Texas. This business accounted for approximately 21.2%, or $2.8 million, and 21.0%, or $2.6 million, of the Company’s operating revenues during the six months ended November 30, 2005 and 2004, respectively. This HMO has been a customer of the Company since November 1998. The original contract term was for one year and the contract provides for automatic one-year renewal terms.
In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 6 — Preferred Stock
     As of November 30, 2005, there are 4,340 remaining shares authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All outstanding shares were issued in June 2005 as a result of the sale of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds (see Management’s Discussion and Analysis of Financial Condition and Results of Operations). The Company is authorized to issue shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series.
Note 7 — Commitments and Contingencies
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
          In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, statements concerning the Company’s anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which Comprehensive Care Corporation (“CompCare” or the “Company”) operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, the profitability of our capitated contracts, cost of care, seasonality, and other risks detailed herein and from time to time in the Company’s SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of CompCare appearing elsewhere herein.
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
          We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse to our clients’ members. Our arrangements with our clients fall into two broad categories: capitation arrangements, where our clients pay us a fixed fee per member, and fee-for-service and administrative service arrangements where we may manage behavioral healthcare programs or perform various managed care services. We derived 95.6% or $12.5 million of our revenues from capitation arrangements for the six months ended November 30, 2005. Under capitation arrangements, we receive premiums from our clients based on the number of covered members as reported to us by our clients. The amount of premiums we receive for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.
          Our largest expense is the cost of behavioral health services that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating expenses based on an increase in the number and frequency of our members seeking behavioral care services, our profitability depends on our ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums we receive under capitation arrangements. Providing services on a capitation basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to anticipate or control healthcare costs. Estimation of healthcare operating expense is our most significant critical accounting estimate. See “Management Discussion and Analyses of Financial Condition and Results of Operations — Critical Accounting Policies.”
          We currently depend, and expect to continue to depend in the near future, upon a relatively small number of customers for a significant percentage of our operating revenues. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations and financial condition. In the past, some of our customers have terminated their arrangements with us or have significantly reduced the amount of services requested from us. There can be no assurance that present or future customers will not terminate their arrangements with us or significantly reduce the amount of services requested from us. Any such termination of a relationship or reduction in use of our services would have a material adverse effect on our results of operations or financial condition (see Note 5 — “Major Customers/Contracts” to the unaudited, consolidated financial statements).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
RECENT DEVELOPMENTS
     As previously disclosed in our filings with the Securities and Exchange Commission, in October 2004, we submitted a bid to the State of Connecticut in response to its request for proposal for administrative services only (“ASO”) for a member population then managed by the Company under a capitated arrangement with a Connecticut HMO. We were informed by the State of Connecticut on January 7, 2005, that the State chose to negotiate with a bidder other than CompCare to provide ASO to the State of Connecticut. Although we have not received any written notice from our Connecticut HMO client terminating our contract with it, we have ceased providing services and consider the contract to have ended December 31, 2005. The contract with our Connecticut HMO client represented approximately $2.9 million, or 21.9%, of our operating revenue for the six months ended November 30, 2005 and approximately $5.3 million, or 21.6%, of our operating revenue for the fiscal year ended May 31, 2005. The Company has undertaken efforts to prepare for the loss of this contract, including taking steps to reduce the internal costs and infrastructure associated with this contract as well as enhancing efforts to obtain new business.
Results of Operations
     For the six months ended November 30, 2005, the Company reported an operating loss of $151,000, or $0.03 per share (basic and diluted) and a net loss of $189,000, or $0.03 loss per share (basic and diluted). In comparison, the Company reported income from continuing operations of $302,000, or $0.06 per share (basic and diluted), and net income of $194,000, or $0.04 per share (basic and diluted), for the six months ended November 30, 2004.
     The following tables summarize the Company’s operating results from continuing operations for the three and six-month periods ended November 30, 2005 and 2004 (in thousands):
The Three Months Ended November 30, 2005 Compared to the Three Months Ended November 30, 2004:

	Three Months Ended
	November 30,
	2005	2004
Operating revenues:
Capitated contracts	$6,458	5,492
Non-capitated sources	298	739

Total operating revenues	6,756	6,231

Operating expenses:
Healthcare operating expenses:
Claims expense (1)	4,660	4,025
Other healthcare operating expenses (1)	1,117	1,303

Total healthcare operating expense	5,777	5,328
General and administrative expenses	829	727
Other operating expenses, net	20	24

Total operating expenses	6,626	6,079

Operating income	$130	152

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
          The Company reported operating income of $130,000 and net income of $108,000, or $0.02 earnings per basic share and $0.01 per diluted share, for the quarter ended November 30, 2005 compared to an operating income of $152,000 and net income of $103,000, or $0.02 earnings per share (basic and diluted), for the quarter ended November 30, 2004. Operating revenues from capitated contracts increased 17.6%, or approximately $966,000, to $6.5 million for the quarter ended November 30, 2005 compared to $5.5 million for the quarter ended November 30, 2004. This increase is primarily attributable to one new major customer in Pennsylvania and additional business from existing clients in Connecticut and Indiana. Revenue from non-capitated sources declined 59.7% or approximately $441,000 to $298,000 for the three months ended November 30, 2005, compared to $739,000 for the three months ended November 30, 2004. The decrease is due to the loss of a management services only customer in Michigan and an ASO client in Texas.
          Claims expense on capitated contracts increased approximately $635,000 or 15.8% for the quarter ended November 30, 2005 as compared to the quarter ended November 30, 2004 due to higher capitated revenues. Claims

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
expense as a percentage of capitated revenues decreased from 73.3% for the three months ended November 30, 2004 to 72.2% for the three months ended November 30, 2004 due to a lower utilization rate during the period. Other healthcare operating expenses, attributable to servicing both capitated and non-capitated contracts, decreased 14.3% or approximately $186,000 due to workforce reductions in response to the aforementioned decrease in non-capitated revenues in Michigan and Texas.
          General and administrative expenses increased by $102,000, or 14.0%, for the quarter ended November 30, 2005 as compared to the quarter ended November 30, 2004. This increase is primarily attributable to legal expenses in connection with the Company’s October 2005 Annual Meeting and proxy statements, which was required to be held at such time pursuant to the Company’s agreement relating to the sale of its Series A Preferred Stock, as well as costs associated with increased efforts to obtain additional commercial business (see Note 7 (5) Commitments and Contingencies). General and administrative expense as a percentage of operating revenue increased from 11.7% for the three months ended November 30, 2004 to 12.3% for the three months ended November 30, 2005.
The Six Months Ended November 30, 2005 Compared to the Six Months Ended November 30, 2004:

	Six Months Ended
	November 30,
	2005	2004
Operating revenues:
Capitated contracts	$12,477	10,803
Non-capitated sources	580	1,467

Total operating revenues	13,057	12,270

Operating expenses:
Healthcare operating expenses:
Claims expense (1)	9,260	7,929
Other healthcare operating expenses (1)	2,235	2,567

Total healthcare operating expense	11,495	10,496
General and administrative expenses	1,705	1,429
Other operating expenses, net	8	43

Total operating expenses	13,208	11,968

Operating (loss) income	$(151)	302

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
          The Company reported an operating loss of $151,000 and a net loss of $189,000, or $0.03 loss per share (basic and diluted), for the six months ended November 30, 2005 compared to an operating income of $302,000 and a net income of $194,000, or $0.04 earnings per share (basic and diluted), for the six months ended November 30, 2004. Capitated contract revenues increased 15.5%, or approximately $1.7 million, to approximately $12.5 million for the six months ended November 30, 2005 compared to $10.8 million for the six months ended November 30, 2004. This increase is primarily attributable to one new major customer in Pennsylvania and increased revenue from existing clients in Connecticut and Indiana. Non-capitated revenue declined 60.5%, or approximately $0.9 million, to approximately $0.6 million for the six months ended November 30, 2005, compared to approximately $1.5 million for the same period of fiscal 2004. The decrease is attributable to the loss of a management services only customer in Michigan and an ASO client in Texas.
          Claims expense on capitated contracts increased approximately $1.3 million or 16.8% for the six months ended November 30, 2005 as compared to the six months ended November 30, 2004 due to higher capitated revenues and increased utilization of covered services. Claims expense as a percentage of capitated revenues increased 0.8% from 73.4% for the six months ended November 30, 2004 to 74.2% for the six months ended November 30, 2005 due to a higher rate of utilization of covered services. Other healthcare expenses, which are incurred to service both capitated and non-capitated contracts, decreased approximately $332,000, or 12.9%, due to staff reductions in response to the loss of non-capitated revenues in Michigan and Texas.
          General and administrative expenses increased by $276,000, or 19.3%, for the six months ended November 30, 2005 as compared to the six months ended November 30, 2004. This increase is primarily attributable to indirect costs of the June 2005 sale of Series A Preferred Stock not qualifying for offset against the proceeds of the issuance,

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
increased costs for marketing consultants engaged to obtain additional commercial business, and legal expenses in conjunction with the Company’s October 2005 Annual Meeting and proxy statements. General and administrative expense as a percentage of operating revenue increased from 11.6% for the six months ended November 30, 2004 to 13.1% for the six months ended November 30, 2005.
Seasonality of Business
          During the six months ended November 30, 2005, we experienced higher than expected utilization costs as compared to the first six months of the previous two fiscal years. Historically, we have experienced low utilization during our first fiscal quarter, which comprises the months of June, July, and August, and increased utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter. During the first quarter of our 2006 fiscal year, we experienced higher than expected utilization costs as compared to the first quarter in the previous two fiscal years. We have attempted to address the high utilization costs incurred during our first quarter of this fiscal year through rate increases with certain of our clients. We cannot assure you, however, that we will not continue to experience increased utilization costs in subsequent quarters.
Concentration of Risk
          For the six months ended November 30, 2005, 86.9% of our operating revenue was concentrated in contracts with eight health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. For the same period of the prior fiscal year, 73.8% of our operating revenue was concentrated in contracts with seven health plans. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, could negatively affect the financial condition of the Company.
Liquidity and Capital Resources
          During the six months ended November 30, 2005, net cash used in continuing and discontinued operations amounted to $920,000 and $55,000, respectively, as compared to $375,000 and $73,000, respectively, for the six months ended November 30, 2004. The increase in net cash used in continuing and discontinued operations is primarily the result of the Company establishing a restricted cash account in the initial amount of $500,000 in accordance with the terms of a client contract. During the six months ended November 30, 2005, net cash provided by financing activities amounted to $3.5 million, as compared to $18,000 used in financing activities for the same period of fiscal 2005. The change in cash provided by financing activities is primarily attributable to proceeds from the sale of 14,400 shares of Series A Preferred Stock in June 2005.
          At November 30, 2005, cash and cash equivalents were approximately $6.2 million. We also maintained restricted cash of $506,000 as of November 30, 2005, composed of a deposit required pursuant to one of our client contracts. During the six months ended November 30, 2005, we incurred an operating loss of $151,000 and a net loss of $189,000. As of November 30, 2005, the Company had a working capital deficiency of $168,000 and a stockholders’ deficit of $809,000. On June 14, 2005, the Company completed the sale of 14,400 shares of its Series A Preferred Stock for approximately $3.4 million in net cash proceeds to the Company. As a result, we believe we have sufficient working capital to sustain current operations and to meet our current obligations during our 2006 fiscal year (including the additional installments toward the $170,000 that remains to be paid in connection with our new information system) without the need to raise additional equity or debt financing. We expect to meet our working capital needs in our 2007 fiscal year and thereafter by cash generated from continuing operations.
          Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to sustain profitability and achieve positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $3.8 million claims payable amount reported as of November 30, 2005.
          Although we have not received any written notice from our Connecticut HMO client terminating our contract with it, we have ceased providing services and consider the contract to have ended December 31, 2005 (See “Recent Developments” above). This contract represented approximately $2.9 million, or 21.9%, of our operating revenue for

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
the six months ended November 30, 2005 and approximately $5.3 million, or 21.6%, of our operating revenue for the fiscal year ended May 31, 2005. While a loss of revenue, such as from our Connecticut HMO client, may have a material adverse effect on our results of operations and financial condition, our Connecticut contract typically generated high healthcare operating expenses in relation to the fixed premiums that we received throughout the entire contract term. Accordingly, we do not expect to experience an equally significant decline in operating income as a result of losing the Connecticut business. Furthermore, we have replaced a portion of the revenues from our Connecticut contract with new business in Pennsylvania.
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
     The cost of behavioral health services is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR (as defined below). The Company contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a sub-capitated, a discounted fee-for-services, or a per-case basis. The Company determines that a member has received services when the Company receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. The Company then determines whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of our employees. If all of these requirements are met, the claim is entered into the Company’s claims system for payment and the associated cost of behavioral health services is recognized.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     Accrued claims payable consists primarily of reserves established for reported claims and claims incurred but not yet reported (“IBNR”), which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. The actuarial model primarily uses past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality in deriving a range of estimates. The accrued claims payable ranges were between $3.8 and $4.0 million at November 30, 2005 and between $3.5 and $3.8 million at May 31, 2005. To determine the best estimates, management reviews utilization statistics, authorized healthcare service data, calculated completion factors and other data available at and subsequent to the balance sheet dates. The best estimate at November 30, 2005 was $3.8 million and at May 31, 2005, $3.7 million. The Company has used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each fiscal quarter-end.
     Accrued claims payable at November 30, 2005 and May 31, 2005 comprises approximately $1.6 million and, $1.8 million, respectively, of submitted and approved claims which had not yet been paid, and $2.2 million and, $1.9 million for IBNR claims, respectively.
     Many aspects of our business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment. Actual claims incurred could differ from the estimated claims payable amount presented. The following are factors that would have an impact on future operations and financial condition of the Company:
•	Changes in utilization patterns

•	Changes in healthcare costs

•	Changes in claims submission timeframes by providers

•	Success in renegotiating contracts with healthcare providers

•	Occurrence of catastrophes

•	Changes in benefit plan design

•	The impact of present or future state and federal regulations
     A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at November 30, 2005 could increase our claims expense by approximately $102,000 and reduce our net results per share by $0.02 as illustrated in the table below:
Change in Healthcare Costs:

(Decrease)
(Decrease)	Increase
Increase	In Claims Expense
(5%)	($103,000)
5%	$102,000
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
     At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, the Company generally has the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, the Company will usually submit a request for a rate increase accompanied by supporting utilization data. Although the Company’s clients have historically been generally receptive to such requests, no assurance can be given

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
that such requests will be fulfilled in the future in the Company’s favor. If a rate increase is not granted, the Company has the ability to terminate the contract and limit its risk to a short-term period.
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the six months ended November 30, 2005, the Company did not have any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Item 1A. Risk Factors
The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005 have not materially changed other than as set forth below.
We depend on a limited number of customers, the loss of any one of these customers, or a reduction in business from any one of them, could have a material, adverse effect on our working capital and future results of operations.
     We currently have contracts with eight health plans to provide behavioral healthcare services under commercial, Medicaid, and CHIP plans. These combined contracts represent approximately 86.9% and 73.8% of our operating revenue for the six months ended November 30, 2005 and November 30, 2004, respectively, two of which each represented more than 20% of our operating revenues for the same periods. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, would negatively affect the financial condition of the Company.
     We believe the State of Connecticut has chosen to implement administrative services only for a member population that has been managed by the Company under a capitated arrangement with a Connecticut HMO. Our contract with the Connecticut HMO represented approximately $2.9 million, or 21.9%, of our operating revenue for the six months ended November 30, 2005 and approximately $5.3 million, or 21.6%, of our operating revenue for the fiscal year ended May 31, 2005. As a result of the State of Connecticut’s change to an ASO plan, and although we have not received any written notice from our Connecticut HMO client terminating our contract with it, we have ceased providing services and consider the contract to have ended December 31, 2005. While a loss of revenue, such as from our Connecticut HMO client, may have a material adverse effect on our results of operations and financial condition, our Connecticut contract typically generated high healthcare operating expenses in relation to the fixed premiums that we received throughout the entire contract term. Accordingly, we do not expect to experience an equally significant decline in operating income as a result of losing the Connecticut business. Furthermore, we have replaced a portion of the revenues from our Connecticut contract with new business in Pennsylvania.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     On October 28, 2005, the Company held its 2005 Annual Meeting of Stockholders. The meeting was held to 1) elect two (2) Directors to the Company’s Board of Directors, 2) to obtain stockholder approval to amend the Company’s Restated Certificate of Incorporation to eliminate classification of the Board of Directors and replace it with the annual election of all directors, and 3) to amend the Company’s Restated Certificate of Incorporation, and Amended and Restated Bylaws, to eliminate cumulative voting.
     Stockholders of the Company’s Common Stock, $0.01 par value, of record as of September 8, 2005 (the “Record Date”) were entitled to notice of the Annual Meeting and to vote at such meeting. As of the Record Date, there were 5,785,377 shares of Common Stock and 14,400 shares of Convertible Preferred Stock entitled to vote at the meeting. The 14,400 shares of Convertible Preferred Stock represent 4,235,328 Common Shares of the Company on an as converted basis. Stockholders holding 4,842,540 shares of Common Stock and 14,400 shares of Convertible Preferred Stock, representing a majority of the Common Stock and Preferred Stock and representing a quorum (approximately 83.7% and 100%, respectively, of the total shares entitled to vote), were represented at the meeting either in person or by proxy.
RESULTS OF ELECTION OF DIRECTORS
     Common and Preferred Stockholders were asked to elect one Director to the Company’s Board of Directors. Set forth below is the name of the person nominated for and elected to serve on the Company’s Board of Directors

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified as well as the results of the voting for the nominee. The results given below include Common Shares and Preferred Shares on an as converted basis.

Name	Votes For	Votes Withheld
Eugene L. Froelich	9,062,519	15,349
     The Preferred Stockholder was asked to elect one Director to the Company’s Board of Directors. Set forth below is the name of the person nominated for and elected to serve on the Company’s Board of Directors until the next Annual Meeting of Stockholders and until his successor is duly elected and qualified as well as the results of the voting for the nominee.

Name	Preferred Votes For	Preferred Votes Withheld
Robert Parker	14,400	0
     The Board of Directors of the Company is now comprised of the following seven (7) directors: Ms. Mary Jane Johnson, Mr. Robert J. Landis, Mr. Eugene L. Froelich, Mr. David P. Schuster, Dr. Barry A. Stein, Mr. Peter Jesse Walcott, and Mr. Robert Parker.
RESULTS OF AMENDMENT OF THE COMPREHENSIVE CARE CORPORATION RESTATED CERTIFICATE OF INCORPORATION TO ELIMINATE CLASSIFICATION OF THE BOARD OF DIRECTORS
     Stockholders were asked to amend the Comprehensive Care Corporation Restated Certificate of Incorporation to eliminate classification of the Board of Directors and replace it with the annual election of all directors. The holders of record of the following number of Common Shares and Preferred Shares on an as converted basis entitled to vote, voted for or against the Company’s proposal:
NUMBER OF SHARES

For	Against	Abstain
9,071,893	5,742	233
RESULTS OF AMENDMENT OF THE COMPREHENSIVE CARE CORPORATION RESTATED CERTIFICATE OF INCORPORATION AND AMENDED AND RESTATED BYLAWS TO ELIMINATE CUMULATIVE VOTING
     Stockholders were asked to amend the Comprehensive Care Corporation Restated Certificate of Incorporation and Amended and Restated Bylaws to eliminate cumulative voting. The holders of record of the following number of Common Shares and Preferred Shares on an as converted basis entitled to vote, voted for or against the Company’s proposal:
NUMBER OF SHARES

For	Against	Abstain	Broker Non-Votes
6,408,717	180,912	51,050	2,437,189
Item 5. Other Information
Not applicable.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION	PAGE NUMBER
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	24

32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	25

32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	26

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION
January 12, 2006
	By	/s/ MARY JANE JOHNSON
Mary Jane Johnson
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS

Robert J. Landis
Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)