Form 10-Q
period 2006-02-28
COMPREHENSIVE CARE CORP
filed 2006-04-14
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2006.

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
Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Classes	Outstanding at April 10, 2006

Common Stock, par value $.01 per share	5,872,374

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
PART I. – FINANCIAL INFORMATION
Item 1 — Consolidated Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	February 28,	May 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,121	$3,695
Restricted cash	584	—
Marketable securities	3	11
Accounts receivable, less allowance for doubtful accounts of $1 and $5, respectively	23	113
Accounts receivable – managed care reinsurance contract	—	372
Other current assets	491	481

Total current assets	7,222	4,672

Property and equipment, net	129	384
Goodwill, net	991	991
Restricted cash	—	72
Other assets	230	329

Total assets	$8,572	$6,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,061	$1,310
Accrued claims payable	3,154	3,730
Accrued reinsurance claims payable	2,749	3,191
Income taxes payable	29	30

Total current liabilities	6,993	8,261

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	20	60

Total long-term liabilities	2,264	2,304

Total liabilities	9,257	10,565

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; issued and outstanding 14,400 and 0, respectively	720	—
Common stock, $0.01 par value; authorized 12,500,000 shares; issued and outstanding 5,851,374 and 5,582,547, respectively	59	56
Additional paid-in capital	56,597	53,813
Accumulated deficit	(58,046)	(57,986)
Other comprehensive loss	(15)	—

Total stockholders’ deficit	(685)	(4,117)

Total liabilities and stockholders’ deficit	$8,572	$6,448

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Operating revenues	$5,585	$6,241	$18,642	$18,511

Costs and expenses:
Healthcare operating expenses	4,579	5,134	16,074	15,630
General and administrative expenses	768	846	2,473	2,275
Recovery of doubtful accounts	(55)	(2)	(91)	(6)
Depreciation and amortization	21	24	65	71

	5,313	6,002	18,521	17,970

Operating income before items shown below	272	239	121	541

Other income (expense):
Loss from software development	(102)	—	(102)	—
Interest income	19	4	47	9
Interest expense	(45)	(51)	(139)	(157)
Other non-operating income	1	33	57	55

Income (loss) before income taxes	145	225	(16)	448
Income tax expense	16	13	44	42

Net income (loss) attributable to common shareholders	$129	$212	$(60)	$406

Income (loss) per common share — basic:	$0.02	$0.04	$(0.01)	$0.09

Income (loss) per common share — diluted:	$0.01	$0.04	$(0.01)	$0.08

Weighted average common shares outstanding:

Basic	5,851	4,794	5,782	4,722

Diluted	10,443	5,316	5,782	5,285

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	February 28,
	2006	2005
Cash flows from operating activities:
Net (loss) income from continuing operations	$(60)	$406
Adjustments to reconcile net (loss) income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	65	71
Loss from software development	102	—
Compensation expense — stock, stock options and warrants issued	26	30
Amortization of deferred revenue	(56)	(43)

Changes in assets and liabilities:
Accounts receivable, net	90	(73)
Accounts receivable — managed care reinsurance contract	372	207
Other current assets, restricted cash, and other assets	(323)	251
Accounts payable and accrued liabilities	(146)	(145)
Accrued claims payable	(576)	(138)
Accrued reinsurance claims payable	(442)	72
Income taxes payable	(1)	2
Other liabilities	—	(1)

Net cash (used in) provided by continuing operations	(949)	639
Net cash used in discontinued operations	(55)	(112)

Net cash (used in) provided by continuing and discontinued operations	(1,004)	527

Cash flows from investing activities:
Additions to property and equipment	(13)	(29)

Net cash used in investing activities	(13)	(29)

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	3,481	769
Repayment of long-term debt	(38)	(37)

Net cash provided by financing activities	3,443	732

Net increase in cash and cash equivalents	2,426	1,230
Cash and cash equivalents at beginning of period	3,695	3,209

Cash and cash equivalents at end of period	$6,121	$4,439

Supplemental disclosures of cash flow information:
Cash paid during the nine month period for:
Interest	$97	114

Income taxes	$45	48

Non-cash financing and investing activities:
Warrants issued in connection with issuance of common stock	$—	234

Securities received through consulting agreement, net of other comprehensive loss	$4	—

Property and equipment acquired under capital leases	$—	43

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 1 – Summary of Significant Accounting Policies
     The consolidated balance sheet as of February 28, 2006, and the related consolidated statements of operations and cash flows for the nine months ended February 28, 2006 and 2005 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended February 28, 2006 are not necessarily indicative of the results to be expected during the remainder of the fiscal year.
     The consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet at May 31, 2005 has been derived from the audited, consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. Notes to consolidated financial statements included in Form 10-K for the fiscal year ended May 31, 2005 are on file with the Securities and Exchange Commission (SEC) and provide additional disclosures and a further description of accounting policies.
Marketable Securities
     The Company’s marketable securities are classified as “available for sale,” and accordingly are reflected in the consolidated balance sheet at fair market value, with the unrealized loss included as other comprehensive loss within stockholders’ deficit.
Restricted Cash
     At February 28, 2006, restricted cash consists of a $510,000 deposit required under the terms of a contract with one existing client for the purpose of paying claims within the next twelve months, and a $74,000 deposit required in accordance with the Company’s Tampa office lease, which expires May 31, 2006.
Revenue Recognition
     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company relies extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 96.0%, or $17.9 million, of revenue for the nine months ended February 28, 2006 and 88.5%, or $16.4 million, of revenue for the nine months ended February 28, 2005. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Accrued Claims Payable
     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of February 28, 2006 and May 31, 2005. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.
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
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the nine months ended February 28, 2006, the Company did not have any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	2/28/06	2/28/05	2/28/06	2/28/05
Net income (loss), as reported	$129	$212	$(60)	$406
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(105)	(77)	(133)	(160)

Pro forma net income (loss)	$24	$135	$(193)	$246

Income (loss) per common share:
Basic – as reported	$0.02	$0.04	$(0.01)	$0.09

Diluted – as reported	$0.01	$0.04	$(0.01)	$0.08

Basic – pro forma	$0.00	$0.03	$(0.03)	$0.05

Diluted – pro forma	$0.00	$0.03	$(0.03)	$0.05

Per Share Data
     In calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed exercise or conversion of all dilutive securities, such as options, warrants, convertible debentures, and convertible preferred stock. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a net loss. The following table sets forth the computation of basic and diluted income (loss) per share in accordance with Statement No. 128, Earnings Per Share: (amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Numerator:
Numerator for diluted income (loss) attributable to common stockholders	$129	$212	$(60)	$406

Denominator:
Weighted average shares	5,851	4,794	5,782	4,722
Effect of dilutive securities:
Warrants	14	2	—	2
Employee stock options	342	520	—	561
Convertible preferred stock	4,236	—	—	—

Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed conversions	10,443	5,316	5,782	5,285

Basic income (loss) per share:	$0.02	$0.04	$(0.01)	$0.09

Diluted income (loss) per share:	$0.01	$0.04	$(0.01)	$0.08

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, stock options, and warrants are as follows at February 28, 2006:

Convertible debentures(a)	12,377
Convertible preferred stock(b)	4,235,328
Outstanding stock options(c)	1,093,740
Outstanding warrants(d)	406,000
Possible future issuance under stock option plans	568,336

Total	6,315,781

(a)	The debentures are convertible into 12,377 shares of common stock at a conversion price of $181.30 per share.

(b)	The Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share.

(c)	Options to purchase common stock of the Company have been issued to employees and non-employee Board of Director members with exercise prices ranging from $0.25 to $4.00.

(d)	Warrants to purchase common stock of the Company have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging from $1.09 to $5.00
Note 2 – Liquidity
     During the nine months ended February 28, 2006, net cash used in continuing and discontinued operations amounted to $949,000 and $55,000, respectively. In addition, $3.4 million was provided by financing activities, primarily from the sale of 14,400 shares of Series A Preferred Stock in June 2005.
     During the nine months ended February 28, 2006 the Company generated operating income of $121,000 but incurred a net loss of $60,000. As of February 28, 2006, the Company had a positive net working capital position of $229,000 and a stockholders’ deficit of $685,000. Effective June 14, 2005, the Company completed a sale of 14,400 shares of its Series A Preferred Stock to Woodcliff Healthcare Investment Partners, LLC (“Woodcliff”) for approximately $3.4 million in net cash proceeds to the Company. As a result, management believes the Company has sufficient working capital to sustain current operations and to meet the Company’s current obligations during fiscal 2006.
Note 3 – Total Comprehensive Income (Loss)
     Total comprehensive income (loss), defined as net income (loss) adjusted for the unrealized holding losses on available-for-sale securities, is as follows: (amounts in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	2/28/06	2/28/05	2/28/06	2/28/05
Net income (loss)	$129	$212	$(60)	$406
Other comprehensive loss:
Unrealized holding loss	(7)	(61)	(15)	(112)

Total comprehensive income (loss)	$122	$151	$(75)	$294

Note 4 – Sources Of Revenue
     The Company’s revenue can be segregated into the following significant categories: (amounts in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	2/28/06	2/28/05	2/28/06	2/28/05
Capitated contracts	$5,412	$5,573	$17,889	$16,376
Non-capitated contracts	173	668	753	2,135

Total	$5,585	$6,241	$18,642	$18,511

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
Note 5 – Major Customers/Contracts
(1) Effective December 31, 2005, the Company experienced the loss of a major contract to provide behavioral healthcare services to the members of a Connecticut HMO. This agreement represented approximately 18.0%, or $3.4 million, and 21.1%, or $3.9 million, of the Company’s operating revenue for the nine months ended February 28, 2006 and 2005, respectively. Additionally, this contract provided that the Company, through its contract with this HMO, received additional funds directly from a state reinsurance program for the purpose of paying providers. During the nine months ended February 28, 2006 and 2005, the Company filed reinsurance claims totaling approximately $1.2 million and $2.2 million, respectively. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of February 28, 2006 and May 31, 2005, the Company has reported $0 and $372,000 as accounts receivable–managed care reinsurance contracts, with $2.7 million and $3.2 million, respectively, reported as accrued reinsurance claims payable in the accompanying balance sheet. The difference between the reinsurance receivable amount and the reinsurance payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If there is no appeal received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. Accrued amounts for non-reinsurance claims incurred but not yet reported are estimated using methods similar to that used for other existing contracts, and totaled approximately $0.5 million as of February 28, 2006. This HMO had been a customer since March 2001.
(2) The Company has contracts with one HMO to provide behavioral healthcare services to contracted commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members in Texas. This business accounted for approximately 22.2%, or $4.1 million, and 21.1%, or $3.9 million, of the Company’s operating revenues during the nine months ended February 28, 2006 and February 28, 2005, respectively. This HMO has been a customer of the Company since November 1998. On January 25, 2006, the Company received written notice from the client that it had determined to establish its own behavioral health unit and therefore was canceling the contract effective May 31, 2006.
In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.
Note 6 – Preferred Stock
     As of February 28, 2006, there are 4,340 remaining shares authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All outstanding shares were issued in June 2005 as a result of the sale of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds (see Management’s Discussion and Analysis of Financial Condition and Results of Operations). The Company is authorized to issue shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series.
Note 7 – Commitments and Contingencies
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
(2) Related to the Company’s discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Management believes that the Company’s fiscal 1998 and 1999 cost reports remain eligible for re-opening at some future date, in which case the intermediary may determine that additional amounts are due to or from Medicare.
(3) The Company is subject to the requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). The purpose of the HIPAA provisions is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans. To meet the specific requirements of HIPAA, the Company implemented an immediate but temporary solution designed by a new vendor. The Company then entered into an agreement to engage this vendor to design a new, customized management information system that would enable the Company to meet HIPAA requirements in the future. As of February 28, 2006 the Company had paid the vendor $200,000 of the expected $370,000 in total costs of the system. In March 2006 the vendor informed the Company that it would not be able to complete the design of the information system within the timeframe required by the Company to meet future information system needs. In its place the Company will modify its existing healthcare information system with recently made available enhancements to best meet the Company’s future information system needs and all HIPAA requirements. Due to favorable pricing terms offered by the vendor of the existing system, the Company expects the modifications to require minimal additional investment. The Company is seeking a refund of monies paid towards the new system but believes it is probable that it will not recover its full investment and accordingly has recorded management’s best estimate of the contingent loss in the accompanying unaudited, consolidated statement of operations described as a “loss from software development.”
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
(5) Effective August 1, 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care (“CBC”), entered into a marketing agreement with Health Alliance Network, Inc. (“HAN”) whereby CBC has agreed to appoint HAN as its primary representative and marketing agent for commercial business (see Management’s Discussion and Analysis of Financial Condition and Results of Operations). Two shareholders of HAN are members of Woodcliff, the investor in our Series A Preferred Stock in June 2005.
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
Note 8 – Related Party Transactions
     In February 2006 CBC entered into an agreement with Hythiam, Inc. whereby CBC would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, the Company will pay Hythiam license and service fees for each enrollee who is treated. A Director of the Company is the Vice President of Corporate Development for Hythiam. As of February 28, 2006 there had been no material transactions resulting from this agreement.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, statements concerning the Company’s anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which Comprehensive Care Corporation (“CompCare” or the “Company”) operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, cost of care, and seasonality, the Company’s ability to obtain additional financing, and other risks detailed herein and from time to time in the Company’s SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of CompCare appearing elsewhere herein.
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
     We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse to our clients’ members. Our arrangements with our clients fall into two broad categories: capitation arrangements, where our clients pay us a fixed fee per member, and fee-for-service and administrative service arrangements where we may manage behavioral healthcare programs or perform various managed care services. We derived 96.0% or $17.9 million of our revenues from capitation arrangements for the nine months ended February 28, 2006. Under capitation arrangements, we receive premiums from our clients based on the number of covered members as reported to us by our clients. The amount of premiums we receive for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.
     Our largest expense is the cost of behavioral health services that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating expenses based on an increase in the number and frequency of our members seeking behavioral care services, our profitability depends on our ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums we receive under capitation arrangements. Providing services on a capitation basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to anticipate or control healthcare costs. Estimation of healthcare operating expense is our most significant critical accounting estimate. See “Management’s Discussion and Analyses of Financial Condition and Results of Operations — Critical Accounting Estimates.”

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
Recent Developments
     In February 2006 CBC entered into an agreement with Hythiam, Inc. whereby it would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Hythiam has also agreed to sponsor two sales personnel to promote the program.
     In December 2005 the Company experienced the loss of a major contract to provide behavioral healthcare services to the members of a Connecticut HMO. This agreement represented approximately 18.0%, or $3.4 million, and 21.1%, or $3.9 million, of the Company’s operating revenue for the nine months ended February 28, 2006 and 2005, respectively. As previously disclosed in a filing with the Securities and Exchange Commission in January 2006, the Company was notified by a major Texas client that it would establish its own behavioral health unit and therefore was canceling its contract with the Company effective May 31, 2006. This business accounted for approximately 22.2%, or $4.1 million, and 21.1%, or $3.9 million, of the Company’s operating revenues during the nine months ended February 28, 2006 and February 28, 2005, respectively. The Company has undertaken efforts to prepare for the loss of these contracts, including taking steps to reduce the internal costs and infrastructure associated with these contracts as well as enhancing efforts to obtain new business. On February 2, 2006 the Company announced that it had been selected by an existing health plan client to provide managed behavioral health and substance abuse services to approximately 7,500 Medicare members in Maryland and Washington, D.C. beginning March 1, 2006.
RESULTS OF OPERATIONS
     For the nine months ended February 28, 2006, the Company reported a net loss of $60,000, or $0.01 loss per basic and diluted share. In comparison, the Company reported a net income from continuing operations of $406,000, or $0.09 earnings per share ($0.08 per diluted share), for the nine months ended February 28, 2005.
     The following tables summarize the Company’s operating results from continuing operations for the three and nine months ended February 28, 2006 and February 28, 2005 (in thousands):

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
The Three Months Ended February 28, 2006 Compared to the Three Months Ended February 28, 2005:

	Three Months Ended
	February 28,
	2006	2005
Operating revenues:
Capitated contracts	$5,412	5,573
Non-capitated sources	173	668

Total operating revenues	5,585	6,241

Operating expenses:
Healthcare operating expenses:
Claims expense(1)	3,560	3,850
Other healthcare operating expenses(1)	1,019	1,284

Total healthcare operating expense	4,579	5,134
General and administrative expenses	768	846
Other operating expenses, net	(34)	22

Total operating expenses	5,313	6,002

Operating income	$272	239

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
     The Company reported operating income of $272,000 and net income of $129,000, or $0.02 earnings per share ($0.01 per diluted share), for the quarter ended February 28, 2006 compared to operating income of $239,000 and a net income of $212,000, or $0.04 earnings per share (basic and diluted), for the quarter ended February 28, 2005. Operating revenues from capitated contracts decreased 2.9%, or approximately $161,000, to $5.4 million for the quarter ended February 28, 2006 compared to $5.6 million for the quarter ended February 28, 2005. This decrease is primarily attributable to the loss of our Connecticut client, but was partially offset by new revenue of approximately $525,000 attributable to the Company’s new client in Pennsylvania. Revenue from non-capitated sources declined 74.1% or approximately $495,000 to $173,000 for the three months ended February 28, 2006, compared to $668,000 for the three months ended February 28, 2005. The decrease is due to the loss of two management services only customers in Michigan and an ASO client in Texas.
     Claims expense on capitated contracts decreased approximately $290,000 or 7.5% for the quarter ended February 28, 2006 as compared to the quarter ended February 28, 2005. The reduction is due to a combination of lower capitated revenues and decreased utilization of covered services. Utilization, expressed as a percentage of claims expense to capitated revenues, decreased from 69.1% for the three months ended February 28, 2006 to 65.8% for the three months ended February 28, 2005. Other healthcare operating expenses, attributable to servicing both capitated and non-capitated contracts, decreased 20.6% or approximately $265,000 due to workforce reductions in response to the aforementioned loss of non-capitated revenues in Michigan and Texas.
     General and administrative expenses decreased by $78,000, or 9.2%, for the quarter ended February 28, 2006 as compared to the quarter ended February 28, 2005. This decrease is primarily attributable to a decrease in salaries and benefits resulting from the Company’s expense reduction program and less usage of outside professional services. General and administrative expense as a percentage of operating revenue increased slightly from 13.6% for the quarter ended February 28, 2005 to 13.8% for the quarter ended February 28, 2006 due to the reduction in operating revenues for the fiscal 2006 quarter.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     The Nine Months Ended February 28, 2006 Compared to the Nine Months Ended February 28, 2005:

	Nine Months Ended
	February 28,
	2006	2005
Operating revenues:
Capitated contracts	$17,889	16,376
Non-capitated sources	753	2,135

Total operating revenues	18,642	18,511
Operating expenses:
Healthcare operating expenses:
Claims expense(1)	12,820	11,779
Other healthcare operating expenses(1)	3,254	3,851

Total healthcare operating expense	16,074	15,630
General and administrative expenses	2,473	2,275
Other operating expenses, net	(26)	65

Total operating expenses	18,521	17,970

Operating income	$121	541

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
     The Company reported operating income of $121,000 and a net loss of $60,000, or $0.01 loss per basic and diluted share, for the nine months ended February 28, 2006 compared to an operating income of $541,000 and a net income of $406,000, or $0.09 earnings per share ($0.08 per diluted share), for the nine months ended February 28, 2005. Capitated contract revenues increased 9.2%, or approximately $1.5 million to approximately $17.9 million for the nine months ended February 28, 2006 compared to $16.4 million for the nine months ended February 28, 2005. This increase is primarily attributable to additional business from existing clients in Indiana and one new customer in Pennsylvania, but was partially offset by the loss of our Connecticut customer. Non-capitated revenue declined 64.7%, or approximately $1.4 million, to approximately $0.8 million for the nine months ended February 28, 2006, compared to approximately $2.1 million for the same period of fiscal 2005. The decrease is attributable to the loss of two management services only customers in Michigan and an ASO client in Texas.
     Claims expense on capitated contracts increased approximately $1.0 million or 8.8% for the nine months ended February 28, 2006 as compared to the nine months ended February 28, 2005 due to higher capitated revenues. Claims expense as a percentage of capitated revenues decreased slightly from 71.9% for the nine months ended February 28, 2005 to 71.7% for the nine months ended February 28, 2006. Other healthcare expenses, which are incurred to service both capitated and non-capitated contracts, decreased approximately $597,000, or 15.5%, due to staff reductions in response to the loss of non-capitated revenues in Michigan and Texas.
     General and administrative expenses increased by $198,000, or 8.7%, for the nine months ended February 28, 2006 as compared to the nine months ended February 28, 2005. This increase is primarily attributable to indirect costs of the June 2005 sale of Series A Preferred Stock, increased costs for marketing consultants engaged to obtain additional commercial business, and legal expenses associated with the Company’s 2005 Annual Meeting and changes to the corporate charter. General and administrative expense as a percentage of operating revenue increased from 12.3% for the nine months ended February 28, 2005 to 13.3% for the nine months ended February 28, 2006.
SEASONALITY OF BUSINESS
     Historically, we have experienced consistently low utilization by members during our first fiscal quarter, which comprises the months of June, July, and August, and increased member utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in member utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter. During the first quarter of our 2006 fiscal year, we experienced higher than expected utilization costs as compared to the first quarter in the previous two fiscal years. We have attempted to address the high utilization costs incurred during our first quarter of this fiscal year through rate increases with certain of our clients. We cannot provide assurance that we will not continue to experience increased utilization costs in subsequent quarters.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
CONCENTRATION OF RISK
     For the nine months ended February 28, 2006, 86.9% of our operating revenue was concentrated in contracts with eight health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. For the same period of the prior fiscal year, 75.9% of our operating revenue was concentrated in contracts with seven health plans. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, could negatively affect the financial condition of the Company.
LIQUIDITY AND CAPITAL RESOURCES
     During the nine months ended February 28, 2006, net cash used in continuing and discontinued operations amounted to $949,000 and $55,000. In comparison, $639,000 was provided by continuing operations while $112,000 was used in discontinued operations during the nine months ended February 28, 2005. The increase in net cash used in continuing operations is primarily the result of the Company establishing a restricted cash account in the initial amount of $500,000 in accordance with the terms of a client contract and the payment of accrued claims payable. During the nine months ended February 28, 2006, net cash provided by financing activities amounted to $3.4 million, as compared to $732,000 provided by financing activities for the same period of fiscal 2005. The change in cash provided by financing activities is primarily attributable to proceeds from the sale of 14,400 shares of Series A Preferred Stock in June 2005.
     At February 28, 2006, cash and cash equivalents were approximately $6.1 million. We also maintained restricted cash of $584,000 as of February 28, 2006, composed of a deposit required pursuant to one of our client contracts, and a deposit required in accordance with the Company’s Tampa office lease. During the nine months ended February 28, 2006, we incurred a net loss of $60,000. As of February 28, 2006, the Company had a positive net working capital position of $229,000 and a stockholders’ deficit of $685,000. On June 14, 2005, the Company completed the sale of 14,400 shares of its Series A Preferred Stock for approximately $3.4 million in net cash proceeds to the Company. As a result, we believe we have sufficient working capital to sustain current operations and to meet our current obligations during our 2006 fiscal year without the need to raise additional equity or debt financing. We expect to meet our working capital needs in our 2007 fiscal year and thereafter with our existing cash balances and by cash generated from continuing operations.
     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to sustain profitability and achieve positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $3.2 million claims payable amount reported as of February 28, 2006.
     Our Connecticut contract ended December 31, 2005 (See “– Recent Developments” above). This contract represented approximately $3.4 million, or 18.0%, of our operating revenue for the nine months ended February 28, 2006 and approximately $5.3 million, or 21.6%, of our operating revenue for the fiscal year ended May 31, 2005. While a loss of revenue, such as from our Connecticut HMO client, may have a material adverse effect on our results of operations and financial condition, our Connecticut contract typically generated high healthcare operating expenses in relation to the fixed premiums that we received throughout the entire contract term. Accordingly, we do not expect to experience an equally significant decline in operating income as a result of losing the Connecticut business. Furthermore, we have replaced a portion of the revenues from our Connecticut contract with new business in Pennsylvania, Maryland, and Washington D.C.
Related-Party Transactions
     In February 2006, CBC entered into an agreement with Hythiam, Inc. whereby CBC would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. A Director of the Company is the Vice President of Corporate Development for Hythiam. For a description of this and our other related-party transactions, see “Note 7(5) and Note 8 to our Consolidated Financial Statements.”

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
     Accrued claims payable consists primarily of reserves established for reported claims and claims incurred but not yet reported (“IBNR”), which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving a range of estimates, management considers qualitative factors, authorization information, and an actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. The accrued claims payable ranges were between $2.5 and $3.2 million at February 28, 2006 and between $3.5 and $3.8 million at May 31, 2005. To determine the best estimates, management reviews utilization statistics, authorized healthcare service data,

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
calculated completion factors and other data available at and subsequent to the balance sheet dates. The best estimate at February 28, 2006 was $3.2 million and at May 31, 2005, $3.7 million. The Company has used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each fiscal quarter-end.
     Accrued claims payable at February 28, 2006 and May 31, 2005 comprises approximately $1.2 million and, $1.8 million, respectively, of submitted and approved claims which had not yet been paid, and $2.0 million and, $1.9 million for IBNR claims, respectively.
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
     A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at February 28, 2006 could increase our claims expense by approximately $72,000 and reduce our net results per share by $0.01 as illustrated in the table below:
Change in Healthcare Costs:

(Decrease)
(Decrease)	Increase
Increase	In Claims Expense
(5%)	($74,000)
5%	$72,000
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
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the nine months ended February 28, 2006, the Company did not have any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
Goodwill
     The Company evaluates at least annually the amount of its recorded goodwill by performing an impairment test that compares the carrying amount to an estimated fair value. In estimating the fair value, management makes its best assumptions regarding future cash flows and a discount rate to be applied to the cash flows to yield a present, fair value of equity. As a result of such tests, management believes there is no material risk of loss from impairment of goodwill. However, actual results may differ significantly from management’s assumptions, resulting in potentially adverse impact to the Company’s consolidated financial statements.
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
     For the nine months ended February 28, 2006, a significant portion of our revenue was attributable to contracts with eight health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. These combined contracts represented approximately 86.9% and 75.9% of our operating revenue for

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
the nine months ended February 28, 2006 and February 28, 2005, respectively, two of which each represented approximately 20% of our operating revenues for the same periods. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, would negatively affect the financial condition of the Company.
     As described in Note 5 “Major Customers/Contracts” to the unaudited, consolidated financial statements, our contract with a Connecticut HMO terminated December 31, 2005. This contract represented approximately $3.4 million, or 18.0%, of our operating revenue for the nine months ended February 28, 2006 and approximately $5.3 million, or 21.6%, of our operating revenue for the fiscal year ended May 31, 2005. Our Connecticut contract typically generated high healthcare operating expenses in relation to the fixed premiums that we received throughout the entire contract term. Accordingly, we do not expect to experience an equally significant decline in operating income as a result of losing the Connecticut business. Furthermore, a portion of the revenues from the Connecticut contract have been replaced by new business in Pennsylvania, Maryland, and Washington D.C.
     As additionally described in Note 5(1) – “Major Customers/Contracts” to the accompanying unaudited, consolidated financial statements, we have been notified that our contracts with a Texas HMO to provide behavioral healthcare services to contracted commercial, Medicaid, and CHIP members will terminate May 31, 2006. These contracts accounted for approximately $4.1 million, or 22.2% of our operating revenues for the nine months ended February 28, 2006, and $5.2 million, or 21.5% of operating revenues during the fiscal year ended May 31, 2005. Unless replaced with business of similar volume, the loss of these contracts will adversely affect our operating income.
Our inability to recover amounts paid to an information system vendor exposes the Company to further impairment.
     We are seeking a refund from an information system vendor relating to such vendor’s failure to complete the design and implementation of a new information system. Based on management’s assessment of the recoverability of the amounts paid, we have recorded an impairment and a corresponding loss in the accompanying financial statements as of February 28, 2006. To the extent we are not refunded the remaining amount we have recorded as recoverable, we will record future impairments. See Note 7(3) – “Commitments and Contingencies” to our unaudited, consolidated financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On December 1, 2005, the Company issued 1,000 shares of its common stock in exchange for marketing services provided to the Company by a vendor who accepted the shares in lieu of $2,000 in cash compensation. The foregoing sale of securities was made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a “public offering.”
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     On February 14, 2006, the holders of 54.1% of the outstanding voting capital stock, voting together as a single class, and the holders of all outstanding shares of CompCare’s Series A Convertible Preferred Stock, par value $50.00 per share, voting as a separate class, by written consent in lieu of a special meeting of the stockholders, ratified and approved an amendment to CompCare’s Non-Employee Director Stock Option Plan and an amendment to the Company’s Restated Certificate of Incorporation increasing its authorized shares of common stock from 12,500,000 to 30,000,000. All stockholders were notified of the proposed amendment by an information statement on Schedule 14C mailed on March 3, 2006. Further information concerning these matters is contained in the Information Statement as filed with the Securities and Exchange Commission and available at www.sec.gov.
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

April 14, 2006
	By	/s/ Mary Jane Johnson

Mary Jane Johnson
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Robert J. Landis

Robert J. Landis
Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)