Form 10-K
period 2006-05-31
COMPREHENSIVE CARE CORP
filed 2006-08-18
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended May 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-9927
COMPREHENSIVE CARE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2594724 (IRS Employer Identification No.)

3405 W. Dr. Martin Luther King, Jr. Blvd, Suite 101 Tampa, Florida (Address of principal executive offices)	33607 (Zip Code)
(813) 288-4808
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Stock, Par Value $.01 per share
7 1/2 % Convertible Subordinated Debentures due 2010
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting stock held by non-affiliates of the Registrant on November 30, 2005, was $7,898,006 based on the average bid and ask price of the Common Stock on November 30, 2005, as reported on the Over-The-Counter Bulletin Board.
     On August 14, 2006, the Registrant had 5,904,207 shares of Common Stock outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from Comprehensive Care Corporation’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
PART I
Item 1. BUSINESS
CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this annual report on Form 10-K and in other Company reports, Securities and Exchange Commission (SEC) filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning the Company’s anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company reports, SEC filings, statements, and presentations. These risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, the profitability of our capitated contracts, cost of care, seasonality, the risk that any definitive agreements or additional business will result from letters of intent entered into by the Company, and other risks detailed from time to time in the Company’s SEC reports.
Overview
     Comprehensive Care Corporation® (referred to herein as the “Company,” “CompCare,” ®(1) “we,” “our” or “us”) is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the Company include the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc.SM (2) (“CBC”) and subsidiary corporations.
     Comprehensive Care Corporation, primarily through its wholly-owned subsidiary, Comprehensive Behavioral Care, Inc., provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. We manage the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, Medicaid and Children’s Health Insurance Program (CHIP) members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The customer base for our services includes both private and governmental entities. Our services are provided primarily by a contracted network of providers which includes psychiatrists, psychologists, therapists, other licensed healthcare professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities. The services provided through the Company’s provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), and inpatient and crises intervention services. The Company does not directly provide treatment or own any provider of treatment services.
     We typically enter into contracts with our clients on an annual basis to provide managed behavioral healthcare and substance abuse services to our clients’ members. Our arrangements with our clients fall into two broad categories: capitation arrangements, where our clients pay us a fixed fee per member, and fee-for-service and administrative service arrangements where we may manage behavioral healthcare programs or perform various managed care services. Under capitation arrangements, we receive premiums from our clients based on the number of covered members as reported to us by our clients. The amount of premiums we receive for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period. Such agreements accounted for 96.2%, or $23.0 million, of revenue for the fiscal year ended May 31, 2006, 90.2%, or $22.1 million, of revenue for the fiscal year ended May 31, 2005, and 85.5%, or $23.6 million, of revenue for the fiscal year ended May 31, 2004.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Estimation of healthcare operating expense is our most significant critical accounting estimate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.”
     We currently depend, and expect to continue to depend in the near future, upon a relatively small number of customers for a significant percentage of our operating revenues. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations and financial condition. In the past, some of our customers have terminated their arrangements with us or have significantly reduced the amount of services requested from us. There can be no assurance that present or future customers will not terminate their arrangements with us or significantly reduce the amount of services requested from us. Any such termination of a relationship or reduction in use of our services would have a material adverse effect on our results of operations or financial condition (see Note 5 — “Major Contracts/Customers” to the audited, consolidated financial statements).
     We currently manage programs through which services are provided to recipients in fifteen states. Current programs and services include fully integrated capitated behavioral healthcare services, case management/utilization review services, administrative services management, provider sponsored health plan development, preferred provider network development, management and physician advisor reviews, overall care management services, and Employee Assistance Programs (“EAPs”). We also provide prior and concurrent authorization for physician-prescribed psychotropic medications for two Medicaid health maintenance organizations (“HMOs”) in Indiana and Michigan. Members are generally directed to CompCare by their employer, health plan, or physician and receive an initial authorization for an assessment. Based upon the initial assessment, a treatment plan is established for the member. At May 31, 2006, fully integrated capitated lives (i.e. where the company has contractual, financial risk) totaled approximately 653,000, which included 131,000 members related to contracts terminating effective May 31, 2006. Capitated lives at May 31, 2005 totaled approximately 679,000. Combined management service agreements (“MSOs”) and administrative service agreements (“ASOs”) lives were approximately 86,000 and 245,000 at May 31, 2006 and 2005, respectively. EAP lives were approximately 400 and 1,700 at May 31, 2006 and 2005, respectively.
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
Recent Developments
     CompCare recently entered into a letter of intent with a health plan to provide behavioral healthcare services to Medicaid recipients in a state where CompCare currently does business. CompCare’s relationship with this health plan is subject to, among other things, successful contract negotiations for the provision of managed care services between the health plan and the state and negotiation of definitive agreements between CompCare and the health plan. CompCare expects that any definitive agreements between these parties would be effective January 1, 2007. However, CompCare cannot assure you that the foregoing conditions will be satisfied, in which case any relationship between CompCare and the health plan contemplated by the letter of intent would terminate.
     In May 2006, we moved our corporate offices to a preferable site within the City of Tampa to obtain cost savings and better safeguard our operations from the effects of adverse tropical weather. Further information regarding the lease for our new premises is available on our Form 8-K filed May 26, 2006, and available at the SEC’s Internet site (http: www.sec.gov).
     As of the end of business May 31, 2006, we ceased providing behavioral health services to commercial, Medicaid, and CHIP members of a Texas HMO that had determined to establish its own behavioral health unit. The contracts with this HMO had accounted for approximately $5.4 million, or 22.7%, $5.2 million or 21.5%, and $4.0 million, or 14.5% of our operating revenues for the fiscal years ended May 31, 2006, 2005, and 2004, respectively.
     Effective March 1, 2006, we expanded our services into Maryland and Washington D.C. to begin serving approximately 8,000 Medicare members of an existing health plan client.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     In February 2006, the Company’s Restated Certificate of Incorporation was amended to increase its authorized shares of common stock from 12,500,000 to 30,000,000. For further information concerning this amendment see the Information Statement filed with the SEC on February 27, 2006 available at http:www.sec.gov.
     In February 2006, CBC entered into an agreement with Hythiam, Inc. whereby it would have the exclusive right to market Hythiam’s PROMETA™ protocol as part of our substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is designed to offer less restrictive levels of care in order to minimize repeat recidivism to intensive levels of care. Hythiam has also agreed to sponsor two sales personnel to promote the program.
Changes in Capitalization
     On June 14, 2005, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Woodcliff Healthcare Investment Partners LLC, a Delaware limited liability company (“Woodcliff”), pursuant to which we issued to Woodcliff 14,400 shares of our Series A Convertible Preferred Stock, par value $50.00 per share (the “Series A Shares”) for a total purchase price of $3.6 million in cash, of which we realized approximately $3.4 million in net cash proceeds. Each Series A Share, the terms of which are governed by a Certificate of Designation, Preferences and Rights (the “Certificate of Designation”), which is part of our Certificate of Incorporation, is convertible into 294.12 shares of the Company’s common stock, subject to anti-dilution and other customary adjustments. If the Series A Shares were converted into our common stock as of May 31, 2006, the common stock issuable upon such conversion would represent approximately 41.8% of the Company’s outstanding common stock, excluding exercises of 1,592,407 options and warrants, which represents all outstanding options and warrants at such time. The Securities Purchase Agreement provided that we may require Woodcliff to purchase up to approximately 2.95 million shares of our common stock, subject to the Company attaining certain annual financial targets and satisfying other conditions. For our 2006 fiscal year, we did not attain the financial targets necessary to require Woodcliff to purchase 500,000 shares of our common stock. Based on our financial performance in fiscal 2007, we may require Woodcliff to purchase 500,000 shares of our common stock. In addition, during the second quarter of fiscal 2007, we will have the right to sell 1.74 million shares of common stock to Woodcliff as long as we continue to satisfy certain financial and other conditions.
     The Certificate of Designation provides, among other things, that the holders of the Series A Shares have the right to designate a majority of the members of our Board of Directors. These director designees will not be affiliates or employees of Woodcliff. The number of our directors that may be designated by the holders of the Series A Shares will decline as and if such holders of the Series A Shares reduce their ownership of such Series A Shares below certain thresholds. For a more complete discussion of this transaction and for a copy of the Securities Purchase Agreement and related transaction documents, see our Current Report on Form 8-K and exhibits thereto filed with the SEC on June 20, 2005.
Sources of Revenue
     We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs who have historically carved out these functions to managed behavioral healthcare organizations like CompCare. We generally receive a negotiated amount on a per member per month or capitated basis in exchange for providing these services. We then contract directly with behavioral healthcare providers who receive a pre-determined, fee-for-service rate or case rate. Behavioral healthcare providers include psychiatrists, psychologists, therapists, other licensed healthcare professionals, and hospitals. As of May 31, 2006, we had approximately 6,000 behavioral healthcare practitioners in our network who are primarily located in the seven states in which the Company has its principal contracts, including Indiana, Florida, Michigan, Texas, Pennsylvania, Maryland, and California. Under such full-risk capitation arrangements, profit is a function of utilization and the amount of claims payments made to our network providers. We perform periodic reviews of our current client contracts to determine profitability. In the event a contract is not profitable, we may seek to revise the terms of the contract or to terminate the agreement in accordance with the specific contract terms.
     During fiscal 2006, we provided services under capitated arrangements for commercial, Medicare, Medicaid, and CHIP patients in Texas; commercial, Medicaid, and Medicare patients in Florida; commercial patients in Georgia, Alabama, and Indiana; Medicare patients in the District of Columbia, Maryland, and Pennsylvania; and Medicaid patients in California, Connecticut, and Michigan. Our Medicare, Medicaid and CHIP contracts are subject to agreements with our HMO clients whose contracts with the various governmental agencies may be subject to renegotiation at the election of the specific agency.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     For the fiscal years ended May 31, 2006 and May 31, 2005, a significant portion of our operating revenue was concentrated in contracts with eight health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. These combined contracts represented approximately 87.0% and 78.3% of our operating revenue for the twelve months ending May 31, 2006 and May 31, 2005, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, would negatively affect the financial condition of the Company.
Growth Strategy
     Our objective is to expand our presence in both existing and new managed behavioral healthcare markets by enhancing our product offerings and identifying new business development partners. The Company has expanded its disease management approach to include behavioral health pharmacy management, integration of behavioral health with medical care that targets primary care physician support, substance abuse disease management with cutting edge medical technology, and other chronic disease coordination programs.
     CompCare will continue to provide its core product, carve-out behavioral healthcare management to health plans, government entities, employers and other entities. In addition, the Medicare Market is growing rapidly with new Medicare Advantage Plans being approved by the Centers for Medicare and Medicaid Services (CMS). Persons over the age of 65 and younger persons who are deemed disabled are eligible to receive Medicare benefits. The shifting demographics of the U.S. population signal increasing Medicare enrollment as the baby boom generation ages. Mental health disorders have been diagnosed in 6% of elderly enrollees and 37% of disabled enrollees. For those enrollees who are disabled and also eligible for Medicaid, 59% have a mental health disability. Mental health expertise is critical to successful management of these populations.
     CompCare has developed product, marketing and distribution relationships with external companies to maximize our offerings. We have entered into relationships with Health Alliance Network for commercial and Medicare sales, Comprehensive Neuroscience, Inc. for pharmacy data analytics and Hythiam, Inc to provide the Prometa Protocol for our Substance Abuse product offering. The Company will continue to identify partners that offer strategic synergies.
Provider Network
     The Company’s managed behavioral healthcare services are provided by contracted providers, including behavioral healthcare professionals and facilities. Behavioral healthcare professionals include a variety of specialized behavioral healthcare personnel, such as psychiatrists, psychologists, therapists, licensed clinical social workers, substance abuse counselors and other licensed healthcare professionals. Facilities include psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment facilities and other treatment facilities.
     Outpatient providers include both individual practitioners as well as individuals who are members of group practices or other licensed centers or programs. Outpatient providers typically execute contracts with the company under which they are generally paid on a fee-for-service basis.
     The Company’s provider network also includes contractual arrangements with intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities. The Company contracts with facilities on a per diem or fee-for-service basis and, in some cases, on a “case rate” basis.
Competition
     The behavioral healthcare industry is very competitive and provides products and services that are price sensitive. We believe that there are approximately 150 managed behavioral healthcare organizations (“MBHOs”) providing services for an estimated 227 million covered lives in the United States. Competitors include both freestanding MBHOs as well as HMOs with internal behavioral health units or subsidiaries. Many of these competitors have revenues, financial resources, and membership substantially larger than ours. We believe that one freestanding MBHO has approximately 20% of the market based on the number of covered lives. There are also three to four other mid-sized MBHOs and small local or regional companies with whom CompCare competes.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Seasonality of Business
     Historically, we have experienced increased utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such a variation in utilization impacts our costs of care during these months, generally having a negative impact on our gross margins and operating profits during the fourth quarter. During the first fiscal quarter of our 2006 fiscal year, we experienced higher than expected utilization costs as compared to the first quarter in the previous two fiscal years. We have attempted to address these high first quarter utilization costs through rate increases with certain of our clients. We cannot assure you, however, that we will not continue to experience increased utilization costs in our first and fourth fiscal quarters compared to other quarters.
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
     As of May 31, 2006, we managed approximately 517,000 lives in connection with behavioral and substance abuse services covered through Medicaid and/or CHIPs in California, Florida, Michigan and Texas. Of the 517,000 covered lives, 127,000 are related to contracts terminating May 31, 2006. Any changes in Medicaid funding would ultimately affect our reimbursement and overall profitability.
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
Accreditation
     To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, the National Committee on Quality Assurance (“NCQA”) has developed an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators, and consumers. The Standards for Accreditation of MBHOs used by NCQA reviewers to evaluate an MBHO address the following areas: quality improvement; utilization management; credentialing; members’ rights and responsibilities; and preventative care. These standards validate that an MBHO is founded on principles of quality and is continuously improving the clinical care and services it provides. NCQA utilizes Health Plan Employer Data and Information Set (“HEDIS”), which is a core set of performance measurements developed to respond to complex but clearly defined employer needs as standards for patient care and customer satisfaction. In May of 2005 CompCare was awarded Full Accreditation extending to July 22, 2008. Full Accreditation is granted for a period of three years to those plans that have excellent programs for continuous quality improvement and that meet NCQA’s rigorous standards.
     We believe our NCQA accreditation is beneficial to our clients and their members we serve. Additionally, NCQA accreditation may be an important consideration to our prospective clients.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Management Information Systems
     All of our health plan information technology and systems operate on a single platform. This approach avoids the costs associated with maintaining multiple systems and improves productivity. The open architecture of the systems gives us the ability to transfer data from other systems thereby facilitating the integration of new health plan business. We use our information system for claims processing, utilization management, reporting, cost trending, planning, and analysis. The system also supports member and provider service functions, including enrollment, member eligibility verification, provider rosters, claims status inquiries, and referrals and authorizations.
     We have decided to implement significant enhancements to our existing healthcare information system with recently made available technology from our current vendor to best meet our future information system needs and comply with all HIPAA requirements. These enhancements include advanced software to facilitate patient case management and provide our healthcare providers with self-serve capabilities through the Internet. We expect all parties involved to benefit from the efficiencies of our improved information systems.
Marketing and Sales
     CompCare’s Marketing and Sales efforts are led by the Chief Development Officer under the direction of the Chief Executive Officer. In addition, the Company has completed one year of a two-year contract with Health Alliance Network for consultation and direct sales to commercial and Medicare prospective clients. We have further expanded our sales capacity through a contract with Hythiam, Inc., which funds two additional sales positions dedicated to Substance Abuse Disease Management utilizing the Prometa™ Protocol. The Company will continue to dedicate its resources to expand sales staff and marketing efforts.
     Sales strategy focuses on matching our solutions to the needs identified by our potential clients. Sales are highly technical and complex, involving many stakeholders within an organization. The sales cycle is 12-18 months. Sales leads may be generated by our Business Development staff, our operations staff, consultants, cold calls, prior business relationships or from recommendations by existing clients. The Company attends trade shows within geographic areas in which we conduct business and reaches out to contacts known to the Company, its consultants and its investors. Proposals in response to Requests for Proposals from prospective commercial and public sector clients are prepared by our sales staff and presented by our Chief Development Officer. In addition, the Company maintains permanent marketing outreach through our website, www.compcare.com.
Administration and employees
     Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and member service functions. Provider management, account management, and certain clinical and utilization management functions are also performed in our Texas office. We currently employ approximately 60 full-time and 10 part-time employees.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
responsible for seeking the advice and, in appropriate situations, the approval of the Board with respect to extraordinary actions to be undertaken by the Company.
Available Information
     The Company’s stockholder website is www.compcare-shareholders.com. The Company makes available free of charge, through a link to the SEC Internet site, our annual, quarterly, and current reports, and any amendments to these reports, as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4, and 5. Information contained on our website or linked through our website is not part of this report on Form 10-K.
Code of Ethics
     We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics can be found on our website at www.compcare-shareholders.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our website.
Item 1A. RISK FACTORS
Important Factors Related to Forward-Looking Statements and Associated Risks
This Annual Report on Form 10-K contains certain forward-looking statements that are based on our current expectations and plans. Although we believe our expectations and plans are reasonable and made in good faith, we can provide no assurance that they will be achieved. Our forward-looking statements are not guarantees of future performance and would be significantly affected by the material risk factors set forth below and other risks described in our public filings with the SEC.
We may not be able to accurately predict utilization of our full-risk contracts resulting in contracts priced at levels insufficient to ensure profitability.
Managed care operations are at risk for costs incurred to provide agreed upon levels of service. Failure to anticipate or control costs could have material, adverse effects on the Company. Providing services on a full-risk capitation basis exposes CompCare to the additional risk that contracts negotiated and entered into may ultimately be unprofitable if utilization levels require us to provide services at capitation rates which do not account for or factor in such utilization levels.
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
Many managed care companies, including eight of our existing clients, provide services to groups covered by Medicaid and/or CHIP programs. Such state controlled programs are susceptible to annual changes in reimbursement rates and eligibility requirements that could ultimately affect companies such as CompCare.
As of May 31, 2006, we managed approximately 517,000 lives in connection with behavioral and substance abuse services covered through CHIP and Medicaid programs in Texas and Medicaid in Florida and Michigan. Of the 517,000 covered lives, 127,000 are related to contracts terminating May 31, 2006. Any changes in CHIP or Medicaid reimbursement could ultimately affect the Company through contract bidding and cost structures with the health plans first impacted by such changes. Benefits available to Texas CHIP recipients were significantly reduced for the five-month period from September 1, 2003 to January 31, 2004 as a result of legislative bills passed by the Texas State legislature. Although subsequent legislation restored the majority of benefits available to CHIP recipients effective February 1, 2004, the temporary reduction in revenues had a negative impact on the Company’s results of operations for the fiscal year ended May 31, 2004. Such changes, if implemented in the future, could have a material, adverse impact on our operations. Additionally, we cannot predict which states in which we operate may pass legislation that would reduce our revenue through changes in the reimbursement rates or in the number of

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
eligible participants. In either case, we may be unable to reduce our costs to a level that would allow us to maintain current gross margins specific to our Medicaid and CHIP programs.
Because providers are responsible for claims submission, the timing of which is uncertain, we must estimate the amount of claims incurred but not reported.
Our costs of care include estimated amounts for claims incurred but not reported (IBNR). The IBNR is estimated using an actuarial paid completion factor methodology and other statistical analyses that we continually review and adjust, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. Our estimates of IBNR may be inadequate in the future, which would negatively affect results of operations. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results may differ materially from the estimated amounts reported.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our operating results.
The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting. Our future testing or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, which would require additional financial and management resources.
A failure of our information systems would significantly impair our ability to serve our customers and manage our business.
An effective and secure information system, available at all times, is vital to our health plans and their members. We depend on our computer systems for significant service and management functions, such as providing membership verification, monitoring utilization, processing provider claims, and providing regulatory data and other client and managerial reports. Any loss of availability of our current information system would cause a disruption in operations and impact our performance.
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
We currently have contracts with eight health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. These combined contracts represent approximately 87.0% and 78.3% of our operating revenue for the fiscal years ended May 31, 2006 and May 31, 2005, respectively, one of which represented more than 20% of our operating revenues during our fiscal year ended May 31, 2006. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, would negatively affect the financial condition of the Company.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
Historically we have generally experienced increased utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such a variation in utilization impacts our costs of care during these months, generally having a negative impact on our gross margins and operating profits during the fourth quarter.
We are dependent on our executive officers and other key employees.
Our operations are highly dependent on the efforts of our senior executive officers. The loss of their leadership, knowledge and experience could negatively impact our operations.
Currently, our Series A Preferred Shareholder is able to exercise decisive influence over our major corporate decisions.
Woodcliff, as a result of its purchase of 14,400 shares of our Series A Shares, $50.00 par value, beneficially owned capital stock representing approximately 41.8% of the Company’s voting power as of May 31, 2006 and has the right to designate a majority of the members of our Board of Directors (see “Changes in Capitalization” in Part I, Item 1 “Business”). As a result, holders of our common stock are subject to the following risks, among others:
•	Woodcliff can exercise decisive influence over the election of directors;

•	Woodcliff can exercise decisive influence over major decisions involving the Company and its assets; and

•	Woodcliff may have interests that differ from those of the Company’s other stockholders.
The holders of our Series A Shares have significant rights and preferences over the holders of the common stock.
The holders of our Series A Shares are entitled to receive dividends when declared by our Board of Directors. The payment of these dividends will take priority over any payment of dividends on our common stock. The holders of our Series A Shares will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up. The aggregate amount of that senior claim is approximately $3.6 million as of May 31, 2006 and will increase thereafter if such preferred stock accrues dividends and if we issue additional shares of such preferred stock to Woodcliff pursuant to the terms of the Securities Purchase Agreement for the Series A Shares.
The holders of our Series A Shares have other rights and preferences, including the following:
•	to convert their preferred stock into an increased number of shares of common stock as a result of antidilution adjustments;

•	to vote together with the holders of the common stock on an “as-converted” basis on all matters;

•	to designate representatives to be appointed to our board of directors and, voting together as a single class, to elect up to five directors; and

•	to prevent the creation and issuance of capital stock with rights equal to or superior to those of the Series A Shares.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
We may be unable to sell the eye care memberships in which case our financial results will suffer to the extent we have revenue from such memberships that is less than the cost we paid to acquire them.
We are actively marketing the eye care memberships we acquired in November 2004, but our efforts have not yet been successful. At May 31, 2006 we reduced the carrying value of these memberships in our financial records by one-half, or $62,500, to reflect the lack of sales. If our marketing plan is not successful with respect to selling these memberships, we may have to write off the remaining value. There can be no assurance the Company will sell a quantity of memberships at prices that will allow us to recover the $125,000 cost.
The price of our common stock may be adversely affected by our small public capitalization.
The size of our public market capitalization is relatively small, and the volume of our shares that are traded is low. These factors could cause significant fluctuation in the trading of our stock, which may adversely affect the price of our common stock.
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
Item 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
Item 2. PROPERTIES
     We do not own any real property. The following table sets forth certain information regarding our leased properties as of May 31, 2006. All leases are full service leases under which CompCare bears only those costs of operations and property taxes exceeding the base-year expenses.

		Monthly Base
	Lease	Rent
Name and Location	Expires	(in Dollars)
Corporate Headquarters, Regional, Administrative, and Other Offices
Tampa, Florida, Corporate Headquarters	2008	$20,421
Grand Prairie, Texas	2006 *	6,474

*	In June 2006, we renewed our Grand Prairie office lease for an additional two years beginning August 1, 2006 at a monthly base rate of $3,086.
Item 3. LEGAL PROCEEDINGS
     From time to time, the Company and its subsidiaries may be parties to, and their property may be subject to, ordinary, routine litigation incidental to their business. Claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. Management is not aware of any such lawsuits that could have a material adverse impact on the Company’s consolidated financial statements.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders of the Company.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
PART II

Item 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Market Information — Our common stock is traded on the Over-The-Counter Bulletin Board (“OTC-BB”) under the symbol CHCR. The following table sets forth the range of high and low bid quotations for the common stock, as reported by the OTC-BB, for the fiscal quarters indicated. The market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

		Price
Fiscal Year		High	Low
2006	First Quarter	$2.50	1.50
	Second Quarter	2.10	1.25
	Third Quarter	1.65	1.10
	Fourth Quarter	2.55	1.40

2005	First Quarter	$1.60	1.20
	Second Quarter	1.60	1.10
	Third Quarter	1.50	1.05
	Fourth Quarter	2.00	1.45
(b)	Holders — As of August 14, 2006, the Company had 1,383 holders of record of our common stock.

(c)	Dividends — The Company did not pay any cash dividends on its common stock during any quarter of fiscal year 2006, 2005, or 2004 and does not contemplate the initiation of payment of any cash dividends in the foreseeable future. The holder of record of our Series A Shares are entitled to receive dividends in preference to the holders of our common stock and any of our equity securities ranking junior to our Series A Shares, when and if declared by our Board. If declared, holders of our Series A Shares will receive dividends in an amount equal to the amount that would have been payable had the Series A Shares been converted into shares of our common stock immediately prior to the declaration of such dividend. No dividends shall be authorized, declared, paid or set apart for payment on any class or series of the Company’s stock ranking, as to dividends, on a parity with or junior to the Series A Shares for any period unless full cumulative dividends have been, or contemporaneously are, authorized, declared, paid or set apart in trust for such payment on the Series A Shares. In addition, as long as a majority of the 14,400 shares of our Series A Shares are outstanding, we cannot declare or pay any dividend or other distribution with respect to any equity securities without the affirmative vote of holders of at least 50% of the outstanding shares of Series A Shares. (see Item 7. “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”).

(d)	The equity compensation plan information contained in Item 12 of Part III of this Annual Report is incorporated herein by reference.
Unregistered Sales of Equity Securities and Use of Proceeds
     On March 1, 2006, we issued 6,000 shares of our common stock in exchange for marketing services provided to the Company by a vendor who accepted the shares in lieu of $12,000 in cash compensation. Additionally on March 31, 2006, we issued 15,000 shares of our common stock in exchange for marketing services provided to the Company by a vendor who accepted the shares in lieu of $15,000 in cash compensation. The foregoing sales of securities were made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a “public offering.”

Item 6. SELECTED FINANCIAL DATA
     Prior to fiscal 1993, CompCare principally engaged in the ownership, operation, and management of psychiatric and substance abuse programs in Company owned, leased, or unaffiliated hospitals. During fiscal 1999, we completed our plan to dispose of our hospital business segment. Fiscal 2004 results include a $387,000 charge related to such discontinued operations (see Note 10 – “Discontinued Operations” to the audited, consolidated financial statements).
     Fiscal 2003 results include a $7.7 million, non-operating gain related to a settlement with the Internal Revenue Service (IRS). Additionally, fiscal 2003 results include a $470,000 gain included in discontinued operations, related to the settlement of one matter, covering our fiscal years 1983 through 1986, involving Medi-Cal reimbursements paid to Brea Neuropsychiatric Hospital, a facility owned by the Company until its disposal in fiscal year 1991.
     The selected consolidated financial data that follows should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

	Year Ended May 31,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Consolidated Statements of Operations Data:
Operating revenues	$23,956	$24,473	$27,583	$32,104	$27,625
Costs and expenses:
Healthcare operating expenses	20,562	21,298	24,178	29,201	24,625
General and administrative expenses	3,316	3,078	3,385	3,459	3,544
(Recovery of) provision for doubtful accounts	(88)	(4)	(7)	20	(112)
Depreciation and amortization	87	96	107	195	342

	23,877	24,468	27,663	32,875	28,399

Operating income (loss) from continuing operations before items shown below	79	5	(80)	(771)	(774)
Other income (expenses):
Net gain on IRS settlement	—	—	—	7,717	—
Loss in connection with prepayment of note receivable	—	—	(20)	—	—
Loss from software development	(123)	—	—	—	—
Loss on impairment of investment	(17)	(118)	—	—	—
Gain on sale of assets	—	—	—	4	—
Loss on sale of assets	—	—	—	(5)	—
Other non operating income, net	66	88	1	34	40
Interest income	78	15	26	47	88
Interest expense	(186)	(206)	(215)	(181)	(178)

(Loss) income from continuing operations before income taxes	(103)	(216)	(288)	6,845	(824)
Income tax expense	78	52	102	20	1

(Loss) income from continuing operations	(181)	(268)	(390)	6,825	(825)
(Loss) income from discontinued operations	—	—	(387)	633	—

(Loss) income before cumulative effect of change in accounting principle	(181)	(268)	(777)	7,458	(825)
Cumulative effect of change in accounting principle	—	—	—	—	55

Net (loss) income attributable to common stockholders	$(181)	$(268)	$(777)	$7,458	$(770)

(Loss) income per common share — basic:
(Loss) income from continuing operations	$(0.03)	$(0.05)	$(0.09)	$1.75	$(0.21)
(Loss) income from discontinued operations	—	—	(0.09)	0.16	—
Cumulative effect of change in accounting principle	—	—	—	—	0.01

Net (loss) income	$(0.03)	$(0.05)	$(0.18)	$1.91	$(0.20)

(Loss) income per common share — diluted:
(Loss) income from continuing operations	$(0.03)	$(0.05)	$(0.09)	$1.57	$(0.21)
(Loss) income from discontinued operations	—	—	(0.09)	0.15	—
Cumulative effect of change in accounting principle	—	—	—	—	0.01

Net (loss) income	$(0.03)	$(0.05)	$(0.18)	$1.72	$(0.20)

Balance Sheet Data:
Working capital (deficit)	$120	$(3,589)	$(4,098)	$(4,447)	$(12,275)
Total assets	8,182	6,448	6,225	6,379	11,399
Total long-term debt and capital lease obligations	2,432	2,375	2,364	2,298	2,264
Stockholders’ deficit	$(743)	$(4,117)	$(4,725)	$(4,990)	$(12,519)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This Annual Report on Form 10-K includes forward-looking statements, the realization of which may be impacted by certain important factors discussed previously under Item 1A “Risk Factors — Important Factors Related to Forward-Looking Statements and Associated Risks.”
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
     We currently depend, and expect to continue to depend in the near future, upon a relatively small number of customers for a significant percentage of our operating revenues. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations. In the past, some of our customers have terminated their arrangements with us or have significantly reduced the amount of services requested from us. There can be no assurance that present or future customers will not terminate their arrangements with us or significantly reduce the amount of services requested from us. Any such termination of a relationship or reduction in use of our services could have a material adverse effect on our results of operations or financial condition (see Item 1A “Risk Factors” and Note 5 — “Major Contracts/Customers” to the audited, consolidated financial statements).
     For the fiscal year ended May 31, 2006, the Company reported a loss from continuing operations and net loss of $181,000, or $0.03 loss per share (basic and diluted). During the comparable period of the prior fiscal year, the Company reported a loss from continuing operations and net loss of $268,000, or $0.05 loss per share (basic and diluted).
     The following table sets forth our operating income (loss) for the fiscal years ended May 31, 2006, 2005 and 2004:

	Consolidated	Consolidated	Consolidated
	Operations	Operations	Operations
	Fiscal 2006	Fiscal 2005	Fiscal 2004
	(Amounts in thousands)
Operating revenues:
Capitated contracts	$23,044	$22,062	$23,580
Non-capitated sources	912	2,411	4,003

Total operating revenues	23,956	24,473	27,583

Operating expenses:
Healthcare operating expenses:
Claims expense (1)	16,250	16,379	18,175
Other healthcare operating expenses (1)	4,312	4,919	6,003

Total healthcare operating expenses	20,562	21,298	24,178
General and administrative expenses	3,316	3,078	3,385
Other operating expenses	(1)	92	100

	23,877	24,468	27,663

Operating income (loss)	$79	$5	$(80)

(1)	Claims expense reflects the costs of revenue of capitated contracts, and other healthcare operating expenses reflects the cost of revenue of capitated and non-capitated contracts.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Results of Operations —Year Ended May 31, 2006 as Compared to the Year Ended May 31, 2005.
     The Company reported operating income of $79,000 and a net loss of $181,000, or $0.03 loss per share (basic and diluted) for the fiscal year ended May 31, 2006, compared to operating income of $5,000 and a net loss of $268,000, or $0.05 loss per share (basic and diluted), for the fiscal year ended May 31, 2005. Capitated contract revenues increased 4.5% or approximately $1.0 million to $23.0 million for the year ended May 31, 2006 compared to $22.0 million for the year ended May 31, 2005. This increase in revenue is primarily attributable to additional business from existing clients in Indiana and new customers in Pennsylvania and Maryland, but was partially offset by the termination of our Connecticut contract, the loss of which accounted for $1.9 million less revenue in fiscal 2006 than in fiscal 2005. Non-capitated revenue declined 62.2%, or $1.5 million, to $0.9 million for the fiscal year ended May 31, 2006, compared to $2.4 million for the same period of fiscal 2005. The decrease is primarily attributable to the loss of two management services only customers in Michigan and an ASO client in Texas.
     Claims expense on capitated contracts decreased approximately $129,000 or 0.8% for the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005. The reduction is due to decreased utilization of covered services. Claims expense as a percentage of capitated revenues decreased from 74.2% for the fiscal year ended May 31, 2005 to 70.5% for the fiscal year ended May 31, 2006. Other healthcare operating expenses, which are incurred to service both capitated and non-capitated contracts, decreased approximately $607,000, or 12.3%, due to staff reductions in response to the loss of revenues in Michigan, Connecticut and Texas. As a percentage of total revenue, other healthcare operating expenses decreased from 20.1% for fiscal 2005 to 18.0% for fiscal 2006.
     General and administrative expenses increased by $238,000, or 7.7%, for the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005. This increase is primarily attributable to indirect costs of the June 2005 sale of Series A Preferred Stock, increased costs for marketing consultants engaged to obtain additional commercial business, and legal expenses associated with the Company’s 2005 Annual Meeting and changes to the corporate charter. General and administrative expense as a percentage of operating revenue increased from 12.6% for the fiscal year ended May 31, 2005 to 13.8% for the fiscal year ended May 31, 2006.
Results of Operations —Year Ended May 31, 2005 as Compared to the Year Ended May 31, 2004.
     The Company reported operating income of $5,000 and a net loss of $268,000, or $0.05 loss per share (basic and diluted) for the fiscal year ended May 31, 2005, compared to an operating loss of $80,000 and a net loss of $777,000, or $0.18 loss per share (basic and diluted), for the fiscal year ended May 31, 2004. Capitated contract revenues decreased by 6.4%, or approximately $1.5 million, to $22.1 million for the fiscal year ended May 31, 2005 compared to $23.6 million for the fiscal year ended May 31, 2004. This decrease is primarily attributable to the loss of one major customer in Florida that accounted for $4.4 million of revenue during the fiscal year ended May 31, 2004, offset partially by increased revenues primarily in Connecticut and Texas. Non-capitated revenue declined 39.8% or approximately $1.6 million to $2.4 million for the fiscal year ended May 31, 2005, compared to $4.0 million for the same period of fiscal 2004. This decrease is attributable to the loss of ASO clients in Michigan and Texas.
     Claims expense on capitated contracts decreased approximately $1.8 million or 9.9% for the fiscal year ended May 31, 2005 as compared to the fiscal year ended May 31, 2004, due to a reduction in capitated revenues and the loss of one major contract in Florida that consistently returned a high medical loss ratio. Claims expense as a percentage of capitated revenues decreased from 77.1% for the fiscal year ended May 31, 2004 to 74.2% for the fiscal year ended May 31, 2005. Other healthcare operating expenses, which are incurred to service both capitated and non-capitated contracts, decreased approximately $1.1 million, or 18.1%. This decrease is attributable to lower personnel costs resulting from restructuring our regional and corporate operations. As a percentage of total revenue, other healthcare operating expenses decreased from 21.8% for fiscal 2004 to 20.1% for fiscal 2005.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Seasonality of Business
     Historically, we have experienced increased utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such a variation in utilization impacts our costs of care during these months, generally having a negative impact on our gross margins and operating profits during the fourth quarter. During the first fiscal quarter of our 2006 fiscal year, we experienced higher than expected utilization costs as compared to the first quarter in the previous two fiscal years. We have attempted to address these high first quarter utilization costs through rate increases with certain of our clients. We cannot assure you, however, that we will not continue to experience increased utilization costs in our first and fourth fiscal quarters compared to other quarters.
Liquidity and Capital Resources
     During the fiscal year ended May 31, 2006, $1.6 million in cash was used in continuing operations, primarily in the payment of accrued claims related to the Company’s contract with a Connecticut HMO that ended December 31, 2005. Approximately $55,000 was utilized in discontinued operations. Cash used in investing activities is comprised of $25,000 in additions to property and equipment. Cash provided by financing activities consists primarily of $3.4 million in net proceeds from the June 2005 sale by the Company of 14,400 shares of its Series A Convertible Preferred Stock, $50.00 par value, to one investor. As a result management believes the Company has sufficient working capital to sustain current operations and meet the Company’s current obligations during fiscal 2007.
     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $2.8 million accrued claims payable amount reported as of May 31, 2006.
     The following is a schedule at May 31, 2006 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements, and other long-term obligations:
Commitments and Contractual Obligations

	Payments Due by Period
		Less
		Than 1	1 — 3	4 — 5	After 5
	Total	Year	Years	Years	Years
	(Amounts in thousands)
Long-term Debt Obligations (a)	$2,244	—	—	2,244	—
Capital Lease Obligations and related interest	210	83	72	55	—
Operating Lease Obligations	734	286	448	—	—

Total	$3,188	369	520	2,299	—

(a)	Excludes 7 1/2% in interest payable semi-annually in April and October (see Note 13 — “Long-term Debt” to the audited, consolidated financial statements).
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     We believe our accounting policies specific to our revenue recognition, accrued claims payable and claims expense, premium deficiencies, marketable securities, and goodwill involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 2 — “Summary of Significant Accounting Policies” to the audited, consolidated financial statements).
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
Accrued Claims Payable and Claims Expense
     Healthcare operating expenses are composed of claims expense and other healthcare expenses. Claims expense includes amounts paid to hospitals, physician groups and other licensed behavioral healthcare professionals. Other healthcare operating expenses include items such as information systems, case management and quality assurance, attributable to both capitated and non-capitated contracts.
     The cost of behavioral health services is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR. The Company contracts with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. The Company determines that a member has received services when the Company receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. The Company then determines whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of our employees. If all of these requirements are met, the claim is entered into the Company’s claims system for payment and the associated cost of behavioral health services is recognized.
     Accrued claims payable consists primarily of reserves established for reported claims and IBNR claims, which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving a range of estimates, management considers qualitative factors, authorization information, and an actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. The accrued claims payable ranges were between $2.6 and $2.8 million at May 31, 2006, between $3.5 and $3.8 million at May 31, 2005, and between $3.6 and $3.8 million at May 31, 2004. To determine the best estimates, management reviews utilization statistics, authorized healthcare service data, calculated completion factors and other data available at and subsequent to the balance sheet dates. The best estimates for the fiscal years ended May 31, 2006, 2005 and 2004 were $2.8 million, $3.7 million and $3.6 million. The Company has used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last three fiscal years.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     The following table provides a reconciliation of the beginning and ending balance of accrued claims payable for the fiscal years ended May 31, 2006, 2005, and 2004:

	May 31,
	2006	2005	2004
	(Amounts in thousands)
Beginning accrued claims payable	$3,730	$3,647	$4,103
Claims expense:
Current year	16,174	16,854	18,085
Prior year	76	(475)	90

Total claims expense	16,250	16,379	18,175

Claims payments:
Current year	13,384	13,124	14,438
Prior year	3,806	3,172	4,193

Total claims payments	17,190	16,296	18,631

Ending accrued claims payable	$2,790	$3,730	$3,647

     Accrued claims payable at May 31, 2006, 2005 and 2004 comprises approximately $1.1 million, $1.8 million and $1.6 million, respectively, of submitted and approved claims which had not yet been paid, and $1.7 million, $1.9 million and $2.0 million for IBNR claims, respectively. Changes in prior year claims expense were primarily due to changes in utilization patterns and changes in claim submission timeframes by providers. Management considers these changes in claims expenses to be immaterial when compared to the total claims expenses incurred in prior years.
     Many aspects of our business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment. Actual claims incurred could differ from the estimated accrued claims payable amount presented. The following are factors that would have an impact on future operations and financial condition of the Company:
•	Changes in utilization patterns

•	Changes in healthcare costs

•	Changes in claims submission timeframes by providers

•	Success in renegotiating contracts with healthcare providers

•	Occurrence of catastrophes

•	Changes in benefit plan design

•	The impact of present or future state and federal regulations
     A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at May 31, 2006 could increase our claims expense by approximately $66,000 as illustrated in the table below:

Change in Healthcare Costs:
(Decrease)
(Decrease)	Increase
Increase	In Claims Expense
(5%)	($66,000)
5%	$66,000

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide — Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the twelve months ended May 31, 2006, the Company did not have any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.
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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment,” which requires companies to record compensation expense for stock options issued to employees or non-employee directors at an amount determined by the fair value of the options. Beginning with its 2007 fiscal year, the Company will recognize compensation expense ratably over the remaining vesting period for any outstanding and unvested options existing at June 1, 2006, and over the full vesting period for options issued thereafter. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the consolidated financial statements.
CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this annual report on Form 10-K and in other Company reports, Securities and Exchange Commission (SEC) filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning the Company’s anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
behavioral healthcare contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in other Company reports, SEC filings, statements, and presentations. These risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, the profitability of our capitated contracts, cost of care, seasonality, the risk that any definitive agreements or additional business will result from letters of intent entered into by the Company, and other risks detailed from time to time in the Company’s SEC reports.
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
Years Ended May 31, 2006, 2005 and 2004

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Comprehensive Care Corporation
     We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and Subsidiaries as of May 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the fiscal years ended May 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and Subsidiaries as of May 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the fiscal years ended May 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.
/s/ Kirkland, Russ, Murphy & Tapp P.A.
Clearwater, Florida
August 3, 2006

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	May 31,
	2006	2005
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,463	3,695
Restricted cash	589	—
Marketable securities	1	11
Accounts receivable, less allowance for doubtful accounts of $0 and $5, respectively	153	113
Accounts receivable – managed care reinsurance contract	—	372
Other current assets	476	481

Total current assets	6,682	4,672

Property and equipment, net	251	384
Note receivable	55	—
Goodwill, net	991	991
Restricted cash	—	72
Other assets	203	329

Total assets	$8,182	6,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,198	1,310
Accrued claims payable	2,790	3,730
Accrued reinsurance claims payable	2,526	3,191
Income taxes payable	48	30

Total current liabilities	6,562	8,261

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	119	60

Total long-term liabilities	2,363	2,304

Total liabilities	8,925	10,565

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; 14,400 issued	720	—
Common stock, $0.01 par value; authorized 30,000,000 and 12,500,000 shares, respectively; issued and outstanding 5,898,707 and 5,582,547, respectively	59	56
Additional paid-in capital	56,645	53,813
Accumulated deficit	(58,167)	(57,986)

Total stockholders’ deficit	(743)	(4,117)

Total liabilities and stockholders’ deficit	$8,182	6,448

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended May 31,
	2006	2005	2004
	(Amounts in thousands, except per share data)
Operating Revenues	$23,956	24,473	27,583

Costs and Expenses:
Healthcare operating expenses	20,562	21,298	24,178
General and administrative expenses	3,316	3,078	3,385
Recovery of doubtful accounts	(88)	(4)	(7)
Depreciation and amortization	87	96	107

	23,877	24,468	27,663

Operating income (loss) before items shown below	79	5	(80)
Other income (expense):
Loss from software development	(123)	—	—
Loss in connection with collection of notes receivable	—	—	(20)
Loss on impairment — investment in marketable securities	(17)	(118)	—
Other non-operating income, net	66	88	1
Interest income	78	15	26
Interest expense	(186)	(206)	(215)

Loss from continuing operations before income taxes	(103)	(216)	(288)
Income tax expense	78	52	102

Loss from continuing operations	(181)	(268)	(390)
Loss from discontinued operations	—	—	(387)

Net loss	$(181)	(268)	(777)

Loss per common share — basic:
Loss from continuing operations	$(0.03)	(0.05)	(0.09)
Loss from discontinued operations	—	—	(0.09)

Net loss	$(0.03)	(0.05)	(0.18)

Loss per common share — diluted:
Loss from continuing operations	$(0.03)	(0.05)	(0.09)
Loss from discontinued operations	—	—	(0.09)

Net loss	$(0.03)	(0.05)	(0.18)

Weighted average common shares outstanding:

Basic	5,808	4,935	4,284

Diluted	5,808	4,935	4,284

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)

					Additional			Total
	Preferred stock		Common Stock		Paid-In	Accumulated	Deferred	Stockholders’
	shares	amount	Shares	Amount	Capital	Deficit	compensation	Deficit
Balance, May 31, 2003	—	$—	3,937	$39	51,928	(56,941)	(16)	(4,990)
Net loss			—	—	—	(777)	—	(777)
Shares issued in connection with private placement	—	—	700	7	964	—	—	971
Compensatory stock options and warrants granted to non-employees	—	—	20	1	50	—	(4)	47
Amortization of deferred compensation	—	—	—	—	—	—	16	16
Exercise of stock options	—	—	16	—	8	—	—	8

Balance, May 31, 2004	—	$—	4,673	$47	52,950	(57,718)	(4)	(4,725)
Net loss	—	—	—	—	—	(268)	—	(268)
Shares issued in connection with private transactions	—	—	775	8	535	—	—	543
Compensatory stock options and warrants granted to non-employees	—	—	18	—	31	—	—	31
Amortization of deferred compensation	—	—	—	—	—	—	4	4
Warrants issued in connection with private transaction	—	—	—	—	234	—	—	234
Exercise of stock options	—	—	117	1	63	—	—	64

Balance, May 31, 2005	—	$—	5,583	$56	53,813	(57,986)	—	(4,117)
Net loss	—	—	—	—	—	(181)	—	(181)
Shares issued in connection with private transactions	14	720	—	—	2,650	—	—	3,370
Compensatory stock issued to non-employees	—	—	34	—	53	—	—	53
Exercise of stock options	—	—	282	3	129	—	—	132

Balance, May 31, 2006	14	$720	5,899	$59	56,645	(58,167)	—	(743)

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended May 31,
	2006	2005	2004
	(Amounts in thousands)
Cash flows from operating activities:
Loss from continuing operations	$(181)	(268)	(390)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	87	96	107
Asset writedown – eye care memberships	63	—	—
Loss on impairment – investment in marketable securities	17	118	—
Amortization of deferred revenue	(58)	(75)	—
Loss from software development	123	—	—
Loss in connection with prepayment of note receivable	—	—	20
Compensation expense – stock issued	53	31	33
Compensation expense – stock options and warrants issued	—	4	31
Changes in assets and liabilities:
Accounts receivable, net	(40)	78	(116)
Accounts receivable – managed care reinsurance contract	372	181	(199)
Other current assets, restricted cash, and other assets	(425)	9	(4)
Accounts payable and accrued liabilities	(23)	(377)	(270)
Accrued claims payable	(940)	83	(456)
Accrued reinsurance claims payable	(665)	8	66
Income taxes payable	18	5	10

Net cash used in continuing operations	(1,599)	(107)	(1,168)
Net cash used in discontinued operations	(55)	(151)	(88)

Net cash used in continuing and discontinued operations	(1,654)	(258)	(1,256)
Cash flows from investing activities:
Payment received on note for sale of property and equipment, net	—	—	139
Additions to property and equipment, net	(25)	(45)	(210)

Net cash used in investing activities	(25)	(45)	(71)

Cash flows from financing activities:
Proceeds from the issuance of common stock	3,502	841	979
Repayment of other liabilities	(55)	(52)	(33)

Net cash provided by financing activities	3,447	789	946

Net increase (decrease) in cash and cash equivalents	1,768	486	(381)
Cash and cash equivalents at beginning of year	3,695	3,209	3,590

Cash and cash equivalents at end of year	$5,463	3,695	3,209

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$187	206	205

Income taxes	$60	48	92

Noncash financing and investing activities:
Property acquired under capital leases	$131	43	76

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 1 — Description of the Company’s Business and Basis of Presentation
     Comprehensive Care Corporation (the “Company” or “CompCare”) is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the “Company” include Comprehensive Behavioral Care, Inc. (“CBC”) and subsidiary corporations. The Company, primarily through its wholly owned subsidiary, CBC, provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. The Company manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, Medicaid and CHIP members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The Company also provides prior and concurrent authorization for physician-prescribed psychotropic medications for a major Medicaid HMO in Indiana and Michigan. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for its services includes both private and governmental entities. The Company’s services are provided primarily by unrelated vendors on a subcontract basis. The Company’s fiscal year ended May 31, 2006 (“fiscal 2006”).
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
Revenue Recognition
     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company relies extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 96.2%, or $23.0 million, of revenue for the fiscal year ended May 31, 2006, 90.2%, or $22.1 million, of revenue for the fiscal year ended May 31, 2005, and 85.5%, or $23.6 million, of revenue for the fiscal year ended May 31, 2004. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.
Healthcare Expense Recognition
     Healthcare operating expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported. See “Accrued Claims Payable and Claims Expense” for a discussion of claims incurred but not yet reported. The Company contracts with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. The Company determines that a member has received services when the Company receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. The Company then determines that the member is eligible to receive such services, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees. If all of these requirements are met, the claim is entered into the Company’s claims system for payment.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the twelve months ended May 31, 2006, the Company did not have any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.
Cash and Cash Equivalents
     At May 31, 2006, cash in excess of daily requirements was invested in short-term, overnight investments. Such investments totaled $1.0 million and are included in cash equivalents in the accompanying consolidated balance sheet. At May 31, 2005, cash and cash equivalents consist entirely of funds on deposit in savings and checking accounts at major financial institutions.
Restricted Cash
     At May 31, 2006, restricted cash consists of a $514,000 deposit required under the terms of a contract with one existing client for the purpose of paying claims within the next twelve months and a $75,000 deposit required in accordance with the Company’s Tampa office lease, which expired May 31, 2006. Approximately $463,000 of the claims payment deposit was released to the Company and disbursed subsequent to May 31, 2006, and the lease deposit was returned to the Company in its entirety in June 2006. At May 31, 2005, non-current restricted cash consisted solely of the Tampa office lease deposit.
Marketable Securities
     The Company’s marketable securities, which is comprised of one “available for sale” security received in lieu of cash compensation for consulting services provided by the Company to one party, are reflected in the consolidated balance sheets at fair market value, with unrealized gains or losses, if any, included in other comprehensive income within stockholders’ deficit. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income (expense). At May 31, 2006 and 2005, management determined that the loss on investment in marketable securities is other than temporary in nature and as such, the Company recognized impairment losses of approximately $17,000 and $118,000, respectively. Factors considered in determining whether the loss was other than temporary included the financial condition of the issuer, the fact that this investment has been in a continuous unrealized loss position since November 2004 when the Company acquired this security, and the Company’s intent to hold this investment for a period of time sufficient to allow for any anticipated recovery. At May 31, 2006 and 2005, the carrying values of approximately $1,000 and $11,000, respectively, are equal to the fair values of this security. As such, the Company has no unrealized gains or losses at May 31, 2006.
Property and Equipment
     Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives ranging from 3 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Depreciation and amortization expense was $87,000, $96,000, and $107,000 for the fiscal years ended May 31, 2006, 2005 and 2004, respectively.
Goodwill
     Goodwill represents the cost in excess of the fair value of net assets acquired in purchase transactions. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is periodically evaluated for impairment to carrying amount, with decreases in carrying amount

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
recognized immediately. The Company reviews goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The test for impairment of goodwill requires the Company to make estimates about fair value, which are based on projected future cash flows. The Company performed an annual impairment test as of May 31, 2006 and 2005 and determined that no impairment of goodwill had occurred as of such dates.
Accrued Claims Payable
     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated accrued claims payable amount reported as of May 31, 2006 and 2005. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.
Accrued Reinsurance Claims Payable
     The accrued reinsurance claims payable liability represents amounts payable to providers under a state reinsurance program associated with the Company’s contract to provide behavioral healthcare services to members of a Connecticut HMO. The Company’s contract with the HMO ended December 31, 2005 (see Note 5 (1) – Major Contracts/Customers).
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
Stock Options
     The Company issues stock options to its employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder approved stock option plans. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “ Accounting for Stock-Based Compensation-Transitional Disclosure,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options (“APB 25”). Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. No stock-based employee compensation cost is reflected in net loss, as all options granted under the Company’s employee stock options plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Fiscal Year Ended May 31,
	2006	2005	2004
	(in thousands except for per share
	information)
Net loss, as reported	$(181)	$(268)	$(777)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(212)	(303)	(172)

Pro forma net loss	$(393)	$(571)	$(949)

Loss per common share:
Basic – as reported	$(0.03)	$(0.05)	$(0.18)

Basic – pro forma	$(0.07)	$(0.12)	$(0.22)

Diluted – as reported	$(0.03)	$(0.05)	$(0.18)

Diluted – pro forma	$(0.07)	$(0.12)	$(0.22)

     The weighted average fair values of options granted were $1.42, $0.93, and $1.31 in fiscal 2006, 2005, and 2004, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.
     The fair value of these options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended May 31,
	2006	2005	2004
Volatility factor of the expected market price of the Company’s common stock	100.8%	95.0%	95.0%
Expected life (in years) of the options	5	5	3, 4, and 5
Risk-free interest rate	4.5%	3.9%	3.6%
Dividend yield	0%	0%	0%
     The fair value of options granted to non-employee consultants is being amortized to expense over the vesting period of the options.
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment,” which requires companies to record compensation expense for stock options issued to employees or non-employee directors at an amount determined by the fair value of the options. Beginning with its 2007 fiscal year, the Company will recognize compensation expense ratably over the remaining vesting period for any outstanding and unvested options existing at June 1, 2006, and over the full vesting period for options issued thereafter.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Per Share data
     In calculating basic loss per share, net loss is divided by the weighted average number of common shares outstanding for the period. For the periods presented, diluted loss per share is equivalent to basic loss per share. The following table sets forth the computation of basic and diluted loss per share in accordance with Statement No. 128, Earnings Per Share:

	Fiscal Year Ended May 31,
	2006	2005	2004
	(Amounts in thousands, except per share information)
Numerator:
Loss from continuing operations	$(181)	(268)	(390)
Loss from discontinued operations	—	—	(387)

Numerator for diluted loss per share available to Common Stockholders	$(181)	(268)	(777)

Denominator:
Weighted average shares	5,808	4,935	4,284
Effect of dilutive securities:
Employee stock options	—	—	—
Warrants	—	—	—

Denominator for diluted income per share-adjusted weighted average shares after assumed exercises	5,808	4,935	4,284

Loss per common share – basic and diluted:
Loss from continuing operations	$(0.03)	$(0.05)	(0.09)
Loss from discontinued operations	—	—	(0.09)

Net loss	$(0.03)	$(0.05)	(0.18)

Fair Value of Financial Instruments
     FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value.
     For cash and cash equivalents, marketable securities, restricted cash, and note receivable, the carrying amount approximates fair value. For long-term debt, the fair value is based on the estimated market price for the convertible debentures on the last day of the fiscal year.
     The carrying amounts and fair values of the Company’s financial instruments at May 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$5,463	5,463	3,695	3,695
Marketable securities	1	1	11	11
Restricted cash	589	589	72	72
Note receivable	79	79	—	—
Liabilities
Long-term debt	$2,244	2,254	2,244	2,237

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 3 – Liquidity
     During the fiscal year ended May 31, 2006, $1.6 million in cash was used in continuing operations, primarily in the payment of accrued claims related to the Company’s contract with a Connecticut HMO that ended December 31, 2005. Approximately $55,000 was utilized in discontinued operations. Cash used in investing activities is comprised of $25,000 in additions to property and equipment. Cash provided by financing activities consists primarily of $3.4 million in net proceeds from the June 2005 sale by the Company of 14,400 shares of its Series A Convertible Preferred Stock, $50.00 par value, to one investor. As a result management believes the Company has sufficient working capital to sustain current operations and meet the Company’s current obligations during fiscal 2007.
Note 4 – Sources Of Revenue
     The Company’s revenue can be segregated into the following significant categories: (amounts in thousands)

	Fiscal Year Ended May 31,
	2006	2005	2004
Capitated contracts	$23,044	$22,062	$23,580
Non-capitated contracts	912	2,411	4,003

Total	$23,956	$24,473	$27,583

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
Note 5 — Major Contracts/Customers
(1) Effective December 31, 2005, the Company experienced the loss of a major contract to provide behavioral healthcare services to the members of a Connecticut HMO. This agreement represented approximately 14.0%, or $3.4 million, 21.6%, or $5.3 million, and 13.7% or $3.8 million of the Company’s operating revenue for the fiscal years ended May 31, 2006, 2005, and 2004, respectively. Additionally, this contract provided that the Company, through its contract with this HMO, received additional funds directly from a state reinsurance program for the purpose of paying providers. During the fiscal years ended 2006, 2005, and 2004 the Company filed reinsurance claims totaling approximately $1.2 million, $2.7 million, and $2.1 million, respectively. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of May 31, 2006 and 2005, the Company has reported $0 and $372,000 as accounts receivable–managed care reinsurance contracts, with $2.5 million and $3.2 million, respectively, reported as accrued reinsurance claims payable in the accompanying balance sheets. The difference between the reinsurance receivable amount and the reinsurance payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If there is no appeal received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. Accrued amounts for non-reinsurance claims incurred but not yet reported are estimated using methods similar to that used for other existing contracts, and totaled approximately $77,000 as of May 31, 2006. This HMO had been a customer since March 2001.
(2) In January 2006 the Company received written notice from a Texas HMO client that the HMO had determined to establish its own behavioral health unit and therefore was canceling services effective May 31, 2006. The Company had served commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members under this contract, which accounted for approximately 22.7%, or $5.4 million, 21.5%, or $5.2 million, and 14.5% or $4.0 million of the Company’s operating revenues during the fiscal years ended May 31, 2006, 2005, and 2004, respectively. The HMO had been a client of the Company since November 1998.
In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 6 — Accounts Receivable
     Accounts Receivable of $153,000 at May 31, 2006 and $118,000 at May 31, 2005 consists of trade receivables resulting from services rendered under managed care capitation contracts. Accounts Receivable – Managed Care Reinsurance Contract of $0 at May 31, 2006 and $372,000 at May 31, 2005 consists of receivables resulting from services rendered under the Connecticut contract (see Note 5(1) – “Major Contracts/Customers”). The following table summarizes changes in the Company’s allowance for doubtful accounts for the fiscal years ended May 31, 2006, 2005 and 2004:

	Balance	Additions		Write-off
	Beginning	Charged To	Recoveries	of	Balance
	of Year	Expense	*	Accounts	End of Year
	(Amounts in thousands)
Year ended May 31, 2006	$5	—	(4)	(1)	—
Year ended May 31, 2005	$10	5	—	(10)	5
Year ended May 31, 2004	$27	10	—	(27)	10

*	Excludes $89,000 in 2006, $9,000 in 2005, and $17,000 in 2004 of recoveries from accounts previously written off.
     Recoveries are reflected on the Company’s consolidated statements of operations as a reduction to the provision for doubtful accounts.
Note 7 – Other Current Assets
     Other current assets consist of the following:

	May 31,
	2006	2005
	(Amounts in thousands)
Accounts receivable – other	$17	38
Deposits	86	—
Prepaid insurance	133	311
Note receivable (1)	24	—
Other prepaid fees and expenses	216	132

Total other current assets	$476	481

(1)	The Company had contracted in March 2004 with a software vendor to design a new managed care information system. In March 2006, after the Company had invested $200,000 of the $370,000 total cost of the new system, the vendor informed the Company that it would not be able to complete the design of the information system within the timeframe required by the Company to meet future information system needs. The Company sought a full refund of amounts paid but to avoid a protracted dispute, negotiated a settlement agreement whereby the vendor is to pay CompCare $2,500 per month for 36 months beginning August 1, 2006 for a total of $90,000. The receivable from this vendor is non-interest bearing and unsecured. The difference between the present value of the 36 monthly payments and the Company’s $200,000 investment has been recorded in the accompanying consolidated statement of operations described as a “loss from software development.” The current portion of the receivable is a component of other current assets while the non-current portion of approximately $55,000 appears as a note receivable in the accompanying consolidated balance sheet at May 31, 2006.
Note 8 – Other Assets
     Other assets consist of the following:

	May 31,
	2006	2005
	(Amounts in thousands)
Deferred costs – eye care memberships	$62	125
Deposits	51	98
Other deferred costs	90	106

Total other assets	$203	329

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 9 — Property and Equipment, net
     Property and equipment, net, consists of the following:

	May 31,
	2006	2005
	(Amounts in thousands)
Furniture and equipment	$2,257	2,936
Leasehold improvements	46	48
Capitalized leases	272	141

	2,575	3,125
Less accumulated depreciation and amortization	(2,324)	(2,741)

Total property and equipment, net	$251	384

Note 10 – Discontinued Operations
     Results for the fiscal year ended May 31, 2004 include a change in estimate resulting in a $387,000 charge recorded in August 2003 related to hospital operations disposed of in prior years, which is included under discontinued operations in the accompanying consolidated financial statements. The charge primarily relates to settlement of the Company’s Fiscal 1999 Medicare cost report for its Aurora, Colorado facility that was sold by the Company during fiscal 1999. The settlement required the Company to repay $400,000 specific to fiscal 1999, less approximately $106,000 in Medicare refunds that were due the Company in connection with its fiscal 1995 and 1996 Medicare cost report settlements for this same Aurora, Colorado hospital. The debt was satisfied by means of an installment payment plan, under which the final payment was made during fiscal 2006.
Note 11 — Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consist of the following:

	May 31,
	2006	2005
	(Amounts in thousands)
Accounts payable	$289	189
Accrued salaries and wages	112	118
Accrued vacation	101	92
Accrued legal and audit	121	96
Short-term portion of capital lease obligations	69	52
Other accrued liabilities	506	763

Total accounts payable and accrued liabilities.	$1,198	1,310

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 12 — Capital Leases
The Company uses capital leases to finance the acquisition of certain computer and telephone equipment. Terms of the leases range from three to five years.

	May 31,
	2006	2005
	(Amounts in thousands)
Classes of property:
Computer equipment	$89	$94
Telephone equipment	183	47

Total equipment cost	272	141
Less: accumulated depreciation	98	59

Net book value	$174	$82

Future minimum lease payments under the capital leases are as follows:

Fiscal year ended May 31, 2007	83
Fiscal year ended May 31, 2008	42
Fiscal year ended May 31, 2009	30
Fiscal year ended May 31, 2010	30
Fiscal year ended May 31, 2011	38

Total minimum lease payments	223
Less: amount representing interest	35

Total obligations under capital leases	188
Less: current installments of capital lease obligations	69

Long–term obligation under capital leases	$119

Note 13 — Long-term Debt
Long-term debt consists of the following:

	May 31,
	2006	2005
	(Amounts in thousands)
7 1/2% convertible subordinated debentures due April, 2010, interest payable semi-annually in April and October*	$2,244	2,244

*	At May 31, 2006, the debentures are convertible into 12,377 shares of common stock at a conversion price of $181.30 per share.
Note 14 — Income Taxes
Provision for income taxes consists of the following:

	Fiscal Year Ended May 31,
	2006	2005	2004
	(Amounts in thousands)
Current:
Federal	$—	—	—
State	78	52	102

	$78	52	102

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     Reconciliation between the provision for income tax and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income tax is as follows:

	Fiscal Year Ended May 31,
	2006	2005	2004
	(Amounts in thousands)
Income tax benefit at the statutory tax rate	$(35)	(73)	(230)
State income tax expense (benefit), net of federal tax effect	74	(8)	(26)
Change in valuation allowance	(16)	—	—
Non-deductible items	38	37	44
Benefit of net operating loss carryforward not recognized	—	96	314
Other	17	—	—

	$78	52	102

Significant components of the Company’s deferred tax assets are as follows:

	May 31,
	2006	2005
	(Amounts in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$1,418	1,347
Accrued expenses	50	78
Loss on impairment — investment in marketable securities	51	45
Employee benefits and options	38	35
Other, net	(30)	76

Total Deferred Tax Assets	1,527	1,581
Valuation Allowance	(1,527)	(1,581)

Net Deferred Tax Assets	$—	—

     At May 31, 2006, the Company’s federal net operating loss carryforwards total approximately $3.7 million resulting from losses incurred in the fiscal years ended May 31, 2002 through 2006, which expire in 2022 through 2026. The Company may be unable to utilize some or all of its allowable tax deductions or losses, which depends upon factors including the availability of sufficient taxable income from which to deduct such losses during limited carryover periods. In June 2005, the Company completed a private placement transaction, which constituted a “change of ownership” under IRS Section 382 rules. As a result, the Company’s ability to use its net operating losses incurred prior to June 14, 2005 is limited to approximately $400,000 per year, with any unused portion to be carried forward to the following year. The Company may be subject to further limitation in the event that the Company issues or agrees to issue substantial amounts of additional equity.
     After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at May 31, 2006 and 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.
Note 15 — Employee Benefit Plan
     The Company offers a 401(k) Plan (the “Plan”), which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed one thousand hours of service are eligible to participate in the Plan. Each participant may contribute from 2% to 50% of his or her compensation to the Plan up to the annual maximum allowed amount, which was $15,000 during Calendar 2006, subject to limitations on the highly compensated employees to ensure the Plan is non-discriminatory. Company contributions are discretionary and are determined by the Company’s management. The Company did not make a matching contribution in fiscal 2006 and 2005. The Company’s employer matching contributions were approximately $2,300 to the Plan in fiscal 2004.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 16 — Preferred Stock, Common Stock, and Stock Option Plans
Preferred Stock
     In June 2005, pursuant to a Securities Purchase Agreement, the Company completed a private transaction for the sale of 14,400 shares of its Series A Convertible Preferred Stock, $50.00 par value, to Woodcliff for an aggregate of $3,600,000 in gross proceeds to the Company. The Company realized net cash proceeds of approximately $3.4 million thereby reducing its working capital deficiency and stockholders’ deficit each by approximately $3.4 million as a result of this transaction. The shares issued in connection with this private placement have not been registered and may be resold pursuant to Rule 144 under the general rules and regulations of the Securities Act of 1933 as amended assuming that all of the conditions and provisions of the rule are complied with. The earliest date that these shares would become eligible for resale without a registration statement would be June 14, 2006. Further, each share of the Series A Shares is convertible into 294.12 shares, or 4,235,328 shares, of the Company’s common stock, subject to anti-dilution and other customary adjustments. If the shares were converted into the Company’s common stock at May 31, 2006, the common stock issuable upon such conversion would represent approximately 41.8% of the Company’s outstanding common stock, excluding exercises of any options or warrants outstanding at such time. Certain members of Woodcliff are non-management employees of the Company. The Securities Purchase Agreement provided that the Company may require Woodcliff to purchase up to approximately 2.95 million shares of the Company’s common stock, subject to the Company attaining certain annual financial targets and satisfying other conditions. For its 2006 fiscal year, the Company did not attain the financial targets necessary to require Woodcliff to purchase 500,000 shares of its common stock. Based on the Company’s financial performance in fiscal 2007, the Company may require Woodcliff to purchase 500,000 shares of its common stock. In addition, during the second quarter of fiscal 2007, the Company will have the right to sell 1.74 million shares of common stock to Woodcliff as long as the Company continues to satisfy certain financial and other conditions.
     As of May 31, 2006, there are 4,340 remaining shares authorized and available to issue. The company is authorized to issue shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series.
Common Stock
     Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, stock options, and warrants are as follows at May 31, 2006:

Convertible debentures(a)	12,377
Convertible preferred stock(b)	4,235,328
Outstanding stock options(c)	1,186,407
Outstanding warrants(d)	406,000
Possible future issuance under stock option plans	1,199,336

Total	7,039,448

(a)	The debentures are convertible into 12,377 shares of common stock at a conversion price of $181.30 per share.

(b)	The Series A Convertible Preferred Stock is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share.

(c)	Options to purchase common stock of the Company have been issued to employees and non-employee Board of Director members with exercise prices ranging from $.25 to $4.00.

(d)	Warrants to purchase common stock of the Company have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging from $1.09 to $5.00.
Stock Option Plans
     The Company currently has two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (“Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
restricted stock grants to eligible employees and consultants to the Company. Grants issued under the Plans may qualify as Incentive Stock Options (“ISOs”) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. Options for Non-statutory Stock Options (“NSOs”) may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of May 31, 2006 under the 2002 Incentive Plan, there were 528,500 shares available for option grants and there were 441,500 options outstanding and exercisable. Additionally, as of May 31, 2006 under the 1995 Incentive Plan, there were no shares available for option grant and there were 514,075 options outstanding and exercisable.
     The Company also has a non-qualified stock option plan for its outside directors (the “Directors’ Plan”). Each non-qualified stock option is exercisable at a price equal to the common stock’s fair market value as of the date of grant. Prior to amendment in February 2006, the Plan awarded initial grants vesting in 25% increments beginning on the first anniversary of the date of grant, and annual grants vesting 100% as of the first annual meeting of stockholders following the date of grant, provided the individual remained a director as of those dates. Subsequent to amendment, outside directors will receive an initial grant upon joining the Board and annual grants at each annual meeting of stockholders beginning with the 2006 annual meeting, each vesting in 20% increments beginning on the first anniversary of the date of grant, provided the director continues to serve on the Board on those dates. As further amended with the Board’s and shareholder approval, the maximum number of shares authorized for issuance under the Directors’ Plan was increased from 250,000 to 1,000,000, and non-employee directors serving as of the amendment date were granted a one-time award of 25,000 options. As of May 31, 2006 under the Directors’ Plan, there were 670,836 shares available for option grants and there were 230,832 options outstanding, of which 31,666 options were exercisable.
A summary of the Company’s stock option activity and related information for the years ended May 31 is as follows:

		Weighted
		Average
	Shares	Exercise Price

Outstanding as of May 31, 2003	1,109,224	$0.88
Granted	161,666	1.91
Exercised	(16,500)	0.47
Forfeited	(25,000)	1.86

Outstanding as of May 31, 2004	1,229,390	$1.00

Granted	250,866	1.25
Exercised	(116,500)	0.55
Forfeited	(19,800)	1.97

Outstanding as of May 31, 2005	1,343,956	$1.08

Granted	314,666	1.82
Exercised	(282,166)	0.47
Forfeited	(190,049)	1.41

Outstanding as of May 31, 2006	1,186,407	$1.36

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
A summary of options outstanding and exercisable as of May 31, 2006 follows:

					Weighted-
		Weighted-	Weighted-		Average
	Exercise	Average	Average		Exercise Price of
Options	Price	Exercise	Remaining		Exercisable
Outstanding	Range	Price	Contractual Life	Options Exercisable	Options
199,000	$0.25 - $0.39	$0.26	4.24	199,000	$0.26
281,250	$0.51 - $0.61	$0.55	4.11	281,250	$0.55
175,533	$1.00 - $1.45	$1.32	8.02	173,033	$1.32
359,499	$1.60 - $1.85	$1.78	9.17	172,833	$1.74
74,500	$1.95 - $2.45	$2.14	7.50	64,500	$2.10
96,625	$3.5625 - $4.00	$3.95	2.54	96,625	$3.95

1,186,407	$0.25 - $4.00	$1.36	6.33	987,241	$1.27

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

Number of warrants Capitated contracts	306,000
Exercise price	$1.25
Volatility factor of the expected market price of the Company’s common stock	95.0%
Expected life of the warrants	3 years
Risk-free interest rate	3.9%
Dividend yield	0.0%
Warrant valuation (in thousands)	$234
     No warrants were issued during the fiscal year ended May 31, 2006.
Note 17 — Commitments and Contingencies
Lease Commitments
     The Company leases certain office space and equipment. The office leases contain escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases was $0.5 million for the fiscal year ended May 31, 2006 and $0.6 million in each of the fiscal years ended May 31, 2005 and 2004.
     Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at May 31, 2006:

Fiscal Year	Operating Leases
(Amounts in thousands)
2007	$286
2008	291
2009	157

Total minimum lease payments	$734

Amounts above include future office lease payments due under the Company’s renewal of its Grand Prairie office lease, which is effective August 1, 2006.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Other Commitments and Contingencies
(1)	In connection with the Company’s Preferred Provider Network license in Connecticut and Third Party Administrator license in Maryland, the Company is required to maintain performance bonds during the terms of the licenses. As such, the Company maintains performance bonds in amounts totaling $2,425,000 in compliance with these requirements. In addition, a contract with one existing client requires the Company to maintain two performance bonds totaling $330,000 throughout the contract term.
(2)	Related to the Company’s discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Management believes that the Company’s fiscal 1998 cost reports are being reviewed, in which case the intermediary may determine that additional amounts are due to or from Medicare.
(3)	The Company is actively marketing eye care memberships it acquired in November 2004. As of May 31, 2006 none of the memberships had been sold. As such, the Company believes it is probable that it will not recover its full investment of $125,000 and accordingly has recorded a valuation reserve of 50%, or $62,500, to reduce the carrying value of the memberships to management’s best estimate of recoverable value. If the Company’s marketing plan is not successful with respect to selling these memberships, it may have to write off the remaining amount the Company paid to acquire them (see Note 8 – “Other Assets”). There can be no assurance the Company will sell a quantity of memberships at prices that will allow the Company to recover the $125,000 cost.
(4)	In August 2005, the Company’s principle operating subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”), entered into a marketing agreement (“Agreement”) with Health Alliance Network, Inc. (“HAN”) whereas CBC has agreed to appoint HAN as its primary representative and marketing agent for commercial business. Pursuant to the Agreement, HAN will receive a $15,000 monthly fee for its marketing services to CBC plus reimbursement of related travel expenses. HAN will receive three percent of the gross revenues received by CBC from commercial services agreements resulting from introductions made by HAN or its affiliates and approved by CBC. HAN will receive an additional payment with respect to those commercial services agreements exceeding certain pricing targets equal to fifty percent of the gross revenues exceeding such pricing target. Further, CBC will pay HAN a quarterly bonus of $9,000 or $21,000 if the Company achieves certain quarterly profit targets. The maximum payments to HAN, inclusive of all fees and bonuses, shall not exceed $1.0 million in any fiscal year. The Agreement is effective August 1, 2005 for an initial term of twenty-four (24) months and is automatically renewable for additional periods of twelve months unless terminated by either party. Two of the shareholders of HAN are each members of the investment group that acquired 14,400 shares of the Company’s Series A Shares in June 2005.
(5)	The Company has insurance for a broad range of risks as it relates to its business operations. The Company maintains managed care errors and omissions, professional and general liability coverage. These policies are written on a claims-made basis and are subject to a $100,000 per claim self-insured retention. The managed care errors and omissions and professional liability policies include limits of liability of $1 million per claim and $3 million in the aggregate. The general liability has a limit of liability of $5 million per claim and $5 million in the aggregate. The Company is responsible for claims within the self-insured retentions or if the policy limits are exceeded. Management is not aware of any claims that could have a material adverse impact on the Company’s consolidated financial statements.
Note 18 – Related Party Transactions
     In February 2006 CBC entered into an agreement with Hythiam, Inc. whereby CBC would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, the Company will pay Hythiam license and service fees for each enrollee who is treated. A Director of the Company is the Vice President of Corporate Development for Hythiam. As of May 31, 2006 there had been no material transactions resulting from this agreement.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 19 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
FISCAL 2006

				Quarter Ended							Fiscal Year
	8/31/05			11/30/05	2/28/06			5/31/06			Total
			(Amounts in thousands, except per share data)
Operating revenues	$6,301			6,756	5,585			5,314			23,956

Gross profit	583			979	1,006			826	(a	)	3,394

General and administrative expenses	876	(c	)	829	768			843			3,316
Provision for (recovery of) doubtful accounts	(34)			(2)	(55)			3			(88)
Depreciation and amortization	22			22	21			22			87
Other expense	5			5	127	(b	)	45			182

Income (loss) from continuing operations before income taxes	(286)			125	145			(87)			(103)
Income tax expense	11			17	16			34			78

Net income (loss) from continuing operations	$(297)			108	129			(121)			(181)

Basic income (loss) per common share	$(0.05)			0.02	0.02			(0.02)			(0.03)

Diluted income (loss) per common share	$(0.05)			0.01	0.01			(0.02)			(0.03)

Weighted Average Common Shares Outstanding – basic	5,682			5,815	5,851			5,883			5,808

Weighted Average Common Shares Outstanding – diluted	5,682			10,591	10,443			5,883			5,808

(a)     Includes a $62,500 asset write down of eye care memberships.
(b)     Includes a $102,000 loss from software development.
(c)     Includes $69,000 of expenses attributable to the sale of the Series A Preferred Stock.
FISCAL 2005

				Quarter Ended							Fiscal Year
	8/31/04			11/30/04	2/29/05			5/31/05			Total
			(Amounts in thousands, except per share data)
Operating revenues	$6,039			6,231	6,241			5,962			24,473

Gross profit	871			903	1,107			294	(d	)	3,175

General and administrative expenses	702			727	846			803			3,078
Provision for (recovery of) doubtful accounts	(5)			1	(2)			2			(4)
Depreciation and amortization	24			23	24			25			96
Other expense	41			38	14			128	(e	)	221

Income (loss) from continuing operations before income taxes	109			114	225			(664)			(216)
Income tax expense	18			11	13			10			52

Net income (loss) from continuing operations	$91			103	212			(674)			(268)

Basic income (loss) per common share	$0.02			0.02	0.04			(0.12)			(0.05)

Diluted income (loss) per common share	$0.02			0.02	0.04			(0.12)			(0.05)

Weighted Average Common Shares Outstanding – basic	4,682			4,691	4,794			5,566			4,935

Weighted Average Common Shares Outstanding – diluted	5,272			5,262	5,316			5,566			4,935

(d)	Includes a $88,000 expense reimbursement received from one former client.

(e)	Includes a loss on impairment of approximately $118,000 with respect to the Company’s marketable securities.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal control over financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Annual Report on Form 10-K, we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.
Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports is accumulated and communicated to our management including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our consolidated financial statements in conformity with generally accepted accounting principles.
Conclusion. Based on their evaluation, as of the end of the period covered by this annual report of the effectiveness of our Disclosure Controls, the CEO and the CFO have each concluded that our Disclosure Controls are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the SEC’s rules and forms, and to ensure that information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our Internal Controls identified in connection with the Controls Evaluation that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our Internal Controls.
Subsequent to the date of the Control Evaluation, there have not been any significant changes in our Internal Controls or in other factors to our knowledge that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.
Item 9B. OTHER INFORMATION
None.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
     The information required by this Item with respect to the directors and compliance with Section 16(a) of the Securities and Exchange Act is incorporated by reference from the information provided under the headings “Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held in 2006.
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
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Equity Compensation Plan Information
The following table summarizes share and exercise price information with respect to the Company’s equity compensation plans (including individual compensation arrangements) under which equity securities of Comprehensive Care Corporation are authorized for issuance as of May 31, 2006:

	(a)	(b)	(c)
			Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by shareholders	1,186,407	$1.36	1,199,336
Equity compensation plans not approved by shareholders*	406,000	1.78	—

Total	1,592,407	$1.47	1,199,336

*	Consists of 100,000 warrants to purchase common stock of the Company issued in prior fiscal years to three consultants for their services to the Company, which included public and investor relations and web site development services. In addition, 306,000 warrants to purchase common stock of the Company were issued in a prior fiscal year to two consultants and two employees as compensation for introducing strategic business partners to the Company. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging from $1.09 to $5.00.
     Information required by this Item with respect to Stock Ownership of Certain Beneficial Owners and Management is incorporated herein by reference from the information provided under the heading “Security Ownership” of our Proxy Statement.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information relating to the employment agreements with executive officers, stock options, stay bonuses, stock grants, and other compensation required by this Item is incorporated by reference from the information provided under the heading “Executive Compensation” of our Proxy Statement. During the fiscal year ended May 31, 2006, two executive officers served on the Board of Directors of the Company and, also, on the Board of Directors for each of the Company’s wholly-owned subsidiary corporations.
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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, May 31, 2006 and 2005

Consolidated Statements of Operations, Years Ended May 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Deficit, Years Ended May 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows, Years Ended May 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

	2.	Consolidated Financial Statement Schedules: None.
     Other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes.
         3. Exhibits:

Exhibit
Number	Description and Reference

3.1	Restated Certificate of Incorporation as amended on November 3, 2005 and March 23, 2006 (filed herewith).
3.2	Amended and Restated Bylaws, as amended July 20, 2000. (7)
3.3	Bylaw amendment. (5)
3.4	Bylaw amendment, effective October 28, 2005. (15)
3.5	Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock of Comprehensive Care Corporation. (5)
4.1	Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible Subordinated Debentures. (1)
4.2	Form of Common Stock Certificate. (12)
10.1	Form of Stock Option Agreement. *(2)
10.2	Form of Indemnity Agreement as amended March 24, 1994. *(3)
10.3	Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998. (8)
10.4	Amended and Restated Non-Employee Directors’ Stock Option Plan. *(4)
10.5	Amendment No. 1 to Comprehensive Care Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, effective as of March 23, 2006 (filed herewith).*
10.6	Employment Agreement as amended February 7, 2003 between the Company and Robert J. Landis. *(6)
10.7	Employment Agreement amendment dated June 14, 2005 between the Company and Robert J. Landis. *(5)
10.8	Employment Agreement waiver dated June 14, 2005 between the Company and Robert J. Landis. *(5)
10.9	Employment Agreement as amended February 7, 2003 between the Company and

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Mary Jane Johnson. *(6)
10.10	Employment Agreement amendment dated June 14, 2005 between the Company and Mary Jane Johnson. *(5)
10.11	Employment Agreement waiver dated June 14, 2005 between the Company and Mary Jane Johnson.*(5)
10.12	Employment Agreement dated June 3, 2002 between the Company and Thomas C. Clay. *(9)
10.13	Comprehensive Care Corporation 2002 Incentive Plan as amended. *(10)
10.14	Stock Purchase Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (5)
10.15	Registration Rights Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (5)
10.16	Marketing Agreement by and between the Company and Health Alliance Network, Inc. (13)
10.17	Sublease Agreement dated May 22, 2006 between Comprehensive Behavioral Care, Inc. and AT&T Corporation (14)
14	Code of Business Conduct and Ethics. (11)
21	List of the Company’s active subsidiaries (filed herewith).
23.1	Consent of Kirkland, Russ, Murphy & Tapp P.A. (filed herewith).
31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1)	Filed as an exhibit to the Company’s Form S-3 Registration Statement No. 2-97160.

(2)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.

(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1994.

(4)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.

(5)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.

(6)	Filed as an exhibit to the Company’s Form 8-K dated February 7, 2003.

(7)	Filed as an exhibit to the Company’s Form 10-K for the Fiscal Year ended May 31, 2000.

(8)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.

(9)	Filed as an exhibit to the Company’s Form 8-K dated June 7, 2002.

(10)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

(11)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2003.

(12)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.

(13)	Filed as an exhibit to the Company’s Form 8-K, dated August 3, 2005.

(14)	Filed as an exhibit to the Company’s Form 8-K, dated May 26, 2006.

(15)	Filed as an exhibit to the Company’s Form 8-K, dated November 3, 2005.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 18, 2006.

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

Signature	Title	Date

/s/ MARY JANE JOHNSON Mary Jane Johnson	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 18, 2006

/s/ ROBERT J. LANDIS Robert J. Landis	Chairman of the Board of Directors, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	August 18, 2006

/s/ EUGENE L. FROELICH Eugene L. Froelich	Director	August 18, 2006

/s/ ROBERT PARKER Robert Parker	Director	August 18, 2006

/s/ DAVID P. SCHUSTER David P. Schuster	Director	August 18, 2006

/s/ BARRY A. STEIN Barry A. Stein	Director	August 18, 2006

/s/ PETER JESSE WALCOTT Peter Jesse Walcott	Director	August 18, 2006