Form 10-Q
period 2006-08-31
COMPREHENSIVE CARE CORP
filed 2006-10-13
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to                     .
Commission File Number 1-9927
COMPREHENSIVE CARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2594724

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3405 W. Dr. Martin Luther King Jr. Blvd, Suite 101, Tampa, FL 33607
(Address of principal executive offices and zip code)
(813) 288-4808
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
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
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at October 11, 2006

Common Stock, par value $.01 per share	5,916,207

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	August 31,	May 31,
	2006	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,935	5,463
Restricted cash	2	589
Accounts receivable, less allowance for doubtful accounts of $13 and $0, respectively	378	153
Other current assets	650	477

Total current assets	5,965	6,682

Property and equipment, net	309	251
Note receivable	53	55
Goodwill, net	991	991
Other assets	200	203

Total assets	7,518	8,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	1,259	1,198
Accrued claims payable	2,263	2,790
Accrued reinsurance claims payable	2,516	2,526
Income taxes payable	60	48

Total current liabilities	6,098	6,562

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	158	119

Total long-term liabilities	2,402	2,363

Total liabilities	8,500	8,925

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; 14,400 issued	720	720
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 5,904,207 and 5,898,707, respectively	59	59
Additional paid-in capital	56,681	56,645
Accumulated deficit	(58,442)	(58,167)

Total stockholders’ deficit	(982)	(743)

Total liabilities and stockholders’ deficit	$7,518	8,182

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three months Ended
	August 31,
	2006	2005
Operating revenues	$4,036	6,301

Costs and expenses:
Healthcare operating expenses	3,618	5,718
General and administrative expenses	762	876
Recovery of doubtful accounts	(138)	(34)
Depreciation and amortization	23	22

	4,265	6,582

Operating loss before items shown below	(229)	(281)

Other income (expense):
Interest income	23	12
Interest expense	(49)	(49)
Other non-operating income	3	32

Loss before income taxes	(252)	(286)
Income tax expense	23	11

Net loss attributable to common stockholders	$(275)	(297)

Net loss per common share – basic and diluted	$(0.05)	(0.05)

Weighted average common shares outstanding:
Basic	5,902	5,682

Diluted	5,902	5,682

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three months ended
	August 31,
	2006	2005
Cash flows from operating activities:
Net loss from continuing operations	$(275)	(297)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	22
Compensation expense – stock options issued	23	—
Compensation expense – stock issued	4	12
Amortization of deferred revenue	(2)	(32)

Changes in assets and liabilities:
Accounts receivable, net	(225)	(187)
Accounts receivable — managed care reinsurance contract	—	(119)
Other current assets, restricted cash, and other assets	436	(514)
Accounts payable and accrued liabilities	62	199
Accrued claims payable	(527)	(171)
Accrued reinsurance claims payable	(10)	(122)
Income taxes payable	12	(13)
Other liabilities	51	—

Net cash used in continuing operations	(428)	(1,222)
Net cash used in discontinued operations	—	(41)

Net cash used in continuing and discontinued operations	(428)	(1,263)

Cash flows from investing activities:
Payment received on note receivable	2	—
Additions to property and equipment, net	(83)	(9)

Net cash used in investing activities	(81)	(9)

Cash flows from financing activities:
Proceeds from issuance of common stock and preferred stock	—	3,454
Repayment of long-term debt	(19)	(12)

Net cash (used in) provided by financing activities	(19)	3,442

Net (decrease) increase in cash and cash equivalents	(528)	2,170
Cash and cash equivalents at beginning of period	5,463	3,695

Cash and cash equivalents at end of period	$4,935	5,865

Supplemental disclosures of cash flow information:
Cash paid during the quarter for
Interest	$7	7

Income Taxes	$11	24

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 1 – Summary of Significant Accounting Policies
     The consolidated balance sheet as of August 31, 2006, and the related consolidated statements of operations and cash flows for the three months ended August 31, 2006 and 2005 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended August 31, 2006 are not necessarily indicative of the results to be expected during the balance of the fiscal year.
     The consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet at May 31, 2006 has been derived from the audited, consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. Notes to consolidated financial statements included in Form 10-K for the fiscal year ended May 31, 2006 are on file with the Securities and Exchange Commission (SEC) and provide additional disclosures and a further description of accounting policies.
Restricted Cash
     At August 31, 2006, restricted cash of $2,000 represents the remainder of a deposit required under the terms of a contract with one former client for the purpose of paying outstanding claims. At May 31, 2006, this amount was $514,000, which when combined with the Company’s office lease security deposit of $75,000, comprised the May 31, 2006 restricted cash balance of $589,000. The office lease deposit was returned to the Company in June 2006 subsequent to the end of the lease on May 31, 2006.
Revenue Recognition
     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company relies extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 95.9%, or $3.9 million, of revenue for the quarter ended August 31, 2006 and 95.5%, or $6.0 million, of revenue for the quarter ended August 31, 2005. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.
Healthcare Expense Recognition
     Healthcare operating expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported. See “Accrued Claims Payable” for a discussion of claims incurred but not yet reported. The Company contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis. The Company determines that a member has received services when the Company receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. The Company then determines that the member is eligible to receive such services, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees. If all of these requirements are met, the claim is entered into the Company’s claims system for payment.
Accrued Claims Payable
     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of August 31, 2006 and May 31, 2006. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.
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
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the quarter ended August 31, 2006, the Company did not have any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.
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
Stock Options
     The Company issues stock options to its employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder-approved stock option plans. The Company currently has two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants to the Company. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. Options for non-statutory stock options (“NSOs”) may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of August 31, 2006, under the 2002 Incentive Plan, there were 530,000 options available for grant and there were 440,000 options outstanding and exercisable. Additionally, as of August 31, 2006, under the 1995 Incentive Plan, there were 512,875 options outstanding and exercisable. Effective August 31, 2005, the 1995 Incentive Plan terminated such that there are no further options available for grant under this plan.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     The Company also has a non-qualified stock option plan for its outside directors (the “Directors’ Plan”). Each non-qualified stock option is exercisable at a price equal to the common stock’s fair market value as of the date of grant. Prior to amendment in February 2006, the Plan awarded initial grants vesting in 25% increments beginning on the first anniversary of the date of grant, and annual grants vesting 100% as of the first annual meeting of stockholders following the date of grant, provided the individual remained a director as of those dates. Subsequent to amendment, outside directors receive an initial grant upon joining the Board and annual grants at each annual meeting of stockholders beginning with the 2006 annual meeting, each vesting in 20% increments beginning on the first anniversary of the date of grant, provided the director continues to serve on the Board on those dates. As further amended with the Board’s and shareholder approval, the maximum number of shares authorized for issuance under the Directors’ Plan was increased from 250,000 to 1,000,000, and non-employee directors serving as of the amendment date were granted a one-time award of 25,000 options. As of August 31, 2006, under the Directors’ Plan, there were 670,836 shares available for option grants and there were 230,832 options outstanding, of which 41,666 options were exercisable.
     Prior to June 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transitional Disclosure,” the Company elected to follow Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. Because all options granted under the Company’s employee stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net (loss) income.
     Effective June 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method, which requires companies to measure compensation cost for stock options issued to employees or non-employee directors at fair value on the grant date and recognize compensation cost over the service period for those options expected to vest. The Company uses a Black-Scholes valuation model to determine the fair value of options on the grant date, which is the same model previously utilized for footnote disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation-Transitional Disclosure.” The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation.

	Three Months Ended August 31,
	2006	2005
	(in thousands except for
	per share information)
Net loss, as reported	$(275)	(297)
Add:
Total stock-based employee compensation expense included in related net loss, net of related tax effects	23	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(23)	(18)

Pro forma net loss	$(275)	(315)

Loss per common share:
Basic – as reported	$(0.05)	(0.05)

Diluted – as reported	$(0.05)	(0.05)

Basic – pro forma	$(0.05)	(0.06)

Diluted – pro forma	$(0.05)	(0.06)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
A summary of activity throughout the quarter ended August 31, 2006 is as follows:

		Weighted-
		Average	Weighted-Average
		Exercise	Remaining	Aggregate Intrinsic
Options	Shares	Price	Contractual Term	Value
Outstanding at June 1, 2006	1,186,407	$1.36
Granted	—	—
Exercised	—	—
Forfeited or expired	(2,700)	$1.15

Outstanding at August 31, 2006	1,183,707	$1.36	6.07	$990,171

Exercisable at August 31, 2006	994,541	$1.28	5.55	$917,862
     No stock options were granted or exercised during the quarter ended August 31, 2006. The weighted-average grant-date fair value of options granted during the quarter ended August 31, 2005 was $1.46. The total intrinsic value of options exercised during the quarter ended August 31, 2005 was approximately $278,000.
     As of the quarter ended August 31, 2006, there was approximately $214,000 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 3.54 years.
     The following table lists the assumptions utilized in applying the Black-Scholes valuation model. The Company uses historical data to estimate the expected term of the option. Expected volatility is based on the historical volatility of the Company’s traded stock. The Company did not declare dividends in the past nor does it expect to do so in the near future, and as such it assumes no expected dividend. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant.

	Three Months Ended August 31,
	2006*	2005
Volatility factor of the expected market price of the Company’s common stock	—	95.0%
Expected life (in years) of the options	—	5
Risk-free interest rate	—	4.09 – 4.10%
Dividend yield	—	0%

*	No stock options were granted during this period.
Per Share Data
     In calculating basic loss per share, net loss is divided by the weighted average number of common shares outstanding for the period. For the periods presented, diluted loss per share is equivalent to basic loss per share. The following table sets forth the computation of basic and diluted loss per share in accordance with SFAS No. 128, “Earnings Per Share” (amounts in thousands, except per share data):

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Three Months Ended
	August 31,
	2006	2005
Numerator:
Numerator for diluted loss attributable to common stockholders	$(275)	(297)

Denominator:
Weighted average shares	5,902	5,682
Effect of dilutive securities:
Convertible preferred stock	—	—
Employee stock options	—	—
Warrants	—	—

Denominator for diluted loss per share-adjusted weighted average shares after assumed exercises	5,902	5,682

Loss per common share – basic and diluted	$(0.05)	(0.05)

Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, stock options, and warrants are as follows at August 31, 2006:

Convertible debentures(a)	12,377
Convertible preferred stock(b)	4,235,328
Outstanding stock options(c)	1,183,707
Outstanding warrants(d)	406,000
Possible future issuance under stock option plans	1,200,836

Total	7,038,248

(a)	The debentures are convertible into 12,377 shares of common stock at a conversion price of $181.30 per share.

(b)	The Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share.

(c)	Options to purchase common stock of the Company have been issued to employees and non-employee Board of Director members with exercise prices ranging from $.25 to $4.00.

(d)	Warrants to purchase common stock of the Company have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging from $1.09 to $5.00.
Note 2 — Liquidity
     During the quarter ended August 31, 2006, net cash used in continuing and discontinued operations amounted to $428,000. Cash used in investing activities consists primarily of $83,000 in additions to property and equipment. During the quarter ended August 31, 2006, the Company had an operating loss of $229,000 and a net loss of $275,000. As of August 31, 2006, the Company had a working capital deficit of $133,000 and a stockholders’ deficit of $982,000. In June 2005 the Company completed the sale of 14,400 shares of its Series A Preferred Stock to Woodcliff Healthcare Partners, LLC (“Woodcliff”) for approximately $3.4 million in net cash proceeds to the Company. As a result, management believes the Company has sufficient working capital to sustain current operations and to meet the Company’s current obligations during fiscal 2007.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 3 – Sources Of Revenue
     The Company’s revenue can be segregated into the following significant categories:

	Three Months Ended August 31,
	2006	2005
	(amounts in thousands)
Capitated contracts	$3,869	6,019
Non-capitated contracts	167	282

Total	$4,036	6,301

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
Note 4 — Major Customers/Contracts
(1) Effective December 31, 2005, the Company experienced the loss of a major contract to provide behavioral healthcare services to the members of a Connecticut HMO. This HMO had been a customer since March 2001. The agreement represented approximately 22.4%, or $1.4 million of the Company’s operating revenue for the three-month period ended August 31, 2005. Additionally, this contract provided that the Company, through its contract with this HMO, received additional funds directly from a state reinsurance program for the purpose of paying providers. During the fiscal quarter ended August 31, 2005, the Company filed reinsurance claims totaling approximately $0.5 million. Such claims represent cost reimbursements and, as such, were not included in the reported operating revenues and were accounted for as reductions of healthcare operating expenses. As of August 31, 2006 and May 31, 2006, there were no further reinsurance amounts due from the state reinsurance program. The remaining accrued reinsurance claims payable amount of $2.5 million at August 31, 2006 and May 31, 2006 is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If there is no appeal received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. Accrued amounts for non-reinsurance claims incurred but not yet reported are estimated using methods similar to that used for other existing contracts, and totaled approximately $65,000 at August 31, 2006.
(2) In January 2006, the Company received written notice from a Texas HMO client that the HMO had determined to establish its own behavioral health unit and therefore was canceling services provided by the Company effective May 31, 2006. The Company had served commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members under this contract, which accounted for approximately 22.7%, or $5.4 million, and 21.9%, or $1.4 million of the Company’s operating revenues during the fiscal year ended May 31, 2006 and the fiscal quarter ended August 31, 2005, respectively. The HMO had been a client of the Company since November 1998.
(3) During fiscal 2006, the Company began providing behavioral health services to the members of a Medicare Advantage HMO in the states of Maryland, Pennsylvania, and Texas. Revenues under the contracts accounted for 21.0%, or $0.9 million, and 4.2%, or $0.3 million of the Company’s revenues for the three months ended August 31, 2006 and 2005, respectively. The contracts are for an initial one-year term with automatic annual renewals unless either party provides notice of cancellation at least 90 days prior to the then current term.
The Company’s contracts with its customers are typically for initial terms of one year with automatic annual extensions, unless either party terminates by giving the requisite notice. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice prior to the expiration of the then current terms.
Note 5 – Preferred Stock
     As of August 31, 2006, there are 4,340 remaining shares authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All outstanding shares were issued in June 2005 as a result of the sale

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds (see Management’s Discussion and Analysis of Financial Condition and Results of Operations). The Company is authorized to issue shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series.
Note 6— Commitments and Contingencies
(1) In connection with the Company’s Third Party Administrator license in Maryland, the Company is required to maintain a performance bond in the amount of $25,000. In addition, a contract with one existing client requires the Company to maintain two performance bonds totaling $330,000 throughout the contract term.
(2) Related to the Company’s discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Management believes that the Company’s fiscal 1998 and 1999 cost reports are being reviewed, in which case the intermediary may determine that additional amounts are due to or from Medicare.
(3) The Company is actively marketing eye care memberships it acquired in November 2004. As of August 31, 2006 none of the memberships had been sold. As such, the Company believes it is probable that it will not recover its full investment of $125,000 and accordingly recorded in the fourth quarter of fiscal 2006 a valuation reserve of 50%, or $62,500, to reduce the carrying value of the memberships to management’s best estimate of recoverable value. If the Company’s marketing plan is not successful with respect to selling these memberships, it may have to write off the remaining amount the Company paid to acquire them. There can be no assurance the Company will sell a quantity of memberships at prices that will allow the Company to recover the $125,000 cost.
(4) In August 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”), entered into a marketing agreement (“the Marketing Agreement”) with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Pursuant to the Marketing Agreement, HAN will receive a $15,000 monthly fee for its marketing services to CBC plus reimbursement of related travel expenses. HAN will receive three percent of the gross revenues received by CBC from commercial services agreements resulting from introductions made by HAN or its affiliates and approved by CBC. HAN will receive an additional payment with respect to those commercial services agreements exceeding certain pricing targets equal to fifty percent of the gross revenues exceeding such pricing target. Further, CBC will pay HAN a quarterly bonus of $9,000 or $21,000 if the Company achieves certain quarterly profit targets. The maximum payments to HAN, inclusive of all fees and bonuses, shall not exceed $1.0 million in any fiscal year The Marketing Agreement is for an initial term of twenty-four (24) months and is automatically renewable for additional periods of twelve months each unless terminated by either party. Two shareholders of HAN are each members of Woodcliff, the owner of all outstanding shares of the Company’s Series A Preferred Stock.
(5) The Company has insurance for a broad range of risks as it relates to its business operations. The Company maintains managed care errors and omissions, professional and general liability coverage. These policies are written on a claims-made basis and are subject to a $100,000 per claim self-insured retention. The managed care errors and omissions and professional liability policies include limits of liability of $1 million per claim and $3 million in the aggregate. The general liability has a limit of liability of $5 million per claim and $5 million in the aggregate. The Company is responsible for claims within the self-insured retentions or if the policy limits are exceeded. Management is not aware of any claims that could have a material adverse impact on the Company’s financial condition or results of operations.
Note 7 – Related Party Transactions
     In August 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”), entered into a marketing agreement (“the Marketing Agreement”) with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Two shareholders of HAN are each members of Woodcliff, the owner of all outstanding shares of the Company’s Series A Preferred Stock. See “Note 6-Commitments and Contingencies” for a discussion of the terms and conditions of the Marketing Agreement.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     In February 2006 CBC entered into an agreement with Hythiam, Inc. whereby CBC would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, the Company will pay Hythiam license and service fees for each enrollee who is treated. A Director of the Company is the Vice President of Corporate Development for Hythiam. As of August 31, 2006 there had been no material transactions resulting from this agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, statements concerning the Company’s anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which Comprehensive Care Corporation (“CompCare” or the “Company”) operates, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, our ability to achieve expected results from new business, the profitability of our capitated contracts, cost of care, seasonality, the Company’s ability to obtain additional financing, and other risks detailed herein and from time to time in the Company’s SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of CompCare appearing elsewhere herein.
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
     We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse to our clients’ members. Our arrangements with our clients fall into two broad categories: capitation arrangements, where our clients pay us a fixed fee per member, and fee-for-service and administrative service arrangements where we may manage behavioral healthcare programs or perform various managed care services. We derived 95.9% or $3.9 million of our revenues from capitation arrangements for the quarter ended August 31, 2006. Under capitation arrangements, we receive premiums from our clients based on the number of covered members as reported to us by our clients. The amount of premiums we receive for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     We currently depend, and expect to continue to depend in the near future, upon a relatively small number of customers for a significant percentage of our operating revenues. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations and financial condition. In the past, some of our customers have terminated their arrangements with us or have significantly reduced the amount of services requested from us. There can be no assurance that present or future customers will not terminate their arrangements with us or significantly reduce the amount of services requested from us. Any such termination of a relationship or reduction in use of our services would have a material adverse effect on our results of operations or financial condition (see Note 4 — “Major Customers/Contracts” to the unaudited, consolidated financial statements).
RECENT DEVELOPMENTS
     CompCare recently entered into a letter of intent with a health plan to provide behavioral healthcare services to Medicaid recipients in a state where CompCare currently does business. CompCare’s relationship with this health plan is subject to, among other things, successful contract negotiations for the provision of managed care services between the health plan and the state and negotiation of definitive agreements between CompCare and the health plan. CompCare expects that any definitive agreements between these parties would be effective January 1, 2007. However, CompCare cannot provide assurance that the foregoing conditions will be satisfied, in which case any relationship between CompCare and the health plan contemplated by the letter of intent would terminate.
Results of Operations
     For the quarter ended August 31, 2006, the Company reported a net loss of $275,000, or $0.05 loss per share (basic and diluted). In comparison, the Company reported a net loss of $297,000, or $0.05 loss per share (basic and diluted), for the quarter ended August 31, 2005.
     The following tables summarize the Company’s operating results from continuing operations for the three months ended August 31, 2006 and 2005 (amounts in thousands):

	Three Months Ended
	August 31,
	2006	2005
Operating revenues:
Capitated contracts	$3,869	6,019
Non-capitated sources	167	282

Total operating revenues	4,036	6,301

Operating expenses:
Healthcare operating expenses:
Claims expense (1)	2,775	4,600
Other healthcare operating expenses (1)	843	1,118

Total healthcare operating expenses	3,618	5,718
General and administrative expenses	762	876
Recovery of doubtful accounts	(138)	(34)
Depreciation and amortization	23	22

Total operating expenses	4,265	6,582

Operating loss	$(229)	(281)

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
     The Company reported an operating loss of $229,000 and a net loss of $275,000, or $0.05 loss per share (basic and diluted), for the quarter ended August 31, 2006 compared to an operating loss of $281,000 and a net loss of $297,000, or $0.05 loss per share (basic and diluted), for the quarter ended August 31, 2005. Operating revenues from capitated contracts decreased 35.7%, or approximately $2.2 million, to $3.9 million for the quarter ended August 31, 2006 compared to $6.0 million for the quarter ended August 31, 2005. The decrease is primarily attributable to the

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
loss of clients in Connecticut and Texas, which was partially offset by $0.6 million in new business from a customer operating in Pennsylvania, Maryland, and Texas. Revenue from non-capitated sources decreased 40.8% or approximately $115,000, to $167,000 for the quarter ended August 31, 2006, compared to $282,000 for the quarter ended August 31, 2005. The reduction is due to the loss of one client in Michigan.
     Claims expense on capitated contracts decreased approximately $1.8 million or 39.7% for the three months ended August 31, 2006 as compared to the three months ended August 31, 2005 due to lower capitated revenues and decreased utilization of covered services. Claims expense as a percentage of capitated revenues decreased 4.7% from 76.4% for the three months ended August 31, 2005 to 71.7% for the three months ended August 31, 2006. Other healthcare expenses, attributable to servicing both capitated contracts and non-capitated contracts, decreased 24.6%, or approximately $275,000 due primarily to workforce reductions in response to the aforementioned decrease in revenues in Michigan, Connecticut and Texas.
     General and administrative expenses decreased by 13.0%, or approximately $114,000 for the quarter ended August 31, 2006 as compared to the quarter ended August 31, 2005. Approximately $69,000 of the decrease is attributable to indirect costs of the June 2005 sale of Series A Preferred Stock, which do not qualify to be deducted against the proceeds from the issuance. The remaining net decrease in general and administrative expense is primarily attributable to reductions in rent expense and reduced usage of outside consultants, which was partially offset by $51,000 of increased expenses for office relocation costs and $23,000 of stock option costs in connection with the Company’s adoption of SFAS No. 123(R). General and administrative expense as a percentage of operating revenue increased from 13.9% for the quarter ended August 31, 2005 to 18.9% for the quarter ended August 31, 2006, due to lower operating revenues.
     Recoveries of doubtful accounts increased by $104,000 for the quarter ended August 31, 2006 when compared to the three months ended August 31, 2005 due to the recovery of a receivable written off in past years.
Seasonality of Business
     Historically, we have experienced consistently low utilization by members during our first fiscal quarter, which comprises the months of June, July, and August, and increased member utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in member utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter. During the first quarter of our 2007 fiscal year, we experienced lower utilization similar to historical patterns. However, during the first quarter of fiscal 2006, we experienced higher than expected utilization costs as compared to the same quarters of previous fiscal years. We may continue to experience increased utilization costs in subsequent quarters.
Concentration of Risk
     For the quarter ended August 31, 2006, 83.2% of our operating revenue was concentrated in contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. For the same period of the prior fiscal year, 82.5% of our operating revenue was concentrated in contracts with seven health plans. The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would negatively affect the financial condition of the Company.
Liquidity and Capital Resources
     During the quarter ended August 31, 2006, net cash used in continuing and discontinued operations amounted to $428,000. In comparison, $1.2 million and $41,000 were used in continuing and discontinued operations, respectively, during the quarter ended August 31, 2005. The decrease in net cash used in continuing operations is primarily attributable to the release of $512,000 in restricted cash during the quarter ended August 31, 2006. During the three months ended August 31, 2006, net cash used in financing activities amounted to $19,000, as compared to $3.4 million provided by financing activities for the same period of fiscal 2006. The change in financing activities is primarily attributable to proceeds from the sale of 14,400 shares of Series A Preferred Stock in June 2005.
     At August 31, 2006, cash and cash equivalents were approximately $4.9 million. During the three months ended August 31, 2006, we incurred a net loss of $275,000. As of August 31, 2006, the Company had a working

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
capital deficit of $133,000 and a stockholders’ deficit of $982,000. In June 2005, the Company completed the sale of 14,400 shares of its Series A Preferred Stock for approximately $3.4 million in net cash proceeds to the Company As a result, we believe we have sufficient working capital to sustain current operations and to meet our current obligations. We expect to meet our working capital needs in our 2007 fiscal year and thereafter with our existing cash balances and by cash generated from continuing operations.
     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $2.3 million claims payable amount reported as of August 31, 2006.
Related-Party Transactions
     In August 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”), entered into a marketing agreement (“the Marketing Agreement”) with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Two shareholders of HAN are each members of Woodcliff, the owner of all outstanding shares of the Company’s Series A Preferred Stock. See “Note 6-Commitments and Contingencies” for a discussion of the terms and conditions of the Marketing Agreement.
     Currently, CBC has an agreement with Hythiam, Inc. whereby CBC has the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. A Director of the Company is the Vice President of Corporate Development for Hythiam. For a description of this and our other related-party transactions, see Note 7 “Related Party Transactions” to our consolidated financial statements.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
     The cost of behavioral health services is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR (as defined below). The Company contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis. The Company determines that a member has received services when the Company receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. The Company then determines whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of our employees. If all of these requirements are met, the claim is entered into the Company’s claims system for payment and the associated cost of behavioral health services is recognized.
     Accrued claims payable consists primarily of reserves established for reported claims and claims incurred but not yet reported (“IBNR”), which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving a range of estimates, management considers qualitative factors, authorization information, and an actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. The accrued claims payable ranges were between $2.2 and $2.3 million at August 31, 2006 and between $2.6 and $2.8 million at May 31, 2006. To determine the best estimates, management reviews utilization statistics, authorized healthcare service data, calculated completion factors and other data available at and subsequent to the balance sheet dates. The best estimate at August 31, 2006 was $2.3 million and at May 31, 2006, $2.8 million. The Company has used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each fiscal quarter-end.
     Accrued claims payable at August 31, 2006 and May 31, 2006 comprises approximately $0.9 million and, $1.1 million, respectively, of submitted and approved claims which had not yet been paid, and $1.4 million and, $1.7 million for IBNR claims, respectively.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at August 31, 2006, could increase our claims expense by approximately $67,000 and reduce our net results per share by $0.01 per share as illustrated in the table below:
          Change in Healthcare Costs:

(Decrease)
(Decrease)	Increase
Increase	In Claims Expense
(5%)	($68,000)
5%	$67,000
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
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the financial periods presented, the Company did not have any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
Item 1A. Risk Factors
     The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On July 6, 2006, the Company issued an aggregate of 5,500 shares of its common stock in exchange for marketing and website design services provided to the Company by two vendors who accepted the shares in lieu of a total of $9,750 in cash compensation. The foregoing sales of securities were made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a “public offering.”
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
October 13, 2006
	By	/s/ MARY JANE JOHNSON Mary Jane Johnson
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS Robert J. Landis
Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)