Form 10-Q
period 2006-11-30
COMPREHENSIVE CARE CORP
filed 2007-01-19
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2006.

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

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at January 18, 2007
Common Stock, par value $.01 per share	7,665,283

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	November 30, 2006	May 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,904	5,463
Restricted cash	1	589
Accounts receivable, less allowance for doubtful accounts of $7 and $0, respectively	143	153
Other current assets	638	477

Total current assets	6,686	6,682

Property and equipment, net	366	251
Note receivable	46	55
Goodwill, net	991	991
Other assets	193	203

Total assets	8,282	8,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	1,130	1,198
Accrued claims payable	2,678	2,790
Accrued reinsurance claims payable	2,516	2,526
Income taxes payable	46	48

Total current liabilities	6,370	6,562

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	166	119

Total long-term liabilities	2,410	2,363

Total liabilities	8,780	8,925

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; 14,400 issued	720	720
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 7,655,283 and 5,898,707, respectively	77	59
Additional paid-in capital	57,493	56,645
Accumulated deficit	(58,788)	(58,167)

Total stockholders’ deficit	(498)	(743)

Total liabilities and stockholders’ deficit	$8,282	8,182

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOL IDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Operating revenues	$4,646	6,756	8,682	13,057

Costs and expenses:
Healthcare operating expenses	4,444	5,777	8,062	11,495
General and administrative expenses	727	829	1,489	1,705
Provision for (recovery of) doubtful accounts	3	(2)	(135)	(36)
Depreciation and amortization	29	22	52	44

	5,203	6,626	9,468	13,208

Operating (loss) income before items shown below	(557)	130	(786)	(151)

Other income (expense):
Gain from property insurance claim	17	—	17	—
Interest income	26	16	49	28
Interest expense	(48)	(45)	(97)	(94)
Other non-operating income	251	24	254	56

(Loss) income before income taxes	(311)	125	(563)	(161)
Income tax expense	15	17	38	28

(Loss) income from continuing operations	(326)	108	(601)	(189)
Loss from discontinued operations	(20)	—	(20)	—

Net (loss) income attributable to common stockholders	$(346)	108	(621)	(189)

(Loss) income per common share – basic
(Loss) income from continuing operations	$(0.05)	0.02	(0.10)	(0.03)
Loss from discontinued operations	(0.00)	—	(0.00)	—

Net (loss) income	$(0.05)	0.02	(0.10)	(0.03)

(Loss) income per common share – diluted
(Loss) income from continuing operations	$(0.05)	0.01	(0.10)	(0.03)
Loss from discontinued operations	(0.00)	—	(0.00)	—

Net (loss) income	$(0.05)	0.01	(0.10)	(0.03)

Weighted average common shares outstanding:

Basic	6,582	5,815	6,240	5,748

Diluted	6,582	10,591	6,240	5,748

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

C ONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended November 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(621)	(189)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	44
Compensation expense – stock options issued	47	—
Gain from property insurance claim	(17)	—
Compensation expense – stock issued	16	24
Amortization of deferred revenue	(3)	(54)

Changes in assets and liabilities:
Accounts receivable, net	10	21
Accounts receivable - managed care reinsurance contract	—	(64)
Other current assets, restricted funds, and other assets-non-current	449	(368)
Accounts payable and accrued liabilities	(88)	(263)
Accrued claims payable	(112)	45
Accrued reinsurance claims payable	(10)	(119)
Income taxes payable	(2)	3
Other liabilities	43	—

Net cash used in continuing operations	(236)	(920)
Net cash used in discontinued operations	—	(55)

Net cash used in continuing and discontinued operations	(236)	(975)

Cash flows from investing activities:
Proceeds from property insurance claim	35	—
Payment received on notes receivable	8	—
Additions to property and equipment, net	(116)	(10)

Net cash used in investing activities	(73)	(10)

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	785	3,481
Repayment of long-term debt	(35)	(26)

Net cash provided by financing activities	750	3,455

Net increase in cash and cash equivalents	441	2,470
Cash and cash equivalents at beginning of period	5,463	3,695

Cash and cash equivalents at end of period	$5,904	6,165

Supplemental disclosures of cash flow information:
Cash paid during the six-month period for:
Interest	$97	95

Income taxes	$39	25

Non-cash operating, financing and investing activities:
Securities received through consulting agreement, net of other comprehensive loss	$—	4

Property acquired under capital leases	$34	—

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheet as of November 30, 2006, the consolidated statements of operations for the three and six months ended November 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended November 30, 2006 and 2005 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended November 30, 2006 are not necessarily indicative of the results to be expected during the balance of the fiscal year.

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

Restricted Cash

At November 30, 2006, restricted cash of $1,000 represents the amount of deposits required under the terms of client contracts for the purpose of paying outstanding claims. At May 31, 2006, such deposits totaled $514,000, which when combined with the Company’s office lease security deposit of $75,000, comprised the May 31, 2006 restricted cash balance of $589,000. The majority of the claims payment deposits were disbursed following the end of the associated contracts, and the office lease deposit was returned to the Company in June 2006 subsequent to the end of the lease on May 31, 2006.

Revenue Recognition

The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company relies extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Such agreements accounted for 95.1%, or $8.3 million, of revenue for the six months ended November 30, 2006 and 95.6%, or $12.5 million, of revenue for the six months ended November 30, 2005. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

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

Accrued Claims Payable

The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported as of November 30, 2006 and May 31, 2006. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.

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

On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended November 30, 2006, the Company identified one loss contract and entered into negotiations to obtain a rate increase from the client. At November 30, 2006, the Company believes no contract loss reserve for future periods is necessary for this contract.

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

Stock Options

The Company issues stock options to its employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder-approved stock option plans. The Company currently has two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants to the Company. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. Options for non-statutory stock options (“NSOs”) may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of November 30, 2006, under the 2002 Incentive Plan, there were 480,000 options available for grant and there were 490,000 options outstanding, of which 440,000 were exercisable. Additionally, as of November 30, 2006, under the 1995 Incentive Plan, there were 512,875 options outstanding and exercisable. Effective August 31, 2005, the 1995 Incentive Plan terminated such that there are no further options available for grant under this plan.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The Company also has a non-qualified stock option plan for its outside directors (the “Directors’ Plan”). Each non-qualified stock option is exercisable at a price equal to the common stock’s fair market value as of the date of grant. Prior to amendment in February 2006, the Plan awarded initial grants vesting in 25% increments beginning on the first anniversary of the date of grant, and annual grants vesting 100% as of the first annual meeting of stockholders following the date of grant, provided the individual remained a director as of those dates. Subsequent to amendment, outside directors receive an initial grant upon joining the Board and annual grants at each annual meeting of stockholders beginning with the 2006 annual meeting, each vesting in 20% increments beginning on the first anniversary of the date of grant, provided the director continues to serve on the Board on those dates. As further amended with the Board’s and shareholder approval, the maximum number of shares authorized for issuance under the Directors’ Plan was increased from 250,000 to 1,000,000, and non-employee directors serving as of the amendment date were granted a one-time award of 25,000 options. As of November 30, 2006, under the Directors’ Plan, there were 595,836 shares available for option grants and there were 305,832 options outstanding, of which 73,332 options were exercisable.

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

Effective June 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method, which requires companies to measure compensation cost for stock options issued to employees or non-employee directors at fair value on the grant date and recognize compensation cost over the service period for those options expected to vest. The Company uses a Black-Scholes valuation model to determine the fair value of options on the grant date, which is the same model previously utilized for footnote disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation-Transitional Disclosure.” The following table illustrates the effect on net (loss)income and (loss)income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation.

	Three Months Ended 11/30/06	Three Months Ended 11/30/05	Six Months Ended 11/30/06	Six Months Ended 11/30/05
	(in thousands except for per share information)
Net (loss) income, as reported	$(346)	108	(621)	(189)
Add:
Total stock-based employee compensation expense included in related net (loss) income, net of related tax effects	24	—	47	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24)	(36)	(47)	(54)

Pro forma net (loss) income	$(346)	72	(621)	(243)

(Loss) income per common share:
Basic – as reported	$(0.05)	0.02	(0.10)	(0.03)

Diluted – as reported	$(0.05)	0.01	(0.10)	(0.03)

Basic – pro forma	$(0.05)	0.01	(0.10)	(0.04)

Diluted – pro forma	$(0.05)	0.01	(0.10)	(0.04)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

A summary of activity throughout the quarter ended November 30, 2006 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 1, 2006	1,183,707	$1.36
Granted	125,000	$1.88
Exercised	—	—
Forfeited or expired	—	—

Outstanding at November 30, 2006	1,308,707	$1.41	6.22	$638,126

Exercisable at November 30, 2006	1,026,207	$1.29	5.32	$623,318

The following table summarizes information about options granted, exercised, and vested for the three months and six months ended November 30, 2006 and 2005.

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Options granted	125,000	139,666	125,000	189,666
Weighted-average grant-date fair value ($)	1.31	1.40	1.31	1.42

Options exercised	—	65,000	—	255,833
Total intrinsic value of exercised options ($)	—	97,041	—	375,087
Fair value of vested options ($)	44,469	36,887	59,268	42,084

Stock options were granted to Board of Director members and certain employees during the three months and six months ended November 30, 2006 and 2005. No stock options were exercised during the six months ended November 30, 2006.

At November 30, 2006, there was approximately $355,000 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 3.67 years. The Company recognized approximately $17,000 of tax benefits attributable to stock-based compensation expense recorded during the six months ended November 30, 2006. This benefit was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Volatility factor of the expected market price of the Company’s common stock	93.0%	106.0%	93.0%	95.0-106.0%
Expected life (in years) of the options	5	5	5	5
Risk-free interest rate	4.60%	4.46%	4.60%	4.10-4.46%
Dividend yield	0%	0%	0%	0%

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Per Share Data

In calculating basic (loss) income per share, net (loss) income is divided by the weighted average number of common shares outstanding for the period. Diluted (loss) income per share reflects the assumed exercise or conversion of all dilutive securities, such as options, warrants, and convertible preferred stock. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a net loss. The following table sets forth the computation of basic and diluted loss per share in accordance with SFAS No. 128, “Earnings Per Share” (amounts in thousands, except per share data):

	Three Months Ended November 30,		Six Months Ended November 30,
	2006	2005	2006	2005
Numerator:
(Loss) income from continuing operations	$(326)	108	(601)	(189)
Loss from discontinued operations	(20)	—	(20)	—

Numerator for diluted (loss) income attributable to common Stockholders	$(346)	108	(621)	(189)

Denominator:
Weighted average shares	6,582	5,815	6,240	5,748
Effect of dilutive securities:
Warrants	—	89	—	—
Employee stock options	—	452	—	—
Convertible preferred stock	—	4,235	—	—

Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed exercises	6,582	10,591	6,240	5,748

(Loss) income per share- basic	$(0.05)	0.02	(0.10)	(0.03)

(Loss) income per share- diluted	$(0.05)	0.01	(0.10)	(0.03)

Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, stock options, and warrants are as follows at November 30, 2006:

Convertible debentures(a)	15,051
Convertible preferred stock(b)	4,235,328
Outstanding stock options(c)	1,308,707
Outstanding warrants(d)	406,000
Possible future issuance under stock option plans	1,075,836

Total	7,040,922

(a)	The debentures are convertible into 15,051 shares of common stock at a conversion price of $149.09 per share.
(b)	The Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share.
(c)	Options to purchase common stock of the Company have been issued to employees and non-employee Board of Director members with exercise prices ranging from $.25 to $4.00.
(d)	Warrants to purchase common stock of the Company have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging from $1.09 to $5.00.

NOTE 2 — LIQUIDITY

During the six months ended November 30, 2006, net cash used in continuing and discontinued operations amounted to $236,000. Cash flows attributed to investing activities consist primarily of $116,000 in outflows for additions to property and equipment offset by $35,000 in cash provided by proceeds from a property insurance claim. During the six months ended November 30, 2006, the Company incurred an operating loss of $786,000 and a net loss

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

of $621,000. As of November 30, 2006, the Company had working capital of $316,000 and a stockholders’ deficit of $498,000. In June 2005 the Company sold 14,400 shares of its Series A Preferred Stock to Woodcliff Healthcare Investment Partners, LLC (“Woodcliff”) for approximately $3.4 million in net cash proceeds to the Company. In addition, in October 2006, the Company exercised a put option pursuant to which Woodcliff purchased 1,739,130 shares of the Company’s common stock resulting in net cash proceeds of $785,000 (see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”). As a result, management believes the Company has sufficient working capital to sustain current operations and to meet the Company’s current obligations during fiscal 2007.

NOTE 3 – SOURCES OF REVENUE

The Company’s revenue can be segregated into the following significant categories:

	Three Months Ended 11/30/06	Three Months Ended 11/30/05	Six Months Ended 11/30/06	Six Months Ended 11/30/05
Capitated contracts	$4,389	$6,458	$8,258	$12,477
Non-capitated contracts	257	298	424	580

Total	$4,646	$6,756	$8,682	$13,057

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

NOTE 4 — MAJOR CUSTOMERS/CONTRACTS

(1) Effective December 31, 2005, the Company experienced the loss of a major contract to provide behavioral healthcare services to the members of a Connecticut HMO. This HMO had been a customer since March 2001. The agreement represented approximately 21.9%, or $2.9 million of the Company’s operating revenue for the six-month period ended November 30, 2005. Additionally, this contract provided that the Company, through its contract with this HMO, received additional funds directly from a state reinsurance program for the purpose of paying providers. During the six months ended November 30, 2005, the Company filed reinsurance claims totaling approximately $1.0 million. Such claims represent cost reimbursements and, as such, were not included in the reported operating revenues and were accounted for as reductions of healthcare operating expenses. As of November 30, 2006 and May 31, 2006, there were no further reinsurance amounts due from the state reinsurance program. The remaining accrued reinsurance claims payable amount of $2.5 million at November 30, 2006 and May 31, 2006 is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If there is no appeal received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. At November 30, 2006, management believes no further unpaid non-reinsurance claims remain.

(2) In January 2006, the Company received written notice from a Texas HMO client that the HMO had determined to establish its own behavioral health unit and therefore was canceling services provided by the Company effective May 31, 2006. The Company had served commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members under this contract, which accounted for approximately 22.7%, or $5.4 million, and 21.2%, or $2.8 million of the Company’s operating revenues during the fiscal year ended May 31, 2006 and the six months ended November 30, 2005, respectively. The HMO had been a client of the Company since November 1998.

(3) During fiscal 2006, the Company began providing behavioral health services to the members of a Medicare Advantage HMO in the states of Maryland, Pennsylvania, and Texas. Revenues under the contracts accounted for 19.9%, or $1.7 million, and 6.7%, or $0.9 million of the Company’s revenues for the six months ended November 30, 2006 and 2005, respectively. The contracts are for an initial one-year term with automatic annual renewals unless either party provides notice of cancellation at least 90 days prior to the expiration of the then current terms.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The Company’s contracts with its customers are typically for initial terms of one year with automatic annual extensions, unless either party terminates by giving the requisite notice. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice prior to the expiration of the then current terms.

NOTE 5 – PREFERRED STOCK

As of November 30, 2006, there are 4,340 remaining shares of preferred stock authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All outstanding shares were issued in June 2005 as a result of the sale of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds. The Series A Preferred Stock is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share. The Company is authorized to issue shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

(1) In connection with the Company’s new Indiana contract, the Company is required to maintain a performance bond in the amount of $1,000,000. In addition, another client requires the Company to maintain two performance bonds totaling $330,000, and a $25,000 performance bond is maintained in relation to a Third Party Administrator license in Maryland.

(2) Related to the Company’s discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Management believes that the Company’s fiscal 1999 cost report is being reviewed, in which case the intermediary may determine that additional amounts are due to or from Medicare.

(3) The Company is marketing eye care memberships it acquired in November 2004. As of November 30, 2006 none of the memberships had been sold. As such, the Company believes it is probable that it will not recover its full investment of $125,000 and accordingly recorded in the fourth quarter of fiscal 2006 a valuation reserve of 50%, or $62,500, to reduce the carrying value of the memberships to management’s best estimate of recoverable value. If the Company’s marketing plan is not successful with respect to selling these memberships, it may have to write off the remaining amount the Company paid to acquire them. There can be no assurance the Company will sell a quantity of memberships at prices that will allow the Company to recover the $125,000 cost.

(4) In August 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”), entered into a marketing agreement (“the Marketing Agreement”) with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Pursuant to the Marketing Agreement, HAN will receive reimbursement for its out-of-pocket costs of sales efforts made on behalf of CBC plus reimbursement of related travel expenses. HAN will also receive three percent of the gross revenues received by CBC from commercial services agreements resulting from introductions made by HAN or its affiliates and approved by CBC. HAN will receive an additional payment with respect to those commercial services agreements exceeding certain pricing targets equal to fifty percent of the gross revenues exceeding such pricing target. Further, CBC will pay HAN a quarterly bonus of $9,000 or $21,000 if the Company achieves certain quarterly profit targets. The maximum payments to HAN, inclusive of all fees and bonuses, shall not exceed $1.0 million in any fiscal year. The Marketing Agreement is for an initial term of twenty-four (24) months and is automatically renewable for additional periods of twelve months each unless terminated by either party. Two shareholders of HAN are each members of Woodcliff, the owner of all outstanding shares of the Company’s Series A Preferred Stock. See “Note 8 Related Party Transactions.”

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 7 – DISCONTINUED OPERATIONS

In December 2006 the Company was notified of an adjustment to its fiscal 1998 Medicare cost report for its Aurora, Colorado hospital facility that was sold by the Company during fiscal 1999. The result of the adjustment, as determined by the Medicare intermediary, is a charge of approximately $20,000, which is included in the accompanying financial statements under discontinued operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

In August 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”), entered into a marketing agreement (“the Marketing Agreement”) with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Two shareholders of HAN are each members of Woodcliff, the owner of all outstanding shares of the Company’s Series A Preferred Stock. For the three and six months ended November 30, 2006, CBC paid HAN $18,000 and $28,549 respectively, and for the three and six months ended November 30, 2005, $75,000 and $148,000, respectively. See “Note 6-Commitments and Contingencies” for a discussion of the terms and conditions of the Marketing Agreement.

In February 2006 CBC entered into an agreement with Hythiam, Inc. whereby CBC would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, the Company will pay Hythiam license and service fees for each enrollee who is treated. A Director of the Company is the Vice President of Corporate Development for Hythiam. As of November 30, 2006 there had been no material transactions resulting from this agreement.

NOTE 9 – SUBSEQUENT EVENTS

On January 12, 2007, the members of Woodcliff sold their outstanding membership interests in Woodcliff to Hythiam, Inc., a healthcare management services firm. Woodcliff owns 1,739,130 shares of the Company’s common stock acquired in October 2006 and 14,400 shares of the Company’s Series A Convertible Preferred Stock acquired in June 2005, the conversion of which would result in Woodcliff owning a majority interest in the Company. By virtue of Woodcliff’s preferred stock ownership, it is entitled to significant control provisions, including the right to designate a majority of the directors on the Company’s Board. The change in membership interest of Woodcliff resulted in the resignation of three existing Company Board members, and the appointment of three new Board members. The Company is evaluating whether this transaction (a) constitutes a “change of ownership” for accounting purposes and the effect, if any, it may have on the Company’s federal tax position, and (b) may enable the Company’s Chief Executive Officer (“CEO”) to exercise the change of control provisions of her contract, which would entitle the CEO to be paid a severance benefit equal to twenty-four months base salary plus a performance bonus.

On January 18, 2007, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Hythiam whereby the Company would merge into a newly-formed, wholly-owned subsidiary of Hythiam, with the Company surviving the merger. As a result of Hythiam’s acquisition of Woodcliff and consummation of the merger, the Company will be a wholly-owned subsidiary of Hythiam. The Company’s Board of Directors approved the Merger subject to approval by a majority interest of the Company’s stockholders and final ratification by the Company’s Board of Directors of the merger and the Agreement. If the Agreement is consummated, Hythiam will issue one share of its common stock in exchange for twelve shares of the Company’s common stock, with the exception of stock controlled by Woodcliff and stock held by shareholders exercising dissenter’s appraisal rights under Delaware General Corporation Law. For further information concerning this proposed transaction, see the Form 8-K filed by the Company on January 18, 2007 and available at the SEC’s website at www.sec.gov.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to our clients’ members. Our arrangements with our clients fall into two broad categories: capitation arrangements, where our clients pay us a fixed fee per member, and fee-for-service and administrative service arrangements where we may manage behavioral healthcare programs or perform various managed care services. We derived 95.1% or $8.3 million of our revenues from capitation arrangements for the six months ended November 30, 2006. Under capitation arrangements, we receive premiums from our clients based on the number of covered members as reported to us by our clients. The amount of premiums we receive for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.

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

RECENT DEVELOPMENTS

On January 12, 2007, the members of Woodcliff sold their outstanding membership interests in Woodcliff to Hythiam, Inc., a healthcare management services firm. Woodcliff owns 1,739,130 shares of the Company’s common stock acquired in October 2006 and 14,400 shares of the Company’s Series A Convertible Preferred Stock acquired in June 2005, the conversion of which would result in Woodcliff owning a majority, controlling interest in the Company. The change in membership interest of Woodcliff resulted in the resignation of three existing Company Board members, and the appointment of three new Board members.

On January 18, 2007, the Company entered into an Agreement and Plan of Merger with Hythiam whereby the Company would merge with a newly-formed, wholly-owned subsidiary of Hythiam, with the Company surviving the merger as a wholly-owned subsidiary of Hythiam. For further information, See Note 9 “Subsequent Events” to the unaudited, consolidated financial statements.

On December 8, 2006, CompCare entered into a contract with a health plan to provide behavioral healthcare services to approximately 230,000 Medicaid recipients in Indiana. The contract started on January 1, 2007 and is estimated to generate approximately $12 million of annual revenues.

On October 26, 2006, the Company exercised a put option contained in a Securities Purchase Agreement, dated June 14, 2005, between the Company and Woodcliff, an investor that acquired 14,400 shares of the Company’s Series A Convertible Preferred Stock in June 2005. As a result of the exercise of such put option, the Company generated gross proceeds of $800,000 in exchange for the issuance of 1,739,130 shares of its common stock to Woodcliff on October 26, 2006. See Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information regarding this transaction.

RESULTS OF OPERATIONS

For the six months ended November 30, 2006, the Company reported a net loss of $621,000, or $0.10 loss per share (basic and diluted). In comparison, the Company reported a net loss of $189,000, or $0.03 loss per share (basic and diluted), for the six months ended November 30, 2005.

Included as other non-operating income in the statement of operations for the three and six months ended November 30, 2006 is $250,000 representing amounts owed to the Company under a life insurance policy. The Company was entitled to the insurance benefits as the result of a settlement of claims against the seller of four corporations the Company purchased in 1996.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The following tables summarize the Company’s operating results from continuing operations for the three and six months ended November 30, 2006 and 2005 (amounts in thousands):

THE THREE MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2005:

	THREE MONTHS ENDED NOVEMBER 30,
	2006	2005
Operating revenues:
Capitated contracts	$4,389	6,458
Non-capitated sources	257	298

Total operating revenues	4,646	6,756
Operating expenses:
Healthcare operating expenses:
Claims expense(1)	3,525	4,660
Other healthcare operating expenses(1)	919	1,117

Total healthcare operating expenses	4,444	5,777
General and administrative expenses	727	829
Bad Debt (recovery of doubtful accounts)	3	(2)
Depreciation and amortization	29	22

Total operating expenses	5,203	6,626

Operating (loss) income	$(557)	130

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.

The Company reported an operating loss of $557,000 and a net loss of $346,000, or $0.05 loss per share (basic and diluted), for the quarter ended November 30, 2006 compared to operating income of $130,000 and net income of $108,000, or $0.02 earnings per basic share and $0.01 earnings per diluted share, for the quarter ended November 30, 2005. Operating revenues from capitated contracts decreased 32.0%, or approximately $2.1 million, to $4.4 million for the quarter ended November 30, 2006 compared to $6.5 million for the quarter ended November 30, 2005. The decrease is primarily attributable to the loss of clients in Connecticut and Texas, and was partially offset by $0.5 million in additional business from three existing customers operating in Pennsylvania, Maryland, Texas and Michigan and $0.2 million from a new customer operating in Michigan. Revenue from non-capitated sources decreased 13.8% or approximately $41,000, to $257,000 for the quarter ended November 30, 2006, compared to $298,000 for the quarter ended November 30, 2005. The reduction is due to the loss of one client in Michigan.

Claims expense on capitated contracts decreased approximately $1.1 million or 24.4% for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 due to lower capitated revenues. Claims expense as a percentage of capitated revenues increased 8.1% from 72.2% for the three months ended November 30, 2005 to 80.3% for the three months ended November 30, 2006 due to increased utilization of covered services by Medicare members. Other healthcare expenses, attributable to servicing both capitated contracts and non-capitated contracts, decreased 17.7%, or approximately $198,000 due primarily to workforce reductions in response to the aforementioned decrease in revenues in Michigan, Connecticut and Texas.

General and administrative expenses decreased by 12.3%, or approximately $102,000 for the quarter ended November 30, 2006 as compared to the quarter ended November 30, 2005. The decrease in general and administrative expense is primarily attributable to reductions in rent expense and reduced usage of outside consultants. General and administrative expense as a percentage of operating revenue increased from 12.3% for the quarter ended November 30, 2005 to 15.6% for the quarter ended November 30, 2006, due to lower operating revenues.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

THE SIX MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2005:

	SIX MONTHS ENDED NOVEMBER 30,
	2006	2005
Operating revenues:
Capitated contracts	$8,258	$12,477
Non-capitated sources	424	580

Total operating revenues	8,682	13,057

Operating expenses:
Healthcare operating expenses:
Claims expense(1)	6,300	9,260
Other healthcare operating expenses(1)	1,762	2,235

Total healthcare operating expense	8,062	11,495
General and administrative expenses	1,489	1,705
Recovery of doubtful accounts	(135)	(36)
Depreciation and amortization	52	44

Total operating expenses	9,468	13,208

Operating loss	$(786)	$(151)

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.

The Company reported an operating loss of $786,000 and a net loss of $621,000, or $0.10 loss per share (basic and diluted), for the six months ended November 30, 2006 compared to an operating loss of $151,000 and a net loss of $189,000, or $0.03 loss per share (basic and diluted), for the six months ended November 30, 2005. Capitated contract revenues decreased 33.8%, or approximately $4.2million, to approximately $8.3million for the six months ended November 30, 2006 compared to $12.5 million for the six months ended November 30, 2005. The decrease is primarily attributable to the loss of clients in Connecticut and Texas, and was partially offset by $1.1 million in additional business from three existing customers operating in Pennsylvania, Maryland, Texas and Michigan and $0.2 million from a new customer operating in Michigan. Non-capitated revenue declined 26.9%, or approximately $156,000, to approximately $0.4 million for the six months ended November 30, 2006, compared to approximately $0.6 million for the six months ended November 30, 2005. The decrease is attributable to the loss of a management services only customer in Michigan.

Claims expense on capitated contracts decreased approximately $3.0 million or 32.0% for the six months ended November 30, 2006 as compared to the six months ended November 30, 2005 due to lower capitated revenues. Claims expense as a percentage of capitated revenues increased 2.1% from 74.2% for the six months ended November 30, 2005 to 76.3% for the six months ended November 30, 2006 due to increased utilization of covered services by Medicare members. Other healthcare expenses, which are incurred to service both capitated and non-capitated contracts, decreased approximately $473,000, or 21.2%, due primarily to workforce reductions in response to the aforementioned decrease in revenues in Michigan, Connecticut and Texas.

General and administrative expenses decreased by $216,000, or 12.7%, for the six months ended November 30, 2006 as compared to the six months ended November 30, 2005. The decrease in general and administrative expense is primarily attributable to reductions in rent expense and reduced usage of outside consultants. General and administrative expense as a percentage of operating revenue increased from 13.1% for the six months ended November 30, 2005 to 17.2% for the six months ended November 30, 2006.

Recoveries of doubtful accounts increased by $99,000 for the six months ended November 30, 2006 when compared to the six months ended November 30, 2005 due to the recovery of a receivable written off in past years.

SEASONALITY OF BUSINESS

Historically, we have experienced consistently low utilization by members during our first fiscal quarter, which comprises the months of June, July, and August, and increased member utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in member utilization impact our

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter. During the second quarter of our 2007 fiscal year, we experienced higher than expected Medicare member utilization costs as compared to the second quarter of the previous fiscal year. We have attempted to address the high utilization costs incurred during our second quarter of this fiscal year through rate increases with certain of our clients. We may continue to experience increased utilization costs in subsequent quarters.

CONCENTRATION OF RISK

For the six months ended November 30, 2006, 81.5% of our operating revenue was concentrated in contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. For the same period of the prior fiscal year, 86.9% of our operating revenue was concentrated in contracts with eight health plans. The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would negatively affect the financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended November 30, 2006, net cash used in continuing and discontinued operations amounted to $236,000. In comparison, $920,000 and $55,000 were used in continuing and discontinued operations, respectively, during the six months ended November 30, 2005. The decrease in net cash used in continuing operations is primarily attributable to the release of $512,000 in restricted cash during the quarter ended August 31, 2006. During the six months ended November 30, 2006, net cash provided by financing activities amounted to $750,000, primarily from the exercise by the Company of a put option that resulted in the receipt of net proceeds of $785,000 from Woodcliff in exchange for the Company’s issuance 1,739,130 shares of common stock. A net amount of $3.5 million in proceeds was provided by financing activities for the same period of fiscal 2006, attributable primarily to issuance of 14,400 shares of Series A Preferred Stock to Woodcliff in June 2005.

At November 30, 2006, cash and cash equivalents were approximately $5.9 million. During the six months ended November 30, 2006, we incurred a net loss of $621,000. As of November 30, 2006, the Company had working capital of $316,000 and a stockholders’ deficit of $498,000. In June 2005, the Company completed the sale of 14,400 shares of its Series A Preferred Stock for approximately $3.4 million in net cash proceeds, and in October 2006, the Company exercised a put option that resulted in an additional $785,000 in net proceeds. As a result, we believe we have sufficient working capital to sustain current operations and to meet our current obligations. We expect to meet our working capital needs in our 2007 fiscal year and thereafter with our existing cash balances and by cash generated from continuing operations.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $2.7 million claims payable amount reported as of November 30, 2006.

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

Currently, CBC, the Company’s primary operating subsidiary, has an agreement with Hythiam, Inc. whereby CBC has the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. A Director of the Company is the Vice President of Corporate Development for Hythiam. For a description of this and our other related-party transactions, see Note 8 “Related Party Transactions” to our unaudited, consolidated financial statements.

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

We believe our accounting policies specific to revenue recognition, accrued claims payable, premium deficiencies, goodwill, and stock compensation expense involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 1 – “Summary of Significant Accounting Policies” to the unaudited, consolidated financial statements).

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

Accrued claims payable consists primarily of reserves established for reported claims and claims incurred but not yet reported (“IBNR”), which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving a range of estimates, management considers qualitative factors, authorization information, and an actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. The accrued claims payable ranges were between $2.6 and $2.8 million at both November 30, 2006 and May 31, 2006. To determine the best

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

estimates, management reviews utilization statistics, authorized healthcare service data, calculated completion factors and other data available at and subsequent to the balance sheet dates. The best estimate at November 30, 2006 was $2.7 million and at May 31, 2006, $2.8 million. The Company has used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each fiscal quarter-end.

Accrued claims payable at November 30, 2006 and May 31, 2006 comprises approximately $0.8 million and, $1.1 million, respectively, of submitted and approved claims, which had not yet been paid, and $1.9 million and, $1.7 million for IBNR claims, respectively.

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

A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at November 30, 2006, could increase our claims expense by approximately $80,000 and reduce our net results per share by $0.01 per share as illustrated in the table below:

Change in Healthcare Costs:

(Decrease) Increase	(Decrease) Increase In Claims Expense
(5)%	$(81,000)
5%	$80,000

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

On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended November 30, 2006, the Company identified one loss contract and entered into negotiations to obtain a rate increase from the client. At November 30, 2006, the Company believes no contract loss reserve for future periods is necessary for this contract.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

STOCK COMPENSATION EXPENSE

The Company issues stock-based awards to its employees and members of its Board of Directors. Effective June 1, 2006, the Company adopted SFAS 123R and elected to apply the modified-prospective method to measure compensation cost for stock options at fair value on the grant date and recognize compensation cost on a straight-line basis over the service period for those options expected to vest. The Company uses the Black-Scholes option pricing model, which requires certain variables for input to calculate the fair value of a stock award on the grant date. These variables include the expected volatility of the Company’s stock price, award exercise behaviors, the risk free interest rate, and expected dividends. The Company uses significant judgment in estimating expected volatility of the stock, exercise behavior and forfeiture rates.

Expected Volatility

The Company estimates the volatility of the share price by using historical data of the Company’s traded stock in combination with management’s expectation of the extent of fluctuation in future stock prices. The Company believes its historical volatility is more representative of future stock price volatility and as such it has been given greater weight in estimating future volatility.

Expected Term

A variety of factors are considered in determining the expected term of options granted. Options granted are grouped by their homogeneity. Where possible, the Company analyzes exercise and post-vesting termination behavior. For any group without sufficient information, the Company estimates the expected term of the options granted by averaging the vesting term and the contractual term of the options.

Expected Forfeiture Rate

The Company generally separates its option awards into two groups: employee and non-employee awards. The historical data of each group are analyzed independently to estimate the forfeiture rate of options at the time of grant. These estimates are revised in subsequent periods if actual forfeitures differ from estimated forfeitures.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported in the Company’s Current Report on Form 8-K filed October 27, 2006, the Company on October 26, 2006 exercised a put option contained in a Securities Purchase Agreement (the “Agreement”), dated June 14, 2005, between the Company and Woodcliff, an investor that acquired 14,400 shares of the Company’s Series A Convertible Preferred Stock in June 2005. As a result of the exercise of such put option, the Company generated an aggregate of $800,000 in gross proceeds in exchange for the issuance of 1,739,130 shares of its common stock to Woodcliff. The Company realized net cash proceeds of $785,000 and intends to utilize the funds for working capital purposes. The shares were sold to Woodcliff in a private transaction not involving a public offering. Based on certain representations and warranties of Woodcliff in the Agreement, the Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder for an exemption from the registration requirements of the Securities Act. The shares of common stock issued to Woodcliff have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration requirements.

On September 25, 2006, the Company issued an aggregate of 12,000 shares of its common stock in exchange for marketing and website design services provided to the Company by three vendors who accepted the shares in lieu of a total of $24,500 in cash compensation. The foregoing sales of securities were made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a “public offering.”

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 17, 2006, the Company held its 2006 Annual Meeting of Stockholders for the purpose of electing seven Directors.

Holders of the Company’s Common Stock, $0.01 par value, of record as of September 22, 2006 (the “Record Date”) were entitled to notice of the Annual Meeting and to vote at such meeting. As of the Record Date, there were 5,904,207 shares of Common Stock and 14,400 shares of Convertible Preferred Stock entitled to vote at the meeting. The 14,400 shares of Convertible Preferred Stock represented 4,235,328 Common Shares of the Company on an as converted basis. Stockholders holding 4,995,079 shares of Common Stock and 14,400 shares of Convertible Preferred Stock, representing a majority of the Common Stock and Preferred Stock and representing a quorum (approximately 84.6% and 100%, respectively, of the total shares entitled to vote), were represented at the meeting either in person or by proxy.

RESULTS OF ELECTION OF DIRECTORS

Common and Preferred Stockholders were asked to elect three Directors to the Company’s Board of Directors. Set forth below are the names of the persons nominated for and elected to serve on the Company’s Board of Directors until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified as well as the results of the voting for the nominees. The results given below include Common Shares and Preferred Shares on an as converted basis.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Name	Votes For	Votes Withheld
Mary Jane Johnson	8,855,542	374,865
Robert J. Landis	8,822,578	407,829
Eugene L. Froelich	9,097,325	133,082

The Preferred Stockholder was asked to elect four Directors to the Company’s Board of Directors. Set forth below are the names of the persons nominated for and elected to serve on the Company’s Board of Directors until the next Annual Meeting of Stockholders and until the successors are duly elected and qualified as well as the results of the voting for the nominees.

Name	Preferred Votes For	Preferred Votes Withheld
Robert Parker	14,400	0
David P. Schuster	14,400	0
Barry A. Stein	14,400	0
Peter Jesse Walcott	14,400	0

The Board of Directors of the Company is now comprised of the following seven (7) directors: Ms. Mary Jane Johnson, Mr. Robert J. Landis, Mr. Eugene L. Froelich, Mr. David P. Schuster, Dr. Barry A. Stein, Mr. Peter Jesse Walcott, and Mr. Robert Parker.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

January 19, 2007

	By	/s/ MARY JANE JOHNSON
Mary Jane Johnson
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS
Robert J. Landis
Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)