Form 10-Q
period 2007-02-28
COMPREHENSIVE CARE CORP
filed 2007-04-13
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2007.

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
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at April 11, 2007

Common Stock, par value $.01 per share	7,702,783

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	February 28,	May 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,374	5,463
Restricted cash	1	589
Accounts receivable, less allowance for doubtful accounts of $0	1,556	153
Other current assets	551	477

Total current assets	8,482	6,682

Property and equipment, net	392	251
Note receivable	40	55
Goodwill, net	991	991
Other assets	195	203

Total assets	10,100	8,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	1,367	1,198
Accrued claims payable	5,017	2,790
Accrued reinsurance claims payable	2,526	2,526
Income taxes payable	46	48

Total current liabilities	8,956	6,562

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	166	119

Total long-term liabilities	2,410	2,363

Total liabilities	11,366	8,925

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; 14,400 issued	720	720
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 7,702,783 and 5,898,707, respectively	77	59
Additional paid-in capital	57,586	56,645
Accumulated deficit	(59,649)	(58,167)

Total stockholders’ deficit	(1,266)	(743)

Total liabilities and stockholders’ deficit	$10,100	8,182

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Operating revenues	$7,369	$5,585	16,051	$18,642

Costs and expenses:
Healthcare operating expenses	7,060	4,579	15,122	16,074
General and administrative expenses	1,121	768	2,610	2,473
Recovery of doubtful accounts	(10)	(55)	(145)	(91)
Depreciation and amortization	34	21	86	65

	8,205	5,313	17,673	18,521

Operating (loss) income	(836)	272	(1,622)	121

Other income (expense):
Gain on sale of assets	2	—	2	—
Gain from property insurance claim	—	—	17	—
Loss from software development	—	(102)	—	(102)
Interest income	24	19	73	47
Interest expense	(46)	(45)	(143)	(139)
Other non-operating income	—	1	254	57

(Loss) income before income taxes	(856)	145	(1,419)	(16)
Income tax expense	5	16	43	44

(Loss) income from continuing operations	(861)	129	(1,462)	(60)
Loss from discontinued operations	—	—	(20)	—

Net (loss) income attributable to common stockholders	$(861)	129	(1,482)	(60)

(Loss) income per common share — basic
(Loss) income from continuing operations	$(0.11)	0.02	(0.22)	(0.01)
Loss from discontinued operations	—	—	(0.00)	—

Net (loss) income	$(0.11)	0.02	(0.22)	(0.01)

(Loss) income per common share — diluted
(Loss) income from continuing operations	$(0.11)	0.01	(0.22)	(0.01)
Loss from discontinued operations	—	—	(0.00)	—

Net (loss) income	$(0.11)	0.01	(0.22)	(0.01)

Weighted average common shares outstanding:

Basic	7,665	5,851	6,710	5,782

Diluted	7,665	10,443	6,710	5,782

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	February 28,
	2007	2006
Cash flows from operating activities:
Loss from continuing operations	$(1,462)	(60)

Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	86	65
Gain on sale of assets	(2)	—
Loss from software development	—	102
Compensation expense — stock options issued	96	—
Gain from property insurance claim	(17)	—
Non cash expense — stock issued	35	26
Amortization of deferred revenue	(3)	(56)

Changes in assets and liabilities:
Accounts receivable, net	(1,403)	90
Accounts receivable — managed care reinsurance contract	—	372
Other current assets, restricted cash, and other assets-non-current	540	(323)
Accounts payable and accrued liabilities	186	(146)
Accrued claims payable	2,227	(576)
Accrued reinsurance claims payable	—	(442)
Income taxes payable	(2)	(1)
Other liabilities	32	—

Net cash provided by (used in) continuing operations	313	(949)
Net cash used in discontinued operations	(20)	(55)

Net cash provided by (used in) continuing and discontinued operations	293	(1,004)

Cash flows from investing activities:
Net proceeds from sale of property and equipment	2	—
Proceeds from property insurance claim	35	—
Payment received on notes receivable	14	—
Additions to property and equipment, net	(173)	(13)

Net cash used in investing activities	(122)	(13)

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	804	3,481
Repayment of long-term debt	(64)	(38)

Net cash provided by financing activities	740	3,443

Net increase in cash and cash equivalents	911	2,426
Cash and cash equivalents at beginning of period	5,463	3,695

Cash and cash equivalents at end of period	$6,374	6,121

Supplemental disclosures of cash flow information:
Cash paid during the nine-month period for:
Interest	$101	97

Income taxes	$46	45

Non-cash financing and investing activities:
Securities received through consulting agreement, net of other comprehensive loss	$—	4

Property acquired under capital leases	$58	—

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 1 — Basis of Presentation
     Comprehensive Care Corporation (the “Company” or “CompCare”) is a Delaware corporation organized in 1969. The Company, primarily through its wholly owned subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”), provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. The Company manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The customer base for the Company’s services includes both private and governmental entities. The Company’s services are provided primarily by unrelated vendors on a subcontract basis.
     On January 12, 2007, Hythiam, Inc. (“Hythiam”), a healthcare services management company focusing on solutions for those suffering from alcoholism and other substance dependencies, gained a majority controlling interest in the Company by purchasing the membership interests of Woodcliff Healthcare Investment Partners, LLC (“Woodcliff”). Woodcliff owns 1,739,130 shares of the Company’s common stock acquired in October 2006 and 14,400 shares of the Company’s Series A Convertible Preferred Stock acquired in June 2005. The Preferred Stock is convertible into 4,235,328 shares of the Company’s common stock at the election of Woodcliff. Assuming conversion, Woodcliff has the ability to control 5,974,458 shares or 50.05% of the Company’s common stock based on shares outstanding at April 11, 2007. Woodcliff has dividend and liquidation preferences, anti-dilution protection, and the right to appoint a majority of the board of directors of the Company. In addition, the Company is required to obtain Woodcliff’s consent for a sale or merger involving a material portion of the Company’s assets or business, and prior to entering into any single or series of related transactions exceeding $500,000 or incurring any debt in excess of $200,000. After Hythiam acquired Woodcliff, three of our existing Woodcliff appointed board members resigned and Hythiam appointed three new board members. On January 18, 2007, the Company entered into a merger agreement with Hythiam, as amended on January 26, 2007, whereby Hythiam would acquire the remaining outstanding shares of the Company in exchange for shares of Hythiam common stock. However, two CompCare stockholder class action lawsuits have been filed in opposition to the merger. While the final outcome of the litigation and the proposed merger cannot be predicted at this time, Hythiam has publicly indicated that they would be satisfied with their current equity stake. See “Part II—Other Information, Item 1—Legal Proceedings” for discussion of the lawsuits.
     The consolidated balance sheet as of February 28, 2007, the consolidated statements of operations for the three and nine months ended February 28, 2007 and 2006, and the consolidated statements of cash flows for the nine months ended February 28, 2007 and 2006 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended February 28, 2007 are not necessarily indicative of the results to be expected during the balance of the fiscal year.
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
Note 2 — Summary of Significant Accounting Policies
Restricted Cash
     At February 28, 2007, restricted cash of $1,000 represents the amount of deposits required under the terms of client contracts for the purpose of paying outstanding claims. At May 31, 2006, such deposits totaled $514,000, which when combined with the Company’s office lease security deposit of $75,000, comprised the May 31, 2006 restricted cash balance of $589,000. All of the claims payment deposits required at May 31, 2006 were disbursed following the end of the associated contracts, and the office lease deposit was returned to the Company in June 2006 subsequent to the end of the lease on May 31, 2006.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Revenue Recognition
     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations (“HMOs”), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company relies extensively on the accuracy of the client remittance and other reported information to determine the amount of revenue to be recognized. Capitation agreements accounted for 96.1% of revenue, or $15.4 million, for the nine months ended February 28, 2007 and 96.0% of revenue, or $17.9 million, for the nine months ended February 28, 2006. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.
Healthcare Expense Recognition
     Healthcare operating expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported. See “Accrued Claims Payable” for a discussion of claims incurred but not yet reported. The Company contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis. The Company determines that a member has received services when the Company receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. The Company then determines whether the member is eligible to receive such services, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees. If all of these requirements are met, the claim is entered into the Company’s claims system for payment.
Accrued Claims Payable
     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The accrued claims payable liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.
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
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended February 28, 2007, the Company identified one contract that was not meeting its financial goals and entered into negotiations to obtain a rate increase from the client. At February 28, 2007, the Company believes no contract loss reserve for future periods is necessary for this contract. Annual revenues from the contract are approximately $1.2 million.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Income Taxes
     Under the asset and liability method of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in the consolidated statements of operations in the period that included the enactment. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not.
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on June 1, 2007, the beginning of its 2008 fiscal year, and is currently in the process of evaluating the impact of implementation of FIN 48 on its consolidated financial statements.
     On January 12, 2007, the sale of Woodcliff’s majority interest in the Company to Hythiam, Inc. constituted a “change of ownership” under IRS Section 382 rules, which impose limitations on the ability to deduct prior period net operating losses on current federal tax returns. In the event that the Company has two or more ownership changes, Section 1.382-5(d) also describes a potential impact on the limitation for any losses attributable to the period preceding the earlier ownership change. The Company has determined that the latest change of ownership does not change the limitation of approximately $400,000 per year for net operating losses incurred prior to June 14, 2005, the date of the first change in control. Furthermore, the Company’s ability to use net operating losses incurred between June 15, 2005 and January 11, 2007 is limited to approximately $490,000 per year. Net operating losses for periods prior to June 15, 2005 and for the subsequent period of June 15, 2005 to January 11, 2007 may be deducted simultaneously subject to the applicable limitations. Any unused portion of such limitations can be carried forward to the following year. The Company may be subject to further limitation in the event that the Company issues or agrees to issue substantial amounts of additional equity or completes the merger with Hythiam.
Stock Options
     The Company issues stock options to its employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder-approved stock option plans. The Company currently has two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants to the Company. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. Options for non-statutory stock options (“NSOs”) may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of February 28, 2007, under the 2002 Incentive Plan, there were 520,000 options available for grant and there were 440,000 options outstanding and exercisable. Additionally, as of February 28, 2007, under the 1995 Incentive Plan, there were 485,375 options outstanding and exercisable. Effective August 31, 2005, the 1995 Incentive Plan terminated such that there are no further options available for grant under this plan.
     The Company also has a non-qualified stock option plan for its outside directors (the “Directors’ Plan”). Each non-qualified stock option is exercisable at a price equal to the common stock’s fair market value as of the date of grant. Prior to amendment in February 2006, the Plan awarded initial grants vesting in 25% increments beginning on the first anniversary of the date of grant, and annual grants vesting 100% as of the first annual meeting of stockholders following the date of grant, provided the individual remained a director as of those dates. Subsequent to

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
amendment, outside directors receive an initial grant upon joining the Board and annual grants at each annual meeting of stockholders beginning with the 2006 annual meeting, each vesting in 20% increments beginning on the first anniversary of the date of grant, provided the director continues to serve on the Board on those dates. As further amended with the Board’s and shareholder approval, the maximum number of shares authorized for issuance under the Directors’ Plan was increased from 250,000 to 1,000,000, and non-employee directors serving as of the amendment date were granted a one-time award of 25,000 options. As of February 28, 2007, under the Directors’ Plan, there were 778,336 shares available for option grants and there were 123,332 options outstanding, of which 75,832 options were exercisable.
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
     Effective June 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method, which requires companies to measure compensation cost for stock options issued to employees or non-employee directors at fair value on the grant date and recognize compensation cost over the service period for those options expected to vest. The Company uses a Black-Scholes valuation model to determine the fair value of options on the grant date, which is the same model previously utilized for footnote disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation-Transitional Disclosure.” The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation.

	Three	Nine
	Months	Months
	Ended	Ended
	2/28/06	2/28/06
Net income (loss), as reported	$129	(60)
Add:
Total stock-based employee compensation expense included in related net income (loss), net of related tax effects	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(105)	(133)

Pro forma net income (loss)	$24	(193)

Income (loss) per common share:
Basic — as reported	$0.02	(0.01)

Diluted — as reported	$0.01	(0.01)

Basic — pro forma	$0.00	(0.03)

Diluted — pro forma	$0.00	(0.03)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     A summary of activity throughout the quarter ended February 28, 2007 is as follows:

		Weighted-
		Average	Weighted-Average
		Exercise	Remaining	Aggregate
Options	Shares	Price	Contractual Term	Intrinsic Value
Outstanding at December 1, 2006	1,308,707	$1.41
Granted	—	—
Exercised	(37,500)	0.51
Forfeited or expired	(222,500)	1.85

Outstanding at February 28, 2007	1,048,707	$1.35	5.43	—

Exercisable at February 28, 2007	1,001,207	$1.33	5.25	—
     The following table summarizes information about options granted, exercised, and vested for the three months and nine months ended February 28, 2007 and 2006.

	Three Months Ended			Nine Months Ended
	February 28,			February 28,
	2007		2006	2007		2006
Options granted	—		—	125,000		189,666
Weighted-average grant-date fair value	—		—	$1.31		$1.42

Options exercised	37,500		—	37,500		255,833
Total intrinsic value of exercised options	$13,160		—	$13,160		$375,087

Fair value of vested options	$66,070	*	$1,711	$125,338	*	$43,795	*

*	Includes $66,070 representing the fair value of options vesting immediately due to a change in control of the Company on January 12, 2007.
     Stock options were granted to board of director members and certain employees during the nine months ended February 28, 2007 and 2006. A total of 37,500 options were exercised during the three and nine months ended February 28, 2007. Total intrinsic value of exercised options during the three months and nine months ended February 28, 2007 and 2006 was $13,160. For the nine months ended February 28, 2006, 255,833 options with total intrinsic value of $375,087 were exercised. During the three months ended February 28, 2007, 222,500 stock options granted to certain board of director members and employees were cancelled due to the recipients’ resignation from the Board or the Company.
     At February 28, 2007, there was approximately $56,000 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 3.91 years. The Company recognized approximately $11,000 of tax benefits attributable to stock-based compensation expense recorded during the nine months ended February 28, 2007. This benefit was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.
     The following table lists the assumptions utilized in applying the Black-Scholes valuation model. The Company uses historical data to estimate the expected term of the option. Expected volatility is based on the historical volatility of the Company’s traded stock. The Company has not declared dividends in the past nor does it expect to do so in the near future, and as such it assumes no expected dividend. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Volatility factor of the expected market price of the Company’s common stock	—	—	93.0%	95.0 - 106.0%
Expected life (in years) of the options	—	—	5	5
Risk-free interest rate	—	—	4.60%	4.10 - 4.46%
Dividend yield	—	—	0%	0%
No stock options were granted during the three months ended February 28, 2007 or 2006.
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

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Numerator:
(Loss) income from continuing operations	$(861)	129	(1,462)	(60)
Loss from discontinued operations	—	—	(20)	—

Numerator for diluted (loss) income attributable to common stockholders	$(861)	129	(1,482)	(60)

Denominator:
Weighted average shares	7,665	5,851	6,710	5,782
Effect of dilutive securities:
Warrants	—	14	—	—
Employee stock options	—	342	—	—
Convertible preferred stock	—	4,236	—	—

Denominator for diluted income (loss) per share-adjusted weighted average shares after assumed exercises	7,665	10,443	6,710	5,782

(Loss) income per share — basic	$(0.11)	0.02	(0.22)	(0.01)

(Loss) income per share — diluted	$(0.11)	0.01	(0.22)	(0.01)

Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, stock options, and warrants are as follows at February 28, 2007:

Convertible debentures(a)	15,051
Convertible preferred stock(b)	4,235,328
Outstanding stock options(c)	1,048,707
Outstanding warrants(d)	406,000
Possible future issuance under stock option plans	1,298,336

Total	7,003,422

(a)	The debentures are convertible into 15,051 shares of common stock at a conversion price of $149.09 per share.

(b)	The Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share.

(c)	Options to purchase common stock of the Company have been issued to employees and non-employee board of director members with exercise prices ranging from $.25 to $4.00.

(d)	Warrants to purchase common stock of the Company have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging from $1.09 to $5.00.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 3 — Liquidity
     During the nine months ended February 28, 2007, the Company’s cash and cash equivalents increased by $911,000. Net cash provided from continuing and discontinued operations amounted to $293,000 primarily from a new contract in Indiana that started January 1, 2007. Cash used in investing activities amounted to $122,000 primarily from $172,000 of outflows for additions to property and equipment offset by $35,000 in cash provided by proceeds from a property insurance claim. Cash provided from financing activities amounted to $740,000 primarily from the $785,000 of net cash proceeds received by the Company from exercising a put option to Woodcliff for 1,739,130 shares of the Company’s common stock. During the nine months ended February 28, 2007, the Company incurred an operating loss of $1.6 million and a net loss of $1.4 million. As of February 28, 2007 the Company had a working capital deficit of $474,000 and a stockholders’ deficit of $1.3 million. However, the Company expects positive cash flow from new contracts that started January 1, 2007 and as a result, management believes the Company has sufficient cash reserves to sustain current operations and to meet the Company’s current obligations during 2007.
Note 4 — Accounts Receivable
     Accounts receivable increased by $1.4 million from May 31, 2006 to February 28, 2007 due primarily to the February capitation payment from the Company’s new client in Indiana received on March 1, 2007.
Note 5 — Sources Of Revenue
     The Company’s revenue can be segregated into the following significant categories:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	02/28/07	02/28/06	02/28/07	02/28/06
Capitated contracts	$7,173	$5,412	$15,430	$17,889
Non-capitated contracts	196	173	621	753

Total	$7,369	$5,585	$16,051	$18,642

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
Note 6 — Major Customers/Contracts
(1) Effective December 31, 2005, the Company experienced the loss of a major contract to provide behavioral healthcare services to the members of a Connecticut HMO. This HMO had been a customer since March 2001. The agreement represented approximately 18.0%, or $3.4 million of the Company’s operating revenue for the nine-month period ended February 28, 2006. Additionally, this contract provided that the Company, through its contract with this HMO, receive additional funds directly from a state reinsurance program for the purpose of paying providers. During the nine months ended February 28, 2006, the Company filed reinsurance claims totaling approximately $1.2 million. Such claims represent cost reimbursements and, as such, were not included in the reported operating revenues and were accounted for as reductions of healthcare operating expenses. As of February 28, 2007 and May 31, 2006, there were no further reinsurance amounts due from the state reinsurance program. The remaining accrued reinsurance claims payable amount of $2.5 million at February 28, 2007 and May 31, 2006 is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If there is no appeal received by the Company within the prescribed amount of time, the Company may not be required to make any further payments related to such claims. At February 28, 2007, management believes no further unpaid claims remain, but has not reduced the claims liability since the statutory limits have not expired relating to such claims.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
(2) In January 2006, the Company received written notice from a Texas HMO client that the HMO had determined to establish its own behavioral health unit and therefore was canceling services provided by the Company effective May 31, 2006. The Company had served commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members under this contract, which accounted for approximately 22.7%, or $5.4 million, and 22.2%, or $4.1 million of the Company’s operating revenues during the fiscal year ended May 31, 2006 and the nine months ended February 28, 2006, respectively. The HMO had been a client of the Company since November 1998.
(3) During fiscal 2006, the Company began providing behavioral health services to the members of a Medicare Advantage HMO in the states of Maryland, Pennsylvania, and Texas. Revenues under the contracts accounted for $2.6 million, or 16.0%, and $1.4 million, or 7.6% of the Company’s revenues for the nine months ended February 28, 2007 and 2006, respectively. The contracts are for an initial one-year term with automatic annual renewals unless either party provides notice of cancellation at least 90 days prior to the expiration of the then current terms.
(4) In January 2007 the Company began providing behavioral health services to approximately 250,000 Indiana Medicaid recipients pursuant to a contract with an Indiana HMO. The contract accounted for approximately $2.4 million or 32.1% of revenues for the three months ended February 28, 2007, and is for an initial term of two years with subsequent extensions by mutual written agreement. Termination of the contract by either party may only be effected by reason of failure to perform that has not been corrected within agreed upon timeframes.
The Company’s contracts with its customers are typically for initial terms of one year with automatic annual extensions, unless either party terminates by giving the requisite notice. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice prior to the expiration of the then current terms.
Note 7 — Preferred Stock
     As of February 28, 2007, there are 4,340 remaining shares of preferred stock authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All outstanding shares were issued in June 2005 as a result of the sale of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds. The Series A Preferred Stock is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share. Woodcliff has the right to appoint the majority of the board of directors, has dividend and liquidation preferences, and anti-dilution protection. In addition, the Company needs Woodcliff’s consent for a sale or merger involving a material portion of its assets or business, any single or series of related transactions exceeding $500,000, and prior to incurring any debt in excess of $200,000. As discussed in Note 1, on January 12, 2007, Hythiam, Inc. acquired a majority control of the voting stock of the Company through its acquisition of Woodcliff and subsequently appointed three new board members to replace three board members that resigned as a result of the Woodcliff acquisition.
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
Note 8 — Commitments and Contingencies
(1) In connection with the Company’s new Indiana contract, the Company is required to maintain a performance bond in the amount of $1,000,000. In addition, a $25,000 performance bond is maintained in relation to a Third Party Administrator license in Maryland.
(2) Related to the Company’s discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. The Company’s fiscal 1999 cost report, the final year the Company was required to file a cost report, is being reviewed, in which case the intermediary may determine that additional amounts are due to or from Medicare. Management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.
(3) The Company is marketing eye care memberships it acquired in November 2004. As of February 28, 2007 no memberships had been sold. As such, the Company believes it is probable that it will not recover its full investment of $125,000 and accordingly recorded in the fourth quarter of fiscal 2006 a valuation reserve of 50%, or $62,500, to reduce the carrying value of the memberships to management’s best estimate of recoverable value. If the Company’s marketing plan is not successful with respect to selling these memberships, it may have to write off the remaining amount the Company paid to acquire them. There can be no assurance the Company will sell a quantity of memberships at prices that will allow the Company to recover the $125,000 cost.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
(4) The Company has insurance for a broad range of risks as it relates to its business operations. The Company maintains managed care errors and omissions, professional and general liability coverage. These policies are written on a claims-made basis and are subject to a $100,000 per claim self-insured retention. The managed care errors and omissions and professional liability policies include limits of liability of $1 million per claim and $3 million in the aggregate. The general liability has a limit of liability of $5 million per claim and $5 million in the aggregate. The Company is responsible for claims within the self-insured retentions or if the policy limits are exceeded. Management is not aware of any claims that could have a material adverse impact on the Company’s financial condition or results of operations.
(5) On January 12, 2007, the members of Woodcliff sold their outstanding membership interests in Woodcliff to Hythiam (see Item II “Recent Developments”). The change in membership interest of Woodcliff resulted in the resignation of three existing Company board members formerly nominated by Woodcliff, and the appointment of three new board members. The acquisition by Hythiam of the Woodcliff membership interests may constitute a “change of control” pursuant to the terms of the Company’s employment agreement with its Chief Executive Officer (“CEO”), which would entitle the CEO to be paid a severance benefit equal to twenty-four months base salary totaling $410,000 if she elects to terminate, at her sole discretion, her employment at any time within one year following the change in control. The Company is also reviewing, with the advice of legal counsel, whether or not four former directors of the Company are entitled to receive a severance payment of $40,000 each as a result of the change in control.
Note 9 — Discontinued Operations
     In December 2006 the Company was notified of an adjustment to its fiscal 1998 Medicare cost report for its Aurora, Colorado hospital facility that was sold by the Company during fiscal 1999. The result of the adjustment, as determined by the Medicare intermediary, is a charge of approximately $20,000, which is included in the accompanying financial statements under discontinued operations.
Note 10 — Related Party Transactions
     In August 2005, the Company’s principal operating subsidiary, CBC, entered into a marketing agreement with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Two shareholders of HAN held membership interests in Woodcliff, the owner of a controlling interest in the Company. On January 12, 2007, the members of Woodcliff sold 100% of their outstanding membership interests in Woodcliff to Hythiam, as described in Note 1. For the three and nine months ended February 28, 2007, CBC paid HAN $12,000 and $40,549 respectively, and for the three and nine months ended February 28, 2006, $45,000 and $178,000, respectively.
     In February 2006, CBC entered into an agreement with Hythiam whereby CBC would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, CBC will pay Hythiam license and service fees for each enrollee who is treated. As of February 28, 2007 there had been no material transactions resulting from this agreement. On January 12, 2007, Hythiam acquired 100% of the outstanding membership interests of Woodcliff, the owner of a controlling interest in the Company.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
     We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to our clients’ members. Our arrangements with our clients fall into two broad categories: capitation arrangements, where our clients pay us a fixed fee per member, and fee-for-service and administrative service arrangements where we may manage behavioral healthcare programs or perform various managed care services. We derived $15.4 million, or 96.1% of our revenues from capitation arrangements for the nine months ended February 28, 2007. Under capitation arrangements, we receive premiums from our clients based on the number of covered members as reported to us by our clients. The amount of premiums we receive for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.
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
     We currently depend, and expect to continue to depend in the near future, upon a relatively small number of customers for a significant percentage of our operating revenues. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations and financial condition. In the past, some of our customers have terminated their arrangements with us or have significantly reduced the amount of services requested from us. There can be no assurance that present or future customers will not terminate their arrangements with us or significantly reduce the amount of services requested from us. Any such termination of a relationship or reduction in use of our services would have a material adverse effect on our results of operations or financial condition (see Note 6 — “Major Customers/Contracts” to the unaudited, consolidated financial statements).
RECENT DEVELOPMENTS
Change in Control
     On January 12, 2007, the members of Woodcliff sold their outstanding membership interests in Woodcliff to Hythiam, a healthcare services management company. Woodcliff owns 1,739,130 shares of our common stock acquired in October 2006 and 14,400 shares of our Series A Convertible Preferred Stock acquired in June 2005, the conversion of which into 4,235,328 common shares would result in Woodcliff owning 50.05% of our voting stock, based on shares outstanding as of April 11, 2007. By virtue of Woodcliff’s preferred stock ownership, Woodcliff has dividend and liquidation preferences, anti-dilution protection, and the right to appoint the majority of the board of directors. In addition, we are required to obtain Woodcliff’s consent for a sale or merger involving a material portion of our assets or business, and prior to entering into any single or series of related transactions exceeding $500,000 or

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
incurring any debt in excess of $200,000. Subsequent to the acquisition of Woodcliff, Hythiam appointed three new board members to replace three Woodcliff appointed board members that resigned as a result of the change in ownership of Woodcliff.
     On January 18, 2007, we entered into an Agreement and Plan of Merger (the “Agreement”) with Hythiam, as amended on January 26, 2007, whereby the Company would merge with a newly formed, wholly-owned subsidiary of Hythiam, with the Company surviving the merger as a wholly-owned subsidiary of Hythiam. Our board of directors approved the merger subject to approval by a majority interest of our stockholders. To complete the merger, Hythiam planned to acquire the remaining outstanding shares of CompCare in exchange for Hythiam common stock. However, two stockholder class action lawsuits were filed January 23 and February 1, 2007, respectively, seeking to enjoin the proposed merger (See Part II, Item 1 “Legal Proceedings”). Depending on various factors, including without limitation, the development of the proceedings, the costs and expenses associated with the proceedings, and the outcome of discussions with the plaintiffs, if any, it is unclear as of the date of this report whether the merger will proceed or if the Agreement will be terminated by the parties. In the event that the merger is terminated, we would continue as a majority-owned, controlled subsidiary of Hythiam for the foreseeable future, and Hythiam has publicly indicated that they would be satisfied with their current equity stake. For further information concerning this proposed transaction, see the Form 8-K filed by the Company on January 18, 2007 and the Form 8-K/A filed January 31, 2007, both available at the SEC’s website at www.sec.gov.
     The amended Agreement with Hythiam provided for a proxy statement and a special meeting of our stockholders to vote on whether to approve the merger. We filed a preliminary proxy with the SEC on February 2, 2007, and did not file a definitive proxy and consequently did not hold the special meeting that had been tentatively scheduled for March 23, 2007 as indicated in the preliminary proxy.
Major Contract
     On December 8, 2006, CompCare entered into a contract with a health plan to provide behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana. The contract started on January 1, 2007 and is estimated to generate approximately $14 million to $15 million in annual revenues, or approximately 41% of our anticipated annual revenues of between $35 million and $36 million. As this agreement commenced in January only two months of revenue from this contract are included in the quarter ended February 28, 2007, but additional start-up costs for this agreement were incurred in December 2006 and are reported in the quarter.
     Providing services under a new contract for populations at risk that have not met been managed previously necessitates the adjustment to the new level of management and approval called for in the managed care agreements. It typically takes time and resources to facilitate the adjustment to the new environment by the providers and other participants in the system. As a result, we anticipate that we will incur greater costs at the beginning of this contract and lower costs in the future as the population becomes more accustomed to managed care.
     There was a high level of outpatient authorizations granted during the first month of the contract for transitional services to members that were currently receiving treatment or had previously received treatment prior to the start of the contract. In response we hired additional personnel and contracted for more psychiatrist services. In addition, to help us better manage the care for new members seeking treatment, we reduced the amount of initial authorizations so that we could better evaluate the needs of the member. All of these measures have reduced authorizations granted in subsequent months. However, it is unknown at this time how many of the authorizations granted during the first month of the contract will ultimately be utilized by our members. Due to this uncertainty, the Company has accrued as claims expense an amount equivalent to approximately 100% of the revenue that it has earned during the first two months of the contract.
     The premiums for this agreement were based on actuarial assumptions on the level of utilization of benefits by members covered under this new managed care behavioral program and have limited historical basis. The premiums based on these assumptions may be insufficient to cover the benefits provided and we may be unable to obtain offsetting rate increases. Contract premiums have been set based on anticipated significant savings and on types of utilization management that may not be possible, which may cause disagreements with providers that divert management resources and that may have an adverse impact on our financial statements.
Results of Operations
     For the nine months ended February 28, 2007, we reported a net loss of $1,482,000, or $0.22 loss per share (basic and diluted). In comparison, we reported a net loss of $60,000, or $0.01 loss per share (basic and diluted), for the nine months ended February 28, 2006.
     Included as other non-operating income in the statement of operations for the nine months ended February 28, 2007 is $250,000 representing amounts owed to the Company under a life insurance policy. The Company is entitled to the insurance benefits as the result of a settlement of claims against the seller of four corporations we purchased in 1996.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     The following tables summarize our operating results from continuing operations for the three and nine months ended February 28, 2007 and 2006 (amounts in thousands):
The Three Months Ended February 28, 2007 Compared to the Three Months Ended February 28, 2006:

	Three Months Ended
	February 28,
	2007	2006
Operating revenues:
Capitated contracts	$7,173	5,412
Non-capitated sources	196	173

Total operating revenues	7,369	5,585

Operating expenses:
Healthcare operating expenses:
Claims expense (1)	5,838	3,560
Other healthcare operating expenses (1)	1,222	1,019

Total healthcare operating expenses	7,060	4,579
General and administrative expenses	1,121	768
Bad Debt (recovery of doubtful accounts)	(10)	(55)
Depreciation and amortization	34	21

Total operating expenses	8,205	5,313

Operating (loss) income	$(836)	272

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
     We reported an operating loss of $836,000 and a net loss of $861,000, or $0.11 loss per share (basic and diluted), for the quarter ended February 28, 2007 compared to operating income of $272,000 and net income of $129,000, or $0.02 earnings per basic share and $0.01 earnings per diluted share, for the quarter ended February 28, 2006.
     Operating revenues from capitated contracts increased 32.5%, or approximately $1.8 million, to $7.2 million for the three months ended February 28, 2007 compared to $5.4 million for the three months ended February 28, 2006. The increase is primarily attributable to $2.4 million in revenue from a new client in Indiana and $0.2 million of revenue from a new Michigan client. We also received increased revenue totaling $0.9 million from three existing customers operating in Maryland, Texas and Michigan. This was partially offset by the loss of $1.9 million in revenue from clients in Connecticut and Texas. Revenue from non-capitated sources increased 13.3% or approximately $23,000, to $196,000 for the three months ended February 28, 2007, compared to $173,000 for the three months ended February 28, 2006 due to additional revenue from existing customers in Florida and Connecticut.
     Claims expense on capitated contracts increased approximately $2.3 million or 64.0% for the three months ended February 28, 2007 as compared to the three months ended February 28, 2006 due to higher capitated revenues. Claims expense as a percentage of capitated revenues increased from 65.8% for the three months ended February 28, 2006 to 81.4% for the three months ended February 28, 2007 due primarily to expected increased utilization of covered services by members during the first two months under our new Indiana contract. Other healthcare expenses, attributable to servicing both capitated contracts and non-capitated contracts, increased 19.9%, or approximately $203,000, due primarily to increases in staffing in response to the aforementioned increase in revenues in Indiana.
     General and administrative expenses increased by 46.0%, or approximately $353,000, for the three months ended February 28, 2007 as compared to the three months ended February 28, 2006. The increase is attributable to costs and expenses resulting from our proposed merger with Hythiam, which include $205,000 in legal, valuation, accounting and other professional fees and $147,000 attributable to expensing the remaining prepaid board of director fees paid to directors who resigned upon Hythiam’s purchase of Woodcliff. This transaction also caused an immediate net vesting of certain stock options, resulting in expense of $24,000. An additional expense of $50,000 was incurred for legal services in defending the Company against two class action lawsuits related to the proposed merger. These increases in general and administrative costs were offset by a $44,000 reduction in building rent and a

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
$25,000 reduction in travel costs. General and administrative expense as a percentage of operating revenue increased from 13.8% for the three months ended February 28, 2006 to 15.2% for the three months ended February 28, 2007, due to the aforementioned higher general and administrative expenses for the three months.
The Nine Months Ended February 28, 2007 Compared to the Nine Months Ended February 28, 2006:

	Nine Months Ended
	February 28,
	2007	2006
Operating revenues:
Capitated contracts	$15,430	$17,889
Non-capitated sources	621	753

Total operating revenues	16,051	18,642

Operating expenses:
Healthcare operating expenses:
Claims expense (1)	12,138	12,820
Other healthcare operating expenses (1)	2,984	3,254

Total healthcare operating expense	15,122	16,074
General and administrative expenses	2,610	2,473
Recovery of doubtful accounts	(145)	(91)
Depreciation and amortization	86	65

Total operating expenses	17,673	18,521

Operating loss	$(1,622)	$121

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
     We reported an operating loss of $1.6 million and a net loss of $1.5 million, or $0.22 loss per share (basic and diluted), for the nine months ended February 28, 2007 compared to an operating income of $121,000 and a net loss of $60,000, or $0.01 loss per share (basic and diluted), for the nine months ended February 28, 2006.
     Capitated contract revenues decreased 13.7%, or approximately $2.5 million, to approximately $15.4 million for the nine months ended February 28, 2007 compared to $17.9 million for the nine months ended February 28, 2006. The decrease is primarily attributable to the loss of $3.4 million in revenue from a client in Connecticut and $4.1 million from a client in Texas. The capitated revenue decrease was partially offset by $1.8 million in additional business from four existing customers operating in Maryland, Pennsylvania, Texas and Michigan, and $0.4 million in revenue from a new customer operating in Michigan and $2.4 million in revenue from two months of service to a new Indiana client. Non-capitated revenue declined 17.5%, or approximately $132,000, to approximately $0.6 million for the nine months ended February 28, 2007, compared to approximately $0.8 million for the nine months ended February 28, 2006. The decrease is attributable to the loss of a management services only customer in Michigan offset by additional business from existing customers in Texas, Florida, and Connecticut.
     Claims expense on capitated contracts decreased approximately $0.7 million or 5.3% for the nine months ended February 28, 2007 as compared to the nine months ended February 28, 2006 due to lower capitated revenues. Claims expense as a percentage of capitated revenues increased from 71.7% for the nine months ended February 28, 2006 to 78.7% for the nine months ended February 28, 2007 due primarily to expected increased utilization of covered services by our members during the first two months under our new Indiana contract. Other healthcare expenses, which are incurred to service both capitated and non-capitated contracts, decreased approximately $270,000, or 8.3%, due primarily to workforce reductions in response to the aforementioned decrease in revenues in Connecticut and Texas as well as the closure of our Michigan office.
     General and administrative expenses increased by $137,000, or 5.5%, for the nine months ended February 28, 2007 as compared to the nine months ended February 28, 2006. The increase is attributable primarily to expenses related to the proposed Hythiam merger and include $205,000 in legal, valuation, accounting and other professional fees and $147,000 attributable to expensing the remaining prepaid board of director fees paid to directors who resigned upon Hythiam’s purchase of Woodcliff. In addition, $50,000 in legal costs were incurred to defend the Company against two class action lawsuits filed in opposition to the Company’s acceptance of Hythiam’s merger proposal. The increase in general and administrative expenses was offset by a decrease in consulting expense of

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
$146,000 and a reduction in building rent of $118,000. General and administrative expense as a percentage of operating revenue increased from 13.3% for the nine months ended February 28, 2006 to 16.3% for the nine months ended February 28, 2007 due to the net increase in general and administrative expenses.
     Recoveries of doubtful accounts increased by $54,000 for the nine months ended February 28, 2007 when compared to the nine months ended February 28, 2006 due to the recovery of a receivable written off in past years.
Seasonality of Business
     Historically, we have experienced consistently low utilization by members during our first fiscal quarter, which comprises the months of June, July, and August, and increased member utilization during our fourth fiscal quarter, which comprises the months of March, April and May. Such variations in member utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the first fiscal quarter and a negative impact on our gross margins and operating profits during the fourth quarter. During the second and third quarters of our 2007 fiscal year, we experienced higher than expected member utilization costs as compared to the second and third quarters of the previous fiscal year. We have attempted to address the high utilization costs incurred through rate increases with certain of our clients. We may continue to experience increased utilization costs in subsequent quarters.
Concentration of Risk
     For the nine months ended February 28, 2007, 84.1% of our operating revenue was concentrated in contracts with seven health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. This includes our new Indiana contract, which represented approximately 14.7% of our revenue for the nine months ended February 28, 2007 and 32.1% of our revenue for the three months ended February 28, 2007. For the same period of the prior fiscal year, 86.9% of our operating revenue was concentrated in contracts with eight health plans. The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would negatively affect the financial condition of the Company.
Liquidity and Capital Resources
     During the nine months ended February 28, 2007, our cash and cash equivalents increased by $911,000. Net cash provided from continuing and discontinued operations amounted to $293,000, primarily from the new Indiana contract that started January 1, 2007. Cash used in investing activities amounted to $122,000 primarily from $173,000 of outflows for additions to property and equipment offset by $35,000 in cash provided by proceeds from a property insurance claim. Cash provided from financing activities amounted to $740,000 primarily from the $785,000 of net cash proceeds received by the Company from exercising a put option to Woodcliff for 1,739,130 shares of our common stock.
     For the nine months ended February 28, 2006, our cash and cash equivalents increased by $2.4 million. A net amount of $3.5 million in proceeds was provided by financing activities during the period, attributable primarily to issuance of 14,400 shares of Series A Preferred Stock to Woodcliff in June 2005. This inflow was offset by cash used in continuing and discontinued operations, which totaled $1.0 million due primarily to establishing a $500,000 restricted cash account in accordance with the terms of a client contract and the payment of accrued claims payable.
     At February 28, 2007, cash and cash equivalents were approximately $6.4 million. During the nine months ended February 28, 2007, we incurred a net loss of $1.5 million. As of February 28, 2007, we had a working capital deficit of $474,000 and a stockholders’ deficit of $1.3 million. We expect positive net cash flow from the new contracts that started January 1, 2007 and as a result, management believes the Company will have positive cash flow during 2007 and sufficient cash reserves to sustain current operations and to meet the Company’s current obligations.
     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $5.0 million claims payable amount reported as of February 28, 2007.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Related-Party Transactions
     In August 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”), entered into a marketing agreement (“the Marketing Agreement”) with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Two shareholders of HAN held membership interests in Woodcliff, the owner of a controlling interest in the Company. On January 12, 2007, the members of Woodcliff sold 100% of their outstanding membership interests in Woodcliff to Hythiam, as described in Note 1. See “Note 8 — Commitments and Contingencies” for a discussion of the terms and conditions of the Marketing Agreement.
     Currently, CBC, the Company’s primary operating subsidiary, has an agreement with Hythiam whereby CBC has the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. On January 12, 2007, Hythiam acquired 100% of the outstanding membership interests of Woodcliff, the owner of a controlling interest in the Company. For a description of this and our other related-party transactions, see Note 10 “Related Party Transactions” to our unaudited, consolidated financial statements.
Critical Accounting Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments to develop the amounts reflected and disclosed in the consolidated financial statements, most notably our estimate for claims incurred but not yet reported (“IBNR”). On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
     We believe our accounting policies specific to revenue recognition, accrued claims payable and claims expense, premium deficiencies, goodwill, and stock compensation expense involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 2 – “Summary of Significant Accounting Policies” to the unaudited, consolidated financial statements).
Revenue Recognition
     We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs. Revenue under the vast majority of these agreements is earned and recognized monthly based on the number of covered members as reported to us by our clients regardless of whether services actually provided are lesser or greater than anticipated when we entered into such contracts (generally referred to as capitation arrangements). The information regarding the number of covered members is supplied by our clients and we rely extensively on the accuracy of this information when calculating the amount of revenue to be recognized. Consequently, the vast majority of our revenue is determined by the monthly receipt of covered member information and the associated payment from the client, thereby removing uncertainty and precluding the Company from needing to make assumptions to estimate monthly revenue amounts.
     We may experience adjustments to our revenues to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized. Subsequent adjustments to our revenue have not been material.
Accrued Claims Payable and Claims Expense
     Healthcare operating expenses are composed of claims expense and other healthcare expenses. Claims expense includes amounts paid to hospitals, physician groups and other managed care organizations under capitated contracts. Other healthcare expenses include items such as information systems, provider contracting, case management and quality assurance, attributable to both capitated and non-capitated contracts.
     The cost of behavioral health services is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR (as defined below). The Company contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of our employees. If all of these requirements are met, the claim is entered into our claims system for payment and the associated cost of behavioral health services is recognized.
     Accrued claims payable consists primarily of reserves established for reported claims and claims incurred but not yet reported (“IBNR”), which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving an initial range of estimates, we use an actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. Authorization data, utilization statistics, calculated completion percentages and qualitative factors are then combined with the initial range to form the basis of management’s best estimate of the accrued claims payable balance.
     At February 28, 2007, the initial range of accrued claims payable was between $5.0 million and $5.2 million. Based on the information available, we determined our best estimate of the accrued claims liability to be $5.0 million. Approximately $2.2 million of the $5.0 million accrued claims payable balance at February 28, 2007 is attributable to our new major contract in Indiana that started January 1, 2007. As of February 28, 2007 we have accrued as claims expense approximately 100% of the revenue from this contract. Of this amount, five percent has been paid and ninety-five percent is included in our accrued claims payable balance at February 28, 2007. Due to limited historical claims payment data, we have estimated the IBNR for this contract primarily by using estimated completion factors based on authorization data.
     At May 31, 2006, the initial accrued claims payable range was between $2.6 and $2.8 million, and our best estimate was determined to be $2.7 million. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each fiscal quarter-end.
     Accrued claims payable at February 28, 2007 and May 31, 2006 comprises approximately $0.6 million and, $1.1 million, respectively, of submitted and approved claims, which had not yet been paid, and $4.4 million and $1.7 million for IBNR claims, respectively.
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
     A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at February 28, 2007, could increase our claims expense by approximately $192,000 and increase our net loss per share by $0.03 per share as illustrated in the table below:
Change in Healthcare Costs:

(Decrease)
(Decrease)	Increase
Increase	In Claims Expense
(5%)	($206,000)
5%	$192,000

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Premium Deficiencies
     We accrue losses under our capitated contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and our estimate of future cost increases.
     At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, we generally have the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, we will usually submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability to terminate the contract and limit our risk to a short-term period.
     On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended February 28, 2007, we identified one contract that was not meeting its financial goals and entered into negotiations to obtain a rate increase from the client. At February 28, 2007, we believe no contract loss reserve for future periods is necessary for this contract. Annual revenues from the contract are approximately $1.2 million.
Goodwill
     We evaluate at least annually the amount of our recorded goodwill by performing an impairment test that compares the carrying amount to an estimated fair value. In estimating the fair value, management makes its best assumptions regarding future cash flows and a discount rate to be applied to the cash flows to yield a present, fair value of equity. As a result of such tests, management believes there is no material risk of loss from impairment of goodwill. However, actual results may differ significantly from management’s assumptions, resulting in potentially adverse impact to our consolidated financial statements.
Stock Compensation Expense
     We issue stock-based awards to our employees and members of our board of directors. Effective June 1, 2006, we adopted SFAS 123R and elected to apply the modified-prospective method to measure compensation cost for stock options at fair value on the grant date and recognize compensation cost on a straight-line basis over the service period for those options expected to vest. We use the Black-Scholes option pricing model, which requires certain variables for input to calculate the fair value of a stock award on the grant date. These variables include the expected volatility of our stock price, award exercise behaviors, the risk free interest rate, and expected dividends. We use significant judgment in estimating expected volatility of the stock, exercise behavior and forfeiture rates.
Expected Volatility
We estimate the volatility of the share price by using historical data of our traded stock in combination with our expectation of the extent of fluctuation in future stock prices. We believe our historical volatility is more representative of future stock price volatility and as such it has been given greater weight in estimating future volatility.
Expected Term
A variety of factors are considered in determining the expected term of options granted. Options granted are grouped by their homogeneity. Where possible, we analyze exercise and post-vesting termination behavior. For any group without sufficient information, we estimate the expected term of the options granted by averaging the vesting term and the contractual term of the options.
Expected Forfeiture Rate
We generally separate our option awards into two groups: employee and non-employee awards. The historical data of each group are analyzed independently to estimate the forfeiture rate of options at the time of grant. These estimates are revised in subsequent periods if actual forfeitures differ from estimated forfeitures.

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
Item 4. Controls and Procedures
     Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company, its six board members, and three former board members were named as defendants in two class action lawsuits filed by two shareholders of the Company on January 23 and February 1, 2007, respectively. In the similar complaints, filed in the Chancery Court of Delaware, the plaintiffs seek permanent injunctive and other equitable relief to prevent Hythiam from completing the acquisition of the 49.95% common shares (“Minority Shareholders”) of CompCare that it does not currently own (either directly or through its wholly owned subsidiary, Woodcliff). The plaintiffs allege that the consideration being proposed to the Minority Shareholders by Hythiam is inadequate, through coercive means, without fair process and through material misleading information. The Company and each of its board members deny any and all allegations of wrongdoing and intend to defend such action. We have recorded $50,000 of expense in the current quarter for estimated legal costs incurred in defending this claim. We believe that our Directors’ and Officers’ Liability Insurance policy will cover all amounts, if any, that exceed the Company’s $100,000 deductible.
     From time to time, the Company and its subsidiaries may be parties to, and their property may be subject to, ordinary, routine litigation incidental to their business. Claims may exceed insurance policy limits and the Company or any one of its subsidiaries may have exposure to a liability that is not covered by insurance. We are not aware of any such lawsuits that could have a material adverse impact on our consolidated financial statements.
Item 1A. Risk Factors
     The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 have not materially changed other than as set forth below.
We may be unsuccessful in managing our new Indiana Medicaid contract, or the contract may be significantly more costly than anticipated.
     We may be unsuccessful in managing our new Indiana Medicaid contract that started January 1, 2007, which comprised 32.1% of our operating revenues for the three-month period ending February 28, 2007. Providing services under a new contract for populations at risk that have not been managed previously exposes us to the risk it may be unprofitable. There is a limited historical basis for the actuarial assumptions about the utilization of benefits by members covered under this new managed care behavioral program, and premiums based on these assumptions may be insufficient to cover the benefits provided and we may be unable to obtain offsetting rate increases. Contract premiums have been set based on anticipated significant savings and on types of utilization management that may not be possible, which may cause disagreements with providers, diverting management resources and having an adverse impact on our financial results.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 4, 2007, we issued an aggregate of 10,000 shares of our common stock in exchange for marketing services provided to us by two vendors who accepted the shares in lieu of a total of $25,500 in cash compensation. The foregoing sales of securities were made in reliance upon the exemptions from the registration provisions of the Securities Act of 1933, as amended, provided for by Section 4(2) thereof for transactions not involving a “public offering.”
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

April 11, 2007

	By	/s/ MARY JANE JOHNSON

Mary Jane Johnson
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS Robert J. Landis
Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)