Form 10-KT
period 2006-12-31
COMPREHENSIVE CARE CORP
filed 2007-08-09
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended

or

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from June 1, 2006 to December 31, 2006

Commission file number 1-9927

COMPREHENSIVE CARE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	95-2594724
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3405 W. Dr. Martin Luther King, Jr. Blvd, Suite 101 Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

(813) 288-4808

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class
Common Stock, Par Value $.01 per share 7 1/2% Convertible Subordinated Debentures due 2010

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on November 30, 2006 was approximately $9,400,000 based on the closing price of $1.90 of the Common Stock on November 30, 2006, as reported on the Over-The-Counter Bulletin Board. This amount excludes approximately 2,800,000 shares of common stock held by officers, directors, and persons owning 5% or more of our outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On August 6, 2007, the Registrant had 7,702,781 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this transition report and in our other reports, Securities and Exchange Commission (SEC) filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements, and presentations. These risks and uncertainties include the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, the profitability of our capitated contracts, cost of care, seasonality, the risk that any definitive agreements or additional business will result from letters of intent entered into by us, and other risks detailed from time to time in our SEC reports.

OVERVIEW

We are a Delaware corporation organized in 1969. Unless the context otherwise requires, all references to us include our wholly owned operating subsidiary, Comprehensive Behavioral Care, Inc.SM (1) (CBC) and subsidiary corporations.

Primarily through CBC, we provide managed care services in the behavioral health and psychiatric fields, which is our only operating segment. We coordinate and manage the delivery of a continuum of psychiatric and substance abuse services to:

•	Commercial members

•	Medicare members

•	Medicaid members

•	Children’s Health Insurance Program (CHIP) members

on behalf of:

•	employers

•	health plans

•	government organizations

•	third-party claims administrators

•	commercial purchasers

•	other group purchasers of behavioral healthcare services

Our customer base includes both private and governmental entities. We provide services primarily by a contracted network of providers that includes:

•	psychiatrists

•	psychologists

•	therapists

•	other licensed healthcare professionals

•	psychiatric hospitals

•	general medical facilities with psychiatric beds

•	residential treatment centers

•	other treatment facilities

(1)	Comprehensive Behavioral Care, Inc. is a registered service mark of the Company.

The services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), and inpatient and crises intervention services. We do not directly provide treatment or own any provider of treatment services.

We typically enter into contracts with our clients on an annual basis to provide managed behavioral healthcare and substance abuse services to our clients’ members. Our arrangements with our clients fall into two broad categories: capitation arrangements, where our clients pay us a fixed fee per member, and fee-for-service and administrative service arrangements where we may manage behavioral healthcare programs or perform various managed care services. Under capitation arrangements, the number of covered members reported by our clients determines the amount of premiums we receive, which is independent of the cost of services rendered to members. The amount of premiums we receive for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.

The following table sets forth our operating revenue and covered lives, segregated by category, for the seven months ended December 31, 2006 and 2005 and for the fiscal years ended May 31, 2006, 2005, and 2004:

	Seven Months Ended December 31,		Fiscal Year Ended May 31,
	2006	2005	2006	2005	2004
Capitated revenue	$9,829,000	$14,618,000	$23,044,000	$22,062,000	$23,580,000
% of total revenues	95.3%	95.7%	96.2%	90.2%	85.5%
Member lives	664,000	693,000	654,000	681,000	700,000

Non-capitated revenue	$486,000	$649,000	$912,000	$2,411,000	$4,003,000
% of total revenues	4.7%	4.3%	3.8%	9.8%	14.5%
Member lives	99,000	154,000	86,000	245,000	370,000

Over the last several years we have experienced a trend with our clients to contract for services more on a capitated basis than on a non-capitated basis. In addition, several of our large clients have determined to establish their own behavioral health units.

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

We manage programs through which services are provided to recipients in fifteen states. Our programs and services include:

•	fully integrated capitated behavioral healthcare services

•	case management/utilization review services

•	administrative services management

•	provider sponsored health plan development

•	preferred provider network development

•	management and physician advisor reviews

•	overall care management services

•	Employee Assistance Programs (“EAPs”)

We also provide prior and concurrent authorization for physician-prescribed psychotropic medications for a Medicaid health maintenance organization (“HMO”) in Michigan. Members are generally directed to us by their employer, health plan, or physician and receive an initial authorization for an assessment. Based upon the initial assessment, a treatment plan is established for the member.

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

RECENT DEVELOPMENTS

On December 8, 2006, we entered into a contract with a health plan to provide behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana. The contract started on January 1, 2007, and is estimated to generate approximately $14 to $15 million in annual revenues, or approximately 41% of our anticipated annual revenues of between $35 and $36 million.

On January 12, 2007, Hythiam, Inc., a healthcare services management company focusing on solutions for those suffering from alcoholism and other substance dependencies, gained a majority controlling interest in us by purchasing the membership interests of Woodcliff Healthcare Investment Partners, LLC, (“Woodcliff”) now a wholly owned subsidiary of Hythiam. Since February 2006, we have had a marketing agreement with Hythiam under which we have the right to offer its PROMETA® treatment programs as part of a disease management offering to our customers and other mutually agreed parties on an exclusive basis.

Hythiam owns 1,739,130 shares of our common stock and 14,400 shares of our Series A Convertible Preferred Stock. The Preferred Stock is convertible into 4,235,328 shares of our common stock. Assuming conversion, Hythiam has the ability to control 5,974,458 shares or 50.05% of our common stock based on shares outstanding at August 6, 2007. Hythiam has dividend and liquidation preferences, anti-dilution protection, and the right to appoint a majority of our board of directors. In addition, we are required to obtain Hythiam’s consent for a sale or merger involving a material portion of our assets or business, and prior to entering into any single or series of related transactions exceeding $500,000 or incurring any debt in excess of $200,000. After Hythiam acquired Woodcliff, our board appointed three new directors proposed by Hythiam, and three of our existing board members resigned.

On January 18, 2007, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Hythiam, as amended on January 26, 2007, whereby we would merge with a newly formed, wholly-owned subsidiary of Hythiam, with CompCare surviving the merger as a wholly-owned subsidiary of Hythiam. Our board of directors approved the merger subject to approval by a majority interest of our stockholders. To complete the merger, Hythiam would acquire our remaining outstanding shares in exchange for Hythiam common stock. Two stockholder class action lawsuits were filed January 23, 2007 and February 1, 2007, respectively, seeking to enjoin the proposed merger. See Part I, Item 3 “Legal Proceedings” for a discussion of these lawsuits.

On May 21, 2007, our Board of Directors approved a change in our fiscal year end from May 31 to December 31, effective December 31, 2006, to align our fiscal year end with that of Hythiam to obtain reporting efficiencies and cost reductions. In addition, a calendar year end will coincide with that of a new client that is estimated to provide approximately 41% of our annual revenues during the 2007 calendar year. The seven months ended December 31, 2006 is our transition period and our new fiscal year began January 1, 2007 and will end December 31, 2007.

On May 25, 2007, we mutually agreed to terminate the Merger Agreement, releasing all parties from any and all liabilities and further obligations arising under the agreement. For the foreseeable future we will continue as a majority-owned, controlled subsidiary of Hythiam, which has publicly indicated that it has determined that it can effectuate substantially all of the benefits of its relationship with us under the current operational structure.

On July 19, 2007, we received from an existing client in Texas a notice of termination, which, if we are not successful in reinstating or obtaining an extension, will result in termination of our contract effective November 30, 2007. This client accounted for 14.5%, or $1.5 million, of our revenues for the seven months ended December 31, 2006 and has been a customer since 1998.

On August 1, 2007, we began providing behavioral healthcare services to approximately 23,000 Medicare members from an existing client in Pennsylvania. Such services are estimated to generate between $4.5 and $5.0 million in annual revenues.

SOURCES OF REVENUE

We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs who have historically carved out these functions to managed behavioral healthcare organizations like us. We generally receive a negotiated amount on a per member per month or capitated basis in exchange for providing these services. We then contract directly with behavioral healthcare providers who receive a pre-determined, fee-for-service rate or case rate. Our behavioral healthcare providers include:

•	psychiatrists

•	psychologists

•	therapists

•	other licensed healthcare professionals

•	hospitals

As of December 31, 2006, we had approximately 7,000 behavioral healthcare practitioners in our network who are primarily located in the seven states in which we have principal contracts:

•	Indiana

•	Florida

•	Michigan

•	Texas

•	Pennsylvania

•	Maryland

•	California

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

For the seven months ended December 31, 2006, we provided services under capitated arrangements for commercial, Medicare, Medicaid, and CHIP patients in Texas; commercial, Medicaid, and Medicare patients in Florida; commercial patients in Georgia, Alabama, and Indiana; Medicare patients in the District of Columbia, Maryland, Connecticut and Pennsylvania; and Medicaid patients in California and Michigan. Our Medicare, Medicaid and CHIP contracts are subject to agreements with our HMO clients whose contracts with the various governmental agencies may be subject to renegotiation at the election of the specific agency.

For the seven months ended December 31, 2006 and December 31, 2005, a significant portion of our operating revenue was concentrated in contracts with six and seven health plans, respectively, to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. These combined contracts represented approximately 81.5% and 82.6% of our operating revenue for the seven months ended December 31, 2006 and December 31, 2005, respectively. For the fiscal years ended May 31, 2006 and 2005, eight contracts represented approximately 87.0% and 78.3% of our operating revenues, respectively. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, would negatively affect our financial condition.

GROWTH STRATEGY

Our objective is to expand our presence in both existing and new managed behavioral healthcare markets by enhancing our product offerings and identifying new business development partners. We have expanded our disease management approach to include behavioral health pharmacy management, integration of behavioral health with medical care that targets primary care physician support, substance abuse disease management with cutting edge medical technology, and other chronic disease coordination programs.

We will continue to provide our core product, carve-out behavioral healthcare management to health plans, government entities, employers and other entities. In addition, the Medicare market is growing rapidly with new Medicare Advantage Plans being approved by the Centers for Medicare and Medicaid Services (CMS). Persons over the age of 65 and younger persons who are deemed disabled are eligible to receive Medicare benefits. The shifting demographics of the U.S. population signal increasing Medicare enrollment as the baby boom generation ages. Mental health disorders have been diagnosed in 6% of elderly enrollees and 37% of disabled enrollees. For those enrollees who are disabled and also eligible for Medicaid, 59% have a mental health disability. Mental health expertise is critical to successful management of these populations.

We have developed product, marketing and distribution relationships with external companies to maximize our offerings. We have entered into relationships with Health Alliance Network, Inc. for commercial and Medicare sales, Comprehensive Neuroscience, Inc. for pharmacy data analytics and Hythiam to provide the Prometa® Treatment Program for our Substance Abuse product offering. We will continue to seek and explore relationships with partners that offer strategic synergies.

PROVIDER NETWORK

Our managed behavioral healthcare services are provided by contracted providers, including behavioral healthcare professionals and facilities. Our behavioral healthcare professionals include a variety of specialized behavioral healthcare personnel, such as:

•	psychiatrists

•	psychologists

•	therapists

•	licensed clinical social workers

•	substance abuse counselors

•	other licensed healthcare professionals

Our facilities include:

•	psychiatric hospitals

•	general medical facilities with psychiatric beds

•	residential treatment facilities

•	other treatment facilities

Outpatient providers include both individual practitioners as well as individuals who are members of group practices or other licensed centers or programs. Outpatient providers typically execute contracts with the company under which they are generally paid on a fee-for-service basis.

Our provider network also includes contractual arrangements with intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities. Our contracts with facilities are on a per diem or fee-for-service basis and, in some cases, on a “case rate” basis, whereby a fixed amount is paid, irrespective of the amount of services provided.

COMPETITION

The behavioral healthcare industry is very competitive and provides products and services that are price sensitive. We believe that there are approximately 150 managed behavioral healthcare organizations (“MBHOs”) providing services for an estimated 227 million covered lives in the United States. Competitors include both freestanding MBHOs as well as HMOs with internal behavioral health units or subsidiaries. Many of these competitors have revenues, financial resources, and membership substantially larger than ours. The extent of competition results in significant pricing pressures which limits our revenue growth. Accordingly, we expect our future growth to come mainly from additional contracts.

SEASONALITY OF BUSINESS

Historically, we have experienced increased member utilization during the months of March, April and May, and consistently low utilization by members during the months of June, July, and August. Such variations in member utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the June through August period and a negative impact on our gross margins and operating profits during the months of March through May. During the period September 2006 through December 2006, we experienced higher than expected member utilization costs as compared to the similar period of the previous year. We have attempted to address the high utilization costs incurred through rate increases with certain of our clients. We may continue to experience increased utilization costs in subsequent periods.

GOVERNMENT REGULATION

We are subject to extensive and evolving state and federal regulations relating to the nation’s mental health system as well as changes in Medicaid and Medicare reimbursement that could have an effect on our profitability. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably among states. As a result, we may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services. We hold licenses or certificates to perform utilization review and third party administrator (“TPA”) services in certain states. Certain of the services provided by our managed behavioral healthcare subsidiaries may be subject to such licensing requirements in other states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that we will qualify to obtain such licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans that retain ultimate financial responsibility have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in certain states. If the regulatory positions of these states were to change, our business could be materially affected until such time as we meet the regulatory requirements. We cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

As of December 31, 2006, we managed approximately 545,000 lives in connection with behavioral and substance abuse services covered through Medicare, Medicaid and CHIP programs in Texas, Medicare and Medicaid in Florida, Medicaid in California and Michigan, and Medicare in Maryland and Pennsylvania. On January 1, 2007 we began serving approximately 250,000 Medicaid recipients in the state of Indiana. Any changes in Medicare, Medicaid or CHIP funding would ultimately affect our reimbursement and overall profitability.

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

ACCREDITATION

To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, the National Committee on Quality Assurance (“NCQA”) has developed an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators, and consumers. The Standards for Accreditation of MBHOs used by NCQA reviewers to evaluate an MBHO address the following areas: quality improvement; utilization management; credentialing; members’ rights and responsibilities; and preventative care. These standards validate that an MBHO is founded on principles of quality and is continuously improving the clinical care and services it provides. NCQA utilizes Health Plan Employer Data and Information Set (“HEDIS”), which is a core set of performance measurements developed to respond to complex but clearly defined employer needs as standards for patient care and customer satisfaction. In May 2005 we were awarded Full Accreditation extending to July 22, 2008. Full Accreditation is granted for a period of three years to those plans that have, according to the NCQA, excellent programs for continuous quality improvement and that meet NCQA’s rigorous standards.

We believe our NCQA accreditation is beneficial to our clients and their members we serve. Additionally, NCQA accreditation is required by several of our client contracts and is frequently an important consideration to our prospective clients.

MANAGEMENT INFORMATION SYSTEMS

All of our health plan information technology and systems operate on a single platform. This approach avoids the costs associated with maintaining multiple systems and improves productivity. The open architecture of the systems gives us the ability to transfer data from other systems thereby facilitating the integration of new health plan business. We use our information system for claims processing, utilization management, reporting, cost trending, planning, and analysis. The system also supports member and provider service functions, including:

•	enrollment

•	member eligibility verification

•	provider rosters

•	claims status inquiries

•	referrals and authorizations

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

MARKETING AND SALES

Our Marketing and Sales efforts are led by the Chief Development Officer under the direction of the Chief Executive Officer. In addition, we utilize Health Alliance Network for consultation and direct sales to commercial and Medicare prospective clients. We have further expanded our sales capacity through a contract with Hythiam, which funds two additional sales positions dedicated to Substance Abuse Disease Management utilizing the PROMETA Treatment Program. We also recently entered into a sales referral and cooperative marketing relationship with Adaptis, Inc., a company that offers integrated business process solutions for health payers. We will continue to dedicate our resources to expand sales staff and marketing efforts.

Sales strategy focuses on matching our solutions to the needs identified by our potential clients. Sales are highly technical and complex, involving many stakeholders within an organization. The sales cycle is typically 12-18 months. Sales leads may be generated by our Business Development staff, our operations staff, consultants, cold calls, prior business relationships or from recommendations by existing clients. We attend trade shows within geographic areas in which we conduct business and reach out to contacts known to us, our consultants and our investors. Proposals in response to Requests for Proposals from prospective commercial and public sector clients are prepared by our sales staff and presented by our Chief Development Officer. In addition, we maintain permanent marketing outreach through our website, www.compcare.com.

ADMINISTRATION AND EMPLOYEES

Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and member service functions. Provider management, account management, and certain clinical and utilization management functions are also performed in our Texas and Indiana offices. At December 31, 2006 we employed 77 full-time and 9 part-time employees.

AVAILABLE INFORMATION

Our stockholder website is www.compcare-shareholders.com. We make available free of charge, through a link to the SEC Internet site, our annual, quarterly, and current reports, and any amendments to these reports, as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4, and 5. Information contained on our website or linked through our website is not part of this report on Form 10-K.

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

ITEM 1A. RISK FACTORS

Important Factors Related to Forward-Looking Statements and Associated Risks

This Transition Report on Form 10-K contains certain forward-looking statements that are based on our current expectations and plans. Although we believe our expectations and plans are reasonable and made in good faith, we can provide no assurance that they will be achieved. Our forward-looking statements are not guarantees of future performance and would be significantly affected by the material risk factors set forth below and other risks described in our public filings with the SEC.

Risks related to our business

We may not be able to accurately predict utilization of our full-risk contracts, which could result in contracts priced at levels insufficient to ensure profitability.

Managed care operations are at risk for costs incurred to provide agreed upon levels of service. Failure to anticipate or control costs could have material, adverse effects on our business. Providing services on a full-risk capitation basis exposes us to the additional risk that contracts negotiated and entered into may ultimately be unprofitable if utilization levels require us to provide services at capitation rates which do not account for or factor in such utilization levels.

Because providers are responsible for claims submission, the timing of which is uncertain, we must estimate the amount of claims incurred but not reported.

Our costs of care include estimated amounts for claims incurred but not reported (“IBNR”). The IBNR is estimated using an actuarial paid completion factor methodology and other statistical analyses that we continually review and adjust, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. Our estimates of IBNR may be inadequate in the future, which would negatively affect results of operations. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results may differ materially from the estimated amounts reported.

We are subject to fines and penalties being assessed to us by our clients.

Many of our contracts contain provisions stating that if our clients are assessed penalties or fines by a regulatory agency due to our noncompliance with a contractual requirement, we will be responsible for paying the assessed fine or penalty.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our operating results.

The Sarbanes-Oxley Act of 2002 requires that we maintain effective internal control over financial reporting. As a result of the change in our fiscal year, we will be required to comply with its requirements for our annual report for the year ended December 31, 2007, which will be a significant and unanticipated expense. Our future testing or the subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, which would require additional financial and management resources.

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

We are continually pursuing new business. However, the smaller size and financial condition of our company has proved a deterrent to some prospective customers. Additionally, we will likely have difficulty in matching the financial resources expended on marketing characteristic of our competitors. As a result, we may not be able to realize our forecasted short and long-term growth plans.

As a result of our dependence on a limited number of customers, the loss of any one of these customers, or a reduction in business from any one of them, could have a material adverse effect on our working capital and future results of operations.

At December 31, 2006, we provided behavioral healthcare services to the members of six health plans under contracts that on a combined basis represented approximately 81.5% of our operating revenue for the seven months ended December 31, 2006. For the seven months ended December 31, 2005, seven contracts accounted for 82.6 % of our operating revenue. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The contracts may be terminated immediately with cause and in most cases, in 60 to 120 days without cause. The loss of one or more of these clients, without replacement by new business, would negatively affect our financial condition.

We have noted an annual seasonality in the usage of our provider network. Our financial results may suffer to the extent we cannot adequately manage periods of increased utilization.

Historically we have generally experienced increased utilization during the months of March, April and May. Such a variation in utilization impacts our costs of care during these months, generally having a negative impact on our gross margins and operating profits.

We are dependent on our executive officers and other key employees.

Our operations are highly dependent on the efforts of our senior executive officers. The loss of their leadership, knowledge and experience could negatively impact our operations.

We may be unsuccessful in managing our new Indiana Medicaid contract, or the contract may be significantly more costly than anticipated.

We may be unsuccessful in managing our new Indiana Medicaid contract that started January 1, 2007. We expect this contract to provide approximately 41% of our revenue in 2007. Providing services under a new contract for populations at risk that have not been managed before exposes us to the risk it may be unprofitable. There is a limited historical basis for the actuarial assumptions about the utilization of benefits by members covered under this new managed care behavioral program, and premiums based on these assumptions may be insufficient to cover the benefits provided and we may be unable to obtain offsetting rate increases. Contract premiums have been set based on anticipated significant savings and on types of utilization management that may not be possible, which may cause disagreements with providers, diverting management resources and having an adverse impact on our financial results.

We are dependent on our provider network to provide services to our members.

We contract with providers as a means to assure access to behavioral health services for our members. Some providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher healthcare operating expenses. In addition, certain providers may have significant market position, which could cause disruption to provider access in a particular geographic area for our members and affect our contractual requirements with our customers of maintaining an adequate network.

Risks related to our industry

Our existing and potential managed care clients operate in a highly competitive environment and may be subject to a higher rate of merger, acquisition and regulation than in other industries.

We typically contract with small to medium sized HMO’s which may be adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. Our clients may also determine to manage the behavioral healthcare benefits “in house” and, as a result, discontinue contracting with us. Additionally, our clients may be acquired by larger HMOs, in which case there can be no assurance that the acquiring company would renew our contract.

Many managed care companies, including nine of our existing clients, provide services to groups covered by Medicare, Medicaid and/or CHIP programs. Such federal and state controlled programs are susceptible to annual changes in reimbursement rates and eligibility requirements that could ultimately affect companies such as CompCare.

As of December 31, 2006, we managed approximately 545,000 lives in connection with behavioral and substance abuse services covered through Medicare, Medicaid and CHIP programs in Texas, Medicare and Medicaid in Florida, Medicaid in California and Michigan, and Medicare in Maryland and Pennsylvania. In addition, on January 1, 2007 we began serving approximately 250,000 Medicaid recipients in Indiana. Any changes in Medicare, Medicaid and/or CHIP reimbursement could ultimately affect us through contract bidding and cost structures with the health plans first impacted by such changes. Benefits available to Texas CHIP recipients were significantly reduced for the five-month period from September 1, 2003 to January 31, 2004 as a result of legislative bills passed by the Texas State legislature. Although subsequent legislation restored the majority of benefits available to CHIP recipients effective February 1, 2004, the temporary reduction in revenues had a negative impact on our results of operations for the twelve months ended May 31, 2004. Such changes, if implemented in the future, could have a material, adverse impact on our operations. Additionally, we cannot predict which states in which we operate may pass legislation that would reduce our revenue through changes in the reimbursement rates or in the number of eligible participants. In either case, we may be unable to reduce our costs to a level that would allow us to maintain current gross margins specific to our Medicare, Medicaid and CHIP programs.

The industry is subject to extensive state and federal regulations, as well as diverse licensure requirements varying by state. Changes in regulations could affect the profitability of our contracts or our ability to retain clients or to gain new customers.

We hold licenses or certificates to perform utilization review and TPA services in certain states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that we will qualify to obtain such licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, our business could be materially affected until such time as we are able to meet the regulatory requirements, if at all. Additionally, some states may determine to contract directly with companies such as ours for managed behavioral healthcare services in which case they may also require us to maintain financial reserves or net worth requirements that we may not be able to meet. Currently, we cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

We are subject to the requirements of HIPAA. The purpose of the HIPAA is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and to protect the security and privacy of protected health information. We have implemented policies and practices to achieve compliance with HIPAA, and believe we are fully compliant with all HIPAA regulations. However, any lack of compliance with HIPAA regulations may result in penalties and have a material adverse effect on our ability to retain our customers or to gain new business.

Risks related to our common and preferred stock

Currently, our Series A Preferred Shareholder is able to exercise decisive influence over our major corporate decisions.

In June 2005, Woodcliff purchased 14,400 shares of our Series A Convertible Preferred Shares. Such shares are convertible into 4,235,328 common shares, which when combined on an “as-converted” basis with 1,739,130 common shares purchased by Woodcliff in October 2006, resulted in beneficial ownership of capital stock representing approximately 50.2% of the Company’s voting power as of December 31, 2006. Hythiam acquired Woodcliff’s interest in January 2007 and has the right to designate a majority of the members of our Board of Directors. As a result, holders of our common stock are subject to the following risks, among others:

•	Hythiam can exercise decisive influence over the election of directors;

•	Hythiam can exercise decisive influence over major decisions involving the Company and its assets; and

•	Hythiam may have interests that differ from those of our other stockholders.

Our Series A Preferred Shareholder has significant rights and preferences over the holders of our common stock.

The holder of our Series A Preferred Shares is entitled to receive dividends when declared by our Board of Directors. The payment of these dividends will take priority over any payment of dividends on our common stock. The holder of our Series A Shares will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up. The aggregate amount of that senior claim is approximately $3.6 million, which represents the Series A Preferred shareholder investment in our Company as of December 31, 2006 and will increase thereafter if such preferred stock accrues dividends and if we issue additional shares of such preferred stock to Hythiam pursuant to the terms of the Securities Purchase Agreement for the Series A Preferred Shares. There have been no dividends declared or paid by us to our Series A Preferred shareholder.

The holder of our Series A Preferred Shares has other rights and preferences, including the following:

•	to convert its preferred stock into an increased number of shares of common stock as a result of antidilution adjustments;

•	to vote together with the holders of our common stock on an “as-converted” basis on all matters;

•	to designate representatives to be appointed to our board of directors and, voting together as a single class, to elect up to five directors; and

•	to prevent the creation and issuance of capital stock with rights equal to or superior to those of the Series A Shares.

The price of our common stock may be adversely affected by our small public capitalization.

The size of our public market capitalization is relatively small, and the volume of our shares that are traded is low. These factors could cause significant fluctuation in the trading of our stock, which may adversely affect the price of our common stock.

Our stock is a “penny stock” which makes it more difficult for us to raise needed funds, and for our stockholders to sell their shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently approximately $1.00 per share, which is substantially less than the $5.00 per share threshold. This designation requires any broker or dealer selling these securities to disclose specified information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of stockholders to sell their shares. In addition, since our common stock is currently not traded on any stock exchange, but instead is only quoted on the Over-The-Counter Bulletin Board, stockholders may find it difficult to obtain accurate quotations for our common stock and may experience a lack of buyers to purchase our shares or a lack of market makers to support the stock price.

There may be ongoing legal challenges to our relationship with Hythiam, which could adversely affect our results of operations.

On May 25, 2007, we entered into a Termination Agreement with Hythiam terminating the proposed merger with Hythiam. There are potential legal and economic risks associated with terminating the merger agreement and continuing with our ongoing relationship with Hythiam, including challenges from public minority shareholders concerning the procedural and financial fairness of our existing agreements, and any future agreements or arrangement between us. Current or future litigation may be expensive and time consuming, and may impede or restrict our ability to operate effectively, which could negatively impact our results of operations.

Errors in estimates may have a significant negative impact on our financial condition and results of operations.

Assumptions relating to the foregoing involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our budgets which may in turn affect our results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. We lease our corporate office and regional offices. The following table sets forth certain information regarding our leased properties as of December 31, 2006. The Texas lease is a full service lease under which we bear only those costs of operations and property taxes exceeding the base-year expenses. The Florida lease is a sublease for which the monthly base rent covers all services and property taxes. We believe our current office space is suitable and adequate to meet our existing needs and that additional facilities will be available for lease to meet our future needs.

Name and Location	Lease Expires	Monthly Base Rent (in Dollars)
Corporate Headquarters, Regional, Administrative, and Other Offices
Tampa, Florida, Corporate Headquarters	2008	$20,421
Grand Prairie, Texas	2008	3,086
Indianapolis, Indiana	(1)	2,200

(1)	Beginning in November 2006, and in connection with a contract that started January 1, 2007 to service approximately 250,000 members of an Indiana health plan (see “Recent Developments”), we have rented office space within the Indianapolis offices of the client at the rate of $2,200 per month. We expect to rent such space, which is not subject to a written lease agreement, for a time period at least equivalent to the initial two-year term of the contract.

ITEM 3. LEGAL PROCEEDINGS

We and nine current and former board members were named as defendants in two class action lawsuits filed by two shareholders on January 23, 2007 and February 1, 2007, respectively. In the similar complaints, filed in the Chancery Court of Delaware, the plaintiffs seek permanent injunctive and other equitable relief to prevent Hythiam from acquiring 49.95% of our outstanding common shares that it does not currently own (either directly or through its wholly owned subsidiary, Woodcliff) from the remaining minority shareholders. The plaintiffs allege that the consideration being proposed to the minority shareholders by Hythiam is inadequate, through coercive means, without fair process and through material misleading information.

On May 25, 2007, we mutually terminated the Agreement and Plan of Merger. The plaintiffs’ counsel has acknowledged that the lawsuits are now moot and has agreed to dismiss them, but has not yet done so.

On June 15, 2007, a complaint was filed against us by two stockholders in the Delaware Court of Chancery. The complaint seeks an order compelling us to deliver copies of requested books and records pursuant to Section 220 of the Delaware General Corporation Law. In addition, the complaint seeks payment of reasonable fees and expenses to the plaintiffs and such other further relief that the Court may deem just and proper. We filed an answer to the complaint on July 11, 2007, in which we contend that the demand made by the plaintiffs does not comply with the form and manner of making a demand for inspection under Section 220, that the plaintiffs failed to set forth or establish a proper purpose for inspection, and that the documents the plaintiffs seek to inspect are overly broad. We have offered to produce appropriate documents pursuant to a reasonable protective order, to which the plaintiffs have refused to agree.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 17, 2006, we held our 2006 annual meeting of stockholders for the purpose of electing seven directors. Record holders as of the September 22, 2006 record date were entitled to notice of the annual meeting and to vote at such meeting. As of the record date, there were 5,904,207 shares of common stock and 14,400 shares of Convertible Preferred Stock entitled to vote at the meeting. The 14,400 shares of Convertible Preferred Stock represented 4,235,328 common shares on an as converted basis. Stockholders holding 4,995,079 shares of common stock and 14,400 shares of Convertible Preferred Stock, representing a majority of the common stock and preferred stock and a quorum (approximately 84.6% and 100%, respectively, of the total shares entitled to vote), were represented at the meeting either in person or by proxy.

RESULTS OF ELECTION OF DIRECTORS

Common and preferred stockholders were asked to elect three directors to our Board of Directors. Set forth below are the names of the persons nominated for and elected as well as the results of the voting for the nominees. The results include common shares and preferred shares on an as converted basis.

Name	Votes For	Votes Withheld
Mary Jane Johnson	8,855,542	374,865
Robert J. Landis	8,822,578	407,829
Eugene L. Froelich	9,097,325	133,082

The preferred stockholder, Woodcliff, was asked to elect four directors to our Board of Directors. Set forth below are the names of the persons nominated for and elected as well as the results of the voting for the nominees.

Name	Preferred Votes For	Preferred Votes Withheld
Robert Parker	14,400	0
David P. Schuster	14,400	0
Barry A. Stein	14,400	0
Peter Jesse Walcott	14,400	0

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information - Our common stock is traded on the Over-The-Counter Bulletin Board under the symbol CHCR. The following table sets forth the range of high and low bid quotations for the common stock, as reported by the OTCBB, for the fiscal quarters indicated. The market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

		Price
		HIGH	LOW
Transition Period	FIRST QUARTER	$2.45	1.73
(June 1, 2006 to	SECOND QUARTER	2.25	1.80
December 31, 2006)	DECEMBER	2.05	1.80

Fiscal Year 2006	FIRST QUARTER	$2.50	1.50
(June 1, 2005 to May 31, 2006)	SECOND QUARTER	2.10	1.25
	THIRD QUARTER	1.65	1.10
	FOURTH QUARTER	2.55	1.40

Fiscal Year 2005	FIRST QUARTER	$1.60	1.20
(June 1, 2004 to May 31, 2005)	SECOND QUARTER	1.60	1.10
	THIRD QUARTER	1.50	1.05
	FOURTH QUARTER	2.00	1.45

(b)	Holders - As of August 6, 2007, we had 1,207 holders of record of our common stock.

(c)	Dividends - We did not pay any cash dividends on our common stock during the seven months ended December 31, 2006 and 2005 or during the 2006, 2005, or 2004 fiscal years and do not contemplate the initiation of payment of any cash dividends in the foreseeable future. The holders of record of our Series A Shares are entitled to receive dividends in preference to the holders of our common stock and any of our equity securities ranking junior to our Series A Shares, when and if declared by our Board. If declared, holders of our Series A Shares will receive dividends in an amount equal to the amount that would have been payable had the Series A Shares been converted into shares of our common stock immediately prior to the declaration of such dividend. No dividends shall be authorized, declared, paid or set apart for payment on any class or series of the Company’s stock ranking, as to dividends, on a parity with or junior to the Series A Shares for any period unless full cumulative dividends have been, or contemporaneously are, authorized, declared, paid or set apart in trust for such payment on the Series A Shares. In addition, as long as a majority of the 14,400 shares of our Series A Shares are outstanding, we cannot declare or pay any dividend or other distribution with respect to any equity securities without the affirmative vote of holders of at least 50% of the outstanding shares of Series A Shares.

(d)	The equity compensation plan information contained in Item 12 of Part III of this Transition Report is incorporated herein by reference.

(e)	Performance Graph - Not applicable. This transition report on Form 10-K does not precede or accompany a proxy or information statement relating to an annual meeting of security holders at which directors are to be elected (or special meeting or written consents in lieu of such meeting).

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Prior to fiscal 1993, we principally engaged in the ownership, operation, and management of psychiatric and substance abuse programs in Company owned, leased, or unaffiliated hospitals. During fiscal 1999, we completed our plan to dispose of our hospital business segment. Fiscal 2004 results include a $387,000 charge related to such discontinued operations (see Note 10 – “Discontinued Operations” to the audited, consolidated financial statements).

Fiscal 2003 results include a $7.7 million, non-operating gain related to a settlement with the Internal Revenue Service (IRS). Additionally, fiscal 2003 results include a $470,000 gain included in discontinued operations, related to the settlement of one matter, covering our fiscal years 1983 through 1986, involving Medi-Cal reimbursements paid to Brea Neuropsychiatric Hospital, a facility we owned until its disposal in fiscal year 1991.

The selected consolidated financial data that follows should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:	Seven months ended December 31, 2006	Fiscal Year Ended May 31,
		2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Operating revenues	$10,315	$23,956	$24,473	$27,583	$32,104	$27,625
Costs and expenses:
Healthcare operating expenses	9,713	20,562	21,298	24,178	29,201	24,625
General and administrative expenses	1,767	3,316	3,078	3,385	3,459	3,544
(Recovery of) provision for doubtful accounts	(136)	(88)	(4)	(7)	20	(112)
Depreciation and amortization	62	87	96	107	195	342

	11,406	23,877	24,468	27,663	32,875	28,399

Operating (loss) income from continuing operations before items shown below	(1,091)	79	5	(80)	(771)	(774)
Other income (expenses):
Net gain on IRS settlement	—	—	—	—	7,717	—
Loss in connection with prepayment of note receivable	—	—	—	(20)	—	—
Loss from software development	—	(123)	—	—	—	—
Loss on impairment of investment	—	(17)	(118)	—	—	—
Gain from property insurance claim	17	—	—	—	—	—
Gain on sale of assets	2	—	—	—	4	—
Loss on sale of assets	—	—	—	—	(5)	—
Other non operating income, net	254	66	88	1	34	40
Interest income	58	78	15	26	47	88
Interest expense	(113)	(186)	(206)	(215)	(181)	(178)

(Loss) income from continuing operations before income taxes	(873)	(103)	(216)	(288)	6,845	(824)
Income tax expense	43	78	52	102	20	1

(Loss) income from continuing operations	(916)	(181)	(268)	(390)	6,825	(825)
(Loss) income from discontinued operations	(20)	—	—	(387)	633	—

(Loss) income before cumulative effect of change in accounting principle	(936)	(181)	(268)	(777)	7,458	(825)
Cumulative effect of change in accounting principle	—	—	—	—	—	55

Net (loss) income attributable to common stockholders	$(936)	$(181)	$(268)	$(777)	$7,458	$(770)

(Loss) income per common share - basic:
(Loss) income from continuing operations	$(0.14)	$(0.03)	$(0.05)	$(0.09)	$1.75	$(0.21)
(Loss) income from discontinued operations	(0.01)	—	—	(0.09)	0.16	—
Cumulative effect of change in accounting principle	—	—	—	—	—	0.01

Net (loss) income	$(0.15)	$(0.03)	$(0.05)	$(0.18)	$1.91	$(0.20)

(Loss) income per common share - diluted:
(Loss) income from continuing operations	$(0.14)	$(0.03)	$(0.05)	$(0.09)	$1.57	$(0.21)
(Loss) income from discontinued operations	(0.01)	—	—	(0.09)	0.15	—
Cumulative effect of change in accounting principle	—	—	—	—	—	0.01

Net (loss) income	$(0.15)	$(0.03)	$(0.05)	$(0.18)	$1.72	$(0.20)

BALANCE SHEET DATA:
Working capital (deficit)	$(14)	$120	$(3,589)	$(4,098)	$(4,447)	$(12,275)
Total assets	8,114	8,182	6,448	6,225	6,379	11,399
Total long-term debt and capital lease obligations	2,402	2,432	2,375	2,364	2,298	2,264
Stockholders’ deficit	$(803)	$(743)	$(4,117)	$(4,725)	$(4,990)	$(12,519)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on includes forward-looking statements, the realization of which may be impacted by certain important factors discussed previously under Item 1A “Risk Factors — Important Factors Related to Forward-Looking Statements and Associated Risks.”

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

The following table sets forth our operating income (loss) for the seven months ended December 31, 2006 and 2005 and the fiscal years ended May 31, 2006, 2005 and 2004:

	CONSOLIDATED OPERATIONS JUNE 1, 2006 THRU DECEMBER 31, 2006	CONSOLIDATED OPERATIONS JUNE 1, 2005 THRU DECEMBER 31, 2005	CONSOLIDATED OPERATIONS FISCAL 2006	CONSOLIDATED OPERATIONS FISCAL 2005	CONSOLIDATED OPERATIONS FISCAL 2004
	(Amounts in thousands)
Operating revenues:
Capitated contracts	$9,829	$14,618	$23,044	$22,062	$23,580
Non-capitated sources	486	649	912	2,411	4,003

Total operating revenues	10,315	15,267	23,956	24,473	27,583

Operating expenses:
Healthcare operating expenses:
Claims expense (1)	7,575	10,820	16,250	16,379	18,175
Other healthcare operating expenses (1)	2,138	2,594	4,312	4,919	6,003

Total healthcare operating expenses	9,713	13,414	20,562	21,298	24,178
General and administrative expenses	1,767	1,959	3,316	3,078	3,385
Recovery of doubtful accounts	(136)	(36)	(88)	(4)	(7)
Depreciation and amortization	62	51	87	96	107

Total operating expenses	11,406	15,388	23,877	24,468	27,663

Operating (loss) income	$(1,091)	$(121)	$79	$5	$(80)

(1)	Claims expense reflects the costs of revenue of capitated contracts, and other healthcare operating expenses reflects the cost of revenue of capitated and non-capitated contracts.

RESULTS OF OPERATIONS – SEVEN MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO THE SEVEN MONTHS ENDED DECEMBER 31, 2005.

The decrease in capitated contract revenue is primarily attributable to the termination of our Connecticut contract, the loss of which accounted for $3.4 million less revenue for the seven months ended December 31, 2006 versus 2005 and the termination of a Texas contract, the loss of which accounted for $3.2 million less revenue for the same periods. This was partially offset by additional business from existing clients in Pennsylvania, Texas, Michigan and Maryland. The decrease in non-capitated revenue is primarily attributable to the loss of a management services only customer in Michigan offset by additional business in Texas and Florida and a new client in Connecticut.

Claims expense on capitated contracts decreased approximately $3.2 million or 30.0% for the seven months ended December 31, 2006 as compared to the seven months ended December 31, 2005. The reduction is due to the loss of capitated revenue as mentioned above. Claims expense as a percentage of capitated revenues increased from 74.0% for the period ended December 31, 2005 to 77.1% for the period ended December 31, 2006. Other healthcare operating expenses, which are incurred to service both capitated and non-capitated contracts, decreased approximately $456,000, or 17.6%, due to staff reductions in response to the loss of revenues in Michigan, Connecticut and Texas. As a percentage of total revenue, other healthcare operating expenses increased from 17.0% for the period ended December 31, 2005 to 20.7% for the period ended December 31, 2006.

General and administrative expenses decreased by $192,000, or 9.8%, for the seven months ended December 31, 2006 as compared to the seven months ended December 31, 2005. This decrease is primarily attributable to indirect costs of the June 2005 sale of Series A Preferred Stock, increased costs for marketing consultants engaged to obtain additional commercial business, and legal expenses associated with our 2005 Annual Meeting and changes to the corporate charter in the period ended December 31, 2005. General and administrative expense as a percentage of operating revenue increased from 12.8% for the period ended December 31, 2005 to 17.1% for the period ended December 31, 2006.

RESULTS OF OPERATIONS –YEAR ENDED MAY 31, 2006 AS COMPARED TO THE YEAR ENDED MAY 31, 2005.

Capitated contract revenues increased 4.5% or approximately $1.0 million to $23.0 million for the year ended May 31, 2006 compared to $22.0 million for the year ended May 31, 2005. This increase in revenue is primarily attributable to additional business from existing clients in Indiana and new customers in Pennsylvania and Maryland, but was partially offset by the termination of our Connecticut contract, the loss of which accounted for $1.9 million less revenue in fiscal 2006 than in fiscal 2005. Non-capitated revenue declined 62.2%, or $1.5 million, to $0.9 million for the fiscal year ended May 31, 2006, compared to $2.4 million for the fiscal year ended May 31, 2005. The decrease is primarily attributable to the loss of two management services only customers in Michigan and an ASO client in Texas.

Claims expense on capitated contracts decreased approximately $129,000 or 0.8% for the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005. The reduction is due to decreased utilization of covered services. Claims expense as a percentage of capitated revenues decreased from 74.2% for the fiscal year ended May 31, 2005 to 70.5% for the fiscal year ended May 31, 2006. Other healthcare operating expenses, which are incurred to service both capitated and non-capitated contracts, decreased approximately $607,000, or 12.3% for the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005, due to staff reductions in response to the loss of revenues in Michigan, Connecticut and Texas. As a percentage of total revenue, other healthcare operating expenses decreased from 20.1% for fiscal 2005 to 18.0% for fiscal 2006.

General and administrative expenses increased by $238,000, or 7.7%, for the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005. This increase is primarily attributable to indirect costs of the June 2005 sale of Series A Preferred Stock, increased costs for marketing consultants engaged to obtain additional commercial business, and legal expenses associated with our 2005 Annual Meeting and changes to the corporate charter. General and administrative expense as a percentage of operating revenue increased from 12.6% for the fiscal year ended May 31, 2005 to 13.8% for the fiscal year ended May 31, 2006.

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

General and administrative expenses decreased by $307,000, or 9.1%, for the fiscal year ended May 31, 2005 as compared to the fiscal year ended May 31, 2004. This decrease is primarily attributable to a decrease in salaries and benefits resulting from our restructuring of regional and corporate operations and less usage of outside professional services. General and administrative expense as a percentage of operating revenue increased slightly from 12.3% for the fiscal year ended May 31, 2004 to 12.6% for the fiscal year ended May 31, 2005.

SEASONALITY OF BUSINESS

Historically, we have experienced increased member utilization during the months of March, April and May, and consistently low utilization by members during the months of June, July, and August. Such variations in member utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the June through August period and a negative impact on our gross margins and operating profits during the months of March through May. During the period September 2006 through December 2006, we experienced higher than expected member utilization costs as compared to the similar period of the previous year. We have attempted to address the high utilization costs incurred through rate increases with certain of our clients. We may continue to experience increased utilization costs in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

During the seven months ended December 31, 2006, our cash and cash equivalents increased by $80,000. Net cash used by continuing operations amounted to $539,000. Cash used in investing activities totaled $113,000, which is comprised primarily of $160,000 in additions to property and equipment offset by $35,000 in proceeds from a property insurance claim. Cash provided by financing activities consists primarily of $785,000 in net proceeds from the exercise of a Put Option to Woodcliff in exchange for 1,739,130 shares of our common stock in October of 2006. At December 31, 2006, cash and cash equivalents amounted to $5.5 million. We believe we have sufficient working capital to sustain current operations and meet our current obligations during the next twelve months.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $2.7 million accrued claims payable amount reported as of December 31, 2006.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a schedule at December 31, 2006 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements, and other long-term obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Amounts in thousands)
Long-term Debt Obligations (a)	$2,244	—	—	2,244	—
Capital Lease Obligations and related interest	190	63	89	38	—
Operating Lease Obligations	588	310	278	—	—

Total	$3,022	373	367	2,282	—

(a)	Excludes 7 1/2% in interest payable semi-annually in April and October (see Note 13 – “Long-term Debt” to the audited, consolidated financial statements).

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

We believe our accounting policies specific to our revenue recognition, accrued claims payable and claims expense, premium deficiencies, goodwill, and stock compensation expense involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 2 – “Summary of Significant Accounting Policies” to the audited, consolidated financial statements).

REVENUE RECOGNITION

We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs. Revenue under the vast majority of these agreements is earned and recognized monthly based on the number of covered members as reported to us by our clients regardless of whether services actually provided are lesser or greater than anticipated when we entered into such contracts (generally referred to as capitation arrangements). The information regarding the number of covered members is supplied by our clients and we review membership eligibility records and other reported information to verify its accuracy in calculating the amount of revenue to be recognized. Consequently, the vast majority of our revenue is determined by the monthly receipt of covered member information and the associated payment from the client, thereby removing uncertainty and precluding us from needing to make assumptions to estimate monthly revenue amounts.

We may experience adjustments to our revenues to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized. Subsequent adjustments to our revenue have not been material in the past.

ACCRUED CLAIMS PAYABLE AND CLAIMS EXPENSE

Healthcare operating expenses are composed of claims expense and other healthcare expenses. Claims expense includes amounts paid to hospitals, physician groups and other licensed behavioral healthcare professionals. Other healthcare operating expenses include items such as information systems, provider contracting, case management and quality assurance, attributable to both capitated and non-capitated contracts.

The cost of behavioral health services is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR (as defined below). We contract with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of our employees. If all of these requirements are met, the claim is entered into our claims system for payment and the associated cost of behavioral health services is recognized. If the claim is denied, the service provider is notified and has appeal rights under their contract with us.

Accrued claims payable consists primarily of reserves established for reported claims and claims incurred but not reported (“IBNR”) which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving a range of estimates, management considers qualitative factors, authorization information, and an actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. The accrued claims payable ranges were between $2.6 and $2.9 million at December 31, 2006, between $2.6 and $2.8 million at May 31, 2006, and between $3.5 and $3.8 million at May 31, 2005. To determine the best estimates, management reviews utilization statistics, authorized healthcare service data, calculated completion factors and other data available at and subsequent to the balance sheet dates. The best estimates at December 31, 2006, May 31, 2006 and 2005 were $2.7 million, $2.8 million and $3.7 million respectively. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last three years.

The following table provides a reconciliation of the beginning and ending balance of accrued claims payable for the seven months ended December 31, 2006 and fiscal years ended May 31, 2006, and 2005:

	Seven months ended December 31, 2006	Year ended May 31,
		2006	2005
	(Amounts in thousands)
Beginning accrued claims payable	$2,790	3,730	3,647
Claims expense:
Current period	7,576	16,174	16,854
Prior period	(1)	76	(475)

Total claims expense	7,575	16,250	16,379
Claims payments:
Current period	4,830	13,384	13,124
Prior period	2,789	3,806	3,172

Total claims payments	7,619	17,190	16,296

Ending accrued claims payable	$2,746	2,790	3,730

Changes in prior year claims expense were primarily due to changes in utilization patterns and changes in claim submission timeframes by providers. Management considers these changes in claims expenses to be immaterial when compared to the total claims expenses incurred in prior years

Accrued claims payable at December 31, 2006 and May 31, 2006 and 2005 comprises approximately $0.7 million, $1.1 million and $1.8 million, respectively, of submitted and approved claims which had not yet been paid, and $2.0 million, $1.7 million and $1.9 million for IBNR claims, respectively.

Many aspects of our business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment. Actual claims incurred could differ from the estimated accrued claims payable amount presented. The following are factors that would have an impact on our future operations and financial condition:

•	Changes in utilization patterns

•	Changes in healthcare costs

•	Changes in claims submission timeframes by providers

•	Success in renegotiating contracts with healthcare providers

•	Occurrence of catastrophes

•	Changes in benefit plan design

•	The impact of present or future state and federal regulations

A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at December 31, 2006 could increase our claims expense by approximately $80,000 as illustrated in the table below:

Change in Healthcare Costs:

(Decrease) Increase	(Decrease) Increase in Claims Expense
(5%)	($83,000)
5%	$80,000

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

At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, we generally have the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, we will usually submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the seven months ended December 31, 2006, we identified one contract that was not meeting its financial goals and in May 2007, entered into an agreement to obtain a rate increase of approximately 20% from the client. At December 31, 2006, we believe no contract loss reserve for future periods is necessary for this contract. Annual revenues from the contract are approximately $1.2 million.

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

STOCK COMPENSATION EXPENSE

We issue stock-based awards to our employees and members of our board of directors. Effective June 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” and elected to apply the modified-prospective method to measure compensation cost for stock options at fair value on the grant date and recognize compensation cost on a straight-line basis over the service period for those options expected to vest. We use the Black-Scholes option pricing model, which requires certain variables for input to calculate the fair value of a stock award on the grant date. These variables include the expected volatility of our stock price, award exercise behaviors, the risk free interest rate, and expected dividends. We use significant judgment in estimating expected volatility of the stock, exercise behavior and forfeiture rates.

Expected Volatility

We estimate the volatility of the share price by using historical data of our traded stock in combination with our expectation of the extent of fluctuation in future stock prices. We believe our historical volatility is more representative of future stock price volatility and as such it has been given greater weight in estimating future volatility.

Expected Term

A variety of factors are considered in determining the expected term of options granted. Options granted are grouped by their homogeneity based on the optionees’ position, whether managerial or clerical, and length of service and turnover rate. Where possible, we analyze exercise and post-vesting termination behavior. For any group without sufficient information, we estimate the expected term of the options granted by averaging the vesting term and the contractual term of the options.

Expected Forfeiture Rate

We generally separate our option awards into two groups: employee and non-employee awards. The historical data of each group are analyzed independently to estimate the forfeiture rate of options at the time of grant. These estimates are revised in subsequent periods if actual forfeitures differ from estimated forfeitures.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective June 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, as previously discussed in “Critical Accounting Estimates” immediately preceding.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, with no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the statement to determine what, if any, impact it will have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We are in the process of evaluating the impact adoption of SFAS 159 will have on our consolidated financial statements.

LEGAL PROCEEDINGS

From time to time, we may be party to, and our property may be subject to, ordinary, routine litigation incidental to our business. Claims may exceed insurance policy limits and we may have exposure to a liability that is not covered by insurance. Management is not aware of any such lawsuits that could have a material adverse impact on our consolidated financial statements.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this transition report on Form 10-K and in our other reports, Securities and Exchange Commission (SEC) filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements, and presentations. These risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, the profitability of our capitated contracts, cost of care, seasonality, the risk that any definitive agreements or additional business will result from letters of intent entered into by us, and other risks detailed from time to time in our SEC reports.

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

Seven Months Ended December 31, 2006 and 2005, and

Years Ended May 31, 2006, 2005, and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comprehensive Care Corporation

We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and Subsidiaries as of December 31, 2006, May 31, 2006, and May 31, 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the seven months ended December 31, 2006, and the years ended May 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and Subsidiaries as of December 31, 2006, May 31, 2006, and May 31, 2005, and the consolidated results of their operations and their cash flows for the seven months ended December 31, 2006, and the years ended May 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Kirkland, Russ, Murphy & Tapp P.A.

Clearwater, Florida
August 8, 2007

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	May 31, 2006	May 31, 2005
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,543	5,463	3,695
Restricted cash	1	589	—
Accounts receivable, less allowance for doubtful accounts of $6, $0 and $5, respectively	163	153	113
Accounts receivable – managed care reinsurance contract	—	—	372
Other current assets	792	477	492

Total current assets	6,499	6,682	4,672

Property and equipment, net	377	251	384
Note receivable	44	55	—
Goodwill, net	991	991	991
Restricted cash	—	—	72
Other assets	203	203	329

Total assets	$8,114	8,182	6,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,201	1,198	1,310
Accrued claims payable	2,746	2,790	3,730
Accrued reinsurance claims payable	2,516	2,526	3,191
Income taxes payable	50	48	30

Total current liabilities	6,513	6,562	8,261

Long-term liabilities:
Long-term debt	2,244	2,244	2,244
Other liabilities	160	119	60

Total long-term liabilities	2,404	2,363	2,304

Total liabilities	8,917	8,925	10,565

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; 14,400 issued	720	720	—
Common stock, $0.01 par value; authorized 30,000,000, 30,000,000, and 12,500,000 shares, respectively; issued and outstanding 7,655,283, 5,898,707 and 5,582,547, respectively	77	59	56
Additional paid-in capital	57,503	56,645	53,813
Accumulated deficit	(59,103)	(58,167)	(57,986)

Total stockholders’ deficit	(803)	(743)	(4,117)

Total liabilities and stockholders’ deficit	$8,114	8,182	6,448

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Seven Months Ended December 31,		Year Ended May 31,
	2006	2005	2006	2005	2004
		(Unaudited)
Operating Revenues	$10,315	15,267	23,956	24,473	27,583

Costs and Expenses:
Healthcare operating expenses	9,713	13,414	20,562	21,298	24,178
General and administrative expenses	1,767	1,959	3,316	3,078	3,385
Recovery of doubtful accounts	(136)	(36)	(88)	(4)	(7)
Depreciation and amortization	62	51	87	96	107

	11,406	15,388	23,877	24,468	27,663

Operating (loss) income before items shown below	(1,091)	(121)	79	5	(80)
Other income (expense):
Gain from property insurance claim	17	—	—	—	—
Gain on sale of assets	2	—	—	—	—
Loss from software development	—	—	(123)	—	—
Loss in connection with collection of notes receivable	—	—	—	—	(20)
Loss on impairment – investment in marketable securities	—	—	(17)	(118)	—
Other non-operating income, net	254	57	66	88	1
Interest income	58	33	78	15	26
Interest expense	(113)	(109)	(186)	(206)	(215)

Loss from continuing operations before income taxes	(873)	(140)	(103)	(216)	(288)
Income tax expense	43	34	78	52	102

Loss from continuing operations	(916)	(174)	(181)	(268)	(390)
Loss from discontinued operations	(20)	—	—	—	(387)

Net loss	$(936)	(174)	(181)	(268)	(777)

Loss per common share - basic:
Loss from continuing operations	$(0.14)	(0.03)	(0.03)	(0.05)	(0.09)
Loss from discontinued operations	(0.01)	—	—	—	(0.09)

Net loss	$(0.15)	(0.03)	(0.03)	(0.05)	(0.18)

Loss per common share - diluted:
Loss from continuing operations	$(0.14)	(0.03)	(0.03)	(0.05)	(0.09)
Loss from discontinued operations	(0.01)	—	—	—	(0.09)

Net loss	$(0.15)	(0.03)	(0.03)	(0.05)	(0.18)

Weighted average common shares outstanding:

Basic	6,445	5,763	5,808	4,935	4,284

Diluted	6,445	5,763	5,808	4,935	4,284

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	DEFERRED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	COMPENSATION	DEFICIT
Balance, May 31, 2003	—	$—	3,937	$39	51,928	(56,941)	(16)	(4,990)
Net loss			—	—	—	(777)	—	(777)
Shares issued in connection with private placement	—	—	700	7	964	—	—	971
Compensatory stock options and warrants granted to non-employees	—	—	20	1	50	—	(4)	47
Amortization of deferred compensation	—	—	—	—	—	—	16	16
Exercise of stock options	—	—	16	—	8	—	—	8

Balance, May 31, 2004	—	$—	4,673	$47	52,950	(57,718)	(4)	(4,725)
Net loss	—	—	—	—	—	(268)	—	(268)
Shares issued in connection with private transactions	—	—	775	8	535	—	—	543
Compensatory stock options and warrants granted to non-employees	—	—	18	—	31	—	—	31
Amortization of deferred compensation	—	—	—	—	—	—	4	4
Warrants issued in connection with private transaction	—	—	—	—	234	—	—	234
Exercise of stock options	—	—	117	1	63	—	—	64

Balance, May 31, 2005	—	$—	5,583	$56	53,813	(57,986)	—	(4,117)
Net loss	—	—	—	—	—	(181)	—	(181)
Shares issued in connection with private transactions	14	720	—	—	2,650	—	—	3,370
Compensatory stock issued to non-employees	—	—	34	—	53	—	—	53
Exercise of stock options	—	—	282	3	129	—	—	132

Balance, May 31, 2006	14	$720	5,899	$59	56,645	(58,167)	—	(743)
Net loss	—	—	—	—	—	(936)	—	(936)
Shares issued in connection with private transactions	—	—	1,739	17	768	—	—	785
Compensatory stock issued to non-employees	—	—	17	1	33	—	—	34
Expense of stock options	—	—	—	—	57	—	—	57

Balance, December 31, 2006	14	$720	7,655	$77	57,503	(59,103)	—	(803)

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME/(LOSS)	DEFICIT
Balance, June 1, 2005	—	$—	5,583	$56	53,813	(57,986)	—	(4,117)
Net loss			—	—	—	(174)	—	(174)
Changes in unrealized (loss) on securities available-for-sale, net of tax	—	—	—	—	—	—	(9)	(9)
Shares issued in connection with private placement	14	720	—	—	2,650	—	—	3,370
Compensatory stock issued to non-employees	—	—	13	—	26	—	—	26
Exercise of stock options	—	—	255	3	108	—	—	111

Balance, December 31, 2005	14	720	5,851	$59	56,597	(58,160)	(9)	(793)

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Seven Months Ended December 31,		Year Ended May 31,
	2006	2005	2006	2005	2004
		(Unaudited)
Cash flows from operating activities:
Loss from continuing operations	$(916)	(174)	(181)	(268)	(390)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	62	51	87	96	107
Asset writedown – eye care memberships	—	—	63	—	—
Loss on impairment – investment in marketable securities	—	—	17	118	—
Loss from software development	—	—	123	—	—
Loss in connection with prepayment of note receivable	—	—	—	—	20
Gain on sale of assets	(2)	—	—	—	—
Gain from property insurance claim	(17)	—	—	—	—
Amortization of deferred revenue	(3)	(55)	(58)	(75)	—
Non cash expense – stock issued	22	26	53	31	33
Compensation expense – stock options and warrants issued	57	—	—	4	31
Changes in assets and liabilities:
Accounts receivable, net	(10)	64	(40)	78	(116)
Accounts receivable – managed care reinsurance contract	—	(82)	372	181	(199)
Other current assets, restricted cash, and other assets	279	(354)	(425)	9	(4)
Accounts payable and accrued liabilities	2	(221)	(23)	(377)	(270)
Accrued claims payable	(44)	8	(940)	83	(456)
Accrued reinsurance claims payable	(10)	(58)	(665)	8	66
Income taxes payable	2	1	18	5	10
Other liabilities	39	—	—	—	—

Net cash used in continuing operations	(539)	(794)	(1,599)	(107)	(1,168)
Net cash used in discontinued operations	—	(55)	(55)	(151)	(88)

Net cash used in continuing and discontinued operations	(539)	(849)	(1,654)	(258)	(1,256)
Cash flows from investing activities:
Net proceeds from sale of property and equipment	2	—	—	—	—
Proceeds from property insurance claim	35	—	—	—	—
Payment received on notes receivable	10	—	—	—	139
Additions to property and equipment, net	(160)	(10)	(25)	(45)	(210)

Net cash used in investing activities	(113)	(10)	(25)	(45)	(71)

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	785	3,481	3,502	841	979
Repayment of other liabilities	(53)	(29)	(55)	(52)	(33)

Net cash provided by financing activities	732	3,452	3,447	789	946

Net increase (decrease) in cash and cash equivalents	80	2,593	1,768	486	(381)
Cash and cash equivalents at beginning of period	5,463	3,695	3,695	3,209	3,590

Cash and cash equivalents at end of period	$5,543	6,288	5,463	3,695	3,209

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$98	96	187	206	205

Income taxes	$41	33	60	48	92

Noncash financing and investing activities:
Property acquired under capital leases	$34	—	131	43	76

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

The Company’s Board of Directors approved on May 21, 2007 a change in the Company’s fiscal year end from May 31 to December 31, effective December 31, 2006. The purpose of the change is to align the Company’s fiscal year end with that of Hythiam, which purchased a majority controlling interest in the Company through its purchase of Woodcliff in January 2007 (see Note 20, “Subsequent Events”). In addition, a calendar year end will coincide with that of a new client that is estimated to provide approximately 41% of our annual revenues during the 2007 calendar year. The seven months ended December 31, 2006 is the Company’s transition period. The Company’s new fiscal year began January 1, 2007 and will end December 31, 2007.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Comprehensive Care Corporation and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current period presentation.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

REVENUE RECOGNITION

The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company reviews membership eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. Such agreements accounted for 95.3%, or $9.8 million, of revenue for the seven months ended December 31, 2006 and 95.7%, or $14.6 million, of revenue for the seven months ended December 31, 2005. For the fiscal years ended May 31, 2006, 2005, and 2004 such agreements accounted for 96.2%, or $23.0 million, 90.2%, or $22.1 million, and 85.5%, or $23.6 million respectively. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

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

At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, the Company generally has the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, the Company will usually submit a request for a rate increase accompanied by supporting utilization data. Although the Company’s clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in the Company’s favor. If a rate increase is not granted, the Company has the ability, in most cases, to terminate the contract and limit its risk to a short-term period.

On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the seven months ended December 31, 2006, we identified one contract that was not meeting its financial goals and in May 2007, entered into an agreement to obtain a rate increase of approximately 20% from the client. At December 31, 2006, we believe no contract loss reserve for future periods is necessary for this contract. Annual revenues from the contract are approximately $1.2 million.

CASH AND CASH EQUIVALENTS

At December 31, 2006 and May 31, 2006, cash in excess of daily requirements was invested in short-term, overnight investments. Such investments totaled $1.7 million and $1.0 million, respectively, and are included in cash and cash equivalents in the accompanying consolidated balance sheets. At May 31, 2005, cash and cash equivalents consisted entirely of funds on deposit in savings and checking accounts at major financial institutions.

RESTRICTED CASH

At December 31, 2006, restricted cash of $1,000 represents the amount of deposits required under the terms of client contracts for the purpose of paying outstanding claims. At May 31, 2006, such deposits totaled $514,000, which when combined with the Company’s office lease security of $75,000, comprised the May 31, 2006 restricted cash balance of $589,000. All of the claims payment deposits required at May 31, 2006 were disbursed following the end of the associated contracts, and the office lease deposit was returned to the Company in June 2006 subsequent to the end of the lease on May 31, 2006.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives ranging from 3 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Amortization of assets acquired under capital leases is included in depreciation expense. Depreciation and amortization expense was $62,000 and $51,000 for the seven months ended December 31, 2006 and 2005, respectively. For the fiscal years ended May 31, 2006, 2005 and 2004, depreciation and amortization expense was $87,000, $96,000, and $107,000, respectively.

GOODWILL

Goodwill represents the cost in excess of the fair value of net assets acquired in purchase transactions. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is periodically evaluated for impairment to carrying amount, with decreases in carrying amount recognized immediately. The Company reviews goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment of goodwill requires the Company to make estimates about fair value, which are based on projected future cash flows. The Company performed an impairment test as of December 31, 2006, May 31, 2006, and May 31, 2005 and determined that no impairment of goodwill had occurred as of such dates.

ACCRUED CLAIMS PAYABLE

The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated accrued claims payable amount reported. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.

ACCRUED REINSURANCE CLAIMS PAYABLE

The accrued reinsurance claims payable liability represents amounts payable to providers under a state reinsurance program associated with the Company’s contract to provide behavioral healthcare services to members of a Connecticut HMO. The Company’s contract with the HMO ended December 31, 2005. See Note 5 (1), “Major Contracts/Customers.”

INCOME TAXES

Under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in the consolidated statements of operations in the period that included the enactment. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007, the beginning of its 2007 fiscal year, with no impact on its consolidated financial statements.

On January 12, 2007, the sale of Woodcliff’s majority interest in the Company to Hythiam constituted a “change of ownership” under IRS Section 382 rules, which impose limitations on the ability to deduct prior period net operating losses on current federal tax returns. In the event that the Company has two or more ownership changes, Section 1.382-5(d) also describes a potential impact on the limitation for any losses attributable to the period preceding the earlier ownership change. The Company has determined that the latest change of ownership does not change the limitation of approximately $400,000 per year for net operating losses incurred prior to June 14, 2005, the date of the first change in control. Furthermore, the Company’s ability to use net operating losses incurred between June 15, 2005 and January 11, 2007 is limited to approximately $490,000 per year. Net operating losses for periods prior to June 15, 2005 and for the subsequent period of June 15, 2005 to January 11, 2007 may be deducted simultaneously subject to the applicable limitations. Any unused portion of such limitations can be carried forward to the following year. The Company may be subject to further limitation in the event that the Company issues or agrees to issue substantial amounts of additional equity.

STOCK OPTIONS

The Company issues stock options to its employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder approved stock option plans. Prior to June 1, 2006, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation-Transitional Disclosure,” the Company elected to follow Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, in the event that the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. Because all options granted under the Company’s employee stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net (loss) income.

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

	Seven Months Ended December 31, 2005	Fiscal Year Ended May 31,
		2006	2005	2004
	(in thousands except for per share information)
Net loss, as reported	$(174)	$(181)	$(268)	$(777)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(82)	(212)	(303)	(172)

Pro forma net loss	$(256)	$(393)	$(571)	$(949)

Loss per common share:
Basic – as reported	$(0.03)	$(0.03)	$(0.05)	$(0.18)

Basic – pro forma	$(0.04)	$(0.07)	$(0.12)	$(0.22)

Diluted – as reported	$(0.03)	$(0.03)	$(0.05)	$(0.18)

Diluted – pro forma	$(0.04)	$(0.07)	$(0.12)	$(0.22)

The weighted average fair value of options granted during the seven months ended December 31, 2005 was $1.42. The weighted average fair values of options granted for the fiscal years ended May 31, 2006, 2005, and 2004 were $1.42, $0.93, and $1.31, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

PER SHARE DATA

In calculating basic loss per share, net loss is divided by the weighted average number of common shares outstanding for the period. For the periods presented, diluted loss per share is equivalent to basic loss per share. The following table sets forth the computation of basic and diluted loss per share in accordance with Statement No. 128, “Earnings Per Share”:

	Seven Months Ended December 31,		Fiscal Year Ended May 31,
	2006	2005	2006	2005	2004
		(Unaudited)
	(Amounts in thousands, except per share information)
Numerator:
Loss from continuing operations	$(916)	(174)	(181)	(268)	(390)
Loss from discontinued operations	(20)	—	—	—	(387)

Net loss - Common Stockholders	$(936)	(174)	(181)	(268)	(777)

Denominator:
Weighted average shares – basic	6,445	5,763	5,808	4,935	4,284
Effect of dilutive securities:
Employee stock options	—	—	—	—	—
Warrants	—	—	—	—	—

Weighted average shares – diluted	6,445	5,763	5,808	4,935	4,284

Loss per common share – basic and diluted:
Loss from continuing operations	$(0.14)	(0.03)	(0.03)	(0.05)	(0.09)
Loss from discontinued operations	(0.01)	—	—	—	(0.09)

Net loss	$(0.15)	(0.03)	(0.03)	(0.05)	(0.18)

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value.

For cash and cash equivalents, marketable securities, restricted cash, and note receivable, the carrying amount approximates fair value. For long-term debt, the fair value is based on the estimated market price for the convertible debentures on the last day of the interim period and fiscal year.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2006 and May 31, 2006 and 2005 are as follows:

	December 31,		May 31,
	2006		2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	5,543	5,543	5,463	5,463	3,695	3,695
Marketable securities	1	1	1	1	11	11
Restricted cash	1	1	589	589	72	72
Note receivable	69	69	79	79	—	—
Liabilities
Long-term debt	2,244	1,990	2,244	2,254	2,244	2,237

NOTE 3 – LIQUIDITY

During the seven months ended December 31, 2006, cash and cash equivalents increased by $80,000. Net cash used by continuing operations amounted to $539,000. Cash used in investing activities totaled $113,000, which is composed primarily of $160,000 in additions to property and equipment offset by $35,000 in proceeds from a property insurance claim. Cash provided by financing activities consists primarily of $785,000 in net proceeds from the exercise of a Put Option to Woodcliff in exchange for 1,739,130 shares of our common stock in October of 2006. At December 31, 2006, cash and cash equivalents amounted to $5.5 million. Management believes the Company has sufficient working capital to sustain current operations and meet the Company’s current obligations during the next twelve months.

NOTE 4 – SOURCES OF REVENUE

The Company’s revenue can be segregated into the following significant categories (amounts in thousands):

	Seven Months Ended December 31,		Fiscal Years Ended May 31,
	2006	2005	2006	2005	2004
		(unaudited)
Capitated contracts	$9,829	$14,618	$23,044	$22,062	$23,580
Non-capitated contracts	486	649	912	2,411	4,003

Total	$10,315	$15,267	$23,956	$24,473	$27,583

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

NOTE 5 — MAJOR CONTRACTS/CUSTOMERS

(1) Effective December 31, 2005, the Company experienced the loss of a major contract to provide behavioral healthcare services to the members of a Connecticut HMO. This HMO had been a customer since March 2001. The agreement represented approximately 21.9%, or $3.4 million of our operating revenue for the seven months ended December 31, 2005, and 14.0%, or $3.4 million, 21.6%, or $5.3 million, and 13.7% or $3.8 million of the our operating revenue for the fiscal years ended May 31, 2006, 2005, and 2004, respectively. Additionally, this contract provided that the Company, through its contract with this HMO, receive additional funds directly from a state reinsurance program for the purpose of paying providers. During the fiscal years ended 2006, 2005, and 2004 the Company filed reinsurance claims totaling approximately $1.2 million, $2.7 million, and $2.1 million, respectively. Such claims represent cost reimbursements and, as such, are not included in the reported operating revenues and are accounted for as reductions of healthcare operating expenses. As of December 31, 2006, and May 31, 2006 and 2005, the Company reported $0, $0 and $372,000 as accounts receivable–managed care reinsurance contracts, with $2.5 million, $2.5 million and $3.2 million, respectively, reported as accrued reinsurance claims payable in the accompanying consolidated balance sheets. The difference between the reinsurance receivable amount and the reinsurance payable amount is related to timing differences between the authorization date, the date the money is received by the Company, and the date the money is paid to the provider. In certain cases, providers have submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If there is no appeal received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. Accrued amounts for non-reinsurance claims incurred but not yet reported are estimated using methods similar to that used for other existing contracts, and totaled approximately $77,000 as of May 31, 2006. At December 31, 2006, management believes no further unpaid claims remain, but has not reduced the claims liability since the statutory limits have not expired relating to such claims.

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

(3) During its fiscal year ended May 31, 2006, the Company began providing behavioral health services to the members of a Medicare Advantage HMO in the states of Maryland, Pennsylvania, and Texas. Revenues under the contracts accounted for $2.0 million, or 19.6%, $1.1 million, or 6.9%, and $2.3 million, or 9.5% of the Company’s revenues for the seven months ended December 31, 2006 and 2005, and the fiscal year ended May 31, 2006, respectively. The contracts are for an initial one-year term with automatic annual renewals unless either party provides notice of cancellation at least 90 days prior to the expiration of the then current terms.

In general, the Company’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

NOTE 6 — ACCOUNTS RECEIVABLE

Accounts Receivable of $170,000 at December 31, 2006, $153,000 at May 31, 2006, and $113,000 at May 31, 2005 consists of trade receivables resulting from services rendered under managed care capitation contracts. The following table summarizes changes in the Company’s allowance for doubtful accounts for the seven months ended December 31, 2006, and the fiscal years ended May 31, 2006 and 2005:

	BEGINNING BALANCE	ADDITIONS CHARGED TO EXPENSE	DEDUCTIONS (a)(b)	WRITE- OFF OF ACCOUNTS	BALANCE END OF YEAR
	(Amounts in thousands)
Seven months ended December 31, 2006	$—	6	—	—	6
Fiscal year ended May 31, 2006	$5	—	(4)	(1)	—
Fiscal year ended May 31, 2005	$10	5	—	(10)	5

(a)	Includes cash recoveries and reversals of reserves.
(b)	Excludes $153,000 at December 31, 2006, $89,000 at May 31, 2006, and $9,000 at May 31, 2005 of recoveries from accounts previously written off.

Recoveries are reflected on the Company’s consolidated statements of operations as a reduction to the provision for doubtful accounts.

NOTE 7 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2006	May 31, 2006	May 31, 2005
	(Amounts in thousands)
Accounts receivable – other	$44	17	38
Receivable from insurance claim (1)	250	—	—
Deposits	86	86	—
Prepaid insurance	125	133	311
Note receivable (2)	25	24	—
Marketable securities	1	1	11
Other prepaid fees and expenses	261	216	132

Total other current assets	$792	477	492

(1)	Amount represents proceeds due the Company under a life insurance policy. The Company is entitled to the insurance benefits as the result of a settlement of the Company’s claims against the seller of four corporations purchased in 1996. The proceeds were received in April 2007.
(2)

Represents the current portion of a promissory note received in July 2006 as settlement of a dispute between the Company and a software vendor that had been engaged to design, but was unable to complete, a new managed care information system. The difference between the present value of the note and the Company’s investment of approximately $200,000 was recorded in the accompanying consolidated statement of operations as a “loss from software development.” The current portion of the receivable is a component of other current assets while the non-

current portion of approximately $44,000 appears as a note receivable in the accompanying consolidated balance sheet at December 31, 2006.

NOTE 8 – OTHER ASSETS

Other assets consist of the following:

	December 31, 2006	May 31, 2006	May 31, 2005
	(Amounts in thousands)
Deferred costs – eye care memberships	$62	62	125
Deposits	49	51	98
Other deferred costs	92	90	106

Total other assets	$203	203	329

NOTE 9 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31, 2006	May 31, 2006	May 31, 2005
	(Amounts in thousands)
Furniture and equipment	$2,294	2,257	2,936
Leasehold improvements	65	46	48
Capitalized leases	254	272	141

	2,613	2,575	3,125
Less accumulated depreciation and amortization	(2,236)	(2,324)	(2,741)

Total property and equipment, net	$377	251	384

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

NOTE 11 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2006	May 31, 2006	May 31, 2005
	(Amounts in thousands)
Accounts payable	$156	289	189
Accrued salaries and wages	195	112	118
Accrued vacation	102	101	92
Accrued legal and audit	74	121	96
Short-term portion of capital lease obligations	49	69	52
Other accrued liabilities	625	506	763

Total accounts payable and accrued liabilities	$1,201	1,198	1,310

NOTE 12 — CAPITAL LEASES

The Company uses capital leases to finance the acquisition of certain computer and telephone equipment. Terms of the leases range from three to five years.

	December 31, 2006	May 31, 2006	May 31, 2005
	(Amounts in thousands)
Classes of property:
Computer equipment	$110	$89	$94
Telephone equipment	144	183	47

Total equipment cost	254	272	141
Less: accumulated depreciation	94	98	59

Net book value	$160	$174	$82

Future minimum lease payments under the capital leases are as follows:

Year ended December 31, 2007	$63
Year ended December 31, 2008	45
Year ended December 31, 2009	44
Year ended December 31, 2010	30
Year ended December 31, 2011	8

Total minimum lease payments	190
Less: amount representing interest	32

Total obligations under capital leases	158
Less: current installments of capital lease obligations	49

Long–term obligation under capital leases	$109

NOTE 13 — LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2006	May 31, 2006	May 31, 2005
	(Amounts in thousands)
7 1/2% convertible subordinated debentures due April, 2010, interest payable semi-annually in April and October*	$2,244	2,244	2,244

*	At December 31, 2006, the debentures are convertible into 15,051 shares of common stock at a conversion price of $149.09 per share.

NOTE 14 — INCOME TAXES

Provision for income taxes consists of the following (amounts in thousands):

	For the Seven Months Ended December 31,		Fiscal Years Ended May 31,
	2006	2005	2006	2005	2004
		(unaudited)
Current:	—	—	—	—	—
Federal	$43	34	78	52	102

State	$43	34	78	52	102

Reconciliation between the provision for income tax and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income tax is as follows (amounts in thousands):

	For the Seven Months Ended December 31,		Fiscal Years Ended May 31,
	2006	2005	2006	2005	2004
		(unaudited)
Income tax benefit at the statutory tax rate	$(303)	(35)	(35)	(73)	(230)
State income tax expense (benefit), net of federal tax effect	4	30	74	(8)	(26)
Change in valuation allowance	351	(1)	(16)	—	—
Non-deductible items	(3)	26	38	37	44
Benefit of net operating loss carryforward not recognized	—	—	—	96	314
Other	(6)	14	17	—	—

	$43	34	78	52	102

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2006	May 31, 2006	May 31, 2005
	(Amounts in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	1,686	1,418	1,347
Accrued expenses	102	50	78
Loss on impairment—investment in marketable securities	51	51	45
Employee benefits and options	39	38	35
Other, net	—	(30)	76

Total Deferred Tax Assets	1,878	1,527	1,581
Valuation Allowance	(1,878)	(1,527)	(1,581)

Net Deferred Tax Assets	$—	—	—

At December 31, 2006, the Company’s federal net operating loss carryforwards total approximately $4.4 million resulting from losses incurred in the years ended May 31, 2002 through December 31, 2006, which expire in years 2022 through 2026. The Company may be unable to utilize some or all of its allowable tax deductions or losses, depending upon factors including the availability of sufficient taxable income from which to deduct such losses during limited carryover periods. In June 2005, the Company completed a private placement transaction, which constituted a “change of ownership” under IRS Section 382 rules. As a result, the Company’s ability to use its net operating losses incurred prior to June 14, 2005 is limited to approximately $400,000 per year, with any unused portion to be carried forward to the following year. The Company may be subject to further limitation in the event that the Company issues or agrees to issue substantial amounts of additional equity.

After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2006 and May 31, 2006 and 2005 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Company offers a 401(k) Plan (the “Plan”), which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of its eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed one thousand hours of service are eligible to participate in the Plan. Each participant may contribute from 2% to 50% of his or her compensation to the Plan up to the annual maximum allowed amount, which was $15,000 during Calendar 2006, subject to limitations on the highly compensated employees to ensure the Plan is non-discriminatory. Company contributions are discretionary and are determined by the Company’s management. The Company did not make a matching contribution during the seven months ended December 31, 2006 or during the 2006 and 2005 fiscal years. The Company’s employer matching contributions were approximately $2,300 to the Plan in fiscal 2004.

NOTE 16 — PREFERRED STOCK, COMMON STOCK, AND STOCK OPTION PLANS

Preferred Stock

As of December 31, 2006, there were 4,340 remaining shares of preferred stock authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All outstanding shares were issued in June 2005 as a result of the sale of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds. The Series A Preferred Stock is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share. Woodcliff has the right to appoint the majority of the board of directors, has dividend and liquidation preferences, and anti-dilution protection. In addition, the Company needs Woodcliff’s consent for a sale or merger involving a material portion of its assets or business, any single or series of related transactions exceeding $500,000, and prior to incurring any debt in excess of $200,000. As discussed in Note 1, “Description of the Company’s Business and Basis of Presentation,” and Note 20, “Subsequent Events,” on January 12, 2007, Hythiam acquired control of a majority of the voting stock of the Company through its acquisition of Woodcliff.

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

Common Stock

Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, stock options, and warrants are as follows at December 31, 2006:

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

Stock Option Plans

The Company issues stock options to its employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder-approved stock option plans. The Company currently has two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants to the Company. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. Options for non-statutory stock options (“NSOs”) may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of December 31, 2006, under the

2002 Incentive Plan, there were 480,000 options available for grant and there were 490,000 options outstanding, of which 440,000 were exercisable. Additionally, as of December 31, 2006, under the 1995 Incentive Plan, there were 512,875 options outstanding and exercisable. There are no further options available for grant under the 1995 Incentive Plan.

The Company also has a non-qualified stock option plan for its outside directors (the “Directors’ Plan”). Each non-qualified stock option is exercisable at a price equal to the common stock’s fair market value as of the date of grant. Prior to amendment in February 2006, the Plan awarded initial grants vesting in 25% increments beginning on the first anniversary of the date of grant, and annual grants vesting 100% as of the first annual meeting of stockholders following the date of grant, provided the individual remained a director as of those dates. Subsequent to amendment, outside directors receive an initial grant upon joining the Board and annual grants at each annual meeting of stockholders beginning with the 2006 annual meeting, each vesting in 20% increments beginning on the first anniversary of the date of grant, provided the director continues to serve on the Board on those dates. As further amended with the Board’s and shareholder approval, the maximum number of shares authorized for issuance under the Directors’ Plan was increased from 250,000 to 1,000,000, and non-employee directors serving as of the amendment date were granted a one-time award of 25,000 options. As of December 31, 2006, under the Directors’ Plan, there were 595,836 shares available for option grants and there were 305,832 options outstanding, of which 73,332 options were exercisable.

A summary of activity for the seven months ended December 31, 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 1, 2006	1,186,407	$1.36
Granted	125,000	1.88
Exercised	—	—
Forfeited or expired	(2,700)	1.15

Outstanding at December 31, 2006	1,308,707	$1.41	6.13	$834,432

Exercisable at December 31, 2006	1,026,207	$1.29	5.23	$777,249

The following table summarizes information about options granted, exercised, and vested for the seven months ended December 31, 2006 and 2005 and for the fiscal years ended May 31, 2006, 2005, and 2004.

	Seven Months Ended December 31,		Year Ended May 31,
	2006	2005	2006	2005	2004
		(unaudited)
Options granted	125,000	189,666	314,666	250,866	161,666
Weighted-average grant-date fair value	$1.31	$1.42	$1.42	$0.93	$1.31
Options exercised	—	255,833	282,166	116,500	16,500
Total intrinsic value of exercised options	—	$375,087	$411,009	$91,166	$21,655
Fair value of vested options	$59,268	$42,084	$187,033	$324,237	$175,692

Stock options were granted to board of director members and certain employees during the seven months ended December 31, 2006 and 2005 and fiscal years ended May 31, 2006, 2005 and 2004. Options exercised during the seven months ended December 31, 2006 and 2005 and fiscal years ended May 31, 2006, 2005, and 2004 were 0, 255,833, 282,166, 116,500 and 16,500 respectively. Total intrinsic value of exercised options during the seven months ended December 31, 2006 and 2005 and fiscal years ended May 31, 2006, 2005, and 2004 was $0, $375,087, $411,009, $91,166 and $21,655 respectively.

At December 31, 2006, there was approximately $344,000 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 3.58 years. Total recognized compensation costs during the seven months ended December 31, 2006 were $57,000. No compensation cost related to employees was recognized prior to June 1, 2006. The Company recognized approximately $19,000 of tax benefits attributable to stock-based compensation expense recorded during the seven months ended December 31, 2006. This benefit was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

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

	Seven Months Ended December 31,		Fiscal Year Ended May 31,
	2006	2005	2006	2005	2004
		(unaudited)
Volatility factor of the expected market price of the Company’s common stock	93.0%	103.1%	100.8%	95.0%	95.0%
Expected life (in years) of the options	5	5	5	5	3, 4, and 5
Risk-free interest rate	4.6%	4.4%	4.5%	3.9%	3.6%
Dividend yield	0%	0%	0%	0%	0%

A summary of the Company’s stock option activity and related information for the fiscal years ended May 31 and the seven months ended December 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2003	1,109,224	$0.88
Granted	161,666	1.91
Exercised	(16,500)	0.47
Forfeited	(25,000)	1.86

Outstanding as of May 31, 2004	1,229,390	$1.00

Granted	250,866	1.25
Exercised	(116,500)	0.55
Forfeited	(19,800)	1.97

Outstanding as of May 31, 2005	1,343,956	$1.08

Granted	314,666	1.82
Exercised	(282,166)	0.47
Forfeited	(190,049)	1.41

Outstanding as of May 31, 2006	1,186,407	$1.36

Granted	125,000	1.88
Exercised	—	—
Forfeited	(2,700)	1.15

Outstanding as of December 31, 2006	1,308,707	$1.41

A summary of options outstanding and exercisable as of December 31, 2006 is as follows:

Options Outstanding	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price of Exercisable Options
199,000	$0.25 - $0.39	$0.26	3.65	199,000	$0.26
281,250	$0.51 - $0.61	$0.55	3.53	281,250	$0.55
172,833	$1.00 - $ 1.45	$1.32	7.42	170,333	$1.32
409,499	$1.60 - $ 1.85	$1.78	8.75	211,999	$1.75
149,500	$1.95 - $ 2.45	$2.03	8.40	67,000	$2.11
96,625	$3.5625 - $ 4.00	$3.95	1.95	96,625	$3.95

1,308,707	$0.25 - $4.00	$1.41	6.13	1,026,207	$1.29

Warrants

The Company periodically issues warrants to purchase common stock as compensation for the services of consultants and marketing employees. Of the 406,000 warrants outstanding at December 31, 2006, 306,000 were issued in February of 2005 to two consultants and two employees as compensation for introducing strategic business partners to the Company. Such partners were responsible for the infusion of approximately $776,000 in cash to the Company in February and March 2005 in a private placement of the Company’s common stock. All such warrants have five-year terms. Valuation using the Black-Scholes pricing model was based on the following information:

Number of warrants	306,000
Exercise price	$1.25
Volatility factor of the expected market price of the Company’s common stock	95.0%
Expected life of the warrants	3 years
Risk-free interest rate	3.9%
Dividend yield	0.0%
Warrant valuation (in thousands)	$234

No warrants were issued during the period June 1 thru December 31, 2006, or the year ended May 31, 2006.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases certain office space and equipment. The Texas office lease contains escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases was $210,000 and $261,000 for the seven months ended December 31, 2006 and 2005, respectively. For the fiscal years ended May 31, 2006, 2005, and 2004, total rental expense was $0.5 million, $0.6 million, and $0.6 million, respectively.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2006:

Calendar Year	Operating Leases
(Amounts in thousands)
2007	$310
2008	278

Total minimum lease payments	$588

The above does not include rent payments related to the Company’s use of space within the offices of its major Indiana client, which is not subject to a written lease agreement.

Other Commitments and Contingencies

(1)	In connection with the Company’s new Indiana contract that started January 1, 2007, the Company is required to maintain a performance bond in the amount of $1,000,000. In addition, a $25,000 performance bond is maintained in relation to a Third Party Administrator license in Maryland.

(2)	Related to the Company’s discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. The Company’s fiscal 1999 cost report, the final year the Company was required to file a cost report, is being reviewed, in which case the intermediary may determine that additional amounts are due to or from Medicare. Management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.

(3)	The Company is actively marketing eye care memberships it acquired in November 2004. As of December 31, 2006 none of the memberships had been sold. At May 31, 2006, the Company recorded a valuation reserve of 50%, or $62,500, to reduce the carrying value of the memberships to management’s best estimate of recoverable value. Our marketing efforts have continued during calendar 2007 but have yet to result in sales of the memberships. At May 31, 2007, a further valuation reserve was recorded to reduce the remaining carrying value to zero.

(4)	The Company has insurance for a broad range of risks as it relates to its business operations. The Company maintains managed care errors and omissions, professional and general liability coverage. These policies are written on a claims-made basis and are subject to a $100,000 per claim self-insured retention. The managed care errors and omissions and professional liability policies include limits of liability of $1 million per claim and $3 million in the aggregate. The general liability has a limit of liability of $5 million per claim and $5 million in the aggregate. The Company is responsible for claims within the self-insured retentions or if the policy limits are exceeded. Management is not aware of any claims that could have a material adverse impact on the Company’s consolidated financial statements.

(5)	On January 12, 2007, the members of Woodcliff sold their outstanding membership interests in Woodcliff to Hythiam (see Note 20, “Subsequent Events”). The change in membership interest of Woodcliff resulted in the resignation of three existing Company board members formerly nominated by Woodcliff, and the appointment of three new board members by Hythiam. The acquisition by Hythiam of the Woodcliff membership interests constitutes a “change of control” pursuant to the terms of the Company’s employment agreement with its Chief Executive Officer (“CEO”), which would entitle the CEO to be paid a severance benefit equal to twenty-four months base salary totaling $410,000 if she elects to terminate, at her sole discretion, her employment at any time within one year following the change in control.

(6)	Two class action lawsuits and a complaint have been filed against the Company in the Delaware Court of Chancery. Until the actions are withdrawn or settled, the Company may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees or other fees, the amounts of which are not estimable. See Part I, Item 3, “Legal Proceedings” for a description of these matters.

NOTE 18 – RELATED PARTY TRANSACTIONS

In August 2005, the Company’s principal operating subsidiary, CBC, entered into a marketing agreement with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Two shareholders of HAN held membership interests in Woodcliff, the owner of a controlling interest in the Company. On January 12, 2007, the members of Woodcliff sold 100% of their outstanding membership interests in Woodcliff to Hythiam, as described in Note 20, “Subsequent Events.” For the seven months ended December 31, 2006 and the year ended May 31, 2006, CBC paid HAN $33,000 and $229,000, respectively, under this agreement.

In February 2006, CBC entered into an agreement with Hythiam whereby CBC would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, CBC will pay Hythiam license and service fees for each enrollee who is treated. As of December 31, 2006, there had been no material transactions resulting from this agreement. On January 12, 2007, Hythiam acquired 100% of the outstanding membership interests of Woodcliff, the owner of a controlling interest in the Company.

NOTE 19 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

PERIOD JUNE 1 THROUGH DECEMBER 31, 2006	Quarter Ended 8/31/06		Quarter Ended 11/30/06		Month Ended 12/31/06	Seven Month Total
	(Amounts in thousands, except per share data)

Operating revenues	$4,036		4,646		1,633	10,315

Gross profit	418		202		(18)	602

General and administrative expenses	762		727		278	1,767
(Recovery of) provision for doubtful accounts	(138	)(a)	3		(1)	(136)
Depreciation and amortization	23		29		10	62
Other expense (income)	23		(246	)(b)	5	(218)

Loss from continuing operations before income taxes	(252)		(311)		(310)	(873)
Income tax expense	23		15		5	43

Net loss from continuing operations	$(275)		(326)		(315)	(916)

Loss from discontinued operations	—		20		—	20

Net loss	$(275)		(346)		(315)	(936)

Basic loss per common share for continuing operations	$(0.05)		(0.05)		(0.04)	(0.14)

Basic loss per common share for discontinued operations	—		(0.00)		—	(0.01)

Net loss	$(0.05)		(0.05)		(0.04)	(0.15)

Diluted loss per common share for continuing operations	$(0.05)		(0.05)		(0.04)	(0.14)

Diluted loss per common share for discontinued operations	—		(0.00)		—	(0.01)

Net loss	$(0.05)		(0.05)		(0.04)	(0.15)

Weighted Average Common Shares Outstanding – basic	5,902		6,582		7,655	6,445

Weighted Average Common Shares Outstanding – diluted	5,902		6,582		7,655	6,445

(a)	Includes a $150,000 recovery of an account written off in 1999.
(b)	Includes recognition of $250,000 of insurance policy proceeds due the Company.

FISCAL 2006	Quarter Ended					Fiscal Year Total
	8/31/05	11/30/05	2/28/06		5/31/06
	(Amounts in thousands, except per share data)
Operating revenues	$6,301	6,756	5,585		5,314	23,956

Gross profit	583	979	1,006		826 (e)	3,394

General and administrative expenses	876 (c)	829	768		843	3,316
(Recovery of) provision for doubtful accounts	(34)	(2)	(55)		3	(88)
Depreciation and amortization	22	22	21		22	87
Other expense	5	5	127	(d)	45	182

(Loss) income from continuing operations before income taxes	(286)	125	145		(87)	(103)
Income tax expense	11	17	16		34	78

Net (loss) income from continuing operations	$(297)	108	129		(121)	(181)

Basic (loss) income per common share	$(0.05)	0.02	0.02		(0.02)	(0.03)

Diluted (loss) income per common share	$(0.05)	0.01	0.01		(0.02)	(0.03)

Weighted Average Common Shares Outstanding – basic	5,682	5,815	5,851		5,883	5,808

Weighted Average Common Shares Outstanding – diluted	5,682	10,591	10,443		5,883	5,808

(c)	Includes $69,000 of expenses attributable to the sale of the Series A Preferred Stock.
(d)	Includes a $102,000 loss from software development.
(e)	Includes a $62,500 asset write down of eye care memberships.

FISCAL 2005	Quarter Ended				Fiscal Year Total
	8/31/04	11/30/04	2/29/05	5/31/05
	(Amounts in thousands, except per share data)
Operating revenues	$6,039	6,231	6,241	5,962	24,473

Gross profit	871	903	1,107	294 (f)	3,175

General and administrative expenses	702	727	846	803	3,078
(Recovery of) provision for doubtful accounts	(5)	1	(2)	2	(4)
Depreciation and amortization	24	23	24	25	96
Other expense	41	38	14	128 (g)	221

Income (loss) from continuing operations before income taxes	109	114	225	(664)	(216)
Income tax expense	18	11	13	10	52

Net income (loss) from continuing operations	$91	103	212	(674)	(268)

Basic income (loss) per common share	$0.02	0.02	0.04	(0.12)	(0.05)

Diluted income (loss) per common share	$0.02	0.02	0.04	(0.12)	(0.05)

Weighted Average Common Shares Outstanding – basic	4,682	4,691	4,794	5,566	4,935

Weighted Average Common Shares Outstanding – diluted	5,272	5,262	5,316	5,566	4,935

(f)	Includes an $88,000 expense reimbursement received from one former client.
(g)	Includes a loss on impairment of approximately $118,000 with respect to the Company’s marketable securities.

NOTE 20 – SUBSEQUENT EVENTS

On January 1, 2007, we began providing behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana. The contract is estimated to generate approximately $14 million to $15 million in annual revenues, or approximately 41% of our anticipated annual revenues of between $35 million and $36 million.

On January 12, 2007, the members of Woodcliff sold their outstanding membership interests in Woodcliff to Hythiam. Woodcliff owns 1,739,130 shares of the Company’s common stock acquired in October 2006 and 14,400 shares of the Company’s Series A Convertible Preferred Stock acquired in June 2005, the conversion of which would result in Woodcliff owning a majority interest in the Company. By virtue of Woodcliff’s preferred stock ownership, it is entitled to significant control provisions, including the right to designate a majority of the directors on the Company’s Board. Three board members resigned following Hythiam’s acquisition, resulting in the write-off in January 2007 of approximately $106,000 in prepaid directors’ fees. In addition, the acquisition by Hythiam of the Woodcliff membership interests constitutes a “change of control” pursuant to the terms of the Company’s employment agreement with its Chief Executive Officer (“CEO”), which would entitle the CEO to be paid a severance benefit equal to twenty-four months base salary totaling $410,000 if she elects to terminate, at her sole discretion, her employment at any time within one year following the change in control.

On January 18, 2007, the Company entered into an Agreement and Plan of Merger with Hythiam, whereby the Company would merge with a newly formed, wholly-owned subsidiary of Hythiam, with the Company surviving the merger as a wholly-owned subsidiary of Hythiam. On May 25, 2007, we mutually terminated the merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Internal Controls. As of the end of the period covered by this report on Form 10-K, we have evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”), and our “internal control over financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of this Transition Report on Form 10-K, we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Conclusion. Based on their evaluation, as of the end of the period covered by this transition report of the effectiveness of our Disclosure Controls, the CEO and the CFO have each concluded that our Disclosure Controls are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Exchange Act within the time periods specified by the SEC’s rules and forms, and to ensure that information that we are required to disclose in our reports under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our Internal Controls identified in connection with the Controls Evaluation that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our current executive officers and directors as well as the executive officers and directors serving at December 31, 2006. Each current director is serving a term that will expire at the Company’s next annual meeting. There are no family relationships among any of our directors or executive officers. For more information concerning changes in our directors, see our disclosures on Form 8-K filed January 18, 2007, June 27, 2007, and July 3, 2007 and available on the SEC’s website at www.sec.gov.

NAME	AGE	POSITION
Mary Jane Johnson	56	President,(1)(2) Chief Executive Officer, (1)(2) and Director(1)(2)
Robert J. Landis	48	Chairman of the Board of Directors, (1)(2) Chief Financial Officer,(1)(2) and Treasurer(1)(2)
Paul Patti, Ph.D.	52	Vice President of Clinical Operations(2)
Eugene L. Froelich	65	Director(3)(8)
Robert Parker	28	Director(4)
Barry A. Stein, Ph.D.	75	Director(4)
Peter Jesse Walcott	30	Director(4)
David P. Schuster	37	Director(5)
Steven R. Peskin, M.D.	50	Director(6)
Michel A. Sucher, M.D.	60	Director(6)
Michael Yuhas	56	Director(6)
Vijay Chevli	36	Director(7)(9)
Steven Ramsland	52	Chief Development Officer(2)(10)

(1)	Comprehensive Care Corporation.
(2)	Comprehensive Behavioral Care, Inc. (principal operating subsidiary of the Company).
(3)	Resigned January 17, 2007.
(4)	Resigned January 12, 2007.
(5)	Resigned June 25, 2007.
(6)	Appointed January 12, 2007 by the holder of our Series A Preferred Stock.
(7)	Appointed June 29, 2007 by the holder of our Series A Preferred Stock.
(8)	Mr. Froelich served as the “Audit Committee Financial Expert” as that term is defined in the rules of the Securities Exchange Commission.
(9)	Mr. Chevli serves as the “Audit Committee Financial Expert” as that term is defined in the rules of the Securities Exchange Commission.
(10)	Mr. Ramsland’s employment commenced on April 16, 2007.

MARY JANE JOHNSON, RN, MBA, (age 56)

Ms. Johnson has served as our President and Chief Executive Officer since January 2000 and as a director of the Company since April 1999. Since joining the Company in August 1996, Ms. Johnson has also served as Chief Operating Officer of the Company, an appointment that was effective July 1999, and as Chief Executive Officer for the Company’s principal subsidiary, Comprehensive Behavioral Care, Inc., since August 1998. Ms. Johnson served as Executive Director for Merit Behavioral Care from 1993 to 1996. Ms. Johnson, a registered professional nurse, has a Bachelor’s Degree in Nursing from the State University of New York and a Master’s Degree in Business Administration from Adelphi University.

ROBERT J. LANDIS, CPA, MBA (age 48)

Mr. Landis has served as a director of the Company since April 1999, as Chairman of our Board of Directors since January 2000 and as our Chief Financial Officer and Treasurer since July 1998. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization, from November 1988 to July 1998. Mr. Landis also serves on the Board of Directors and on the audit committee of Global Axcess Corporation, a company that owns and operates automatic teller machines, whose common stock is publicly traded on the Over-The-Counter Bulletin Board. Further, Mr. Landis serves on the Board of Directors and on the audit committee of Nyer Medical Group, Inc., a publicly-traded company engaged in the wholesale and retail sale of medical and surgical equipment and, additionally, the ownership and operation of pharmacies. Mr. Landis, a Certified Public Accountant, received a Bachelor’s Degree in Business Administration from the University of Southern California and a Master’s Degree in Business Administration from California State University at Northridge.

PAUL PATTI, Ph.D., (age 52)

Dr. Patti has been employed by the Company since July 2003. He was promoted to Vice President of Clinical Operations in January of 2004. In this role, Dr. Patti manages all aspects of clinical protocol development and delivery of behavioral health services. Dr. Patti is a licensed psychologist with over 15 years managed care and clinical experience. Prior to joining the Company, Dr. Patti was Vice President of Operations for Horizon Behavioral Health from 2002 to 2004, Director of Outpatient Services for University Behavioral HealthCare from 2000 to 2002 and Vice President of Clinical Services for Integra from 1997 to 2000. Dr. Patti received a Bachelor of Arts Degree from Cornell University in 1977 and a Doctorate Degree in Clinical Psychology from Long Island University in 1986.

STEVEN R. PESKIN, M.D. (age 50)

Dr. Peskin has served as a director of the Company since January 2007. He is currently the Chief Medical Officer of MediMedia USA. In addition, Dr. Peskin serves as an Assistant Clinical Professor of Medicine at the University of Medicine and Dentistry of New Jersey. Prior to joining MediMedia, and from September 2003 to June 2005, Dr. Peskin was Chief Executive Officer of Pharmaceutical Research Plus, a firm specializing in patient recruitment and retention for clinical trials. He was previously Founder, President, and Chief Operating Officer of Nelson Managed Solutions, a managed care consulting and marketing services agency, from July 1995 through August 2003. Dr. Peskin’s professional experience also includes the positions of National Medical Director for Managed Care at John Hancock and Vice President and Senior Medical Director for CIGNA® in Texas and PacifiCare® in Oklahoma. He earned his MD at Emory University School of Medicine and his Masters Degree in Business Administration at Massachusetts Institute of Technology-Sloan School of Management, with a concentration in health care management.

MICHEL SUCHER, M.D. (age 60)

Dr. Sucher has been a member of our board of directors since January 2007. He is currently President of Greenberg & Sucher, PC, a consulting company in the field of mental health and substance abuse. Since 2006 Dr. Sucher has also held the position of Director of Corporate Compliance for Rural/Metro Corporation, an ambulance and fire protection service company based in Scottsdale, Arizona. In addition, Dr. Sucher is the Acting Chief Medical Officer of Cenpatico Behavioral Health of Arizona, a position he assumed in early 2007. From 2004 to 2005, he was employed by the State of Arizona as Acting Medical Director of the Division of Behavioral Health Services, and from 2004 to 2005, Acting Medical Director of the Bureau of Emergency Services. From February 2004 to October 2004 he served as Vice President of Clinical Affairs for Hythiam. Dr. Sucher is a nationally known speaker on addiction and emergency medicine and holds various teaching positions throughout the greater Phoenix metropolitan area. He earned a Bachelor of Science degree and a Medical Degree from Wayne State University.

MICHAEL YUHAS (age 56)

Mr. Yuhas joined our board of directors in January 2007. He is currently the Chief Executive Officer and founder of Integra Health Management, a Maryland company that provides behavioral and medical health management consultative services to healthcare payers. Prior to founding Integra, Mr. Yuhas was an independent consultant providing consulting services to various healthcare entities. From January 2003 to September 2005, Mr. Yuhas served as Chief Executive Officer for Health Integrated, Inc., a Florida health management company that delivers behavioral health and medical case management services. Before Health Integrated, Mr. Yuhas served as Executive Vice President for Strategic Development at Magellan Health Services. Mr. Yuhas holds a Masters degree in psychology from Temple University and completed doctoral-level training in epidemiology and public health at The Johns Hopkins University Bloomberg School of Public Health.

VIJAY A.CHEVLI (age 36)

Mr. Chevli was appointed as a director of the Company on June 29, 2007. Mr. Chevli is currently Head of Investment Banking and Managing Director at The Mentor Group, a full service, national investment banking, valuation and appraisal firm. Mr. Chevli is also on the Board of Directors of the Southern California Chapter of an entrepreneurship mentoring organization, TiE (Talent. Ideas. Entrepreneurship.), for which he also serves as an Executive Committee member. Prior to joining The Mentor Group, Mr. Chevli worked in the Mergers and Acquisitions and Private Equity Group at Houlihan Lokey Howard & Zukin Capital. Mr. Chevli also worked at Wasserstein Perella & Co., where he focused on mergers and acquisitions, leveraged buyouts and recapitalizations, takeover defense advisory, solicitations, and strategic advisory services for clients in various industry segments. Mr. Chevli earned a Bachelor of Arts degree in Economics/Business with a Computing Specialization from the University of California, Los Angeles, and his Masters in Business Administration degree from The Anderson School at the University of California, Los Angeles.

STEVEN RAMSLAND, Ed.D. (age 52)

Dr. Ramsland has served as our Chief Development Officer since April 2007. In this role, Dr. Ramsland directs all aspects of the Company’s strategic marketing and sales efforts. From 2004 to 2007, he held the position of Vice President, Sales, Marketing, and Development with United Behavioral Health, a subsidiary of UnitedHealth Group. In this position Dr. Ramsland specialized in marketing behavioral health and disease management services to prospective public sector clients. Prior to United Behavioral Health, Dr. Ramsland was the Vice President, Government Programs for FHC Health Systems/Value Options, where he was a senior business development manager focusing on the marketing of managed behavioral healthcare services to governmental payers, from 1997 to 2004. Dr. Ramsland has a Bachelor of Arts degree in Psychology and English from Trinity College, a Master of Arts degree in Clinical Psychology from Duquesne University, and a Doctor of Education degree in Counseling Psychology from Rutgers University.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director or greater than 10% stockholder of our outstanding common stock must file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. To the best of our knowledge, based solely on a review of the copies of these reports furnished to us and written or oral representations that no other reports were required, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during the seven month transition period ended December 31, 2006.

Code of Ethics

We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial officer, and persons performing similar functions. The text of this code of ethics can be found on our website at www.compcare-shareholders.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our website.

Procedures by Which Security Holders May Recommend Nominees to our Board of Directors

There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors. Such procedures were previously disclosed in our Definitive Proxy Statement filed September 28, 2006 and available on the SEC’s website at www.sec.gov.

Audit Committee

During the seven month period ended December 31, 2006, our Audit Committee consisted of Eugene Froelich (chairman), Robert Parker, and Peter Jesse Walcott. The Board of Directors has determined that all members of the Committee were independent as defined in Section 121(A) of the American Stock Exchange’s listing standards and that Mr. Froelich qualified as an “audit committee financial expert,” as defined by Item 401(h)(2) of Regulation S-K. The Audit Committee met twice during the seven months ended December 31, 2006. In addition, the Audit Committee took action by written consent on one occasion.

At July 31, 2007, the Audit Committee is comprised of Vijay A. Chevli (chairman), Steven R. Peskin, M.D., and Michael Yuhas. The Board of Directors has determined that all members of the Committee are independent as defined in Section 121(A) of the American Stock Exchange’s listing standards and that Mr. Chevli qualifies as an “audit committee financial expert,” as defined by Item 401(h)(2) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

We believe our long-term success is dependent on a leadership team with the integrity, skills, and dedication necessary to oversee a growing organization on a day-to-day basis. In addition, the leadership must have the vision to anticipate and respond to future market and regulatory developments. Our executive compensation program is designed to enable us to attract, motivate and retain a senior management team with the collective and individual abilities to meet these challenges. The program’s primary objective is to align executives’ efforts with the long-term interests of stockholders by enhancing our reputation, financial success and capabilities.

The primary components of executive compensation for each of our four named executive officers includes a base salary, provision for an annual incentive bonus, and provisions for the award of stock options. These components are designed, in aggregate, to be competitive with comparable organizations and to align the financial incentives for the executives with the short and long term interests of stockholders.

The Compensation and Stock Option Committee (“Compensation Committee”) establishes the compensation packages of the executive officers. The members of the Compensation Committee are “independent” as defined by the American Stock Exchange listing standards.

Overview and Philosophy

The Compensation Committee’s policies are designed to enable the Company to attract and retain outstanding executives in the healthcare industry to assist the Company in meeting its long-range objectives, thereby serving the interests of the Company’s stockholders. The Compensation Committee’s compensation philosophy is to provide rewards that (1) are linked to both Company performance and individual performance, (2) align employee interests with stockholder interests, (3) are sufficient to attract and retain high-quality employees, and (4) provide a mix of cash and potential stock ownership tied to long-term as well as immediate business strategies.

The following key principles guide the Compensation Committee in structuring compensation targets and packages of executive officers and key management:

•

Total annual compensation will include salary as the core compensation plus options to purchase shares of the Company’s Common Stock, the value of which is a function of the market price, which is an extension of stockholder interests.

•

Management development includes support of compensation opportunity structures to attract and retain individuals who can maximize the creation of stockholder value, and motivate employees to attain Company and individual objectives.

•	Recognition of individual contributions as well as overall Company results toward identified business results.

•	Competitive position of both base salary and total compensation within the healthcare industry.

Determination of Compensation

The Compensation Committee determines the total compensation levels for our executive officers by considering several factors, including each executive officer’s role and responsibilities, how the executive officer is performing against those responsibilities, our performance, and the competitive market data applicable to each executive officer’s position.

In arriving at specific levels of compensation for executive officers, the Compensation Committee has relied on:

•	the recommendations of management,

•	benchmarks provided by generally available compensation surveys, and

•	the experience of Compensation Committee members and their knowledge of compensation paid by comparable companies or companies of similar size or generally engaged in the healthcare services business.

We seek an appropriate relationship between executive pay and corporate performance. Executive officers are entitled to customary benefits generally available to all Company employees, including group medical, dental and life insurance and a 401(k) plan. We have employment agreements and severance arrangements with our key executive officers to provide them with the employment security and severance deemed necessary to retain them.

Components of Executive Compensation

Base Salary. Base salaries provide our executive officers with a degree of financial certainty and stability, and are intended to be maintained at slightly above the median range of salary for similar positions at public companies that are in the same line of business as the Company and which are of similar size. We seek to provide base salaries sufficient to attract and retain highly qualified executives. The Compensation Committee establishes the base salaries of our executive officers, and salaries are reviewed in the case of executive promotions or other significant changes in responsibilities. In each case, the Compensation Committee takes into account competitive salary practices, scope of responsibilities, the results previously achieved by the executive and his or her development potential.

The Compensation Committee has the responsibility to determine increases or decreases in base salaries on an individual basis. Our objective is to reward performance consistent with our overall financial performance in the context of competitive practice, including changes to an executive officer’s scope of responsibilities, in combination with general market trends. No formulaic base salary increases are provided to the named executive officers.

In addition to complying with the executive compensation policy and to the requirements of applicable employment agreements, compensation for each of the executive officers during the seven months ended December 31, 2006 was based on the executive’s performance of his or her duties and responsibilities, the performance of the Company, both financial and otherwise, and the success of the executive in managing, developing and executing our business development, sales and marketing, financing and strategic plans, as appropriate.

Annual Incentive Bonus. Executive officers are eligible to receive cash bonuses based on the degree of the Company’s achievement of financial and other objectives. The primary purpose of our annual performance incentive awards is to motivate our executives to meet or exceed our short-term and long-term performance objectives. Our annual cash bonuses are designed to reward our executive officers for their contributions toward corporate objectives.

The Chief Executive Officer is eligible to receive an annual performance bonus calculated as the greater of $25,000 or 2 1/2% of the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), except that no bonus will be paid in the event that EBITDA is calculated to be a loss. The calculation of EBITDA will include any expense from the performance bonus. In the case of exceptional performance, the Compensation Committee may increase the performance bonus.

Similarly, the Chief Financial Officer is eligible to receive an annual performance bonus calculated as the greater of $20,000 or 2 1/2% of the Company’s EBITDA. The calculation of EBITDA will include any expense from the performance bonus, and no bonus will be paid in the event that EBITDA is calculated to be a loss. The Compensation Committee reserves the right to increase the performance bonus in the case of exceptional performance.

The Chief Development Officer is eligible to earn an annual performance based incentive bonus of up to $20,000 for achievement of annually established targets for obtaining new business. The Vice President of Clinical Operations may receive an annual cash bonus as determined by the Compensation Committee in its sole discretion. Criteria for earning such a bonus is yet to be established.

Stock, stock options, and similar equity instruments. Equity participation is a key component of the Company’s executive compensation program. Under our 2002 Incentive Compensation Plan (“the Plan”), as amended, we are permitted to award our common stock, stock options, stock appreciation rights, restricted stock, and restricted stock units to officers, employees, and consultants. To date, stock options have been the sole means of providing equity participation. Options are designed to retain executive officers and motivate them to enhance stockholder value by aligning their financial interests with those of the stockholders. Stock options are intended to enable the Company to attract and retain key personnel and provide an effective incentive for management to create stockholder value over the long term since the option value depends on appreciation in the price of the Company’s common stock.

In accordance with their respective employment contracts, the Chief Executive Officer and Chief Financial Officer both receive an annual grant of 25,000 stock options. Such options are granted without regard to company or individual performance and are typically granted on the date of the Company’s Annual Meeting. The Chief Development Officer and Vice President of Clinical Operations are eligible to receive stock options at the time options are granted to employees, which also customarily occurs on the date of our Annual Meeting. In the past we have not timed stock option grants in coordination with the release of material nonpublic information, nor do we plan to do so in the future. Stock option grants to employees are at the discretion of the Compensation Committee, which utilizes recommendations from management in determining awards. Stock option exercise prices are determined in accordance with the Plan, which specifies that the exercise price will be equal to fair market value of a share of our common stock on the date of grant. Such grants provide an incentive for our executives and other employees to increase our market value, as represented by our market price, as well as serving as a method for motivating and retaining our executives.

We have adopted SFAS 123R “Share-Based Payment,” which requires that we show expense in our financial statements equivalent to the fair value of stock options granted. The expense is a negative consequence that has resulted in a reduction in recent option grants, for those grants at the discretion of the Compensation Committee, which includes grants to the Chief Development Officer and Vice President of Clinical Operations. We expect that future grants of discretionary stock options will be limited due the effects of SFAS 123R.

In determining to provide long-term incentive awards in the form of stock options, the Compensation Committee considered cost and dilution impact, market trends relating to long-term incentive compensation and other relevant factors. The Compensation Committee determined that an award of stock options more closely aligns the interests of the recipient with those of our stockholders because the recipient will only realize a return on the option if our stock price increases over the term of the option.

Perquisites and Other Benefits. Other than an auto allowance paid biweekly to certain executive officers, we do not provide our executive officers with perquisites. Executives participate in our various health plans and our 401(k) retirement plan on a non-preferential basis, and are charged the same rates as all other employees. We do not provide deferred compensation.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers during the 2006 calendar year.

Name and Principal Position	Year (1)	Salary ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Other ($)		Total ($)
Mary Jane Johnson	2006	176,155	3,982	—	6,500	(4)	186,637
President and Chief Executive Officer

Robert J. Landis	2006	175,385	3,982	—	6,400	(4)	185,767
Chairman, Treasurer and Chief Financial Officer

Thomas Clay (5)	2006	114,000	—	9,536	3,534	(6)	127,070
Chief Development Officer

Paul Patti	2006	99,000	—	—	2,600	(4)	101,600
Vice President of Clinical Operations

(1)	Amounts shown are for the 2006 calendar year.
(2)	Amounts reflect compensation expense recognized in our financial statements during calendar 2006 for stock option awards in calendar 2006 and in previous years calculated in accordance with SFAS 123R “Share-Based Payment.” Amounts have not been reduced by estimates of forfeitures related to service based vesting conditions, and are computed using the Black-Sholes option pricing model, which incorporates various assumptions about volatility, expected dividend yield, expected life, and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 16 “Preferred Stock, Common Stock, and Stock Option Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options. There were no forfeitures during calendar 2006 by executive officers.
(3)	Amount is a cash bonus paid pursuant to the Company’s sales incentive bonus plan.
(4)	Represents an auto allowance paid to each officer.
(5)	Mr. Clay’s employment with the Company ended November 28, 2006.
(6)	Represents vacation paid out upon termination.

Executive Employment Agreements

Compensation of the Chief Executive Officer

The Company entered into an employment agreement with Mary Jane Johnson effective February 1, 2003, which was amended June 14, 2005. The agreement was originally effective through May 31, 2006, but has been automatically renewed and extended until November 30, 2007 in accordance with the first of two available 18 month extensions under the contract. Ms. Johnson’s employment agreement provides for a salary of $205,000 per annum and includes an annual performance bonus based on the Company’s EBITDA. As part of the Company’s cost-cutting initiatives, Ms. Johnson agreed to postpone certain salary increases due under her employment agreement. As a result, Ms. Johnson received a base salary of $176,155 in calendar 2006. Ms. Johnson is provided an auto allowance of $250 biweekly as well as a policy of life insurance. In addition, the Company pays for a portion of Ms. Johnson’s health insurance and other group insurance premiums in accordance with the Company’s general benefit guidelines covering all full-time employees. Ms. Johnson is eligible to receive a special transaction bonus should the company merge with or into another entity in which the Company is not the surviving entity, or if the Company sells all or substantially all of its assets and the special transaction is $5.0 million or greater. The special transaction bonus shall be an amount equal to 1% of the special transaction value in excess of $5.0 million. Coincident with the Company’s annual meetings of stockholders, Ms. Johnson is granted options to purchase 25,000 shares of the Company’s Common Stock. The options will bear an exercise price of the fair market value of the Company’s stock on the date of grant and will vest within one year of such date.

Compensation of the Chief Financial Officer

The Company entered into an employment agreement with Robert J. Landis effective February 1, 2003, which was amended on June 14, 2005. The agreement was originally effective through May 31, 2006, but has been automatically renewed and extended until November 30, 2007 in accordance with the first of two available 18 month extensions under the contract. Mr. Landis’ employment agreement provides for a salary of $185,000 per annum and includes an annual performance bonus based on the Company’s EBITDA. As part of the Company’s cost-cutting initiatives, Mr. Landis agreed to postpone certain salary increases due under his employment agreement. As a result, Mr. Landis received a base salary of $175,385 in calendar 2006. In addition, the Company pays for a portion of Mr. Landis’ health insurance and other group insurance premiums in accordance with the Company’s general benefit guidelines covering all full-time employees. Mr. Landis is also provided with a policy of life insurance and use of a company automobile or, alternatively, a $250 biweekly auto allowance. Mr. Landis is additionally eligible to receive a special transaction bonus should the company merge with or into another entity in which the Company is not the surviving entity, or if the Company sells all or substantially all of its assets and the special transaction is $5.0 million or greater. The special transaction bonus shall be an amount equal to 1% of the special transaction value in excess of $5.0 million. Coincident with the Company’s annual meetings of stockholders, Mr. Landis is granted options to purchase 25,000 shares of the Company’s Common Stock. The options will bear an exercise price of the fair market value of the Company’s stock on the date of grant and will vest within one year of such date.

Compensation of Other Executive Officers

The base salary for Dr. Patti is currently set at $120,000. Dr. Patti is eligible to receive a bonus and other additional compensation, the amount and timing of which is at the discretion of the Compensation Committee. During calendar 2006, Dr. Patti did not receive a grant of stock options.

Confidentiality agreements

We require that each employee, including all officers, sign a confidentiality agreement stating that as long as the employee works for us, and after the employee’s termination for any reason, the employee may not disclose in any manner our proprietary confidential information.

Indemnification matters

In connection with the Company’s indemnification program for executive officers and directors, Ms. Johnson, Mr. Landis, Dr. Patti, and Mr. Ramsland, as well as ten current, key management employees, directors, or subsidiary directors, eighteen former directors, and thirteen former executive officers, are entitled to indemnification. The Company considers it desirable to provide each indemnitee with specified assurances that the Company can and will honor the Company’s obligations under the Indemnification Agreements, including a policy of insurance to provide for directors and officers liability coverage.

Grants of Plan Based Awards

The table below sets forth information with respect to options granted to our named executive officers during calendar 2006.

Name and Principal Position	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise Price ($/share)(1)	Grant Date Fair Value of Option Awards($)(2)
Mary Jane Johnson	11/17/06	25,000	1.80	33,035
Robert J. Landis	11/17/06	25,000	1.80	33,035

(1)	The options to purchase our common stock are exercisable at a price equal to the closing price of the stock on the date of grant.
(2)	The grant date fair value of stock options is calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected life of the options and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 16 “Preferred Stock, Common Stock, and Stock Option Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options.

The option grants listed above were made pursuant to the 2002 Incentive Compensation Plan, which specifies that a change in control of the Company will result in the immediate vesting of any stock options outstanding at the time of such change of control. Hythiam’s acquisition of a majority controlling interest of the Company on January 12, 2007 qualified as a change of control. Accordingly the options listed above became fully vested on January 12, 2007, prior to the original vesting dates of May 17, 2007 and November 17, 2007 established at the grant date.

Outstanding Equity Awards at Fiscal Year-end

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2006.

Name	Number of shares underlying unexercised options			Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)

Mary Jane Johnson	20,000	—		4.0000	12/14/08
	75,000	—		0.5625	07/06/09
	75,000	—		0.2656	01/14/10
	50,000	—		0.2500	01/02/11
	25,000	—		0.5100	11/07/12
	25,000	—		1.4000	02/07/13
	25,000	—		1.7000	01/23/14
	25,000	—		1.4500	03/11/15
	25,000	—		1.7800	10/28/15
	—	25,000	*	1.8000	11/17/16

Total	345,000	25,000

Robert J. Landis	65,625	—		4.0000	12/14/08
	75,000	—		0.5625	07/06/09
	50,000	—		0.2500	01/02/11
	25,000	—		0.5100	11/07/12
	25,000	—		1.4000	02/07/13
	25,000	—		1.7000	01/23/14
	25,000	—		1.4500	03/11/15
	25,000	—		1.7800	10/28/15
	—	25,000	*	1.8000	11/17/16

Total	315,625	25,000

Thomas Clay	2,500	—		0.5625	07/06/09
	5,000	—		0.2656	01/14/10
	10,000	—		0.5156	02/08/10
	10,000	—		0.6100	12/13/11
	10,000	—		0.5100	11/07/12
	10,000	—		1.9500	02/26/13
	10,000	—		2.1600	11/18/13
	10,000	—		1.1000	10/05/14
	10,000	—		1.7800	10/28/15

Total	77,500	—

Paul Patti	10,000	—		2.1600	11/18/13
	7,500	—		1.1000	10/05/14
	5,000	—		1.7800	10/28/15

Total	22,500	—

*	-These options became exercisable on January 12, 2007 due to provisions contained in the 2002 Incentive Compensation Plan that require immediate vesting of outstanding, unvested options upon a change in control of the Company, which occurred with Hythiam’s acquisition of Woodcliff, the owner of a majority interest in the company.

Option Exercises and Stock Vested

There were no stock options exercised by any of our named executive officers during the seven months ended December 31, 2006. We have not issued restricted stock, restricted stock units, or similar instruments.

Potential Payments upon Termination or Change in Control

Potential payments upon termination

The following summarizes the payments and benefits to which the named executive officers would have been entitled, if their employment with the Company had terminated on December 31, 2006.

If Ms. Johnson’s employment is terminated for cause, her salary will paid through the date of termination, with no further payments of any type due. Should the Company not renew her employment contract, she will be paid a severance payment equal to two years’ base salary, or $410,000. In addition, commencing upon the expiration of her employment agreement, we will continue to provide her and her dependents with healthcare insurance coverage for 18 months, valued at approximately $12,000. If Ms. Johnson becomes totally disabled such that she is substantially unable to perform her duties, or if she is terminated without cause, she will receive an amount equal to the greater of the balance of her base salary for the remainder of her employment term or two years base salary. Should the Company materially curtail or diminish her duties and responsibilities, and Ms. Johnson provides the Company with 60 days notice that she elects to terminate her employment, she will receive the greater of two years’ base salary or the balance of her base salary for the remainder of her employment term.

If Mr. Landis’ employment is terminated for cause, his salary will paid through the date of termination, with no further payments of any type due. Should the Company not renew his employment contract, he will be paid a severance payment equal to two years’ base salary, or $370,000. In addition, commencing upon the expiration of his employment agreement, we will continue to provide him and his dependents with healthcare insurance coverage for 18 months, valued at $18,000. If Mr. Landis becomes totally disabled such that he is unable to substantially perform his duties, or if he is terminated without cause, he will receive an amount equal to the greater of the balance of his base salary for the remainder of his employment term or two years base salary. Should the Company materially curtail or diminish his duties and responsibilities, and Ms. Landis provides the Company with 60 days notice that he elects to terminate his employment, he will receive the greater of two years’ base salary or the balance of his base salary for the remainder of his employment term.

Should Dr. Patti’s employment be terminated for cause, or if he becomes permanently disabled, his salary will be paid through the date of termination, with no further payments of any type due. If Dr. Patti is terminated without cause, he will be entitled to receive one month’s base salary for each year of service with the Company, to a maximum of three months.

Potential payments upon change in control

In the event of a change in control of the Company, Ms. Johnson, at her sole discretion, may elect to terminate her employment at any time within one year following a change in control. Upon her election to resign, she will receive a lump sum severance payment equal to two times her base salary, or $410,000. Mr. Landis, at his sole discretion, may elect to terminate his employment at any time within one year following a change in control. Upon his election to resign, he will receive a lump sum severance payment equal to two times his base salary, or $370,000. Dr. Patti will receive a payment equal to three months of his base salary, or $30,000, if he is terminated by the Company without cause within three months of the date of a change in control. Unvested stock options for all employees, including named executives, would vest immediately upon a change in control of the Company.

Director Compensation

The following table provides information regarding compensation paid to non-employee directors during the seven-month transition period ended December 31, 2006.

Name	Fees Earned ($) (1)	Fees Paid In Cash ($) (1)	Option Awards ($) (2)	Total ($)
Eugene L. Froelich	3,333	0	4,655	7,988
Robert Parker	3,333	40,000	4,655	44,655
David P. Schuster	3,333	40,000	4,655	44,655
Barry A. Stein, Ph.D.	3,333	40,000	4,655	44,655
Peter Jesse Walcott	3,333	40,000	4,655	44,655

(1)	In December 2006, the Board of Directors instituted a cash compensation plan for non-employee directors whereby each non-employee director will be paid $40,000 in advance for services over the next 12 months, beginning with December 2006. The fees are earned monthly at the rate of $3,333 per month. Four of the five directors received payment of the annual retainer in December 2006, while Mr. Froelich received payment in January 2007.
(2)	Amounts reflect compensation expense recognized in our financial statements during calendar 2006 resulting from grants of stock options to non-employee directors. The options were granted in accordance with our Non-employee Directors’ Stock Option Plan, as amended, which specifies that the options would vest equally over five years and would have an exercise price calculated as the average of the bid and ask price of a share of the Company’s stock on the day prior to the date of the grant date. The grant date fair value of the stock options granted was $55,277 for each director. Fair value was calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected life of the options and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 16 “Preferred Stock, Common Stock, and Stock Option Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options.

Members of the Board of Directors who are also officers or employees of the Company receive no compensation for serving as directors. Effective June 29, 2007, non-employee directors will be compensated with a $15,000 annual retainer and an annual award of 15,000 stock options. Additionally, the non-employee directors serving as the chairman of the Audit Committee and chairman of the Compensation Committee will be further compensated with an annual retainer of $7,500 and $2,500, respectively.

Limitations on the deductibility of compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), places a limit of $1.0 million on the amount of compensation that we can deduct in any one year with respect to each of its five most highly paid executive officers. However, certain performance-based compensation as defined by Section 162(m) of the Tax Code is not subject to the deduction limit. The Board of Directors believes that all anticipated compensation during the tax year ending May 31, 2007 will satisfy the requirements of Section 162(m) of the Tax Code and, as such, would be deductible for federal income tax purposes. Further, the Company’s Compensation and Stock Option Committee believes that the deductibility of officer compensation in excess of the $1.0 million threshold is not likely to be an issue for the Company to address in the foreseeable future.

Compensation committee interlocks and insider participation

No member of the Compensation Committee was at any time during the past year an officer or employee of the Company, was formerly an officer of the Company or any of our subsidiaries, or had any employment relationship with us.

During the last fiscal year, none of our executive officers served as:

•

a member of the Compensation Committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee;

•	a director of another entity one of whose executive officers served on our compensation committee; or

•

a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this transition report on Form 10-K with management and based on such discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis section be included herein.

Submitted by the compensation committee:

Michael Yuhas, Chairman

Michel Sucher, M.D.

Vijay A. Chevli

Dated: August 6, 2007

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes share and exercise price information with respect to the Company’s equity compensation plans (including individual compensation arrangements) under which equity securities of Comprehensive Care Corporation are authorized for issuance as of December 31, 2006:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,308,707	$1.41	1,075,836
Equity compensation plans not approved by shareholders*	406,000	1.78	—

Total	1,714,707	$1.50	1,075,836

*	Consists of 100,000 warrants to purchase common stock of the Company issued in prior fiscal years to three consultants for their services to the Company, which included public and investor relations and web site development services. In addition, 306,000 warrants to purchase common stock of the Company were issued in a prior fiscal year to two consultants and two employees as compensation for introducing strategic business partners to the Company. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging from $1.09 to $5.00.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 31, 2007, the name, address, stock ownership and voting power of each person or group of persons known by the Company who is not a director or a named executive officer of the Company to own beneficially more than 5% of the outstanding shares of Common Stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name And Address of Beneficial Owner	Shares Beneficially Owned		Percent of Common Stock Outstanding
Harry Ross
3622 Reeves Road, Ojai, CA 93023	931,500	(1)	12.1%
Hythiam, Inc.
11150 Santa Monica Blvd., Ste. 1500, Los Angeles, CA 90025	5,974,458	(2)	50.05%

(1)	Information obtained from Form 4 filed by Mr. Ross on July 30, 2007.
(2)	Represents 1,739,130 Common Shares and 4,235,328 shares of Common Stock reserved for issuance upon conversion of the Series A Preferred Stock that was issued by the Company on June 14, 2005.

Security Ownership of Management

The following table sets forth, as of July 31, 2007, information concerning the beneficial ownership of Common Stock by each director of the Company and the named executive officers listed in the Summary Compensation Table included elsewhere herein, and all directors and executive officers as a group. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has, or shares, the power to vote such securities or to direct their investment. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Common Stock Outstanding
Mary Jane Johnson(1)	390,000	4.8%
Robert J. Landis (2)	447,625	5.6%
Thomas Clay	42,500	*
Paul Patti (3)	22,500	*
Steven R. Peskin, M.D.	0	*
Michael Yuhas	0	*
Michel Sucher, M.D.	0	*
Vijay A. Chevli	0	*
All directors and executive officers as a group (8 persons)	902,625	10.7%

*	Less than 1%.
(1)	Includes 20,000 shares of Common Stock held directly and 370,000 shares subject to options that are presently exercisable or exercisable within 60 days of July 31, 2007.
(2)	Includes 107,000 shares of Common Stock held directly and 340,625 shares subject to options that are presently exercisable or exercisable within 60 days of July 31, 2007.
(3)	Includes 22,500 shares subject to options that are presently exercisable or exercisable within 60 days of July 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In August 2005, our principal operating subsidiary, CBC, entered into a marketing agreement with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. During the seven months covered by this transition report, two shareholders of HAN were each members of Woodcliff, the owner of a controlling interest in the Company. On January 12, 2007, the members of Woodcliff sold 100% of their outstanding membership interests in Woodcliff to Hythiam, as described in Note 20 “Subsequent Events” to the audited, consolidated financial statements included elsewhere herein. For the seven months ended December 31, 2006 and the year ended May 31, 2006, CBC paid HAN $33,000 and $229,000, respectively, under this agreement.

In February 2006, CBC entered into an agreement with Hythiam whereby CBC would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, we will pay Hythiam license and service fees for each enrollee who is treated. One of our directors, David Schuster, held the position of Vice President of Corporate Development for Hythiam during the period covered by this report. On January 12, 2007, Hythiam purchased the membership interests of Woodcliff, the owner of a controlling interest in the Company. There were no transactions resulting from this agreement during the seven months ended December 31, 2006 or twelve months ended May 31, 2006.

During the period June 1 thru December 31, 2006, two executive officers served on our Board of Directors and also on the Board of Directors for each of our wholly-owned subsidiary corporations.

Director Independence

Although we are not listed on the American Stock Exchange, we have used the definition of “independent” set forth in Section 121(A) of the American Stock Exchange listing standards for the purpose of determining the independence of its directors and members of a committee of its board of directors. Such standards define an independent director, generally, as one who is not employed by the Company, receives no compensation other than as a director, is not related to a Company officer, and is not an officer or owner of a business having transactions with us.

During the seven month transition period covered by this report, the following individuals serving as directors were considered independent:

Eugene Froelich

David Schuster

Dr. Barry A. Stein

Robert Parker

Peter Jesse Walcott

There were no transactions, relationships, or arrangements considered by the Board of Directors in determining that a director is independent other than those described immediately above under the caption “Transactions with Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

The firm of Kirkland, Russ, Murphy & Tapp P.A. (“KRMT”) currently serves as our independent registered public accounting firm to perform audits and prepare our income tax returns. The Audit Committee approved 100% of the services described below for audit, tax and related fees.

Audit Fees. The aggregate fees billed by KRMT for professional services rendered in connection with the audit of our consolidated financial statements for the transition period ended December 31, 2006 and review of the financial statements included in the Company’s quarterly reports on Form 10-Q during the transition period was $80,450. The aggregate fees billed by KRMT for the audit of our annual consolidated financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years ended May 31, 2006 and 2005 were $68,950 and $65,700, respectively.

Audit-Related Fees. The aggregate fees billed by KRMT for assurance and related services related to the performance of the audit or review of the Company’s consolidated financial statements and not described above under “Audit Fees” were $14,700 for the seven months ended December 31, 2006, $21,500 for fiscal 2006, and $43,200 for fiscal 2005. Audit-related services principally include audits of certain of our subsidiaries and our 401(k) plan.

Tax Fees. During the seven months ended December 31, 2006, KRMT billed $26,575 to the Company for preparing the Company’s fiscal 2006 tax returns. During fiscal 2006, KRMT billed $26,850 for preparing the Company’s fiscal 2005 tax returns.

All Other Fees. The aggregate fees billed by KRMT for professional services other than services described under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above were $4,765, during the seven months ended December 31, 2006 primarily for assurance services related to a bond indenture. For such fees during fiscal 2006, KRMT billed $4,000 for agreed upon procedures relating to a private placement transaction.

The Audit Committee does not believe the provision of non-audit services by the independent accountant impairs the ability of such accountant to maintain independence with regard to the Company.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During the seven months ended December 31, 2006, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements - Included in Part II of this report:
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets, December 31, 2006 and May 31, 2006 and 2005
		Consolidated Statements of Operations for the seven months ended December 31, 2006 and 2005, and fiscal years ended May 31, 2006, 2005 and 2004
		Consolidated Statements of Stockholders’ Deficit for the seven months ended December 31, 2006 and 2005, and fiscal years ended May 31, 2006, 2005 and 2004
		Consolidated Statements of Cash Flows for the seven months ended December 31, 2006 and 2005 and fiscal years ended May 31, 2006, 2005 and 2004
		Notes to Consolidated Financial Statements

	2.	Consolidated Financial Statement Schedules: None.
		Other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

	3.	Exhibits:

Exhibit Number	Description and Reference

3.1	Restated Certificate of Incorporation as amended on November 3, 2005 and March 23, 2006. (16)

3.2	Amended and Restated Bylaws, as amended July 20, 2000. (7)

3.3	Bylaw amendment. (5)

3.4	Bylaw amendment, effective October 28, 2005. (15)

3.5	Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock of Comprehensive Care Corporation. (5)

4.1	Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible Subordinated Debentures. (1)

4.2	Form of Common Stock Certificate. (12)

10.1	Form of Stock Option Agreement. *(2)

10.2	Form of Indemnity Agreement as amended March 24, 1994. *(3)

Exhibit Number	Description and Reference
10.3	Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998. (8)

10.4	Amended and Restated Non-Employee Directors’ Stock Option Plan. *(4)

10.5	Amendment No. 1 to Comprehensive Care Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, effective as of March 23, 2006 .* (16)

10.6	Employment Agreement as amended February 7, 2003 between the Company and Robert J. Landis. *(6)

10.7	Employment Agreement amendment dated June 14, 2005 between the Company and Robert J. Landis. *(5)

10.8	Employment Agreement waiver dated June 14, 2005 between the Company and Robert J. Landis. *(5)

10.9	Employment Agreement as amended February 7, 2003 between the Company and Mary Jane Johnson. *(6)

10.10	Employment Agreement amendment dated June 14, 2005 between the Company and Mary Jane Johnson. *(5)

10.11	Employment Agreement waiver dated June 14, 2005 between the Company and Mary Jane Johnson.*(5)

10.12	Employment Agreement dated June 3, 2002 between the Company and Thomas C. Clay. *(9)

10.13	Comprehensive Care Corporation 2002 Incentive Plan as amended. *(10)

10.14	Stock Purchase Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (5)

10.15	Registration Rights Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (5)

10.16	Marketing Agreement by and between the Company and Health Alliance Network, Inc. (13)

10.17	Sublease Agreement dated May 22, 2006 between Comprehensive Behavioral Care, Inc. and AT&T Corporation (14)

14	Code of Business Conduct and Ethics. (11)

21	List of the Company’s active subsidiaries (filed herewith).

23.1	Consent of Kirkland, Russ, Murphy & Tapp P.A. (filed herewith).

31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.
(1)	Filed as an exhibit to the Company’s Form S-3 Registration Statement No. 2-97160.
(2)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.
(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1994.
(4)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.
(5)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.
(6)	Filed as an exhibit to the Company’s Form 8-K dated February 7, 2003.
(7)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2000.
(8)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.
(9)	Filed as an exhibit to the Company’s Form 8-K dated June 7, 2002.
(10)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.
(11)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2003.
(12)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.
(13)	Filed as an exhibit to the Company’s Form 8-K, dated August 3, 2005.
(14)	Filed as an exhibit to the Company’s Form 8-K, dated May 26, 2006.
(15)	Filed as an exhibit to the Company’s Form 8-K, dated November 3, 2005.
(16)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, August 6, 2007.

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

SIGNATURE	TITLE	DATE

/s/ MARY JANE JOHNSON Mary Jane Johnson	President, Chief Executive Officer, and Director (Principal Executive Officer)	August 6, 2007

/s/ ROBERT J. LANDIS Robert J. Landis	Chairman of the Board of Directors, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	August 6, 2007

/s/ STEVEN R.PESKIN Steven R. Peskin	Director	August 6, 2007

/s/ MICHEL A. SUCHER Michel A. Sucher	Director	August 6, 2007

/s/ MICHAEL YUHAS Michael Yuhas	Director	August 6, 2007

/s/ VIJAY A. CHEVLI Vijay A. Chevli	Director	August 6, 2007