Form 10-Q
period 2007-06-30
COMPREHENSIVE CARE CORP
filed 2007-08-09
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________. Commission File Number 1-9927
COMPREHENSIVE CARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-2594724

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Class	Outstanding at August 6, 2007
Common Stock, par value $.01 per share	7,702,781

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,216	5,543
Accounts receivable, less allowance for doubtful accounts of $1 and $6, respectively	101	163
Other current assets	496	793

Total current assets	7,813	6,499
Property and equipment, net	373	377
Note receivable	31	44
Goodwill, net	991	991
Other assets	150	203

Total assets	9,358	8,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	1,783	1,201
Accrued claims payable	5,183	2,746
Accrued reinsurance claims payable	2,526	2,516
Income taxes payable	46	50

Total current liabilities	9,538	6,513

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	144	160

Total long-term liabilities	2,388	2,404

Total liabilities	11,926	8,917

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; 14,400 issued	720	720
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 7,702,783 and 7,655,283, respectively	77	77
Additional paid-in capital	57,587	57,503
Accumulated deficit	(60,952)	(59,103)

Total stockholders’ deficit	(2,568)	(803)

Total liabilities and stockholders’ deficit	$9,358	8,114

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues	$9,159	4,924	17,860	10,033

Costs and expenses:
Healthcare operating expenses	9,348	4,161	17,611	8,308
General and administrative expenses	931	790	2,012	1,585
Provision for (recovery of) doubtful accounts	2	4	(8)	(52)
Depreciation and amortization	38	22	76	43

	10,319	4,977	19,691	9,884

Operating (loss) income before items shown below	(1,160)	(53)	(1,831)	149

Other income (expense):
Gain from sale of available-for-sale securities	29	—	29	—
Loss from software development	—	(21)	—	(123)
Loss on impairment — investment in marketable securities	—	(17)	—	(17)
Interest income	48	29	72	54
Interest expense	(48)	(48)	(95)	(93)
Other non-operating income	—	10	—	10

Loss before income taxes	(1,131)	(100)	(1,825)	(20)
Income tax expense	14	35	24	49

Net loss attributable to common stockholders	(1,145)	(135)	(1,849)	(69)

Net loss per common share — basic and diluted	$(0.15)	(0.02)	(0.24)	(0.01)

Weighted average common shares outstanding:
Basic	7,703	5,892	7,692	5,875

Diluted	7,703	5,892	7,692	5,875

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,849)	(69)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	76	43
Asset writedown — eye care memberships	62	63
Asset write-off	3	—
Compensation expense — stock options issued	40	8
Loss from software development	—	123
Gain from sale of available-for-sale securities	(29)	—
Loss on impairment — investment in marketable securities	—	17
Non cash expense — stock issued	25	27
Amortization of deferred revenue	—	(4)

Changes in assets and liabilities:
Accounts receivable, net	62	(442)
Accounts receivable — managed care reinsurance contract	—	454
Other current assets and other non-current assets	288	250
Accounts payable and accrued liabilities	604	141
Accrued claims payable	2,437	(1,162)
Accrued reinsurance claims payable	10	(607)
Income taxes payable	(4)	16
Other liabilities	(19)	—

Net cash provided by (used in) continuing operations	1,706	(1,142)
Net cash used in discontinued operations	(20)	—

Net cash provided by (used in) continuing and discontinued operations	1,686	(1,142)

Cash flows from investing activities:
Net proceeds from sale of available-for-sale securities	30	—
Payment received on notes receivable	12	—
Additions to property and equipment, net	(46)	(28)

Net cash used in investing activities	(4)	(28)

Cash flows from financing activities:
Proceeds from the issuance of common stock	19	21
Repayment of debt	(28)	(32)

Net cash used in financing activities	(9)	(11)

Net increase (decrease) in cash and cash equivalents	1,673	(1,181)
Cash and cash equivalents at beginning of period	5,543	6,288

Cash and cash equivalents at end of period	$7,216	5,107

Supplemental disclosures of cash flow information:
Cash paid during the six-month period for:
Interest	$95	93

Income taxes	$30	32

Non-cash operating, financing and investing activities:
Property acquired under capital leases	$34	136

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 1 — Description of the Company’s Business and Basis of Presentation
     Comprehensive Care Corporation (the “Company” or “CompCare”) is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the “Company” include Comprehensive Behavioral Care, Inc. (“CBC”) and subsidiary corporations. The Company, primarily through its wholly owned subsidiary, CBC, provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. The Company manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The Company also provides prior and concurrent authorization for physician-prescribed psychotropic medications for a major Medicaid health maintenance organization (“HMO”) in Indiana and Michigan. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for its services includes both private and governmental entities. The Company’s services are provided primarily by unrelated vendors on a subcontract basis.
     The Company’s Board of Directors approved on May 21, 2007 a change in the Company’s fiscal year end from May 31 to December 31, effective December 31, 2006. The purpose of the change is to align the Company’s fiscal year end with that of Hythiam, Inc. to obtain reporting efficiencies and cost reductions. Hythiam purchased a majority, controlling interest in the Company through its purchase of Woodcliff Healthcare Investment Partners LLC (Woodcliff) in January 2007. In addition, a calendar year end will coincide with that of a new client that is estimated to provide approximately 41% of our annual revenues during the 2007 calendar year. The seven months ended December 31, 2006 was the Company’s transition period. The Company’s new fiscal year began January 1, 2007 and will end December 31, 2007.
Note 2 — Summary of Significant Accounting Policies
     The consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected during the balance of the fiscal year.
     The consolidated financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The consolidated balance sheet as of December 31, 2006 has been derived from the audited, consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. Notes to consolidated financial statements included in Form 10-K for the transition period ended December 31, 2006 are on file with the Securities and Exchange Commission (“SEC”) and provide additional disclosures and a further description of accounting policies.
Revenue Recognition
     The Company’s managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by the Company’s clients and the Company reviews member eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. Such agreements accounted for 96.9%, or $17.3 million, of revenue for the six months ended June 30, 2007 and 96.8%, or $9.7 million, of revenue for the six months ended June 30, 2006. The remaining balance of the Company’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

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
     On a quarterly basis, the Company performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide — Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended June 30, 2007, the Company’s review did not identify any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.
Income Taxes
     Under the asset and liability method of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in the consolidated statements of operations in the period that included the enactment. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 with no impact on its consolidated financial statements.
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
Stock Options
     The Company issues stock options to its employees and non-employee directors (“optionees”) allowing optionees to purchase the Company’s common stock pursuant to shareholder-approved stock option plans. The Company currently has two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants to the Company. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. Options for non-statutory stock options (“NSOs”) may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of June 30, 2007, under the 2002 Incentive Plan, there were 520,000 options available for grant and there were 440,000 options outstanding and exercisable. Additionally, as of June 30, 2007, under the 1995 Incentive Plan, there were 485,375 options outstanding and exercisable. Effective August 31, 2005, the 1995 Incentive Plan terminated such that there are no further options available for grant under this plan.
     The Company also has a non-qualified stock option plan for its outside directors (the “Directors’ Plan”). Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the last preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by the Company’s Compensation and Stock Option Committee. Upon joining the Board, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of the Company’s annual meeting. As of June 30, 2007, under the Directors’ Plan, there were 818,336 shares available for option grants and there were 83,332 options outstanding and exercisable.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation.

	Three
	Months	Six Months
(in thousands except for per share information)	Ended	Ended
	6/30/06	6/30/06

Net loss as reported	$(135)	(69)
Add:
Total stock-based employee compensation expense included in related net loss, net of related tax effects	8	8
Deduct:

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(63)	(138)

Pro forma net loss	$(190)	(199)

Loss per common share:
Basic — as reported	(0.02)	(0.01)

Diluted — as reported	(0.02)	(0.01)

Basic — pro forma	(0.03)	(0.03)

Diluted — pro forma	(0.03)	(0.03)

     A summary of activity throughout the quarter ended June 30, 2007 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
Options	Shares	Exercise Price	Term	Value
Outstanding at April 1, 2007	1,048,707	$1.35
Granted	—	—
Exercised	—	—
Forfeited or expired	(40,000)	$1.85

Outstanding at June 30, 2007	1,008,707	$1.33	4.95 years	—

Exercisable at June 30, 2007	1,008,707	$1.33	4.95 years	—
     The following table summarizes information about options granted, exercised, and vested for the three months and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Options granted	—	—	—	125,000
Weighted-average grant-date fair value ($)	—	—	—	1.43
Options exercised	—	26,333	37,500	26,333
Total intrinsic value of exercised options ($)	—	35,922	13,160	35,922
Fair value of vested options ($)	3,423	153,506	78,346	155,217

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     Stock options were granted to Board of Director members and certain employees during the six months ended June 30, 2006. No stock options were exercised during the three months ended June 30, 2007. A total of 37,500 options were exercised during the six months ended June 30, 2007. Total intrinsic value of exercised options during the six months ended June 30, 2007 was $13,160. Cash received from option exercise under all plans for the six months ended June 30, 2007 and 2006 was $19,000 and $21,000, respectively. For the three months and six months ended June 30, 2006, 26,333 options with a total intrinsic value of $35,922 were exercised. During the three months ended June 30, 2007, 40,000 stock options granted to one board of director member were cancelled due to the recipient’s resignation from the Board.
     At June 30, 2007, all stock options were vested. The Company recognized approximately $7,100 of tax benefits attributable to stock-based compensation expense recorded during the six months ended June 30, 2007. This benefit was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Volatility factor of the expected market price of the Company’s common stock	—	—	—	107.0%
Expected life (in years) of the options	—	—	—	5
Risk-free interest rate	—	—	—	4.61%
Dividend yield	—	—	—	0%
     The Company did not grant any stock options during the three months ended June 30, 2007 or 2006, nor the six months ended June 30, 2007.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(1,145)	(135)	(1,849)	(69)
Denominator:
Weighted average shares — basic	7,703	5,892	7,692	5,875
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average shares — diluted	7,703	5,892	7,692	5,875

Loss per share — basic and diluted	$(0.15)	(0.02)	(0.24)	(0.01)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, stock options, and warrants are as follows at June 30, 2007:

Convertible debentures(a)	15,051
Convertible preferred stock(b)	4,235,328
Outstanding stock options(c)	1,008,707
Outstanding warrants(d)	406,000
Possible future issuance under stock option plans	1,338,336

Total	7,003,422

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
Note 3 — Liquidity
     During the six months ended June 30, 2007, net cash provided by continuing and discontinued operations amounted to $1.7 million, primarily due to timing differences of monies received from the Company’s new major contract in Indiana that started January 1, 2007 and claims received for payment from providers related to this contract (see Note 5 — “Major Customers/Contracts”). Cash flows attributed to investing activities consist primarily of $46,000 in outflows for additions to property and equipment offset by $30,000 in cash provided by proceeds from available-for-sale securities. As of June 30, 2007, the Company had cash reserves of $7.2 million, a working capital deficit of $1.7 million and a stockholders’ deficit of $2.6 million. Management believes the Company has sufficient cash reserves to sustain current operations and to meet the Company’s current obligations.
Note 4 — Sources Of Revenue
     The Company’s revenue can be segregated into the following significant categories:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	6/30/07	6/30/06	6/30/07	6/30/06
Capitated contracts	$8,848	$4,762	$17,315	$9,714
Non-capitated contracts	311	162	545	319

Total	$9,159	$4,924	$17,860	$10,033

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
Note 5 — Major Customers/Contracts
(1) In January 2006, the Company received written notice from a Texas HMO client that the HMO had determined to establish its own behavioral health unit and therefore was canceling services provided by the Company effective May 31, 2006. The Company had served commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members under this contract, which accounted for approximately 22.1%, or $2.2 million of the Company’s operating revenues during the six months ended June 30, 2006. The HMO had been a client of the Company since November 1998.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
(2) In January 2007 the Company began providing behavioral health services to approximately 250,000 Indiana Medicaid recipients pursuant to a contract with an Indiana HMO. The contract accounted for approximately $7.5 million or 42.1% of revenues for the six months ended June 30, 2007, and is for an initial term of two years with subsequent extensions by mutual written agreement. Termination of the contract by either party may only be effected by reason of failure to perform that has not been corrected within agreed upon timeframes.
The Company’s contracts with its customers are typically for initial terms of one year with automatic annual extensions, unless either party terminates by giving the requisite notice. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice prior to the expiration of the then current terms.
Note 6 — Preferred Stock
     As of June 30, 2007, there were 4,340 remaining shares of preferred stock authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All outstanding shares were issued in June 2005 as a result of the sale of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds. The Series A Preferred Stock, acquired by Hythiam in January 2007, is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share. Hythiam has the right to designate the majority of the board of directors, has dividend and liquidation preferences, and anti-dilution protection. In addition, the Company needs Hythiam’s consent for a sale or merger involving a material portion of its assets or business, any single or series of related transactions exceeding $500,000, and prior to incurring any debt in excess of $200,000.
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
Note 7— Commitments and Contingencies
(1) The Company provided behavioral healthcare services to the members of a Connecticut HMO from 2001 to 2005 under a contract that provided that the Company would also receive funds directly from a state reinsurance program for the purpose of paying providers. At June 30, 2007, $2.5 million of reinsurance claims payable remains and is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by the Company. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, the Company may be required to remit the reinsurance funds back to the appropriate party. At June 30, 2007, management believes no further unpaid claims remain, but has not reduced the claims liability since the statutory limits have not expired relating to such claims.
(2) In connection with the Company’s new Indiana contract that started January 1, 2007, the Company is required to maintain a performance bond in the amount of $1,000,000. In addition, a $25,000 performance bond is maintained in relation to a Third Party Administrator license in Maryland.
(3) Related to the Company’s discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. The Company’s fiscal 1999 cost report, the final year the Company was required to file a cost report is being reviewed, in which case the intermediary may determine that additional amounts are due to or from Medicare. Management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
(5) On January 12, 2007, the members of Woodcliff sold their outstanding membership interests in Woodcliff to Hythiam. Following the change in membership interest of Woodcliff, three existing Company board members formerly nominated by Woodcliff resigned, and the Board of Directors appointed three new board members proposed by Hythiam. The acquisition by Hythiam of the Woodcliff membership interests constitutes a “change of control” pursuant to the terms of the Company’s employment agreement with its Chief Executive Officer (“CEO”), which would entitle the CEO to be paid a severance benefit equal to twenty-four months base salary totaling $410,000 if she elects to terminate, at her sole discretion, her employment at any time within one year following the change in control.
(6) Two class action lawsuits and a complaint have been filed against the Company in the Delaware Court of Chancery. Until the actions are withdrawn or settled, the Company may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees or other fees, the amounts of which are not presently known or reasonably estimable. See Part I, Item 3, “Legal Proceedings” for a description of these matters.
Note 8 — Related Party Transactions
     In August 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”), entered into a marketing agreement with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Two shareholders of HAN held membership interests in Woodcliff, the owner of a controlling interest in the Company. On January 12, 2007, the members of Woodcliff sold 100% of their outstanding membership interests in Woodcliff to Hythiam. For the three and six months ended June 30, 2007, CBC paid HAN $18,000 and $36,000, respectively, and $9,000 and $54,000, for the three and six months ended June 30, 2006, respectively.
     In February 2006, CBC entered into an agreement with Hythiam whereby CBC would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, CBC will pay Hythiam license and service fees for each enrollee who is treated. David Schuster, then a director, held the position of Vice President of Corporate Development for Hythiam during the period coinciding with the negotiation and initial term of the agreement. Mr. Schuster resigned as a director on June 25, 2007. As of June 30, 2007 there had been no material transactions resulting from this agreement. On January 12, 2007, Hythiam acquired a controlling interest in the Company.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
OVERVIEW
GENERAL
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
     We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to our clients’ members. Our arrangements with our clients fall into two broad categories: capitation arrangements, where our clients pay us a fixed fee per member, and fee-for-service and administrative service arrangements where we may manage behavioral healthcare programs or perform various managed care services. We derived 96.9% or $17.3 million of our revenues from capitation arrangements for the six months ended June 30, 2007. Under capitation arrangements, we receive premiums from our clients based on the number of covered members as reported to us by our clients. The amount of premiums we receive for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.
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
RECENT DEVELOPMENTS
     On January 12, 2007, Hythiam, Inc., a healthcare services management company focusing on solutions for those suffering from alcoholism and other substance dependencies, gained a majority, controlling interest in us by purchasing the membership interests of Woodcliff Healthcare Investment Partners, LLC, now a wholly owned subsidiary of Hythiam. Since February 2006, we have had a marketing agreement with Hythiam under which we have the right to offer its PROMETA® treatment programs as part of a disease management offering to our customers and other mutually agreed parties on an exclusive basis.
     Hythiam owns 1,739,130 shares of our common stock and 14,400 shares of our Series A Convertible Preferred Stock. The Preferred Stock is convertible into 4,235,328 shares of our common stock. Assuming conversion, Hythiam has the ability to control 5,974,458 shares or 50.05% of our common stock based on shares outstanding at August 6, 2007. Hythiam has dividend and liquidation preferences, anti-dilution protection, and the right to appoint a majority of our board of directors. In addition, we are required to obtain Hythiam’s consent for a sale or merger involving a material portion of our assets or business, and prior to entering into any single or series of related transactions exceeding $500,000 or incurring any debt in excess of $200,000. After Hythiam acquired Woodcliff, three of our existing board members resigned and our board appointed three new directors proposed by Hythiam.
     On January 18, 2007, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Hythiam, as amended on January 26, 2007, whereby we would merge with a newly formed, wholly-owned subsidiary of Hythiam, with CompCare surviving the merger as a wholly-owned subsidiary of Hythiam. Our board of directors approved the merger subject to approval by a majority interest of our stockholders. To complete the merger, Hythiam would acquire our remaining outstanding shares in exchange for Hythiam common stock. On January 23, 2007 and February 1, 2007, respectively, two stockholder class action lawsuits were filed in Delaware Chancery Court seeking to enjoin the proposed merger. See Part II, Item 1 “Legal Proceedings” for a discussion of these lawsuits.
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
     On July 19, 2007, we received from an existing client in Texas a notice of termination, which, if we are not successful in reinstating or obtaining an extension, will result in termination of our contract effective November 30, 2007. This client accounted for 8.6%, or $1.5 million, of our revenues for the six months ended June 30, 2007 and has been a customer since 1998.
     On August 1, 2007, we began providing behavioral healthcare services to approximately 23,000 Medicare members from an existing client in Pennsylvania. Such services are estimated to generate between $4.5 and $5.0 million in annual revenues.
Results of Operations
     For the six months ended June 30, 2007, we reported a net loss of $1.8 million, or $0.24 loss per share (basic and diluted). In comparison, we reported a net loss of $69,000, or $0.01 loss per share (basic and diluted), for the six months ended June 30, 2006.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     Our marketing efforts to sell the eye care memberships we acquired in November 2004 have not been successful. At May 31, 2006, we recorded a valuation reserve of 50%, or $62,500, to reduce the carrying value of the memberships to our best estimate of recoverable value. Our marketing efforts have continued during calendar 2007 but have yet to result in sales of the memberships. During the quarter ended June 30, 2007, a further valuation reserve was recorded to reduce the remaining carrying value to zero.
     The following tables summarize the Company’s operating results from continuing operations for the three and six months ended June 30, 2007 and 2006 (amounts in thousands):
The Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006:

	Three Months Ended
	June 30,
	2007	2006
Operating revenues:
Capitated contracts	$8,848	4,762
Non-capitated sources	311	162

Total operating revenues	9,159	4,924

Operating expenses:
Healthcare operating expenses:
Claims expense(1)	7,550	3,140
Other healthcare operating expenses(1)	1,798	1,021

Total healthcare operating expenses	9,348	4,161
General and administrative expenses	931	790
Bad Debt	2	4
Depreciation and amortization	38	22

Total operating expenses	10,319	4,977

Operating loss	$(1,160)	(53)

(1) Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
     Operating revenues from capitated contracts increased 85.8%, or approximately $4.1 million, to $8.8 million for the quarter ended June 30, 2007 compared to $4.7 million for the quarter ended June 30, 2006. The increase is primarily attributable to the addition of a new major client in Indiana, which accounted for $3.9 million, and a new client in Michigan, which accounted for approximately $219,000. Additional business from three existing customers in Michigan and Texas also increased revenues by approximately $851,000. This is offset by the loss of one major customer in Texas, which accounted for approximately $879,000 for the three months ending June 30, 2006. Revenue from non-capitated sources increased 92.0% or approximately $149,000, to $311,000 for the quarter ended June 30, 2007, compared to $162,000 for the quarter ended June 30, 2006. The increase is primarily due to additional business in Texas from an existing client.
     Claims expense on capitated contracts increased approximately $4.4 million or 140.4% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to higher capitated revenues. Claims expense as a percentage of capitated revenues increased from 65.9% for the three months ended June 30, 2006 to 85.3% for the three months ended June 30, 2007 due primarily to increased utilization of covered services by members of our new Indiana contract. Other healthcare expenses, attributable to servicing both capitated contracts and non-capitated contracts, increased 76.1%, or approximately $777,000 due primarily to workforce additions in response to the aforementioned increase in revenues in Indiana.
     General and administrative expenses increased by 17.8%, or approximately $141,000 for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. The increase in general and administrative expense is primarily attributable to recruitment fees paid in conjunction with the hiring of a new Chief Development Officer and fees for the audit of our December 31, 2006 financial statements due to our change in fiscal year. General and administrative expense as a percentage of operating revenue decreased from 16.0% for the quarter ended June 30, 2006 to 10.2% for the quarter ended June 30, 2007, due to higher operating revenues.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
The Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006:

	Six Months Ended
	June 30,
	2007	2006
Operating revenues:
Capitated contracts	$17,315	$9,714
Non-capitated sources	545	319

Total operating revenues	17,860	10,033

Operating expenses:
Healthcare operating expenses:
Claims expense(1)	14,464	6,305
Other healthcare operating expenses(1)	3,147	2,003

Total healthcare operating expense	17,611	8,308
General and administrative expenses	2,012	1,585
Recovery of doubtful accounts	(8)	(52)
Depreciation and amortization	76	43

Total operating expenses	19,691	9,884

Operating (loss) income	$(1,831)	$149

(1) Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
     Capitated contract revenues increased 78.2%, or approximately $7.6 million, to approximately $17.3 million for the six months ended June 30, 2007 compared to $9.7 million for the six months ended June 30, 2006. The increase is primarily attributable to the addition of a new major client in Indiana, which accounted for $7.5 million, and a new client in Michigan, which accounted for approximately $438,000. Additional business from four existing customers in Michigan, Maryland and Texas also increased revenues by approximately $2.1 million. This is offset by the loss of one major customer in Texas, which accounted for approximately $2.2 million for the six months ending June 30, 2006. Non-capitated revenue increased 70.8%, or approximately $226,000, to approximately $545,000 for the six months ended June 30, 2007, compared to approximately $319,000 for the six months ended June 30, 2006. The increase is primarily due to additional business in Texas from an existing client.
     Claims expense on capitated contracts increased approximately $8.2 million or 129.4% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to higher capitated revenues. Claims expense as a percentage of capitated revenues increased from 64.9% for the six months ended June 30, 2006 to 83.5% for the six months ended June 30, 2007 due primarily to increased utilization of covered services by members of our new Indiana contract. Other healthcare expenses, which are incurred to service both capitated and non-capitated contracts, increased approximately $1.1 million, or 57.1%, due primarily to workforce additions in response to the aforementioned increase in revenues in Indiana.
     General and administrative expenses increased by $427,000, or 26.9%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. The increase in general and administrative expense is primarily attributable to the expensing of prepaid fees paid to former directors following their resignation. Additionally, $135,000 of legal fee expense was incurred related to the proposed merger with Hythiam and with two class action lawsuits brought by two minority shareholders. General and administrative expense as a percentage of operating revenue decreased from 15.8% for the six months ended June 30, 2006 to 11.3% for the six months ended June 30, 2007.
Seasonality of Business
     Historically, we have experienced increased member utilization during the months of March, April and May, and consistently low utilization by members during the months of June, July, and August. Such variations in member utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the June through August period and a negative impact on our gross margins and operating profits during the months of March through May. Corresponding with historical patterns, we experienced higher utilization costs during the period March 2007 through May 2007. Utilization costs exceeding expectations and not

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
attributable to seasonality are addressed through a rate increase request to the applicable client. We may continue to experience increased utilization costs in subsequent periods.
Concentration of Risk
     For the six months ended June 30, 2007, 86.2% of our operating revenue was concentrated in contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. For the same period of the prior year, 86.4% of our operating revenue was concentrated in contracts with seven health plans. The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would negatively affect the financial condition of the Company.
Liquidity and Capital Resources
     During the six months ended June 30, 2007, our cash and cash equivalents increased by $1.7 million, primarily due to timing differences of monies received from our new Indiana contract that started January 1, 2007 and claims received for payment from our providers related to this contract. Cash flows attributed to investing activities consist primarily of $46,000 in outflows for additions to property and equipment offset by $30,000 in cash provided by proceeds from available-for-sale securities.
     For the six months ended June 30, 2006, our cash and cash equivalents decreased by $1.2 million due primarily to payment of claims following the end of a major Connecticut contract on December 31, 2005 and the termination of a major Texas contract on May 31, 2006. Cash used in investing activities amounted to $28,000 for additions to property and equipment.
     At June 30, 2007, cash and cash equivalents were approximately $7.2 million. Although we had a working capital deficit of $1.7 million and a stockholders’ deficit of $2.6 million at June 30, 2007, we expect positive net cash flow from new contracts that started January 1, 2007 and as a result, management believes we will have positive cash flow during 2007 and sufficient cash reserves to sustain current operations and to meet our current obligations.
     Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $5.2 million claims payable amount reported as of June 30, 2007.
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
     We believe our accounting policies specific to revenue recognition, accrued claims payable, premium deficiencies, goodwill, and stock compensation expense involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 1 — “Description of the Company’s Business and Basis Presentation” to the unaudited, consolidated financial statements).
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
     At June 30, 2007, the initial range of accrued claims payable was between $4.9 million and $5.3 million. Based on the information available, we determined our best estimate of the accrued claims liability to be $5.2 million. Approximately $2.2 million of the $5.2 million accrued claims payable balance at June 30, 2007 is attributable to our new major contract in Indiana that started January 1, 2007. As of June 30, 2007 we have accrued as claims expense approximately 97.6% of the revenue from this contract. Of this amount, seventy percent has been paid and thirty percent is included in our accrued claims payable balance at June 30, 2007. Due to limited historical claims payment data, we have estimated the IBNR for this contract primarily by using estimated completion factors based on authorization data.
     At December 31, 2006, the initial accrued claims payable range was between $2.6 and $2.9 million, and our best estimate was determined to be $2.7 million. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each fiscal quarter-end.
     Accrued claims payable at June 30, 2007 and December 31, 2006 comprises approximately $1.1 million and, $0.7 million, respectively, of submitted and approved claims, which had not yet been paid, and $4.1 million and, $2.0 million for IBNR claims, respectively.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
     A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at June 30, 2007, could increase our claims expense by approximately $84,000 and reduce our net results per share by $0.01 per share as illustrated in the table below:

Change in Healthcare Costs:
(Decrease)
(Decrease)	Increase
Increase	In Claims Expense
(5%)	($86,000)
5%	$84,000
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
     At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, we generally have the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, we will usually submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in the our favor. If a rate increase is not granted, we have the ability to terminate the contract and limit our risk to a short-term period.
     On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide — Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended June 30, 2007, we did not identify any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
Expected Volatility
We estimate the volatility of the share price by using historical data of our traded stock in combination with management’s expectation of the extent of fluctuation in future stock prices. We believe our historical volatility is more representative of future stock price volatility and as such it has been given greater weight in estimating future volatility.
Expected Term
A variety of factors are considered in determining the expected term of options granted. Options granted are grouped by their homogeneity, based on the optionees’ position, whether managerial or clerical, and length of service and turnover rate. Where possible, we analyze exercise and post-vesting termination behavior. For any group without sufficient information, we estimate the expected term of the options granted by averaging the vesting term and the contractual term of the options.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     On June 15, 2007, a complaint was filed against us by two stockholders in the Delaware Court of Chancery. The complaint seeks an order compelling us to deliver copies of requested books and records pursuant to Section 220 of the Delaware General Corporation Law. In addition, the complaint seeks payment of reasonable fees and expenses to the plaintiffs and such other further relief that the Court may deem just and proper. We filed an answer to the complaint on July 11, 2007, in which we contend that the demand made by the plaintiffs does not comply with the form and manner of making a demand for inspection under Section 220 that the plaintiffs failed to set forth or establish a proper purpose for inspection, and that the documents the plaintiffs seek to inspect are overly broad. We have offered to produce appropriate documents pursuant to a reasonable protective order, to which the plaintiffs have refused to agree.
     From time to time, we may be party to, and our property may be subject to, ordinary, routine litigation incidental to our business. Claims may exceed insurance policy limits and we may have exposure to a liability that is not covered by insurance. We are not aware of any such lawsuits that could have a material adverse impact on our consolidated financial statements.
Item 1A. Risk Factors
     The Risk Factors included in our Transition Report on Form 10-K for the seven months ended December 31, 2006 have not materially changed.
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

August 9, 2007

	By	/s/ MARY JANE JOHNSON

Mary Jane Johnson President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS

Robert J. Landis Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)