Form 10-Q
period 2007-09-30
COMPREHENSIVE CARE CORP
filed 2007-11-08
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
Commission File Number 001-09927
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2007, there were 7,702,766 shares of registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,999	5,543
Accounts receivable, less allowance for doubtful accounts of $6 and $6, respectively	113	163
Other current assets	448	793

Total current assets	7,560	6,499

Property and equipment, net	370	377
Note receivable	24	44
Goodwill, net	991	991
Other assets	146	203

Total assets	9,091	8,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	1,989	1,201
Accrued claims payable	5,547	2,746
Accrued reinsurance claims payable	2,526	2,516
Income taxes payable	61	50

Total current liabilities	10,123	6,513

Long-term liabilities:
Long-term debt	2,244	2,244
Other liabilities	141	160

Total long-term liabilities	2,385	2,404

Total liabilities	12,508	8,917

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; 14,400 issued	720	720
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 7,702,781 and 7,655,283, respectively	77	77
Additional paid-in capital	57,611	57,503
Accumulated deficit	(61,825)	(59,103)

Total stockholders’ deficit	(3,417)	(803)

Total liabilities and stockholders’ deficit	$9,091	8,114

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating revenues	$9,760	4,179	27,620	14,212

Costs and expenses:
Healthcare operating expenses	9,374	3,775	26,985	12,083
General and administrative expenses	1,201	790	3,213	2,375
Provision for (recovery of) doubtful accounts	4	(138)	(4)	(190)
Depreciation and amortization	38	23	114	66

	10,617	4,450	30,308	14,334

Operating loss before items shown below	(857)	(271)	(2,688)	(122)

Other income (expense):
Gain from sale of available-for-sale securities	—	—	29	—
Gain from sale of assets	3	—	3	—
Loss from software development	—	—	—	(123)
Loss on impairment — investment in marketable securities	—	—	—	(17)
Interest income	44	22	116	76
Interest expense	(48)	(49)	(143)	(142)
Other non-operating income	—	252	—	262

Loss before income taxes	(858)	(46)	(2,683)	(66)
Income tax expense	15	24	39	73

Net loss attributable to common stockholders	(873)	(70)	(2,722)	(139)

Net loss per common share — basic and diluted	$(0.11)	(0.01)	(0.35)	(0.02)

Weighted average common shares outstanding:

Basic	7,703	5,905	7,696	5,885

Diluted	7,703	5,905	7,696	5,885

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,722)	(139)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	114	66
Asset writedown — eye care memberships	62	63
Gain on sale of assets	(3)	—
Asset write-off	3	—
Compensation expense — stock options issued	63	31
Loss from software development	—	123
Gain from sale of available-for-sale securities	(29)	—
Loss on impairment — investment in marketable securities	—	17
Non cash expense — stock issued	30	37
Amortization of deferred revenue	—	(5)

Changes in assets and liabilities:
Accounts receivable, net	50	(186)
Accounts receivable — managed care reinsurance contract	—	454
Other current assets and other non-current assets	337	256
Accounts payable and accrued liabilities	805	178
Accrued claims payable	2,801	(1,389)
Accrued reinsurance claims payable	10	(617)
Income taxes payable	11	6
Other liabilities	(29)	38

Net cash provided by (used in) continuing operations	1,503	(1,067)
Net cash used in discontinued operations	(20)	—

Net cash provided by (used in) continuing and discontinued operations	1,483	(1,067)

Cash flows from investing activities:
Net proceeds from sale of available-for-sale securities	30	—
Net proceeds from sale of property and equipment	3	—
Payment received on notes receivable	18	4
Additions to property and equipment, net	(55)	(109)

Net cash used in investing activities	(4)	(105)

Cash flows from financing activities:
Proceeds from the issuance of common stock	19	21
Repayment of debt	(42)	(32)

Net cash used in financing activities	(23)	(11)

Net increase (decrease) in cash and cash equivalents	1,456	(1,183)
Cash and cash equivalents at beginning of period	5,543	6,288

Cash and cash equivalents at end of period	$6,999	5,105

Supplemental disclosures of cash flow information:
Cash paid during the nine-month period for:
Interest	$101	100

Income taxes	$30	66

Non-cash operating, financing and investing activities:
Property acquired under capital leases	$60	171

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 1 — Description of the Company’s Business and Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements for Comprehensive Care Corporation (referred to herein as the Company, CompCare, we, us or our) and its subsidiaries have been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent report on Form 10-K, from which the December 31, 2006 balance sheet has been derived.
Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary Comprehensive Behavioral Care, Inc. (CBC) and subsidiaries. The Company, primarily through CBC, provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. We manage the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The Company also provides prior and concurrent authorization for physician-prescribed psychotropic medications for a major Medicaid health maintenance organization (“HMO”) in Indiana and Michigan. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided primarily by unrelated vendors on a subcontract basis.
Our Board of Directors approved on May 21, 2007 a change in the Company’s fiscal year end from May 31 to December 31, effective December 31, 2006. The purpose of the change is to align the Company’s fiscal year end with that of Hythiam, Inc. to obtain reporting efficiencies and cost reductions. Hythiam purchased a majority, controlling interest in the Company through its purchase of Woodcliff Healthcare Investment Partners LLC (Woodcliff) in January 2007. The seven months ended December 31, 2006 was the Company’s transition period. The Company’s new fiscal year began January 1, 2007 and will end December 31, 2007.
Note 2 — Summary of Significant Accounting Policies
Revenue Recognition
Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we review member eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. Such agreements accounted for 97.0%, or $26.8 million, of revenue for the nine months ended September 30, 2007 and 96.6%, or $13.7 million, of revenue for the nine months ended September 30, 2006. The remaining balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.
Healthcare Expense Recognition
Healthcare operating expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported. See “Accrued Claims Payable” for a discussion of claims incurred but not yet reported. We contract with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive such services, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees. If all of these requirements are met, the claim is entered into our claims system for payment.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Accrued Claims Payable
The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (IBNR) to the Company. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.
Premium Deficiencies
We accrue losses under our capitated contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and management’s estimate of future cost increases.
At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, we generally have the ability to cancel the contract with 60 to 90 days written notice. Prior to cancellation, we will usually submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.
On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide — Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended September 30, 2007, we identified one loss contract and entered into negotiations to obtain a rate increase from the client. In addition, rates paid to some providers were adjusted to reduce healthcare costs. At September 30, 2007, management believes no contract loss reserve for future periods is necessary for this contract. Annual revenues from the contract are approximately $2.9 million.
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 with no impact on our consolidated financial statements.
On January 12, 2007, the sale of Woodcliff’s majority interest in the Company to Hythiam constituted a “change of ownership” under IRS Section 382 rules, which impose limitations on the ability to deduct prior period net operating losses on current federal tax returns. In the event that we have two or more ownership changes, Section 1.382-5(d) also describes a potential impact on the limitation for any losses attributable to the period preceding the earlier ownership change. We have determined that the latest change of ownership does not change the limitation of approximately $400,000 per year for net operating losses incurred prior to June 14, 2005, the date of the first change in control. Furthermore, our ability to use net operating losses incurred between June 15, 2005 and January 11, 2007 is limited to approximately $490,000 per year. Net operating losses for periods prior to June 15, 2005 and for the subsequent period of June 15, 2005 to January 11, 2007 may be deducted simultaneously subject to the applicable limitations. Any unused portion of such limitations can be carried forward to the following year. We may be subject to further limitation in the event that we issue or agree to issue substantial amounts of additional equity.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Stock Options
We issue stock options to our employees and non-employee directors allowing optionees to purchase the Company’s common stock pursuant to shareholder-approved stock option plans. We currently have two incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan, that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants. Grants issued under the plans may qualify as incentive stock options (ISOs) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of September 30, 2007, under the 2002 Incentive Plan, there were 500,000 options available for grant and there were 460,000 options outstanding, of which 440,000 are exercisable. Additionally, as of September 30, 2007, under the 1995 Incentive Plan, there were 485,375 options outstanding and exercisable. Effective August 31, 2005, the 1995 Incentive Plan terminated such that there are no further options available for grant under this plan.
We also have a non-qualified stock option plan for our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the last preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Director’s Compensation and Stock Option Committee. Upon joining the Board, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of the Company’s annual meeting. As of September 30, 2007, under the directors’ plan, there were 783,335 shares available for option grants and there were 118,333 options outstanding, of which 18,333 are exercisable.
Prior to June 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transitional Disclosure,” we elected to follow Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee stock options. Under APB 25, in the event that the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. Because all options granted under our employee stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net loss.
Effective June 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method, which requires companies to measure compensation cost for stock options issued to employees or non-employee directors at fair value on the grant date and recognize compensation cost over the service period for those options expected to vest. We use a Black-Scholes valuation model to determine the fair value of options on the grant date, which is the same model previously utilized for footnote disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation-Transitional Disclosure.” The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Nine Months
Ended
(in thousands except for per share information)	9/30/06

Net loss as reported	$(139)
Add:
Total stock-based employee compensation expense included in related net loss, net of related tax effects	31
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(161)

$(269)

Loss per common share:
Basic — as reported	(0.02)

Diluted — as reported	(0.02)

Basic — pro forma	(0.05)

Diluted — pro forma	(0.05)

A summary of activity throughout the quarter ended September 30, 2007 is as follows:

		Weighted-
		Average	Weighted-Average
		Exercise	Remaining	Aggregate
Options	Shares	Price	Contractual Term	Intrinsic Value
Outstanding at July 1, 2007	1,008,707	$1.33	4.95 years
Granted	120,000	$1.11
Exercised	—	—
Forfeited or expired	(64,999)	$1.68

Outstanding at September 30, 2007	1,063,708	$1.29	5.10 years	—

Exercisable at September 30, 2007	943,708	$1.31	4.51 years	—
The following table summarizes information about options granted, exercised, and vested for the three months and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Options granted	120,000	—	120,000	125,000
Weighted-average grant-date fair value ($)	0.79	—	0.79	1.43

Options exercised	—	—	37,500	26,333
Total intrinsic value of exercised options ($)	—	—	13,160	35,922

Fair value of vested options ($)	—	4,532	78,346	159,749
Stock options were granted to directors and employees during the three months and nine months ended September 30, 2007 and during the nine months ended September 30, 2006. No stock options were exercised during the three months ended September 30, 2007 and 2006. A total of 37,500 options were exercised during the nine months ended September 30, 2007. Total intrinsic value of exercised options during the nine months ended September 30, 2007 was $13,160. For the nine months ended September 30, 2006, 26,333 options with a total intrinsic value of $35,922 were exercised. Cash received from option exercise under all plans for the nine months ended September 30, 2007 and 2006 was $19,000 and $21,000, respectively. During the three months ended September 30, 2007, 64,999 stock options granted to directors expired unexercised.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
At September 30, 2007, there was $71,000 of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over the next nine months. The net tax benefit attributable to stock-based compensation recorded during the nine months ended September 30, 2007 was not material, and was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.
The following table lists the assumptions utilized in applying the Black-Scholes valuation model. We use historical data to estimate the expected term of the option. Expected volatility is based on the historical volatility of our traded stock. We did not declare dividends in the past nor do we expect to do so in the near future, and as such we assume no expected dividend. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Volatility factor of the expected market price of the Company’s common stock	110%	—	110%	107%
Expected life (in years) of the options	3.33	—	3.33	5.00
Risk-free interest rate	4.87%	—	4.87%	4.61%
Dividend yield	0%	—	0%	0%
We did not grant any stock options during the three months ended September 30, 2006.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net loss	$(873)	(70)	(2,722)	(139)
Denominator:
Weighted average shares — basic	7,703	5,905	7,696	5,885
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average shares — diluted	7,703	5,905	7,696	5,885

Loss per share — basic and diluted	$(0.11)	(0.01)	(0.35)	(0.02)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, stock options, and warrants are as follows at September 30, 2007:

Convertible debentures(a)	15,051
Convertible preferred stock(b)	4,235,328
Outstanding stock options(c)	1,063,708
Outstanding warrants(d)	406,000
Possible future issuance under stock option plans	1,283,335

Total	7,003,422

(a)	The debentures are convertible into 15,051 shares of common stock at a conversion price of $149.09 per share.

(b)	The Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share.

(c)	Options to purchase our common stock have been issued to employees and non-employee directors with exercise prices ranging from $.25 to $4.00.

(d)	Warrants to purchase our common stock have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging from $1.09 to $5.00.
Note 3 — Liquidity
During the nine months ended September 30, 2007, net cash provided by continuing and discontinued operations amounted to $1.5 million, primarily due to timing differences of monies received from our new contracts in Indiana and Pennsylvania, and claims paid to providers related to these contracts. Cash flows attributed to investing activities consist primarily of $55,000 in outflows for additions to property and equipment offset by $30,000 in cash provided by proceeds from sale of available-for-sale securities. As of September 30, 2007, we had cash reserves of $7.0 million, a working capital deficit of $2.6 million and a stockholders’ deficit of $3.4 million. Management believes we have sufficient cash reserves to sustain current operations and to meet our current obligations during the next twelve months.
Note 4 — Sources Of Revenue
Our revenue can be segregated into the following significant categories:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	9/30/07	9/30/06	9/30/07	9/30/06
Capitated contracts	$9,470	$4,012	$26,785	$13,727
Non-capitated contracts	290	167	835	485

Total	$9,760	$4,179	$27,620	$14,212

Capitated revenues include contracts under which we assume the financial risk for the costs of member behavioral healthcare services in exchange for a fixed, per member per month fee. For non-capitated contracts, we may manage behavioral healthcare programs or perform various managed care functions, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs.
Note 5 — Major Customers/Contracts
(1) In January 2006, we received written notice from a Texas HMO client that the HMO had determined to establish its own behavioral health unit and therefore was canceling services provided by us effective May 31, 2006. We had served commercial, Medicaid, and Children’s Health Insurance Program (“CHIP”) members under this contract, which accounted for approximately 15.6%, or $2.2 million of our operating revenues during the nine months ended September 30, 2006. The HMO had been a client since November 1998.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
(2) In January 2007 we began providing behavioral health services to approximately 250,000 Indiana Medicaid recipients pursuant to a contract with an Indiana HMO. The contract accounted for approximately $11.4 million or 41.2% of revenues for the nine months ended September 30, 2007, and is for an initial term of two years with subsequent extensions by mutual written agreement. Termination of the contract by either party may only be effected by reason of failure to perform that has not been corrected within agreed upon timeframes.
Our customer contracts are typically for initial terms of one year with automatic annual extensions, unless either party terminates by giving the requisite notice. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice prior to the expiration of the then current terms.
Note 6 — Preferred Stock
As of September 30, 2007, there were 4,340 remaining shares of preferred stock authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All outstanding shares were issued in June 2005 as a result of the sale of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds. The Series A Preferred Stock, acquired by Hythiam in January 2007, is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share. Hythiam has the right to designate the majority of our Board of Directors, has dividend and liquidation preferences, and anti-dilution protection. In addition, we need Hythiam’s consent for a sale or merger involving a material portion of our assets or business, any single or series of related transactions exceeding $500,000, and prior to incurring any debt in excess of $200,000.
We are authorized to issue shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series.
Note 7— Commitments and Contingencies
(1) We provided behavioral healthcare services to the members of a Connecticut HMO from 2001 to 2005 under a contract that provided that we would also receive funds directly from a state reinsurance program for the purpose of paying providers. At September 30, 2007, $2.5 million of reinsurance claims payable remains and is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by us. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, we may be required to remit the reinsurance funds back to the appropriate party. At September 30, 2007, management believes no further unpaid claims remain, but has not reduced the claims liability since the statutory limits have not expired relating to such claims.
(2) In connection with our new Indiana contract that started January 1, 2007, we are required to maintain a performance bond in the amount of $1 million. In addition, a $25,000 performance bond is maintained in relation to a Third Party Administrator license in Maryland.
(3) Related to our discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Our fiscal 1999 cost report, the final year the Company was required to file a cost report, is being reviewed in which case the intermediary may determine that additional amounts are due to or from Medicare. Management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.
(4) We have insurance for a broad range of risks as it relates to our business operations. We maintain managed care errors and omissions, professional and general liability coverage. These policies are written on a claims-made basis and are subject to a $100,000 per claim self-insured retention. The managed care errors and omissions and professional liability policies include limits of liability of $1 million per claim and $3 million in the aggregate. The general liability has a limit of liability of $5 million per claim and $5 million in the aggregate. We are responsible for claims within the self-insured retentions or if the policy limits are exceeded. Management is not aware of any claims that could have a material adverse impact on our consolidated financial statements.
(5) Two class action lawsuits and a complaint have been filed against us in Delaware Court of Chancery. Until the actions are withdrawn or settled, we may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees or other fees, the amounts of which are not presently known or reasonably estimable. See Part II, Item 1, “Legal Proceedings” for a description of these matters.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 8 — Related Party Transactions
In August 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc. (CBC), entered into a marketing agreement with Health Alliance Network, Inc. (HAN) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Two shareholders of HAN held membership interests in Woodcliff, the owner of a controlling interest in the Company. On January 12, 2007, the members of Woodcliff sold 100% of their outstanding membership interests in Woodcliff to Hythiam. For the three and nine months ended September 30, 2007, CBC paid HAN consulting fees of $12,000 and $48,000, respectively, and for the three and nine months ended September 30, 2006, $9,000 and $63,000, respectively.
In February 2006, CBC entered into an agreement with Hythiam whereby CBC would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, CBC will pay Hythiam license and service fees for each enrollee who is treated. David Schuster, then a director, held the position of Vice President of Corporate Development for Hythiam during the period coinciding with the negotiation and initial term of the agreement, but he did not participate in the negotiations. As of September 30, 2007 there have been no material transactions resulting from this agreement. On January 12, 2007, Hythiam acquired a controlling interest in the Company, and on June 25, 2007, Mr. Schuster resigned as a director.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, statements concerning our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, our ability to achieve expected results from new business, the profitability of our capitated contracts, cost of care, seasonality, our ability to obtain additional financing, and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of CompCare appearing elsewhere herein.
OVERVIEW
GENERAL
We are a Delaware corporation organized in 1969. Unless the context otherwise requires, all references to us include our wholly owned operating subsidiary, Comprehensive Behavioral Care, Inc. (CBC) and subsidiary corporations.
Primarily through CBC, we provide managed care services in the behavioral health and psychiatric fields, which is our only operating segment. We coordinate and manage the delivery of a continuum of psychiatric and substance abuse services to:
•	Commercial members

•	Medicare members

•	Medicaid members

•	Children’s Health Insurance Program (CHIP) members

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to our clients’ members. Our arrangements with our clients fall into two broad categories: capitation arrangements, where our clients pay us a fixed fee per member, and fee-for-service and administrative service arrangements where we may manage behavioral healthcare programs or perform various managed care services. We derived 97.0% or $26.8 million of our revenues from capitation arrangements for the nine months ended September 30, 2007. Under capitation arrangements, we receive premiums from our clients based on the number of covered members as reported to us by our clients. The amount of premiums we receive for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.
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
RECENT DEVELOPMENTS
On January 12, 2007, Hythiam, Inc., a healthcare services management company focusing on solutions for those suffering from alcoholism and other substance dependencies, gained a majority, controlling interest in us by purchasing the membership interests of Woodcliff, now a wholly owned subsidiary of Hythiam. Since February 2006, we have had a marketing agreement with Hythiam under which we have the right to offer its PROMETA® treatment programs as part of a disease management offering to our customers and other mutually agreed parties on an exclusive basis.
Hythiam owns 1,739,130 shares of our common stock and 14,400 shares of our Series A Convertible Preferred Stock. The Preferred Stock is convertible into 4,235,328 shares of our common stock. Assuming conversion, Hythiam has the ability to control 5,974,458 shares or 50.05% of our common stock based on shares outstanding at November 5, 2007. Hythiam has dividend and liquidation preferences, anti-dilution protection, and the right to appoint a majority of our board of directors. In addition, we are required to obtain Hythiam’s consent for a sale or merger involving a material portion of our assets or business, and prior to entering into any single or series of related transactions exceeding $500,000 or incurring any debt in excess of $200,000. After Hythiam acquired Woodcliff, three of our existing board members resigned and our board appointed three new directors proposed by Hythiam.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
On May 21, 2007, our Board of Directors approved a change in our fiscal year end from May 31 to December 31, effective December 31, 2006, to align our fiscal year end with that of Hythiam to obtain reporting efficiencies and cost reductions. The seven months ended December 31, 2006 is our transition period and our new fiscal year began January 1, 2007 and will end December 31, 2007.
On July 19, 2007, we received from an existing client in Texas a notice of termination, which will result in termination of our contract effective November 30, 2007. This client accounted for 8.3%, or $2.3 million, of our revenues for the nine months ended September 30, 2007 and has been a customer since 1998.
We began providing behavioral healthcare services to approximately 23,000 Medicare members of an existing client in Pennsylvania on August 1, 2007. Such services are estimated to generate between $4.5 and $5.0 million in annual revenues.
One of our existing commercial health plan clients in Indiana has decided to exit the group health plan business. Beginning January 1, 2008 and throughout the remainder of 2008, this health plan will not be renewing any of its existing customer contracts, as all of their members are being transitioned to other health plans. This health plan accounted for approximately 5.1%, or $1.4 million, of our revenues for the nine months ended September 30, 2007.
We have entered into negotiations with our major Indiana HMO client to obtain a rate increase to offset higher than expected costs of utilization. We have been verbally informed that an increase will be granted effective January 1, 2008. The amount of the rate increase is yet to be determined at this time.
Our Chief Executive Officer, Mary Jane Johnson, has advised us of her resignation effective December 14, 2007. She will take an early retirement for health reasons. Her resignation falls within one year of the January 12, 2007 change in ownership of the Company, which according to her employment agreement entitles her to a severance benefit of two years salary. The Board of Directors is currently conducting a search for a new Chief Executive Officer.
Results of Operations
For the nine months ended September 30, 2007, we reported a net loss of $2.7 million, or $0.35 loss per share (basic and diluted). In comparison, we reported a net loss of $139,000, or $0.02 loss per share (basic and diluted), for the nine months ended September 30, 2006.
The following tables summarize the Company’s operating results from continuing operations for the three and nine months ended September 30, 2007 and 2006 (amounts in thousands):

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
The Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006:

	Three Months Ended
	September 30,
	2007	2006

Operating revenues:
Capitated contracts	$9,470	4,012
Non-capitated sources	290	167

Total operating revenues	9,760	4,179

Operating expenses:
Healthcare operating expenses:
Claims expense(1)	7,700	2,925
Other healthcare operating expenses(1)	1,674	850

Total healthcare operating expenses	9,374	3,775

General and administrative expenses	1,201	790
Provision for (recovery of) doubtful accounts	4	(138)
Depreciation and amortization	38	23

Total operating expenses	10,617	4,450

Operating loss	$(857)	(271)

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
Operating revenues from capitated contracts increased 136.0%, or approximately $5.5 million, to $9.5 million for the three months ended September 30, 2007 compared to $4.0 million for the three months ended September 30, 2006. The increase is primarily attributable to the addition of a new major client in Indiana, which accounted for $3.9 million in revenue. Additional business from five existing customers in Pennsylvania, Maryland, Michigan and Texas also increased revenues, accounting for approximately $1.5 million. Revenue from non-capitated sources increased 73.7% or approximately $123,000, to $290,000 for the three months ended September 30, 2007, compared to $167,000 for the three months ended September 30, 2006. The increase is primarily due to additional business from an existing client in Texas.
Claims expense on capitated contracts increased approximately $4.8 million or 163.2% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to higher capitated revenues. Claims expense as a percentage of capitated revenues increased from 72.9% for the three months ended September 30, 2006 to 81.3% for the three months ended September 30, 2007 due primarily to increased utilization of covered services by members of our new Indiana contract. Other healthcare expenses, attributable to servicing both capitated contracts and non-capitated contracts, increased 96.9%, or approximately $824,000 due primarily to workforce additions in response to the aforementioned increase in revenues in Indiana.
General and administrative expenses increased by 52.0%, or approximately $411,000 for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. The increase in general and administrative expense is primarily attributable to the recognition of $416,000 in severance costs incurred as a result of the retirement of the Company’s CEO, who is due a payment equal to two years salary upon resignation within one year following a change of ownership of the Company. General and administrative expense as a percentage of operating revenue decreased from 18.9% for the three months ended September 30, 2006 to 12.3% for the three months ended September 30, 2007, due to higher operating revenues.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
The Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006:

	Nine Months Ended
	September 30,
	2007	2006
Operating revenues:
Capitated contracts	$26,785	13,727
Non-capitated sources	835	485

Total operating revenues	27,620	14,212

Operating expenses:
Healthcare operating expenses:
Claims expense(1)	22,165	9,230
Other healthcare operating expenses(1)	4,820	2,853

Total healthcare operating expense	26,985	12,083

General and administrative expenses	3,213	2,375
Recovery of doubtful accounts	(4)	(190)
Depreciation and amortization	114	66

Total operating expenses	30,308	14,334

Operating loss	$(2,688)	(122)

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
Capitated contract revenues increased 95.1%, or approximately $13.1 million, to $26.8 million for the nine months ended September 30, 2007 compared to $13.7 million for the nine months ended September 30, 2006. The increase is primarily attributable to the addition of a new major client in Indiana, which accounted for $11.4 million of revenue. Additional business from five existing customers in Michigan, Pennsylvania, Maryland and Texas also increased revenues, accounting for approximately $3.8 million. This was offset by the loss of one major customer in Texas, which accounted for approximately $2.2 million for the nine months ending September 30, 2006. Non-capitated revenue increased 72.2%, or approximately $350,000, to $835,000 for the nine months ended September 30, 2007, compared to $485,000 for the nine months ended September 30, 2006. The increase is primarily due to additional business in Texas from an existing client.
Claims expense on capitated contracts increased approximately $12.9 million or 140.1% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to higher capitated revenues. Claims expense as a percentage of capitated revenues increased from 67.2% for the nine months ended September 30, 2006 to 82.8% for the nine months ended September 30, 2007 due primarily to increased utilization of covered services by members of our new Indiana contract. Other healthcare expenses, which are incurred to service both capitated and non-capitated contracts, increased approximately $2.0 million, or 68.9%, due primarily to workforce additions in response to the aforementioned increase in revenues in Indiana.
General and administrative expenses increased by $838,000, or 35.3%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase in general and administrative expense is primarily attributable to the recognition of $416,000 in severance costs incurred as a result of the retirement of the Company’s CEO, who is due a payment equal to two years salary upon resignation within one year following a change of ownership of the Company. The increase is also attributable to the expensing of $167,000 of prepaid fees paid to directors following their resignations, and $156,000 of legal fees incurred related to the proposed merger with Hythiam and two class action lawsuits brought by two minority shareholders. General and administrative expense as a percentage of operating revenue decreased from 16.7% for the nine months ended September 30, 2006 to 11.6% for the nine months ended September 30, 2007.

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
Concentration of Risk
For the nine months ended September 30, 2007, 86.7% of our operating revenue was concentrated in contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. For the same period of the prior year, 85.1% of our operating revenue was concentrated in contracts with seven health plans. The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would negatively affect our financial condition.
Liquidity and Capital Resources
During the nine months ended September 30, 2007, our cash and cash equivalents increased by $1.5 million, primarily due to timing differences of monies received from our new Indiana and Pennsylvania contracts, and claims paid to our providers related to these contracts. Cash flows attributed to investing activities consist primarily of $55,000 in outflows for additions to property and equipment offset by $30,000 in cash provided by proceeds from sale of available-for-sale securities.
For the nine months ended September 30, 2006, our cash and cash equivalents decreased by $1.2 million due primarily to payment of claims following the end of a major Connecticut contract on December 31, 2005 and the termination of a major Texas contract on May 31, 2006. Cash used in investing activities amounted to $109,000 for additions to property and equipment.
At September 30, 2007, cash and cash equivalents were approximately $7.0 million. Although we had a working capital deficit of $2.6 million and a stockholders’ deficit of $3.4 million at September 30, 2007, we expect positive net cash flow from new contracts that started January 1, 2007 and August 1, 2007, and as a result, management believes we will have positive cash flow during 2007 and sufficient cash reserves to sustain current operations and to meet our current obligations.
Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $5.5 million claims payable amount reported as of September 30, 2007.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments to develop the amounts reflected and disclosed in the consolidated financial statements, most notably our estimate for claims incurred but not yet reported (IBNR). On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
We believe our accounting policies specific to revenue recognition, accrued claims payable, premium deficiencies, goodwill, and stock compensation expense involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 1 — “Description of the Company’s Business and Basis of Presentation” to the unaudited, consolidated financial statements).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
At September 30, 2007, the range of accrued claims payable was between $5.2 million and $5.5 million. Based on the information available, we determined our best estimate of the accrued claims liability to be $5.5 million. Approximately $2.8 million of the $5.5 million accrued claims payable balance at September 30, 2007 is attributable to one new major contract in Indiana that started January 1, 2007 and additional new business from our existing contract in Pennsylvania that started August 1, 2007. As of September 30, 2007 we have accrued as claims expense approximately 95.4% of the revenue from this new Indiana contract and approximately 94.8% of the revenue from additional new business in Pennsylvania. Eighty percent of claims expense related to this new Indiana contract and 11% of claims expense attributable to new business in Pennsylvania has been paid. Due to limited historical claims payment data, we have estimated the IBNR for these contracts primarily by using estimated completion factors based on authorization data.
At December 31, 2006, the initial accrued claims payable range was between $2.6 and $2.9 million, and our best estimate was determined to be $2.7 million. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each quarter-end.
Accrued claims payable at September 30, 2007 and December 31, 2006 comprises approximately $0.8 million and, $0.7 million, respectively, of submitted and approved claims, which had not yet been paid, and $4.7 million and, $2.0 million for IBNR claims, respectively.

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
A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at September 30, 2007, could increase our claims expense by approximately $220,000 and reduce our net results per share by $0.03 per share as illustrated in the table below:

Change in Healthcare Costs:
(Decrease)
(Decrease)	Increase
Increase	In Claims Expense

(5%)	($223,000)
5%	$220,000
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
At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, we generally have the ability to cancel the contract with 60 to 90 days written notice. Prior to cancellation, we will usually submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in the our favor. If a rate increase is not granted, we have the ability to terminate the contract and limit our risk to a short-term period.
On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide — Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended September 30, 2007, we identified one loss contract and entered into negotiations to obtain a rate increase from the client. In addition, we adjusted our rates paid to some providers to reduce healthcare costs. At September 30, 2007, we believe no contract loss reserve for future periods is necessary for this contract. Annual revenues from the contract are approximately $2.9 million.
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
Legal Proceedings
From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We and nine current and former board members were named as defendants in two class action lawsuits filed by two shareholders on January 23, 2007 and February 1, 2007, respectively. In the similar complaints, filed in the Chancery Court of Delaware, the plaintiffs seek permanent injunctive and other equitable relief to prevent Hythiam from acquiring 49.95% of our outstanding common shares that it does not currently own (either directly or through its wholly owned subsidiary, Woodcliff) from the remaining minority shareholders. The plaintiffs allege that the consideration proposed to the minority shareholders by Hythiam is inadequate, through coercive means, without fair process and through material misleading information.
On May 25, 2007, we mutually terminated the Agreement and Plan of Merger. The plaintiffs’ counsel has acknowledged that the lawsuits are now moot and has agreed to dismiss them, but has not yet done so. On August 30, 2007, the Plaintiffs filed a motion to dismiss their case without prejudice, with the court reserving jurisdiction for their fee application. On October 10, 2007, we requested that the court dismiss the case with prejudice, and not allow legal fees to be awarded to the plaintiff’s counsel.
Because we maintain directors’ and officers’ liability insurance coverage, subject to a $100,000 per claim self insured retention, the aforementioned matter is expected not to have a material impact on our financial condition.
On June 15, 2007, a complaint was filed against us by two stockholders in the Delaware Court of Chancery. The complaint seeks an order compelling us to deliver copies of requested books and records pursuant to Section 220 of the Delaware General Corporation Law. In addition, the complaint seeks payment of reasonable fees and expenses to the plaintiffs and such other further relief that the Court may deem just and proper. We filed an answer to the complaint on July 11, 2007, in which we contend that the demand made by the plaintiffs does not comply with the form and manner of making a demand for inspection under Section 220 that the plaintiffs failed to set forth or establish a proper purpose for inspection, and that the documents the plaintiffs seek to inspect are overly broad. We have offered to produce appropriate documents pursuant to a reasonable protective order, to which the plaintiffs have refused to agree. A trial date has been set for January 15, 2008.
Item 1A. Risk Factors
The Risk Factors included in our Transition Report on Form 10-K for the seven months ended December 31, 2006 have not materially changed.
Item 5. Other Information
Our Chief Executive Officer, Mary Jane Johnson, has advised us of her resignation effective December 14, 2007. She will take an early retirement for health reasons. Her resignation falls within one year of the January 12, 2007 change in ownership of the Company, which according to her employment agreement entitles her to a severance benefit of two years salary. The Board of Directors is currently conducting a search for a new Chief Executive Officer.
Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

November 8, 2007
	By	/s/ MARY JANE JOHNSON

Mary Jane Johnson
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS

Robert J. Landis
Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002