Form 10-K
period 2007-12-31
COMPREHENSIVE CARE CORP
filed 2008-03-17
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the calendar year ended December 31, 2007

Commission File Number 1-9927

COMPREHENSIVE CARE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	95-2594724
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3405 W. Dr. Martin Luther King, Jr. Blvd, Suite 101

Tampa, Florida 33607

(Address of principal executive offices, zip code)

(813) 288-4808

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, Par Value $0.01 per share

7 1/2 % Convertible Subordinated Debentures due 2010

(Title of class)

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 29, 2007 was approximately $5,417,000 based on the closing price of $1.12 of the common stock on June 29, 2007, as reported on the Over-The-Counter Bulletin Board. This amount excludes approximately 2.9 million shares of common stock held by officers, directors, and persons owning 5% or more of our outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 11, 2008, the Registrant had 7,702,766 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this annual report and in our other reports, Securities and Exchange Commission (SEC) filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements, and presentations. These risks and uncertainties include the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, the profitability of our capitated contracts, cost of care, seasonality, our ability to renegotiate or extend expiring customer contracts, the risk that any definitive agreements or additional business will result from letters of intent entered into by us, and other risks detailed from time to time in our SEC reports.

OVERVIEW

We are a Delaware corporation organized in 1969. Unless the context otherwise requires, all references to us include our wholly owned operating subsidiary, Comprehensive Behavioral Care, Inc. (CBC) and subsidiaries.

Primarily through CBC, we provide managed care services in the behavioral health and psychiatric fields, which is our only operating segment. We coordinate and manage the delivery of a continuum of psychiatric and substance abuse services to:

•	Commercial members

•	Medicare members

•	Medicaid members

•	Children’s Health Insurance Program (CHIP) members

on behalf of:

•	employers

•	health plans

•	government organizations

•	third-party claims administrators

•	commercial purchasers

•	other group purchasers of behavioral healthcare services.

Our customer base includes both private and governmental entities. We provide services primarily by a contracted network of providers that includes:

•	psychiatrists

•	psychologists

•	therapists

•	other licensed healthcare professionals

•	psychiatric hospitals

•	general medical facilities with psychiatric beds

•	residential treatment centers

•	other treatment facilities.

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

We typically enter into contracts with our clients on an annual basis to provide managed behavioral healthcare and substance abuse services to our clients’ members. Our arrangements with our clients fall into two broad categories:

•	capitation arrangements, where our clients pay us a fixed fee per member

•	fee-for-service and administrative service arrangements where we manage behavioral healthcare programs or perform various managed care services.

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

The following table sets forth our operating revenue and covered lives, segregated by category, for the year ended December 31, 2007, the seven months ended December 31, 2006, and for the fiscal years ended May 31, 2006, 2005, and 2004:

	Year Ended December 31,	Seven Months Ended December 31,	Fiscal Year Ended May 31,
	2007	2006	2006	2005	2004
Capitated revenue	$36,295,000	$9,829,000	$23,044,000	$22,062,000	$23,580,000
% of total revenues	97.0%	95.3%	96.2%	90.2%	85.5%
Member lives	933,000	664,000	654,000	681,000	700,000

Non-capitated revenue	$1,105,000	$486,000	$912,000	$2,411,000	$4,003,000
% of total revenues	3.0%	4.7%	3.8%	9.8%	14.5%
Member lives	92,000	99,000	86,000	245,000	370,000

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

We also provide prior and concurrent authorization for physician-prescribed psychotropic medications for a Medicaid health maintenance organization (“HMO”) in Michigan. Members are generally directed to us by their employer, health plan, or physician and receive an initial authorization for an assessment. Based upon the physician’s initial assessment, a treatment plan is established for the member.

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

RECENT DEVELOPMENTS

On January 4, 2008 we announced the appointment of John M. Hill as our new President and Chief Executive Officer, replacing Mary Jane Johnson, who resigned for health reasons effective December 14, 2007.

In January 2008, our Pennsylvania and Maryland Medicare Advantage health plan client, representing $5.5 million, or 14.7%, of our total revenue during 2007, issued a Request for Proposal (“RFP”) for management of behavioral healthcare services for its Pennsylvania, Maryland, and Texas regions. We submitted a bid to retain our current business from this client as well as attempt to contract for the Texas membership. Our client intends to select a finalist in March 2008 with an effective date of July 1, 2008 for a new agreement. We do not expect to be selected as a finalist and accordingly the majority of the revenues under this contract are expected to end during the third quarter of 2008.

One of our existing commercial health plan clients in Indiana has decided to exit the group health plan business. Beginning January 1, 2008 and throughout the remainder of 2008, this health plan will not be renewing any of its existing customer contracts, as all of their members are being transitioned to other health plans. This health plan accounted for approximately 5.0%, or $1.9 million, of our revenues for the year ended December 31, 2007.

On August 1, 2007, we began providing behavioral healthcare services to approximately 23,000 Medicare members from an existing client in Pennsylvania. Such services are estimated to generate between $4.5 and $5.0 million in annual revenues.

On July 19, 2007, we received from an existing client in Texas a notice of termination which resulted in termination of our contract effective November 30, 2007. This client accounted for 7.6%, or $2.8 million, of our revenues for the year ended December 31, 2007 and had been a customer since 1998.

On January 12, 2007 Hythiam, Inc. acquired all of the membership interests of Woodcliff Healthcare Investment Partners, LLC (Woodcliff), which is now a wholly owned subsidiary of Hythiam. Through Woodcliff, Hythiam owns 1,739,130 shares of our common stock and 14,400 shares of our Series A Convertible Preferred Stock. The Preferred Stock is convertible into 4,235,328 shares of our common stock, and assuming conversion, Hythiam has the ability to control 5,974,458 shares or 50.05% of our common stock based upon shares outstanding at March 11, 2008.

On May 21, 2007, our Board of Directors approved a change in our fiscal year end from May 31 to December 31, effective December 31, 2006, to align our fiscal year end with that of Hythiam to obtain reporting efficiencies and cost reductions. In addition, a calendar year end coincides with that of our major Indiana client, which accounted for approximately 40.2% of our revenues during 2007. The seven months ended December 31, 2006 was our transition period for financial reporting purposes.

SOURCES OF REVENUE

We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs who have historically carved out these functions to managed behavioral healthcare organizations like us. We generally receive a negotiated amount on a per member, per month or capitated basis in exchange for providing these services. We then contract directly with behavioral healthcare providers who receive a pre-determined, fee-for-service rate or case rate. Our behavioral healthcare providers include:

•	psychiatrists

•	psychologists

•	therapists

•	other licensed healthcare professionals

•	hospitals.

As of December 31, 2007, we had approximately 3,500 behavioral healthcare practitioners in our network who are primarily located in the seven states in which we have principal contracts:

•	Indiana

•	Florida

•	Michigan

•	Texas

•	Pennsylvania

•	Maryland

•	California.

Under such full-risk capitation arrangements, our profit is a function of utilization and the amount of claims payments made to our network providers. We perform periodic reviews of our current client contracts to determine profitability. In the event a contract is not profitable, we may seek to revise the terms of the contract or to terminate the agreement in accordance with the specific contract terms.

For the year ended December 31, 2007, we provided services under capitated arrangements for commercial, Medicaid, and CHIP patients in Texas; commercial, Medicaid, and Medicare patients in Florida; commercial patients in Georgia, Alabama, and Indiana; Medicare patients in the District of Columbia, Maryland, Connecticut and Pennsylvania; and Medicaid patients in California, Michigan, and Indiana. Our Medicare, Medicaid and CHIP contracts are subject to agreements with our HMO clients whose contracts with the various governmental agencies may be subject to renegotiation at the election of the specific agency.

Over seventy-five percent of our operating revenue is currently concentrated, and has been concentrated in past fiscal periods, in contracts with six to eight health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, would negatively affect our financial condition.

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

We provide our core product, carve-out behavioral healthcare management, to health plans, government entities, employers and other entities. In addition, the Medicare market is growing rapidly with new Medicare Advantage Plans being approved by the Centers for Medicare and Medicaid Services (CMS). Persons over the age of 65 and younger persons who are deemed disabled are eligible to receive Medicare benefits. The shifting demographics of the U.S. population signal increasing Medicare enrollment as the baby boom generation ages. According to the U.S. government, Medicare expenditures are projected to double over the next decade to a cost of approximately $863 billion in the year 2016. Mental health expertise is critical to successful management of healthcare costs, and of particular importance to managing the care of Medicare populations.

We are continuing to work with Hythiam to provide the Prometa® Treatment Programs for alcoholism and dependence to cocaine and methamphetamine for our Substance Abuse product offering and to develop disease management programs.

PROVIDER NETWORK

Our managed behavioral healthcare services are provided by contracted providers, including behavioral healthcare professionals and facilities. Our behavioral healthcare professionals include a variety of specialized behavioral healthcare personnel, such as:

•	psychiatrists

•	psychologists

•	therapists

•	licensed clinical social workers

•	substance abuse counselors

•	other licensed healthcare professionals.

The facilities we provide our services to include:

•	psychiatric hospitals

•	general medical facilities with psychiatric beds

•	residential treatment facilities

•	other treatment facilities.

Outpatient providers include both individual practitioners as well as individuals who are members of group practices or other licensed centers or programs. Outpatient providers typically execute contracts with us under which they are generally paid on a fee-for-service basis.

Our provider network also includes contractual arrangements with intensive outpatient facilities, partial hospitalization facilities, community health centers and other community-based facilities. Our contracts with facilities are on a per diem or fee-for-service basis and, in some cases, on a “case rate” basis, whereby a fixed amount is paid irrespective of the amount of services provided.

COMPETITION

The behavioral healthcare industry is very competitive and provides products and services that are price sensitive. We believe that there are approximately 150 managed behavioral healthcare organizations (“MBHOs”) providing services for an estimated 227 million covered lives in the United States. Competitors include both freestanding MBHOs as well as HMOs with internal behavioral health units or subsidiaries. Many of these competitors have revenues, financial resources, and membership substantially larger than ours. The extent of competition results in significant pricing pressures which limits our revenue growth. Accordingly, we expect our future growth to come mainly from additional contracts in different segments.

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

GOVERNMENT REGULATION

We are subject to extensive and evolving state and federal regulations relating to the nation’s mental health system, as well as changes in Medicaid and Medicare reimbursement that could have an effect on our profitability. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably among states. As a result, we may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services. We hold licenses or certificates to perform utilization review and/or third party administrator (“TPA”) services in:

•	Connecticut

•	Florida

•	Georgia

•	Indiana

•	Maryland

•	Michigan

•	Pennsylvania

•	Texas.

Some of the services provided by our managed behavioral healthcare subsidiaries may be subject to such licensing requirements in other states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that we will qualify to obtain or renew such licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans that retain ultimate financial responsibility have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in certain states. If the regulatory positions of these states were to change, our business could be materially affected until such time as we meet the regulatory requirements. We cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

As of December 31, 2007, we managed approximately 913,000 lives in connection with behavioral and substance abuse services covered through Medicaid and CHIP programs in Texas, Medicare and Medicaid in Florida, Medicaid in California, Michigan and Indiana, and Medicare in Maryland and Pennsylvania. Any changes in Medicare, Medicaid or CHIP funding would ultimately affect our reimbursement and overall profitability.

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

ACCREDITATION

The National Committee on Quality Assurance (“NCQA”) provides information about the quality of national managed care plans to enable consumers to evaluate health plan performance. To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, NCQA has developed an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators, and consumers. The Standards for Accreditation of MBHOs used by NCQA reviewers to evaluate an MBHO address the following areas: quality improvement; utilization management; credentialing; members’ rights and responsibilities; and preventative care. These standards validate that an MBHO is founded on principles of quality and is continuously improving the clinical care and services it provides. NCQA utilizes the Health Plan Employer Data and Information Set (“HEDIS”), which is a core set of performance measurements developed to respond to complex but clearly defined employer needs as standards for patient care and customer satisfaction.

In May 2005 we were awarded Full Accreditation by NCQA extending to July 22, 2008. Full Accreditation is granted for a period of three years to those plans that have, according to the NCQA, excellent programs for continuous quality improvement and that meet NCQA’s rigorous standards.

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

MANAGEMENT INFORMATION SYSTEMS

All of our health plan information technology and systems operate on a single platform. This approach avoids the costs associated with maintaining multiple systems and improves productivity. The open architecture of the systems gives us the ability to transfer data from other systems thereby facilitating the integration of new health plan business. We use our information system for claims processing, utilization management, reporting, cost trending, planning, and analysis. The system also supports member and provider service functions, including:

•	enrollment

•	member eligibility verification

•	provider rosters

•	claims status inquiries

•	referrals and authorizations.

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

MARKETING AND SALES

Our Marketing and Sales efforts are led by our Chief Development Officer. In addition, we utilize Health Alliance Network for consultation and direct sales to commercial, Medicaid and Medicare prospective clients. We also recently entered into a sales referral and cooperative marketing relationship with Adaptis, Inc., which offers integrated business process solutions for health payers. We will continue to dedicate necessary resources to expand sales staff and marketing efforts.

Sales strategy focuses on matching our solutions to the needs identified by our potential clients. Sales are highly technical and complex, involving many stakeholders within an organization. The sales cycle is typically 12-18 months. Sales leads may be generated by our Business Development staff, our operations staff, consultants, cold calls, prior business relationships, or recommendations from existing clients. We attend trade shows within geographic areas in which we conduct business and reach out to contacts known to us, our consultants and our investors. Proposals in response to RFPs from prospective commercial and public sector clients are prepared by our sales staff and presented by our Chief Development Officer. In addition, we maintain permanent marketing outreach through our website, www.compcare.com.

ADMINISTRATION AND EMPLOYEES

Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and member service functions. Provider management, account management, and certain clinical and utilization management functions are also performed in our Texas and Indiana offices. At December 31, 2007 we employed 92 full-time and 8 part-time employees.

AVAILABLE INFORMATION

Our stockholder website is www.compcare-shareholders.com. We make available free of charge, through a link to the SEC Internet site, our annual, quarterly, and current reports, and any amendments to these reports, as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4, and 5. Information contained on our website or linked through our website is not part of this report on Form 10-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

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

You should carefully consider and evaluate all of the information in this report, including the risk factors listed below. Risks and uncertainties in addition to those we describe below, that may not be presently known to us, or that we currently believe are immaterial, may also harm our business and operations. If any of these risks occurs, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this report.

Risks related to our business

We may not be able to accurately predict utilization of our full-risk contracts, which could result in contracts priced at levels insufficient to ensure profitability.

Managed care operations are at risk for costs incurred to provide agreed upon levels of service. Failure to anticipate or control costs could have material, adverse effects on our business. A very large percentage of our services are provided on a full-risk capitation basis which exposes us to significant risk that contracts negotiated and entered into may ultimately be unprofitable if utilization levels require us to provide services at a cost in excess of the capitation rates we receive for the services. The population we began managing in 2007 for our large Indiana client had not been subject to managed care previously and consequently there was little historical utilization data upon which to base initial pricing. Actual utilization experience has been greater than initial estimates, resulting in higher claim costs and lower profit margins. Failure to manage our costs or achieve anticipated cost reductions in populations brought under management will have an adverse effect on our financial results.

Because providers are responsible for claims submission, the timing of which is uncertain, we must estimate the amount of claims incurred but not reported, and actual results may differ materially.

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

Many of our contracts contain provisions stating that if our clients are assessed penalties or fines by a regulatory agency due to our noncompliance with a contractual requirement, we will be responsible for paying the assessed fine or penalty. Though to date, no material fines have been assessed under such provisions, any future fines would have a negative impact on our results of operations.

A failure of our information systems would significantly impair our ability to serve our customers and manage our business.

An effective and secure information system, available at all times, is vital to our health plan customers and their members. We depend on our computer systems for significant service and management functions, such as providing membership verification, monitoring utilization, processing provider claims, and providing regulatory data and other client and managerial reports. Although our computer and communications hardware is protected by physical and software safeguards, it is still vulnerable to computer viruses, fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have 100% redundancy for all of our computer and telecommunications facilities. A catastrophic event could have a significant negative effect on our business, results of operations, and financial condition.

We also depend on a third party provider of application services for our core business application. Any sustained disruption in their services to us would have a material effect on our business.

We are subject to intense competition that may prevent us from gaining new customers or pricing our contracts at levels to achieve sufficient gross margins to ensure profitability.

We are continually pursuing new business. However, many of our competitors are significantly larger and better capitalized than us, and the smaller size and financial condition of our company has proved a deterrent to some prospective customers. Additionally, we will likely have difficulty in matching the financial resources expended on marketing characteristic of our competitors. As a result, we may not be able to successfully compete in our industry. Our major competitors include Magellan Health Services, United Behavioral Health, ValueOptions, and APS Healthcare.

We may require additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.

We cannot assure you that our existing cash and cash equivalents will be sufficient to fund our business. We expect to obtain these funds from operating activities and financing activities that may include equity or debt financings, which could dilute stockholder ownership. We cannot provide assurance that additional funding will be available on acceptable terms, if at all. If we are unable to obtain sufficient additional funds on commercially acceptable terms, we may suffer an adverse impact on our business, financial condition and results of operations.

Our ability to utilize net operating loss carryforwards (“NOLs”) may be limited.

As of December 31, 2007, we had net operating loss carryforwards (“NOLs”) of approximately $ 7.7 million for federal income tax purposes that will begin to expire in 2022. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

We underwent such an ownership change in each of June 2005 and January 2007. Any future ownership changes can impose the application of another Section 382 limitation on our federal NOLs and can reduce the amount of NOLs we can utilize in a year if the fair market value of our stock were to decline significantly prior to an ownership change. Such an event may have an adverse impact on our anticipated future cash flow.

Our sales cycle is long, which complicates our ability to predict our growth.

The sales and implementation process for our services is lengthy and requires our potential clients to commit time and other resources. Our sales cycle is unpredictable and has generally ranged from 12 to 18 months from our initial contact to an executed contract. Accordingly, it may be difficult to replace lost business quickly.

We are dependent on a limited number of customers, and a loss or reduction in business of any one could have a material adverse effect on our working capital and results of operations.

For the year ended December 31, 2007, we provided behavioral healthcare services to the members of six health plans under contracts that on a combined basis represented over eighty percent of our operating revenue. The loss of one or more of these clients, unless replaced by new business would negatively affect our financial condition. In the past, we have experienced the loss of certain major customers, such as our large Connecticut client in 2005 and major Texas clients in 2006 and 2007. We experienced lower operating margins and profitability overall as a result. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice.

We are subject to existing clients issuing a RFP for the management of behavioral services currently being managed by us.

Our clients are aware of the highly competitive nature of our industry, and our contracts with them frequently contain provisions allowing termination of the contract by either party without cause with 90 days written notice. Consequently our clients may request from us and any of our competitors an RFP for behavioral services currently managed by us, putting us at risk of losing a client or clients. For example, during 2007 a major Texas client issued a RFP prior to the end of our contract. We submitted a proposal but were not chosen to continue services, resulting in a significant reduction in revenue. In addition, certain administrative and overhead costs continued to be incurred past the termination date.

We are dependent on our executive officers and other key employees.

Our operations are highly dependent on the efforts of our senior executive officers, in particular, our President and Chief Executive Officer, John M. Hill, and our Chief Financial Officer, Robert J. Landis. Each executive is employed pursuant to an employment agreement or offer letter, the remaining terms of which are three years for Mr. Hill and 17 months for Mr. Landis. The loss of their leadership, knowledge and experience could negatively impact our operations.

We may be unsuccessful in profitably managing our new Indiana Medicaid contract, and may not be able to meet specific performance measures that would allow us to receive an increase in the rate.

We may be unsuccessful in managing our new Indiana Medicaid contract that started January 1, 2007, which provided over 40% of our operating revenues in 2007. Providing services under a new contract for populations at risk that have not been managed before exposes us to the risk it may be unprofitable. There is a limited historical basis for the actuarial assumptions about the utilization of benefits by members covered under this new managed care behavioral program, and premiums based on these assumptions may be insufficient to cover the benefits provided and we may be unable to obtain offsetting rate increases. Contract premiums were set based on anticipated significant savings and a high degree of utilization management, which may cause disagreements with providers, diverting management resources and having an adverse impact on our financial results. Claims expense as a percentage of revenues for this contract amounted to 99.5% for the year ended December 31, 2007.

We are negotiating with this client to obtain a rate increase to offset the higher than expected costs of utilization. We believe that an increase will be granted effective January 1, 2008, provided we comply with monthly performance measures. Although we believe that we will meet these standards, any failure to comply with one or more of the measurement criteria will reduce our anticipated cash flow and profitability from this contract.

We may be unsuccessful in obtaining performance bonds or other security that is required by our existing or future clients, and consequently may lose clients.

Our new Indiana client requires us to maintain a performance bond in the amount of $1,000,000. In addition, certain of our other customers may require restricted cash accounts or other security with respect to our obligations to pay IBNR claims and claims not yet processed and paid. Due to our small size and financial condition, we may be unable to provide the security required by our client. This could result in the loss of a client or clients which would negatively affect our financial condition.

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

We may be unsuccessful in renewing our NCQA accreditation and may lose customers who require such accreditation.

NCQA accreditation is required by several of our client contracts and is an important consideration to our prospective clients. CompCare is periodically evaluated by NCQA to validate the Company’s adherence to NCQA industry-accepted standards covering operational areas such as preventative care, utilization management, credentialing, member rights and responsibilities, and quality improvement. Maintaining these quality standards and the NCQA accreditation are important considerations of our customers and prospective clients who are evaluated against similar standards. If we are not successful in renewing our NCQA accreditation, this could result in the loss of a client or clients which would negatively affect our financial condition.

Claims brought against us may exceed our insurance coverage.

We maintain a program of insurance coverage against a broad range of risks related to our business. As part of this program of insurance, we are subject to certain deductibles and self-insured retentions. Our insurance may not be sufficient to cover all judgements, settlements or costs relating to future claims, suits or complaints. Upon expiration of our insurance policies, sufficient insurance may not be available on favorable terms, if at all. If we are unable to secure adequate insurance in the future, this may have a material adverse effect on our profitability and financial condition.

Risks related to our industry

Our existing and potential managed care clients operate in a highly competitive environment and may be subject to a higher rate of merger, acquisition and regulation than in other industries.

We typically contract with small to medium sized HMOs which may be adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. Our clients may also determine to manage the behavioral healthcare benefits “in house” and, as a result, discontinue contracting with us. Additionally, our clients may be acquired by larger HMOs, in which case there can be no assurance that the acquiring company would renew our contract.

Many managed care companies, including nine of our existing clients, provide services to groups covered by Medicare, Medicaid and/or CHIP programs. Such federal and state controlled programs are susceptible to annual changes in reimbursement rates and eligibility requirements that could ultimately affect companies such as CompCare.

As of December 31, 2007, we managed approximately 900,000 lives in connection with behavioral and substance abuse services covered through Medicaid and CHIP programs in Texas, Medicare and Medicaid in Florida, Medicaid in California, Michigan and Indiana, and Medicare in Maryland and Pennsylvania. Any changes in Medicare, Medicaid and/or CHIP reimbursement could ultimately affect us through contract bidding and cost structures with the health plans first impacted by such changes. We have limited experience with Medicare members and the various Medicare regulations. If we are unable to adapt to the differing needs of our Medicare members and the Medicare regulations, we may be unsuccessful in managing this line of business.

Temporary reductions in state funding have previously had a negative impact on us, and if implemented in the future, could have a material, adverse impact on our operations. In addition, states in which we operate may pass legislation that would reduce our revenue or increase our claims expense through changes in the reimbursement rates, changes in the benefit covered, or in the number of eligible participants. We may be unable to reduce our costs to a level that would allow us to maintain current gross margins specific to our Medicare, Medicaid and CHIP programs.

The industry is subject to extensive state and federal regulations, as well as diverse licensure requirements varying by state. Changes in regulations could affect the profitability of our contracts or our ability to retain clients or to gain new customers.

We are required to hold licenses or certificates to perform utilization review and/or TPA services in Connecticut, Florida, Georgia, Indiana, Maryland, Michigan, Pennsylvania, and Texas. Additional utilization review or TPA licenses may be required in the future, and we may not qualify to obtain new licenses or renew existing licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, our business could be materially affected until such time as we are able to meet the regulatory requirements, if at all. Additionally, some states may determine to contract directly with companies such as ours for managed behavioral healthcare services in which case they may also require us to maintain financial reserves or net worth requirements that we may not be able to meet. Currently, we cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

Healthcare reform can significantly reduce our revenues and profitability.

The U.S. Congress and certain state legislatures are considering legislation that, among other things, could limit funding to our clients. We cannot predict the effect of this legislation or other legislation that may be adopted by Congress or by the states. Such legislation, if implemented, could have an adverse effect on us.

We are subject to federal statutes prohibiting false claims.

The Federal False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. While we do not directly provide services to beneficiaries of federally funded health programs and, accordingly, do not submit claims to the federal government, we do provide services to health plans that could become involved with false claims, which could include allegations against us as well.

Failure to adequately comply with HIPAA may result in penalties and loss of revenues.

We are subject to the requirements of HIPAA. The purpose of HIPAA is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and to protect the security and privacy of protected health information. We have implemented policies and practices to achieve compliance with HIPAA, and believe we are fully compliant with all HIPAA regulations. However, any lack of compliance with HIPAA regulations may result in penalties and have a material adverse effect on our ability to retain our customers or to gain new business.

The managed care industry is subject to class action lawsuits and claims for professional liability that could that could increase our expenditures and have an adverse effect on our profitability and financial condition.

In recent years the managed care industry has been subject to a greater number of lawsuits and claims of professional liability alleging negligence in performing utilization review and other managed care activities, and in the denial of payment for services. Such incidents may result in professional negligence or other claims against us causing us to incur fees and expend substantial resources in defense of such actions. Although we maintain professional liability insurance, there can be no assurance that future claims will not have material effect on our profitability and financial position.

Risks related to our common and preferred stock

Our Series A Preferred Shareholder is able to exercise substantial or decisive influence over our major corporate decisions.

In June 2005, Woodcliff purchased 14,400 shares of our Series A Convertible Preferred Shares, which have the right to designate a majority of the members of our Board of Directors, and are convertible into 4,235,328 common shares, which when combined on an “as-converted” basis with 1,739,130 common shares purchased by Woodcliff in October 2006, results in beneficial ownership of capital stock representing approximately 50.05% of our voting power as of December 31, 2007. Hythiam acquired Woodcliff’s interest in January 2007. As a result, holders of our common stock are subject to the following risks, among others:

•	Hythiam can exercise decisive influence over the election of directors;

•	Hythiam can exercise decisive influence over major decisions involving us and our assets; and

•	Hythiam may have interests that differ from those of our other stockholders.

Our Series A Preferred Shareholder has significant rights and preferences over the holders of our common stock.

The holder of our Series A Preferred Shares is entitled to receive dividends when declared by our Board of Directors. The payment of these dividends will take priority over any payment of dividends on our common stock. The holder of our Series A Shares will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up. The aggregate amount of that senior claim is approximately $3.6 million, which represents the Series A Preferred shareholder investment in us as of December 31, 2007 and will increase thereafter if such preferred stock accrues dividends and if we issue additional shares of such preferred stock to Hythiam pursuant to the terms of the Securities Purchase Agreement for the Series A Preferred Shares. There have been no dividends declared or paid by us to our Series A Preferred shareholder.

The holder of our Series A Preferred Shares has other rights and preferences, including the following:

•	to convert its preferred stock into an increased number of shares of common stock as a result of antidilution adjustments;

•	to vote together with the holders of our common stock on an “as-converted” basis on all matters;

•	to designate representatives to appoint a majority of our Board of Directors:

•	to prevent the creation and issuance of capital stock with rights equal to or superior to those of the Series A Shares;

•	prior consent for a sale or merger including a material portion of our assets or business; and

•	prior consent before entering into any single or series of related transactions exceeding $500,000 or incurring any debt in excess of $200,000.

These rights and preferences could adversely affect our ability to finance future operations, satisfy capital needs or engage in other business activities that may be in our interest.

The price of our common stock may be adversely affected by our small public capitalization and investors may lose money if they invest in our stock.

The size of our public market capitalization is relatively small, and the volume of our shares that are traded is low. These factors could cause significant fluctuation in the trading of our stock, which may adversely affect the price of our common stock.

We may experience fluctuations in our quarterly operating results, which would cause our stock price to decline.

Our quarterly operating results have varied in the past and may fluctuate significantly in the future due to seasonal changes in utilization levels, changes in estimates regarding IBNR claims, the timing of implementation of new contracts, and enrollment changes. These factors may affect our quarterly and annual net revenue, expenses, and profitability in the future, and consequently we may fail to meet market expectations, causing our stock price to decline.

Shares reserved for future issuance upon the conversion of outstanding shares of our Series A Convertible Preferred Stock and upon the exercise of issued options and warrants will cause dilution to our common stockholders.

As of December 31, 2007, 4,235,328 shares of our common stock were reserved for Series A Convertible Preferred Stock, 1,476,375 shares for outstanding options and warrants, and 15,051 shares for our convertible debenture. Our stockholders would experience dilution of their investment upon conversion or exercise of these securities.

Our stock is a “penny stock” which makes it more difficult for us to raise needed funds, and for our stockholders to sell their shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently approximately $0.60 per share, which is substantially less than the $5.00 per share threshold. This designation requires any broker or dealer selling these securities to disclose specified information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of stockholders to sell their shares. In addition, since our common stock is currently not traded on any stock exchange, but instead is only quoted on the Over-The-Counter Bulletin Board, stockholders may find it difficult to obtain accurate quotations for our common stock and may experience a lack of buyers to purchase our shares or a lack of market makers to support the stock price.

There may be ongoing legal challenges to our relationship with Hythiam, which could adversely affect our results of operations.

On May 25, 2007, we entered into a Termination Agreement with Hythiam terminating the proposed merger with Hythiam. Two shareholder class action lawsuits challenging the merger have been dismissed, but plaintiffs’ requests for attorney fees remain pending. There are potential legal and economic risks associated with terminating the merger agreement and continuing with our ongoing relationship with Hythiam, including challenges from public minority shareholders concerning the procedural and financial fairness of our existing agreements, and any future agreements or arrangement between us. Current or future litigation may be expensive and time consuming, and may impede or restrict our ability to operate effectively, which could negatively impact our results of operations.

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

We do not own any real property. We lease our corporate office and regional offices. The following table sets forth certain information regarding our leased properties as of December 31, 2007. The Texas lease is a full service lease under which we bear only those costs of operations and property taxes exceeding the base-year expenses. The Florida lease is a sublease for which the monthly base rent covers all services and property taxes. We believe our current office space is suitable and adequate to meet our existing needs and that additional facilities will be available for lease to meet our future needs.

Name and Location	Lease Expires	Monthly Base Rent (in Dollars)
Corporate Headquarters, Regional, Administrative, and Other Offices
Tampa, Florida, Corporate Headquarters	2008	$21,114
Grand Prairie, Texas	2008	3,086
Indianapolis, Indiana	(1)	2,200

(1)	Beginning in November 2006, and in connection with a contract that started January 1, 2007 to service approximately 250,000 members of an Indiana health plan, we have rented office space within the Indianapolis offices of the client at the rate of $2,200 per month. We expect to rent such space, which is not subject to a written lease agreement, for a time period at least equivalent to the initial two-year term of the contract.

ITEM 3.	LEGAL PROCEEDINGS

We and nine current and former board members were named as defendants in two class action lawsuits filed by two shareholders on January 23, 2007 and February 1, 2007, respectively. In the similar complaints, filed in the Chancery Court of Delaware, the plaintiffs sought permanent injunctive and other equitable relief to prevent Hythiam from acquiring 49.95% of our outstanding common shares that it does not currently own (either directly or through its wholly owned subsidiary, Woodcliff) from the remaining minority shareholders. The plaintiffs alleged that the consideration being proposed to the minority shareholders by Hythiam was inadequate, through coercive means, without fair process and through material misleading information.

On May 25, 2007, we mutually terminated the Agreement and Plan of Merger. The lawsuits have now been dismissed as moot, but requests for attorney fees by plaintiffs remain pending.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information – Our common stock is traded on the Over-The-Counter Bulletin Board under the symbol CHCR. The following table sets forth the range of high and low bid quotations for the common stock, as reported by the OTCBB, for the fiscal quarters indicated. The market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

		Price
		HIGH	LOW
Year 2007	FIRST QUARTER	$2.00	0.79
(January 1, 2007 to December 31, 2007)	SECOND QUARTER	1.20	0.70
	THIRD QUARTER	1.30	0.88
	FOURTH QUARTER	1.00	0.46

Transition Period	FIRST QUARTER	$2.45	1.73
(June 1, 2006 to December 31, 2006)	SECOND QUARTER	2.25	1.80
	DECEMBER	2.05	1.80

Fiscal Year 2006	FIRST QUARTER	$2.50	1.50
(June 1, 2005 to May 31, 2006)	SECOND QUARTER	2.10	1.25
	THIRD QUARTER	1.65	1.10
	FOURTH QUARTER	2.55	1.40

(b)	Holders – As of March 11, 2008, we had 1,107 holders of record of our common stock.

(c)	Dividends – We did not pay any cash dividends on our common stock during the year ended December 31, 2007, the seven months ended December 31, 2006 or during the 2006 and 2005 fiscal years and do not contemplate the initiation of payment of any cash dividends in the foreseeable future. The holders of record of our Series A Shares are entitled to receive dividends in preference to the holders of our common stock and any of our equity securities ranking junior to our Series A Shares, when and if declared by our Board. If declared, holders of our Series A Shares will receive dividends in an amount equal to the amount that would have been payable had the Series A Shares been converted into shares of our common stock immediately prior to the declaration of such dividend. No dividends shall be authorized, declared, paid or set apart for payment on any class or series of the Company’s stock ranking, as to dividends, on a parity with or junior to the Series A Shares for any period unless full cumulative dividends have been, or contemporaneously are, authorized, declared, paid or set apart in trust for such payment on the Series A Shares. In addition, as long as a majority of the 14,400 shares of our Series A Shares are outstanding, we cannot declare or pay any dividend or other distribution with respect to any equity securities without the affirmative vote of holders of at least 50% of the outstanding shares of Series A Shares.

(d)	The equity compensation plan information contained in Item 12 of Part III of this Annual Report is incorporated herein by reference.

(e)	Performance Graph – Not applicable. This annual report on Form 10-K does not precede or accompany a proxy or information statement relating to an annual meeting of security holders at which directors are to be elected (or special meeting or written consents in lieu of such meeting).

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Prior to fiscal 1993, we principally engaged in the ownership, operation, and management of psychiatric and substance abuse programs in Company owned, leased, or unaffiliated hospitals. During fiscal 1999, we completed our plan to dispose of our hospital business segment. Fiscal 2004 results include a $387,000 charge related to such discontinued operations.

Fiscal 2003 results include a $7.7 million, non-operating gain related to a settlement with the Internal Revenue Service (“IRS”). Additionally, fiscal 2003 results include a $470,000 gain included in discontinued operations related to the settlement of one matter covering our fiscal years 1983 through 1986 involving Medi-Cal reimbursements paid to Brea Neuropsychiatric Hospital, a facility we owned until its disposal in fiscal year 1991.

The selected consolidated financial data that follows should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

	Year Ended December 31,	Seven Months Ended December 31,	Fiscal Year Ended May 31,
	2007	2006	2006	2005	2004	2003
	(Amounts in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Operating revenues	$37,400	$10,315	$23,956	$24,473	$27,583	$32,104
Costs and expenses:
Healthcare operating expenses	36,790	9,713	20,562	21,298	24,178	29,201
General and administrative expenses	4,032	1,767	3,316	3,078	3,385	3,459
(Recovery of) provision for doubtful accounts	(4)	(136)	(88)	(4)	(7)	20
Depreciation and amortization	154	62	87	96	107	195

	40,972	11,406	23,877	24,468	27,663	32,875

Operating (loss) income from continuing operations before items shown below	(3,572)	(1,091)	79	5	(80)	(771)
Other income (expenses):
Net gain on IRS settlement	—	—	—	—	—	7,717
Loss in connection with prepayment of note receivable	—	—	—	—	(20)	—
Loss from software development	—	—	(123)	—	—	—
Loss on impairment of investment	—	—	(17)	(118)	—	—
Gain from sale of available-for-sale securities	29	—	—	—	—	—
Gain from property insurance claim	—	17	—	—	—	—
Gain on sale of assets	3	2	—	—	—	4
Loss on sale of assets	—	—	—	—	—	(5)
Other non operating income, net	192	254	66	88	1	34
Interest income	147	58	78	15	26	47
Interest expense	(190)	(113)	(186)	(206)	(215)	(181)

(Loss) income from continuing operations before income taxes	(3,391)	(873)	(103)	(216)	(288)	6,845
Income tax expense	72	43	78	52	102	20

(Loss) income from continuing operations	(3,463)	(916)	(181)	(268)	(390)	6,825
(Loss) income from discontinued operations	—	(20)	—	—	(387)	633

Net (loss) income attributable to common stockholders	$(3,463)	$(936)	$(181)	$(268)	$(777)	$7,458

(Loss) income per common share - basic:
(Loss) income from continuing operations	$(0.45)	$(0.14)	$(0.03)	$(0.05)	$(0.09)	$1.75
(Loss) income from discontinued operations	—	(0.01)	—	—	(0.09)	0.16

Net (loss) income	$(0.45)	$(0.15)	$(0.03)	$(0.05)	$(0.18)	$1.91

(Loss) income per common share - diluted:
(Loss) income from continuing operations	$(0.45)	$(0.14)	$(0.03)	$(0.05)	$(0.09)	$1.57
(Loss) income from discontinued operations	—	(0.01)	—	—	(0.09)	0.15

Net (loss) income	$(0.45)	$(0.15)	$(0.03)	$(0.05)	$(0.18)	$1.72

BALANCE SHEET DATA:
Working capital (deficit)	$(721)	$2,502	$120	$(3,589)	$(4,098)	$(4,447)
Total assets	8,232	8,114	8,182	6,448	6,225	6,379
Total long-term debt and capital lease obligations	2,403	2,402	2,432	2,375	2,364	2,298
Stockholders’ deficit	$(4,132)	$(803)	$(743)	$(4,117)	$(4,725)	$(4,990)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes forward-looking statements, the realization of which may be impacted by certain important factors discussed previously under Item 1A “Risk Factors — Important Factors Related to Forward-Looking Statements and Associated Risks.”

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

The following table sets forth our operating income (loss) for the years ended December 31, 2007 and 2006, the seven months ended December 31, 2006 and the fiscal years ended May 31, 2006 and 2005 (amounts in thousands):

	Year Ended December 31,		Seven Months Ended December 31,		Fiscal Year Ended May 31,
	2007	2006	2006	2005	2006	2005
		(unaudited)		(unaudited)
Operating revenues:
Capitated contracts	$36,295	$18,255	$9,829	$14,618	$23,044	$22,062
Non-capitated sources	1,105	749	486	649	912	2,411

Total operating revenues	37,400	19,004	10,315	15,267	23,956	24,473

Operating expenses:
Healthcare operating expenses:
Claims expense (1)	30,315	13,005	7,575	10,820	16,250	16,379
Other healthcare operating expenses (1)	6,475	3,856	2,138	2,594	4,312	4,919

Total healthcare operating expenses	36,790	16,861	9,713	13,414	20,562	21,298
General and administrative expenses	4,032	3,124	1,767	1,959	3,316	3,078
Recovery of doubtful accounts	(4)	(188)	(136)	(36)	(88)	(4)
Depreciation and amortization	154	98	62	51	87	96

Total operating expenses	40,972	19,895	11,406	15,388	23,877	24,468

Operating (loss) income	$(3,572)	$(891)	$(1,091)	$(121)	$79	$5

(1)	Claims expense reflects the costs of revenue of capitated contracts, and other healthcare operating expenses reflects the cost of revenue of capitated and non-capitated contracts.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2006.

The increase in capitated contract revenue is primarily attributable to the addition of our Indiana contract, which accounted for approximately $15.0 million in revenue for the year ended December 31, 2007. Additional business from existing clients in Pennsylvania and Michigan also contributed an additional $3.1 million. The increase in non-capitated revenue is primarily attributable to the additional business from an existing customer in Texas.

Claims expense on capitated contracts increased approximately $17.3 million or 133.1% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase is due to the addition of the capitated revenues mentioned above. Claims expense as a percentage of capitated revenues increased from 71.2% for the year ended December 31, 2006 to 83.5% for the year ended December 31, 2007 due to a high medical loss ratio experienced with our major Indiana client. Other healthcare operating expenses, which are incurred to service both capitated and non-capitated contracts, increased approximately $2.6 million, or 67.9%, due to staff increases in response to the addition of revenues in Indiana, Pennsylvania and Michigan. As a percentage of total revenue, other healthcare operating expenses decreased from 20.3% for the period ended December 31, 2006 to 17.3% for the period ended December 31, 2007.

General and administrative expenses increased by $908,000, or 29.1%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase is primarily attributable to the $416,000 severance benefit of two years salary paid to our former CEO upon her resignation pursuant to her employment agreement following the January 12, 2007 change in ownership of Woodcliff, the expensing of $167,000 of prepaid director fees following the resignation of certain directors, and legal and professional fees of $301,000 incurred related to the proposed merger with Hythiam. General and administrative expense as a percentage of operating revenue decreased from 16.4% for the period ended December 31, 2006 to 10.8% for the period ended December 31, 2007.

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

RESULTS OF OPERATIONS –FISCAL YEAR ENDED MAY 31, 2006 AS COMPARED TO THE FISCAL YEAR ENDED MAY 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2007, our cash and cash equivalents increased by $770,000. Net cash provided by continuing operations amounted to $826,000. Cash used in investing activities is comprised primarily of $58,000 in additions to property and equipment offset by $58,000 in proceeds from sales of available-for-sale securities, sales of equipment and payments received on notes receivable. Cash provided by financing activities consists of $19,000 in net proceeds from the issuance of common stock less $55,000 of repayment of liabilities. At December 31, 2007, cash and cash equivalents amounted to $6.3 million. We believe we have sufficient working capital to sustain current operations and meet our current obligations during the next twelve months.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $5.5 million accrued claims payable amount reported as of December 31, 2007.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a schedule at December 31, 2007 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements, and other long-term obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Amounts in thousands)
Long-term Debt Obligations (a)	$2,244	—	2,244	—	—
Capital Lease Obligations and related interest	199	68	110	21	—
Operating Lease Obligations	376	300	44	32	—

Total	$2,819	368	2,398	53	—

(a)	Excludes 7 1/2% in interest payable semi-annually in April and October (see Note 12 – “Long-term Debt” to the audited, consolidated financial statements).

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

ACCRUED CLAIMS PAYABLE AND CLAIMS EXPENSE

Healthcare operating expenses are composed of claims expense and other healthcare operating expenses. Claims expense includes amounts paid to hospitals, physician groups and other licensed behavioral healthcare professionals. Other healthcare operating expenses include items such as information systems, provider contracting, case management and quality assurance, attributable to both capitated and non-capitated contracts.

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

Accrued claims payable consists primarily of reserves established for reported claims and claims IBNR which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving a range of estimates, management considers qualitative factors, authorization information, and an actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. The accrued claims payable ranges were between $4.9 and $5.5 million at December 31, 2007, between $2.6 and $2.9 million at December 31, 2006, and between $2.6 and $2.8 million at May 31, 2006. To determine the best estimates, management reviews utilization statistics, authorized healthcare service data, calculated completion factors and other data available at and subsequent to the balance sheet dates. The best estimates at December 31, 2007, December 31, 2006 and May 31, 2006 were $5.5 million, $2.7 million and $2.8 million respectively. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last three years.

The following table provides a reconciliation of the beginning and ending balance of accrued claims payable for the year ended December 31, 2007, the seven months ended December 31, 2006 and the fiscal year ended May 31, 2006:

	Year Ended December 31, 2007	Seven Months Ended December 31, 2006	Fiscal Year Ended May 31, 2006
	(Amounts in thousands)
Beginning accrued claims payable	$2,746	2,790	3,730
Claims expense:
Current period	30,674	7,576	16,174
Prior period	(359)	(1)	76

Total claims expense	30,315	7,575	16,250
Claims payments:
Current period	25,210	4,830	13,384
Prior period	2,387	2,789	3,806

Total claims payments	27,597	7,619	17,190

Ending accrued claims payable	$5,464	2,746	2,790

Changes in prior year claims expense were primarily due to changes in utilization patterns and changes in claim submission timeframes by providers. Management considers these changes in claims expenses to be immaterial when compared to the total claims expenses incurred in prior years.

Accrued claims payable at December 31, 2007 and 2006 and May 31, 2006 is comprised of approximately $1.1 million, $0.7 million and $1.1 million, respectively, of submitted and approved claims which had not yet been paid, and $4.4 million, $2.0 million and $1.7 million for IBNR claims, respectively.

Many aspects of our business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment. Actual claims incurred could differ from the estimated accrued claims payable amount presented. The following are factors that would have an impact on our future operations and financial condition:

•	Changes in utilization patterns

•	Changes in healthcare costs

•	Changes in claims submission timeframes by providers

•	Success in renegotiating contracts with healthcare providers

•	Occurrence of catastrophes

•	Changes in benefit plan design

•	The impact of present or future state and federal regulations.

A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at December 31, 2007 could increase our claims expense by approximately $193,000 as illustrated in the table below:

Change in Healthcare Costs:
(Decrease) Increase	(Decrease) Increase in Claims Expense
(5)%	$(195,000)
5%	$193,000

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

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the year ended December 31, 2007, we identified two contracts that were not meeting their financial goals. We successfully obtained a rate increase from one client effective January 1, 2008. We are negotiating and believe we will receive a rate increase from the other client effective January 1, 2008, provided we comply with monthly performance measures we believe we will meet. The rate increase would amount to approximately $2 million per annum. At December 31, 2007, we believe no contract loss reserve for future periods is necessary for these contracts.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective January 1, 2007 with no impact on our consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We do not believe SFAS 159 will have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. We are currently evaluating the impact SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that non-controlling (or minority)

interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS 160 is not expected to have a material impact on our financial statements.

LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this annual report on Form 10-K and in our other reports, Securities and Exchange Commission (SEC) filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements, and presentations. These risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, the profitability of our capitated contracts, cost of care, seasonality, the risk that any definitive agreements or additional business will result from letters of intent entered into by us, and other risks detailed from time to time in our SEC reports.

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

Index to Consolidated Financial Statements

Year Ended December 31, 2007,

Seven Months Ended December 31, 2006, and

Fiscal Years Ended May 31, 2006 and 2005

Report of Kirkland, Russ, Murphy & Tapp P.A.	28
Consolidated Balance Sheets, December 31, 2007 and 2006	29
Consolidated Statements of Operations, Year Ended December 31, 2007, Seven Months Ended December 31, 2006, and Fiscal Years Ended May 31, 2006 and 2005	30
Consolidated Statements of Stockholders’ Deficit, Year Ended December 31, 2007, Seven Months Ended December 31, 2006, and Fiscal Years Ended May 31, 2006 and 2005	31
Consolidated Statements of Cash Flows, Year Ended December 31, 2007, Seven Months Ended December 31, 2006, and Fiscal Years Ended May 31, 2006 and 2005	32
Notes to Consolidated Financial Statements	33-49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comprehensive Care Corporation

We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2007, the seven months ended December 31, 2006, and the years ended May 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and Subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for the year ended December 31, 2007, the seven months ended December 31, 2006, and the years ended May 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Kirkland, Russ, Murphy & Tapp P.A.

Clearwater, Florida
March 11, 2008

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,313	5,543
Accounts receivable, less allowance for doubtful accounts of $0 and $6, respectively	35	163
Other current assets	407	793

Total current assets	6,755	6,499

Property and equipment, net	333	377
Note receivable	17	44
Goodwill, net	991	991
Other assets	136	203

Total assets	$8,232	8,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,918	1,201
Accrued claims payable	5,464	2,746
Income taxes payable	94	50

Total current liabilities	7,476	3,997

Long-term liabilities:
Long-term debt	2,244	2,244
Accrued reinsurance claims payable	2,526	2,516
Other liabilities	118	160

Total long-term liabilities	4,888	4,920

Total liabilities	12,364	8,917

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; 14,400 issued	720	720
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 7,702,766, and 7,655,283, respectively	77	77
Additional paid-in capital	57,637	57,503
Accumulated deficit	(62,566)	(59,103)

Total stockholders’ deficit	(4,132)	(803)

Total liabilities and stockholders’ deficit	$8,232	8,114

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,	Seven Months Ended December 31,	Fiscal Year Ended May 31,
	2007	2006	2006	2005
Operating Revenues	$37,400	10,315	23,956	24,473

Costs and Expenses:
Healthcare operating expenses	36,790	9,713	20,562	21,298
General and administrative expenses	4,032	1,767	3,316	3,078
Recovery of doubtful accounts	(4)	(136)	(88)	(4)
Depreciation and amortization	154	62	87	96

	40,972	11,406	23,877	24,468

Operating (loss) income before items shown below	(3,572)	(1,091)	79	5
Other income (expense):
Gain from sale of available-for-sale securities	29	—	—	—
Gain from property insurance claim	—	17	—	—
Gain on sale of assets	3	2	—	—
Loss from software development	—	—	(123)	—
Loss on impairment – investment in marketable securities	—	—	(17)	(118)
Other non-operating income, net	192	254	66	88
Interest income	147	58	78	15
Interest expense	(190)	(113)	(186)	(206)

Loss from continuing operations before income taxes	(3,391)	(873)	(103)	(216)
Income tax expense	72	43	78	52

Loss from continuing operations	(3,463)	(916)	(181)	(268)
Loss from discontinued operations	—	(20)	—	—

Net loss	$(3,463)	(936)	(181)	(268)

Loss per common share - basic:
Loss from continuing operations	$(0.45)	(0.14)	(0.03)	(0.05)
Loss from discontinued operations	—	(0.01)	—	—

Net loss	$(0.45)	(0.15)	(0.03)	(0.05)

Loss per common share - diluted:
Loss from continuing operations	$(0.45)	(0.14)	(0.03)	(0.05)
Loss from discontinued operations	—	(0.01)	—	—

Net loss	$(0.45)	(0.15)	(0.03)	(0.05)

Weighted average common shares outstanding:
Basic	7,697	6,445	5,808	4,935

Diluted	7,697	6,445	5,808	4,935

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	DEFERRED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	COMPENSATION	DEFICIT
Balance, May 31, 2004	—	$—	4,673	$47	52,950	(57,718)	(4)	(4,725)
Net loss	—	—	—	—	—	(268)	—	(268)
Shares issued in connection with private transactions	—	—	775	8	535	—	—	543
Compensatory stock options and warrants granted to non-employees	—	—	18	—	31	—	—	31
Amortization of deferred compensation	—	—	—	—	—	—	4	4
Warrants issued in connection with private transaction	—	—	—	—	234	—	—	234
Exercise of stock options	—	—	117	1	63	—	—	64

Balance, May 31, 2005	—	$—	5,583	$56	53,813	(57,986)	—	(4,117)
Net loss	—	—	—	—	—	(181)	—	(181)
Shares issued in connection with private transactions	14	720	—	—	2,650	—	—	3,370
Compensatory stock issued to non-employees	—	—	34	—	53	—	—	53
Exercise of stock options	—	—	282	3	129	—	—	132

Balance, May 31, 2006	14	$720	5,899	$59	56,645	(58,167)	—	(743)
Net loss	—	—	—	—	—	(936)	—	(936)
Shares issued in connection with private transactions	—	—	1,739	17	768	—	—	785
Compensatory stock issued to non-employees	—	—	17	1	33	—	—	34
Expense of stock options	—	—	—	—	57	—	—	57

Balance, December 31, 2006	14	$720	7,655	$77	57,503	(59,103)	—	(803)
Net loss	—	—	—	—	—	(3,463)	—	(3,463)
Compensatory stock issued to non-employees	—	—	10	—	25	—	—	25
Exercise of stock options	—	—	38	—	19	—	—	19
Expense of stock options	—	—	—	—	90	—	—	90

Balance, December 31, 2007	14	$720	7,703	$77	57,637	(62,566)	—	(4,132)

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31, 2007	Seven Months Ended December 31, 2006	Fiscal Year Ended May 31,
			2006	2005
Cash flows from operating activities:
Loss from continuing operations	$(3,463)	(916)	(181)	(268)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	154	62	87	96
Asset writedown – eye care memberships	62	—	63	—
Asset write-off	3	—	—	—
Loss on impairment – investment in marketable securities	—	—	17	118
Loss from software development	—	—	123	—
Gain from sale of available-for-sale securities	(29)	—	—	—
Gain on sale of assets	(3)	(2)	—	—
Gain from property insurance claim	—	(17)	—	—
Amortization of deferred revenue	—	(3)	(58)	(75)
Non cash expense – stock issued	29	22	53	31
Compensation expense – stock options and warrants issued	90	57	—	4
Changes in assets and liabilities:
Accounts receivable, net	128	(10)	(40)	78
Accounts receivable – managed care reinsurance contract	—	—	372	181
Other current assets, restricted cash, and other assets	388	279	(425)	9
Accounts payable and accrued liabilities	734	2	(23)	(377)
Accrued claims payable	2,718	(44)	(940)	83
Income taxes payable	44	2	18	5
Accrued reinsurance claims payable	10	(10)	(665)	8
Other liabilities	(39)	39	—	—

Net cash provided by (used in) continuing operations	826	(539)	(1,599)	(107)
Net cash used in discontinued operations	(20)	—	(55)	(151)

Net cash provided by (used in) continuing and discontinued operations	806	(539)	(1,654)	(258)
Cash flows from investing activities:
Net proceeds from sale of available-for-sale securities	30	—	—	—
Net proceeds from sale of property and equipment	3	2	—	—
Proceeds from property insurance claim	—	35	—	—
Payment received on notes receivable	25	10	—	—
Additions to property and equipment, net	(58)	(160)	(25)	(45)

Net cash used in investing activities	—	(113)	(25)	(45)

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	19	785	3,502	841
Repayment of other liabilities	(55)	(53)	(55)	(52)

Net cash (used in) provided by financing activities	(36)	732	3,447	789

Net increase in cash and cash equivalents	770	80	1,768	486
Cash and cash equivalents at beginning of period	5,543	5,463	3,695	3,209

Cash and cash equivalents at end of period	$6,313	5,543	5,463	3,695

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$190	98	187	206

Income taxes	$30	41	60	48

Noncash financing and investing activities:

Property acquired under capital leases	$60	34	131	43

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

Our Board of Directors approved on May 21, 2007 a change in the Company’s fiscal year end from May 31 to December 31, effective December 31, 2006. The purpose of the change is to align the Company’s fiscal year end with that of Hythiam, which purchased a majority controlling interest in the Company through its purchase of Woodcliff in January 2007. In addition, a calendar year end coincides with that of our major Indiana client that provided approximately 40.2% of our revenues during 2007. The seven months ended December 31, 2006 was our transition period for financial reporting purposes.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Comprehensive Care Corporation and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

REVENUE RECOGNITION

Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we review membership eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. For the years ended December 31, 2007 and 2006 (unaudited) such agreements accounted for 97.0%, or $36.3 million, and 96.1% (unaudited), or $18.3 million (unaudited), respectively. For the seven months ended December 31, 2006 such agreements accounted for 95.3%, or $9.8 million of revenue. For the fiscal years ended May 31, 2006 and 2005 such agreements accounted for 96.2%, or $23.0 million, and 90.2%, or $22.1 million, respectively. The remaining balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.

HEALTHCARE EXPENSE RECOGNITION

Healthcare operating expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported. See “Accrued Claims Payable” for a discussion of claims incurred but not yet reported. We contract with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine that the member is eligible to receive such services, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees. If all of these requirements are met, the claim is entered into our claims system for payment.

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

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the year ended December 31, 2007, we identified two contracts that were not meeting their financial goals. We successfully obtained a rate increase from one client effective January 1, 2008. We are negotiating and believe we will receive a rate increase from the other client effective January 1, 2008, provided we comply with monthly performance measures we believe we will meet. The rate increase would amount to approximately $2 million per annum. At December 31, 2007, we believe no contract loss reserve for future periods is necessary for these contracts.

CASH AND CASH EQUIVALENTS

At December 31, 2007, cash and cash equivalents consisted entirely of funds on deposit in savings and checking accounts at major financial institutions. At December 31, 2006, cash in excess of daily requirements was invested in short-term, overnight investments. Such investments totaled $1.7 million and are included in cash and cash equivalents in the accompanying consolidated balance sheets.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives ranging from 2 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Amortization of assets acquired under capital leases is included in depreciation expense. Depreciation and amortization expense was $154,000 for the year ended December 31, 2007 and $62,000 for the seven months ended December 31, 2006. For the fiscal years ended May 31, 2006 and 2005, depreciation and amortization expense was $87,000 and $96,000, respectively.

GOODWILL

Goodwill represents the cost in excess of the fair value of net assets acquired in purchase transactions. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is periodically evaluated for impairment to carrying amount, with decreases in carrying amount recognized immediately. We review goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment of goodwill requires us to make estimates about fair value, which are based on projected future cash flows. We performed an impairment test as of December 31, 2007 and 2006, and determined that no impairment of goodwill had occurred as of such dates.

ACCRUED CLAIMS PAYABLE

The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to us. The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated accrued claims payable amount reported. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability is adequate.

ACCRUED REINSURANCE CLAIMS PAYABLE

The accrued reinsurance claims payable liability represents amounts payable to providers under a state reinsurance program associated with our contract to provide behavioral healthcare services to members of a Connecticut HMO. Our contract with the HMO ended December 31, 2005.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, the beginning of our 2007 fiscal year, with no impact on our consolidated financial statements.

STOCK OPTIONS

We issue stock options to our employees and non-employee directors (“optionees”) allowing optionees to purchase our common stock pursuant to shareholder approved stock option plans. Prior to June 1, 2006, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation-Transitional Disclosure,” we elected to follow Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee stock options. Under APB 25, in the event that the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. Because all options granted under our employee stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net loss.

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

	Fiscal Year Ended May 31,
	2006	2005
	(in thousands except for per share information)
Net loss, as reported	$(181)	$(268)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(212)	(303)

Pro forma net loss	$(393)	$(571)

Loss per common share:
Basic – as reported	$(0.03)	$(0.05)

Basic – pro forma	$(0.07)	$(0.12)

Diluted – as reported	$(0.03)	$(0.05)

Diluted – pro forma	$(0.07)	$(0.12)

The weighted average fair value of options granted in fiscal year 2006 and 2005 was $1.42 and $0.93, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

PER SHARE DATA

In calculating basic loss per share, net loss is divided by the weighted average number of common shares outstanding for the period. For the periods presented, diluted loss per share is equivalent to basic loss per share. The following table sets forth the computation of basic and diluted loss per share in accordance with Statement No. 128, “Earnings Per Share”:

	Year Ended December 31,	Seven Months Ended December 31,	Fiscal Year Ended May 31,
	2007	2006	2006	2005
	(Amounts in thousands, except per share information)
Numerator:
Loss from continuing operations	$(3,463)	(916)	(181)	(268)
Loss from discontinued operations	—	(20)	—	—

Net loss - Common Stockholders	$(3,463)	(936)	(181)	(268)

Denominator:
Weighted average shares – basic	7,697	6,445	5,808	4,935
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average shares – diluted	7,697	6,445	5,808	4,935

Loss per common share – basic and diluted:
Loss from continuing operations	$(0.45)	(0.14)	(0.03)	(0.05)
Loss from discontinued operations	—	(0.01)	—	—

Net loss	$(0.45)	(0.15)	(0.03)	(0.05)

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

The carrying amounts and fair values of our financial instruments at December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$6,313	6,313	5,543	5,543
Marketable securities	—	—	1	1
Restricted cash	1	1	1	1
Note receivable	44	44	69	69
Liabilities
Long-term debt	$2,244	2,096	2,244	1,990

NOTE 3 — LIQUIDITY

During the year ended December 31, 2007, our cash and cash equivalents increased by $770,000. Net cash provided by continuing operations amounted to $826,000. Cash used in investing activities is comprised primarily of $58,000 in additions to property and equipment offset by $58,000 in proceeds from sales of available-for-sale securities, sales of equipment and payments received on notes receivable. Cash used in financing activities consists primarily of $19,000 in net proceeds from the issuance of common stock less payment of other liabilities of $55,000. At December 31, 2007, cash and cash equivalents amounted to $6.3 million. We believe we have sufficient working capital to sustain current operations and meet our current obligations during the next twelve months.

NOTE 4 — SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Year Ended December 31,	Seven Months Ended December 31,	Fiscal Years Ended May 31,
	2007	2006	2006	2005
Capitated contracts	$36,295	$9,829	$23,044	$22,062
Non-capitated contracts	1,105	486	912	2,411

Total	$37,400	$10,315	$23,956	$24,473

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

NOTE 5 — MAJOR CONTRACTS/CUSTOMERS

(1) During our fiscal year ended May 31, 2006, we began providing behavioral health services to the members of a Medicare Advantage HMO in the states of Maryland, Pennsylvania, and Texas. Revenues under the contracts accounted for $5.5 million, or 14.7%, and $2.0 million, or 19.6% of our revenues for the year ended December 31, 2007 and the seven months ended December 31, 2006, respectively. We ceased providing services to the client’s Texas membership as of December 31, 2006. The contracts are for an initial one-year term with automatic annual renewals unless either party provides notice of cancellation at least 90 days prior to the expiration of the then current terms.

In January 2008, this client issued a RFP for management of behavioral healthcare services for its Pennsylvania, Maryland, and Texas regions. We submitted a bid to retain our current business with this client as well as attempt to regain the Texas membership. Our client intends to select a finalist in March 2008 with an effective date of July 1, 2008 for a new agreement to serve members in these states. We do not expect to be selected as a finalist and accordingly the majority of the revenues under this contract are expected to end during the third quarter of 2008.

(2) On January 1, 2007, we began providing behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana. The contract generated $15.0 million, or 40.2% of our revenues for the year ended December 31, 2007, and is for an initial term of two years with subsequent extensions by mutual written agreement. Termination of the contract by either party may only be effected by reason of failure to perform that has not been corrected within agreed upon timeframes.

(3) We currently furnish behavioral healthcare services to approximately 244,000 members of a health plan providing Medicaid, Medicare, and CHIP benefits in Michigan, Texas and California. Services are provided on a fee-for-service and ASO basis. The contracts accounted for $4.3 million, or 11.6%, and $1.5 million, or 14.1%, of our revenues for the year ended December 31, 2007 and the seven months ended December 31, 2006, respectively. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Termination by either party may occur with 90 days written notice to the other party.

In general, our contracts with our customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

NOTE 6 — ACCOUNTS RECEIVABLE

Accounts Receivable of $35,000 at December 31, 2007 and $169,000 at December 31, 2006 consists of trade receivables resulting from services rendered under managed care capitation contracts. The following table summarizes changes in the Company’s allowance for doubtful accounts for the year ended December 31, 2007 and the seven months ended December 31, 2006:

	BEGINNING BALANCE	ADDITIONS CHARGED TO EXPENSE	DEDUCTIONS (a)(b)	WRITE-OFF OF ACCOUNTS	BALANCE END OF YEAR
	(Amounts in thousands)
Year ended December 31, 2007	$6	6	(6)	(6)	—
Seven months ended December 31, 2006	$—	6	—	—	6

(a)	Includes cash recoveries and reversals of reserves.
(b)	Excludes $4,000 at December 31, 2007, $153,000 at December 31, 2006, and $89,000 at May 31, 2006 of recoveries from accounts previously written off.

Recoveries are reflected on our consolidated statements of operations as a reduction to the provision for doubtful accounts.

NOTE 7 — OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2007	December 31, 2006
	(Amounts in thousands)
Accounts receivable – other	$32	44
Restricted cash	1	1
Receivable from insurance claim (1)	—	250
Deposits	—	86
Prepaid insurance	160	125
Note receivable (2)	27	25
Marketable securities	—	1
Other prepaid fees and expenses	187	261

Total other current assets	$407	793

(1)	Amount represents proceeds that were due the Company under a life insurance policy. We were entitled to the insurance benefits as the result of a settlement of our claims against the seller of four corporations purchased in 1996. The proceeds were received in April 2007.
(2)	Represents the current portion of a promissory note received in July 2006 as settlement of a dispute between the Company and a software vendor that had been engaged to design, but was unable to complete, a new managed care information system. The difference between the present value of the note and our investment of approximately $200,000 was recorded in the accompanying consolidated statement of operations as a “loss from software development.” The current portion of the receivable is a component of other current assets while the non-current portion of approximately $17,000 appears as a note receivable in the accompanying consolidated balance sheet at December 31, 2007.

NOTE 8 — OTHER ASSETS

Other assets consist of the following:

	December 31, 2007	December 31, 2006
	(Amounts in thousands)
Deferred costs – eye care memberships	$—	62
Deferred costs – NCQA accreditation	42	32
Deferred costs – provider credentialing	90	60
Deposits	4	49

Total other assets	$136	203

NOTE 9 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31, 2006	December 31, 2007
	(Amounts in thousands)
Furniture and equipment	$2,131	2,294
Leasehold improvements	61	65
Capitalized leases	282	254

	2,474	2,613
Less accumulated depreciation and amortization	(2,141)	(2,236)

Total property and equipment, net	$333	377

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2007	December 31, 2006
	(Amounts in thousands)
Accounts payable	$360	156
Accrued salaries and wages	685	195
Accrued vacation	139	102
Accrued legal and audit	207	74
Short-term portion of capital lease obligations	54	49
Other accrued liabilities	473	625

Total accounts payable and accrued liabilities	$1,918	1,201

NOTE 11 — CAPITAL LEASES

We use capital leases to finance the acquisition of certain computer and telephone equipment. Terms of the leases range from three to five years.

	December 31, 2007	December 31, 2006
	(Amounts in thousands)
Classes of property:
Computer equipment	$138	$110
Telephone equipment	144	144

Total equipment cost	282	254
Less: accumulated depreciation	126	94

Net book value	$156	$160

Future minimum lease payments under the capital leases are as follows:

Year ended December 31, 2008	$68
Year ended December 31, 2009	66
Year ended December 31, 2010	44
Year ended December 31, 2011	21

Total minimum lease payments	199
Less: amount representing interest	28

Total obligations under capital leases	171
Less: current installments of capital lease obligations	53

Long–term obligation under capital leases	$118

NOTE 12 — LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2007	December 31, 2006
	(Amounts in thousands)
7 1/2% convertible subordinated debentures due April, 2010, interest payable semi-annually in April and October*	$2,244	2,244

*	At December 31, 2007, the debentures are convertible into 15,051 shares of common stock at a conversion price of $149.09 per share.

NOTE 13 — INCOME TAXES

Provision for income taxes consists of the following (amounts in thousands):

	Year Ended December 31,	Seven Months Ended December 31,	Fiscal Year Ended May 31,
	2007	2006	2006	2005
Current:
Federal	$—	—	—	—
State	72	43	78	52

Provision for income taxes	$72	43	78	52

Reconciliation between the provision for income tax and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income tax is as follows (amounts in thousands):

	Year Ended December 31,	Seven Months Ended December 31,	Fiscal Year Ended May 31,
	2007	2006	2006	2005
Income tax benefit at the statutory tax rate	$(1,153)	(303)	(35)	(73)
State income tax (benefit) expense, net of federal tax effect	(51)	4	74	(8)
Change in valuation allowance	1,218	351	(16)	—
Non-deductible items	48	(3)	38	37
Benefit of net operating loss carryforward not recognized	—	—	—	96
Other	10	(6)	17	—

	$72	43	78	52

Significant components of our deferred income taxes are as follows:

	December 31, 2007	December 31, 2006	May 31, 2006
	(Amounts in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$2,917	1,686	1,418
Accrued expenses	124	102	50
Loss on impairment - investment in marketable securities	40	51	51
Employee benefits	53	39	38
Other, net	93	114	74

Total Deferred Tax Assets	3,227	1,992	1,631
Valuation Allowance	(3,096)	(1,878)	(1,527)

Net Deferred Tax Assets	131	114	104
Deferred Tax Liabilities:
Goodwill amortization	(131)	(114)	(104)

Net Deferred Tax	$—	—	—

In June 2005, we completed a private placement transaction that constituted a “change of ownership” under IRS Section 382 rules, which impose limitations on the ability to deduct prior period net operating losses on current federal tax returns. As a result, our ability to use our net operating losses incurred prior to June 14, 2005 is limited to approximately $400,000 per year.

On January 12, 2007, the sale of Woodcliff’s majority interest in the Company to Hythiam constituted another “change of ownership” under IRS Section 382 rules. In the event that the Company has two or more ownership changes, Section 1.382-5(d) also describes a potential impact on the limitation for any losses attributable to the period preceding the earlier ownership change. We have determined that the latest change of ownership does not change the limitation of approximately $400,000 per year for net operating losses incurred prior to June 14, 2005, the date of the first change in control. Furthermore, our ability to use net operating losses incurred between June 15, 2005 and January 12, 2007 is limited to approximately $490,000 per year. Net operating losses for periods prior to June 15, 2005 and for the subsequent period of June 15, 2005 to January 12, 2007 may be deducted simultaneously subject to the applicable limitations. Any unused portion of such limitations can be carried forward to the following year. We may be subject to further limitation in the event that we issue or agree to issue substantial amounts of additional equity.

At December 31, 2007, the Company’s federal net operating loss carryforwards total approximately $7.7 million, of which $3.2 million is not subject to Section 382 limitation. These losses were incurred in the years ended May 31, 2002 through December 31, 2007, and expire in years 2022 through 2027. The Company may be unable to utilize some or all of its allowable tax deductions or losses, depending upon factors including the availability of sufficient taxable income from which to deduct such losses during limited carryover periods.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 with no impact on our consolidated financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years that remain subject to examinations by tax authorities are 2005, 2004, and 2003.

After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2007 and 2006 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

NOTE 14 — EMPLOYEE BENEFIT PLAN

We offer a 401(k) Plan (the “Plan”), which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of our eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed one thousand hours of service are eligible to participate in the Plan. Each participant may contribute from 2% to 50% of his or her compensation to the Plan up to the annual maximum allowed amount, which was $15,500 during Calendar 2007, subject to limitations on the highly compensated employees to ensure the Plan is non-discriminatory. Company contributions are discretionary and are determined by the Company’s management. Our employer matching contributions were $8,906 to the Plan in 2007. We did not make a matching contribution during the seven months ended December 31, 2006 or during the 2006 and 2005 fiscal years.

NOTE 15 — PREFERRED STOCK, COMMON STOCK, AND STOCK OPTION PLANS

Preferred Stock

As of December 31, 2007, there were 4,340 remaining shares of preferred stock authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All outstanding shares were issued in June 2005 as a result of the sale of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds. The Series A Preferred Stock, acquired by Hythiam in January 2007, is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share. Hythiam has the right to designate the majority of our Board of Directors, has dividend and liquidation preferences, and anti-dilution protection. In addition, we need Hythiam’s consent for a sale or merger involving a material portion of our assets or business, any single or series of related transactions exceeding $500,000, and prior to incurring any debt in excess of $200,000.

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

Common Stock

Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, stock options, and warrants are as follows at December 31, 2007:

Convertible debentures(a)	15,051
Convertible preferred stock(b)	4,235,328
Outstanding stock options(c)	1,070,375
Outstanding warrants(d)	406,000
Possible future issuance under stock option plans	1,276,668

Total	7,003,422

(a)	The debentures are convertible into 15,051 shares of common stock at a conversion price of $149.09 per share.
(b)	The Series A Convertible Preferred Stock is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share.
(c)	Options to purchase our common stock have been issued to employees and non-employee Board of Director members with exercise prices ranging from $.25 to $4.00.
(d)

Warrants to purchase our common stock have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging from $1.09 to $5.00.

Stock Option Plans

We issue stock options to our employees and non-employee directors (“optionees”) allowing optionees to purchase our common stock pursuant to shareholder-approved stock option plans. We currently have two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of December 31, 2007, under the 2002 Incentive Plan, there were 500,000 options available for grant and 460,000 options outstanding, of which 440,000 were exercisable. Additionally, as of December 31, 2007, under the 1995 Incentive Plan, there were 485,375 options outstanding and exercisable. There are no further options available for grant under the 1995 Incentive Plan.

We also have a non-qualified stock option plan for our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Director’s Compensation and Stock Option Committee. Upon joining the Board, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of the Company’s annual meeting. As of December 31, 2007, under the directors’ plan, there were 776,668 shares available for option grants and 125,000 options outstanding, of which none were exercisable.

A summary of activity for the year ended December 31, 2007 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,308,707	$1.41
Granted	145,000	1.05
Exercised	(37,500)	0.51
Forfeited or expired	(345,832)	1.82

Outstanding at December 31, 2007	1,070,375	$1.27	4.91	$—

Exercisable at December 31, 2007	925,375	$1.30	4.19	$—

The following table summarizes information about options granted, exercised, and vested for the years ended December 31, 2007 and 2006 (unaudited), the seven months ended December 31, 2006 and for the fiscal years ended May 31, 2006 and 2005.

	Year Ended December 31,		Seven Months Ended December 31,	Fiscal Year Ended May 31,
	2007	2006	2006	2006	2005
		(unaudited)
Options granted	145,000	250,000	125,000	314,666	250,866
Weighted-average grant-date fair value	$0.76	$1.37	$1.31	$1.42	$0.93
Options exercised	37,500	26,333	—	282,166	116,500
Total intrinsic value of exercised options	$13,160	$35,922	—	$411,009	$91,166
Fair value of vested options	$78,346	$204,218	$59,268	$187,033	$324,237

Stock options were granted to Board of Director members and certain employees during the years ended December 31, 2007 and 2006 (unaudited), the seven months ended December 31, 2006 and fiscal years ended May 31, 2006 and 2005. Options exercised during the years ended December 31, 2007 and 2006 (unaudited), the seven months ended December 31, 2006 and fiscal years ended May 31, 2006 and 2005 were 37,500, 26,333(unaudited), 0, 282,166 and 116,500 respectively. Total intrinsic value of exercised options during the years ended December 31, 2007 and 2006, the seven months ended December 31, 2006 and fiscal years ended May 31, 2006 and 2005 was $13,160, $35,922 (unaudited), $0, $411,009 and $91,166 respectively. During the year ended December 31, 2007, 123,332 stock options expired unexercised. These options had been granted to directors and one officer.

At December 31, 2007, there was approximately $59,274 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 6 months. Total recognized compensation costs during the year ended December 31, 2007 were $89,763. No compensation cost related to employees was recognized prior to June 1, 2006. We recognized approximately $8,607 of tax benefits attributable to stock-based compensation expense recorded during the year ended December 31, 2007. This benefit was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

The following table lists the assumptions utilized in applying the Black-Scholes valuation model. We use historical data and management judgment to estimate the expected term of the option. Expected volatility is based on the historical volatility of our traded stock. We have not declared dividends in the past nor do we expect to do so in the near future, and as such we assume no expected dividend. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant.

	Year Ended December 31,	Seven Months Ended December 31,	Fiscal Year Ended May 31,
	2007	2006	2006	2005
Volatility factor of the expected market price of the Company’s common stock	110.0%	93.0%	100.8%	95.0%
Expected life (in years) of the options	3	5	5	5
Risk-free interest rate	4.8%	4.6%	4.5%	3.9%
Dividend yield	0%	0%	0%	0%

A summary of our stock option activity and related information for the fiscal years ended May 31, 2005 and 2006, the seven months ended December 31, 2006, and the year ended December 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2004	1,229,390	$1.00

Granted	250,866	1.25
Exercised	(116,500)	0.55
Forfeited	(19,800)	1.97

Outstanding as of May 31, 2005	1,343,956	$1.08

Granted	314,666	1.82
Exercised	(282,166)	0.47
Forfeited	(190,049)	1.41

Outstanding as of May 31, 2006	1,186,407	$1.36

Granted	125,000	1.88
Exercised	—	—
Forfeited	(2,700)	1.15

Outstanding as of December 31, 2006	1,308,707	$1.41

Granted	145,000	1.05
Exercised	(37,500)	0.51
Forfeited	(345,832)	1.82

Outstanding as of December 31, 2007	1,070,375	$1.27

A summary of options outstanding and exercisable as of December 31, 2007 is as follows:

Options Outstanding	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price of Exercisable Options
182,000	$0.25 - $ 0.2656	$0.26	2.59	182,000	$0.26
260,750	$0.39 - $ 0.5625	$0.54	2.47	260,750	$0.54
189,500	$0.78 - $ 1.12	$1.07	8.90	44,500	$1.10
247,000	$1.40 - $ 1.78	$1.62	6.76	247,000	$1.62
94,500	$1.80 - $ 2.16	$1.95	7.40	94,500	$1.95
96,625	$3.5625 - $ 4.00	$3.95	0.95	96,625	$3.95

1,070,375	$0.25 - $4.00	$1.27	4.91	925,375	$1.30

Warrants

We periodically issue warrants to purchase common stock as compensation for the services of consultants and marketing employees. Of the 406,000 warrants outstanding at December 31, 2007, 306,000 were issued to two consultants and two employees as compensation for introducing strategic business partners to the Company. Such partners were responsible for the infusion of approximately $776,000 in cash to the Company in February and March 2005 in a private placement of our common stock. All such warrants have five-year terms. Valuation using the Black-Scholes pricing model for the warrants issued in February and March 2005 was based on the following information:

Number of warrants	306,000
Exercise price	$1.25
Volatility factor of the expected market price of the Company’s common stock	95.0%
Expected life of the warrants	3 years
Risk-free interest rate	3.9%
Dividend yield	0.0%
Warrant valuation (in thousands)	$234

No warrants were issued during the year ended December 31, 2007, the seven months ended December 31, 2006, or the fiscal year ended May 31, 2006.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease certain office space and equipment. The Texas office lease contains escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases was $269,000 for the year ended December 31, 2007. For the seven months ended December 31, 2006 total rental expense was $210,000. For the fiscal years ended May 31, 2006 and 2005, total rental expense was $0.5 million and $0.6 million, respectively.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2007:

Calendar Year	Operating Leases
(Amounts in thousands)
2008	$300
2009	22
2010	22
2011	22
2012	10

Total minimum lease payments	$376

The above does not include rent payments related to our use of space within the offices of our major Indiana client, which is not subject to a written lease agreement.

Other Commitments and Contingencies

(1)	We provided behavioral healthcare services to the members of a Connecticut HMO from 2001 to 2005 under a contract that provided that we would also receive funds directly from a state reinsurance program for the purpose of paying providers. At December 31, 2007, $2.5 million of reinsurance claims payable remains and is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by us. In such cases, there are statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, it is probable that we will be required to remit the reinsurance funds back to the appropriate party.

(2)	In connection with our Indiana contract that started January 1, 2007, we are required to maintain a performance bond in the amount of $1,000,000. In addition, a $25,000 performance bond is maintained in relation to a Third Party Administrator license in Maryland.

(3)	Related to our discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Our fiscal 1999 cost report, the final year we were required to file a cost report, is being reviewed, in which case the intermediary may determine that additional amounts are due to or from Medicare. Management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.

(4)	We have insurance for a broad range of risks as it relates to our business operations. We maintain managed care errors and omissions, professional and general liability coverage. These policies are written on a claims-made basis and are subject to a $10,000 per claim self-insured retention. The managed care errors and omissions and professional liability policies include limits of liability of $1 million per claim and $3 million in the aggregate. The general liability has a limit of liability of $5 million per claim and $5 million in the aggregate. We are responsible for claims within the self-insured retentions or if the policy limits are exceeded. Management is not aware of any claims that could have a material adverse impact on our consolidated financial statements.

(5)	Two class action lawsuits and a complaint have been filed against us in the Delaware Court of Chancery. Until the actions are withdrawn or settled, we may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees or other fees, the amounts of which are not estimable. See Part I, Item 3, “Legal Proceedings” for a description of these matters.

(6)	Relating to our major Indiana contract, we have become aware that the state of Indiana is considering requiring payment of a claims billing code that we had previously been instructed to deny. If the state of Indiana implements the payment requirement, the claims represented by these billing codes would be paid retroactively to January 1, 2007. Although we do not believe we have a contractual obligation to pay for this code, it is possible that we may be responsible for these payments, which in our estimation could approximate $350,000. We believe that the state of Indiana will make a final determination by mid April 2008.

NOTE 17 — RELATED PARTY TRANSACTIONS

In August 2005, our principal operating subsidiary, CBC, entered into a marketing agreement with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Two shareholders of HAN held membership interests in Woodcliff, the owner of a controlling interest us. On January 12, 2007, the members of Woodcliff sold 100% of their outstanding membership interests in Woodcliff to Hythiam. For the years ended December 31, 2007 and 2006 (unaudited), CBC paid HAN $60,000 and $85,500 (unaudited), respectively, under this agreement.

In February 2006, CBC entered into an agreement with Hythiam whereby we would have the exclusive right to market Hythiam’s substance abuse disease management program to CBC’s current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, CBC will pay Hythiam license and service fees for each enrollee who is treated. As of December 31, 2007, there had been no material transactions resulting from this agreement.

During 2007, CBC contracted with Integra Health Management, Inc. (“IHM”), a company that provides behavioral and medical health management and consultative services to healthcare payers. IHM was founded by one of our directors, Michael Yuhas, who also serves as its current Chief Executive Officer. During the year ended December 31, 2007, CBC paid IHM $28,212 for monitoring and care coordination of intensive case management patients. In addition, IHM provided $15,000 of information technology consulting services to CBC.

We have accelerated our Sarbanes-Oxley Act compliance efforts in order to meet management attestation requirements for financial reporting internal controls as of December 31, 2007. Hythiam has paid for consulting services to accomplish our management review of such internal controls. Because this effort has benefited us, we will reimburse Hythiam a portion of the cost. In addition, we have benefited by being included under certain of Hythiam’s insurance policies. At December 31, 2007, $80,000 is included in accounts payable and accrued liabilities to cover expected reimbursements to Hythiam for these costs.

NOTE 18 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended				Year
CALENDAR 2007	3/31/07	6/30/07	9/30/07	12/31/07	Total
	(Amounts in thousands, except per share data)
Operating revenues	$8,701	9,159	9,760	9,780	37,400

Gross profit	438	(189)	386	(25)	610

General and administrative expenses	1,081 (a)	931	1,201 (b)	819	4,032
(Recovery of) provision for doubtful accounts	(10)	2	4	—	(4)
Depreciation and amortization	38	38	38	40	154
Other expense (income)	23	(29)	1	(176)	(181)

Income (loss) from continuing operations before income taxes	(694)	(1,131)	(858)	(708)	(3,391)
Income tax expense	10	14	15	33	72

Net income (loss) from continuing operations	(704)	(1,145)	(873)	(741)	(3,463)

Basic income (loss) per common share	$(0.09)	(0.15)	(0.11)	(0.10)	(0.45)

Diluted income (loss) per common share	$(0.09)	(0.15)	(0.11)	(0.10)	(0.45)

Weighted Average Common Shares Outstanding – basic	7,681	7,703	7,703	7,703	7,697

Weighted Average Common Shares Outstanding – diluted	7,681	7,703	7,703	7,703	7,697

(a)	Includes $418,000 of expenses related to the proposed merger with Hythiam.
(b)	Includes $ 416,000 of severance benefits due the Company’s CEO.

PERIOD JUNE 1 THROUGH DECEMBER 31, 2006	Quarter Ended 8/31/06		Quarter Ended 11/30/06		Month Ended 12/31/06	Seven Months Total
	(Amounts in thousands, except per share data)
Operating revenues	$4,036		4,646		1,633	10,315

Gross profit	418		202		(18)	602

General and administrative expenses	762		727		278	1,767
(Recovery of) provision for doubtful accounts	(138	)(c)	3		(1)	(136)
Depreciation and amortization	23		29		10	62
Other expense (income)	23		(246	)(d)	5	(218)

Loss from continuing operations before income taxes	(252)		(311)		(310)	(873)
Income tax expense	23		15		5	43

Net loss from continuing operations	(275)		(326)		(315)	(916)
Loss from discontinued operations	—		20		—	20

Net loss	$(275)		(346)		(315)	(936)

Basic loss per common share for continuing operations	$(0.05)		(0.05)		(0.04)	(0.14)
Basic loss per common share for discontinued operations	—		(0.00)		—	(0.01)

Net loss	$(0.05)		(0.05)		(0.04)	(0.15)

Diluted loss per common share for continuing operations	$(0.05)		(0.05)		(0.04)	(0.14)
Diluted loss per common share for discontinued operations	—		(0.00)		—	(0.01)

Net loss	$(0.05)		(0.05)		(0.04)	(0.15)

Weighted Average Common Shares Outstanding – basic	5,902		6,582		7,655	6,445

Weighted Average Common Shares Outstanding – diluted	5,902		6,582		7,655	6,445

(c)	Includes a $150,000 recovery of an account written off in 1999.
(d)	Includes recognition of $250,000 of insurance policy proceeds due the Company.

	Quarter Ended					Fiscal Year
FISCAL 2006	8/31/05	11/30/05	2/28/06		5/31/06	Total
	(Amounts in thousands, except per share data)
Operating revenues	$6,301	6,756	5,585		5,314	23,956

Gross profit	583	979	1,006		826 (g)	3,394

General and administrative expenses	876 (e)	829	768		843	3,316
(Recovery of) provision for doubtful accounts	(34)	(2)	(55)		3	(88)
Depreciation and amortization	22	22	21		22	87
Other expense	5	5	127	(f)	45	182

(Loss) income from continuing operations before income taxes	(286)	125	145		(87)	(103)
Income tax expense	11	17	16		34	78

Net (loss) income from continuing operations	$(297)	108	129		(121)	(181)

Basic (loss) income per common share	$(0.05)	0.02	0.02		(0.02)	(0.03)

Diluted (loss) income per common share	$(0.05)	0.01	0.01		(0.02)	(0.03)

Weighted Average Common Shares Outstanding – basic	5,682	5,815	5,851		5,883	5,808

Weighted Average Common Shares Outstanding – diluted	5,682	10,591	10,443		5,883	5,808

(e)	Includes $69,000 of expenses attributable to the sale of the Series A Preferred Stock.
(f)	Includes a $102,000 loss from software development.
(g)	Includes a $62,500 asset write down of eye care memberships.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (GAAP).

There were no changes in our internal controls over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting is supported by written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our current executive officers and directors as well as the executive officers and directors serving at December 31, 2007. Each current director is serving a term that will expire at the Company’s next annual meeting. There are no family relationships among any of our directors or executive officers. John M. Hill began serving as our President and Chief Executive Officer on January 14, 2008, and was appointed as a director by our Board of Directors on February 2, 2008. Mary Jane Johnson resigned from her position as President and Chief Executive Officer effective December 14, 2007 and from our Board of Directors on February 2, 2008.

NAME	AGE	POSITION
John M. Hill	57	President,(1)(2) Chief Executive Officer, (1)(2) and Director(1)(2)
Robert J. Landis	48	Chairman of the Board of Directors, (1)(2) Chief Financial Officer,(1)(2) and Treasurer(1)(2)
Paul Patti, Ph.D.	52	Vice President of Clinical Operations(2)
Steven Ramsland, Ed.D.	53	Chief Development Officer(2)
Mary Jane Johnson	57	Director(1)(2)
Steven R. Peskin, M.D.	51	Director(3)
Michel A. Sucher, M.D.	60	Director(3)
Michael Yuhas	56	Director(3)
Vijay Chevli	37	Director(4)(5)
Michael D. Bakst, Ph.D.	62	Director(6)

(1)	Comprehensive Care Corporation.
(2)	Comprehensive Behavioral Care, Inc. (principal operating subsidiary of the Company).
(3)	Appointed January 12, 2007 by the holder of our Series A Preferred Stock.
(4)	Appointed June 29, 2007 by our Board of Directors.
(5)	Mr. Chevli serves as our “Audit Committee Financial Expert” as that term is defined in the rules of the Securities and Exchange Commission.
(6)	Appointed October 5, 2007 by our Board of Directors.

JOHN M. HILL

John M. Hill began service as our President and Chief Executive Officer in January 2008, and was appointed as a director in February 2008. From 2005 until joining CompCare, Mr. Hill served as Director of Channel Sales for Healthmedia, Inc., an internet-based provider of behavior change services designed to increase compliance, reduce medical utilization and enhance productivity for health plans, employees, pharmaceutical companies and behavioral health organizations. From 2002 to 2005, Mr. Hill was Vice President of Ultrasis Group Plc., a London-based provider of web-based and computer-delivered interactive behavioral healthcare products and associated services. From 1998 to 2001, Mr. Hill had been with ValueOptions, a national managed behavioral healthcare company, where he served in a number of executive roles, including President. Mr. Hill earned a Bachelor of Science degree in Psychology from Towson State University in Towson, Maryland, and attended the University of Maryland and Johns Hopkins University for graduate level education in Social Work and Health Administration.

ROBERT J. LANDIS, CPA, MBA

Mr. Landis has served as a director of the Company since April 1999, as Chairman of our Board of Directors since January 2000 and as our Chief Financial Officer and Treasurer since July 1998. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization, from November 1988 to July 1998. Mr. Landis also serves on the Board of Directors and on the audit committee of Global Axcess Corporation, a company that owns and operates automatic teller machines, whose common stock is publicly traded on the Over-The-Counter Bulletin Board. Further, Mr. Landis serves on the Board of Directors and on the audit committee of Nyer Medical Group, Inc., a publicly-traded company engaged in the ownership and operation of pharmacies. Mr. Landis, a Certified Public Accountant, received a Bachelor’s Degree in Business Administration from the University of Southern California and a Master’s Degree in Business Administration from California State University at Northridge.

PAUL PATTI, Ph.D.

Dr. Patti has been employed by the Company since July 2003. He was promoted to Vice President of Clinical Operations in January of 2004. In this role, Dr. Patti manages all aspects of clinical protocol development and delivery of behavioral health services. Dr. Patti is a licensed psychologist with over 20 years of managed care and clinical experience. Prior to joining the Company, Dr. Patti was Vice President of Operations for Horizon Behavioral Health from 2001 to 2003, Director of Outpatient Services for University Behavioral HealthCare from 2000 to 2001, and Vice President of Clinical Services for Integra from 1997 to 1999. Dr. Patti received a Bachelor of Arts Degree from Cornell University in 1977 and a Doctorate Degree in Clinical Psychology from Long Island University in 1986.

STEVEN RAMSLAND, Ed.D.

Dr. Ramsland has served as our Chief Development Officer since April 2007. In this role, Dr. Ramsland directs all aspects of our strategic marketing and sales efforts. From 2004 to 2007, he held the position of Vice President, Sales, Marketing, and Development with United Behavioral Health, a subsidiary of UnitedHealth Group. In this position Dr. Ramsland specialized in marketing behavioral health and disease management services to prospective public sector clients. Prior to United Behavioral Health, Dr. Ramsland was the Vice President, Government Programs for FHC Health Systems/Value Options, where he was a senior business development manager focusing on the marketing of managed behavioral healthcare services to health plan and governmental payers from 1997 to 2004. Dr. Ramsland has a Bachelor of Arts degree in Psychology and English from Trinity College, a Master of Arts degree in Clinical Psychology from Duquesne University, and a Doctor of Education degree in Counseling Psychology from Rutgers University.

MICHAEL D. BAKST, Ph.D.

Dr. Bakst was appointed to our Board of Directors on October 5, 2007. Dr. Bakst is currently a professor and instructor in the Department of Human Behavior and Department of Business at the College of Southern Nevada in Las Vegas, Nevada where he teaches undergraduate courses in psychology and business. Dr. Bakst is also a consultant focusing on business performance, patient care, clinical services, and profitability. Dr. Bakst’s work experience additionally includes over 30 years of service in hospital senior management positions, including 25 years as Chief Executive Officer of an acute care hospital in Ventura, California. Dr. Bakst earned a Bachelor of Arts degree in Business from Hofstra University in Hempstead, New York, an MBA from The George Washington University in Washington, D.C., and a Doctorate in Counseling Psychology from Heed University in Hollywood, Florida.

VIJAY A. CHEVLI

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

STEVEN R. PESKIN, M.D.

Dr. Peskin has served as a director of the Company since January 2007. He is currently the Chief Medical Officer of MediMedia USA. In addition, Dr. Peskin serves as an Assistant Clinical Professor of Medicine at the University of Medicine and Dentistry of New Jersey. Prior to joining MediMedia, and from September 2003 to June 2005, Dr. Peskin was Chief Executive Officer of Pharmaceutical Research Plus, a firm specializing in patient recruitment and retention for clinical trials. He was previously Founder, President, and Chief Operating Officer of Nelson Managed Solutions, a managed care consulting and marketing services agency from July 1995 through August 2003. Dr. Peskin’s professional experience also includes the positions of National Medical Director for Managed Care at John Hancock and Vice President and Senior Medical Director for CIGNA® in Texas and PacifiCare® in Oklahoma. He earned his MD at Emory University School of Medicine and his Masters Degree in Business Administration at Massachusetts Institute of Technology-Sloan School of Management, with a concentration in health care management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director or greater than 10% stockholder of our outstanding common stock must file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely upon a review of Section 16(a) reports furnished to us, we believe all such entities or persons subject to the Section 16(a) reporting requirements have complied with applicable filing requirements during 2007, with the exception of the following:

Name	Filing capacity	Form type	Number of late reports	Number of transactions not reported timely
Steven Ramsland	Officer	3	1	0
Steven R. Peskin, M.D.	Director	3	1	0
Michel A. Sucher, M.D.	Director	3	1	0
Michael Yuhas	Director	3	1	0
Harry Ross	10% owner	4	1	1

Form 3 reports for Messrs. Ramsland, Peskin, Sucher, and Yuhas were filed late due to administrative oversight.

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

Audit Committee

At December 31, 2007, our Audit Committee consists of Vijay Chevli (chairman), Steven R. Peskin, M.D., and Michael D, Bakst. The Board of Directors has determined that all members of the Committee were independent as defined in Section 121(A) of the American Stock Exchange’s listing standards and that Mr. Chevli qualifies as an “audit committee financial expert,” as defined by Item 401(h)(2) of Regulation S-K. The Audit Committee held four meetings during the year ended December 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

We believe our long-term success is dependent on a leadership team with the integrity, skills, and dedication necessary to oversee a growing organization on a day-to-day basis. In addition, the leadership team must have the vision to anticipate and respond to future market and regulatory developments. Our executive compensation program is designed to enable us to attract, motivate and retain a senior management team with the collective and individual abilities to meet these challenges. The program’s primary objective is to align executives’ efforts with the long-term interests of stockholders by enhancing our reputation, financial success and capabilities.

The primary components of executive compensation for each of our four named executive officers includes a base salary, provision for an annual incentive bonus, and provisions for the award of stock options. These components are designed, in the aggregate, to be competitive with comparable organizations and to align the financial incentives for the executives with the short and long term interests of stockholders.

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

We seek an appropriate relationship between executive pay and corporate performance. Executive officers are entitled to customary benefits generally available to all Company employees, including group medical, dental and life insurance, and a 401(k) plan. We have employment agreements and severance arrangements with our key executive officers to provide them with the employment security and severance deemed necessary to retain them.

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

In addition to complying with the executive compensation policy and the requirements of applicable employment agreements, compensation for each of the executive officers during the year ended December 31, 2007 was based on the executive’s performance of his or her duties and responsibilities, the performance of the Company, both financial and otherwise, and the success of the executive in managing, developing and executing our business development, sales and marketing, financing and strategic plans, as appropriate.

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

During 2007, our Chief Executive Officer was eligible to receive an annual performance bonus calculated as the greater of $25,000 or 2 1/2% of the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), except that no bonus would have been paid in the event that EBITDA was calculated to be a loss. The calculation of EBITDA includes any expense from the performance bonus.

During 2008, our new Chief Executive Officer will be eligible to earn an annual performance based bonus of up to 150% of base salary for the achievement of Company financial objectives and individual non-financial objectives as defined by our Board of Directors.

Our Chief Financial Officer is eligible to receive an annual performance bonus calculated as the greater of $20,000 or 2 1/2% of the Company’s EBITDA. The calculation of EBITDA will include any expense from the performance bonus, and no bonus will be paid in the event that EBITDA is calculated to be a loss. The Compensation Committee reserves the right to increase the performance bonus in the case of exceptional performance.

The Chief Development Officer is eligible to earn sales commissions for achievement of annually established targets for obtaining new business. The Vice President of Clinical Operations may receive an annual cash bonus as determined by the Compensation Committee in its sole discretion. Criteria for earning such a bonus are yet to be established.

Stock, stock options, and similar equity instruments. Equity participation is a key component of our executive compensation program. Under our 2002 Incentive Compensation Plan (“the Plan”), as amended, we are permitted to award our common stock, stock options, stock appreciation rights, restricted stock, and restricted stock units to officers, employees, and consultants. To date, stock options have been the sole means of providing equity participation. Options are designed to retain executive officers and motivate them to enhance stockholder value by aligning their financial interests with those of our stockholders. Stock options are intended to enable us to attract and retain key personnel and provide an effective incentive for management to create stockholder value over the long term since the option value depends on appreciation in the price of our common stock.

The employment contract of our former Chief Executive Officer specified that she receive an annual grant of 25,000 stock options. Our Chief Financial Officer’s employment agreement requires the same annual stock option award. Such options are awarded without regard to company or individual performance and are typically granted on the date of the

Company’s Annual Meeting. Our new Chief Executive Officer was granted 100,000 options on his start date and will receive an additional 50,000 options on the first and second anniversaries of his employment date. The Chief Development Officer and Vice President of Clinical Operations are eligible to receive stock options at the time options are granted to employees, which customarily occurs on the date of our Annual Meeting. In certain instances, stock options may be granted to executive officers upon hiring as part of an employment package intended to attract top candidates. In the past we have not timed stock option grants in coordination with the release of material nonpublic information, nor do we plan to do so in the future. Stock option grants to employees are at the discretion of the Compensation Committee, which utilizes recommendations from management in determining awards. Stock option exercise prices are determined in accordance with the Plan, which specifies that the exercise price will be equal to fair market value of a share of our common stock on the date of grant. Such grants provide an incentive for our executives and other employees to increase our market value, as represented by our market price, as well as serving as a method for motivating and retaining our executives.

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

We may offer relocation assistance to attract and facilitate the addition of an executive officer to our management team. Such assistance will typically comprise reimbursements for travel, temporary housing costs and general moving costs. These reimbursements may or may not be included in the compensation of the executive officer, depending on compliance with certain rules of the IRS.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers during the 2007 calendar year.

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)		Other ($)		Total ($)
Mary Jane Johnson	2007	220,001	25,000	(3)	29,053	—		424,183	(5)	698,237
President and Chief Executive Officer

Robert J. Landis	2007	190,000	20,000	(3)	29,053	—		7,892	(6)	246,945
Chairman, Treasurer and Chief Financial Officer

Paul Patti, Ph.D.	2007	119,192	—		—	—		3,158	(7)	122,350
Vice President of Clinical Operations

Steven Ramsland, Ed.D. (8)	2007	86,154	—		8,983	10,500	(4)	—		105,637
Chief Development Officer

(1)	Amounts shown are for the 2007 calendar year.
(2)	Amounts reflect compensation expense recognized in our financial statements during calendar 2007 for stock option awards in calendar 2007 and in previous years calculated in accordance with SFAS 123R “Share-Based Payment.” As such, these amounts do not correspond to the compensation actually realized by each officer. Amounts have not been reduced by estimates of forfeitures related to service based vesting conditions, and are computed using the Black-Sholes option pricing model, which incorporates various assumptions about volatility, expected dividend yield, expected life, and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 15 “Preferred Stock, Common Stock, and Stock Option Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options. There were no forfeitures during calendar 2007 by executive officers.
(3)	Amount represents an annual performance cash bonus paid in accordance with the executive officer’s employment agreement relating to the fiscal year ended May 31, 2006.
(4)	Amount is an advance of future sales commissions to be earned.
(5)	Amount is comprised of $666 of Company matching contributions to the executive officer’s defined contribution plan, $6,500 in auto allowances, $7,017 of unused vacation paid out at termination, and $410,000 of severance benefits accrued in 2007 and paid in 2008.
(6)	Represents an auto allowance of $6,500 and $1,392 in Company matching contributions to the executive officer’s defined contribution plan.
(7)	Amount represents an auto allowance of $2,600 and Company matching contributions to the executive officer’s defined contribution plan of $558.
(8)	Mr. Ramsland’s employment with us commenced on April 16, 2007.

Executive Employment Agreements

Chief Executive Officer

Our former CEO’s employment agreement provided for a salary of $205,000 per annum and included provisions for an annual performance bonus based on our EBITDA. Ms. Johnson received a base salary of $205,001 in 2007 plus a $15,000 payment compensating her for salary foregone in prior years resulting from cost cutting initiatives. Ms. Johnson was provided an auto allowance of $250 biweekly as well as a policy of life insurance. In addition, we paid for a portion of Ms. Johnson’s health insurance and other group insurance premiums in accordance with our general benefit guidelines covering all full-time employees. Ms. Johnson did not receive a grant of stock options during 2007.

We have executed an offer letter with our new CEO, Mr. John M. Hill, that was effective with his starting date of January 14, 2008 and is for a term of three years. Mr. Hill will receive a base salary of $205,000 per annum and is eligible to earn an annual performance based incentive bonus of up to 150% of base salary for the achievement of our financial objectives and individual non-financial objectives as defined by our Board of Directors. In addition, we will pay for a portion of Mr. Hill’s health insurance and other group insurance premiums in accordance with the Company’s general benefit guidelines covering all full-time employees. A biweekly auto allowance of $250 will also be provided. Mr. Hill’s offer letter further states that he will be granted 100,000 stock options upon his start date. One–half of such options will vest one year from his start date and the remainder will vest two years after his start date. Provisions for the granting of 50,000 additional options on the first and second anniversaries of Mr. Hill’s start date are also included in the offer letter. In order to facilitate Mr. Hill’s relocation to the vicinity of our corporate headquarters, we will provide Mr. Hill with relocation assistance to cover travel, temporary housing, and general moving costs to a maximum of $50,000.

Chief Financial Officer

We entered into an employment agreement with Robert J. Landis effective February 1, 2003, which was amended on June 14, 2005. The agreement was originally effective through May 31, 2006, but has been automatically renewed and extended until May 31, 2009 in accordance with two available 18 month extensions under the contract. Mr. Landis’ employment agreement provides for a salary of $185,000 per annum and includes an annual performance bonus based on the Company’s EBITDA. Mr. Landis received a base salary of $185,000 in 2007 plus a $5,000 payment compensating him for salary foregone in prior years under cost cutting initiatives. In addition, we pay for a portion of Mr. Landis’ health insurance and other group insurance premiums in accordance with our general benefit guidelines covering all full-time employees. Mr. Landis is also provided with a policy of life insurance and a $250 biweekly auto allowance. Mr. Landis is additionally eligible to receive a special transaction bonus should the company merge with or into another entity in which the Company is not the surviving entity, or if we sell all or substantially all of our assets and the special transaction is $5.0 million or greater. The special transaction bonus shall be an amount equal to 1% of the special transaction value in excess of $5.0 million. Coincident with our annual meetings of stockholders, Mr. Landis is granted options to purchase 25,000 shares of our common stock. The options will bear an exercise price of the fair market value of our stock on the date of grant and will vest in accordance with terms determined by the Compensation Committee. No such stock options were granted to Mr. Landis in 2007.

Other Executive Officers

The annual base salary for Dr. Patti is currently set at $120,000. Dr. Patti is eligible to receive a cash bonus and other additional compensation, the amount and timing of which is at the discretion of the Compensation Committee. During calendar 2007, Dr. Patti did not receive a grant of stock options.

Dr. Ramsland is compensated at the rate of $140,000 per annum, and is eligible to receive commissions on sales of our behavioral healthcare services. In July 2007, Dr. Ramsland was granted stock options to purchase 20,000 shares of our stock pursuant to a provision in his pre-hiring offer letter. The options have an exercise price equal to the fair market value of the stock on the date of grant and will vest in 50% increments beginning six months after the grant date.

Confidentiality agreements

We require that each employee, including all officers, sign a confidentiality agreement stating that as long as the employee works for us, and after the employee’s termination for any reason, the employee may not disclose in any manner our proprietary confidential information.

Indemnification matters

In connection with our indemnification program for executive officers and directors, Mr. Hill, Ms. Johnson, Mr. Landis, Dr. Patti, and Dr. Ramsland, as well as ten current, key management employees, directors, or subsidiary directors, eighteen former directors, and fourteen former executive officers, are entitled to indemnification. We consider it desirable to provide each indemnitee with specified assurances that we can and will honor our obligations under the Indemnification Agreements, including a policy of insurance to provide for directors and officers liability coverage.

Grants of Plan Based Awards

The table below sets forth information with respect to options granted to our named executive officers during calendar 2007.

Name and Principal Position	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise Price ($/share)(1)	Grant Date Fair Value of Option Awards($)(2)
Steven Ramsland	07/02/07	20,000	1.12	18,064
Chief Development Officer

(1)	The options to purchase our common stock are exercisable at a price equal to the closing price of the stock on the date of grant.
(2)	The grant date fair value of stock options is calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected life of the options and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 15 “Preferred Stock, Common Stock, and Stock Option Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options.

Outstanding Equity Awards at Year-end

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2007.

Name	Number of shares underlying unexercised options		Option	Option
	Exercisable (#)	Unexercisable (#)	Exercise Price ($)	Expiration Date
Mary Jane Johnson	20,000	—	4.0000	12/14/08
	75,000	—	0.5625	07/06/09
	75,000	—	0.2656	01/14/10
	50,000	—	0.2500	01/02/11
	25,000	—	0.5100	11/07/12
	25,000	—	1.4000	02/07/13
	25,000	—	1.7000	01/23/14
	25,000	—	1.4500	03/11/15
	25,000	—	1.7800	10/28/15
	25,000	—	1.8000	11/17/16

Total	370,000	—

Robert J. Landis	65,625	—	4.0000	12/14/08
	75,000	—	0.5625	07/06/09
	50,000	—	0.2500	01/02/11
	25,000	—	0.5100	11/07/12
	25,000	—	1.4000	02/07/13
	25,000	—	1.7000	01/23/14
	25,000	—	1.4500	03/11/15
	25,000	—	1.7800	10/28/15
	25,000	—	1.8000	11/17/16

Total	340,625	—

Paul Patti	10,000	—	2.1600	11/18/13
	7,500	—	1.1000	10/05/14
	5,000	—	1.7800	10/28/15

Total	22,500	—

Steven Ramsland	—	20,000	1.1200	07/02/17

Total	—	20,000

Option Exercises and Stock Vested

There were no stock options exercised by any of our named executive officers during the year ended December 31, 2007. We have not issued restricted stock, restricted stock units, or similar instruments.

Potential Payments upon Termination or Change in Control

Potential payments upon termination

The following summarizes the payments and benefits the named executive officers received, or would have been entitled to if their employment with us had terminated during 2007.

Our former CEO, Mary Jane Johnson, resigned effective December 14, 2007 for health reasons. Her resignation occurred within one year of the change in control that occurred January 12, 2007, which according to her employment agreement, entitled her to a severance payment equal to twice her annual salary, or $410,000. We made such payment in January 2008. Other benefits, such as health insurance and disability coverages, ceased at Ms. Johnson’s termination date.

If Mr. Landis’ employment is terminated for cause, his salary will paid through the date of termination, with no further payments of any type due. Should we not renew his employment contract, he will be paid a severance payment equal to two years’ base salary, or $370,000. In addition, commencing upon the expiration of his employment agreement, we will continue to provide him and his dependents with healthcare insurance coverage for 18 months, valued at approximately $15,000. If Mr. Landis becomes totally disabled such that he is unable to substantially perform his duties, or if he is terminated without cause, he will receive an amount equal to the greater of the balance of his base salary for the remainder of his employment term or two years base salary. Should we materially curtail or diminish his duties and responsibilities, and Mr. Landis provides the Company with 60 days notice that he elects to terminate his employment, he will receive the greater of two years’ base salary or the balance of his base salary for the remainder of his employment term.

Should Dr. Patti’s employment be terminated for cause, or if he becomes permanently disabled, his salary will be paid through the date of termination, with no further payments of any type due. If Dr. Patti is terminated without cause, he will be entitled to receive one month’s base salary for each year of service with the Company, to a maximum of three months.

If Dr. Ramsland’s employment is terminated for cause, or if he becomes permanently disabled, his salary will be paid through the date of termination, with no further payments of any type due.

Potential payments upon change in control

In the event of a change in control, Mr. Landis, at his sole discretion, may elect to terminate his employment at any time within one year. Upon his election to resign, he will receive a lump sum severance payment equal to two times his base salary, or $370,000. Dr. Patti will receive a payment equal to three months of his base salary, or $30,000, if he is terminated by us without cause within three months of the date of a change in control. Unvested stock options for all employees, including named executives, would vest immediately upon a change in control.

Director Compensation

The following table provides information regarding compensation paid to non-employee directors during the twelve-month period ended December 31, 2007.

Name	Fees Paid In Cash ($) (1)	Fees Earned ($) (1)	Option Awards ($) (2)	Total ($)(8)
Former directors:

Eugene L. Froelich (3)	40,000	36,667	(4,645)	32,022
Robert Parker (4)	—	36,667	(6,798)	29,869
David P. Schuster (5)	—	36,667	2,727	39,394
Barry A. Stein, Ph.D. (4)	—	36,667	(6,470)	30,197
Peter Jesse Walcott (4)	—	36,667	(6,470)	30,197

Name	Fees Paid In Cash ($)	Fees Earned ($) (6)	Option Awards ($) (7)	Total ($)(8)
Current directors:

Steven R. Peskin, M.D.	15,750	15,750	9,531	25,281
Michel Sucher, M.D.	14,500	14,500	9,531	24,031
Michael Yuhas	15,750	15,750	9,531	25,281
Vijay Chevli	11,250	13,125	9,531	22,656
Michael D. Bakst, Ph.D.	3,125	3,125	3,104	6,229

(1)	In December 2006, the Board of Directors instituted a cash compensation plan for non-employee directors whereby each non-employee director would be paid $40,000 in advance for services over the next 12 months, beginning with December 2006. The fees were earned monthly at the rate of $3,333 per month. Four of the five directors received payment of the annual retainer in December 2006, while Mr. Froelich received payment in January 2007.
(2)	Amounts reflect compensation expense recognized in our financial statements during calendar 2007 resulting from grants of stock options to non-employee directors in 2007 and in previous years. As such, these amounts do not represent compensation actually realized by each director during the year. The options were granted in accordance with our Non-employee Directors’ Stock Option Plan, as amended, which specifies that the options would vest equally over five years and would have an exercise price calculated as the average of the bid and ask price of a share of the Company’s stock on the day prior to the date of the grant date. The grant date fair value of the stock options, which were granted in 2006, was $55,277 for each director. At December 31, 2007, no options were held by former directors. Bracketed amounts in this column result from reversal of amounts previously recognized as expense on unvested options that were forfeited due to the resignation of the director. Fair value was calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected life of the options and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 15 “Preferred Stock, Common Stock, and Stock Option Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options.
(3)	Resigned January 17, 2007.
(4)	Resigned January 12, 2007 as the result of a change in control of the Company.
(5)	Resigned June 25, 2007.
(6)	Amounts represent fees earned for service as a director on our Board of Directors and as a member of one or more Board committees. Fees are paid quarterly in advance.

(7)	Amounts reflect compensation expense recognized in our financial statements during calendar 2007 resulting from grants of stock options to non-employee directors in 2007. As such, these amounts do not represent compensation actually realized by each director during the year. Fair value was calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected life of the options and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 15 “Preferred Stock, Common Stock, and Stock Option Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options. Outstanding stock option awards, by non-employee director as of December 31, 2007, were as follows:

Name:	Options Outstanding (#)	Aggregate Grant Date Fair Market Value of Options Outstanding
Steven R. Peskin, M.D.	25,000	$19,167
Michel Sucher, M.D.	25,000	19,167
Michael Yuhas	25,000	19,167
Vijay Chevli	25,000	19,167
Michael D. Bakst, Ph.D.	25,000	14,753

(8)	The Total Column is the sum of the Fees Earned column and the Option Awards column, which is the total expense recognized in our financial statements.

Members of the Board of Directors who are also officers or employees of the Company receive no compensation for serving as directors. Effective June 29, 2007, non-employee directors are compensated with a $15,000 annual retainer and an annual award of 15,000 stock options. Additionally, non-employee directors serving as a chairman of a Board committee are further compensated as follows:

Committee:	Annual Retainer
Audit Committee	$7,500
Compensation Committee	2,500
Nominating and Corporate Governance Committee	2,500
Special Committee (if convened)	7,500

Limitations on the deductibility of compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), places a limit of $1.0 million on the amount of compensation that we can deduct in any one year with respect to each of our five most highly paid executive officers. However, certain performance-based compensation as defined by Section 162(m) of the Tax Code is not subject to the deduction limit. The Board of Directors believes that all anticipated compensation during the seven-month stub tax period ending December 31, 2007 will satisfy the requirements of Section 162(m) of the Tax Code and, as such, would be deductible for federal income tax purposes. Further, our Compensation Committee believes that the deductibility of officer compensation in excess of the $1.0 million threshold is not likely to be an issue for us to address in the foreseeable future.

Compensation committee interlocks and insider participation

No member of the Compensation Committee was at any time during the past year an officer or employee of the Company, was formerly an officer of the Company or any of our subsidiaries, or had any employment relationship with us.

During 2007, none of our executive officers served as:

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this annual report on Form 10-K with management and based on such discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included herein.

Submitted by the Compensation Committee:

Michael Yuhas, Chairman
Michel Sucher, M.D.
Vijay A. Chevli

Dated: March 11, 2008

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes share and exercise price information with respect to the Company’s equity compensation plans (including individual compensation arrangements) under which equity securities of Comprehensive Care Corporation are authorized for issuance as of December 31, 2007:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,070,375	$1.27	1,276,668
Equity compensation plans not approved by shareholders*	406,000	1.78	—

Total	1,476,375	$1.41	1,276,668

*	Consists of 100,000 warrants to purchase common stock of the Company issued in prior fiscal years to three consultants for their services to the Company, which included public and investor relations and web site development services. In addition, 306,000 warrants to purchase common stock of the Company were issued in a prior fiscal year to two consultants and two employees as compensation for introducing strategic business partners to the Company. All such warrants were issued in lieu of cash compensation and have five-year terms with exercise prices ranging from $1.09 to $5.00.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of February 29, 2008, the name, address, stock ownership and voting power of each person or group of persons known by us who is not a director or a named executive officer of the Company to own beneficially more than 5% of the outstanding shares of our common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name And Address of Beneficial Owner	Shares Beneficially Owned		Percent of Common Stock Outstanding
Harry Ross 3622 Reeves Road, Ojai, CA 93023	1,000,000	(1)	13.0%
Woodcliff Healthcare Investment Partners LLC 11150 Santa Monica Blvd., Ste. 1500, Los Angeles, CA 90025	5,974,458	(2)	50.05%

(1)	Information obtained from Form 13G/A dated December 31, 2007, filed by Mr. Ross on February 13, 2008.
(2)

Represents 1,739,130 common shares and 4,235,328 shares of common stock reserved for issuance upon conversion of the Series A Preferred Stock that was issued on June 14, 2005. Woodcliff is a wholly-owned subsidiary of Hythiam, Inc. This information was obtained from Form 13D/A filed January 19, 2007.

Security Ownership of Management

The following table sets forth, as of February 29, 2008, information concerning the beneficial ownership of common stock by each director of the Company and the named executive officers listed in the Summary Compensation Table included elsewhere herein, and all directors and executive officers as a group. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has, or shares, the power to vote such securities or to direct their investment. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Common Stock Outstanding
Robert J. Landis (1)	447,625	5.6%
Mary Jane Johnson(2)	390,000	4.8%
Paul Patti (3)	22,500	*
Steven E. Ramsland, Ed.D. (4)	10,000	*
Steven R. Peskin, M.D. (5)	12,500	*
Michel Sucher, M.D. (5)	12,500	*
Michael Yuhas(5)	12,500	*
Vijay A.Chevli(5)	12,500	*
Michael D. Bakst, Ph. D. (6)	12,500	*
John M. Hill (7)	0	*
All directors and executive officers as a group (10 persons)	932,625	11.0%

*	Less than 1%.
(1)	Includes 107,000 shares of common stock held directly and 340,625 shares subject to options that are presently exercisable or exercisable within 60 days of February 29, 2008.
(2)	Includes 20,000 shares of common stock held directly and 370,000 shares subject to options that are presently exercisable or exercisable within 60 days of February 29, 2008.
(3)	Includes 22,500 shares subject to options that are presently exercisable.
(4)	Includes 10,000 shares subject to options that are presently exercisable. Excludes 10,000 options that are not exercisable within 60 days of February 29, 2008.
(5)	Includes 12,500 shares subject to options that are presently exercisable. Excludes 12,500 options that are not exercisable within 60 days of February 29, 2008.
(6)	Includes 12,500 shares subject to options that are exercisable within 60 days of February 29, 2008. Excludes 12,500 options that are not exercisable within 60 days of February 29, 2008.
(7)	Excludes 100,000 shares subject to options that are not presently exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In August 2005, our principal operating subsidiary, CBC, entered into a marketing agreement with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Two shareholders of HAN were each members of Woodcliff, the owner of a controlling interest in us. On January 12, 2007, the members of Woodcliff sold 100% of their outstanding membership interests in Woodcliff to Hythiam. For the years ended December 31, 2007 and 2006, CBC paid HAN $60,000 and $85,500, respectively, under this agreement.

In February 2006, CBC entered into an agreement with Hythiam whereby we would have the exclusive right to market Hythiam’s substance abuse disease management program to CBC’s current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, we will pay Hythiam license and service fees for each enrollee who is treated. There were no transactions resulting from this agreement during the year ended December 31, 2007, the seven months ended December 31, 2006, or the twelve months ended May 31, 2006.

During 2007, CBC contracted with Integra Health Management, Inc. (“IHM”), a company that provides behavioral and medical health management and consultative services to healthcare payers. IHM was founded by one of our directors, Michael Yuhas, who also serves as its current Chief Executive Officer. During the year ended December 31, 2007, CBC paid IHM $28,212 for monitoring and care coordination of intensive case management patients. In addition, Integra provided $15,000 of information technology consulting services to CBC.

We have accelerated our Sarbanes-Oxley Act compliance efforts in order to meet management attestation requirements for financial reporting internal controls as of December 31, 2007. Hythiam has paid for consulting services to accomplish our management review of such internal controls. Because this effort has benefited us, we will reimburse Hythiam a portion of the cost. In addition we have benefited by being included under certain of Hythiam’s insurance policies. At December 31, 2007, $80,000 is included in accounts payable and accrued liabilities to cover expected reimbursements to Hythiam for these costs.

During the year ended December 31, 2007, two executive officers served on our Board of Directors and also on the Board of Directors for each of our wholly-owned subsidiary corporations.

Director Independence

Although we are not listed on the American Stock Exchange, we have used the definition of “independent” set forth in Section 121(A) of the American Stock Exchange listing standards for the purpose of determining the independence of our directors and members of a committee of our Board of Directors. Such standards define an independent director, generally, as one who is not employed by the Company, receives no compensation other than as a director, is not related to a Company officer, and is not an officer or owner of a business having transactions with us that exceed five percent of our gross revenues.

The following is a list of individuals that served as a director at any point during the twelve-month period covered by this report and that were considered independent:

Michael D. Bakst, Ph.D.

Vijay Chevli

Eugene Froelich

Robert Parker

Steven R. Peskin, M.D.

David Schuster

Barry A. Stein, M.D.

Peter Jesse Walcott

Michel Sucher, M.D.

Michael Yuhas

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

Audit Fees. The aggregate fees billed by KRMT for the audit of our annual consolidated financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q for the year ended December 31, 2007 were $95,450. The aggregate fees billed by KRMT for professional services rendered in connection with the audit of our consolidated financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q during the seven month transition period ended December 31, 2006 were $80,450. The aggregate fees billed by KRMT for the audit of our annual consolidated financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal year ended May 31, 2006 was $68,950.

Audit-Related Fees. The aggregate fees billed by KRMT for assurance and related services related to the performance of the audit or review of the Company’s consolidated financial statements and not described above under “Audit Fees” were $20,500 for the year ended December 31, 2007, $14,700 for the seven months ended December 31, 2006, and $21,500 for the fiscal year ended May 31, 2006. Audit-related services principally include audits of certain of our subsidiaries and our 401(k) plan.

Tax Fees. During the year ended December 31, 2007, KRMT billed $31,690 to the Company for preparing the Company’s tax returns for the tax year ended May 31, 2007. For the seven months ended December 31, 2006, KRMT billed $26,575 for preparing the Company’s fiscal 2006 tax returns. During fiscal 2006, KRMT billed $26,850 for preparing the Company’s fiscal 2005 tax returns.

All Other Fees. The aggregate fees billed by KRMT for professional services other than services described under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above were $1,650 for the year ended December 31, 2007, primarily for the furnishing of records to the independent auditors of Hythiam. During the seven months ended December 31, 2006, such fees were $4,675 for assurance services related to a bond indenture. During fiscal 2006, KRMT billed $4,000 for agreed upon procedures relating to a private placement transaction.

The Audit Committee does not believe the provision of non-audit services by the independent accountant impairs the ability of such accountant to maintain independence with regard to the Company.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During the year ended December 31, 2007, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements - Included in Part II of this report:
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets, December 31, 2007 and 2006
		Consolidated Statements of Operations for the year ended December 31, 2007, the seven months ended December 31, 2006 and fiscal years ended May 31, 2006 and 2005
		Consolidated Statements of Stockholders’ Deficit for the year ended December 31, 2007, the seven months ended December 31, 2006 and the fiscal years ended May 31, 2006 and 2005
		Consolidated Statements of Cash Flows for the year ended December 31, 2007, the seven months ended December 31, 2006, and the fiscal years ended May 31, 2006 and 2005
		Notes to Consolidated Financial Statements

	2.	Consolidated Financial Statement Schedules: None.

		Other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

	3.	Exhibits:

Exhibit Number	Description and Reference
3.1	Restated Certificate of Incorporation as amended on November 3, 2005 and March 23, 2006. (15)

3.2	Amended and Restated Bylaws, as amended July 20, 2000. (7)

3.3	Bylaw amendment. (5)

3.4	Bylaw amendment, effective October 28, 2005. (14)

3.5	Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock of Comprehensive Care Corporation. (5)

4.1	Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible Subordinated Debentures. (1)

4.2	Form of Common Stock Certificate. (11)

10.1	Form of Stock Option Agreement. *(2)

10.2	Form of Indemnity Agreement as amended March 24, 1994. *(3)

10.3	Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998. (8)

10.4	Amended and Restated Non-Employee Directors’ Stock Option Plan. *(4)

10.5	Amendment No. 1 to Comprehensive Care Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, effective as of March 23, 2006.*(15)

10.6	Employment Agreement as amended February 7, 2003 between the Company and Robert J. Landis. *(6)

10.7	Employment Agreement amendment dated June 14, 2005 between the Company and Robert J. Landis. *(5)

10.8	Employment Agreement waiver dated June 14, 2005 between the Company and Robert J. Landis. *(5)

10.9	Employment Agreement as amended February 7, 2003 between the Company and Mary Jane Johnson. *(6)

10.10	Employment Agreement amendment dated June 14, 2005 between the Company and Mary Jane Johnson. *(5)

10.11	Employment Agreement waiver dated June 14, 2005 between the Company and Mary Jane Johnson.*(5)

10.12	Employment Agreement dated June 3, 2002 between the Company and Thomas C. Clay. *(9)

10.13	Comprehensive Care Corporation 2002 Incentive Plan as amended. *(10)

10.14	Stock Purchase Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (5)

10.15	Registration Rights Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (5)

10.16	Marketing Agreement by and between the Company and Health Alliance Network, Inc. (12)

10.17	Sublease Agreement dated May 22, 2006 between Comprehensive Behavioral Care, Inc. and AT&T Corporation (13)

14.1	Code of Business Conduct and Ethics (Revised) (filed herewith).

21.1	List of the Company’s active subsidiaries (filed herewith).

23.1	Consent of Kirkland, Russ, Murphy & Tapp P.A. (filed herewith).

31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.
(1)	Filed as an exhibit to the Company’s Form S-3 Registration Statement No. 2-97160.
(2)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.
(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1994.
(4)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.
(5)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.
(6)	Filed as an exhibit to the Company’s Form 8-K dated February 7, 2003.
(7)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2000.
(8)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.
(9)	Filed as an exhibit to the Company’s Form 8-K dated June 7, 2002.
(10)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.
(11)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.
(12)	Filed as an exhibit to the Company’s Form 8-K, dated August 3, 2005.
(13)	Filed as an exhibit to the Company’s Form 8-K, dated May 26, 2006.
(14)	Filed as an exhibit to the Company’s Form 8-K, dated November 3, 2005.
(15)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 17, 2008.

COMPREHENSIVE CARE CORPORATION

By	/s/ JOHN M. HILL
John M. Hill
President and Chief Executive Officer (Principal Executive Officer)

By	/s/ ROBERT J. LANDIS
Robert J. Landis
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN M. HILL	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 17, 2008
John M. Hill
/s/ ROBERT J. LANDIS	Chairman of the Board of Directors, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)	March 17, 2008
Robert J. Landis

/s/ MICHAEL D. BAKST	Director	March 17, 2008
Michael D. Bakst

/s/ VIJAY A. CHEVLI	Director	March 17, 2008
Vijay A. Chevli

/s/ STEVEN R.PESKIN	Director	March 17, 2008
Steven R. Peskin

/s/ MICHEL A. SUCHER	Director	March 17, 2008
Michel A. Sucher

/s/ MICHAEL YUHAS	Director	March 17, 2008
Michael Yuhas