Form 10-Q
period 2008-03-31
COMPREHENSIVE CARE CORP
filed 2008-05-12
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2008, there were 7,827,766 shares of registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,909	6,313
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	634	35
Other current assets	482	407

Total current assets	5,025	6,755

Property and equipment, net	327	333
Note receivable	10	17
Goodwill, net	991	991
Other assets	282	136

Total assets	6,635	8,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	1,605	1,918
Accrued claims payable	5,552	5,464
Income taxes payable	97	94

Total current liabilities	7,254	7,476

Long-term liabilities:
Long-term debt	2,244	2,244
Accrued reinsurance claims payable	2,526	2,526
Other liabilities	108	118

Total long-term liabilities	4,878	4,888

Total liabilities	12,132	12,364

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; 14,400 issued	720	720
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 7,827,766 and 7,702,766, respectively	78	77
Additional paid-in capital	57,703	57,637
Accumulated deficit	(63,998)	(62,566)

Total stockholders’ deficit	(5,497)	(4,132)

Total liabilities and stockholders’ deficit	$6,635	8,232

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Operating revenues	$9,333	8,701

Costs and expenses:
Healthcare operating expenses	9,739	8,263
General and administrative expenses	948	1,081
Recovery of doubtful accounts	—	(10)
Depreciation and amortization	40	38

	10,727	9,372

Operating loss before items shown below	(1,394)	(671)

Other income (expense):
Interest income	12	24
Interest expense	(47)	(47)

Loss before income taxes	(1,429)	(694)
Income tax expense	3	10

Net loss attributable to common stockholders	(1,432)	(704)

Net loss per common share – basic and diluted	$(0.19)	(0.09)

Weighted average common shares outstanding:
Basic	7,727	7,681

Diluted	7,727	7,681

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,432)	(704)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	40	38
Compensation expense – stock options issued	35	39
Non cash expense – stock issued	—	30

Changes in assets and liabilities:
Accounts receivable, net	(599)	20
Other current assets and other non-current assets	(221)	(16)
Accounts payable and accrued liabilities	(322)	209
Accrued claims payable	88	3,075
Accrued reinsurance claims payable	—	10
Income taxes payable	3	9
Other liabilities	—	(10)

Net cash (used in) provided by operations	(2,408)	2,700

Cash flows from investing activities:
Payment received on notes receivable	7	5
Additions to property and equipment, net	(22)	(32)

Net cash used in investing activities	(15)	(27)

Cash flows from financing activities:
Proceeds from the issuance of common stock	32	19
Repayment of debt	(13)	(13)

Net cash provided by financing activities	19	6

Net (decrease) increase in cash and cash equivalents	(2,404)	2,679
Cash and cash equivalents at beginning of period	6,313	5,543

Cash and cash equivalents at end of period	$3,909	8,222

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4	5

Income taxes	$—	4

Non-cash operating, financing and investing activities:
Property acquired under capital leases	$6	24

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 1 — DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements for Comprehensive Care Corporation (referred to herein as the “Company,” “CompCare,” “we,” “us” or “our”) and its subsidiaries have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent report on Form 10-K, from which the December 31, 2007 balance sheet has been derived.

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary Comprehensive Behavioral Care, Inc. (“CBC”) and subsidiaries. The Company, primarily through CBC, provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. We manage the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. We also provide prior and concurrent authorization for physician-prescribed psychotropic medications for a major Medicaid health maintenance organization (“HMO”) in Indiana and Michigan. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided primarily by unrelated vendors on a subcontract basis.

Our Board of Directors approved on May 21, 2007 a change in the Company’s fiscal year end from May 31 to December 31, effective December 31, 2006. The purpose of the change was to align the Company’s fiscal year end with that of Hythiam, Inc., which purchased a majority controlling interest in the Company through its purchase of Woodcliff Healthcare Investment Partners LLC (“Woodcliff”) in January 2007. In addition, a calendar year end coincides with that of our major Indiana client that provided approximately 40.2% of our revenues during 2007. The seven months ended December 31, 2006 was our transition period for financial reporting purposes.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we review member eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. Such agreements accounted for 97.4%, or $9.1 million, of revenue for the three months ended March 31, 2008 and 97.3%, or $8.5 million, of revenue for the three months ended March 31, 2007. The remaining balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.

Under our major Indiana contract, approximately $200,000 of our monthly revenue is dependent on our satisfaction of various monthly performance criteria. On a monthly basis we review our performance against the criteria and recognize the revenue monthly if all the specified performance targets were achieved.

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

At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, we generally have the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, we will submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended March 31, 2008, our review did not identify any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.

Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. During the three months ended March 31, 2008, we had no assets or liabilities that are required to be measured at fair value on a recurring basis. Therefore, the adoption of SFAS 157 did not impact our financial position or results of operations.

On January 1, 2008 we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. We chose not to measure at fair value our eligible financial assets and liabilities existing at March 31, 2008. Consequently, the adoption of SFAS No. 159 had no impact on our consolidated financial statements.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

In June 2005, we completed a private placement transaction with Woodcliff that constituted a “change of ownership” under IRS Section 382 rules, which impose limitations on the ability to deduct prior period net operating losses on current federal tax returns. As a result, our ability to use our net operating losses incurred prior to June 14, 2005 is limited to approximately $400,000 per year.

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

Stock Options

We issue stock options to our employees and non-employee directors allowing optionees to purchase the Company’s common stock pursuant to shareholder-approved stock option plans. We currently have two incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan, that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants. Grants issued under the plans may qualify as incentive stock options (ISOs) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of March 31, 2008, under the 2002 Incentive Plan, there were 465,000 options available for grant and there were 495,000 options outstanding, of which 300,000 are exercisable. Additionally, as of March 31, 2008, under the 1995 Incentive Plan, there were 265,375 options outstanding and exercisable. Effective August 31, 2005, the 1995 Incentive Plan terminated such that there are no further options available for grant under this plan.

We also have a non-qualified stock option plan for our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Director’s Compensation and Stock Option Committee. Upon joining the Board, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of the Company’s annual meeting. As of March 31, 2008, under the directors’ plan, there were 776,668 shares available for option grants and there were 125,000 options outstanding, of which 50,000 are exercisable.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

A summary of activity throughout the three months ended March 31, 2008 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,070,375	$1.27	4.91 years
Granted	185,000	$0.60
Exercised	(125,000)	$0.26
Forfeited or expired	(245,000)	$1.38

Outstanding at March 31, 2008	885,375	$1.24	6.19 years	—

Exercisable at March 31, 2008	615,375	$1.46	4.65 years	—

The following table summarizes information about options granted, exercised, and vested for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Options granted	185,000	—
Weighted-average grant-date fair value ($)	0.52	—

Options exercised	125,000	37,500
Total intrinsic value of exercised options ($)	50,080	13,160

Fair value of vested options ($)	47,367	74,923

A total of 185,000 options were granted to directors and employees during the three months ended March 31, 2008. Options for 125,000 shares were exercised during the three months ended March 31, 2008. Total intrinsic value (the difference between the exercise price of the option and the market value of our stock on the day of exercise) of exercised options during the three months ended March 31, 2008 was $50,080. For the three months ended March 31, 2007, 37,500 options with a total intrinsic value of $13,160 were exercised. Cash received from option exercise under all plans for the three months ended March 31, 2008 and 2007 was approximately $32,000 and $19,000, respectively. During the three months ended March 31, 2008, 245,000 stock options granted to one employee expired. We did not grant any stock options during the three months ended March 31, 2007.

At March 31, 2008, unrecognized compensation expense related to unvested stock options totaled $121,000, which we expect to recognize over the next eleven months. The net tax benefit attributable to stock-based compensation recorded during the three months ended March 31, 2008 was approximately $8,600, and was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

The following table lists the assumptions utilized in applying the Black-Scholes valuation model. We use historical data and management judgment to estimate the expected term of the option. Expected volatility is based on the historical volatility of our traded stock. We did not declare dividends in the past nor do we expect to do so in the near future, and as such we assume no expected dividend. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant. In the event that there is no risk-free rate with the same expected term, we extrapolate the rate from the U.S. Treasury yield curve. We did not grant any stock options during the three months ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007
Volatility factor of the expected market price of the Company’s common stock	125%	—
Expected life (in years) of the options	5-6	—
Risk-free interest rate	2.59%-3.24%	—
Dividend yield	0%	—

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

	Three Months Ended March 31,
	2008	2007
Numerator:
Net loss	$(1,432)	(704)
Denominator:
Weighted average shares – basic	7,727	7,681
Effect of dilutive securities:
Employee stock options	—	—
Warrants	—	—

Weighted average shares – diluted	7,727	7,681

Loss per share – basic and diluted	$(0.19)	(0.09)

Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, stock options, and warrants are as follows at March 31, 2008:

Convertible debentures(a)	15,051
Convertible preferred stock(b)	4,235,328
Outstanding stock options(c)	885,375
Outstanding warrants(d)	313,500
Possible future issuance under stock option plans	1,241,668

Total	6,690,922

(a)	The debentures are convertible into 15,051 shares of common stock at a conversion price of $149.09 per share.
(b)	The Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share.
(c)	Options to purchase our common stock have been issued to employees and non-employee directors with exercise prices ranging from $.25 to $4.00.
(d)	Warrants to purchase our common stock have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have five-year terms. Exercise prices for warrants remaining at March 31, 2008 range from $1.25 to $1.35.

NOTE 3 — LIQUIDITY

During the three months ended March 31, 2008, net cash used in operations totaled $2.4 million. Approximately $600,000 in cash was used to pay accrued claims payable relating to three contracts that terminated during the three months ended December 31, 2007, with minimal corresponding revenue in 2008. In addition, a severance payment of $410,000 was made to our former Chief Executive Officer. Cash used in investing activities is comprised of $22,000 in additions to property and equipment offset by $7,000 in proceeds from payments received on notes receivable. Cash provided by financing activities consists primarily of $32,000 in net proceeds from the issuance of common stock less payment of other liabilities of $13,000. At March 31, 2008, cash and cash equivalents amounted to $3.9 million. We believe we have sufficient working capital to sustain current operations and meet our current obligations during the remainder of 2008.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 4 — SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended March 31,
	2008	2007
Capitated contracts	$9,087	$8,467
Non-capitated contracts	246	234

Total	$9,333	$8,701

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

NOTE 5 — MAJOR CUSTOMERS/CONTRACTS

(1) We have contracts to provide behavioral health services to the members of a Medicare Advantage HMO in the states of Maryland and Pennsylvania. Revenues under the contracts accounted for $2.2 million, or 23.9%, and $0.8 million, or 9.6%, of our operating revenues for the three-month periods ending March 31, 2008 and 2007, respectively. The contracts are for an initial one-year term with automatic annual renewals unless either party provides notice of cancellation at least 90 days prior to the expiration of the then current terms.

In January 2008, this client issued a Request for Proposal (“RFP”) for management of behavioral healthcare services for its Pennsylvania, Maryland, and Texas regions. We submitted a bid to retain our current business with this client as well as contract for the Texas membership. In March 2008, our client sent us a termination notice relating to the Pennsylvania region. Revenues under this contract accounted for $1.8 million, or 19.2%, and $0.5 million, or 6.3%, of our operating revenues for the three-month periods ending March 31, 2008 and 2007, respectively. Our client intends to select a finalist in May 2008 with an effective date of July 1, 2008 for a new agreement to serve members in these states.

(2) On January 1, 2007, we began providing behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana. The contract generated $4.4 million, or 46.7% of our revenues for the three months ended March 31, 2008, and $3.6 million, or 41.4%, of our revenues for the three months ended March 31, 2007. The contract is for an initial term of two years with subsequent extensions by mutual written agreement. Termination of the contract by either party may only be effected by reason of failure to perform that has not been corrected within agreed upon timeframes.

(3) We currently furnish behavioral healthcare services to approximately 249,000 members of a health plan providing Medicaid, Medicare, and CHIP benefits in Michigan, Texas and California. Services are provided on a fee-for-service and ASO basis. The contracts accounted for $933,000, or 10.0%, and $1.1 million, or 12.7%, of our revenues for the three-month periods ended March 31, 2008 and 2007. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Termination by either party may occur with 90 days written notice to the other party.

In general, our contracts with our customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

NOTE 6 — PREFERRED STOCK

As of March 31, 2008, there were 4,340 remaining shares of preferred stock authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All outstanding shares were issued in June 2005 as a result of the sale of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds. The Series A Preferred Stock, acquired by Hythiam in January 2007, is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share. Hythiam has the right to designate the majority of our Board of Directors, has dividend and liquidation preferences, and anti-dilution protection. In addition, we need Hythiam’s consent for a sale or merger involving a material portion of our assets or business, any single or series of related transactions exceeding $500,000, and prior to incurring any debt in excess of $200,000.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

(1) We provided behavioral healthcare services to the members of a Connecticut HMO from 2001 to 2005 under a contract that provided that we would also receive funds directly from a state reinsurance program for the purpose of paying providers. At March 31, 2008, $2.5 million of reinsurance claims payable remains and is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by us. In such cases, there are statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, it is probable that we will be required to remit the reinsurance funds back to the appropriate party.

(2) In connection with our new Indiana contract that started January 1, 2007, we maintain a performance bond in the amount of $1 million. In addition, a $25,000 performance bond is maintained in relation to a Third Party Administrator license in Maryland.

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

(6) Relating to our major Indiana contract, our client and the state of Indiana are requiring us to reconsider payment of claims billing codes that our client previously instructed us to deny. We are in the process of formulating our “reconsideration policy” for submission to our client and the state of Indiana for approval. Presently, considerable uncertainty exists as to the type of behavioral healthcare facility that would be eligible to receive payment for these billing codes, and the effect of our Indiana facility contracts, some of which exclude the billing codes in question. Furthermore, it is not known what modifications to our reconsideration policy our client and the state of Indiana will require after their review. For these reasons, we do not believe sufficient information currently exists with which to reasonably estimate a range of amounts, if any, that we may have to pay in response to this billing code issue, which extends retroactively to January 1, 2007. If it is determined we are responsible for these claims or a significant portion thereof, the matter will have a material adverse impact on the Company. We believe the state of Indiana will make a determination regarding our reconsideration policy during the next several months.

NOTE 8 — RELATED PARTY TRANSACTIONS

In August 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc., entered into a marketing agreement with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Two shareholders of HAN held membership interests in Woodcliff, the owner of a controlling interest in the Company. On January 12, 2007, the members of Woodcliff sold 100% of their outstanding membership interests in Woodcliff to Hythiam. For the three months ended March 31, 2008 and 2007, CBC paid HAN consulting fees of $3,000 and $18,000, respectively. In March 2008, CBC terminated the marketing agreement.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

In February 2006, CBC entered into an agreement with Hythiam whereby CBC would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, CBC will pay Hythiam license and service fees for each enrollee who is treated. As of March 31, 2008, there have been no material transactions resulting from this agreement.

In late 2007, CBC contracted with Integra Health Management, Inc. (“IHM”), a company that provides behavioral and medical health management and consultative services to healthcare payers. IHM was founded by one of our directors, Michael Yuhas, who also serves as its current Chief Executive Officer. During the three months ended March 31, 2008, CBC paid IHM $27,100 for monitoring and care coordination of intensive case management patients. In addition, IHM provided $41,250 of information technology consulting services to CBC.

As a subsidiary of Hythiam, we have worked in conjunction with Hythiam to achieve cost savings on the combined purchase of certain services and insurance coverages. In addition, the consolidation of our financial results into those of Hythiam required us in 2007 to accelerate our Sarbanes-Oxley Act compliance efforts, an expense paid for by Hythiam but for which we will be partially responsible. To cover expected reimbursements to Hythiam for these costs, approximately $91,500 is included in accounts payable and accrued liabilities in the accompanying balance sheet at March 31, 2008.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to our clients’ members. Our arrangements with our clients fall into two broad categories:

•	capitation arrangements, where our clients pay us a fixed fee per member, and

•	fee-for-service and administrative service arrangements where we may manage behavioral healthcare programs or perform various managed care services.

Under capitation arrangements, the number of covered members as reported to us by our clients determines the amount of premiums we receive, which is independent of the cost of services rendered to members. The amount of premiums we receive for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.

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

RECENT DEVELOPMENTS

In March 2008, we signed an amendment to our agreement with our major Indiana client, which accounted for 46.7% of our total revenue for the three months ended March 31, 2008. Effective January 1, 2008, we are now eligible to receive a 15.9% rate increase, or approximately $200,000 per month, subject to meeting monthly performance measures. We met or exceeded all performance measures for the three months ended March 31, 2008 and consequently received in April 2008 funds representing the rate increase retroactive to January 1, 2008.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

On January 4, 2008 we announced the appointment of John M. Hill as our new President and Chief Executive Officer, replacing Mary Jane Johnson, who resigned for health reasons effective December 14, 2007.

In January 2008, our Pennsylvania and Maryland Medicare Advantage health plan client, representing $2.2 million, or 23.9%, of our total revenue during the three months ended March 31, 2008, issued a RFP for management of behavioral healthcare services for its Pennsylvania, Maryland, and Texas regions. We submitted a bid to retain our current business from this client as well as contract for the Texas membership. In March 2008, our client sent us a termination notice relating to the Pennsylvania region. Revenues under this contract accounted for $1.8 million, or 19.2%, and $0.5 million, or 6.3%, of our operating revenues for the three-month periods ending March 31, 2008 and 2007, respectively. Our client intends to select a finalist in May 2008 with an effective date of July 1, 2008 for a new agreement.

Beginning January 1, 2008 and throughout the remainder of 2008, one of our existing commercial health plan clients in Indiana will be exiting the group health plan business. This health plan will not be renewing any of its existing customer contracts, as all of their members are being transitioned to other health plans. The health plan accounted for approximately 5.0%, or $1.9 million, of our revenues for the year ended December 31, 2007.

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

On January 12, 2007 Hythiam acquired all of the membership interests of Woodcliff, which is now a wholly owned subsidiary of Hythiam. Through Woodcliff, Hythiam owns 1,739,130 shares of our common stock and 14,400 shares of our Series A Convertible Preferred Stock. The Preferred Stock is convertible into 4,235,328 shares of our common stock, and assuming conversion, Hythiam has the ability to control 5,974,458 shares or 49.53% of our common stock based upon shares outstanding at May 6, 2008.

RESULTS OF OPERATIONS

For the three months ended March 31, 2008, we reported a net loss of $1.4 million, or $0.19 loss per share (basic and diluted). In comparison, we reported a net loss of $704,000, or $0.09 loss per share (basic and diluted), for the three months ended March 31, 2007.

The following tables summarize the Company’s operating results from continuing operations for the three months ended March 31, 2008 and 2007 (amounts in thousands):

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007:

	THREE MONTHS ENDED MARCH 31,
	2008	2007
Operating revenues:
Capitated contracts	$9,087	8,467
Non-capitated sources	246	234

Total operating revenues	9,333	8,701

Operating expenses:
Healthcare operating expenses:
Claims expense(1)	8,150	6,915
Other healthcare operating expenses(1)	1,589	1,348

Total healthcare operating expenses	9,739	8,263

General and administrative expenses	948	1,081
Recovery of doubtful accounts	—	(10)
Depreciation and amortization	40	38

Total operating expenses	10,727	9,372

Operating loss	$(1,394)	(671)

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.

Operating revenues from capitated contracts increased 7.3%, or approximately $620,000, to $9.1 million for the three months ended March 31, 2008 compared to $8.5 million for the three months ended March 31, 2007. The increase is primarily attributable to $2.2 million of additional business from three existing customers in Pennsylvania, Maryland, Michigan and Indiana, offset by the loss of three clients in Indiana and Texas accounting for approximately $1.4 million of revenue. Non-capitated revenue increased 5.1% or approximately $12,000, to $246,000 for the three months ended March 31, 2008, compared to $234,000 for the three months ended March 31, 2007.

Claims expense on capitated contracts increased approximately $1.2 million or 17.9% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to higher capitated revenues and higher medical loss ratios related to clients in Indiana, Pennsylvania, and Maryland. Accordingly, claims expense as a percentage of capitated revenues increased from 81.7% for the three months ended March 31, 2007 to 89.7% for the three months ended March 31, 2008. Other healthcare expenses, attributable to servicing both capitated contracts and non-capitated contracts, increased 17.9%, or approximately $241,000 due primarily to staffing additions in response to the aforementioned increase in revenues in Indiana and Pennsylvania, and upgrades to our healthcare management information system.

General and administrative expenses decreased by 12.3%, or approximately $133,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Expenses of the three-month period ended March 31, 2007 included approximately $436,000 of costs related to a proposed merger with Hythiam that was attempted during the quarter but not completed. In comparison, residual merger expenses incurred during the three months ended March 31, 2008 were not material. Offsetting the lower merger expenses in 2008 were increased costs for executive recruiting, marketing salaries, and consulting services totaling $156,000. General and administrative expense as a percentage of operating revenue decreased from 12.4% for the three months ended March 31, 2007 to 10.2% for the three months ended March 31, 2008, due to higher operating revenues.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONCENTRATION OF RISK

For the three months ended March 31, 2008, 89.3% of our operating revenue was concentrated in contracts with four health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. For the same period of the prior year, 85.7% of our operating revenue was concentrated in contracts with six health plans. The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would negatively affect our financial condition.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2008, net cash used in operations totaled $2.4 million. Approximately $600,000 in cash was used to pay accrued claims payable relating to three contracts that terminated during the three months ended December 31, 2007, with minimal corresponding revenue in 2008. In addition, a contractually required severance payment of $410,000 was made to our former Chief Executive Officer. Cash used in investing activities is comprised of $22,000 in additions to property and equipment offset by $7,000 in proceeds from payments received on notes receivable. Cash provided by financing activities consists primarily of $32,000 in net proceeds from the issuance of common stock less payment of other liabilities of $13,000.

During the three months ended March 31, 2007, our cash and cash equivalents increased by $2.7 million, primarily due to timing differences of monies received from our Indiana contract, and claims paid to our providers related to this contract. Cash flows attributed to investing activities consist primarily of $32,000 in outflows for additions to property and equipment offset by $5,000 in proceeds from payments received on notes receivable. Cash provided by financing activities consists of $19,000 in net proceeds from the issuance of common stock less payment of other liabilities of $13,000.

At March 31, 2008, cash and cash equivalents were approximately $3.9 million. Although we had a working capital deficit of $2.2 million and a stockholders’ deficit of $5.5 million at March 31, 2008, we expect positive net cash flow from the restructuring of existing contracts, as well as the addition of new contracts, and as a result, management believes we will have sufficient cash reserves to sustain current operations and to meet our current obligations.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $5.6 million claims payable amount reported as of March 31, 2008.

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

We believe our accounting policies specific to revenue recognition, accrued claims payable, premium deficiencies, goodwill, and stock compensation expense involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 1 – “Description of the Company’s Business and Basis of Presentation” to the unaudited, consolidated financial statements).

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

Under our major Indiana contract, approximately $200,000 of our monthly revenue is dependent on our satisfaction of various monthly performance criteria. The revenue is recognized only after verification that the specified performance targets have been achieved.

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

Accrued claims payable consists primarily of reserves established for reported claims and IBNR claims, which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving an initial range of estimates, we use an industry accepted actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. Authorization data, utilization statistics, calculated completion percentages and qualitative factors are then combined with the initial range to form the basis of management’s best estimate of the accrued claims payable balance.

At March 31, 2008, the range of accrued claims payable was between $5.1 million and $6.3 million. Based on the information available, we determined our best estimate of the accrued claims liability to be $5.6 million. Approximately $2.7 million of the $5.6 million accrued claims payable balance at March 31, 2008 is attributable to our major Indiana client. At December 31, 2007, the accrued claims payable range was between $4.9 and $5.5 million, and our best estimate was determined to be $5.5 million. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each quarter-end.

Accrued claims payable at March 31, 2008 and December 31, 2007 is comprised of approximately $1.6 million and, $1.1 million, respectively, of submitted and approved claims, which had not yet been paid, and $4.0 million and, $4.4 million for IBNR claims, respectively.

Many aspects of our business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment. Actual claims incurred could differ from the estimated claims payable amount presented. The following are factors that would have an impact on our future operations and financial condition:

•	Changes in utilization patterns

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

•	Changes in healthcare costs

•	Changes in claims submission timeframes by providers

•	Success in renegotiating contracts with healthcare providers

•	Occurrence of catastrophes

•	Changes in benefit plan design

•	The impact of present or future state and federal regulations

A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at March 31, 2008, could increase our claims expense by approximately $140,000 and reduce our net results per share by $0.02 per share as illustrated in the table below:

Change in Healthcare Costs:

(Decrease) Increase	(Decrease) Increase In Claims Expense
(5%)	$(141,000)
5%	$140,000

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

At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, we generally have the ability to cancel the contract with 60 to 90 days written notice. Prior to cancellation, we will submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended March 31, 2008, we did not identify any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.

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

We and nine current and former board members were named as defendants in two class action lawsuits filed by two shareholders on January 23, 2007 and February 1, 2007, respectively. In the similar complaints, filed in the Chancery Court of Delaware, the plaintiffs sought permanent injunctive and other equitable relief to prevent Hythiam from acquiring the remaining outstanding common shares that it did not own (either directly or through its wholly owned subsidiary, Woodcliff) from the minority shareholders. The plaintiffs alleged that the consideration proposed to the minority shareholders by Hythiam was inadequate, through coercive means, without fair process and through material misleading information.

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

The Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed.

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
May 12, 2008
	By	/s/ JOHN M. HILL
John M. Hill
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS
Robert J. Landis
Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)