Form 10-Q
period 2008-06-30
COMPREHENSIVE CARE CORP
filed 2008-08-11
CIK 22872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 6, 2008, there were 7,827,766 shares of registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
     PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,270	6,313
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	1,562	35
Other current assets	514	407

Total current assets	3,346	6,755

Property and equipment, net	295	333
Note receivable	2	17
Goodwill, net	991	991
Other assets	389	136

Total assets	5,023	8,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	2,203	1,918
Accrued claims payable	6,733	5,464
Reserve for loss contract	300	—
Income taxes payable	100	94

Total current liabilities	9,336	7,476

Long-term liabilities:
Long-term debt	2,244	2,244
Accrued reinsurance claims payable	2,526	2,526
Other liabilities	93	118

Total long-term liabilities	4,863	4,888

Total liabilities	14,199	12,364

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; 14,400 Issued	720	720
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 7,827,766 and 7,702,766, respectively	78	77
Additional paid-in capital	57,751	57,637
Accumulated deficit	(67,725)	(62,566)

Total stockholders’ deficit	(9,176)	(4,132)

Total liabilities and stockholders’ deficit	$5,023	8,232

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues	$9,582	9,159	$18,915	17,860

Costs and expenses:
Healthcare operating expenses	11,707	9,348	21,446	17,611
General and administrative expenses	1,518	931	2,466	2,012
Provision for (recovery of doubtful accounts)	—	2	—	(8)
Depreciation and amortization	40	38	80	76

	13,265	10,319	23,992	19,691

Operating loss before items shown below	(3,683)	(1,160)	(5,077)	(1,831)

Other income (expense):
Gain from sale of available-for-sale securities	—	29	—	29
Interest income	6	48	18	72
Interest expense	(47)	(48)	(94)	(95)

Loss before income taxes	(3,724)	(1,131)	(5,153)	(1,825)
Income tax expense	3	14	6	24

Net loss attributable to common stockholders	(3,727)	(1,145)	(5,159)	(1,849)

Net loss per common share — basic and diluted	$(0.48)	(0.15)	$(0.66)	(0.24)

Weighted average common shares outstanding:

Basic	7,828	7,703	7,778	7,692

Diluted	7,828	7,703	7,778	7,692

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss from continuing operations	$(5,159)	(1,849)

Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	80	76
Asset writedown — eye care memberships	—	62
Asset write-off	—	3
Compensation expense — stock options issued	82	40
Gain from sale of available-for-sale securities	—	(29)
Non cash expense — stock issued	—	25

Changes in assets and liabilities:
Accounts receivable, net	(1,527)	62
Other current assets and other non-current assets	(358)	288
Accounts payable and accrued liabilities	280	604
Accrued claims payable	1,269	2,437
Reserve for loss contract	300	—
Accrued reinsurance claims payable	—	10
Income taxes payable	6	(4)
Other liabilities	—	(19)

Net cash (used in) provided by continuing operations	(5,027)	1,706
Net cash used in discontinued operations	—	(20)

Net cash (used in) provided by continuing and discontinued operations	(5,027)	1,686

Cash flows from investing activities:
Net proceeds from sale of available-for-sale securities	—	30
Payment received on notes receivable	13	12
Additions to property and equipment, net	(34)	(46)

Net cash used in investing activities	(21)	(4)

Cash flows from financing activities:
Proceeds from the issuance of common stock	32	19
Repayment of debt	(27)	(28)

Net cash provided by (used in) financing activities	5	(9)

Net (decrease) increase in cash and cash equivalents	(5,043)	1,673
Cash and cash equivalents at beginning of period	6,313	5,543

Cash and cash equivalents at end of period	$1,270	7,216

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$94	95

Income taxes	$—	30

Non-cash operating, financing and investing activities:
Property acquired under capital leases	$6	34

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Note 1 — Description of the Company’s Business and Basis of Presentation
Basis of Presentation
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
Going Concern
          The Company’s financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant operating losses and negative cash flows from operating activities, which raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties, including those described in Note 3 — “Liquidity and Management Plans Regarding Going Concern.”
Consolidation
          Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary Comprehensive Behavioral Care, Inc. (“CBC”) and subsidiaries. The Company, primarily through CBC, provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. We manage the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. We also provide prior and concurrent authorization for physician-prescribed psychotropic medications for a major Medicaid health maintenance organization (“HMO”) in Indiana and Michigan. The managed care operations include administrative services only (ASO) agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided primarily by unrelated vendors on a subcontract basis.
Change in Fiscal Year End
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
Note 2 — Summary of Significant Accounting Policies
Revenue Recognition
          Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we review member eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. Such agreements accounted for 97.0%, or $18.3 million, of revenue for the six months ended June 30, 2008 and 96.9%, or $17.3 million, of revenue for the six months ended June 30, 2007. The remaining balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
          Under our major Indiana contract, approximately $200,000 of our monthly revenue is dependent on our satisfaction of various monthly performance criteria. On a monthly basis we review our performance against the criteria and recognize the revenue monthly if all the specified performance targets were achieved.
Healthcare Expense Recognition
          Healthcare operating expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported. See “Accrued Claims Payable” for a discussion of claims incurred but not yet reported. We contract with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive such services, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and in most cases, whether the service is authorized by one of our employees. If the applicable requirements are met, the claim is entered into our claims system for payment.
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
          On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide — Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended June 30, 2008, our review identified our Indiana contract, which accounted for 46.3% of our operating revenues during the six months ended June 30, 2008, as a contract for which it is probable that a loss will be incurred during the remaining contract term of July 2008 through December 2008. Based on available information, we have estimated the loss at $300,000 and established a reserve for the loss on our consolidated balance sheet at June 30, 2008.
Fair Value Measurements
          Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. During the three months ended June 30, 2008, we had no assets or liabilities that are required to be measured at fair

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
value on a recurring basis. Therefore, the adoption of SFAS 157 did not impact our financial position or results of operations.
          On January 1, 2008 we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. We chose not to measure at fair value our eligible financial assets and liabilities existing at June 30, 2008. Consequently, the adoption of SFAS No. 159 had no impact on our consolidated financial statements.
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
Stock Options
          We issue stock options to our employees and non-employee directors allowing optionees to purchase the Company’s common stock pursuant to shareholder-approved stock option plans. We currently have two incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan, that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants. Grants issued under the plans may qualify as incentive stock options (ISOs) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of June 30, 2008, under the 2002 Incentive Plan, there were 373,500 options available for grant and there were 586,500 options outstanding, of which 281,500 were

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
exercisable. Additionally, as of June 30, 2008, under the 1995 Incentive Plan, there were 258,875 options outstanding and exercisable. Effective August 31, 2005, the 1995 Incentive Plan terminated such that there are no further options available for grant under this plan.
          We also have a non-qualified stock option plan for our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Director’s Compensation and Stock Option Committee. Upon joining the Board, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of the Company’s annual meeting. As of June 30, 2008, under the directors’ plan, there were 776,668 shares available for option grants and there were 125,000 options outstanding, of which 62,500 were exercisable.
          A summary of activity throughout the three months ended June 30, 2008 is as follows:

		Weighted-
		Average	Weighted-Average
		Exercise	Remaining	Aggregate
Options	Shares	Price	Contractual Term	Intrinsic Value
Outstanding at April 1, 2008	885,375	$1.24	6.19 years
Granted	110,000	$0.43
Exercised	—	—
Forfeited or expired	(25,000)	$1.76

Outstanding at June 30, 2008	970,375	$1.13	6.40 years	—

Exercisable at June 30, 2008	602,875	$1.43	4.48 years	—
          The following table summarizes information about options granted, exercised, and vested for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Options granted	110,000	—	295,000	—
Weighted-average grant-date fair value ($)	0.37	—	0.46	—

Options exercised	—	—	125,000	37,500
Total intrinsic value of exercised options ($)	—	—	50,080	13,160

Fair value of vested options ($)	7,376	3,423	54,743	78,346
          A total of 110,000 and 295,000 options were granted to directors and employees during the three months and six months ended June 30, 2008, respectively. No stock options were exercised during the three months ended June 30, 2008. During the six months ended June 30, 2008, 125,000 stock options were exercised. Total intrinsic value (the difference between the exercise price of the option and the market value of our stock on the day of exercise) of exercised options during the six months ended June 30, 2008 was $50,080. For the six months ended June 30, 2007, 37,500 options with a total intrinsic value of $13,160 were exercised. Cash received from option exercise under all plans for the six months ended June 30, 2008 and 2007 was approximately $32,000 and $19,000, respectively. During the three months ended June 30, 2008, 25,000 stock options granted to employees expired. We did not grant any stock options during the three months and six months ended June 30, 2007.
          At June 30, 2008, unrecognized compensation expense related to unvested stock options totaled $114,000, which we expect to recognize over the next eight months. The net tax benefit attributable to stock-based compensation recorded during the three months ended June 30, 2008 was approximately $17,000, and was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
          The following table lists the assumptions utilized in applying the Black-Scholes valuation model. We use historical data and management judgment to estimate the expected term of the option. Expected volatility is based on the historical volatility of our traded stock. We did not declare dividends in the past nor do we expect to do so in the near future, and as such we assume no expected dividend. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant. In the event that there is no risk-free rate with the same expected term, we extrapolate the rate from the U.S. Treasury yield curve. We did not grant any stock options during the three and six months ended June 30, 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Volatility factor of the expected market price of the Company’s common stock	130%	—	125-130%	—
Expected life (in years) of the options	5	—	5-6	—
Risk-free interest rate	2.98%	—	2.59-3.24%	—
Dividend yield	0%	—	0%	—
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share information)

Numerator:
Net loss	$(3,727)	(1,145)	(5,159)	(1,849)

Denominator:
Weighted average shares — basic	7,828	7,703	7,778	7,692
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average shares — diluted	7,828	7,703	7,778	7,692

Loss per common share — basic and diluted:	$(0.48)	(0.15)	(0.66)	(0.24)
          Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, stock options, and warrants are as follows at June 30, 2008:

Convertible debentures(a)	15,051
Convertible preferred stock(b)	4,235,328
Outstanding stock options(c)	970,375
Outstanding warrants(d)	313,500
Possible future issuance under stock option plans	1,150,168

Total	6,684,422

(a)	The debentures are convertible into 15,051 shares of common stock at a conversion price of $149.09 per share.

(b)	The Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(c)	Options to purchase our common stock have been issued to employees and non-employee directors with exercise prices ranging from $.25 to $4.00.

(d)	Warrants to purchase our common stock have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have five-year terms. Exercise prices for warrants remaining at June 30, 2008 range from $1.25 to $1.35.
Note 3 — Liquidity and Management Plans Regarding Going Concern
          During the six months ended June 30, 2008, net cash used in operations totaled $5.0 million, attributable primarily to payment of claims on our Indiana, Pennsylvania, and Maryland contracts which have experienced high utilization of services by members. Approximately $1.5 million of the total cash usage was due to a timing difference in the monthly capitation remittance from our Indiana client, which was received July 1, 2008. In addition, approximately $700,000 in cash was used to pay accrued claims payable relating to three contracts that terminated during the quarter ended December 31, 2007, and a contractually required severance payment of $410,000 was made to our former Chief Executive Officer. Cash used in investing activities is comprised of $34,000 in additions to property and equipment offset by $13,000 in proceeds from payments received on notes receivable. Cash provided by financing activities consists primarily of $32,000 in net proceeds from the issuance of common stock less payment of other liabilities of $27,000. At June 30, 2008, cash and cash equivalents amounted to $1.3 million.
          At June 30, 2008, we had a working capital deficit of $6.0 million and a stockholders’ deficit of $9.2 million. During June and July of 2008, we reduced our usage of consultants and temporary employees as well as eliminated permanent staffing positions. In addition we implemented a 10% salary reduction for employees at the vice president level and above and have reduced outside directors’ fees by 10%. We have also requested rate increases from several of our existing clients.
          A significant portion of the reduction in our cash position is attributable to our Indiana contract, which accounted for 46.3% of our revenue for the six months ended June 30, 2008. We are seeking to improve our overall liquidity by obtaining a rate increase from this client and by implementing additional utilization management procedures to reduce claims expenses. We can provide no assurance that we will be successful in accomplishing our objectives with respect to this client. Furthermore, it is likely we will need to raise additional equity capital or seek additional debt financing to fund our operations during the fourth quarter of 2008. Hythiam is under no obligation to provide us with any form of financing, and we do not currently anticipate receiving a cash investment from Hythiam. Failure to obtain sufficient debt or equity financing and, ultimately to achieve profitable operations and positive cash flows from operations during the remaining period in 2008 would adversely affect the Company’s ability to achieve its business objectives and continue as a going concern. There can be no assurance as to the availability of any additional debt or equity financing and, if available, that the source of the financing would be available on terms and conditions acceptable to us, or that we will be able to achieve profitable operations and positive cash flows. These conditions raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.
          During the six months ended June 30, 2007, our cash and cash equivalents increased by $1.7 million, primarily due to timing differences of monies received from our new Indiana contract that started January 1, 2007 and claims received for payment from our providers related to this contract. Cash flows attributed to investing activities consist primarily of $46,000 in outflows for additions to property and equipment offset by $30,000 in cash provided by proceeds from sales of available-for-sale securities.
Note 4 — Sources Of Revenue
          Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Capitated contracts	$9,258	$8,848	$18,345	$17,315
Non-capitated contracts	324	311	570	545

Total	$9,582	$9,159	$18,915	$17,860

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
Note 5 — Major Customers/Contracts
(1) We have contracts to provide behavioral health services to approximately 50,000 members of a Medicare Advantage HMO in the states of Maryland and Pennsylvania. Revenues under the contracts accounted for $4.5 million, or 23.9%, and $1.7 million, or 9.6%, of our operating revenues for the six-month periods ending June 30, 2008 and 2007, respectively. The contracts are for an initial one-year term with automatic annual renewals unless either party provides notice of cancellation at least 90 days prior to the expiration of the then current terms.
In January 2008, this client issued a Request for Proposal (“RFP”) for management of behavioral healthcare services for its Pennsylvania, Maryland, and Texas regions. We submitted a bid to retain our current business with this client as well as contract for the Texas membership. In March 2008, our client sent us a termination notice, effective July 31, 2008, relating to the Pennsylvania region. Revenues under this contract accounted for $3.6 million, or 19.1%, and $1.1 million, or 6.1%, of our operating revenues for the six-month periods ending June 30, 2008 and 2007, respectively.
In August 2008 our client notified us that the contract for the Maryland membership would not be renewed and would terminate December 31, 2008. The loss of this client, unless replaced by new business, may require us to delay or reduce operating expenses and curtail our operations.
(2) On January 1, 2007, we began providing behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana. The contract generated $8.8 million, or 46.3% of our revenues for the six months ended June 30, 2008, and $7.5 million, or 42.1%, of our revenues for the six months ended June 30, 2007. The contract is for an initial term of two years with subsequent extensions by mutual written agreement. Termination of the contract by either party may only be effected by reason of failure to perform that has not been corrected within agreed upon timeframes.
(3) We currently furnish behavioral healthcare services to approximately 246,000 members of a health plan providing Medicaid, Medicare, and CHIP benefits in Michigan, Texas and California. Services are provided on a fee-for-service and ASO basis. The contracts accounted for $1.9 million, or 9.9%, and $2.2 million, or 12.5%, of our revenues for the six-month periods ended June 30, 2008 and 2007, respectively. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Termination by either party may occur with 90 days written notice to the other party.
In general, our contracts with our customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.
Note 6 — Preferred Stock
          As of June 30, 2008, there were 4,340 remaining shares of preferred stock authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All outstanding shares were issued in June 2005 as a result of the sale of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds. The Series A Preferred Stock, acquired by Hythiam in January 2007, is convertible into 4,235,328 shares of common stock at a conversion rate of 294.12 common shares for each preferred share. Hythiam has the right to designate the majority of our Board of Directors, has dividend and liquidation preferences, and anti-dilution protection. In addition, we need Hythiam’s consent for a sale or merger involving a material portion of our assets or business, any single or series of related transactions exceeding $500,000, and prior to incurring any debt in excess of $200,000.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Note 7— Commitments and Contingencies
(1) We provided behavioral healthcare services to the members of a Connecticut HMO from 2001 to 2005 under a contract that provided that we would also receive funds directly from a state reinsurance program for the purpose of paying providers. At June 30, 2008, $2.5 million of reinsurance claims payable remains and is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by us. In such cases, there are statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, it is probable that we will be required to remit the reinsurance funds back to the appropriate party.
(2) In connection with our new Indiana contract that started January 1, 2007, we maintain a performance bond in the amount of $1 million. In addition, a $25,000 performance bond is maintained in relation to a Third Party Administrator license in Maryland.
(3) Related to our discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Our cost report for our 1999 fiscal year, the final year we were required to file a cost report, is being reviewed in which case the intermediary may determine that additional amounts are due to or from Medicare. Management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.
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
(5) Relating to our major Indiana contract, our client and the state of Indiana have required us to reconsider payment of claims billing codes that our client previously instructed us to deny. To reevaluate these claims, we formulated “reconsideration criteria,” which were approved by our client and the state of Indiana. Based on application of the criteria, we have estimated that we will be responsible for the payment of approximately $200,000 of additional amounts relating to certain of these claims for the period January 1, 2007 to June 30, 2008. We have included this estimate in our accrued claims payable in the accompanying balance sheet at June 30, 2008.
Note 8 — Related Party Transactions
          In August 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc., entered into a marketing agreement with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its primary representative and marketing agent for commercial business. Two shareholders of HAN held membership interests in Woodcliff, the owner of a controlling interest in the Company. On January 12, 2007, the members of Woodcliff sold 100% of their outstanding membership interests in Woodcliff to Hythiam. For the three and six months ended June 30, 2008, CBC paid HAN consulting fees of $6,000 and $9,000, respectively, and $18,000 and $36,000 for the three and six months ended June 30, 2007. In March 2008, CBC terminated the marketing agreement.
          In February 2006, CBC entered into an agreement with Hythiam whereby CBC would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, CBC will pay Hythiam license and service fees for each enrollee who is treated. As of June 30, 2008, there have been no material transactions resulting from this agreement.
          In late 2007, CBC contracted with Integra Health Management, Inc. (“IHM”), a company that provides behavioral and medical health management and consultative services to healthcare payers. IHM was founded by one of our directors, Michael Yuhas, who also serves as its current Chief Executive Officer. During the three and six months ended June 30, 2008, CBC paid IHM $28,300 and $55,400, respectively, for monitoring and care coordination of intensive case management patients. In addition, for the three and six months ended June 30, 2008, IHM provided $45,000 and $86,250, respectively, of information technology consulting services to CBC.
          As a subsidiary of Hythiam, we have worked in conjunction with Hythiam to achieve cost savings on the combined purchase of certain services and insurance coverages. In addition, the consolidation of our financial results

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
into those of Hythiam required us in 2007 to accelerate our Sarbanes-Oxley Act compliance efforts, an expense paid for by Hythiam but for which we will be partially responsible. To cover expected reimbursements to Hythiam for these costs, approximately $152,000 is included in accounts payable and accrued liabilities in the accompanying balance sheet at June 30, 2008.
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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
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
RECENT DEVELOPMENTS
          On June 19, 2008 the court awarded $325,000 in fees and expenses to attorneys for plaintiffs that had filed two class action lawsuits against the Company in January 2007 seeking to prevent Hythiam from acquiring outstanding common shares it did not own pursuant to a plan of merger between CompCare and Hythiam. The merger was terminated in May 2007 rendering the lawsuits moot, but plaintiffs’ attorneys’ claims for fees and expenses remained, resulting in the judgment against us for $325,000. Our claim for coverage of the judgment by our directors’ and officers’ insurance policy has been initially denied. Accordingly, we have included $325,000 within accounts payable and accrued liabilities in the accompanying financial statements to cover this expense. However, we will be aggressively appealing the initial determination of the insurance carrier to assert our belief that the judgment is covered by our directors’ and officers’ insurance policy. We can provide no assurance as to the success of our appeal to the insurance carrier, or possible efforts through other avenues to establish our claim. See Part II, Item 1, “Legal Proceedings.”
          In March 2008, we signed an amendment to our agreement with our major Indiana client, which accounted for 46.3% of our total revenue for the six months ended June 30, 2008. Effective January 1, 2008, we are eligible to receive a 15.9% rate increase, or approximately $200,000 per month, subject to meeting monthly performance measures. We met or exceeded all performance measures for the six months ended June 30, 2008.
          In January 2008, our Pennsylvania and Maryland Medicare Advantage health plan client, representing $4.5 million, or 23.9%, of our total revenue during the six months ended June 30, 2008, issued a RFP for management of behavioral healthcare services for its Pennsylvania, Maryland, and Texas regions. We submitted a bid to retain our current business from this client as well as contract for the Texas membership. In March 2008, our client sent us a termination notice, effective July 31, 2008, relating to the Pennsylvania region. Revenues in this region accounted for $3.6 million, or 19.1%, and $1.1 million, or 6.1%, of our operating revenues for the six-month periods ending June 30, 2008 and 2007, respectively. In August 2008, the client informed us that the contract for the Maryland membership would not be renewed and would terminate December 31, 2008.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Results of Operations
          For the six months ended June 30, 2008, we reported a net loss of $5.1 million, or $0.66 loss per share (basic and diluted). In comparison, we reported a net loss of $1.8 million, or $0.24 loss per share (basic and diluted), for the six months ended June 30, 2007.
          The following tables summarize the Company’s operating results from continuing operations for the three and six months ended June 30, 2008 and 2007 (amounts in thousands):
The Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007:

	Three Months Ended
	June 30,
	2008	2007
Operating revenues:
Capitated contracts	$9,258	8,848
Non-capitated sources	324	311

Total operating revenues	9,582	9,159

Operating expenses:
Healthcare operating expenses:
Claims expense(1)	9,750	7,550
Other healthcare operating expenses (1)	1,657	1,798
Reserve for loss contract	300	—

Total healthcare operating expenses	11,707	9,348

General and administrative expenses	1,518	931
Bad debt expense	—	2
Depreciation and amortization	40	38

Total operating expenses	13,265	10,319

Operating loss	$(3,683)	(1,160)

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
          Operating revenues from capitated contracts increased 4.6%, or $410,000, to $9.3 million for the three months ended June 30, 2008 compared to $8.9 million for the three months ended June 30, 2007. The increase is attributable to $2.0 million of additional business primarily from two existing customers in Pennsylvania and Indiana, offset by the loss of three clients in Indiana and Texas accounting for approximately $1.6 million of revenue. Non-capitated revenue increased 4.2% or approximately $13,000, to $324,000 for the three months ended June 30, 2008, compared to $311,000 for the three months ended June 30, 2007.
          Claims expense on capitated contracts increased approximately $2.2 million or 29.1% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to higher capitated revenues and higher medical loss ratios related to clients in Indiana, Pennsylvania, and Maryland. Accordingly, claims expense as a percentage of capitated revenues increased from 85.3% for the three months ended June 30, 2007 to 105.3% for the three months ended June 30, 2008. Other healthcare operating expenses, attributable to servicing both capitated contracts and non-capitated contracts, decreased 7.8%, or approximately $141,000 due primarily to reduced usage of external medical review services in the current quarter. At June 30, 2008, a loss reserve of $300,000 was established for our Indiana contract, which accounted for 46.3% of our revenue for the six months ended June 30, 2008. The contract was determined to have a premium deficiency, which exists when the present value of future benefits payments and healthcare expenses is greater than the present value of expected future premiums.
          General and administrative expenses increased by 63.1%, or approximately $587,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The change is primarily attributable to an accrual for a legal judgment of $325,000, as well as increased consulting fees of $175,000 for Medicare compliance work, a HIPAA compliance review, and external information systems department management. The increase is also

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
attributed to higher compensation expense from stock options of $47,000 due to stock option grants to our directors in July 2007 and to our new Chief Executive Officer and other employees during the first and second quarters of 2008. General and administrative expense as a percentage of operating revenue increased from 10.2% for the three months ended June 30, 2007 to 15.8% for the three months ended June 30, 2008.
The Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007:

	Six Months Ended
	June 30,
	2008	2007
Operating revenues:
Capitated contracts	$18,345	17,315
Non-capitated sources	570	545

Total operating revenues	18,915	17,860

Operating expenses:
Healthcare operating expenses:
Claims expense(1)	17,900	14,464
Other healthcare operating expenses(1)	3,246	3,147
Reserve for loss contract	300	—

Total healthcare operating expenses	21,446	17,611

General and administrative expenses	2,466	2,012
Recovery of doubtful accounts	—	(8)
Depreciation and amortization	80	76

Total operating expenses	23,992	19,691

Operating loss	$(5,077)	(1,831)

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.
          Operating revenues from capitated contracts increased 5.9%, or approximately $1.0 million to $18.3 million for the six months ended June 30, 2008 compared to $17.3 million for the six months ended June 30, 2007. The increase is primarily attributable to $4.3 million of additional business from three existing customers in Pennsylvania, Maryland, Michigan and Indiana, offset by the loss of three clients in Indiana and Texas accounting for approximately $2.9 million of revenue. Non-capitated revenue increased 4.6% or approximately $25,000, to $570,000 for the six months ended June 30, 2008, compared to $545,000 for the six months ended June 30, 2007.
          Claims expense on capitated contracts increased approximately $3.4 million or 23.8% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to higher capitated revenues and higher medical loss ratios related to clients in Indiana, Pennsylvania, and Maryland. Claims expense as a percentage of capitated revenues increased from 83.5% for the six months ended June 30, 2007 to 97.6% for the six months ended June 30, 2008. Other healthcare expenses, attributable to servicing both capitated contracts and non-capitated contracts, increased 3.1%, or approximately $99,000 due primarily to the effect of upgrades to our healthcare management information system and the cost of a provider contracting consultant. At June 30, 2008, a loss reserve of $300,000 was established for our Indiana contract, which accounted for 46.3% of our revenue for the six months ended June 30, 2008. The contract was determined to have a premium deficiency, which exists when the present value of future benefits payments and healthcare expenses is greater than the present value of expected future premiums.
          General and administrative expenses increased by 22.6%, or approximately $454,000 for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007. The increase is primarily due to an accrual for a legal judgment of $325,000, an increase in sales and marketing expenses in the amount of $99,000, increased consulting fees of $231,000 for Medicare compliance and information system management services, and $42,000 in additional compensation expense from stock options due to option grants subsequent to June 30, 2007. The aforementioned increases were offset by expense reductions of $150,000 in director’s fees, $73,000 in legal fees, and $85,000 in audit fees. Such fees were incurred during the six months ended June 30, 2007 as a result of the

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
proposed merger with Hythiam that was attempted but not completed. General and administrative expense as a percentage of operating revenue increased from 11.3% for the six months ended June 30, 2007 to 13.0% for the six months ended June 30, 2008.
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
Concentration of Risk
          For the six months ended June 30, 2008, 88.6% of our operating revenue was concentrated in contracts with four health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. For the same period of the prior year, 86.2% of our operating revenue was concentrated in contracts with six health plans. The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would negatively affect our financial condition.
Liquidity And Capital Resources
          During the six months ended June 30, 2008, net cash used in operations totaled $5.0 million, attributable primarily to payment of claims on our Indiana, Pennsylvania, and Maryland contracts which have experienced high utilization of services by members. Approximately $1.5 million of the total cash usage was due to a timing difference in the monthly capitation remittance from our large Indiana client, which was received July 1, 2008. In addition, approximately $700,000 in cash was used to pay accrued claims payable relating to three contracts that terminated during the quarter ended December 31, 2007, and $410,000 was used to make a contractually required severance payment to our former Chief Executive Officer. Cash used in investing activities is comprised of $34,000 in additions to property and equipment offset by $13,000 in proceeds from payments received on notes receivable. Cash provided by financing activities consists primarily of $32,000 in net proceeds from the issuance of common stock less payment of other liabilities of $27,000. At June 30, 2008, cash and cash equivalents were approximately $1.3 million.
          At June 30, 2008, we had a working capital deficit of $6.0 million and a stockholders’ deficit of $9.2 million. During June and July of 2008, we reduced our usage of consultants and temporary employees as well as eliminated permanent staffing positions. In addition we implemented a 10% salary reduction for employees at the vice president level and above and have reduced outside directors fees by 10%. We have also requested rate increases from several of our existing clients.
          A significant portion of the reduction in our cash position is attributable to our Indiana contract, which accounted for 46.3% of our revenue for the six months ended June 30, 2008. We are seeking to improve our overall liquidity by obtaining a rate increase from this client and by implementing additional utilization management procedures to reduce claims expenses. We can provide no assurance that we will be successful in accomplishing our objectives with respect to this client.
          During the six months ended June 30, 2007, our cash and cash equivalents increased by $1.7 million, primarily due to timing differences of monies received from our new Indiana contract that started January 1, 2007 and claims received for payment from our providers related to this contract. Cash flows attributed to investing activities consist primarily of $46,000 in outflows for additions to property and equipment offset by $30,000 in cash provided by proceeds from sales of available-for-sale securities.
          Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $6.7 million claims payable amount reported as of June 30, 2008.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
Limited Cash Availability
          As of July 31, 2008, we had net cash on hand of approximately $1.3 million. Excluding non-current accrued liability payments, our current plans call for expending cash at a rate of approximately $500,000 to $700,000 per month. At presently anticipated rates, we will need to obtain additional funds within the next two to three months to avoid ceasing or drastically curtailing our operations.
          If we are not able to obtain a rate increase or significant additional payment from our major Indiana client within that time frame, it is likely we will need to raise additional equity capital, sell all or a portion of our assets, or seek additional debt financing to fund our operations during the fourth quarter of 2008. Any equity financing may result in substantial dilution of existing stockholders, and financing may not be available on acceptable terms, or at all. In addition, we need Hythiam’s consent for any single or series of related transactions exceeding $500,000, and prior to incurring any debt in excess of $200,000. Hythiam is under no obligation to provide us with any form of financing, and we do not currently anticipate receiving a cash investment from it. We may not be successful in obtaining needed funds, and if funding is obtained it may be on terms considered unfavorable to us or our existing shareholders.
Special Committee Formation
          In October 2007, our board of directors formed a special committee currently comprised solely of independent directors, which together with professional advisors, has been evaluating and pursuing available strategic alternatives for enhancing stockholder value, including a possible sale of the company.
Going Concern
          We have incurred significant operating losses and negative cash flows from operating activities, and have limited available cash, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain a rate increase from our major Indiana client, reduce expenditures and attain further operating efficiencies, and, ultimately, to generate greater revenue. There can be no assurance that we will be successful in our efforts to obtain a rate increase from our major Indiana client, generate, increase, or maintain revenue, or raise additional capital on terms acceptable to us, or at all, or that we will be able to continue as a going concern.
          Failure to obtain sufficient cash to fund ongoing operations and, ultimately to achieve profitable operations and positive cash flows from operations during the remaining period in 2008 would adversely affect our ability to achieve any business objectives and to continue as a going concern. There can be no assurance as to the availability of needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to us, or that we will be able to achieve profitable operations and positive cash flows. The inability or failure to raise funds before our available cash is depleted will have a material adverse effect on our business and may result in discontinuation of operations.
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
Accrued Claims Payable and Claims Expense
          Healthcare operating expenses are composed of claims expense, other healthcare expenses, and reserves for loss contracts. Claims expense includes amounts paid to hospitals, physician groups and other managed care organizations under capitated contracts. Other healthcare expenses include items such as information systems, case management and quality assurance, attributable to both capitated and non-capitated contracts. Reserves for loss contracts is the present value of future benefits payments and healthcare expenses less the present value of expected future premiums (see — “Premium Deficiencies”).
          The cost of behavioral health services is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR. We contract with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of our employees, if authorization is required. If the applicable requirements are met, the claim is entered into our claims system for payment and the associated cost of behavioral health services is recognized.
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
          At June 30, 2008, the range of accrued claims payable was between $6.4 million and $7.3 million. Based on the information available, we determined our best estimate of the accrued claims liability to be $6.7 million. Approximately $3.6 million of the $6.7 million accrued claims payable balance at June 30, 2008 is attributable to our major Indiana client. At December 31, 2007, the accrued claims payable range was between $4.9 and $5.5 million, and our best estimate was determined to be $5.5 million. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each quarter-end.
          Accrued claims payable at June 30, 2008 and December 31, 2007 is comprised of approximately $1.0 million and $1.1 million, respectively, of submitted and approved claims, which had not yet been paid, and $5.7 million and $4.4 million for IBNR claims, respectively.

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
          A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at June 30, 2008, could increase our claims expense by approximately $150,000 and reduce our net results per share by $0.02 per share as illustrated in the table below:
Change in Healthcare Costs:

(Decrease)
(Decrease)	Increase
Increase	In Claims Expense

(5%)	($153,000)
5%	$150,000
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
          On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide — Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended June 30, 2008, we identified our Indiana contract, which accounted for 46.3% of our operating revenues during the six months ended June 30, 2008, as a contract for which it is probable that a loss will be incurred during the remaining contract term of July 2008 through December 2008. Based on available information, we have estimated the loss at $300,000 and established a reserve for the loss on our consolidated balance sheet at June 30, 2008.
Goodwill
          We evaluate at least annually the amount of our recorded goodwill by performing an impairment test that compares the carrying amount to an estimated fair value. In estimating the fair value, management makes its best assumptions regarding future cash flows and a discount rate to be applied to the cash flows to yield a present, fair value of equity. We performed an impairment test as of June 30, 2008 and determined that no impairment of goodwill had occurred as of such date. However, actual results may differ significantly from management’s assumptions, resulting in potentially adverse impact to our consolidated financial statements.

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
Legal Proceedings
          From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Aside from the prior litigation described in Part II, Item 1, “Legal Proceedings,” as of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

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
          We and nine current and former board members were named as defendants in two class action lawsuits filed by two shareholders on January 23, 2007 and February 1, 2007, respectively, regarding a proposed merger between

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES
CompCare and Hythiam. On May 25, 2007, we mutually terminated the Agreement and Plan of Merger. The lawsuits were subsequently dismissed as moot, but requests for attorney fees by plaintiffs remained pending. On June 19, 2008, the Chancery Court awarded $325,000 in fees and expenses to plaintiff’s counsel. Our claim for coverage of the judgment under our directors’ and officers’ insurance policy has been denied. However, we will be aggressively appealing the initial determination of the insurance carrier to assert our belief that the judgment is covered by our directors’ and officers’ insurance policy. We can provide no assurance as to the success of our appeal to the insurance carrier, or possible efforts through other avenues to establish our claim.

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

August 11, 2008	COMPREHENSIVE CARE CORPORATION
	By	/s/ JOHN M. HILL
John M. Hill
President and Chief Executive Officer (Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS
Robert J. Landis
Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)