Form 10-Q
period 2008-09-30
COMPREHENSIVE CARE CORP
filed 2008-11-07
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2008, there were 8,327,766 shares of registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,127	6,313
Accounts receivable, less allowance for doubtful accounts of $0 and $0, respectively	1,545	35
Other current assets	734	407

Total current assets	3,406	6,755

Property and equipment, net	275	333
Note receivable	—	17
Goodwill, net	991	991
Other assets	273	136

Total assets	4,945	8,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	1,974	1,918
Accrued claims payable	6,371	5,464
Reserve for loss contract	235	—
Income taxes payable	15	94

Total current liabilities	8,595	7,476

Long-term liabilities:
Long-term debt	2,444	2,244
Accrued reinsurance claims payable	2,526	2,526
Other liabilities	78	118

Total long-term liabilities	5,048	4,888

Total liabilities	13,643	12,364

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; 14,400 issued	720	720
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 8,327,766 and 7,702,766, respectively	83	77
Additional paid-in capital	57,896	57,637
Accumulated deficit	(67,397)	(62,566)

Total stockholders’ deficit	(8,698)	(4,132)

Total liabilities and stockholders’ deficit	$4,945	8,232

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues	$8,400	9,760	27,315	27,620

Costs and expenses:
Healthcare operating expenses	7,467	9,374	28,913	26,985
General and administrative expenses	529	1,201	2,995	3,213
Provision for (recovery of doubtful accounts)	—	4	—	(4)
Depreciation and amortization	39	38	119	114

	8,035	10,617	32,027	30,308

Operating income (loss) before items shown below	365	(857)	(4,712)	(2,688)

Other income (expense):
Gain from sale of available-for-sale securities	—	—	—	29
Gain from sale of assets	—	3	—	3
Other non-operating income, net	2	—	2	—
Interest income	5	44	23	116
Interest expense	(48)	(48)	(142)	(143)

Income (loss) before income taxes	324	(858)	(4,829)	(2,683)
Income tax (benefit) expense	(4)	15	2	39

Net income (loss) attributable to common stockholders	$328	(873)	(4,831)	(2,722)

Net income (loss) per common share:
Basic	$0.04	(0.11)	$(0.62)	(0.35)

Diluted	$0.03	(0.11)	$(0.62)	(0.35)

Weighted average common shares outstanding:

Basic	7,928	7,703	7,828	7,696

Diluted	12,524	7,703	7,828	7,696

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss from continuing operations	$(4,831)	(2,722)

Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	119	114
Asset writedown – eye care memberships	—	62
Gain from sale of assets	—	(3)
Asset write-off	—	3
Compensation expense – stock options issued	108	63
Gain from sale of available-for-sale securities	—	(29)
Non cash expense – stock issued	—	30

Changes in assets and liabilities:
Accounts receivable, net	(1,510)	50
Other current assets and other non-current assets	(467)	337
Accounts payable and accrued liabilities	37	805
Accrued claims payable	907	2,801
Reserve for loss contract	235	—
Accrued reinsurance claims payable	—	10
Income taxes payable	(79)	11
Other liabilities	—	(29)

Net cash (used in) provided by continuing operations	(5,481)	1,503
Net cash used in discontinued operations	—	(20)

Net cash (used in) provided by continuing and discontinued operations	(5,481)	1,483

Cash flows from investing activities:
Net proceeds from sale of available-for-sale securities	—	30
Net proceeds from sale of property and equipment	—	3
Payment received on notes receivable	20	18
Additions to property and equipment, net	(41)	(55)

Net cash used in investing activities	(21)	(4)

Cash flows from financing activities:
Proceeds from the issuance of common stock	157	19
Proceeds from the issuance of debt	200	—
Repayment of debt	(41)	(42)

Net cash provided by (used in) financing activities	316	(23)

Net (decrease) increase in cash and cash equivalents	(5,186)	1,456
Cash and cash equivalents at beginning of period	6,313	5,543

Cash and cash equivalents at end of period	$1,127	6,999

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$100	101

Income taxes	$88	30

Non-cash operating, financing and investing activities:
Property acquired under capital leases	$6	60

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 1 — DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements for Comprehensive Care Corporation (referred to herein as the “Company,” “CompCare,” “we,” “us” or “our”) and its subsidiaries have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the consolidated financial statements and the notes thereto in our most recent report on Form 10-K, from which the December 31, 2007 balance sheet has been derived.

Going Concern

The Company’s financial statements are presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred significant operating losses and negative cash flows from operating activities, which raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recovery and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties, including those described in Note 3 - “Liquidity and Management Plans Regarding Going Concern.”

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

Change in Fiscal Year End

Our Board of Directors approved on May 21, 2007 a change in the Company’s fiscal year end from May 31 to December 31, effective December 31, 2006. The purpose of the change was to align the Company’s fiscal year end with that of Hythiam, Inc., which purchased a majority controlling interest in the Company through its purchase of Woodcliff Healthcare Investment Partners LLC (“Woodcliff”) in January 2007. In addition, a calendar year end coincides with that of our major Indiana client that provided approximately 48.6% of our revenues during the nine months ended September 30, 2008. The seven months ended December 31, 2006 was our transition period for financial reporting purposes.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we review member eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. Such agreements accounted for 97.0%, or $26.5 million, of revenue for the nine months ended September 30, 2008 and 97.0%, or $26.8 million, of revenue for the nine months ended September 30, 2007. The remaining balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.

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

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. Other than our Indiana contract, which was determined to be a loss contract at June 30, 2008, we did not identify any additional contracts for which it is probable that a loss will be incurred during the remaining contract term at September 30, 2008. Of the $300,000 reserve established for our Indiana contract at June 30, 2008, $235,000 remains at September 30, 2008 as a reserve for the remainder of the contract, which terminates December 31, 2008.

Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. During the three months ended September 30, 2008, we had no assets or liabilities that are required to be measured at fair value on a recurring basis. Therefore, the adoption of SFAS 157 did not impact our financial position or results of operations.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

On January 1, 2008 we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. We chose not to measure at fair value our eligible financial assets and liabilities existing at September 30, 2008. Consequently, the adoption of SFAS No. 159 had no impact on our consolidated financial statements.

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

Stock Options

We issue stock options to our employees and non-employee directors allowing optionees to purchase the Company’s common stock pursuant to shareholder-approved stock option plans. We currently have two incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan, that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants. Grants issued under the plans may qualify as incentive stock options (ISOs) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of September 30, 2008, under the 2002 Incentive Plan, there were 384,500 options available for grant and there were 575,500 options outstanding, of which 295,500

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

were exercisable. Additionally, as of September 30, 2008, under the 1995 Incentive Plan, there were 257,025 options outstanding and exercisable. Effective August 31, 2005, the 1995 Incentive Plan terminated such that there are no further options available for grant under this plan.

We also have a non-qualified stock option plan for our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Director’s Compensation and Stock Option Committee. Upon joining the Board, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of the Company’s annual meeting. As of September 30, 2008, under the directors’ plan, there were 776,668 shares available for option grants and there were 125,000 options outstanding, of which 112,500 were exercisable.

A summary of activity throughout the three months ended September 30, 2008 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2008	970,375	$1.13	6.40 years
Granted	—	—
Exercised	—	—
Forfeited or expired	(12,850)	$0.53

Outstanding at September 30, 2008	957,525	$1.14	6.12 years	—

Exercisable at September 30, 2008	665,025	$1.40	4.67 years	—

The following table summarizes information about options granted, exercised, and vested for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Options granted	—	120,000	295,000	120,000
Weighted-average grant-date fair value ($)	—	0.79	0.54	0.79

Options exercised	—	—	125,000	37,500
Total intrinsic value of exercised options ($)	—	—	50,080	13,160

Fair value of vested options ($)	50,127	—	104,870	78,346

A total of 295,000 options were granted to directors and employees during the nine months ended September 30, 2008. No stock options were exercised during the three months ended September 30, 2008. During the nine months ended September 30, 2008, 125,000 stock options were exercised. Total intrinsic value (the difference between the exercise price of the option and the market value of our stock on the day of exercise) of exercised options during the nine months ended September 30, 2008 was $50,080. For the nine months ended September 30, 2007, 37,500 options with a total intrinsic value of $13,160 were exercised. Cash received from option exercise under all plans for the nine months ended September 30, 2008 and 2007 was approximately $32,000 and $19,000, respectively. During the three months ended September 30, 2008, 12,850 stock options granted to employees expired.

At September 30, 2008, unrecognized compensation expense related to unvested stock options totaled approximately $85,000, which we expect to recognize over the next nine months. The net tax benefit attributable to stock-based compensation recorded during the three months ended September 30, 2008 was approximately $19,000, and was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

The following table lists the assumptions utilized in applying the Black-Scholes valuation model. We use historical data and management judgment to estimate the expected term of the option. Expected volatility is based on

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

the historical volatility of our traded stock. We did not declare dividends in the past nor do we expect to do so in the near future, and as such we assume no expected dividend. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant. In the event that there is no risk-free rate with the same expected term, we extrapolate the rate from the U.S. Treasury yield curve. We did not grant any stock options during the three months ended September 30, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Volatility factor of the expected market price of the Company’s common stock	—	110%	125-130%	110%
Expected life (in years) of the options	—	3.33	5-6	3.33
Risk-free interest rate	—	4.87%	2.59-3.24%	4.87%
Dividend yield	—	0%	0%	0%

Per Share Data

In calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed exercise or conversion of all dilutive securities, such as options, warrants, and convertible debt instruments. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a loss. The following table sets forth the computation of basic and diluted income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share” (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share information)
Numerator:
Net income (loss)	$328	(873)	(4,831)	(2,722)
Effect of dilutive securities:
Interest on 8.5% note payable	1	—	—	—

Numerator for diluted earnings (loss) per share	329	(873)	(4,831)	(2,722)
Denominator:
Weighted average shares – basic	7,928	7,703	7,828	7,696
Effect of dilutive securities:
Convertible preferred stock	4,332	—	—	—
Convertible note payable	244	—	—	—
Employee stock options	20	—	—	—

Weighted average shares – diluted	12,524	7,703	7,828	7,696

Earnings (loss) per common share – basic:	$0.04	(0.11)	(0.62)	(0.35)
Earnings (loss) per common share – diluted:	$0.03	(0.11)	(0.62)	(0.35)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, a convertible promissory note, stock options, and warrants are as follows at September 30, 2008:

Convertible debentures(a)	15,873
Convertible preferred stock(b)	4,553,136
Convertible promissory note(c)	800,000
Outstanding stock options(d)	957,525
Outstanding warrants(e)	313,500
Possible future issuance under stock option plans	1,161,168

Total	7,801,202

(a)	The debentures are convertible into 15,873 shares of common stock at a conversion price of $141.37 per share.
(b)	The Series A Convertible Preferred Stock (“Series A Preferred Stock”) is convertible into 4,553,136 shares of common stock at a conversion rate of 316.19 common shares for each preferred share.
(c)	A Promissory Note in the amount of $200,000 is convertible into 800,000 shares of common stock at a conversion price of $.25 per share.
(d)	Options to purchase our common stock have been issued to employees and non-employee directors with exercise prices ranging from $.25 to $4.00.
(e)	Warrants to purchase our common stock have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have five-year terms. Exercise prices for warrants remaining at September 30, 2008 range from $1.25 to $1.35.

NOTE 3 – LIQUIDITY AND MANAGEMENT PLANS REGARDING GOING CONCERN

During the nine months ended September 30, 2008, net cash used in operations totaled $5.5 million, attributable primarily to payment of claims on our Indiana, Pennsylvania, and Maryland contracts which have experienced high utilization of services by members. Approximately $1.5 million of the total cash usage was due to a timing difference in the monthly capitation remittance from our Indiana client, which was received in October 2008. In addition, approximately $0.7 million in cash was used to pay accrued claims payable relating to three contracts that terminated during the quarter ended December 31, 2007, and a contractually required severance payment of $410,000 was made to our former Chief Executive Officer. Cash used in investing activities is comprised of $41,000 in additions to property and equipment offset by $20,000 in proceeds from payments received on notes receivable. In September 2008 we completed private placements of our common stock generating $125,000 in cash proceeds and issued a convertible promissory note in the amount of $200,000, providing additional funds for working capital purposes. Other cash flows from financing activities consist of repayment of debt of $41,000. At September 30, 2008, cash and cash equivalents amounted to $1.1 million.

At September 30, 2008, we had a working capital deficit of $5.2 million and a stockholders’ deficit of $8.7 million. During June and July of 2008, we reduced our usage of consultants and temporary employees as well as eliminated permanent staffing positions. In addition we implemented a 10% salary reduction for employees at the vice president level and above and have reduced outside directors’ fees by 10%. We have also requested rate increases from several of our existing clients.

The significant decrease in our cash position is primarily attributable to our major Indiana contract, which ends December 31, 2008. To reduce the claim expenses of this contract, we have implemented additional utilization and case management procedures. We are also in the process of negotiating a rate increase. If the rate increase is realized we would also receive a lump sum payment to offset past contract expenses. Management believes the combination of the rate increase and lump sum payment would provide sufficient cash to cover the claims run-out after the contract ends. We can provide no assurance that we will be successful in our negotiations with this client. If we are unsuccessful, we will need to raise additional equity capital or seek additional debt financing to fund the claims run-out from this contract.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

During the nine months ended September 30, 2007, our cash and cash equivalents increased by $1.5 million, primarily due to timing differences of monies received from our Indiana contract that started January 1, 2007 and claims received for payment from our providers related to this contract. Cash flows attributed to investing activities consist primarily of $55,000 in outflows for additions to property and equipment offset by $30,000 in cash provided by proceeds from sales of available-for-sale securities.

NOTE 4 – SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Capitated contracts	$8,161	$9,470	$26,506	$26,785
Non-capitated contracts	239	290	809	835

Total	$8,400	$9,760	$27,315	$27,620

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

NOTE 5 — MAJOR CUSTOMERS/CONTRACTS

(1)We currently provide behavioral health services to approximately 11,000 members of a Medicare Advantage HMO in the state of Maryland. We previously served 39,000 of this HMO’s members in Pennsylvania until the contract for the membership in this state ended on July 31, 2008, due to the HMO’s selection of another behavioral health vendor. Services provided to members in both states accounted for $5.6 million, or 20.5%, and $3.4 million, or 12.3%, of our operating revenues for the nine-month periods ending September 30, 2008 and 2007, respectively. The Pennsylvania contract provided $4.2 million, or 15.4%, of our operating revenues for the nine months ended September 30, 2008.

In August 2008 our client notified us that it had selected the same behavioral health vendor for its Maryland membership as it had selected for its Pennsylvania membership, and that our contract would end December 31, 2008. Services provided under this contract accounted for $1.4 million, or 5.1% or our revenues for the nine-month period ended September 30, 2008. The loss of this client, unless replaced by new business, may require us to delay or reduce operating expenses and curtail our operations.

(2) On January 1, 2007, we began providing behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana under a contract with an initial term of two years. The contract generated $13.3 million, or 48.6% of our revenues for the nine months ended September 30, 2008, and $11.4 million, or 41.2%, of our revenues for the nine months ended September 30, 2007. Our contract is not going to be renewed and accordingly will end December 31, 2008. The loss of this client, unless replaced by new business, may require us to delay or reduce operating expenses and curtail our operations.

(3) We currently furnish behavioral healthcare services to approximately 242,000 members of a health plan providing Medicaid, Medicare, and CHIP benefits in Michigan, Texas and California. Services are provided on a fee-for-service and ASO basis. The contracts accounted for $2.8 million, or 10.3%, and $3.3 million, or 12.0%, of our revenues for the nine-month periods ended September 30, 2008 and 2007, respectively. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Termination by either party may occur with 90 days written notice to the other party.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

In general, our contracts with our customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

NOTE 6 – PREFERRED STOCK

As of September 30, 2008, there were 4,340 remaining shares of preferred stock authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All outstanding shares were issued in June 2005 as a result of the sale of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds. The Series A Preferred Stock, acquired by Hythiam in January 2007, is convertible into 4,553,136 shares of common stock at a conversion rate of 316.19 common shares for each preferred share. Hythiam has the right to designate the majority of our Board of Directors, has dividend and liquidation preferences, and anti-dilution protection. In addition, we need Hythiam’s consent for a sale or merger involving a material portion of our assets or business, any single or series of related transactions exceeding $500,000, and prior to incurring any debt in excess of $200,000.

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

NOTE 7— COMMITMENTS AND CONTINGENCIES

(1) We provided behavioral healthcare services to the members of a Connecticut HMO from 2001 to 2005 under a contract that provided that we would also receive funds directly from a state reinsurance program for the purpose of paying providers. At September 30, 2008, $2.5 million of reinsurance claims payable remains and is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by us. In such cases, there are statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by the Company within the prescribed amount of time, it is probable that we will be required to remit the reinsurance funds back to the appropriate party.

(2) In connection with our Indiana contract that started January 1, 2007, we maintain a performance bond in the amount of $1 million. In addition, a $25,000 performance bond is maintained in relation to a Third Party Administrator license in Maryland.

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

(5) Relating to our major Indiana contract, our client and the state of Indiana have required us to reconsider payment of claims billing codes that our client previously instructed us to deny. To reevaluate these claims, we formulated “reconsideration criteria,” which were approved by our client and the state of Indiana. In September 2008, we were notified by our client that other health care entities may be responsible for these claims. Due to the uncertainty relating to this matter, we are not able to estimate the amount of claims to be paid, if any, and have not accrued any amounts in our accrued claims payable in the accompanying consolidated balance sheet at September 30, 2008. If it is ultimately determined that we are required to pay these claims, our consolidated financial statements could be materially and adversely impacted.

NOTE 8 – RELATED PARTY TRANSACTIONS

In August 2005, the Company’s principal operating subsidiary, Comprehensive Behavioral Care, Inc., entered into a marketing agreement with Health Alliance Network, Inc. (“HAN”) whereby CBC appointed HAN as its

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

primary representative and marketing agent for commercial business. Two shareholders of HAN held membership interests in Woodcliff, the owner of a controlling interest in the Company. On January 12, 2007, the members of Woodcliff sold 100% of their outstanding membership interests in Woodcliff to Hythiam. For the three and nine months ended September 30, 2008, CBC paid HAN consulting fees of $0 and $9,000, respectively, and $12,000 and $48,000 for the three and nine months ended September 30, 2007, respectively. In March 2008, CBC terminated the marketing agreement.

In February 2006, CBC entered into an agreement with Hythiam whereby CBC would have the exclusive right to market Hythiam’s substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, CBC will pay Hythiam license and service fees for each enrollee who is treated. As of September 30, 2008, there have been no material transactions resulting from this agreement.

In late 2007, CBC contracted with Integra Health Management, Inc. (“IHM”), a company that provides behavioral and medical health management and consultative services to healthcare payers. IHM was founded by one of our directors, Michael Yuhas, who also serves as its current Chief Executive Officer. During the three and nine months ended September 30, 2008, CBC paid IHM $27,300 and $82,700, respectively, for monitoring and care coordination of intensive case management patients. In addition, for the three and nine months ended September 30, 2008, IHM provided $27,000 and $113,250, respectively, of information technology consulting services to CBC.

As a subsidiary of Hythiam, we have worked in conjunction with Hythiam to achieve cost savings on the combined purchase of certain services and insurance coverages. In addition, the consolidation of our financial results into those of Hythiam required us in 2007 to accelerate our Sarbanes-Oxley Act compliance efforts, an expense paid for by Hythiam but for which we will be partially responsible. To cover expected reimbursements to Hythiam for these costs, approximately $173,000 is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at September 30, 2008.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RECENT DEVELOPMENTS

In October 2008 we were awarded Full Accreditation by the National Committee on Quality Assurance (NCQA). NCQA accreditation validates that we meet managed behavioral healthcare organization (MBHO) accreditation standards that govern quality improvement, utilization management, provider credentialing, members’ rights and responsibilities, and preventative care. These standards confirm that an MBHO is founded on principles of quality and is continuously improving the clinical care and services it provides. Full Accreditation is granted for a period of three years to those plans that meet the NCQA’s rigorous standards.

In October 2008, we signed a letter of agreement to provide behavioral health and psychotropic pharmaceutical management services for a health plan with approximately 10,000 Medicare members in Puerto Rico. Services under the contract are expected to generate $1.0 million of annual revenue and will be provided through our newly formed, majority owned subsidiary, CompCare de Puerto Rico, Inc. Managed behavioral health services are expected to begin December 1, 2008 while pharmaceutical management services are anticipated to commence January 1, 2009.

At the end of September 2008, we became aware that our major Indiana client had decided to manage its plan membership through its own provider delivery system. Consequently our contract will not be renewed beyond its initial two-year term and will end December 31, 2008. Revenues for this client accounted for $13.3 million, or 48.6%, and $11.4 million, or 41.2%, of our operating revenues for the nine-month periods ending September 30, 2008 and 2007, respectively. To offset the loss of this contract, we have increased our sales and marketing efforts, which has increased our sales pipeline of potential new business. Our new contract in Puerto Rico is a result of these efforts and will partially replace the business lost in Indiana.

In August 2008, our HMO client in Maryland notified us that our contract for the HMO’s Maryland membership would not be renewed and would end December 31, 2008. Services provided under this contract accounted for approximately $1.4 million, or 5.1%, and $1.0 million, or 3.6% our revenues for the nine-month periods ended September 30, 2008 and 2007, respectively.

On June 19, 2008 the court awarded $325,000 in fees and expenses to attorneys for plaintiffs that had filed two class action lawsuits against the Company in January 2007 seeking to prevent Hythiam from acquiring outstanding common shares it did not own pursuant to a plan of merger between CompCare and Hythiam. The merger was terminated in May 2007 rendering the lawsuits moot, but plaintiffs’ attorneys’ claims for fees and expenses remained, resulting in the judgment against us for $325,000. Our claim for coverage of the judgment by our directors’ and officers’ insurance policy was initially denied, necessitating the accrual of $325,000 of expense in our June 30, 2008 financial statements. However, after appeal of the determination, the insurance carrier agreed to cover the judgment. We have accordingly accrued in our financial statements as of September 30, 2008 a reduction in expense of $300,000 representing management’s estimate of the reimbursable amount of the judgment and related legal fees, less the $100,000 policy deductible, which has previously been paid. We are currently covered under Hythiam’s directors’ and officers’ insurance policy and have not experienced any increases in our premiums. See Part II, Item 1, “Legal Proceedings.”

In March 2008, we signed an amendment to our agreement with our major Indiana client, which accounted for 48.6% of our total revenue for the nine months ended September 30, 2008. Effective January 1, 2008, we became eligible to receive a 15.9% rate increase, or approximately $200,000 per month, subject to meeting monthly performance measures. We met or exceeded all performance measures for the nine months ended September 30, 2008.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2008, we reported a net loss of $4.8 million, or $0.62 loss per share (basic and diluted). In comparison, we reported a net loss of $2.7 million, or $0.35 loss per share (basic and diluted), for the nine months ended September 30, 2007.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The following tables summarize the Company’s operating results from continuing operations for the three and nine months ended September 30, 2008 and 2007 (amounts in thousands):

THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007:

	THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Operating revenues:
Capitated contracts	$8,161	9,470
Non-capitated sources	239	290

Total operating revenues	8,400	9,760

Operating expenses:
Healthcare operating expenses:
Claims expense(1)	6,050	7,700
Other healthcare operating expenses (1)	1,482	1,674
Reserve for loss contract	(65)	—

Total healthcare operating expenses	7,467	9,374

General and administrative expenses	529	1,201
Bad debt expense	—	4
Depreciation and amortization	39	38

Total operating expenses	8,035	10,617

Operating income (loss)	$365	(857)

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.

Operating revenues from capitated contracts decreased 13.8%, or $1.3 million, to $8.2 million for the three months ended September 30, 2008 compared to $9.5 million for the three months ended September 30, 2007. The decrease is attributable to the loss of four contracts accounting for $2.2 million of business in Pennsylvania, Texas and Indiana, partially offset by increased business from five clients in Indiana, Maryland, Texas and Michigan accounting for approximately $0.9 million of revenue. Non-capitated revenue decreased 17.6% or approximately $51,000, to $239,000 for the three months ended September 30, 2008, compared to $290,000 for the three months ended September 30, 2007.

Claims expense on capitated contracts decreased approximately $1.7 million or 21.4% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 due to lower capitated revenues. Claims expense as a percentage of capitated revenues decreased from 81.3% for the three months ended September 30, 2007 to 74.1% for the three months ended September 30, 2008 due to seasonal fluctuations in medical loss ratios. Other healthcare operating expenses, attributable to servicing both capitated contracts and non-capitated contracts, decreased 15.4%, or approximately $257,000 due primarily to the elimination of temporary personnel services as well as a general reduction in the number of employees during the current quarter. In addition, the loss reserve related to our Indiana contract was reduced by $65,000.

General and administrative expenses decreased by 56.0%, or approximately $672,000 for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The change is primarily attributable to a reduction in legal fees of $266,000 and the recognition in the quarter ended September 30, 2007 of $416,000 in severance costs incurred as a result of the retirement of the Company’s CEO, who was due a payment equal to two years salary upon resignation within one year following a change of ownership of the Company. General and administrative expense as a percentage of operating revenue decreased from 12.3% for the three months ended September 30, 2007 to 6.3% for the three months ended September 30, 2008.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007:

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
Operating revenues:
Capitated contracts	$26,506	26,785
Non-capitated sources	809	835

Total operating revenues	27,315	27,620

Operating expenses:
Healthcare operating expenses:
Claims expense(1)	23,950	22,165
Other healthcare operating expenses(1)	4,728	4,820
Reserve for loss contract	235	—

Total healthcare operating expenses	28,913	26,985

General and administrative expenses	2,995	3,213
Recovery of doubtful accounts	—	(4)
Depreciation and amortization	119	114

Total operating expenses	32,027	30,308

Operating loss	$(4,712)	(2,688)

(1)	Claims expense reflects the cost of revenue of capitated contracts, and other healthcare operating expense reflects the cost of revenue of capitated and non-capitated contracts.

Operating revenues from capitated contracts decreased 1.0%, or approximately $279,000 to $26.5 million for the nine months ended September 30, 2008 compared to $26.8 million for the nine months ended September 30, 2007. The change is primarily attributable to $4.5 million of additional business from four existing customers in Pennsylvania, Maryland, Michigan, Texas and Indiana, offset by the loss of three clients in Indiana and Texas accounting for approximately $4.4 million of revenue, as well as a decrease in revenues from one customer in Texas accounting for approximately $277,000. Non-capitated revenue decreased 3.1% or approximately $26,000, to $809,000 for the nine months ended September 30, 2008, compared to $835,000 for the nine months ended September 30, 2007.

Claims expense on capitated contracts increased approximately $1.8 million or 8.1% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 due to a higher medical loss ratios related to clients in Indiana, Pennsylvania, and Maryland. Accordingly, claims expense as a percentage of capitated revenues increased from 82.7% for the nine months ended September 30, 2007 to 90.4% for the nine months ended September 30, 2008. Other healthcare expenses, attributable to servicing both capitated contracts and non-capitated contracts, increased 3.0%, or approximately $143,000 due primarily to a loss reserve of $300,000 that was established at June 30, 2008 for our Indiana contract, which accounted for 48.6% of our revenue for the nine months ended September 30, 2008. The contract was determined to have a premium deficiency, which exists when the present value of future benefits payments and healthcare expenses are greater than the present value of expected future premiums. Of the $300,000 reserve established for our Indiana contract at June 30, 2008, $235,000 remains at September 30, 2008 as a reserve for the remainder of the contract, which terminates December 31, 2008 as a result of the client’s decision to manage the membership using its own delivery system.

General and administrative expenses decreased by 6.8%, or approximately $218,000 for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007. The decrease is primarily due to a $143,000 reduction in director’s fees and a $320,000 decrease in salaries expense resulting from the recognition in August 2007 of $416,000 in severance costs due to the retirement of the Company’s CEO. These decreases were offset by increased consulting fees of $262,000 for compliance and information system management services and $45,000 in additional compensation expense from stock options due to option grants subsequent to September 30, 2007. General and administrative expense as a percentage of operating revenue decreased from 11.6% for the nine months ended September 30, 2007 to 11.0% for the nine months ended September 30, 2008.

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

CONCENTRATION OF RISK

For the nine months ended September 30, 2008, 88.3% of our operating revenue was concentrated in contracts with four health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. Our contracts with two of these health plans, constituting 69.1% of our operating revenue, will end December 31, 2008. For the nine months ended September 30, 2007, 86.7% of our operating revenue was concentrated in contracts with six health plans. The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would negatively affect our financial condition.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2008, net cash used in operations totaled $5.5 million, attributable primarily to payment of claims on our Indiana, Pennsylvania, and Maryland contracts which have experienced high utilization of services by members. Approximately $1.5 million of the total cash usage was due to a timing difference in the monthly capitation remittance from our large Indiana client, which was received in October 2008. In addition, approximately $0.7 million in cash was used to pay accrued claims payable relating to three contracts that terminated during the quarter ended December 31, 2007, and $410,000 was used to make a contractually required severance payment to our former Chief Executive Officer. Cash used in investing activities is comprised of $41,000 in additions to property and equipment offset by $20,000 in proceeds from payments received on notes receivable. In September 2008 private placements of our common stock were completed generating $125,000 in cash proceeds and a convertible promissory note was issued in the amount of $200,000, providing additional funds for working capital purposes. Other cash flows from financing activities consist of repayment of debt of $41,000. At September 30, 2008, cash and cash equivalents were approximately $1.1 million.

At September 30, 2008, we had a working capital deficit of $5.2 million and a stockholders’ deficit of $8.7 million. During June and July of 2008, we reduced our usage of consultants and temporary employees as well as eliminated permanent staffing positions. In addition we implemented a 10% salary reduction for employees at the vice president level and above and have reduced outside directors fees by 10%. We have also requested rate increases from several of our existing clients.

The significant decrease in our cash position is primarily attributable to our major Indiana contract, which ends December 31, 2008. To reduce the claim expenses of this contract, we have implemented additional utilization and case management procedures. We are also in the process of negotiating a rate increase. If the rate increase is realized we would also receive a lump sum payment to offset past contract expenses. Management believes the combination of the rate increase and lump sum payment would provide sufficient cash to cover the claims run-out after the contract ends. We can provide no assurance that we will be successful in our negotiations with this client. If we are unsuccessful, we will need to raise additional equity capital or seek additional debt financing to fund the claims run-out from this contract.

During the nine months ended September 30, 2007, our cash and cash equivalents increased by $1.5 million, primarily due to timing differences of monies received from our Indiana contract that started January 1, 2007 and claims received for payment from our providers related to this contract. Cash flows attributed to investing activities consist primarily of $55,000 in outflows for additions to property and equipment offset by $30,000 in cash provided by proceeds from sales of available-for-sale securities.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $6.4 million claims payable amount reported as of September 30, 2008.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

LIMITED CASH AVAILABILITY

As of October 31, 2008, we had net cash on hand of approximately $1.1 million. Excluding non-current accrued liability payments, our current plans call for expending cash at a rate of approximately $300,000 to $400,000 per month. At presently anticipated rates, we will need to obtain additional funds within the next two to three months to avoid ceasing or drastically curtailing our operations.

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

Under our major Indiana contract, which will end December 31, 2008, approximately $200,000 of our monthly revenue is dependent on our satisfaction of various monthly performance criteria. The revenue is recognized only after verification that the specified performance targets have been achieved.

We may experience adjustments to our revenues to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized. Subsequent adjustments to our revenue have not been material.

ACCRUED CLAIMS PAYABLE AND CLAIMS EXPENSE

Healthcare operating expenses are composed of claims expense, other healthcare expenses, and reserves for loss contracts. Claims expense includes amounts paid to hospitals, physician groups and other managed care organizations under capitated contracts. Other healthcare expenses include items such as information systems, case management and quality assurance, attributable to both capitated and non-capitated contracts. Reserves for loss contracts is the present value of future benefits payments and healthcare expenses less the present value of expected future premiums (see – “Premium Deficiencies”).

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

At September 30, 2008, the range of accrued claims payable was between $6.1 million and $6.9 million. Based on the information available, we determined our best estimate of the accrued claims liability to be $6.4 million. Approximately $3.0 million of the $6.4 million accrued claims payable balance at September 30, 2008 is attributable to our major Indiana client. At December 31, 2007, the accrued claims payable range was between $4.9 and $5.5 million, and our best estimate was determined to be $5.5 million. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each quarter-end.

Accrued claims payable at September 30, 2008 and December 31, 2007 is comprised of approximately $1.8 million and $1.1 million, respectively, of submitted and approved claims, which had not yet been paid, and $4.6 million and $4.4 million for IBNR claims, respectively.

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

A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at September 30, 2008, could increase our claims expense by approximately $129,000 and reduce our net results per share by $0.02 per share as illustrated in the table below:

Change in Healthcare Costs:

(Decrease)
(Decrease)	Increase
Increase	In Claims Expense
(5)%	$(130,000)
5%	$129,000

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

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. Other than our Indiana contract, which was determined to be a loss contract at June 30, 2008, we did not identify any additional contracts for which it is probable that a loss will be incurred during the remaining contract term at September 30, 2008. Of the $300,000 reserve established for our Indiana contract at June 30, 2008, $235,000 remains at September 30, 2008 as a reserve for the remainder of the contract, which terminates December 31, 2008.

GOODWILL

We evaluate at least annually the amount of our recorded goodwill by performing an impairment test that compares the carrying amount to an estimated fair value. In estimating the fair value, management makes its best assumptions regarding future cash flows and a discount rate to be applied to the cash flows to yield a present, fair value of equity. We most recently performed an impairment test as of June 30, 2008 and determined that no impairment of goodwill had occurred as of such date. However, actual results may differ significantly from management’s assumptions, resulting in potentially adverse impact to our consolidated financial statements.

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

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (September 30, 2008), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Our management has concluded that the financial statements included in this report present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Control

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We and nine current and former board members were named as defendants in two class action lawsuits filed by two shareholders on January 23, 2007 and February 1, 2007, respectively, regarding a proposed merger between CompCare and Hythiam. On May 25, 2007, we mutually terminated the Agreement and Plan of Merger. The lawsuits were subsequently dismissed as moot, but requests for attorney fees by plaintiffs remained pending. On June 19, 2008, the Chancery Court awarded $325,000 in fees and expenses to plaintiff’s counsel. Our claim for coverage of the judgment under our directors’ and officers’ insurance policy was initially denied necessitating the accrual of $325,000 of expense in our June 30, 2008 financial statements. However, after appeal of the determination, the insurance carrier agreed to cover the judgment. We have accordingly accrued in our consolidated financial statements as of September 30, 2008 a reduction in expense of $300,000 representing management’s estimate of the reimbursable amount of the judgment and related legal fees, less the $100,000 policy deductible, which has previously been paid. We are currently covered under Hythiam’s directors’ and officers’ insurance policy and have not experienced any increases in our premiums.

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

November 7, 2008

	By	/s/ JOHN M. HILL
John M. Hill
President and Chief Executive Officer
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS
Robert J. Landis
Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)