Form 10-K
period 2008-12-31
COMPREHENSIVE CARE CORP
filed 2009-03-27
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the calendar year ended December 31, 2008

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2008 was approximately $1,993,000 based on the closing price of $0.40 of the common stock on June 30, 2008, as reported on the Over-The-Counter Bulletin Board. This amount excludes approximately 2.8 million shares of common stock held by officers, directors, and persons owning 5% or more of our outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 23, 2009, the Registrant had 23,926,218 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this annual report and in our other reports, Securities and Exchange Commission (SEC) filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning the projected successful integration of the operations of Core Corporate Consulting Group, Inc. (“Core”) into CompCare’s business, the continuing success that Core is expected to have in marketing its products, the potential represented by ethnic markets and the overall performance of the healthcare market, our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, predictions of anticipated health care costs, growth and expansion, and the ability to obtain new behavioral healthcare contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements, and presentations. These risks and uncertainties include, among others, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, the profitability of our capitated contracts, cost of care, seasonality, the Company’s ability to obtain additional financing, our ability to renegotiate or extend expiring customer contracts, the risk that any definitive agreements or additional business will result from letters of intent entered into by us, and other risks detailed from time to time in our SEC reports.

OVERVIEW

Comprehensive Care Corporation (referred to herein as the “Company,” “CompCare,” “we,” “us” or “our”) is a Delaware corporation organized in 1969.

Primarily through Comprehensive Behavioral Care, Inc. (“CBC”), we provide managed care services in the behavioral health and psychiatric fields, which is our only operating segment. Recent federal and state legislation provides a new focus for CBC in specialty behavioral health care areas such as Autism Spectrum Disorders (“ASD”) and Attention Deficit Disorder (“ADD”). Additionally, CBC provides analytic services for its health plan customers to integrate medical claims data and pharmacy data into actionable information so patient care can be coordinated cost effectively. We coordinate and manage the delivery of a continuum of psychiatric and substance abuse services and products to:

•	Commercial members

•	Medicare members

•	Medicaid members

•	Children’s Health Insurance Program (“CHIP”) members

on behalf of:

•	health plans

•	government organizations

•	third-party claims administrators

•	commercial purchasers

•	other group purchasers of behavioral healthcare services.

Our customer base includes both employers and health plans administering government-sponsored programs for Medicaid, Medicare, CHIP and commercial plans. We provide clinical services primarily by a contracted network of providers that include:

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

The following table sets forth our operating revenue and covered lives, segregated by category, for the years ended December 31, 2008 and 2007, the seven months ended December 31, 2006, and for the fiscal year ended May 31, 2006:

	Year Ended December 31,		Seven Months Ended December 31, 2006	Fiscal Year Ended May 31, 2006
	2008	2007
Capitated revenue	$34,117,000	$36,295,000	$9,829,000	$23,044,000
% of total revenues	97.0%	97.0%	95.3%	96.2%
Member lives	867,000	933,000	664,000	654,000

Non-capitated revenue	$1,039,000	$1,105,000	$486,000	$912,000
% of total revenues	3.0%	3.0%	4.7%	3.8%
Member lives	92,000	92,000	99,000	86,000

Over the last several years, we have experienced a trend with our clients to contract for services more on a capitated basis than on a non-capitated basis. However, during 2008 the Company placed more focus on Administrative Services Only (“ASO”) contracts to obtain a better balance of risk and non-risk clients.

Our largest expense is the cost of behavioral health services that we provide, which is a function of our arrangements with healthcare providers. Since we are subject to increases in healthcare operating expenses based on an increase in the number and frequency of our members seeking behavioral care services, our profitability depends on our ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums we receive under capitation arrangements. Providing services on a capitation basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to anticipate or control healthcare costs. Estimation of healthcare operating expense is our most significant critical accounting estimate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.”

We manage programs through which services are provided to recipients in eight states and Puerto Rico. Our programs and services include:

•	fully integrated capitated behavioral healthcare services

•	analytic services for medical and pharmacy claims for medical integration of behavioral and medical care coordination

•	specialty programs for care coordination of ASD, ADD, and psychotropic drugs with analytic services for all claims data

•	case management/utilization review services

•	administrative services management

•	preferred provider network development

•	management and physician advisor reviews

•	overall care management services

•	Employee Assistance Programs, or EAPs.

We provide prior and concurrent authorization for physician-prescribed psychotropic medications for a Medicaid health maintenance organization (“HMO”) in Michigan and a Medicare health plan in Puerto Rico. Members are generally directed to us by their employer, health plan, or physician and receive an initial authorization for an assessment. Based upon the physician’s initial assessment, a treatment plan is established for the member.

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

RECENT DEVELOPMENTS

On January 20, 2009, we entered into an Agreement and Plan of Merger (the “Merger “) with Core, a privately held Delaware corporation. The Merger was accomplished by merging our wholly owned subsidiary, CompCare Acquisition, Inc., with and into Core, with Core continuing as the surviving corporation and becoming a wholly-owned direct subsidiary of CompCare. All 10,294,725 outstanding shares of Core’s Class A Common Stock were exchanged for 10,294,725 shares of CompCare common stock. Each outstanding share of Core’s Class B Common Stock was exchanged for newly designated CompCare Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, which in aggregate are convertible into the equivalent of 11,801,250 common shares. As a result of the Merger, Core stockholders became the holders of 77% of the voting power of the Company. Core has a national presence in product sourcing and the direct response market. Core markets a variety of health related products, insurance, and discount plans through multiple distribution channels.

On January 20, 2009, Woodcliff Healthcare Investment Partners LLC (“Woodcliff”), a wholly-owned subsidiary of Hythiam, Inc. (“Hythiam”) and our then largest stockholder, entered into a Stock Purchase Agreement with Core and Hythiam, pursuant to which Core purchased all 14,400 shares of Series A Convertible Preferred Stock and all 1,739,130 shares of common stock of the Company owned by Woodcliff. The Series A Preferred Stock purchased by Core represented 100% of our outstanding shares of Series A Preferred Stock. Prior to the Merger, Core converted all of its Series A Preferred Stock into 4,553,136 shares of common stock of the Company.

On January 14, 2009, stockholders of record as of January 9, 2009 holding 58.2% of our outstanding voting capital stock took action by written consent approving the amendment and restatement of the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 30,000,000 shares to 100,000,000 shares and to increase the number of authorized shares of our preferred stock from 60,000 shares to 1,000,000 shares.

On January 1, 2009, we began providing behavioral health services for approximately 173,000 Medicaid recipients under contracts with two affiliated health plans in the states of Michigan and Illinois. The contracts are expected to generate approximately $1.2 million in annual revenue and are for one-year terms with automatic one-year renewals.

As of December 31, 2008, we ceased providing behavioral health services to 278,000 Medicaid members of our major Indiana client, which had decided to manage its membership through its own provider delivery system. Revenues from this client accounted for $17.8 million, or 50.6%, and $15.0 million, or 40.2%, of our operating revenues for the years ended December 31, 2008 and 2007, respectively. In addition, our contract with a Maryland HMO covering approximately 11,000 Medicare members ended December 31, 2008. This contract accounted for $1.9 million, or 5.3%, and $1.3 million, or 3.6% of our operating revenues for the years ended December 31, 2008 and 2007, respectively.

In the summer of 2008 we formed a majority owned subsidiary, CompCare de Puerto Rico, Inc., with an island based provider delivery system. We began providing behavioral health services to approximately 9,000 members of a health plan located in Puerto Rico on December 1, 2008. Effective January 1, 2009, we also initiated pharmaceutical management services for the plan’s members. Services under the contract are expected to generate approximately $1.0 million of annual revenue. The contract is for a term of three years with automatic one-year renewals.

In October 2008 we were awarded Full Accreditation by the National Committee on Quality Assurance (“NCQA”). NCQA accreditation attests that we meet managed behavioral healthcare organization (“MBHO”) accreditation standards that govern quality improvement, utilization management, provider credentialing, members’ rights and responsibilities, and preventative care. These standards confirm that a MBHO maintains minimum quality requirements and seeks to improve the clinical care and services it provides. Full Accreditation is granted for a period of three years to those plans that meet the NCQA’s rigorous standards. We believe our NCQA accreditation is beneficial to our clients and their members we serve. Additionally, NCQA accreditation is required by several of our client contracts and is frequently an important consideration to our prospective clients.

SOURCES OF REVENUE

We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs, which have historically outsourced these functions to managed behavioral healthcare organizations like us. We generally receive a negotiated amount on a per-member, per-month or capitated basis in exchange for providing these services. We then contract directly with behavioral healthcare providers that receive a predetermined, fee-for-service rate or case rate. Our behavioral healthcare providers include:

•	psychiatrists

•	psychologists

•	therapists

•	other licensed healthcare professionals and

•	hospitals.

As of December 31, 2008, we had approximately 18,000 behavioral healthcare practitioners in our network who are primarily located in the eight states and Puerto Rico in which we have principal contracts:

•	Illinois

•	Indiana

•	Florida

•	Michigan

•	Texas

•	Georgia

•	California

•	Connecticut and

•	Puerto Rico

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

During the year ended December 31, 2008, we provided services under capitated arrangements for Medicare patients in Connecticut, Maryland, Pennsylvania, and Puerto Rico; commercial patients in Georgia; Medicare, Medicaid, and commercial patients in Florida and Michigan; Medicaid and commercial patients in Indiana; Medicare and Medicaid patients in California; and Medicare, Medicaid, and CHIP patients in Texas.

Our Medicare, Medicaid and CHIP contracts are subject to agreements with our HMO clients whose contracts with the various governmental agencies may be subject to renegotiation at the election of the specific agency.

Over eighty percent of our operating revenue is currently concentrated, and has been concentrated in past fiscal years, in contracts with four health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, may adversely impact our financial results.

GROWTH STRATEGY

CBC is a leader in the MBHO field with years of experience serving public program health plans and unique innovative programs addressing ASD, ADD and pharmacy management. The continued consolidation of the behavioral health care market through the acquisition of MBHOs by health plans offers CBC opportunities and we have become one of the few MBHOs that are not owned by a health plan and thus remain independent to focus on many customers at once.

Our objective is to expand our presence in both existing and new managed behavioral healthcare markets by enhancing our product offerings, adjusting our client portfolio to better balance our risk-to-ASO ratio and identifying new business development partners. We have identified portions of our market to focus on health plans known as “safety net” plans, which serve populations that we believe need many of the services that we provide. We have expanded our specialty management products to include ASD, ADD, and pharmacy management for psychotropic medications. We provide data analytic services for health plan claims and pharmacy data to effectively integrate plan data so that actionable information can be utilized to address patient care.

We provide our core product, outsourced behavioral healthcare management, to health plans, government entities, and other entities. In addition, the Medicare market is growing rapidly with new Medicare Advantage Plans being approved by the Centers for Medicare and Medicaid Services (“CMS”). Persons over the age of 65 and younger persons who are deemed disabled are eligible to receive Medicare benefits. The shifting demographics of the U.S. population signal increasing Medicare enrollment as the baby boom generation ages. According to the U.S. government, Medicare expenditures are projected to double over the next decade to a cost of approximately $863 billion in the year 2016. Additionally, the passage of the recent economic stimulus legislation requires that mental health and substance abuse benefits be paid at the same level as medical benefits. Compliance is mandated by 2010 and is anticipated to generate additional business for MBHOs. Finally, 35 states are in various stages of legislating mandates, with 11 already having passed legislation, for the case management of Autism. Mental health expertise continues to be critical to successful management of healthcare costs, and of particular importance to managing the care of populations with specific needs and we are well positioned for the growth in this sector of the market.

Our acquisition of Core will enable us to expand our product offerings to include Core’s health-related products under its Medquip™ brand name, insurance and discounted health products branded as Core Advantage™, and durable health and non-health related goods. We will utilize traditional and non-traditional distribution channels focused on targeted markets, such as the uninsured, the underinsured, and underserved ethnic groups. We believe the customer base of each company will provide cross-selling opportunities leading potentially to greater revenue, and the ability of the combined companies to realize synergies that we anticipate will lead to greater profit margins.

PROVIDER NETWORK

Our managed behavioral healthcare services are provided by contracted providers, including behavioral healthcare professionals and facilities. Our behavioral healthcare professionals include a variety of specialized behavioral healthcare personnel, such as:

•	psychiatrists

•	psychologists

•	therapists

•	licensed clinical social workers

•	substance abuse counselors and

•	other licensed healthcare professionals.

The facilities we provide our services to include:

•	psychiatric hospitals

•	general medical facilities with psychiatric beds

•	residential treatment facilities

•	other treatment facilities.

Outpatient providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Outpatient providers typically execute contracts with us under which they are generally paid on a fee-for-service basis.

Our provider network also includes contractual arrangements with intensive outpatient facilities, partial hospitalization facilities, community health centers, and other community-based facilities. Our contracts with facilities are on a per diem or fee-for-service basis and, in some cases, on a “case rate” basis, whereby a fixed amount is paid irrespective of the amount of services provided.

COMPETITION

The behavioral healthcare industry is very competitive and provides products and services that are price sensitive. We believe that there are approximately 150 MBHOs providing services for an estimated 227 million covered lives in the United States. Competitors include both freestanding MBHOs as well as HMOs and insurers with internal behavioral health units or subsidiaries. Many of these competitors have revenues, financial resources, and membership substantially larger than ours. The extent of competition results in significant pricing pressures which limits our revenue growth. Accordingly, we expect our future growth to come mainly from additional contracts in different segments.

SEASONALITY OF BUSINESS

Historically, we have experienced increased member utilization during the months of March, April and May and consistently low utilization by members during the months of June, July, and August. Such variations in member utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the June through August period and a negative impact on our gross margins and operating profits during the months of March through May.

GOVERNMENT REGULATION

We are subject to extensive and evolving state and federal regulations relating to the nation’s mental health system, as well as changes in Medicaid and Medicare reimbursement that could have an effect on our profitability. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably between states. As a result, we may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services. We hold licenses or certificates to perform utilization review and/or third party administrator (“TPA”) services in:

•	Connecticut

•	Florida

•	Georgia

•	Illinois

•	Indiana

•	Maryland

•	Michigan

•	Pennsylvania

•	Texas.

Some of the services provided by our managed behavioral healthcare subsidiaries may be subject to such licensing requirements in other states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that we will qualify to obtain or renew such licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans that retain ultimate financial responsibility have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in certain states. If the regulatory positions of these states change, our business could be materially affected until such time as we meet the regulatory requirements. We cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

As of January 1, 2009, we managed approximately 805,000 lives in connection with behavioral and substance abuse services covered through Medicare, Medicaid and CHIP programs in Texas; Medicare and Medicaid in Florida, California, and Michigan; and Medicare in Connecticut and Puerto Rico. Any changes in Medicare, Medicaid or CHIP funding would ultimately affect our reimbursement and overall profitability.

We are subject to the requirements of the Health Insurance Portability and Accountability Act of 1996, or HIPAA. One of the purposes of HIPAA is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans.

ACCREDITATION

The National Committee on Quality Assurance provides information about the quality of national managed care plans to enable consumers to evaluate health plan performance. To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, NCQA has developed an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators, and consumers. The Standards for Accreditation of MBHOs used by NCQA reviewers to evaluate an MBHO address the following areas: quality improvement, utilization management, credentialing, members’ rights and responsibilities, and preventative care. These standards validate that an MBHO is founded on principles of quality and is continuously improving the clinical care and services it provides. NCQA utilizes the Health Plan Employer Data and Information Set (“HEDIS”), which is a core set of performance measurements developed to respond to complex but clearly defined employer needs as standards for patient care and customer satisfaction.

In October 2008, we were awarded Full Accreditation by NCQA extending through September of 2011. Full Accreditation is granted for a period of three years to those plans that have, according to the NCQA, excellent programs for continuous quality improvement and that meet NCQA’s rigorous standards.

We believe our NCQA accreditation is beneficial to our clients and their members we serve. Additionally, NCQA accreditation is required by several of our client contracts and is frequently an important consideration to our prospective clients.

MANAGEMENT INFORMATION SYSTEMS

All of our health plans information technology and systems operate on a single platform. This approach avoids the costs associated with maintaining multiple systems and improves productivity. The open architecture of the systems gives us the ability to transfer data from other systems thereby facilitating the integration of new health plan business. We use our information system for claims processing, utilization management, reporting, cost trending, planning, and analysis. The system also supports member and provider service functions, including:

•	enrollment

•	member eligibility verification

•	provider rosters

•	claims status inquiries

•	referrals and authorizations.

We have implemented significant enhancements to our existing healthcare information system with recently made available technology from our current vendor to best meet our future information system needs and comply with all HIPAA requirements. These enhancements include advanced software to facilitate patient case management and provide our healthcare providers with self-serve capabilities through the Internet. We expect all parties involved to benefit from the efficiencies of our improved information systems.

MARKETING AND SALES

Our marketing and sales efforts are led by our Chief Executive Officer and Senior Vice President of Business Development. In addition, we utilize consultants for direct sales to commercial, Medicaid, and Medicare prospective clients. We will continue to dedicate resources to expand our sales staff and marketing efforts as necessary.

CompCare’s sales strategy focuses on matching our solutions to the needs identified by our potential clients. Examples of developing customer solutions include our ASD, ADD, and pharmacy analytics programs that offer unique solutions for our customers. Sales are highly technical and complex, involving many stakeholders within an organization. The sales cycle is typically 12 to18 months. Sales leads may be generated by our business development staff, our operations staff, consultants, cold calls, prior business relationships, or recommendations from existing clients. We attend trade shows within geographic areas in which we conduct business and reach out to contacts known to us, our consultants, and our investors. Proposals in response to RFPs from prospective commercial and public sector clients are prepared by our sales staff and presented by our Chief Executive Officer and Senior Vice President of Business Development. In addition, we maintain permanent marketing outreach through our website, www.compcare.com.

ADMINISTRATION AND EMPLOYEES

Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and member service functions. Provider management, account management, and certain clinical and utilization management functions are also performed in our Texas office and by employees located in Michigan and Indiana. As of December 31, 2008, we employed 64 full-time and 10 part-time employees.

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

You should carefully consider and evaluate all of the information in this report, including the risk factors listed below. Risks and uncertainties in addition to those we describe below, that may not be presently known to us, or that we currently believe are immaterial, may also harm our business and operations. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this report.

Risks related to our business

We may not be able to successfully implement our modified business strategy.

Our merger with Core in January 2009 will result in the addition of a variety of health related products to our currently offered managed behavioral healthcare services. We may not be successful in implementing a sales plan to effectively market the new products or the products may not generate the level of customer interest, and thus revenue and profit margins, that were anticipated at the time of the merger.

We may not be able to accurately predict utilization of our full-risk contracts, which could result in contracts priced at levels insufficient to ensure profitability.

Managed care operations are at risk for costs incurred to provide agreed upon levels of service. Failure to anticipate or control costs could have material, adverse effects on our business. A very large percentage of our services are provided on a full-risk capitation basis, which exposes us to significant risk that contracts negotiated and entered into may ultimately be unprofitable if utilization levels require us to provide services at a cost in excess of the capitation rates we receive for the services.

Because providers are responsible for claims submission, the timing of which is uncertain, we must estimate the amount of claims incurred but not reported, and actual results may differ materially.

Our costs of care include estimated amounts for claims incurred but not reported, referred to as IBNR. The IBNR is estimated using an actuarial paid completion factor methodology and other statistical analyses that we continually review and adjust, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. Our estimates of IBNR may be inadequate in the future, which would negatively affect results of operations. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results may differ materially from the estimated amounts reported.

We may be subject to fines and penalties being assessed to us by our clients.

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

An effective and secure information system, available at all times, is vital to our health plan customers and their members. We depend on our computer systems for significant service and management functions, such as providing membership verification, monitoring utilization, processing provider claims, and providing regulatory data and other client and managerial reports. Although our computer and communications hardware is protected by physical and software safeguards, it is still vulnerable to computer viruses, fire, storm, flood, power loss, telecommunications failures, physical or software break-ins, and similar events. We do not have 100% redundancy for all of our computer and telecommunications facilities. A catastrophic event could have a significant negative effect on our business, results of operations, and financial condition.

We also depend on a third-party provider of application services for our core business application. Any sustained disruption in their services to us would have a material effect on our business.

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

We will require additional funding, and we cannot guarantee that we will find adequate sources of capital in the future or that we will be able to continue as a going concern.

We cannot assure you that our existing cash and cash equivalents will be sufficient to fund our business. We expect to obtain these funds from operating activities and financing activities that may include equity or debt financings, which could dilute stockholder ownership. We cannot provide assurance that additional funding will be available on acceptable terms, if at all.

Failure to achieve profitable operations and positive cash flows from operations during 2009 would adversely affect our ability to achieve our business objectives and may require us to raise additional funds that may include equity or debt financing. There can be no assurance as to the availability of needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to us. The inability or failure to raise funds before our available cash is depleted will have a material adverse effect on our business and may raise doubt as to our ability to continue as a going concern.

Our ability to utilize net operating loss carryforwards may be limited.

As of December 31, 2008, we had net operating loss carryforwards, or NOLs, of approximately $12.8 million for federal income tax purposes that will begin to expire in 2022. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

We underwent such ownership changes in June 2005, January 2007, and January 2009. Any future ownership changes can impose the application of another Section 382 limitation on our federal NOLs and can reduce the amount of NOLs we can utilize in a year if the market value of our stock were to decline significantly prior to an ownership change. Such an event may have an adverse impact on our anticipated future cash flow.

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

For the year ended December 31, 2008, we provided behavioral healthcare services to the members of four health plans under contracts that on a combined basis represented approximately 88% percent of our operating revenue. The loss of one or more of these clients, unless replaced by new business, would negatively affect our financial condition. During 2008, we experienced the loss of our Pennsylvania, Maryland, and Indiana major customers, which on a combined basis provided 68% of our operating revenue for fiscal 2008. As a result, we may experience lower operating margins and profitability. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice.

We may be unsuccessful in obtaining performance bonds or other security that is required by our existing or future clients, and consequently may lose clients.

Some of our clients may require us to maintain performance bonds, restricted cash accounts, or other security with respect to our obligations to pay IBNR claims and claims not yet processed and paid. Due to current market conditions, we may be unable to provide the security required by our client. This could result in the loss of a client or clients which would negatively affect our financial condition.

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

We maintain a program of insurance coverage against a broad range of risks related to our business. As part of this program of insurance, we are subject to certain deductibles and self-insured retentions. Our insurance may not be sufficient to cover all judgments, settlements, or costs relating to future claims, suits or complaints. Upon expiration of our insurance policies, sufficient insurance may not be available on favorable terms, if at all. If we are unable to secure adequate insurance in the future, this may have a material adverse effect on our profitability and financial condition.

The Company may be unable to attract and retain qualified personnel.

The Company’s business is largely dependent on the skills, experience and performance of key members of the Company’s senior management team. The Company plans to increase its sales and marketing personnel, as well as enter into agreements with independent third-parties to sell products and services in order to grow revenue. The Company believes that its success depends largely on its ability to attract and retain highly skilled and qualified technical, managerial, and marketing personnel. The market for highly skilled sales, marketing and support personnel is highly competitive as a result of the limited availability of technically qualified personnel with the requisite understanding of the markets which the Company serves. The inability to hire or retain qualified personnel may hinder the Company’s ability to implement its business strategy and may harm its business.

The Company’s cash deposits exceed FDIC insured amounts.

The Company regularly maintains cash balances that exceed amounts covered FDIC. As of December 31, 2008, the Company had approximately $1.1 million in banking accounts. Should our bank cease operations, it would cause a significant disruption to the Company’s cash flow. The Company has recently opened new bank accounts at other banking institutions and began to spread its cash reserves in order to minimize any potential impact of a bank failure.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our expected growth in our operations will place a significant strain on our management, administrative, operational, and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan and our business and operations may be adversely impacted.

Risks related to our industry

Adverse conditions in the global economy could negatively affect our revenues and sources of liquidity.

The financial markets have been experiencing extreme disruption, including severely diminished liquidity and availability of credit, which could adversely affect our ability to raise additional capital. State and federal budgets could be adversely affected resulting in reduced payments to our clients for health care coverage programs, including Medicare, Medicaid, and CHIP, which in turn could result in lower revenues being paid to us and adversely affecting our results of operations.

Our existing and potential managed care clients operate in a highly competitive environment and may be subject to a higher rate of merger, acquisition, and regulation than in other industries.

We typically contract with small to medium sized HMOs that may be adversely affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare through various means. Our clients may also decide to manage the behavioral healthcare benefits “in-house” and, as a result, discontinue contracting with us. Additionally, our clients may be acquired by larger HMOs, in which case there can be no assurance that the acquiring company would renew our contract. The non-renewal of one or more contracts could adversely impact our business.

Many managed care companies, including nine of our existing clients, provide services to groups covered by Medicare, Medicaid and/or CHIP programs. Such federal and state controlled programs are susceptible to annual changes in reimbursement rates and eligibility requirements that could ultimately affect companies such as CompCare.

As of January 1, 2009, we managed approximately 805,000 lives in connection with behavioral and substance abuse services covered through Medicare, Medicaid and CHIP programs in Texas; Medicare and Medicaid in Florida, California and Michigan; and Medicare in Connecticut and Puerto Rico. Any changes in Medicare, Medicaid, and/or CHIP reimbursement could ultimately affect us through contract bidding and cost structures with the health plans first impacted by such changes. If we are unable to adapt to the differing needs of our Medicare members and the Medicare regulations, we may be unsuccessful in managing this line of business.

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

We are required to hold licenses or certificates to perform utilization review and/or TPA services in Connecticut, Florida, Georgia, Indiana, Illinois, Maryland, Michigan, Pennsylvania, and Texas. Additional utilization review or TPA licenses may be required in the future, and we may not qualify to obtain new licenses or renew existing licenses. In many states, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, our business could be materially affected until such time as we are able to meet the regulatory requirements, if at all. Additionally, some states may decide to contract directly with companies such as ours for managed behavioral healthcare services, in which case they may also require us to maintain financial reserves or net worth requirements that we may not be able to meet. Currently, we cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

Healthcare reform can significantly reduce our revenues and profitability.

The U.S. Congress and certain state legislatures are considering legislation that, among other things, could limit funding to our clients. We cannot predict the effect of this legislation or other legislation that may be adopted by Congress or by the states. Such legislation, if implemented, could have a material, adverse effect on us.

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

The managed care industry is subject to class action lawsuits and claims for professional liability that could increase our expenditures and have an adverse effect on our profitability and financial condition.

In recent years the managed care industry has been subject to a greater number of lawsuits and claims of professional liability alleging negligence in performing utilization review and other managed care activities and in the denial of payment for services. Such incidents may result in professional negligence or other claims against us causing us to incur fees and expend substantial resources in defense of such actions. Although we maintain professional liability insurance, there can be no assurance that future claims will not have a material effect on our profitability and financial position.

Risks related to our common and preferred stock

Our Series B-1 and Series B-2 Convertible Preferred shareholders have significant rights and preferences over the holders of our common stock.

The Core shareholders who received our Series B-1 and Series B-2 Convertible Preferred Stock as a result of our merger with Core on January 20, 2009 are entitled to receive dividends when declared by our Board of Directors. The payment of these dividends will take priority over any payment of dividends on our common stock. The holders of our Series B-1 and Series B-2 Convertible Preferred Stock will also have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up. In addition, each Series is entitled to vote together with the holders of our common stock on an “as converted” basis.

The holders of Series B-1 Convertible Preferred stock are entitled to convert into a designated number of shares of Series C Preferred Stock upon the filing of a Certificate of Designation and satisfaction of other conversion conditions. The holders of the Series C Preferred Stock, when outstanding, will have a claim against our assets senior to the claim of our common stock and the Series B-2 Convertible Preferred Stock. The aggregate amount of that senior claim will be approximately $3,600,000, which will increase thereafter if such preferred stock accrues dividends or if we issue additional shares of such preferred stock. The Series B-2 Convertible Preferred Stock is entitled to convert into common shares at a predetermined ratio after satisfaction of certain conversion conditions.

The holders of our Series B-1Convertible Preferred Stock have other rights and preferences, including the following:

•	to convert its preferred stock into an increased number of shares of common stock as a result of antidilution adjustments;

•	to designate representatives to appoint a majority of our Board of Directors;

•	to prevent the creation and issuance of capital stock with rights equal to or superior to those of the Series B-1 Preferred Convertible Stock;

•	prior consent for a sale or merger including a material portion of our assets or business; and

•	prior consent before entering into any single or series of related transactions exceeding $5,000,000 or incurring any debt in excess of $5,000,000.

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

Shares reserved for future issuance upon the conversion of our preferred stock, subordinated debentures, options, warrants, and a convertible promissory note will cause dilution to our common stockholders.

As of December 31, 2008, 4,553,136 shares of our common stock were reserved for Series A Convertible Preferred Stock, 1,153,500 shares for outstanding options and warrants, 800,000 shares for a convertible promissory note, and 15,873 shares for our subordinated debenture. On January 20, 2009, the Series A Preferred Stock was converted to common stock, and Series B-1 and B-2 Convertible Preferred Stock were issued. Upon the satisfaction of certain conversion conditions, the Series B-1 Convertible Preferred Stock will have the ability to convert into Series C Preferred Stock, which will have the option to convert into 4,554,379 shares of common stock. The Series B-2 Convertible Preferred Stock is convertible into 7,246,871 shares of common stock once similar conversion conditions have been met. Our stockholders would experience further dilution of their investment upon conversion or exercise of these securities.

Errors in estimates may have a significant negative impact on our financial condition and results of operations.

Assumptions relating to certain business, accounting and financial estimates involve judgments that are difficult to predict accurately and are subject to many factors that can materially affect results. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our budgets which may in turn affect our results. In light of the factors that can materially affect the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We incur costs as a result of being a publicly-traded company.

As a publicly-traded company, we incur legal, accounting, and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended (the Exchange Act), recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented relatively recently by the Securities and Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA).

The Company may raise additional funds in the future through issuances of securities and such additional funding may be dilutive to stockholders or impose operational restrictions.

We may raise additional capital in the future to help fund acquisitions and our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002 and, without voluntary compliance with such provisions, neither you nor the Company will receive the benefits and protections they were enacted to provide.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance rules established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These rules relate to independent director standards, director nomination procedures, audit and compensation committees standards, the use of an audit committee financial expert and the adoption of a code of ethics.

While we intend to file an application to have our securities listed for trading on a national securities exchange in the future that would require us to fully comply with those obligations, we cannot assure you that we will file such an application, that we will be able to satisfy applicable listing standards, or, if we do satisfy such standards, that we will be successful in receiving approval of our application by the governing body of the applicable national securities exchange.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to other issuers, and we expect that our share price will continue to be volatile for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTC Bulletin Board® (OTCBB) have been volatile in the past and have experienced share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors

•	changes in operating and stock price performance of other companies in our industry

•	additions or departures of key personnel

•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

ITEM 2.	PROPERTIES

We do not own any real property. We lease our corporate office and Texas office. The following table sets forth certain information regarding our leased properties as of December 31, 2008. The Texas lease is a full service lease under which we bear only those costs of operations and property taxes exceeding the base-year expenses. The Florida lease monthly base rent covers all services and property taxes. We believe our current office space is suitable and adequate to meet our existing needs and that additional facilities will be available for lease to meet our future needs. Our Indiana office, which was not subject to a written lease agreement, was closed in December 2008.

Name and Location	Lease Expires	Monthly Base Rent (in Dollars)
Corporate Headquarters, Regional, Administrative, and Other Offices
Tampa, Florida, Corporate Headquarters	2010	$35,437
Grand Prairie, Texas	2010	3,086

ITEM 3.	LEGAL PROCEEDINGS

We and nine current and former board members were named as defendants in two class action lawsuits filed by two shareholders on January 23, 2007 and February 1, 2007, respectively, regarding a proposed merger between CompCare and Hythiam. On May 25, 2007, we mutually terminated the Agreement and Plan of Merger. The lawsuits were subsequently dismissed as moot, but requests for attorney fees by plaintiffs remained pending. On June 19, 2008, the Chancery Court awarded $325,000 in fees and expenses to plaintiff’s counsel. The award was paid in January 2009 from funds provided by a claim against our directors’ and officers’ insurance policy.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information - Our common stock is traded on the OTCBB under the symbol CHCR. The following table sets forth the range of high and low bid quotations for the common stock, as reported by the OTCBB, for the fiscal quarters indicated. The market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

		Price
		HIGH	LOW
Year 2008	FIRST QUARTER	$0.70	0.45
(January 1, 2008 to December 31, 2008)	SECOND QUARTER	0.59	0.30
	THIRD QUARTER	0.47	0.25
	FOURTH QUARTER	0.51	0.15

Year 2007	FIRST QUARTER	$2.00	0.79
(January 1, 2007 to December 31, 2007)	SECOND QUARTER	1.20	0.70
	THIRD QUARTER	1.30	0.88
	FOURTH QUARTER	1.00	0.46

Transition Period	FIRST QUARTER	$2.45	1.73
(June 1, 2006 to December 31, 2006)	SECOND QUARTER	2.25	1.80
	DECEMBER	2.05	1.80

(b)	Holders - As of March 23, 2009, we had 1,116 holders of record of our common stock.

(c)	Dividends - We did not pay any cash dividends on our common stock during the years ended December 31, 2008 and 2007, the seven months ended December 31, 2006 or during the 2006 fiscal year and do not contemplate the initiation of payment of any cash dividends in the foreseeable future. The holders of record of our newly issued Series B-1 and Series B-2 Convertible Preferred Stock are entitled to receive dividends in preference to the holders of our common stock and any of our equity securities ranking junior to our Series B-1 and Series B-2 Convertible Preferred Stock, when and if declared by our Board. If declared, holders of our Series B-1 and Series B-2 Convertible Preferred Stock will receive dividends in an amount equal to the amount that would have been payable had the Series B-1 and B-2 Convertible Preferred Stock been converted into shares of our common stock immediately prior to the declaration of such dividend. No dividends shall be authorized, declared, paid or set apart for payment on any class or series of the Company’s stock ranking, as to dividends, on a parity with or junior to the Series B-1 Convertible Preferred Stock for any period unless full cumulative dividends have been, or contemporaneously are, authorized, declared, paid or set apart in trust for such payment on the Series B-1 Convertible Preferred Stock. In addition, as long as a majority of the 1,675 shares of our Series B-1 Convertible Preferred Stock are outstanding, we cannot declare or pay any dividend or other distribution with respect to any equity securities without the affirmative vote of holders of at least 50% of the outstanding shares of Series B-1 Convertible Preferred Stock.

(d)	The equity compensation plan information contained in Item 12 of Part III of this Annual Report is incorporated herein by reference.

(e)	Performance Graph - Not applicable. This annual report on Form 10-K does not precede or accompany a proxy or information statement relating to an annual meeting of security holders at which directors are to be elected (or special meeting or written consents in lieu of such meeting).

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,	Year Ended December 31,	Seven Months Ended December 31,	Fiscal Year Ended May 31,
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:	2008	2007	2006	2006	2005	2004
	(Amounts in thousands, except per share data)
Operating revenues	$35,156	$37,400	$10,315	$23,956	$24,473	$27,583
Costs and expenses:
Healthcare operating expenses	36,496	36,790	9,713	20,562	21,298	24,178
General and administrative expenses	3,742	4,032	1,767	3,316	3,078	3,385
(Recovery of) provision for doubtful accounts	(49)	(4)	(136)	(88)	(4)	(7)
Depreciation and amortization	153	154	62	87	96	107

	40,342	40,972	11,406	23,877	24,468	27,663

Operating (loss) income from continuing operations before items shown below	(5,186)	(3,572)	(1,091)	79	5	(80)
Other income (expenses):
Loss in connection with prepayment of note receivable	—	—	—	—	—	(20)
Loss from software development	—	—	—	(123)	—	—
Loss on impairment of investment	—	—	—	(17)	(118)	—
Gain from sale of available-for-sale securities	—	29	—	—	—	—
Gain from property insurance claim	—	—	17	—	—	—
Gain on sale of assets	—	3	2	—	—	—
Loss on sale/disposal of assets	(9)	—	—	—	—	—
Other non operating income, net	14	192	254	66	88	1
Interest income	26	147	58	78	15	26
Interest expense	(192)	(190)	(113)	(186)	(206)	(215)

Loss from continuing operations before income taxes	(5,347)	(3,391)	(873)	(103)	(216)	(288)
Income tax expense	5	72	43	78	52	102

Loss from continuing operations	(5,352)	(3,463)	(916)	(181)	(268)	(390)
Loss from discontinued operations	—	—	(20)	—	—	(387)

Net loss attributable to common stockholders	$(5,352)	$(3,463)	$(936)	$(181)	$(268)	$(777)

Loss per common share - basic:
Loss from continuing operations	$(0.67)	$(0.45)	$(0.14)	$(0.03)	$(0.05)	$(0.09)
Loss from discontinued operations	—	—	(0.01)	—	—	(0.09)

Net loss	$(0.67)	$(0.45)	$(0.15)	$(0.03)	$(0.05)	$(0.18)

Loss per common share - diluted:
Loss from continuing operations	$(0.67)	$(0.45)	$(0.14)	$(0.03)	$(0.05)	$(0.09)
Loss from discontinued operations	—	—	(0.01)	—	—	(0.09)

Net loss	$(0.67)	$(0.45)	$(0.15)	$(0.03)	$(0.05)	$(0.18)

BALANCE SHEET DATA:
Working capital (deficit)	$(5,710)	$(721)	$2,502	$120	$(3,589)	$(4,098)
Total assets	4,605	8,232	8,114	8,182	6,448	6,225
Total long-term debt and capital lease obligations	2,585	2,403	2,402	2,432	2,375	2,364
Stockholders’ deficit	$(9,196)	$(4,132)	$(803)	$(743)	$(4,117)	$(4,725)

No dividends were paid during any of the periods presented above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes forward-looking statements, the realization of which may be impacted by certain important factors discussed previously under Item 1A “Risk Factors.”

OVERVIEW

CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both employers and health plans that contract with governmental entities. Our clinical services are provided primarily by unrelated contracted providers on a fee for service or subcapitated basis.

In January 2008, CompCare appointed John Hill as its new Chief Executive Officer and President and charged him with the responsibility of improving CompCare’s financial performance. Following a review of operations and all client contracts, Mr. Hill formulated a plan to better streamline our processes and to focus on financial objectives. We quickly implemented the plan and CompCare began to re-organize its operations in the second quarter of 2008. We completed this restructuring in the fourth quarter of 2008. As a result of the automation of some manual processes, the streamlining of workflows, and improving the sales pipeline opportunities by hiring a Senior Vice President of Business Development, we expect much better operating results in 2009 as compared to 2008.

The reorganization plan also included a shift in the sales and marketing approach of the Company to improve margins. In concert with the addition of a Senior Vice President of Business Development, we began pursuing Administrative Services Only contracts and broadened our product offerings. The Company began utilizing consultants, association memberships, and endorsements to increase its market presence. ASO contracts are non-risk and provide management with more certainty in generating profits. We further expanded our product offering to include specialty case management services in areas such as Attention Deficit Disorder and Autism and an analytic service that provides our clients with actionable information so patients can be coordinated cost effectively. We expect these efforts to broaden our sales pipeline.

In the summer of 2008, we formed a majority owned subsidiary in Puerto Rico with an island based provider system. CompCare de Puerto Rico was awarded its first HMO contract in the fall and began providing mental health services in December. On January 1, 2009, CompCare de Puerto Rico added psychotropic drug management to that contract. With the new governmental administration in Puerto Rico, we believe that new opportunities will begin to appear and with our local partner, we are well positioned to grow our business.

On January 20, 2009, CompCare acquired Core. This acquisition dramatically expands CompCare’s marketing capabilities, both domestically and internationally, as well as providing CompCare with a substantially expanded product line to be marketed as companion products to its already existing line of healthcare offerings.

Core is a company specializing in the healthcare sector and is a national leader in product sourcing and the direct response market. Core markets a variety of health-related products under its Medquip™ brand name and insurance and discounted health products branded as Core Advantage™ through a multiple of distribution channels. In addition to traditional distribution channels, the Company directs its distribution into highly targeted ethnic markets. In particular, CompCare services Medicare/Medicaid and affordable healthcare solution market segments – segments that are all “booming” in this economic climate.

As a direct result of CompCare’s acquisition of Core, the Company can expect strong revenue growth and sustainable increased margins. All CompCare’s overheads are covered by its existing contracted revenues, thus all new sales generated by the Company will have a visible impact to the bottom line. In addition, CompCare’s existing back office and fulfillment capabilities will be able to easily support the additional sales.

The following table sets forth our operating (loss) income for the years ended December 31, 2008 and 2007, the seven months ended December 31, 2006 and 2005 and the fiscal years ended May 31, 2006 and 2005 (amounts in thousands):

	Year Ended December 31,		Seven Months Ended December 31,		Fiscal Year Ended May 31,
	2008	2007	2006	2005	2006	2005
				(unaudited)
Operating revenues:
Capitated contracts	$34,117	$36,295	$9,829	$14,618	$23,044	$22,062
Non-capitated sources	1,039	1,105	486	649	912	2,411

Total operating revenues	35,156	37,400	10,315	15,267	23,956	24,473

Operating expenses:
Healthcare operating expenses:
Claims expense (1)	30,492	30,315	7,575	10,820	16,250	16,379
Other healthcare operating expenses (1)	6,004	6,475	2,138	2,594	4,312	4,919

Total healthcare operating expenses	36,496	36,790	9,713	13,414	20,562	21,298
General and administrative expenses	3,742	4,032	1,767	1,959	3,316	3,078
Recovery of doubtful accounts	(49)	(4)	(136)	(36)	(88)	(4)
Depreciation and amortization	153	154	62	51	87	96

Total operating expenses	40,342	40,972	11,406	15,388	23,877	24,468

Operating (loss) income	$(5,186)	$(3,572)	$(1,091)	$(121)	$79	$5

(1)	Claims expense reflects the costs of revenue of capitated contracts, and other healthcare operating expenses reflects the cost of revenue of capitated and non-capitated contracts.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007.

The decrease in capitated contract revenue from $36.3 million to $34.1 million is primarily attributable to the loss of one client in Texas and two customers in Indiana, which accounted for approximately $5.7 million in revenue for the year ended December 31, 2007 compared to $37,000 for the year ended December 31, 2008. This was partially offset by additional business from existing clients in Indiana, Maryland, and Michigan, which contributed an additional $3.7 million. The decrease in non-capitated revenue is primarily attributable to the loss of business from customers in Indiana and Texas.

Claims expense on capitated contracts increased approximately $177,000, or 0.6%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Claims expense as a percentage of capitated revenues increased from 83.5% for the year ended December 31, 2007 to 89.4% for the year ended December 31, 2008 due to a high medical loss ratio experienced with our major Indiana client. Other healthcare operating expenses, which are incurred to service both capitated and non-capitated contracts, decreased approximately $471,000, or 7.3%, due to staff decreases in response to the loss of revenues in Indiana and Pennsylvania. As a percentage of total revenue, other healthcare operating expenses decreased from 17.3% for the year ended December 31, 2007 to 17.1% for the year ended December 31, 2008.

General and administrative expenses decreased by $290,000, or 7.2%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease is primarily attributable to the $416,000 severance benefit of two years salary paid in 2007 to our former Chief Executive Officer upon her resignation pursuant to her employment agreement following the January 12, 2007 change in ownership of Woodcliff. General and administrative expense as a percentage of operating revenue decreased from 10.8% for the year ended December 31, 2007 to 10.6% for the year ended December 31, 2008.

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

RESULTS OF OPERATIONS – FISCAL YEAR ENDED MAY 31, 2006 AS COMPARED TO THE FISCAL YEAR ENDED MAY 31, 2005.

Capitated contract revenues increased 4.5%, or approximately $1.0 million, to $23.0 million for the year ended May 31, 2006 compared to $22.0 million for the year ended May 31, 2005. This increase in revenue is primarily attributable to additional business from existing clients in Indiana and new customers in Pennsylvania and Maryland, but was partially offset by the termination of our Connecticut contract, the loss of which accounted for $1.9 million less revenue in fiscal 2006 than in fiscal 2005. Non-capitated revenue declined 62.2%, or $1.5 million, to $0.9 million for the fiscal year ended May 31, 2006, compared to $2.4 million for the fiscal year ended May 31, 2005. The decrease is primarily attributable to the loss of two management services only customers in Michigan and an ASO client in Texas.

Claims expense on capitated contracts decreased approximately $129,000, or 0.8%, for the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005. The reduction is due to decreased utilization of covered services. Claims expense as a percentage of capitated revenues decreased from 74.2% for the fiscal year ended May 31, 2005, to 70.5% for the fiscal year ended May 31, 2006. Other healthcare operating expenses, which are incurred to service both capitated and non-capitated contracts, decreased approximately $607,000, or 12.3%, for the fiscal year ended May 31, 2006 as compared to the fiscal year ended May 31, 2005, due to staff reductions in response to the loss of revenues in Michigan, Connecticut and Texas. As a percentage of total revenue, other healthcare operating expenses decreased from 20.1% for fiscal 2005 to 18.0% for fiscal 2006.

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

EFFECTS OF INFLATION

To minimize the effect of inflation, some of our multi-year revenue contracts contain provisions for annual rate increases that average approximately three percent per year. Our largest expense, the cost of care provided by our contracted providers, is frequently tied to standard Medicaid, CHIP, and Medicare reimbursement rates set by governmental entities. To the extent these standard rates are periodically increased to reflect the effects of inflation, we may be adversely affected by rising prices, absent a sufficient compensating increase in our revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2008, net cash and cash equivalents decreased by $5.2 million. Net cash used in operations totaled $5.5 million, attributable primarily to payment of claims on our Indiana, Pennsylvania, and Maryland contracts which have experienced high utilization of services by members. Approximately $1.5 million of the total cash usage was due to a timing difference in the monthly capitation remittance from our large Indiana client, which the Company received in January 2009. In addition, approximately $0.7 million in cash was used to pay accrued claims payable relating to three contracts that terminated during the quarter ended December 31, 2007, and $416,000 was used to make a contractually required severance payment to our former Chief Executive Officer. Cash used in investing activities is comprised of $48,000 in additions to property and equipment offset by $27,000 in proceeds from payments received on notes receivable. Cash provided by financing activities consists primarily of $158,000 in net proceeds from the issuance of common stock and $200,000 from the issuance of a convertible promissory note, providing additional funds for working capital purposes. Other cash flows from financing activities consist of repayment of debt of $55,000.

At December 31, 2008, we had $1.1 million in cash, a working capital deficit of $5.7 million, and a stockholders’ deficit of $9.2 million. To conserve cash during the third and fourth quarters of 2008, we instituted reductions in the usage of consultants and temporary employees and eliminated permanent staffing positions. In addition, we implemented a 10% salary reduction for employees at the vice president level and above and reduced outside directors’ fees by 10%. We also requested rate increases from several of our existing clients.

In January 2009, we underwent a merger with Core. As a combined company, we have been able to raise additional capital, as demonstrated in February 2009 with the infusion of $1.6 million in cash that will be used for working capital purposes and the reduction of accrued claims payable (see Note 19 “Subsequent Events” to the audited, consolidated financial statements included elsewhere in this report). We believe we will have access to additional capital in the future as well, if needed. We believe the addition of Core will increase our sales pipeline for selling opportunities and create additional distribution channels for products we can offer, from which we expect additional positive cash flow. Together with new managed behavioral healthcare business in Michigan and Puerto Rico, we believe we will generate sufficient working capital to sustain current operations and meet our current obligations during the next twelve months.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate, however, actual results could differ from the estimates.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a schedule at December 31, 2008 of our long-term contractual commitments, future minimum lease payments under non-cancelable operating lease arrangements, and other long-term obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Amounts in thousands)
Long-term Debt Obligations (a)	$2,244	—	2,244	—	—
Promissory Notes Payable	200	—	200	—	—
Capital Lease Obligations and related interest	136	69	67	—	—
Operating Lease Obligations	1,050	516	523	11	—

Total	$3,630	585	3,034	11	—

(a)	Excludes 7 1/2% in interest payable semi-annually in April and October (see Note 12 – “Long-term Debt” to the audited, consolidated financial statements).

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

We believe our accounting policies specific to our revenue recognition, accrued claims payable and claims expense, premium deficiencies, goodwill and stock compensation expense involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 2 – “Summary of Significant Accounting Policies” to the audited, consolidated financial statements).

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

ACCRUED CLAIMS PAYABLE AND CLAIMS EXPENSE

Healthcare operating expenses are composed of claims expense and other healthcare operating expenses. Claims expense includes amounts paid to hospitals, physician groups, and other licensed behavioral healthcare professionals. Other healthcare operating expenses include items such as information systems, provider contracting, case management and quality assurance, attributable to both capitated and non-capitated contracts.

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

Accrued claims payable consists primarily of reserves established for reported claims and claims IBNR which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving a range of estimates, management considers qualitative factors, authorization information, and an actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. The accrued claims payable ranges were between $6.4 and $6.9 million at December 31, 2008 and between $4.9 and $5.5 million at December 31, 2007. To determine the best estimates, management reviews utilization statistics, authorized healthcare service data, calculated completion factors, and other data available at and subsequent to the balance sheet dates. The best estimates at December 31, 2008 and 2007 were $6.8 million and $5.5 million, respectively. Approximately $3.4 million of the $6.8 million accrued claims payable balance at December 31, 2008 is attributable to our major Indiana Medicaid client. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last three periods.

The following table provides a reconciliation of the beginning and ending balance of accrued claims payable for the years ended December 31, 2008 and 2007 and the seven months ended December 31, 2006:

	Year Ended December 31,		Seven Months Ended December 31, 2006
	2008	2007
	(Amounts in thousands)
Beginning accrued claims payable	$5,464	2,746	2,790
Claims expense:
Current period	30,579	30,674	7,576
Prior period	(87)	(359)	(1)

Total claims expense	30,492	30,315	7,575

Claims payments:
Current period	23,788	25,210	4,830
Prior period	5,377	2,387	2,789

Total claims payments	29,165	27,597	7,619

Ending accrued claims payable	$6,791	5,464	2,746

Changes in prior year claims expense were primarily due to changes in utilization patterns and changes in claim submission timeframes by providers. Management considers these changes in claims expenses to be immaterial when compared to the total claims expenses incurred in prior years.

Accrued claims payable at December 31, 2008, 2007 and 2006 is comprised of approximately $1.6 million, $1.1 million and $0.7 million, respectively, of submitted and approved claims which had not yet been paid, and $5.2 million, $4.4 million and $2.0 million for IBNR claims, respectively.

Many aspects of our business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment. Actual claims incurred could differ from the estimated accrued claims payable amount presented. The following are factors that would have an impact on our future operations and financial condition:

•	Changes in utilization patterns

•	Changes in healthcare costs

•	Changes in claims submission timeframes by providers

•	Success in renegotiating contracts with healthcare providers

•	Occurrence of catastrophes

•	Changes in benefit plan design and

•	The impact of present or future state and federal regulations.

A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at December 31, 2008 could increase our claims expense by approximately $127,000 as illustrated in the table below:

Change in Healthcare Costs:

(Decrease) Increase	(Decrease) Increase in Claims Expense
(5)%	$(129,000)
5%	$127,000

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

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At December 31, 2008, we believe no contract loss reserve for future periods is necessary. At December 31, 2008 and 2007, no contract loss reserve for future periods was necessary.

GOODWILL

We evaluate at least annually the amount of our recorded goodwill by performing impairment tests that compare the carrying amount to an estimated fair value. Management considers both the income and market approaches in the fair value determination. In estimating the fair value under the income approach, management makes its best assumptions regarding future cash flows and applies a discount rate to the cash flows to yield a present, fair value of equity. The market approach is based primarily on reference to transactions including the Company’s common stock and the quoted market prices of the Company’s common stock. As a result of such tests, management believes there is no material risk of loss from impairment of goodwill. However, actual results may differ significantly from management’s assumptions, resulting in a potentially adverse impact to our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted this statement and incorporated its requirements into our disclosures and periodic tests of impairment of carrying values.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. SFAS 159 did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to an acquired business. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. We are currently evaluating the impact SFAS 141(R) will have on our consolidated financial statements.

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

Index to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007,

Seven Months Ended December 31, 2006, and

Fiscal Year Ended May 31, 2006

Report of Kirkland, Russ, Murphy & Tapp P.A.	31
Consolidated Balance Sheets, December 31, 2008 and 2007	32
Consolidated Statements of Operations, Years Ended December 31, 2008 and 2007, Seven Months Ended December 31, 2006, and Fiscal Year Ended May 31, 2006	33
Consolidated Statements of Stockholders’ Deficit, Years Ended December 31, 2008 and 2007, Seven Months Ended December 31, 2006, and Fiscal Year Ended May 31, 2006	34
Consolidated Statements of Cash Flows, Years Ended December 31, 2008 and 2007, Seven Months Ended December 31, 2006, and Fiscal Year Ended May 31, 2006	35
Notes to Consolidated Financial Statements	36-59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comprehensive Care Corporation

We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2008 and 2007, the seven months ended December 31, 2006, and the fiscal year ended May 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and Subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years ended December 31, 2008 and 2007, the seven months ended December 31, 2006, and the fiscal year ended May 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Kirkland, Russ, Murphy & Tapp P.A.

Clearwater, Florida
March 24, 2009

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,136	$6,313
Accounts receivable, less allowance for doubtful accounts of $2 and $0, respectively	1,581	35
Other current assets	336	407

Total current assets	3,053	6,755

Property and equipment, net	235	333
Note receivable	—	17
Goodwill, net	991	991
Other assets	326	136

Total assets	$4,605	$8,232

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,953	$1,918
Accrued claims payable	6,791	5,464
Income taxes payable	19	94

Total current liabilities	8,763	7,476

Long-term liabilities:
Long-term debt	2,444	2,244
Other liabilities	2,589	2,644

Total long-term liabilities	5,033	4,888

Total liabilities	13,796	12,364

Noncontrolling interest	5	—

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 18,740 shares; 14,400 issued	720	720
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 8,327,766, and 7,702,766, respectively	83	77
Additional paid-in capital	57,919	57,637
Accumulated deficit	(67,918)	(62,566)

Total stockholders’ deficit	(9,196)	(4,132)

Total liabilities and stockholders’ deficit	$4,605	$8,232

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,		Seven Months Ended December 31, 2006	Fiscal Year Ended May 31, 2006
	2008	2007
Operating Revenues	$35,156	37,400	10,315	23,956

Costs and Expenses:
Healthcare operating expenses	36,496	36,790	9,713	20,562
General and administrative expenses	3,742	4,032	1,767	3,316
Recovery of doubtful accounts	(49)	(4)	(136)	(88)
Depreciation and amortization	153	154	62	87

	40,342	40,972	11,406	23,877

Operating (loss) income before items shown below	(5,186)	(3,572)	(1,091)	79
Other income (expense):
Gain from sale of available-for-sale securities	—	29	—	—
Gain from property insurance claim	—	—	17	—
(Loss) gain on sale of assets	(9)	3	2	—
Loss from software development	—	—	—	(123)
Loss on impairment – investment in marketable securities	—	—	—	(17)
Other non-operating income, net	14	192	254	66
Interest income	26	147	58	78
Interest expense	(192)	(190)	(113)	(186)

Loss from continuing operations before income taxes	(5,347)	(3,391)	(873)	(103)
Income tax expense	5	72	43	78

Loss from continuing operations	(5,352)	(3,463)	(916)	(181)
Loss from discontinued operations	—	—	(20)	—

Net loss	$(5,352)	(3,463)	(936)	(181)

Loss per common share - basic:
Loss from continuing operations	$(0.67)	(0.45)	(0.14)	(0.03)
Loss from discontinued operations	—	—	(0.01)	—

Net loss	$(0.67)	(0.45)	(0.15)	(0.03)

Loss per common share - diluted:
Loss from continuing operations	$(0.67)	(0.45)	(0.14)	(0.03)
Loss from discontinued operations	—	—	(0.01)	—

Net loss	$(0.67)	(0.45)	(0.15)	(0.03)

Weighted average common shares outstanding:
Basic	7,954	7,697	6,445	5,808

Diluted	7,954	7,697	6,445	5,808

Dilutive common shares without respect to anti-dilutive effect	12,608	12,196	11,274	10,464

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, May 31, 2005	—	$—	5,583	$56	53,813	(57,986)	(4,117)
Net loss	—	—	—	—	—	(181)	(181)
Shares issued in connection with private transactions	14	720	—	—	2,650	—	3,370
Compensatory stock issued to non-employees	—	—	34	—	53	—	53
Exercise of stock options	—	—	282	3	129	—	132

Balance, May 31, 2006	14	$720	5,899	$59	56,645	(58,167)	(743)
Net loss	—	—	—	—	—	(936)	(936)
Shares issued in connection with private transactions	—	—	1,739	17	768	—	785
Compensatory stock issued to non-employees	—	—	17	1	33	—	34
Expense of stock options	—	—	—	—	57	—	57

Balance, December 31, 2006	14	$720	7,655	$77	57,503	(59,103)	(803)
Net loss	—	—	—	—	—	(3,463)	(3,463)
Compensatory stock issued to non-employees	—	—	10	—	25	—	25
Exercise of stock options	—	—	38	—	19	—	19
Expense of stock options	—	—	—	—	90	—	90

Balance, December 31, 2007	14	$720	7,703	$77	57,637	(62,566)	(4,132)
Net loss	—	—	—	—	—	(5,352)	(5,352)
Shares issued in connection with private transactions	—	—	500	5	120	—	125
Exercise of stock options	—	—	125	1	32	—	33
Expense of stock options	—	—	—	—	130	—	130

Balance, December 31, 2008	14	$720	8,328	$83	57,919	(67,918)	(9,196)

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,		Seven Months Ended December 31, 2006	Fiscal Year Ended May 31, 2006
	2008	2007
Cash flows from operating activities:
Loss from continuing operations	$(5,352)	(3,463)	(916)	(181)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	153	154	62	87
Asset writedown – eye care memberships	—	62	—	63
Asset write-off	—	3	—	—
Loss on impairment – investment in marketable securities	—	—	—	17
Loss from software development	—	—	—	123
Loss on sale of assets	9	(3)	(2)	—
Gain from sale of available-for-sale securities	—	(29)	—	—
Gain from property insurance claim	—	—	(17)	—
Amortization of deferred revenue	—	—	(3)	(58)
Non cash expense – stock issued	—	29	22	53
Compensation expense – stock options and warrants issued	130	90	57	—
Changes in assets and liabilities:
Accounts receivable, net	(1,546)	128	(10)	(40)
Accounts receivable – managed care reinsurance contract	—	—	—	372
Other current assets, and other assets	(129)	388	279	(425)
Accounts payable and accrued liabilities	17	734	2	(23)
Accrued claims payable	1,327	2,718	(44)	(940)
Income taxes payable	(75)	44	2	18
Other liabilities	—	(29)	29	(665)

Net cash (used in) provided by continuing operations	(5,466)	826	(539)	(1,599)
Net cash used in discontinued operations	—	(20)	—	(55)

Net cash (used in) provided by continuing and discontinued operations	(5,466)	806	(539)	(1,654)
Cash flows from investing activities:
Net proceeds from sale of available-for-sale securities	—	30	—	—
Net proceeds from sale of property and equipment	2	3	2	—
Proceeds from property insurance claim	—	—	35	—
Payment received on notes receivable	27	25	10	—
Additions to property and equipment, net	(48)	(58)	(160)	(25)

Net cash used in investing activities	(19)	—	(113)	(25)

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	158	19	785	3,502
Proceeds from noncontrolling interest	5	—	—	—
Proceeds from the issuance of debt	200	—	—	—
Repayment of other liabilities	(55)	(55)	(53)	(55)

Net cash provided by (used in) financing activities	308	(36)	732	3,447

Net (decrease) increase in cash and cash equivalents	(5,177)	770	80	1,768
Cash and cash equivalents at beginning of period	6,313	5,543	5,463	3,695

Cash and cash equivalents at end of period	$1,136	6,313	5,543	5,463

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$192	190	98	187

Income taxes	$88	30	41	60

Noncash financing and investing activities:
Property acquired under capital leases	$6	60	34	131

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

NOTE 1 — DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

Comprehensive Care Corporation (the “Company,” “CompCare,” “we”, “us,” or “our”) is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the “Company” include Comprehensive Behavioral Care, Inc. (“CBC”) and subsidiary corporations. The Company, primarily through its wholly owned subsidiary, CBC, provides managed care services in the behavioral health and psychiatric fields, which is its only operating segment. We manage the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, Medicaid and CHIP members on behalf of health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. We also provide prior and concurrent authorization for physician-prescribed psychotropic medications for a major Medicaid HMO in Michigan and a Medicare health plan in Puerto Rico. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for its services includes both private and governmental entities. Our services are provided primarily by unrelated vendors on a subcontract basis.

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

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates and assumptions are of particular importance in our accounting for revenue recognition, accrued claims payable, premium deficiencies, goodwill, and stock compensation expense. Actual results could differ from these estimates.

REVENUE RECOGNITION

Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we review membership eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. For the years ended December 31, 2008 and 2007 such agreements accounted for 97.0%, or $34.1 million, and 97.0%, or $36.3 million, respectively, of revenue. For the seven months ended December 31, 2006 such agreements accounted for 95.3%, or $9.8 million of revenue. For the fiscal year ended May 31, 2006 such agreements accounted for 96.2%, or $23.0 million of revenue. The remaining balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.

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

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At December 31, 2008 and 2007, no contract loss reserve for future periods was necessary.

CASH AND CASH EQUIVALENTS

At December 31, 2008 and 2007, cash and cash equivalents consisted entirely of funds on deposit in savings and checking accounts at major financial institutions.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives ranging from 2 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Amortization of assets acquired under capital leases is included in depreciation expense. Depreciation and amortization expense was $153,000 and $154,000 for the years ended December 31, 2008 and 2007, respectively. Depreciation and amortization expense for the seven months ended December 31, 2006 was $62,000. For the fiscal year ended May 31, 2006, depreciation and amortization expense was $87,000.

GOODWILL

Goodwill represents the cost in excess of the fair value of net assets acquired in purchase transactions. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is periodically evaluated for impairment to carrying amount, with decreases in carrying amount recognized immediately. We review goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The tests for impairment of goodwill require us to make estimates about fair value, which are based on discounted projected future cash flows and the quoted market price of our common stock. We performed an impairment test as of December 31, 2008, 2007 and 2006, and determined that no impairment of goodwill had occurred as of such dates.

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

NON-CONTROLLING INTEREST

Non-controlling interest on our balance sheet as of December 31, 2008 represents the minority owner’s interest in our newly formed, majority owned subsidiary, CompCare de Puerto Rico, Inc. and incorporates adjustments to reflect the minority owner’s share of operating results for 2008. CompCare de Puerto Rico, Inc. is 51% owned by Comprehensive Behavioral Care, Inc. and 49% owned by a major behavioral health services company based in San Juan, Puerto Rico.

OTHER LIABILITIES

Other liabilities include accrued reinsurance claims payable liabilities representing amounts payable to providers under state reinsurance programs.

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

STOCK OPTIONS

We grant stock options to our employees and non-employee directors (“grantees”) allowing grantees to purchase our common stock pursuant to shareholder approved stock option plans. Prior to June 1, 2006, as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation-Transitional Disclosure,” we elected to follow Accounting Principles Board Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee stock options. Under APB 25, in the event that the exercise price of our employee stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. Because all options granted under our employee stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based employee compensation cost was reflected in net loss.

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

FISCAL YEAR ENDED MAY 31, 2006
(in thousands except for per share information)
Net loss, as reported	$(181)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(212)

Pro forma net loss	$(393)

Loss per common share:
Basic – as reported	$(0.03)

Basic – pro forma	$(0.07)

Diluted – as reported	$(0.03)

Diluted – pro forma	$(0.07)

The weighted average fair value of options granted in fiscal year 2006 was $1.42. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

PER SHARE DATA

In calculating basic loss per share, net loss is divided by the weighted average number of common shares outstanding for the period. For the periods presented, diluted loss per share is equivalent to basic loss per share. The following table sets forth the computation of basic and diluted loss per share in accordance with Statement No. 128, “Earnings Per Share”:

	Year Ended December 31,		Seven Months Ended December 31, 2006	Fiscal Year Ended May 31, 2006
	2008	2007
	(Amounts in thousands, except per share information)
Numerator:
Loss from continuing operations	$(5,352)	(3,463)	(916)	(181)
Loss from discontinued operations	—	—	(20)	—

Net loss - Common Stockholders	$(5,352)	(3,463)	(936)	(181)

Denominator:
Weighted average shares - basic	7,954	7,697	6,445	5,808
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average shares - diluted	7,954	7,697	6,445	5,808

Loss per common share – basic and diluted:
Loss from continuing operations	$(0.67)	(0.45)	(0.14)	(0.03)
Loss from discontinued operations	—	—	(0.01)	—

Net loss	$(0.67)	(0.45)	(0.15)	(0.03)

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value.

For cash and cash equivalents, restricted cash, and the note receivable, the carrying amount approximates fair value. Our financial assets and liabilities other than cash are not traded in an open market and therefore require us to estimate their fair value. Pursuant to the disclosure requirements prescribed by FAS 107, we use a present value technique, which is a type of income approach, to measure the fair value of these financial instruments. The rate used for discounting expected cash flows is a risk-free rate adjusted for systematic and unsystematic risk.

The carrying amounts and fair values of our financial instruments at December 31, 2008 and 2007 are as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$1,136	1,136	6,313	6,313
Restricted cash	1	1	1	1
Note receivable	17	17	44	44
Liabilities
Promissory note	200	200	—	—
Debentures	2,244	2,223	2,244	2,096

NOTE 3 — LIQUIDITY

During the year ended December 31, 2008, net cash and cash equivalents decreased by $5.2 million. Net cash used in continuing operations totaled $5.5 million. Cash used in investing activities is comprised of $48,000 in additions to property and equipment offset by $27,000 in proceeds from payments received on notes receivable. Cash provided by financing activities consists primarily of $158,000 in net proceeds from the issuance of common stock and $200,000 from the issuance of a convertible promissory note. Other cash flows from financing activities consist of repayment of debt of $55,000. In January 2009, the Company underwent a merger with Core, which had previously purchased a 49% interest in the Company. The addition of Core increases the Company’s sales pipeline for selling opportunities and creates additional distribution channels for product offerings from which additional positive cash flow is expected. In February 2009, the Company raised additional capital of $1.6 million for working capital purposes and the payment of accrued claims payable. Together with new managed behavioral health care business in Michigan and Puerto Rico, management believes the Company will generate sufficient working capital to sustain current operations and meet its current obligations during the next twelve months.

NOTE 4 — SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Year Ended December 31,		Seven Months Ended December 31, 2006	Fiscal Year Ended May 31, 2006
	2008	2007
Capitated contracts	$34,117	$36,295	$9,829	$23,044
Non-capitated contracts	1,039	1,105	486	912

Total	$35,156	$37,400	$10,315	$23,956

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

NOTE 5 — MAJOR CONTRACTS/CUSTOMERS

(1) Effective December 31, 2008, we ceased providing behavioral health services to approximately 11,000 members of a Medicare Advantage HMO in the state of Maryland. We had previously served 39,000 of this HMO’s members in Pennsylvania until the contract for the membership in this state ended on July 31, 2008, due to the HMO’s selection of another behavioral health vendor. Services provided to members in both states accounted for $6.1 million, or 17.3%, and $5.5 million, or 14.7%, of our operating revenues for the years ended December 31, 2008 and 2007, respectively.

(2) On December 31, 2008, we experienced the loss of a major contract to provide behavioral healthcare services to approximately 278,000 Medicaid and Commercial members in Indiana. The contract generated $17.8 million, or 50.6%, and $15.0 million, or 40.2%, of our revenues for the years ended December 31, 2008 and 2007, respectively.

(3) We currently furnish behavioral healthcare services to approximately 243,000 members of a health plan providing Medicaid, Medicare, and CHIP benefits across three states. Services are provided on a fee-for-service and administrative services only (“ASO”) basis. The contracts accounted for $3.7 million, or 10.6%, of revenue for the year ended December 31, 2008, $4.3 million, or 11.6%, for the year ended December 31, 2007, $1.5 million, or 14.1%, for the seven months ended December 31, 2006, and $2.3 million, or 9.5%, for the fiscal year ended May 31, 2006, respectively. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Termination by either party may occur with 90 days written notice to the other party.

In general, our contracts with our customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

NOTE 6 — ACCOUNTS RECEIVABLE

Accounts receivable of $1.6 million at December 31, 2008 and $35,000 at December 31, 2007 consists of trade receivables resulting from services rendered under managed care capitation contracts.

NOTE 7 — OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2008	December 31, 2007
	(Amounts in thousands)
Accounts receivable – other	$6	$32
Restricted cash	1	1
Prepaid insurance	99	160
Note receivable (1)	17	27
Other prepaid fees and expenses	213	187

Total other current assets	$336	$407

(1)	Represents the current portion of a promissory note received in July 2006 as settlement of a dispute between the Company and a software vendor that had been engaged to design, but was unable to complete, a new managed care information system. The difference between the present value of the note and our investment of approximately $200,000 was recorded in the accompanying fiscal 2006 consolidated statement of operations as a “loss from software development.” The current portion of the receivable is a component of other current assets while the non-current portion of approximately $0 and 17,000 appears as a note receivable in the accompanying consolidated balance sheets at December 31, 2008 and 2007, respectively.

NOTE 8 — OTHER ASSETS

Other assets consist of the following:

	December 31, 2008	December 31, 2007
	(Amounts in thousands)
Deferred costs – NCQA accreditation	$164	$42
Deferred costs – provider credentialing	82	90
Deposits	80	4

Total other assets	$326	$136

NOTE 9 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31, 2008	December 31, 2007
	(Amounts in thousands)
Furniture and equipment	$1,286	2,131
Leasehold improvements	58	61
Capitalized leases	233	282

	1,577	2,474
Less accumulated depreciation and amortization	(1,342)	(2,141)

Total property and equipment, net	$235	333

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2008	December 31, 2007
	(Amounts in thousands)
Accounts payable	$540	$360
Accrued salaries and wages	246	685
Accrued vacation	122	139
Accrued legal and audit	537	207
Short-term portion of capital lease obligations	64	54
Other accrued liabilities	444	473

Total accounts payable and accrued liabilities	$1,953	$1,918

NOTE 11 — CAPITAL LEASES

We use capital leases to finance the acquisition of certain computer and telephone equipment. Terms of the leases range from three to five years.

	December 31, 2008	December 31, 2007
	(Amounts in thousands)
Classes of property:
Computer equipment	$96	$138
Telephone equipment	137	144

Total equipment cost	233	282
Less: accumulated depreciation	131	126

Net book value	$102	$156

Future minimum lease payments under the capital leases are as follows:

Year ended December 31, 2009	$74
Year ended December 31, 2010	47
Year ended December 31, 2011	20

Total minimum lease payments	141
Less: amount representing interest	14

Total obligations under capital leases	127
Less: current installments of capital lease obligations	64

Long–term obligation under capital leases	$63

NOTE 12 — LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2008	December 31, 2007
	(Amounts in thousands)
8 1/2% convertible promissory note due August 2011, interest payable monthly (1)	200	—
7 1/2% convertible subordinated debentures due April, 2010, interest payable semi-annually in April and October (2)	$2,244	2,244

Total long-term debt	$2,444	2,244

(1)	The promissory note is convertible at the option of the note holder into 800,000 shares of restricted common stock at a conversion price of $0.25 per share.
(2)	At December 31, 2008, the debentures are convertible into 15,873 shares of common stock at a conversion price of $141.37 per share.

NOTE 13 — INCOME TAXES

Provision for income taxes consists of the following (amounts in thousands):

	Year Ended December 31,		Seven Months Ended December 31, 2006	Fiscal Year Ended May 31, 2006
	2008	2007
Current:
Federal	$—	—	—	—
State	5	72	43	78

Provision for income taxes	$5	72	43	78

Reconciliation between the provision for income tax and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income tax is as follows (amounts in thousands):

	Year Ended December 31,		Seven Months Ended December 31, 2006	Fiscal Year Ended May 31, 2006
	2008	2007
Income tax benefit at the statutory tax rate	$(1,818)	(1,153)	(303)	(35)
State income tax (benefit) expense, net of federal tax effect	(248)	(51)	4	74
Change in valuation allowance	2,039	1,218	351	(16)
Non-deductible items	41	48	(3)	38

Other	(9)	10	(6)	17

Provision for income taxes	$5	72	43	78

Significant components of our deferred income taxes are as follows:

	December 31,
	2008	2007
Deferred Tax Assets:
Net operating loss carryforwards	$4,861	2,917
Accrued expenses	208	124
Loss on impairment – investment in marketable securities	—	40
Employee benefits	47	53
Other, net	168	93

Total Deferred Tax Assets	5,284	3,227
Valuation Allowance	(5,135)	(3,096)

Net Deferred Tax Assets	149	131

Deferred Tax Liabilities:
Goodwill amortization	(149)	(131)

Net Deferred Tax	$—	—

In June 2005, we completed a private placement transaction that constituted a “change of ownership” under IRS Section 382 rules, which impose limitations on the ability to deduct prior period net operating losses on current federal tax returns. As a result, our ability to use our net operating losses incurred prior to June 14, 2005 is limited to approximately $400,000 per year.

On January 12, 2007, the sale of Woodcliff’s majority interest in the Company to Hythiam constituted a second “change of ownership” under IRS Section 382 rules. In the event that the Company has two or more ownership changes, Section 1.382-5(d) also describes a potential impact on the limitation for any losses attributable to the period preceding the earlier ownership change. We have determined that this change of ownership does not change the limitation of approximately $400,000 per year for net operating losses incurred prior to June 14, 2005, the date of the first change in control. Furthermore, our ability to use net operating losses incurred between June 15, 2005 and January 12, 2007 is limited to approximately $490,000 per year. Net operating losses for periods prior to June 15, 2005 and for the subsequent period of June 15, 2005 to January 12, 2007 may be deducted simultaneously subject to the applicable limitations.

The purchase by Core of Hythiam’s ownership interest resulted in a third change in control of the Company. See Note 19 “Subsequent Events.” As a result, any losses incurred prior to January 20, 2009 are now subject to a lesser limitation, which approximates $361,000 per year. Any unused portion of such limitation can be carried forward to the following year. We may be subject to further limitation in the event that we issue or agree to issue substantial amounts of additional equity.

At December 31, 2008, the Company’s federal net operating loss carryforwards total approximately $12.8 million, of which $8.8 million is not subject to Section 382 limitations from the first two change in control transactions. These losses were incurred in the years ended May 31, 2002 through December 31, 2008, and expire in years 2022 through 2028. The Company may be unable to utilize some or all of its allowable tax deductions or losses, depending upon factors including the availability of sufficient taxable income from which to deduct such losses during limited carryover periods.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years that remain subject to examinations by tax authorities are 2007, 2006, and 2005.

After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2008 and 2007 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

NOTE 14 — EMPLOYEE BENEFIT PLAN

We offer a 401(k) Plan (the “Plan”), which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of our eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed one thousand hours of service are eligible to participate in the Plan. Each participant may contribute from 2% to 50% of his or her compensation to the Plan up to the annual maximum allowed amount, which was $15,500 during 2008, subject to limitations on the highly compensated employees to ensure the Plan is non-discriminatory. Our plan year ends at May 31. Company contributions are discretionary and are determined by the Company’s management. Our employer matching contributions to the Plan were $4,316 and $8,906 in 2008 and 2007, respectively. We did not make a matching contribution during the seven months ended December 31, 2006 or during the 2006 fiscal year.

NOTE 15 — PREFERRED STOCK, COMMON STOCK, AND STOCK OWNERSHIP PLANS

PREFERRED STOCK

As of December 31, 2008, there were 4,340 remaining shares of preferred stock authorized and available to issue, and 14,400 outstanding shares of Series A Preferred Stock. All of the outstanding Series A Preferred shares were issued in June 2005 as a result of the sale of Series A Preferred Stock to Woodcliff for approximately $3.4 million in net cash proceeds. The Series A Preferred Stock, acquired by Hythiam in January 2007, was recently acquired by Core in January 2009. On January 20, 2009, Core converted the Series A Preferred Stock into 4,553,136 shares of common stock. See Note 19 “Subsequent Events.”

On January 20, 2009, as part of the Merger Agreement between Core and CompCare, we issued 1,675 shares of newly designated Series B-1 Convertible Preferred Stock and 2,665 shares of Series B-2 Convertible Preferred Stock in exchange for all of Core’s Class B Common Stock. The Series B-1 Convertible Preferred Stock is senior to the Series B-2 Convertible Preferred Stock, which in turn is senior to our common stock. The Series B-1 and Series B-2 Convertible Preferred Stock have other rights and preferences more fully described in Exhibit 99.2 to our Form 8-K dated January 16, 2009 and filed January 23, 2009, available at www.sec.gov. Also see Note 19 “Subsequent Events.”

COMMON STOCK

Authorized shares of common stock reserved for possible issuance for convertible debentures, convertible preferred stock, convertible note payable, stock options, and warrants are as follows at December 31, 2008:

Convertible debentures(a)	15,873
Convertible preferred stock(b)	4,553,136
Convertible promissory note payable(c)	800,000
Outstanding stock options(d)	847,500
Outstanding warrants(e)	306,000
Possible future issuance under stock option plans	1,198,668

Total	7,721,177

(a)	The debentures are convertible into 15,873 shares of common stock at a conversion price of $141.37 per share.
(b)	The Series A Convertible Preferred Stock is convertible into 4,553,136 shares of common stock at a conversion rate of 316.19 common shares for each preferred share.
(c)	The note payable is convertible into 800,000 shares of common stock at a conversion price of $0.25 per share.
(d)	Options to purchase our common stock have been issued to employees and non-employee Board of Director members with exercise prices ranging from $0.25 to $2.16.
(e)	Warrants to purchase our common stock have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have five-year terms with an exercise price of $1.25.

STOCK OWNERSHIP PLANS

We grant stock options to our employees and non-employee directors (“grantees”) allowing grantees to purchase our common stock pursuant to shareholder-approved stock option plans. We currently have two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to eligible employees and consultants. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years. Vesting generally occurs after six months for one-half of the options and after 12 months for the remaining options. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of December 31, 2008, under the 2002 Incentive Plan, there were 422,000 options available for grant and 538,000 options outstanding, of which 305,500 were exercisable. Additionally, as of December 31, 2008, under the 1995 Incentive Plan, there were 184,500 options outstanding and exercisable. There are no further options available for grant under the 1995 Incentive Plan.

We also have a non-qualified stock option plan for our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Director’s Compensation and Stock Option Committee. Upon joining the Board, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of the Company’s annual meeting. As of December 31, 2008, under the directors’ plan, there were 776,668 shares available for option grants and 125,000 options outstanding and exercisable.

A summary of activity for the year ended December 31, 2008 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,070,375	$1.27
Granted	300,000	0.54
Exercised	(125,000)	0.26
Forfeited or expired	(397,875)	1.85

Outstanding at December 31, 2008	847,500	$0.88	6.34	$—

Exercisable at December 31, 2008	615,000	$1.00	5.28	$—

The following table summarizes information about options granted, exercised, and vested for the years ended December 31, 2008 and 2007, the seven months ended December 31, 2006 and for the fiscal year ended May 31, 2006.

	Year Ended December 31,		Seven Months Ended December 31, 2006	Fiscal Year Ended May 31, 2006
	2008	2007
Options granted	300,000	145,000	125,000	314,666

Weighted-average grant-date fair value	$0.47	$0.76	$1.31	$1.42

Options exercised	125,000	37,500	—	282,166

Total intrinsic value of exercised options	$50,080	$13,160	$—	$411,009

Fair value of vested options	$132,212	$78,346	$59,268	$187,033

At December 31, 2008, there was approximately $65,000 of total unrecognized compensation cost related to unvested options, which was recognized in January 2009 due to accelerated vesting provisions triggered by the January 20, 2009 change in control resulting from the Core transaction. See Note 19, “Subsequent Events.” Total recognized compensation costs during the year ended December 31, 2008 were approximately $130,000. No compensation cost related to employees was recognized prior to June 1, 2006. We recognized approximately $19,000 of tax benefits attributable to stock-based compensation expense recorded during the year ended December 31, 2008. This benefit was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

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

	Year Ended December 31,		Seven Months Ended December 31, 2006	Fiscal Year Ended May 31, 2006
	2008	2007
Volatility factor of the expected market price of the Company’s common stock	125.0% - 130.0%	110.0%	93.0%	100.8%
Expected life (in years) of the options	5-6	3	5	5
Risk-free interest rate	2.6% - 3.2%	4.8%	4.6%	4.5%
Dividend yield	0%	0%	0%	0%

A summary of our stock option activity and related information for the years ended December 31, 2008 and 2007, the seven months ended December 31, 2006, and the fiscal year ended May 31, 2006, and is as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of May 31, 2005	1,343,956	$1.08

Granted	314,666	1.82
Exercised	(282,166)	0.47
Forfeited	(190,049)	1.41

Outstanding as of May 31, 2006	1,186,407	$1.36

Granted	125,000	1.88
Exercised	—	—
Forfeited	(2,700)	1.15

Outstanding as of December 31, 2006	1,308,707	$1.41

Granted	145,000	1.05
Exercised	(37,500)	0.51
Forfeited	(345,832)	1.82

Outstanding as of December 31, 2007	1,070,375	$1.27

Granted	300,000	0.54
Exercised	(125,000)	0.26
Forfeited	(397,875)	1.85

Outstanding as of December 31, 2008	847,500	$0.88

A summary of options outstanding and exercisable as of December 31, 2008 is as follows:

Options Outstanding	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price of Exercisable Options
166,000	$0.25 - $ 0.43	$0.37	6.44	116,000	$0.34
152,000	$0.51 -$ 0.55	$0.54	6.99	52,000	$0.51
184,500	$0.5625 - $ 0.66	$0.61	4.74	102,000	$0.57
156,500	$0.78 - $ 1.11	$1.06	8.00	156,500	$1.06
158,000	$1.40 - $ 1.80	$1.65	6.13	158,000	$1.65
30,500	$1.95 - $ 2.16	$2.12	4.75	30,500	$2.12

847,500	$0.25 - $ 2.16	$0.88	6.34	615,000	$1.00

WARRANTS

We periodically issue warrants to purchase common stock as compensation for the services of consultants and marketing employees. At December 31, 2008, 306,000 warrants to purchase common stock for $1.25 per share were outstanding, having been issued in prior years to two consultants and two employees as compensation for introducing strategic business partners to the Company. All such warrants have five-year terms and expire in February 2010. No warrants were issued during the years ended December 31, 2008 and 2007, the seven months ended December 31, 2006, or the fiscal year ended May 31, 2006.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

We lease certain office space and equipment under leases expiring in 2012. The Texas office lease contains escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases was approximately $259,000 and $269,000, respectively, for the years ended December 31, 2008 and 2007. For the seven months ended December 31, 2006, total rental expense was $210,000. For the fiscal year ended May 31, 2006, total rental expense was $500,000.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2008:

Calendar Year

Operating Leases
(Amounts in thousands)
2009	$516
2010	501
2011	22
2012	11

Total minimum lease payments	$1,050

OTHER COMMITMENTS AND CONTINGENCIES

(1)	Related to our discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Our fiscal 1999 cost report, the final year we were required to file a cost report, is being reviewed, in which case the intermediary may determine that additional amounts are due to or from Medicare. Management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.

(2)	We have insurance for a broad range of risks as it relates to our business operations. We maintain managed care errors and omissions, professional and general liability coverage. These policies are written on a claims-made basis and are subject to a $10,000 per claim self-insured retention. The managed care errors and omissions and professional liability policies include limits of liability of $1 million per claim and $3 million in the aggregate. The general liability has a limit of liability of $5 million per claim and $5 million in the aggregate. We are responsible for claims within the self-insured retentions or if the policy limits are exceeded. Management is not aware of any claims that could have a material adverse impact on our consolidated financial statements.

NOTE 17 — RELATED PARTY TRANSACTIONS

In February 2006, CBC entered into an agreement with Hythiam whereby we would have the exclusive right to market Hythiam’s substance abuse disease management program to CBC’s current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, CBC will pay Hythiam license and service fees for each enrollee who is treated. As of December 31, 2008, there had been no material transactions resulting from this agreement.

In January 2009 we entered into an agreement with Hythiam to provide administrative services for Hythiam’s newly launched specialty products and programs for autism and ADD. Hythiam will pay us a fee per member per month for claims processing and other related services. The agreement is for an initial term of one year with options for renewal.

During 2007, CBC contracted with Integra Health Management, Inc. (“IHM”), a company that provides behavioral and medical health management and consultative services to healthcare payers. IHM was founded by one of our former directors, Michael Yuhas, who also serves as its current Chief Executive Officer. During the years ended December 31, 2008 and 2007, CBC paid IHM $94,620 and $28,212, respectively, for monitoring and care coordination of intensive case management patients. In addition, IHM provided $115,967 and $15,000 of information technology consulting services to CBC for the years ended December 31, 2008 and 2007, respectively.

We have accelerated our Sarbanes-Oxley Act compliance efforts in order to meet management attestation requirements for financial reporting internal controls as of December 31, 2008. Hythiam has paid for consulting services to accomplish our management review of such internal controls. Because this effort has benefited us, we will reimburse Hythiam a portion of the cost. In addition, we have benefited by being included under certain of Hythiam’s insurance policies. At December 31, 2008 and 2007, $91,000 and $80,000, respectively, is included in accounts payable and accrued liabilities to cover expected reimbursements to Hythiam for these costs.

In March 2009, we executed new employment agreements with our Chief Executive Officer, our new Chief Financial Officer, and our Chief Accounting Officer. The agreements are for terms of three years and contain provisions that include salary deferral, signing bonuses, and incentive compensation, among other items. Each contract also stipulates payments due each employee upon termination due to a change in control. See Note 19, “Subsequent Events.”

In connection with the January 2009 purchase by Core of the Hythiam owned CompCare securities, our then Chief Financial Officer, Robert J. Landis, entered into a temporary waiver of the change in control provisions of his employment agreement with the Company. Such provisions relate to payments that would be made to him upon certain events following a change in control of the Company, as defined in his employment agreement. The waiver terminated on March 5, 2009, the date on which Mr. Landis and the Company entered into a new employment agreement.

NOTE 18 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

CALENDAR 2008

	Quarter Ended				Year Total
	3/31/08	6/30/08	9/30/08	12/31/08
	(Amounts in thousands, except per share data)
Operating revenues	$9,333	9,582	8,400	7,841	35,156

Gross (loss) profit	(406)	(2,125)	933	258	(1,340)

General and administrative expenses	948	1,518	529	747	3,742
Recovery of doubtful accounts	—	—	—	(49)	(49)
Depreciation and amortization	40	40	39	34	153
Other expense	35	41	41	44	161

Income (loss) from continuing operations before income taxes	(1,429)	(3,724)	324	(518)	(5,347)
Income tax expense	3	3	(4)	3	5

Net (loss) income from continuing operations	$(1,432)	(3,727)	328	(521)	(5,352)

Basic (loss) income per common share	$(0.19)	(0.48)	0.04	(0.07)	(0.67)

Diluted (loss) income per common share	$(0.19)	(0.48)	0.03	(0.07)	(0.67)

Weighted Average Common Shares Outstanding – basic	7,727	7,828	7,928	7,928	7,954

Weighted Average Common Shares Outstanding – diluted	7,727	7,828	12,524	7,928	7,954

CALENDAR 2007
	Quarter Ended				Year Total
	3/31/07	6/30/07	9/30/07	12/31/07
	(Amounts in thousands, except per share data)
Operating revenues	$8,701	9,159	9,760	9,780	37,400

Gross profit (loss)	438	(189)	386	(25)	610

General and administrative expenses	1,081 (a)	931	1,201 (b)	819	4,032
(Recovery of) provision for doubtful accounts	(10)	2	4	—	(4)
Depreciation and amortization	38	38	38	40	154
Other expense (income)	23	(29)	1	(176)	(181)

Loss from continuing operations before income taxes	(694)	(1,131)	(858)	(708)	(3,391)
Income tax expense	10	14	15	33	72

Loss from continuing operations	(704)	(1,145)	(873)	(741)	(3,463)

Basic loss per common share	$(0.09)	(0.15)	(0.11)	(0.10)	(0.45)

Diluted loss per common share	$(0.09)	(0.15)	(0.11)	(0.10)	(0.45)

Weighted Average Common Shares Outstanding – basic	7,681	7,703	7,703	7,703	7,697

Weighted Average Common Shares Outstanding – diluted	7,681	7,703	7,703	7,703	7,697

(a)	Includes $418,000 of expenses related to the proposed merger with Hythiam.
(b)	Includes $ 416,000 of severance benefits due the Company’s former Chief Executive Officer.

PERIOD JUNE 1 THROUGH DECEMBER 31, 2006	Quarter Ended 8/31/06		Quarter Ended 11/30/06		Month Ended 12/31/06	Seven Months Total
	(Amounts in thousands, except per share data)
Operating revenues	$4,036		4,646		1,633	10,315

Gross profit (loss)	418		202		(18)	602

General and administrative expenses	762		727		278	1,767
(Recovery of) provision for doubtful accounts	(138	) (c)	3		(1)	(136)
Depreciation and amortization	23		29		10	62
Other expense (income)	23		(246	) (d)	5	(218)

Loss from continuing operations before income taxes	(252)		(311)		(310)	(873)
Income tax expense	23		15		5	43

Net loss from continuing operations	(275)		(326)		(315)	(916)
Loss from discontinued operations	—		20		—	20

Net loss	$(275)		(346)		(315)	(936)

Basic loss per common share for continuing operations	$(0.05)		(0.05)		(0.04)	(0.14)
Basic loss per common share for discontinued operations	—		(0.00)		—	(0.01)

Net loss	$(0.05)		(0.05)		(0.04)	(0.15)

Diluted loss per common share for continuing operations	$(0.05)		(0.05)		(0.04)	(0.14)
Diluted loss per common share for discontinued operations	—		(0.00)		—	(0.01)

Net loss	$(0.05)		(0.05)		(0.04)	(0.15)

Weighted Average Common Shares Outstanding – basic	5,902		6,582		7,655	6,445

Weighted Average Common Shares Outstanding – diluted	5,902		6,582		7,655	6,445

(c)	Includes a $150,000 recovery of an account written off in 1999.
(d)	Includes recognition of $250,000 of insurance policy proceeds due the Company.

FISCAL 2006

	Quarter Ended					Fiscal Year Total
	8/31/05	11/30/05	2/28/06		5/31/06
	(Amounts in thousands, except per share data)
Operating revenues	$6,301	6,756	5,585		5,314	23,956

Gross profit	583	979	1,006		826 (g)	3,394

General and administrative expenses	876 (e)	829	768		843	3,316
(Recovery of) provision for doubtful accounts	(34)	(2)	(55)		3	(88)
Depreciation and amortization	22	22	21		22	87
Other expense	5	5	127	(f)	45	182

(Loss) income from continuing operations before income taxes	(286)	125	145		(87)	(103)
Income tax expense	11	17	16		34	78

Net (loss) income from continuing operations	$(297)	108	129		(121)	(181)

Basic (loss) income per common share	$(0.05)	0.02	0.02		(0.02)	(0.03)

Diluted (loss) income per common share	$(0.05)	0.01	0.01		(0.02)	(0.03)

Weighted Average Common Shares Outstanding – basic	5,682	5,815	5,851		5,883	5,808

Weighted Average Common Shares Outstanding – diluted	5,682	10,591	10,443		5,883	5,808

(e)	Includes $69,000 of expenses attributable to the sale of the Series A Preferred Stock.
(f)	Includes a $102,000 loss from software development.
(g)	Includes a $62,500 asset write down of eye care memberships.

NOTE 19 — SUBSEQUENT EVENTS

AGREEMENT AND PLAN OF MERGER

On January 20, 2009, we entered into an Agreement and Plan of Merger (the “Merger”) with Core Corporate Consulting Group, Inc. (“Core”), a privately held Delaware corporation. The merger was accomplished by merging Core into our wholly-owned subsidiary, CompCare Acquisition, Inc., with Core continuing as the surviving corporation and becoming a wholly-owned direct subsidiary of CompCare.

In a related transaction on January 20, 2009, Core purchased 14,400 shares of our Series A Convertible Preferred Stock and 1,739,130 shares of common stock of the Company owned by Woodcliff. The Series A Preferred Stock purchased by Core represented 100% of the outstanding shares of such stock. Prior to the Merger, Core converted all of its Series A Preferred Stock into 4,553,136 shares of common stock of the Company, and by virtue of this transaction owned approximately 49% of the outstanding shares of our common stock. In February 2009, we cancelled the stock certificates representing the 1,739,130 common shares acquired from Hythiam and the 4,553,136 common shares resulting from the Series A Preferred Stock conversion.

To accomplish the Merger, we acquired all of the capital stock of Core by issuing shares of our common stock and newly designated Series B-1 and Series B-2 Convertible Preferred Stock:

•	All 10,294,725 outstanding shares of Core’s Class A Common Stock were exchanged for shares of CompCare common stock, par value $0.01 per share, on a one-for-one basis, and

•

Each outstanding share of Core’s Class B Common Stock (aggregating 11,800,000 shares) was exchanged for (a) 0.000141949153 shares of CompCare’s Series B-1 Convertible Preferred Stock, par value $50.00 per share, and (b) 0.000225847458 shares of CompCare’s Series B-2 Convertible Preferred Stock, par value $50.00 per share. The exchange of Core Class B Common Stock resulted in the issuance of 1,675 CompCare Series B-1 Convertible Preferred shares and 2,665 CompCare Series B-2 Convertible Preferred shares.

In accordance with the Certificate of Designation of the Series B-1 and B-2 Convertible Preferred Stock, the preferred shares will become convertible into other securities of the Company upon the availability of authorized securities into which they could be converted. Such authorized securities will become available upon the effectiveness of an action by written consent of a majority of shareholders of CompCare to increase the number of authorized common and preferred shares, which is expected to become effective in March or April of 2009. A third series of preferred stock, Series C Convertible Preferred Stock, par value $50.00 per share, was also designated. The Series B-1 Convertible Preferred Stock will be convertible into an aggregate of 14,400 shares of Series C Convertible Preferred Stock at the rate of one share of Series B-1 Convertible Preferred Stock for 8.597015 shares of Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock is in turn convertible into common stock of the Company at the rate of approximately 316.2767396 shares of CompCare common stock for each share of Series C Convertible Preferred Stock, or approximately 4,554,379 shares of CompCare common stock. The Series B-2 Convertible Preferred Stock will be convertible into an aggregate of 7,246,871 shares of CompCare common stock at a rate of one Series B-2 share for approximately 2,719.273546 shares of CompCare common stock. Such conversion features are immediately available to the holders of the Series B-1 and B-2 shares after the effective date.

Pursuant to SFAS 141R, the acquisition will be accounted for as a “Reverse Acquisition” under 141R paragraph A12. As such, the legal form of the transaction is ignored, and the “target” company, being Core, is treated as the “acquiring” company for financial reporting purposes and CompCare is treated as the “target” company. As such, the fair value of CompCare’s common shares is recognized, together with adjustments necessary to reflect CompCare’s net tangible and identifiable intangible assets at their fair value with any remainder assigned to goodwill. A pro-forma balance sheet of the consolidated entity as if the Merger occurred on December 31, 2008 and pro forma income statement as if the Merger occurred on January 1, 2008 are as follows:

Comprehensive Care Corporation

Unaudited Pro Forma Balance Sheet - December 31, 2008

(In Thousands)	Core Historical 31-Dec-08	CompCare Historical 31-Dec-08	Pro Forma Adjustment				Core (g) Consol.	Pro Forma Adjustment				Pro Forma Consol.
			Core Private Offering		Purchase Hythiam Interest (b)			Core Acquisition		Reverse Acquisition Adjustment
Assets
Current assets:
Cash and cash equivalents	501	1,136	1,000	(a)	(1,500	) (b)	1,137					1,137
Net accounts receivable	—	1,581					1,581					1,581
Other current assets	—	336					336					336

Total current assets	501	3,053	1,000		(1,500)		3,054	—		—		3,054

Property and equipment, net	—	235					235					235
Unallocated assets	—	—			13,258	(c)(d)	13,258					13,258
Goodwill, net	2	991			(991	) (e)	2					2
Other assets	—	326					326					326

Total assets	503	4,605	1,000		10,767		16,875	—		—		16,875

Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	148	1,972					2,120	—				2,120
Accrued claims payable	—	6,791					6,791					6,791

Total current liabilities	148	8,763	—		—		8,911	—		—		8,911

Long-term liabilities:
Long-term debt	—	2,444					2,444					2,444
Other liabilities	—	2,589					2,589					2,589

Total long-term liabilities	—	5,033	—				5,033	—		—		5,033

Total liabilities	148	13,796	—				13,944	—		—		13,944

Stockholders’ equity (deficit)
Preferred stock	—	720			(720	) (e)	—	217	(h)			217
Common stock	18	83	4	(a)	(83	) (e)	22	86	(i)	61	(j)	169
Treasury stock								17	(i)	(17	) (k)	—
Additional paid-in capital	498	57,919	996	(a)	(57,919	) (e)	1,494	1,251	(h) (i)	(44	) (j)	2,701
Accumulated deficit	(161)	(67,918)			67,918	(e)	(161)	—				(161)

Total stockholders’ equity (deficit)	355	(9,196)	1,000		9,196		1,355	1,571		—		2,926
Noncontrolling Interest	—	5	—		1,571	(f)	1,576	(1,571	) (h) (i)	—		5

Total liabilities and equity	503	4,605	1,000		10,767		16,875	—		—		16,875

Notes:

(a)	Represents an issuance of 4,000,000 shares of Core Corporate Consulting Group, Inc. (Core) at $0.001 par value for $1,000,000 through a private transaction, as if it had been completed on December 31, 2008. There was no significant cost related to the transaction.
(b)	Reflects the purchase of Hythiam’s 48.85% interest in CompCare for $1,500,000, as if it had been completed on December 31, 2008.
(c)	The valuation of intangible assets such as customer contracts, provider network, and NCQA certification has not been completed yet.
(d)	Represents the excess amount of the acquisition cost and the fair value of noncontrolling interest over the carrying value of CompCare’s net assets acquired, as if the purchase had been completed on December 31, 2008:

($ In Thousands)
Total assets	4,605
Less:
Goodwill, net	(991)
Total liabilities	(13,796)
Total noncontrolling interest	(5)

Carrying value of CompCare’s net assets acquired	(10,187)

($ In Thousands)
Implied purchase price	3,071
Less:
Carrying value of CompCare’s net assets acquired	(10,187)

Unallocated assets	13,258

(e)	Elimination of CompCare’s historical balances.
(f)	Represents the estimated fair value of net assets acquired attributable to noncontrolling interest, as if the acquisition had been completed on December 31, 2008.
(g)	Core’s consolidated balance sheet as if it was prepared on December 31, 2008. Except for identifiable intangible assets, CompCare’s assets and liabilities approximate fair value.
(h)	Reflects the issuance of 1,675 shares of Series B-1 Convertible Preferred Stock at $50 par value, and 2,665 shares of Series B-2 Convertible Preferred Stock at $50 par value to acquire Core.
(i)	Reflects the issuance of 10,294,725 shares of common stock at $0.01 par value and the reacquisition of 1,739,130 shares of common stock owned by Core.
(j)	Represents the adjustment to reflect the equity structure of CompCare (Accounting Acquiree) in a reverse acquisition, as if the acquisition had been completed on December 31, 2008.
(k)	Cancels 1,739,130 shares of CompCare common stock reacquired during the acquisition of Core.

Comprehensive Care Corporation

Unaudited Pro Forma Statement of Operations

For the Twelve Months Ended December 31, 2008

	Core Historical 31-Dec-08	CompCare Historical 31-Dec-08	Private Transaction		Purchase Hythiam Interest		Completed Transaction	Core Acquisition		Reverse Acquisition Adjustment		Pro Forma Consol.
(In thousands, except per share data)
Revenues	—	35,156					35,156					35,156
Operating expenses:
Healthcare operating expenses	—	36,496					36,496					36,496
General administrative expense	161	3,742					3,904					3,904
Other operating expense	—	104			640	(b)	744					744

Total operating expenses	161	40,342	—		640		41,144	—		—		41,144

Loss from operations	(161)	(5,186)	—		(640)		(5,988)	—		—		(5,988)

Other non-operating income, net	—	5					5					5
Interest income	—	26					26					26
Interest expense	—	(192)					(192)					(192)

Loss before income taxes from continuing operations	(161)	(5,347)	—		(640)		(6,149)	—		—		(6,149)
Provision for income taxes	—	5					5					5

Net loss from continuing operations	(161)	(5,352)	—		(640)		(6,154)	—		—		(6,154)

Net loss from continuing operations per common share:
Basic and diluted ($)	$(0.01)	$(0.67)					$(0.28)					$(0.75)
Weighted average shares outstanding:
Basic and diluted	17,600	7,954	4,000	(a)	(7,954	) (c)	21,600	10,295	(d)	(21,600	) (e)	16,510
										7,954	(e)
										(1,739	) (f)

Notes:

(a)	Represents an issuance of 4,000,000 shares of Core Corporate Consulting Group, Inc. (Core) at $0.001 par value for $1,000,000 through a private transaction, as if it had been completed on December 31, 2008. There was no significant cost related to the transaction.
(b)	Represents the estimated amortization of intangible assets acquired, as if the transaction had been completed on January 1, 2008. The estimated useful life is assumed at 3 years. The amortization is being recognized using the straight-line method.
(c)	Reflects the elimination of CompCare’s historical balances, as if the transaction had been completed on January 1, 2008.
(d)	Represents the issuance of 10,294,725 shares of CompCare common stock in connection with Core acquisition, as if it had been completed on January 1, 2008.
(e)	Represents the adjustment to reflect the equity structure of CompCare (Accounting Acquiree) in a reverse acquisition, as if the acquisition had been completed on January 1, 2008.
(f)	Cancels 1,739,130 shares of CompCare common stock reacquired during the acquisition, as if the cancellation had been done on January 1, 2008.

CHANGE IN DIRECTORS AND OFFICERS

In connection with Core’s purchase of the CompCare securities from Woodcliff and not as the result of any disagreement with the Company, Steven R. Peskin, M.D., Michel A. Sucher, M.D., and Michael Yuhas resigned as directors of the Company, effective January 16, 2009. Dr. Sucher was the Chair of the Compensation and Stock Option Committee and Dr. Peskin was the Chair of the Nominating and Corporate Governance Committee.

In connection with the closing of the Merger and not as the result of any disagreement with the Company, Michael Bakst, Ph.D. and Vijay Chevli resigned as directors of the Company on January 20, 2009. Mr. Chevli was the Chair of the Audit Committee and Special Committee of the Board.

On January 21, 2009, we appointed the following persons as directors of the Company: Arnold B. Finestone, Sharon Kay Ray. Joshua I. Smith, and Arthur K. Yeap. On the same day, Mr. Finestone was appointed Chairman of the Board, Mr. Smith was named Vice Chairman of the Board, and the Audit and Compensation & Stock Option Committees were reconstituted. The Audit Committee is now comprised of Mr. Finestone (Chairman), Mr. Smith and Mr. Yeap, and the Compensation and Stock Option Committee is comprised of Ms. Ray, Mr. Finestone, and Mr. Yeap (Chairman).

On March 27, 2009 we executed a new employment agreement with our Chief Executive Officer, John M. Hill. The effective date of the contract is January 1, 2009. Mr. Hill will report directly to the Company’s Board of Directors. The material terms of his employment agreement will include a term of three years and a base salary of $390,000 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Tampa, Florida metropolitan area. This compensation may, at the election of the Company, be accrued, in whole or in part, until such time as the Company receives financing and/or generates sufficient revenues with which to pay Mr. Hill his stated compensation, after the payment by the Company of its operating expenses, but no longer than the end of each tax year. In addition, Mr. Hill will be entitled to a special bonus in the amount equal to one percent of the Company’s pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1,000,000. In the event Mr. Hill’s employment is terminated without cause twelve months from a change in control, the Company shall pay to Mr. Hill a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Hill through five full years of compensation from the date of termination.

On February 26, 2009, Giuseppe (Joe) Crisafi was appointed as the Company’s Chief Financial Officer and as a Director. Mr. Crisafi will report jointly to the Company’s Chief Executive Officer and the Board of Directors. The material terms of his employment agreement include a term of three years and a base salary of $390,000 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the metropolitan area of Mr. Crisafi’s place of residence. This compensation may, at the election of the Company, be accrued, in whole or in part, until such time as the Company receives financing and/or generates sufficient revenues with which to pay Mr. Crisafi his stated compensation, after the payment by the Company of its operating expenses, but no longer than the end of each tax year. In addition, Mr. Crisafi will be entitled to a special bonus in the amount equal to one percent of the Company’s pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1,000,000. In the event Mr. Crisafi’s employment is terminated without cause twelve months from a change in control, the Company shall pay to Mr. Crisafi a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Crisafi through five full years of compensation from the date of termination.

On February 26, 2009, Robert J. Landis was appointed as the Company’s Chief Accounting Officer (CAO). Mr. Landis will report directly to the Company’s Chief Financial Officer. The material terms of his employment agreement will include a term of three years and a base salary of $191,500 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Tampa, Florida metropolitan area. In addition, Mr. Landis will receive a signing bonus of $20,000 plus 500,000 CompCare Shares. In the event Mr. Landis’ employment is terminated without cause twelve months from a change in control, the Company shall pay to Mr. Landis a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Landis through three full years of compensation from the date of termination.

As a result of a corporate reorganization and not as the result of any disagreement with the Company, Robert J. Landis resigned as a director of the Company, effective February 25, 2009.

ADDITIONAL FINANCING

In February 2009 we obtained additional equity financing in the amount of $1.6 million through the sale of 6.4 million shares of our unregistered common stock to two investors. We intend to use the net proceeds from the sale of the securities for working capital and in sales and marketing to help accelerate new business. For further information, see our Form 8-K dated February 25, 2009 and filed March 3, 2009, available at www.sec.gov.

CANCELLATION OF EQUITY SECURITIES

Pursuant to a resolution approved at a meeting of our Board of Directors held on February 26, 2009, we authorized our transfer agent to cancel 6,292,266 common shares held by our wholly owned subsidiary, Core Corporate Consulting Group, Inc.

INCREASE IN AUTHORIZED SHARES

We expect to mail in April 2009 an Information Statement to stockholders of record January 9, 2009 notifying shareholders of an action taken by written consent by the holders of 58.2% of our outstanding voting capital stock to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the our common stock from 30,000,000 shares to 100,000,000 shares and to increase the number of authorized shares of our preferred stock from 60,000 shares to 1,000,000 shares.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, under the supervision of our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (“GAAP”).

There were no changes in our internal controls over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management, under the supervision of our CEO and CFO, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

The following table lists our current executive officers and directors as well as the executive officers and directors serving at December 31, 2008. Each current director is serving a term that will expire at the Company’s next annual meeting. There are no family relationships among any of our directors or executive officers.

NAME	AGE	POSITION
John M. Hill	58	President, Chief Executive Officer, and Director
Giuseppe Crisafi	39	Chief Financial Officer and Director(1)
Robert J. Landis	49	Director,(2) Chairman of the Board of Directors,(3) Chief Financial Officer,(3) Treasurer,(3) and Chief Accounting Officer(3)
Steven R. Peskin, M.D.	52	Director(4)
Michel A. Sucher, M.D.	61	Director(4)
Michael Yuhas	57	Director(4)
Vijay Chevli	38	Director(5)(6)
Michael D. Bakst, Ph.D.	63	Director(5)
Joshua I. Smith	67	Director(7), Audit Committee Member
Arnold B. Finestone	78	Chairman of the Board of Directors,(7)(8), Audit Committee Chairman, Compensation and Stock Option Committee Member
Sharon Kay Ray	50	Director(7), Compensation and Stock Option Committee Member
Arthur K. Yeap	53	Director(7), Audit Committee Member, Compensation and Stock Option Committee Chairman

(1)	Mr. Crisafi was appointed as our Chief Financial Officer and as a Director on February 26, 2009.
(2)	Resigned February 25, 2009.
(3)	Mr. Landis served as Chairman of the Board until January 20, 2009 and as our Chief Financial Officer and Treasurer until February 25, 2009. Mr. Landis was appointed Chief Accounting Officer on February 26, 2009.
(4)	Resigned January 16, 2009.
(5)	Resigned January 20, 2009.
(6)	During 2008, Mr. Chevli served as our “Audit Committee Financial Expert” as that term is defined in the rules of the Securities and Exchange Commission.
(7)	Appointed January 21, 2009 by our Board of Directors.
(8)	Effective January 21, 2009, Mr. Finestone serves as our Chairman of the Board of Directors and as our “Audit Committee Financial Expert.”

JOHN M. HILL

John M. Hill has served as our President and Chief Executive Officer since January 2008 and as a director since February 2008. From 2005 until joining CompCare, Mr. Hill served as Director of Channel Sales for Healthmedia, Inc., an internet-based provider of behavior change services designed to increase compliance, reduce medical utilization and enhance productivity for health plans, employees, pharmaceutical companies and behavioral health organizations. From 2002 to 2005, Mr. Hill was Vice President of Ultrasis Group Plc., a London-based provider of web-based and computer-delivered interactive behavioral healthcare products and associated services. From 1998 to 2001, Mr. Hill had been with ValueOptions, a national managed behavioral healthcare company, where he served in a number of executive roles, including President. Mr. Hill earned a Bachelor of Science degree in Psychology from Towson State University in Towson, Maryland, and attended the University of Maryland and Johns Hopkins University for graduate level education in Social Work and Health Administration.

GIUSEPPE CRISAFI, MBA, CPA

Giuseppe (Joe) Crisafi, was appointed as our Chief Financial Officer and as a Director on February 26, 2009. Mr. Crisafi has over 20 years experience in Finance and has worked in a number of industries internationally, including healthcare, banking, public accounting and utilities. Prior to joining CompCare, Mr. Crisafi served as a Director and the Chief Financial Officer of Core Corporate Consulting Group, Inc. from November 2008 to January 2009. He also served as the Chief Financial Officer of The Amacore Group, Inc. from September 2007 to August 2008. During the period January 2007 to September 2007, Mr. Crisafi provided specialist consulting services to Madison Partners, a public accounting firm in Australia. From August 2005 to December 2006 he was Vice President of Finance at Lehman Brothers. He operated his own consulting practice from November 2000 to September 2003. Prior to starting his own consulting practice, Mr. Crisafi was a Director at KPMG, where he worked for 10 years in the Forensic, Risk

Management, Corporate Finance and Corporate Turnaround divisions. Mr. Crisafi holds an MBA degree from Columbia University, a Diploma in Applied Investment & Finance awarded by the Securities Institution of Australia, and a Bachelors of Economics degree from Monash University. He is a CPA in the United States and a Chartered Accountant in both Australia and the United Kingdom.

ROBERT J. LANDIS, MBA, CPA

Mr. Landis currently serves as the Chief Accounting Officer and served as Chairman of our Board of Directors from January 2000 to January 2009, and as our Chief Financial Officer and Treasurer from July 1998 to February 2009. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization, from November 1988 to July 1998. Mr. Landis also serves on the Board of Directors and on the audit committee of Global Axcess Corporation, a company that owns and operates automatic teller machines, whose common stock is publicly traded on the Over-The-Counter Bulletin Board. Further, Mr. Landis serves on the Board of Directors and on the audit committee of Nyer Medical Group, Inc., a publicly-traded company engaged in the ownership and operation of pharmacies. Mr. Landis, a Certified Public Accountant, received a Bachelor’s Degree in Business Administration from the University of Southern California and a Master’s Degree in Business Administration from California State University at Northridge.

ARNOLD B. FINESTONE

Arnold B. Finestone was appointed to our Board of Directors on January 21, 2009 and serves as the Chairman of the Board. He is a business management consultant and has served on the Boards of public companies and start-up business ventures since 1985. From 1982 to 1985, he was President of Dartco, Inc., a subsidiary of Dart & Kraft Inc., which was engaged in marketing and manufacturing of high-performance engineering plastics for consumer, industrial, and military uses. From 1970 to 1982, he served as Executive Vice President of the Chemical–Plastics Group of Dart Industries and Dart & Kraft, Inc. From 1957 to 1970, he was Vice President and Director of Planning, Development and Marketing for Foster Grant, Inc.

JOSHUA SMITH

Joshua Smith was appointed to our Board of Directors on January 21, 2009 and serves as the Company’s Vice Chairman. He is a nationally renowned entrepreneur and lecturer and has served as the Chairman and Managing Partner of The Coaching Group since 1998. In this capacity he is the “coach” and senior advisor/consultant to chief executive officers of portfolio companies. Mr. Smith also currently serves on the board of directors for Caterpillar, Inc., FedEx Corp., the U.S. Chamber of Commerce, and Allstate Insurance Corp. In July 2008, Mr. Smith launched Biz Talk With Josh, a small and emerging business and entrepreneurship talk show, on CBS Radio. As recently as 2003, Mr. Smith chaired the special Task Force on Minority Business Reform for the State of Maryland, and subsequently served as an advisor to the Maryland Governor’s Commission on Minority Business Reform. He was also appointed by former President George H.W. Bush to serve in the following capacities: Chairman of the U.S. Commission on Minority Business Development from 1989 to 1992; the Executive Committee of the 1990 Economic Summit of Industrialized Nations; the Board of Trustees of the John F. Kennedy Center for the Performing Arts; and the George H.W. Bush Memorial Library Board of Trustees.

SHARON KAY RAY

Sharon Kay Ray was appointed as a director of the Company on January 21, 2009. Since March 1989 she has served as a regional marketing representative for Novo Nordisk, a multi-national pharmaceutical company, and as a special marketing consultant for a number of public and non-public corporations.

ARTHUR K. YEAP

Arthur K. Yeap joined our Board of Directors on January 21, 2009. Since 1983, Mr. Yeap has served as Chief Executive Officer of Novo Group, consultants and manufacturers of customer audio and video products for professional use. He also has been a principal investigator on the staff of the University of California at Berkley, engaged in research for advanced military and consumer uses for the Internet. From 1996 to 1999, he was Director of Marketing, Consumer Products, for ITV Corporation. From 1995 to 1996 Mr. Yeap was Chief Engineer for WYSIWYG networks.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director or greater than 10% stockholder of our outstanding common stock must file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely upon a review of Section 16(a) reports furnished to us, we believe all such entities or persons subject to the Section 16(a) reporting requirements have complied with applicable filing requirements during 2008.

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

Audit Committee

At December 31, 2008, our Audit Committee consisted of Vijay Chevli (Chairman), Steven R. Peskin, M.D., and Michael D, Bakst. Effective January 21, 2009, our Audit Committee is comprised of Arnold B. Finestone, (Chairman), Joshua I. Smith, and Arthur K. Yeap. The Board of Directors has determined that all members of the Committee were independent as defined in Section 121(A) of the American Stock Exchange’s listing standards and that Mr. Finestone qualifies as an “audit committee financial expert,” as defined by Item 401(h)(2) of Regulation S-K. The Audit Committee held seven meetings during the year ended December 31, 2008.

Compensation and Stock Option Committee

At December 31, 2008, our Compensation and Stock Option Committee consisted of Michel Sucher, M.D. (Chairman), Michael Yuhas, and Michael D. Bakst. Effective January 21, 2009, our Compensation and Stock Option Committee is comprised of Arthur K. Yeap (Chairman), Sharon Kay Ray, and Arnold B. Finestone. The Compensation and Stock Option Committee held three meetings during the year ended December 31, 2008.

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

The primary components of executive compensation for our named executive officers includes a base salary and provision for an annual incentive bonus. These components are designed, in the aggregate, to be competitive with comparable organizations and to align the financial incentives for the executives with the short and long term interests of stockholders.

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

In arriving at specific levels of compensation for executive officers, the Compensation Committee has relied on:

•	the recommendations of our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO (but not with respect to their own compensation levels),

•	benchmarks provided by generally available compensation surveys, and

•	the experience of Compensation Committee members and their knowledge of compensation paid by comparable companies or companies of similar size or generally engaged in the healthcare services business.

We seek an appropriate relationship between executive pay and corporate performance that focuses on customer service, fairness to employees, and the generation of a reasonable return for our stockholders, all within the parameters of good corporate governance. Executive officers are entitled to customary benefits generally available to all Company employees, including group medical, dental and life insurance, and a 401(k) plan. In recognition of the importance of the role played by our key executive officers in the success of our business, we have entered into employment agreements and severance arrangements with these key executive officers to provide them with the employment security and severance deemed necessary to retain them.

Components of Executive Compensation

Base Salary. Base salaries provide our executive officers with a degree of financial certainty and stability, and are intended to be maintained at slightly above the median range of salary for similar positions at public companies that are in the same line of business as the Company and that are of similar size. We seek to provide base salaries sufficient to attract and retain highly qualified executives. The Compensation Committee establishes the base salaries of our executive officers, and salaries are reviewed in the case of executive promotions or other significant changes in responsibilities. In each case, the Compensation Committee takes into account competitive salary practices, scope of responsibilities, the results previously achieved by the executive and his or her development potential.

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

In addition to complying with the executive compensation policy and the requirements of applicable employment agreements, compensation for each of the executive officers during the year ended December 31, 2008, was based on the executive’s performance of his or her duties and responsibilities, the performance of the Company, both financial and otherwise, and the success of the executive in managing, developing and executing our business development, sales and marketing, financing and strategic plans, as appropriate.

Annual Incentive Bonus. Certain executive officers are eligible to receive cash bonuses based on the degree of the Company’s achievement of financial and other objectives, which are established annually by the Board of Directors. An executive’s performance against the objectives is evaluated annually by the Board, most often after the yearly financial results of the Company have been audited. The primary purpose of our annual performance incentive awards is to motivate our executives to meet or exceed our short-term and long-term performance objectives. Our annual cash bonuses are designed to reward our executive officers for their contributions toward corporate objectives.

During 2008, our Chief Executive Officer, John M. Hill, was eligible to receive an annual performance bonus of $20,000 for each $100,000 improvement in the Company’s actual earnings before interest, taxes, depreciation and amortization (“EBITDA”) compared with the Company’s budgeted EBITDA. Mr. Hill was also eligible to receive a bonus for meeting individual performance objectives. The Board of Directors is responsible for evaluating Mr. Hill’s performance against any performance objective that is not quantitatively based. Any bonus paid was not to exceed of $307,500 in total per year.

In 2009, Mr. Hill will be entitled to a special bonus in an amount equal to one percent of the Company’s pre-tax profits for 2009, up to the first $1,000,000 of such profits, plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1,000,000.

Our Chief Financial Officer during 2008, Robert J. Landis, was eligible to receive an annual performance bonus calculated as the greater of $20,000 or 2 1/2% of the Company’s EBITDA. The calculation of EBITDA will include any expense from the performance bonus, and no bonus will be paid in the event that EBITDA is calculated to be a loss, which occurred in 2008. Mr. Landis’ employment agreement, effective for 2009 and future years, does not contain a provision for an annual incentive bonus.

Our new Chief Financial Officer, Giuseppe Crisafi, will be entitled to a special bonus in an amount equal to one percent of the Company’s pre-tax profits for 2009, up to the first $1,000,000 of such profits, plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1,000,000.

Richard Powers, the Company’s Senior Vice President for Business Development, is not eligible to receive an annual incentive bonus, but rather is able to earn sales commissions for bringing new business to the Company.

Stock, stock options, and similar equity instruments. Equity participation is a key component of our executive compensation program. Under our 2002 Incentive Compensation Plan (“the Plan”), as amended, we are permitted to award our common stock, preferred stock, stock options, stock appreciation rights, restricted stock, and restricted stock units to officers, employees, and consultants. To date, common stock and stock options have been the sole means of providing equity participation. Equity awards are designed to retain executive officers and encourage recipients to pursue continued growth and success of the Company to increase the value of their equity awards, thus aligning their financial interests with those of our stockholders. Stock options are intended to enable us to attract and retain key personnel and provide an effective incentive for management to create stockholder value over the long term since the option value depends on appreciation in the price of our common stock.

Our Chief Executive Officer was granted 100,000 options upon his hiring in January 2008. In accordance with his former employment agreement, he received 50,000 options on the first anniversary of his start date. In certain instances, stock options may be granted to executive officers upon hiring as part of an employment package intended to attract top candidates. In the past we have not timed stock option grants in coordination with the release of material nonpublic information, nor do we plan to do so in the future. Stock option grants to employees are at the discretion of the Compensation Committee, which utilizes recommendations from management in determining awards. Stock option exercise prices are determined in accordance with the Plan, which specifies that the exercise price will be equal to fair market value of a share of our common stock on the date of grant. Such grants provide an incentive for our executives and other employees to increase our market value, as represented by our market price, as well as serving as a method for motivating and retaining our executives.

We have adopted SFAS 123R “Share-Based Payment,” which requires that we show expense in our financial statements equivalent to the fair value of stock options granted. The expense is a negative consequence that has resulted in a reduction in recent option grants, for those grants at the discretion of the Compensation Committee. We expect that future grants of discretionary stock options will be limited due to the effects of SFAS 123R.

In determining to provide long-term incentive awards in the form of stock options, the Compensation Committee considers cost and dilution impact, market trends relating to long-term incentive compensation and other relevant factors. The Compensation Committee believes that an award of stock options more closely aligns the interests of the recipient with those of our stockholders because the recipient will only realize a return on the option if our stock price increases over the term of the option.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers during the 2008 calendar year.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Other ($)		Total ($)

John Hill President and Chief Executive Officer	2008	179,769	—		23,460	—	65,257	(2)	268,486

Robert J. Landis Chief Accounting Officer	2008 2007 2007	176,462 190,000 175,385	10,000 20,000 —	(3) (3)	7,168 29,053 3,982	— — —	6,711 7,892 6,400	(4) (4) (4)	200,341 246,945 185,767

Richard Powers Senior Vice President for Business Development	2008	102,846	—		17,305	—	2,727		122,878

(1)	Amounts reflect compensation expense recognized in our financial statements during the calendar years indicated for stock option awards in 2008 and in previous years calculated in accordance with SFAS 123R “Share-Based Payment.” As such, these amounts do not correspond to the compensation actually realized by each officer. Amounts have not been reduced by estimates of forfeitures related to service based vesting conditions, and are computed using the Black-Sholes option pricing model, which incorporates various assumptions about volatility, expected dividend yield, expected life, and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 15 “Preferred Stock, Common Stock, and Stock Ownership Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options. There were no forfeitures during calendar 2008,2007, or 2006 by executive officers.
(2)	Amount is comprised of $6,000 in auto allowance payments, $32,647 of reimbursed relocation expenses, $13,846 of reimbursed living allowance costs, and a $12,763 payment to offset income taxes on taxable reimbursed relocation expenses.
(3)	Amount represents a performance cash bonus paid at the discretion of the Compensation and Stock Option Committee.
(4)	Represents a yearly auto allowance and Company matching contributions to the executive officer’s defined contribution plan.

Executive Employment Agreements

Chief Executive Officer

On March 27, 2009, we executed an employment agreement with our Chief Executive Officer, John M. Hill, effective January 1, 2009. Mr. Hill’s employment contract has a term of three years and includes a base salary of $390,000 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Tampa, Florida metropolitan area. This compensation may, at the election of the Company, be accrued, in whole or in part, until such time as the Company receives financing and/or generates sufficient revenues with which to pay Mr. Hill his stated compensation, after the payment by the Company of its operating expenses, but no longer than the end of each tax year. In addition, Mr. Hill will be entitled to a special bonus in the amount equal to one percent of the Company’s pre-tax profits during 2009 (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1,000,000. In the event Mr. Hill’s employment is terminated without cause twelve months from a change in control, the Company shall pay to Mr. Hill a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Hill through five full years of compensation from the date of termination.

Chief Financial Officer

On March 12, 2009, we executed an employment agreement with our Chief Financial Officer, Joe Crisafi, who was appointed on February 26, 2009. Mr. Crisafi’s employment contract has a term of three years and includes a base salary of $390,000 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the metropolitan area of Mr. Crisafi’s place of residence. This compensation may, at the election of the Company, be accrued, in whole or in part, until such time as the Company receives financing and/or generates sufficient revenues with which to pay Mr. Crisafi his stated compensation, after the payment by the Company of its operating expenses, but no longer than the end of each tax year. In addition, Mr. Crisafi will be entitled to a special bonus in the amount equal to one percent of the Company’s pre-tax profits during 2009 (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1,000,000. In the event Mr. Crisafi’s employment is terminated without cause twelve months from a change in control, the Company shall pay to Mr. Crisafi a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Crisafi through five full years of compensation from the date of termination.

Chief Accounting Officer

We entered into an employment agreement with Robert J. Landis effective March 5, 2009. The agreement includes a term of three years and a base salary of $191,500 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Tampa, Florida metropolitan area. In addition, Mr. Landis will receive a signing bonus of $20,000 plus 500,000 CompCare Shares. In the event Mr. Landis’ employment is terminated without cause twelve months from a change in control, the Company shall pay to Mr. Landis a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Landis through three full years of compensation from the date of termination.

Senior Vice President for Business Development

Mr. Powers’ compensation is $140,000 per year. He is eligible to receive sales commissions in accordance with an offer letter dated February 22, 2008. Sales commission amounts are dependent upon the type of business sold, whether risk or ASO, and whether commercial or public sector. Our agreement with Mr. Powers includes no severance provisions.

Confidentiality agreements

We require that each employee, including all officers, sign a confidentiality agreement stating that as long as the employee works for us, and after the employee’s termination for any reason, the employee may not disclose in any manner our proprietary confidential information.

There are no non-compete provisions within the employment agreements of any of our officers.

Indemnification matters

In connection with our indemnification program for executive officers and directors, Mr. Hill, Mr. Landis, and Mr. Crisafi, as well as nine current, key management employees, directors, or subsidiary directors, 24 former directors, and 16 former executive officers, are entitled to indemnification. We consider it desirable to provide each indemnitee with specified assurances that we can and will honor our obligations under the Indemnification Agreements, including a policy of insurance to provide for directors and officers liability coverage.

Grants of Plan Based Awards

The table below sets forth information with respect to options granted to our named executive officers during 2008.

Name and Principal Position	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise Price ($/share)(1)	Grant Date Fair Value of Option Awards($)(2)
John M. Hill President and CEO	01/14/08	100,000	0.55	48,720

Robert J. Landis Chief Accounting Officer	02/19/08	15,000	0.65	8,280

Richard Powers Senior Vice President for Business Development	03/05/08	75,000	0.66	41,970

(1)	The options to purchase our common stock are exercisable at a price equal to the closing price of the stock on the date of grant.
(2)	The grant date fair value of stock options is calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected life of the options and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 15 “Preferred Stock, Common Stock, and Stock Ownership Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options.

Outstanding Equity Awards at Year-end

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2008.

Name	Number of shares underlying unexercised options		Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)
John M Hill	—	100,000	0.5500	01/14/18

Total	—	100,000

Robert J. Landis	75,000	—	0.5625	07/06/09
	50,000	—	0.2500	01/02/11
	25,000	—	0.5100	11/07/12
	25,000	—	1.4000	02/07/13
	25,000	—	1.7000	01/23/14
	25,000	—	1.4500	03/11/15
	25,000	—	1.7800	10/28/15
	25,000	—	1.8000	11/17/16
	7,500	7,500	0.6500	02/19/18

Total	282,500	7,500

Richard Powers	—	75,000	0.6600	03/05/18

Total	—	75,000

All unexercisable options became vested and exercisable on January 20, 2009, due to the change in control of the Company resulting from the purchase by Core of the Hythiam interest in CompCare.

Option Exercises and Stock Vested

No stock options were exercised by any of our named executive officers during the year ended December 31, 2008. We did not issue restricted stock, restricted stock units, or similar instruments during the year ended December 31, 2008.

Potential Payments upon Termination or Change in Control

Potential payments upon termination

In the event our CEO’s employment is terminated without cause twelve months from a change in control, the Company shall pay to Mr. Hill a lump sum amount equal to the aggregate of (i) accrued but unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Hill through five full years of compensation from the date of termination.

In the event our CFO’s employment is terminated without cause twelve months from a change in control, the Company shall pay to Mr. Crisafi a lump sum amount equal to the aggregate of (i) accrued but unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Crisafi through five full years of compensation from the date of termination.

In the event our CAO’s employment is terminated without cause twelve months from a change in control, the Company shall pay to Mr. Landis a lump sum amount equal to the aggregate of (i) accrued but unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Landis through three full years of compensation from the date of termination.

Unvested stock options for all employees, including named executives, would vest immediately upon a change in control.

Director Compensation

The following table provides information regarding compensation paid to non-employee directors during the twelve-month period ended December 31, 2008.

Name	Fees Paid In Cash ($)	Fees Earned ($) (1)	Option Awards ($) (2)	Total ($)(3)
Steven R. Peskin, M.D. (4)	23,125	23,125	9,636	32,761
Michel Sucher, M.D. (4)	15,248	15,248	9,636	24,884
Michael Yuhas (4)	15,500	15,500	9,636	25,136
Vijay Chevli (5)	30,375	28,500	9,636	38,136
Michael D. Bakst, Ph.D. (5)	14,250	14,250	11,649	25,899

(1)	Amounts represent fees earned for service as a director on our Board of Directors and as a member of one or more Board committees. Fees were paid quarterly in advance.
(2)	Amounts reflect compensation expense recognized in our financial statements during calendar 2008 resulting from grants of stock options to non-employee directors in 2007(no grants to non-employee directors were made during 2008). As such, these amounts do not represent compensation actually realized by each director during the year. Fair value was calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected life of the options and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 15 “Preferred Stock, Common Stock, and Stock Ownership Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options. Outstanding stock option awards, by non-employee director as of December 31, 2008, were as follows:

Name:	Options Outstanding (#)	Aggregate Grant Date Fair Market Value of Options Outstanding
Steven R. Peskin, M.D.	25,000	$19,167
Michel Sucher, M.D.	25,000	19,167
Michael Yuhas	25,000	19,167
Vijay Chevli	25,000	19,167
Michael D. Bakst, Ph.D.	25,000	14,753

(3)	The Total Column is the sum of the Fees Earned column and the Option Awards column, which is the total expense recognized in our financial statements.
(4)	Resigned January 16, 2009 as the result of a change in control of the Company.
(5)	Resigned January 20, 2009 as the result of a change in control of the Company.

Members of the Board of Directors who are also officers or employees of the Company receive no compensation for serving as directors. During 2008, non-employee directors were compensated with a $15,000 annual retainer paid quarterly. Additionally, non-employee directors serving as a chairman of a Board committee were further compensated as follows:

Committee:	Annual Retainer
Audit Committee	$7,500

Compensation Committee	2,500

Nominating and Corporate Governance Committee	2,500

Special Committee (if convened)	7,500

Our new Core directors will receive a stipend of $1,000 a month for their services to the Board.

Limitations on the deductibility of compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), places a limit of $1.0 million on the amount of compensation that we can deduct in any one year with respect to each of our five most highly paid executive officers. However, certain performance-based compensation as defined by Section 162(m) of the Tax Code is not subject to the deduction limit. The Board of Directors believes that all anticipated compensation during the year ended December 31, 2008 will satisfy the requirements of Section 162(m) of the Tax Code and, as such, would be deductible for federal income tax purposes. Further, our Compensation Committee believes that the deductibility of officer compensation in excess of the $1.0 million threshold is not likely to be an issue for us to address in the foreseeable future.

Compensation committee interlocks and insider participation

No member of the Compensation Committee was at any time during the past year an officer or employee of the Company, was formerly an officer of the Company or any of our subsidiaries, or had any employment relationship with us.

During 2008, none of our executive officers served as:

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

Arthur K. Yeap, Chairman

Sharon Kay Ray

Arnold B. Finestone

Dated: March 16, 2009

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes share and exercise price information with respect to the Company’s equity compensation plans (including individual compensation arrangements) under which equity securities of Comprehensive Care Corporation are authorized for issuance as of December 31, 2008:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	847,500	$0.88	1,198,668
Equity compensation plans not approved by shareholders*	306,000	1.25	—

Total	1,153,500	$1.08	1,198,668

*	Consists of 306,000 warrants to purchase common stock of the Company that were issued in a prior fiscal year to two consultants and two employees as compensation for introducing strategic business partners to the Company. All such warrants were issued in lieu of cash compensation and have five-year terms with an exercise price of $1.25.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 23, 2009, the name, address, stock ownership and voting power of each person or group of persons known by us who is not a director or a named executive officer of the Company to own beneficially more than 5% of the outstanding shares of our common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name And Address of Beneficial Owner	Shares Beneficially Owned		Percent of Voting Common Stock Outstanding
Howard Jenkins c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607	8,000,000		33.4%

Benjamin B. West c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607	4,000,000	(1)	16.7%

Peggy A. Husted c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607	3,250,312	(2)	12.0%

William B. Barlow c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607	2,500,000	(3)	10.5%

Harry Ross c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607	2,400,000	(4)	9.7%

Anako Enterprises, Inc. c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607	2,000,314	(5)	7.7%

Joshua I. Smith c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607	1,500,000	(6)	6.2%

(1)	Information obtained from Form 13G dated January 20, 2009, filed by Mr. West on January 30, 2009.
(2)	Information obtained from Form 13G dated January 20, 2009, filed by Ms. Husted on January 30, 2009.
(3)	Information obtained from Form 13G dated January 20, 2009, filed by Mr. Barlow on January 30, 2009.
(4)	Information obtained from Form 13D dated September 3, 2008 filed by Mr. Ross on September 5, 2008.
(5)	Information obtained from Form 13G dated January 20, 2009, filed by Anako Enterprises, Inc. on January 30, 2009. Anako Enterprises, Inc. is controlled by a single shareholder, Mr. Stephen E. Kaye.
(6)	Information obtained from Form 13G dated January 20, 2009, filed by Mr. Smith on January 30, 2009.

Security Ownership of Management

The following table sets forth, as of March 23, 2009, information concerning the beneficial ownership of common stock by each director of the Company and the named executive officers listed in the Summary Compensation Table included elsewhere herein, and all directors and executive officers as a group. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has, or shares, the power to vote such securities or to direct their investment. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Common Stock Outstanding
Robert J. Landis (1)	897,000	3.7%
John M. Hill(2)	150,000	*
Giuseppe Crisafi	0	*
Arnold B. Finestone (3)	200,000	*
Joshua I. Smith(4)	1,500,000	6.3%
Sharon Kay Ray(5)	200,000	*
Arthur K. Yeap(6)	200,000	*

All directors and executive officers as a group (seven persons)	3,147,000	12.9%

*	Less than 1%.
(1)	Includes 607,000 shares of common stock held directly and 290,000 shares subject to options that are presently exercisable.
(2)	Includes 150,000 shares subject to options that are presently exercisable.
(3)	Includes 200,000 shares of common stock held directly. Excludes 25,000 shares subject to options that are not exercisable within 60 days of March 23, 2009.
(4)	Includes 1,500,000 shares of common stock held directly. Excludes 25,000 shares subject to options that are not exercisable within 60 days of March 23, 2009.
(5)	Includes 200,000 shares of common stock held directly. Excludes 25,000 shares subject to options that are not exercisable within 60 days of March 23, 2009.
(6)	Includes 200,000 shares of common stock held directly. Excludes 25,000 shares subject to options that are not exercisable within 60 days of March 23, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In February 2006, CBC entered into an agreement with Hythiam whereby we would have the exclusive right to market Hythiam’s substance abuse disease management program to CBC’s current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, we will pay Hythiam license and service fees for each enrollee who is treated. There were no transactions resulting from this agreement during the year ended December 31, 2008 or 2007, the seven months ended December 31, 2006, or the fiscal year ended May 31, 2006.

In January 2009, we entered into an agreement with Hythiam to provide administrative services for Hythiam’s newly launched specialty products and programs for autism and ADD. Hythiam will pay us a fee per member per month for claims processing and other related services. The agreement is for an initial term of one year with options for renewal.

During 2007, CBC contracted with Integra Health Management, Inc. (“IHM”), a company that provides behavioral and medical health management and consultative services to healthcare payers. IHM was founded by one of our former directors, Michael Yuhas, who also serves as its current Chief Executive Officer. During the years ended December 31, 2008 and 2007, CBC paid IHM $94,620 and $28,212, respectively, for monitoring and care coordination of intensive case management patients. In addition, IHM provided $115,967 and $15,000 of information technology consulting services to CBC for the years ended December 31, 2008 and 2007, respectively.

We have accelerated our Sarbanes-Oxley Act compliance efforts in order to meet management attestation requirements for financial reporting internal controls as of December 31, 2007. Hythiam has paid for consulting services to accomplish our management review of such internal controls. Because this effort has benefited us, we will reimburse Hythiam a portion of the cost. In addition, we have benefited by being included under certain of Hythiam’s insurance policies. At December 31, 2008 and 2007, $90,592 and $80,000, respectively, are included in accounts payable and accrued liabilities to cover expected reimbursements to Hythiam for these costs.

In March 2009, we executed new employment agreements with our Chief Executive Officer, our new Chief Financial Officer, and our Chief Accounting Officer. The agreements are for terms of three years and contain provisions that include salary deferral, signing bonuses, and incentive compensation, among other items. Each contract also stipulates payments due each employee upon termination due to a change in control.

In connection with the January 2009 purchase by Core of the Hythiam owned CompCare securities, our then Chief Financial Officer, Robert J. Landis, entered into a temporary waiver of the change in control provisions of his employment agreement with the Company. Such provisions relate to payments that would be made to him upon certain events following a change in control of the Company, as defined in his employment agreement. The waiver terminated on March 5, 2009, the day that the Company and Mr. Landis entered into a new employment agreement.

During the year ended December 31, 2008, two executive officers served on our Board of Directors and also on the Board of Directors for each of our wholly-owned subsidiary corporations.

Although the Company does not have a separate, written policy over the review and approval of related party transactions, the Company’s authority guidelines that delineate the responsibilities of management and the Board of Directors state that all related party transactions shall be reviewed and approved by the Board. Such review procedures require management to conduct an initial review of the transaction and submit its recommendation to the full Board. The Board will then review management’s recommendation, and based on such factors as materiality, business purpose, comparability to other arms-length transactions, and effect on the Company’s business, will approve or deny management’s request to enter into the transaction or relationship.

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

Steven R. Peskin, M.D.

Michel Sucher, M.D.

Michael Yuhas

There were no transactions, relationships, or arrangements considered by the Board of Directors in determining that a director is independent other than those described immediately above under the caption “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

The firm of Kirkland, Russ, Murphy & Tapp P.A. (“KRMT”) currently serves as our independent registered public accounting firm to perform audits. The firm of Rose, Snyder and Jacobs prepared our income tax returns for the tax period ended May 31, 2008. The Audit Committee approved 100% of the services described below for audit, tax and related fees.

Audit Fees. The aggregate fees billed by KRMT for the audit of our annual consolidated financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q for the year ended December 31, 2008 and 2007 were $101,000 and $95,450, respectively. The aggregate fees billed by KRMT for professional services rendered in connection with the audit of our consolidated financial statements and review of the financial statements included in the Company’s quarterly reports on Form 10-Q during the seven month transition period ended December 31, 2006 were $80,450.

Audit-Related Fees. The aggregate fees billed by KRMT for assurance and related services related to the performance of the audit or review of the Company’s consolidated financial statements and not described above under “Audit Fees” were $17,000 for the year ended December 31, 2008, $20,500 for the year ended December 31, 2007, and $14,700 for the seven months ended December 31, 2006. Audit-related services principally include audits of certain of our subsidiaries and our 401(k) plan.

Tax Fees. During the year ended December 31, 2008, KRMT billed $16,450 to the Company for preparing the Company’s tax returns for the tax year ended December 31, 2007. During the year ended December 31, 2007, KRMT billed $31,690 to the Company for preparing the Company’s tax returns for the tax year ended May 31, 2007. For the seven months ended December 31, 2006, KRMT billed $26,575 for preparing the Company’s fiscal 2006 tax returns.

All Other Fees. The aggregate fees billed by KRMT for professional services other than services described under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above were $4,000 and $1,650 for the years ended December 31, 2008 and 2007, respectively, primarily for assurance services related to our bond indenture. During the seven months ended December 31, 2006, such fees were $4,675, also for assurance services related to our bond indenture.

The Audit Committee does not believe the provision of non-audit services by the independent accountant impairs the ability of such accountant to maintain independence with regard to the Company.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the Company’s independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During the year ended December 31, 2008, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements - Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, the seven months ended December 31, 2006 and fiscal year ended May 31, 2006

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2008 and 2007, the seven months ended December 31, 2006 and the fiscal year ended May 31, 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007, the seven months ended December 31, 2006, and the fiscal year ended May 31, 2006

Notes to Consolidated Financial Statements

	2.	Consolidated Financial Statement Schedules: None.

Other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

	3.	Exhibits:

		Exhibit Number	Description and Reference
		3.1	Restated Certificate of Incorporation as amended on November 3, 2005 and March 23, 2006. (15)

		3.2	Amended and Restated Bylaws, as amended July 20, 2000. (7)

		3.3	Bylaw amendment. (5)

		3.4	Bylaw amendment, effective October 28, 2005. (14)

		3.5	Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock of Comprehensive Care Corporation. (5)

		3.6	Bylaw Amendment, effective January 12, 2007 (filed herewith).

		3.7	Certificate of Designation, Rights and Preferences of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of the Company, dated January 16, 2009. (18)

		4.1	Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible Subordinated Debentures. (1)

		4.2	Form of Common Stock Certificate. (11)

		10.1	Form of Stock Option Agreement. *(2)

		10.2	Form of Indemnity Agreement as amended March 24, 1994. *(3)

		10.3	Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998. (8)

		10.4	Amended and Restated Non-Employee Directors’ Stock Option Plan. *(4)

		10.5	Amendment No. 1 to Comprehensive Care Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, effective as of March 23, 2006.* (15)

		10.6	Employment Agreement as amended February 7, 2003 between the Company and Robert J. Landis. *(6)

		10.7	Employment Agreement amendment dated June 14, 2005 between the Company and Robert J. Landis. *(5)

		10.8	Employment Agreement waiver dated June 14, 2005 between the Company and Robert J. Landis. *(5)

		10.9	Employment Agreement as amended February 7, 2003 between the Company and Mary Jane Johnson. *(6)

		10.10	Employment Agreement amendment dated June 14, 2005 between the Company and Mary Jane Johnson. *(5)

		10.11	Employment Agreement waiver dated June 14, 2005 between the Company and Mary Jane Johnson.*(5)

		10.12	Employment Agreement dated June 3, 2002 between the Company and Thomas C. Clay. *(9)

		10.13	Comprehensive Care Corporation 2002 Incentive Plan as amended. *(10)

		10.14	Stock Purchase Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (5)

		10.15	Registration Rights Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (5)

		10.16	Marketing Agreement by and between the Company and Health Alliance Network, Inc. (12)

		10.17	Sublease Agreement dated May 22, 2006 between Comprehensive Behavioral Care, Inc. and AT&T Corporation (13)

10.18	Lease Agreement between Comprehensive Behavioral Care, Inc. and Highwoods/Florida Holdings, L.P., dated November 12, 2008. (17)

10.19	Merger Agreement, dated as of January 20, 2009, among Comprehensive Care Corporation, CompCare Acquisition, Inc. and Core Corporate Consulting Group, Inc. (18)

10.20	Employment Agreement Waiver dated January 20, 2009 between the Company and Robert J. Landis. *(18)

10.21	Employment Agreement dated March 27, 2009 between the Company and John M. Hill (filed herewith).*

10.22	Employment Agreement dated March 12, 2009 between the Company and Giuseppe Crisafi (filed herewith).*

10.23	Employment Agreement dated March 5, 2009 between the Company and Robert J. Landis (filed herewith).*

14.1	Code of Business Conduct and Ethics (Revised). (16)

21.1	List of the Company’s active subsidiaries (filed herewith).

23.1	Consent of Kirkland, Russ, Murphy & Tapp P.A. (filed herewith).

31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.
(1)	Filed as an exhibit to the Company’s Form S-3 Registration Statement No. 2-97160.
(2)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.
(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1994.
(4)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.
(5)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.
(6)	Filed as an exhibit to the Company’s Form 8-K dated February 7, 2003.
(7)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2000.
(8)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.
(9)	Filed as an exhibit to the Company’s Form 8-K dated June 7, 2002.
(10)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.
(11)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.
(12)	Filed as an exhibit to the Company’s Form 8-K, dated August 3, 2005.
(13)	Filed as an exhibit to the Company’s Form 8-K, dated May 26, 2006.
(14)	Filed as an exhibit to the Company’s Form 8-K, dated November 3, 2005.
(15)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006.
(16)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.
(17)	Filed as an exhibit to the Company’s Form 8-K, dated November 12, 2008.
(18)	Filed as an exhibit to the Company’s Form 8-K, dated January 16, 2009.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 27, 2009.

COMPREHENSIVE CARE CORPORATION

By	/s/ JOHN M. HILL
John M. Hill
Chief Executive Officer and President (Principal Executive Officer)

By	/s/ GIUSEPPE CRISAFI
Giuseppe Crisafi
Chief Financial Officer (Principal Financial Officer)

By	/s/ ROBERT J. LANDIS
Robert J. Landis
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN M. HILL	Chief Executive Officer, President, and Director	March 27, 2009
John M. Hill	(Principal Executive Officer)

/s/ GIUSEPPE CRISAFI	Chief Financial Officer and Director	March 27, 2009
Giuseppe Crisafi	(Principal Financial Officer)

/s/ ARNOLD FINESTONE		March 27, 2009
Arnold Finestone	Director

/s/ ARTHUR K. YEAP		March 27, 2009
Arthur K. Yeap	Director

/s/ JOSHUA I. SMITH		March 27, 2009
Joshua I. Smith	Director