Form 10-Q
period 2009-03-31
COMPREHENSIVE CARE CORP
filed 2009-05-15
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2009, there were 24,027,218 shares of registrant’s common stock, $0.01 par value, outstanding.

PAGE
PART I – FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31, 2009 (unaudited), December 31, 2008 and December 31, 2008 (Predecessor)	3

Consolidated Statements of Operations for the three months ended March 31, 2009 (unaudited), twenty days ended January 20, 2009 (Predecessor) (unaudited) and three months ended March 31, 2008 (Predecessor) (unaudited)	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 (unaudited), twenty days ended January 20, 2009 (Predecessor) (unaudited) and three months ended March 31, 2008 (Predecessor) (unaudited)	5

Notes to Consolidated Financial Statements	6-19

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-27

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4 — Controls and Procedures	27

PART II – OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS	28

ITEM 1A — RISK FACTORS	28

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

ITEM 5 — OTHER INFORMATION	29

ITEM 6 — EXHIBITS	31

SIGNATURES	32

CERTIFICATIONS

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2009	December 31, 2008	(Predecessor) December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,011	$503	$1,136
Accounts receivable	48	—	1,581
Other current assets	463	—	336

Total current assets	1,522	503	3,053

Property and equipment, net	218	—	235
Unallocated assets, net of amortization of $123	13,761	—	—
Goodwill	25	25	991
Other assets	300	—	326

Total assets	15,826	528	4,605

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	2,200	149	1,953
Accrued claims payable	4,560	—	6,791
Accrued pharmacy payable	92	—	—
Income taxes payable	23	—	19

Total current liabilities	6,875	149	8,763

Long-term liabilities:
Long-term debt	2,444	—	2,444
Other liabilities	2,575	—	2,589

Total long-term liabilities	5,019	—	5,033

Total liabilities	11,894	149	13,796

Stockholders’ equity (deficit):
Preferred stock, $50.00 par value; authorized shares: 7,400, none, and 4,340, respectively; none issued	—	—	—
Preferred stock, Series A, $50.00 par value; authorized shares: none, none, and 14,400 respectively; issued and outstanding: none, none, and 14,400, respectively	—	—	720
Preferred stock, Series B-1, $50.00 par value; authorized shares: 1,675, none and none respectively; issued and outstanding: 1,675, none, and none, respectively	84	—	—
Preferred stock, Series B-2, $50.00 par value; authorized shares: 2,665, none and none respectively; issued and outstanding: 2,665, none and none, respectively	133	—	—
Preferred stock, Series D, $50.00 par value; authorized shares: 7,000, none and none, respectively; none issued	—	—	—
Common stock, $0.01 par value; authorized 30,000,000 shares; issued and outstanding 23,926,218, 1,760,000, and 8,327,766 respectively	239	18	83
Common stock subscribed	—	4	—
Additional paid-in capital	8,618	1,516	57,919
Common stock subscriptions receivable	—	(1,000)	—
Accumulated deficit	(5,123)	(159)	(67,918)

Total stockholders’ equity (deficit)	3,951	379	(9,196)

Non-controlling interest	(19)	—	5

Total equity (deficit)	3,932	379	(9,191)

Total liabilities and equity	$15,826	$528	$4,605

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

		(Predecessor)
	Three Months Ended March 31, 2009	January 1 To January 20, 2009	Three Months Ended March 31, 2008
Revenues:
Managed care revenues	$3,401	$710	$9,333
Other revenues	4	—	—

Total revenues	3,405	710	9,333

Costs of services and sales:
Cost of care	2,823	703	9,739
Other costs of services and sales	1	—	—

Total costs of services and sales	2,824	703	9,739

Gross margin	581	7	(406)

Expenses:
General and administrative expenses	1,136	142	913
Recovery of doubtful accounts	(2)	(2)	—
Depreciation and amortization	148	5	40

Total operating expenses	1,282	145	953
Merger transaction costs	589	480	—
Equity based expenses	4,361	91	35

Total expenses	6,232	716	988

Operating loss	(5,651)	(709)	(1,394)

Other income (expense):
Interest income	—	—	12
Interest expense	(50)	(11)	(47)

Loss before income taxes	(5,701)	(720)	(1,429)
Income tax expense	4	1	3

Net loss before pre-acquisition loss	(5,705)	(721)	(1,432)
Add back pre-acquisition loss	721	—	—

Net loss after pre-acquisition adjustments	(4,984)	(721)	(1,432)
Add back: Net loss attributable to non-controlling interest	20	4	—

Net loss attributable to stockholders	$(4,964)	$(717)	$(1,432)

Basic and diluted loss per share	$(0.22)	$(0.09)	$(0.19)

Weighted average common shares outstanding:

Basic	22,966	8,328	7,727

Diluted	22,966	8,328	7,727

Dilutive common shares without respect to anti-dilutive effect	33,081	13,745	12,092

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

		(Predecessor)
	Three Months Ended March 31, 2009	January 1 To January 20, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities:
Net loss	$(4,964)	$(717)	$(1,432)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143	5	40
Non-controlling interest	(20)	(4)	—
Equity based expenses	4,270	91	35

Changes in assets and liabilities:
Accounts receivable	568	965	(599)
Other current assets and other non-current assets	(120)	13	(221)
Accounts payable and accrued liabilities	(43)	141	(322)
Accrued claims payable	(1,077)	(1,154)	88
Accrued pharmacy payable	48	44	—
Income taxes payable	4	—	3
Other liabilities	(2)	3	—

Net cash used in operating activities	(1,193)	(613)	(2,408)

Cash flows from investing activities:
Cash paid for the acquisition of a business, net of cash acquired	(978)	—	—
Payment received on notes receivable	4	2	7
Additions to property and equipment, net	(6)	—	(22)

Net cash (used in) provided by investing activities	(980)	2	(15)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	2,695	—	32
Repayment of debt	(14)	(3)	(13)

Net cash provided by (used in) financing activities	2,681	(3)	19

Net increase (decrease) in cash and cash equivalents	508	(614)	(2,404)
Cash and cash equivalents at beginning of period	503	1,136	6,313

Cash and cash equivalents at end of period	$1,011	$522	$3,909

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	7	1	4

Income taxes	—	—	—

Non-cash operating, financing and investing activities:
Property acquired under capital leases	—	—	6

See accompanying notes to condensed consolidated financial statements.

NOTE 1 – DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements for Comprehensive Care Corporation (referred to herein as the “Company,” “CompCare,” “we,” “us” or “our”) and its subsidiaries have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the consolidated financial statements and the notes thereto in our most recent report on Form 10-K.

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Comprehensive Behavioral Care, Inc. (“CBC”) and Core Corporate Consulting Group, Inc. (“Core”), each with their respective subsidiaries. Through CBC, we provide managed care services in the behavioral health and psychiatric fields. We manage the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. We also provide prior and concurrent authorization for physician-prescribed psychotropic medications for a major Medicaid health maintenance organization (“HMO”) in Michigan, and behavioral pharmaceutical management services for a Puerto Rico health plan. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided primarily by unrelated vendors on a subcontract basis. Through Core we market a variety of health related products, insurance, and discount plans to targeted markets such as the uninsured, the underinsured, and underserved ethnic groups.

On January 20, 2009, CompCare acquired Core, a privately held company, in exchange for CompCare common and convertible preferred stock. As a result of the merger, the former Core shareholders as a collective group obtained voting control of CompCare. Consequently, the transaction was accounted for as a reverse acquisition with Core designated as the accounting acquirer and CompCare as the predecessor. The combined entity has elected to retain the Comprehensive Care Corporation name and status as a SEC registrant.

As a result of Core being treated as the accounting acquirer, the historical financial statements of the combined entity were restated to be those of Core. Therefore, the consolidated balance sheet as of December 31, 2008 presented herein includes only the accounts of Core at historical carrying amounts. In contrast, the unaudited, consolidated balance sheet as of March 31, 2009 is a combination of Core and Compcare accounts. The capital structure (common and preferred stock) of CompCare as the registrant was retained and the accumulated deficit of Core at the time of the merger was carried forward as the beginning retained deficit balance for the combined company.

For comparative purposes, the predecessor company’s financial activity for the quarter ended March 31, 2008 is provided in the consolidated statement of operations and consolidated statement of cash flows presented herein. To facilitate comparison, the pre-acquisition results for CompCare for the period January 1 to January 20, 2009 are shown in the consolidated statements of operations and consolidated statements of cash flows. Earnings per share for periods prior to the merger did not require restatement because CompCare common and convertible preferred stock (on an as-converted basis) were exchanged on a one-for-one basis for Core common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we review member eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. Such agreements accounted for 83.6%, or $2.8 million, and 97.4%, or $9.1 million, of revenue for the three months ended March 31, 2009 and 2008. The remaining balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.

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

Unallocated Assets

Unallocated assets on our balance sheet as of March 31, 2009 represents the excess of the implied purchase price of CompCare over the net tangible assets acquired, less estimated amortization recorded during the quarter ended March 31, 2009. We are in the process of obtaining fair market values for CompCare’s identifiable intangible assets, such as its customer contracts, NCQA accreditation and provider networks. Upon completion of our valuation analysis, we will record the identifiable intangible assets at the appropriate amounts and assign the remaining excess, if any, to goodwill. An estimate for amortization has been made based on an estimated value for amortizable intangible assets of $2.0 million.

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

Premium Deficiencies

We accrue losses under our contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and our estimate of future cost increases.

At any time prior to the end of a contract or contract renewal, if a contract is not meeting its financial goals, we generally have the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, we will submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended March 31, 2009, our review did not identify any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.

Fair Value Measurements

Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. During the three months ended March 31, 2009, we had no assets or liabilities required to be measured at fair value on a recurring basis. Therefore, SFAS No. 157 did not impact our financial position or results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. We chose not to measure at fair value our eligible financial assets and liabilities existing at March 31, 2009. Consequently, SFAS No. 159 has had no impact on our consolidated financial statements.

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

The purchase by Core of Hythiam’s ownership interest on January 20, 2009 resulted in a change in control of the Company. As a result, any losses incurred prior to January 20, 2009 are subject to a limitation, which approximates $361,000 per year. Any unused portion of such limitation can be carried forward to the following year. We may be subject to further limitation in the event that we issue or agree to issue substantial amounts of additional equity.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 had no impact on our consolidated financial statements.

Stock Ownership Plans

We grant stock options to our employees and non-employee directors (“grantees”) allowing grantees to purchase our common stock pursuant to shareholder-approved stock option plans. We currently have two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to eligible employees and consultants. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code. Options for ISOs may be granted for terms of up to ten years. Vesting generally occurs after six months for one-half of the options and after 12 months for the remaining options. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of March 31, 2009, under the 2002 Incentive Plan, there were 375,000 options available for grant and 585,000 options were outstanding and exercisable. Additionally, as of March 31, 2009, under the 1995 Incentive Plan, there were 182,500 options outstanding and exercisable. There are no further options available for grant under the 1995 Incentive Plan.

Under our Non-employee Directors’ Stock Option Plan, we are authorized to issue 1,000,000 shares pursuant to non-qualified stock options to our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Director’s Compensation and Stock Option Committee. Upon joining the Board, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of the Company’s annual meeting. As of March 31, 2009, under the directors’ plan, there were 676,668 shares available for option grants and 225,000 options outstanding, of which 125,000 options were exercisable.

A summary of activity for the period January 1 to March 31, 2009 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	847,500	$0.88	6.34 years
Granted	50,000	$0.52	9.79 years
Exercised	—	—
Forfeited or expired	—	—

Outstanding at January 20, 2009	897,500	$0.86	6.49 years

Granted	100,000	$0.56	9.73 years
Exercised	—	—
Forfeited or expired	(5,000)	$0.81

Outstanding at March 31, 2009	992,500	$0.83	6.66 years	—

Exercisable at March 31, 2009	892,500	$0.86	6.31 years	—

The following table summarizes information about options granted, exercised, and vested for the three months ended March 31, 2009 and 2008.

	January 1 to March 31, 2009	January 1 to March 31, 2008
Options granted	150,000	185,000
Weighted-average grant-date fair value ($)	0.51	0.52

Options exercised	—	125,000
Total intrinsic value of exercised options ($)	—	50,080

Fair value of vested options ($)	139,270	47,367

We recognized approximately $91,000 of stock option expense due to the vesting of stock options as a result of the change in control of the Company resulting from the merger on January 20, 2009.

A total of 150,000 options were granted to employees and directors during the period January 1 to March 31, 2009. At March 31, 2009, unrecognized expense related to unvested stock options totals approximately $48,000, which we expect to recognize over 4.81 years.

The following table lists the assumptions utilized in applying the Black-Scholes valuation model. We use historical data and management judgment to estimate the expected term of the option. Expected volatility is based on the historical volatility of our traded stock. We have not declared dividends in the past nor do we expect to do so in the near future and as such we assume no expected dividend. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant.

	JANUARY 1 TO MARCH 31, 2009	JANUARY 1 TO MARCH 31, 2008
Volatility factor of the expected market price of the Company’s common stock	225%	125%
Expected life (in years) of the options	5	5-6
Risk-free interest rate	1.6%	2.59% - 3.24%
Dividend yield	0%	0%

Warrants

We periodically issue warrants to purchase common and preferred stock for the services of consultants, employees and non-employee directors. On March 31, 2009, we issued warrants to purchase up to 190 shares of the Company’s Series D Preferred Stock, par value $50.00 per share, to members of the Board of Directors and certain members of management as an equity incentive to further align the interests of the directors and members of management with those of the Company’s stockholders. We recognized approximately $4.1 million of expense related to these warrants. Each warrant to purchase shares of Series D Preferred Stock may be exercised at any time between its issuance and March 31, 2012 at an exercise price of $25,000 per share of Series D Preferred Stock. If after September 30, 2009, the market value of a share of Series D Preferred Stock exceeds the exercise price for a share of Series D Preferred Stock, then the holder may exercise the warrant by a cashless exercise and receive the number of shares of Series D Preferred Stock representing the net value of the warrant and forfeiting the appropriate number of warrants. The market value of a share of Series D Preferred Stock is equal to the product of (a) the per share market price of the Company’s common stock multiplied by (b) the number of shares of the Company’s common stock into which a share of Series D Preferred Stock is then convertible.

The number of shares of Series D Preferred Stock for which a warrant is exercisable is subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting the Series D Preferred Stock. In the event of a change of control (as defined in the warrants) of the Company, the holder has the right to require us to redeem the warrant in exchange for an amount equal to the value of the warrant determined using the Black-Scholes pricing model.

Each holder of Series D Preferred Shares is entitled to notice of any stockholders’ meeting and to vote on any matters on which the Company’s common stock may be voted. Each Series D Preferred Share is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares of common stock. Unless otherwise required by law, holders of Series D Preferred Shares will vote together with holders of common stock as a single class on all matters submitted to a vote of the Company’s stockholders.

Each share of Series D Preferred Stock acquired through exercise of a warrant is convertible into 100,000 shares of common stock at any time. For the presentation below, warrants to purchase Series D Preferred Stock are stated in common shares, as if the warrant was exercised and the resulting Series D Preferred Stock was converted. The exercise price of the warrant has been similarly adjusted to an as converted common stock equivalent. A summary of activity from the period January 1 to March 31, 2009 is as follows:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	306,000	$1.25	1.15 years
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at January 20, 2009	306,000	$1.25	1.09 years

Granted	19,000,000	$0.25	3.00 years
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2009	19,306,000	$0.27	2.97 years	—

Exercisable at March 31, 2009	19,306,000	$0.27	2.97 years	—

The following table summarizes information about warrants granted, exercised and vested for the three months ended March 31, 2009 and 2008.

	January 1 to March 31, 2009	January 1 to March 31, 2008
Warrants granted	19,000,000	—
Weighted-average grant-date fair value ($)	0.2181	—

Warrants exercised	—	—
Total intrinsic value of exercised warrants ($)	—	—

Fair value of vested warrants ($)	4,143,900	—

Valuation using the Black-Scholes pricing model was based on the following information:

	January 1 to March 31, 2009	January 1 to March 31, 2008
Volatility factor of the expected market price of the Company’s common stock	175%	—
Expected life (in years) of the warrants	3	—
Risk-free interest rate	1.15%	—
Dividend yield	0%	—

We recognized approximately $1.6 million of tax benefits attributable to equity-based expense recorded for stock options and warrants during the period January 1 to March 31, 2009. This benefit was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

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

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Numerator:
Net loss	$(4,964)	$(1,432)
Denominator:
Weighted average shares – basic	22,966	7,727
Effect of dilutive securities:
Employee stock options	—	—
Warrants	—	—

Weighted average shares – diluted	22,966	7,727

Loss per share – basic and diluted	$(0.22)	$(0.19)

Capitalization Table

As of March 31, 2009

Common Stock (Authorized 30 million shares)	Issued	Reserved	Total
Common Stock issued and outstanding	23,926,218		23,926,218
Reserved for convertible debentures(a)		22,544	22,544
Reserved for convertible promissory note(b)		800,000	800,000
Reserved for outstanding stock options(c)		992,500	992,500
Reserved for outstanding warrants(d)		306,000	306,000
Reserved for future issuance under stock option plans		1,051,668	1,051,668

Total shares issued or reserved for issuance	23,926,218	3,172,712	27,098,930	(h)

Preferred Stock (Authorized 18,740 shares)	Issued	Reserved	Total
Series B1 convertible preferred stock(e)	1,675		1,675
Series B2 convertible preferred stock(f)	2,665		2,665
Reserved for warrants for Series D Convertible Preferred Stock(g)		190	190

Total Preferred Stock issued or reserved for issuance	4,340	190	4,530

(a)	The debentures are convertible into 22,544 shares of common stock at a conversion price of $99.54 per share.
(b)	A Promissory Note in the amount of $200,000 is convertible into 800,000 shares of common stock at a conversion price of $0.25 per common share.
(c)	Options to purchase common stock of the Company have been issued to employees and non-employee Board of Director members with exercise prices ranging from $0.25 to $2.16, with an average price of $0.86.
(d)	Warrants to purchase common stock of the Company have been issued to certain individuals or vendors in exchange for consulting services. All such warrants were issued in lieu of cash compensation and have a five-year term with an exercise price of $1.25.
(e)	The Series B1 Convertible Preferred Stock is convertible into 14,400 shares of Series C Convertible Preferred stock which in turn is convertible into 4,554,379 common shares. This class controls five out of the nine Board seats.
(f)	The Series B2 Convertible Preferred Stock is convertible directly into 7,246,871 common shares.
(g)	On March 31, 2009, the Board of Directors and senior management were issued warrants to purchase an aggregate of 190 shares of Series D Preferred Stock, which convert into 19,000,000 shares of common stock at a strike price of $25,000 per share (equal to $0.25 per common share). Each Preference D share is entitled to 500,000 votes per share in a stockholder vote.

(h)	Fully diluted shares is 57,900,180, assuming that all Preference B-1, B-2 and D shares are converted into common shares. At the conversion of B-1 and D, Series B-1 rights to elect five board members and Series D rights to five votes per share will cease. The Series B-1 and Series B-2 Preferred stock cannot be converted and the warrants to purchase Series D Preferred shares cannot be exercised until after the Company effects an increase in its authorized capital.

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

The carrying amounts and fair values of our financial instruments at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$1,011	1,011	503	503
Restricted cash	1	1	—	—
Note receivable	10	10	—	—
Liabilities
Promissory note	200	200	—	—
Debentures	2,244	2,223	—	—

NOTE 3 – LIQUIDITY

During the three months ended March 31, 2009, net cash and cash equivalents increased by $508,000. Net cash used in operations totaled $1.2 million, attributable primarily to the payment of claims on our expired Indiana and Maryland contracts which experienced high utilization of services during the contract terms. Cash used in investing activities is comprised of $978,000 for the acquisition of CompCare by Core (purchase price of $1,500,000 less cash on hand at CompCare at time of acquisition of $522,000) and $6,000 in additions to property and equipment. This was offset by $4,000 in proceeds from payments received on notes receivable. Cash provided by financing activities consists primarily of $2.7 million in net proceeds from the issuance of common stock, offset by the repayment of debt of $14,000. At March 31, 2009, cash and cash equivalents amounted to $1.0 million.

NOTE 4 – SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended March 31,
	2009	2008
At-risk contracts	$2,677	9,087
Administrative services only contracts	547	236
Pharmacy contracts	177	10
Other	4	—

Sub total	$3,405	9,333
Less: Pre-acquisition revenues	710	—

Total	$2,695	9,333

At-risk revenues include contracts under which we assume the financial risk for the costs of member behavioral healthcare services in exchange for a fixed, per member per month fee. For administrative services only contracts, we may manage behavioral healthcare programs or perform various managed care functions, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs. Under Pharmacy contracts, we manage behavioral pharmaceutical services for the members of health plans on an at-risk or ASO basis. Other revenues represent commissions earned through the sale of durable goods.

NOTE 5 – MAJOR CUSTOMERS/CONTRACTS

(1) We currently furnish behavioral healthcare services to approximately 207,000 members of a health plan providing Medicaid and Medicare benefits. Services are provided on an at-risk and administrative services only (“ASO”) basis. The contract accounted for 22.8% of our revenues for the three-month period ended March 31, 2009 and 8.6% of our revenues for the three months ended March 31, 2008. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Termination by either party may occur with 90 days written notice to the other party.

(2) We currently contract with a HMO to provide behavioral healthcare services to approximately 182,000 Medicaid and Medicare members on an at-risk and ASO basis. Our contract with the HMO accounted for 26.8% of our operating revenues for the quarter ended March 31, 2009 and 8.5% of our operating revenues for the quarter ended March 31, 2008. The initial contract was for a one-year term and has been automatically renewed on an annual basis. Termination by either party may occur with 90 days written notice to the other party. The HMO has been a customer since June 2003.

In general, our contracts with our customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

NOTE 6 – COMMON STOCK

During the quarter ended March 31, 2009, the following changes in our Common Stock balances occurred:

•	Core, the owner of 14,400 shares of our Series A Convertible Preferred Stock that it had purchased from Hythiam, Inc., converted such preferred stock into 4,553,136 shares of common stock.

•

As part of the merger with Core on January 20, 2009, we issued 10,294,725 shares of our common stock to the holders of Core’s Class A common shares in a one-for-one exchange. Part of the Core Class A shares exchanged included 4,474,725 shares issued during January 2009 for net proceeds of approximately $1.1 million.

•	During February 2009, we completed three private placements of our common stock aggregating to 6,542,857 shares and generating a total of $1,650,000 in cash proceeds.

•

On February 27, 2009, Core cancelled the common stock certificate representing the 4,553,136 shares acquired from the earlier Series A Convertible Preferred Stock conversion. Core also cancelled an additional 1,739,130 common shares it had purchased from Hythiam at the time of acquiring the Series A Preferred Stock.

•	In March 2009, we issued 500,000 common shares to an employee pursuant to the requirements of an employment contract.

NOTE 7 – PREFERRED STOCK

During the quarter ended March 31, 2009, the following changes in our Preferred Stock issuances and balances occurred:

•	For the purpose of completing the merger with Core, we designated two new series of Preferred Stock, Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock. The Series B-1

Preferred Stock and the Series B-2 Preferred Stock will automatically become convertible into their respective securities upon the satisfaction of the following conditions (the “Conversion Conditions”) (i) filing of an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock to 100,000,000 shares and to increase the authorized number of shares of Preferred Stock to 1,000,000 shares and (ii) filing a Certificate of Designation designating a series of Series C Convertible Preferred stock, par value $50.00 per share (“Series C Preferred Stock”) of the Company having such rights, preferences and privileges as are set forth in an exhibit to such Certificate and (iii) authorizing the Company to issue a number of shares of such class equal to the number of shares of Series C Preferred Stock into which the Series B-1 Preferred Shares will be converted upon the satisfaction of the Conversion Conditions.

Subject to the Conversion Conditions, the Series B-1 Preferred Stock will be initially converted into an aggregate of 14,400 shares of Series C Preferred Stock. The initial per share conversion rate shall be one share of Series B-1 Preferred Stock for 8.597015 shares of Series C Preferred Stock. The Series C Preferred Stock will initially be convertible into Common Stock at the rate of approximately 316.28 shares of Common Stock for each share of Series C Preferred Stock, which conversion rate will be adjusted for certain dilutive issuances of Common Stock.

Subject to the Conversion Conditions, the Series B-2 Preferred Stock will be initially converted into an aggregate of 7,246,871 shares of Common Stock. The initial per share conversion rate shall be one share of Series B-2 Preferred Stock for 2,719.273546 shares of Common Stock, subject to any adjustments. The issuance of shares of Common Stock upon the conversion of the Series B-2 Preferred Stock will be made through a private placement exemption not involving a public offering under Section 3(a)(9) under the Securities Act and will be exempt from registration obligations under Section 5 of the Securities Act.

In addition to the conversion rights described above, the Series B-1 Preferred Stock have other rights and preferences, including the following:

•	to designate representatives to appoint a majority of our Board of Directors;

•	to prevent the creation and issuance of capital stock with rights equal or superior to those of the Series B-1 Preferred Stock;

•	prior consent for a sale or merger including a material portion of our assets or business; and

•	prior consent before entering into any single or series of related transactions exceeding $5,000,000 or incurring any debt in excess of $5,000,000.

Upon the filing of the Certificate of Designation, Preferences and Rights of Series C Convertible Preferred Stock of Comprehensive Care Corporation, a copy of which is set forth in Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on January 23, 2009, the rights and preferences of the Series C Preferred Stock will include, among other things, the following:

Liquidation Preferences. With respect to the distribution of assets upon liquidation, dissolution or winding-up, or the change of control of the Company, the Series C Preferred Stock will rank senior to all other designated series of the Company’s preferred stock. Upon any such liquidation, dissolution, winding-up or the change of control, each share of Series C Preferred Stock is entitled to receive an amount equal to $250.00 per share.

Dividends. Holders of Series C Preferred Stock (the “Series C Holders”) are entitled to receive a dividend when and if a dividend is declared by the Board of Directors of the Company with respect to the Common Stock in a per share amount equal to the dividend declared with respect to the Common Stock multiplied by the number of shares of Common Stock into which a share of Series C Preferred Stock is then converted.

Voting Rights. Except as required by law, the Series C Holders are entitled to notice of any stockholders’ meeting, to vote on any matters on which the Common Stock may be voted and to vote together with the Common Stock as a single class on all matters submitted to a vote of the Company’s stockholders. Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which the share of Series C Preferred Stock is then convertible. In addition to the general voting rights, the Series C Holders, voting as a separate class will initially be entitled to elect five directors of the company. If, at any time after the issuance of the original issuance of the shares of Series C Preferred Stock the number of shares of then-outstanding Series C Preferred Stock falls below 50% of the number of shares originally issued, then the Series C Holders will be entitled to elect the number of directors of the Company set forth in the table below.

Percentage of Originally Issued Shares of Series C Preferred Stock Outstanding	Number of Directors the Series C Preferred Stock is Entitled to Elect as a Separate Class
at least 40% but less than 50%	Four directors
at least 30% but less than 40%	Three directors
at least 20% but less than 30%	Two directors
at least 10% but less than 20%	One directors
Less than 10%	Zero directors

So long as at least a majority of the shares of Series C Preferred Stock originally issued by the Company are outstanding, the Company will not, without the affirmative vote of the holders of at least 50% of the outstanding Series C Preferred Stock, take certain actions, including the following:

•	create, authorize or issue any shares of any security or class of stock ranking senior to, or pari passu with, the Series C Preferred shares;

•	amend, alter or repeal the Certificate of Incorporation or Bylaws of the Corporation;

•	redeem or repurchase, or declare or pay any dividend or distribution with respect to, any equity securities;

•

effect (i) any sale, transfer, lease, merger or reorganization involving a material portion of the Corporation’s assets or business, (ii) transactions resulting in a change in control of the Company, or (iii) enter into any single or a series of related transactions with a valuation in excess of $5,000,000;

•	increase the size of the Board of Directors of the Corporation;

•	alter or change the rights of the Series C Preferred Stock or increase the authorized number of shares of Common Stock or Preferred; or

•	create or suffer to exist any new indebtedness in excess of $5,000,000.

•	In connection with the merger, all 14,400 shares of previously outstanding Series A Convertible Preferred Stock were converted into 4,553,136 shares of common stock.

•

The Series A Convertible Preferred Stock Certificate of Designation was withdrawn and all previously designated shares of Series A Preferred Stock were returned to their status as authorized Preferred Stock available for issuance.

•

A Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock was filed with the Secretary of State of Delaware, the Company’s state of incorporation. The Certificate of Designation provides for the issuance of 7,000 shares of Series D stock, $50.00 par value, none of which had been issued as of March 31, 2009. Shares of Series D Preferred Stock may only be acquired by the exercise of warrants, 190 of which were issued March 31, 2009 to the members of our board of directors. Each warrant to purchase shares of Series D Preferred Stock may be exercised at any time between the warrants’ issuance and March 31, 2012 at an exercise price of $25,000 per share of Series D Preferred Stock. Each share of Series D Preferred Stock acquired through exercise of a warrant is convertible into 100,000 shares of common stock at any time.

Each holder of Series D Preferred Shares is entitled to notice of any stockholders’ meeting and to vote on any matters on which the Company’s common stock may be voted. Each Series D Preferred Share is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares of common stock. Unless otherwise required by law, holders of Series D Preferred Shares will vote together with holders of common stock as a single class on all matters submitted to a vote of the Company’s stockholders.

If any dividend is declared with respect to the common stock of the Company, then holders of Series D Preferred Shares will be entitled to receive a dividend with respect to each Series D Preferred Share in an amount equal to (a) 50% of the amount of the dividend declared with respect to each share of common stock, multiplied by (b) the number of common stock shares into which such Series D Preferred Share is entitled to convert. Any dividends declared with respect to Series D Preferred Shares will be subordinate and junior to any dividends declared with respect to any other designated series of Preferred Stock then outstanding unless the certificate of designation of such series of Preferred Stock expressly states that any dividend thereon shall be subordinate and junior to any dividend declared with respect to the Series D Preferred Shares.

With respect to the distribution of assets upon liquidation, dissolution or winding-up, or the change of control of the Company, after payment of all amounts owing to holders of shares of any other capital stock of the Company ranking senior to the Series D Preferred Shares as to payment of dividends, the holders of Series D Preferred Shares will be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock or any other class or series of capital stock ranking junior to the Series D Preferred Shares by reason of their ownership thereof, an amount equal to $50.00 per Series D Preferred Share.

We are authorized to issue 18,740 shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may fix prior to the issuance of any shares of such series. As of March 31, 2009, 4,340 shares were issued. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

(1)	Related to our discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Our fiscal 1999 cost report, the final year we were required to file a cost report, is being reviewed, in which case the intermediary may determine that additional amounts are due to or from Medicare. Management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.

(2)	In April 2009 a complaint entitled “MDwise, Inc. vs. Comprehensive Behavioral Care, Inc.” was filed against the Company in the Marion County Superior Court in Indiana by our former Indiana client seeking unspecified damages and a declaratory judgment requiring the Company to pay outstanding provider claims that are allegedly the Company’s responsibility under the expired contract. On May 8, 2009 the Company filed a motion to move the case to federal court. At the time of filing this report on Form 10-Q, the Company was preparing a counterclaim and intends to vigorously defend the claims alleged by MDwise. Until the actions are withdrawn or settled, the Company may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees or other fees, the amounts of which are not estimable. See Part I, Item 3, “Legal Proceedings” for a description of this matter.

NOTE 9 – RELATED PARTY TRANSACTIONS

In March 2009, we executed new employment agreements with our Chief Executive Officer, our new Chief Financial Officer, and our Chief Accounting Officer. The agreements are for terms of three years and contain provisions that include salary deferral, signing bonuses, and incentive compensation, among other items. Each contract also stipulates payments due each employee upon termination due to a change in control. At March 31, 2009, approximately $49,000 of compensation payments have been deferred to our Chief Executive Officer and $17,000 to our Chief Financial Officer. For further information concerning these agreements, see Exhibits 10.21, 10.22, and 10.23 to our Form 10-K dated December 31, 2008 and filed March 27, 2009 with the SEC at www.sec.gov.

NOTE 10 – SEGMENT INFORMATION

Summary financial information for our two reportable segments and Corporate and other is as follows:

(Amounts in thousands)	Three Months Ended March 31,
	2009	2008
Managed Care
Revenues	$3,401	$9,333
Gross Margin	578	(406)
Income/(loss) before income taxes	44	(1,177)

Consumer Marketing
Revenues	4	—
Gross Margin	3	—
Income/(loss) before income taxes	(189)	—

Corporate and Other
Revenues	—	—
Gross Margin	—	—
Income/(loss) before income taxes	(5,556)	(252)

Consolidated Operations
Revenues	3,405	9,333
Gross Margin	581	(406)
Income/(loss) before income taxes	(5,701)	(1,429)

Pre-acquisition loss before income taxes	(720)	—

Income/(loss) before income taxes – post-acquisition	(4,981)	(1,429)

NOTE 11 – SUBSEQUENT EVENTS

On May 11, 2009, Clark Marcus was appointed as the Company’s Co-Chief Executive Officer, a Director and as Chairman of the Board. Mr. Marcus will report to the Board of Directors. The material terms of his employment agreement include a term of three years and a base salary of $700,000 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the metropolitan area of Mr. Marcus’ place of residence. In addition, Mr. Marcus will receive a sign on bonus of $80,000. This compensation may, at the election of the Company, be accrued, in whole or in part, until such time as the Company receives financing and/or generates sufficient revenues with which to pay Mr. Marcus his stated compensation, after the payment by the Company of its operating expenses, but no longer than the end of each tax year. In addition, Mr. Marcus will be entitled to a special bonus in the amount equal to one percent of the Company’s pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1,000,000. In the event Mr. Marcus employment is terminated without cause twelve months from a change in control, the Company shall pay to Mr. Marcus a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Marcus through five full years of compensation from the date of termination. On May 13, 2009, Mr. Marcus was granted 100 warrants to purchase Series D Convertible Preferred Stock.

On May 11, 2009, Dr. Jerry Katzman was appointed as the Company’s Executive Vice President of Strategic Development and as a Director. Dr. Katzman will report to the Board of Directors. The material terms of his employment agreement include a term of three years and a base salary of $390,000 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the metropolitan area of Dr. Katzman’s place of residence. In addition, Dr. Katzman will receive a sign on bonus of $70,000. This compensation may, at the election of the Company, be accrued, in whole or in part, until such time as the Company receives financing and/or generates sufficient revenues with which to pay Dr. Katzman his stated compensation, after the payment by the Company of its operating expenses, but no longer than the end of each tax year. In addition, Dr. Katzman will be entitled to a special bonus in the amount equal to one percent of the Company’s pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1,000,000. In the event Dr. Katzman’s employment is terminated without cause twelve months from a change in control, the Company shall pay to Dr. Katzman a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Dr. Katzman through five full years of compensation from the date of termination. On May 13, 2009, Dr. Katzman was granted 100 warrants to purchase Series D Convertible Preferred Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, statements concerning the projected successful integration of the operations of Core Corporate Consulting Group, Inc. (“Core”) into CompCare’s business, the continuing success that Core is expected to have in marketing its products, the potential represented by ethnic markets and the overall performance of the healthcare market, our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, our ability to achieve expected results from new business, the profitability of our at-risk contracts, cost of care, seasonality, our ability to obtain additional financing, and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of CompCare appearing elsewhere herein.

OVERVIEW

GENERAL

Comprehensive Care Corporation (referred to herein as the “Company,” “CompCare,” “we,” “us” or “our”) is a Delaware corporation organized in 1969 that provides health care services and products through its primary operating subsidiaries, Comprehensive Behavioral Care, Inc. (“CBC”) and Core Corporate Consulting Group, Inc. (“Core”).

CBC and its subsidiaries

Primarily through CBC and its subsidiaries, we provide managed care services in the behavioral health and psychiatric fields. Recent federal and state legislation provides a new focus for CBC in specialty behavioral health care areas such as Autism Spectrum Disorders (“ASD”) and Attention Deficit Disorder (“ADD”). Additionally, CBC provides analytic services for its health plan customers to integrate medical claims data and pharmacy data into actionable information so patient care can be coordinated cost effectively. We coordinate and manage the delivery of a continuum of psychiatric and substance abuse services and products to:

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

We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to our clients’ members. Our arrangements with our clients fall into two broad categories:

• at-risk, capitation arrangements where our clients pay us a fixed fee per member in exchange for our assumption of the financial risk of providing services, and

• fee-for-service and capitated administrative services only (“ASO”) arrangements where we may manage behavioral healthcare programs or perform various managed care services.

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

Over the last several years we have experienced a trend with our clients to contract for services more on a at-risk basis than on an ASO basis. However, during 2008 the Company placed more focus on Administrative Services Only (“ASO”) contracts to obtain a better balance of risk and non-risk clients.

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

CBC Has Completed its Restructuring

In January 2008, CompCare appointed John Hill as its new Chief Executive Officer and President and charged him with the responsibility of restructuring CBC’s poor financial performance. Following a review of operations and all sales contracts, Mr. Hill formed a strategic plan and immediately began implementation.

The plan identified changes to CBC’s operations to better streamline it processes. CBC began to re-organize its operations in Q2 of 2008 and completed this restructuring in Q4 of 2008. As a result of the restructuring of CBC and the expiration of unprofitable contracts that were not renewed, CBC was able to reduce its costs. As a result, CBC posted a gross margin for the quarter ended March 31, 2009 compared to a loss in the corresponding quarter of 2008.

Core and its Subsidiary

Core provides consumer marketing services nationwide. Core was incorporated in Delaware on September 8, 2008. Core’s management and investors recognized a need in the insurance market for products for segments of the population with underserved healthcare needs. While some sectors of the United State’s population are aware of and receive Medicaid and/or Medicare, that coverage in and of itself is insufficient to service the needs of the populations identified above and may not be accessed by many individuals in those sectors by reason of lack of knowledge.

In addition, Core’s management also believes that there is a lack of medical records for the underserved segments of the country’s population, with most patients’ medical records being kept only at their physician’s or hospital’s offices. Simply put, in the event of emergency and/or sudden displacement of individuals (such as occurs during catastrophic events such as hurricanes), the medical records of these individuals are very difficult to access, which could lead to misdiagnosis, mistreatment or other negative consequences.

Core was formed with the purpose of establishing distribution channels sufficient to reach the majority of those underserved populations described above, which channels can be established both privately and through government facilities. In addition, distribution methods can be economically provided so that the general financial impact on our society is minimized with the net result being that a substantially greater number of the members of our society can receive medical treatment at a price affordable to all.

In November 2008, Core acquired Direct Ventures International, Inc. (“DVI”). DVI brings expertise in the sourcing of various items, including durable medical equipment and the distribution of this type of equipment. As a result of DVI, Core has contracted with various inbound and outbound telemarketing facilities having licensed, insurance telemarketers operating throughout the U.S. and abroad to market Core’s products. An inbound telemarketing company receives calls from potential customers to purchase products in response to a marketing program communicated through advertising efforts on the Internet, in print media, in television programming, or radio broadcasts, etc. An outbound telemarketing facility will initiate calls to potential customers to introduce a company, product or service, but must comply with Do Not Call legislation required by each State.

Core’s products include:

Core markets it products under the CoreSelect™ brand name.

Core Select™ products include:

➢ LifeGuide247™ -	This is a 24-hour service that provides guidance through life’s difficult situations, such as job stress, financial troubles, relationships, grievance and simply legal matters. Service is available online or by telephone.

➢ Emergency Vital Records -	This product provides access to members’ vital medical records to emergency responders in the case of an emergency. Paramedics and emergency room practitioners can now access a member’s medical record quickly and easily in cases where the member may not be able to provide key information at such a critical time. The product provides the 25 key questions patients need to provide an emergency room. We have immediate interest in this product.

➢ Home Warranty Program -	This is a home warranty program and is available in three different coverage levels. It provides repair and protection for home appliances, electrical, plumbing, lock repair, etc.

➢ Hyperlink Agency-	This is a product that will allow an individual to become a licensed insurance agent. Our product is an “agent in a box” concept that guides you through the entire process of getting licensed to sell insurance products. After the person is successfully licensed we will provide them insurance and other products that they can sell. This via a joint venture with Hyperlink. The agents will simply identify the leads and direct them to a toll free number where the product can be purchased by phone. All of the sales will be completed by Hyperlink in their licensed call center environment. Additional products will be made available to these agents that do not require a license. These will initially include; LifeGuide247, Home Warranty’s, Identity theft packages, EVR and Pharmacy programs. Plus if the affiliate is not licensed to sell insurance, they can still sell insurance products and earn money as well.

➢ Vision/Dental -	These are inexpensive discount programs. They are low cost but an excellent annuity.

➢ Other Insurance Products –	Via our relationship with Hyperlink we have access to a full suite of insurance products. These can be offered as enhancements to existing product promotions or sold as the primary offering.

➢ Pharmacy Discounts-	This is a prescription discount program. The program incorporates 2 tiers. Tier one is a free card that gives discounts on prescriptions. The second provides deeper discounted rates on name brand and generic prescriptions. Version 2 has incorporates a monthly fee.

RECENT DEVELOPMENTS

We expect to mail in May 2009 an Information Statement to stockholders of record January 9, 2009 notifying shareholders of an action taken by written consent by the holders of 58.2% of our outstanding voting capital stock to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 30,000,000 shares to 100,000,000 shares and to increase the number of authorized shares of our preferred stock from 60,000 shares to 1,000,000 shares.

In February 2009, CompCare obtained additional equity financing in the amount of $1.6 million through the sale of 6.4 million shares of its unregistered common stock to two investors. We intend to use the net proceeds from the sale of the securities for working capital purposes and to accelerate sales and marketing efforts to acquire new business. For further information, see our Form 8-K dated February 25, 2009 and filed March 3, 2009, available at www.sec.gov.

MERGER WITH CORE

On February 26, 2009, Giuseppe (Joe) Crisafi was appointed as the Company’s Chief Financial Officer and as a Board of Directors member. On February 25, 2009, Robert J. Landis resigned from the Board and was appointed as the Company’s Chief Accounting Officer.

Pursuant to a resolution approved at a meeting of our Board of Directors held on February 26, 2009, we authorized our transfer agent to cancel 6,292,266 common shares held by our wholly owned subsidiary, Core.

On January 21, 2009, we appointed the following persons as directors of the Company: Arnold B. Finestone, Sharon Kay Ray, Joshua I. Smith, and Arthur K. Yeap. On the same day, Mr. Finestone was appointed Chairman of the Board, Mr. Smith was named Vice Chairman of the Board, and the Audit and Compensation & Stock Option Committees were reconstituted. The Audit Committee is now comprised of Mr. Finestone (Chairman), Mr. Smith and Mr. Yeap, and the Compensation and Stock Option Committee is comprised of Ms. Ray, Mr. Finestone, and Mr. Yeap (Chairman).

On January 20, 2009, we entered into an Agreement and Plan of Merger (the “Merger”) with Core, a privately held Delaware corporation. The Merger was accomplished by merging our wholly owned subsidiary, CompCare Acquisition, Inc., with and into Core, with Core continuing as the surviving corporation and becoming a wholly-owned direct subsidiary of CompCare. All 10,294,725 outstanding shares of Core’s Class A Common Stock were exchanged for 10,294,725 shares of CompCare common stock. Each outstanding share of Core’s Class B Common Stock was exchanged for newly designated CompCare Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, which in aggregate are convertible into the equivalent of 11,801,250 common shares. As a result of the Merger, the former Core stockholders became the holders of 77% of the voting power of the Company.

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

In connection with Core’s anticipated purchase of the CompCare securities from Woodcliff and not as the result of any disagreement with the Company, Steven R. Peskin, M.D., Michel A. Sucher, M.D., and Michael Yuhas resigned as directors of the Company, effective January 16, 2009. Dr. Sucher was the Chair of the Compensation and Stock Option Committee and Dr. Peskin was the Chair of the Nominating and Corporate Governance Committee.

In January 2009, prior to the merger, Core raised additional capital of approximately $1.1 million through the sale of 4,474,725 of its Class A common shares to one investor. Such shares were exchanged for 4,474,725 shares of CompCare common stock as part of the merger on January 20, 2009. These proceeds, along with existing cash, were used to purchase the CompCare shares owned by Hythiam.

RESULTS OF OPERATIONS

For the three months ended March 31, 2009, we reported an operating loss of $5.7 million and a net loss of $5.0 million, or $0.22 loss per share (basic and diluted).

The following table summarizes the Company’s operating results from continuing operations combining Core and CompCare for the three months ended March 31, 2009 and for CompCare only for the three months ended March 31, 2008 , being the predecessor corporation (amounts in thousands):

	COMPCARE AND CORE FOR THE PERIOD JANUARY 1, 2009 TO MARCH 31, 2009	(PREDECESSOR) COMPCARE FOR THE PERIOD JANUARY 1, 2008 TO MARCH 31, 2008
Operating revenues:
At-risk	$2,677	$9,087
Administrative services only (ASO)	547	236
Pharmacy	177	10
Other revenues	4	—

Total revenues	3,405	9,333

Costs of services and sales:
Claims expense	1,589	8,150
Other healthcare operating expenses	1,030	1,589
Pharmacy expenses	204	—
Other costs of services and sales	1	—

Total costs of services and sales	2,824	9,739

Gross margin	581	(406)
Other Expenses:
General and administrative expenses	1,136	913
Recovery of doubtful accounts	(2)	—
Depreciation and amortization	148	40

Total operating expenses	1,282	953
Merger transaction costs	589	—
Equity based expenses	4,361	35

Total expenses	6,232	988

Operating loss before pre-acquisition loss	$(5,651)	$(1,394)

Operating revenues from at-risk contracts decreased 70.5%, or $6.4 million, to $2.7 million for the three months ended March 31, 2009 compared to $9.1 million for the three months ended March 31, 2008. The decrease is primarily attributable to the expiration of two major customer contracts accounting for $6.1 million of business. Revenue associated with ASO contracts increased 131.8%, or approximately $311,000, to $547,000 for the three months ended March 31, 2009, compared to $236,000 for the three months ended March 31, 2008, due primarily to the addition of a new ASO contract. Pharmacy revenue increased from $10,000 for the three months ended March 31, 2008 to $177,000 for the three months ended March 31, 2009 due to CBC’s new Puerto Rico contract that combines behavioral pharmaceutical management services with traditional behavioral managed care.

Claims expense on at-risk contracts decreased approximately $6.6 million or 80.5% for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, due to the aforementioned expiration of two customer contracts. The decrease in claims expense as a percentage of at-risk revenues from

89.7% for the three months ended March 31, 2008 to 59.4% for the three months ended March 31, 2009 is attributable to the high medical loss ratios experienced from serving the members of these expired contracts. Other healthcare operating expenses, attributable to servicing both at-risk contracts and ASO contracts, decreased 35.2%, or approximately $559,000 due primarily to the reduction in the number of employees during the current quarter and the use of outside medical directors for patient reviews and case management. Pharmacy expense of $204,000 represents the cost of behavioral prescription drugs attributable to CBC’s new Puerto Rico contract. Overall, gross margin increased by $987,000 from a negative $406,000 for the three months ended March 31, 2008 to $581,000 for the three months ended March 31, 2009 due to the expiration of contracts with high utilization of behavioral services.

General and administrative expenses increased by 24.4%, or approximately $223,000 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase is due to expenditures for increased sales and marketing efforts for Core and CompCare.

During the quarter ended March 31, 2009, there were $589,000 of merger related costs, consisting mainly of financial advisory fees and legal fees. Equity based expenses of $4.4 million is comprised of $4.2 million of expense recognized upon the issuance of the warrants to purchase Series D Convertible Preferred stock, $125,000 of expense related to the issuance of common stock to an employee pursuant to an employment agreement, and $91,000 of expense due to the early vesting of stock options as a result of the change in control.

SEASONALITY OF BUSINESS

Historically, we have experienced increased member utilization during the months of March, April and May, and consistently low utilization by members during the months of June, July, and August. Such variations in member utilization impact our costs of care during these months, generally having a negative impact on our gross margins and operating profits during the months of March through May and a positive impact on our gross margins and operating profits during the June through August.

CONCENTRATION OF RISK

For the three months ended March 31, 2009, approximately 50%% of our operating revenue was concentrated in contracts with two health plans to provide behavioral healthcare services under Medicare and Medicaid plans. In addition, 65.0% of our operating revenue was attributable to health plan clients servicing Medicaid members in the state of Michigan. The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would negatively affect our financial condition.

We regularly maintain cash balances at our bank that exceed amounts covered by FDIC insurance. Should our bank cease operations, it would cause a significant disruption to our cash flow. We have recently opened new bank accounts at other banking institutions and have begun to spread our cash reserves in order to minimize any potential impact of a bank failure.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2009, net cash and cash equivalents increased by $508,000. Net cash used in continuing operations totaled $1.2 million. Cash used in investing activities is comprised of $978,000 for the acquisition of CompCare by Core (purchase price of $1,500,000 less cash on hand at CompCare at time of acquisition of $522,000) and $6,000 in additions to property and equipment. This was offset by $4,000 in proceeds from payments received on notes receivable. Cash provided by financing activities consists primarily of $2.7 million in net proceeds from the issuance of common stock, offset by the repayment of debt of $14,000.

At March 31, 2009, cash and cash equivalents were approximately $1.0 million. Although we had a working capital deficit of $5.4 million at March 31, 2009, we expect positive net cash flow from our existing contracts, as well as the addition of new contracts and, as a result, management believes we will have sufficient cash reserves to sustain current operations over the next 12 months.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $4.6 million claims payable amount reported as of March 31, 2009.

In January 2009, the Company underwent a merger with Core, which had previously purchased a 49% interest in the Company to increase the Company’s pipeline for selling opportunities and create additional distribution channels for product offerings from which additional positive cash flow is expected. In February and March 2009, the Company raised additional capital of $1.7 million for working capital purposes and the payment of accrued claims payable. Together with new managed behavioral health care business in Michigan and Puerto Rico, management believes the Company will generate sufficient working capital to sustain current operations during the next twelve months. Although management believes that the Company’s current cash position and anticipated revenue in 2009 will be sufficient to meet its current levels of operations, additional cash resources may be required should the Company wish to accelerate sales or complete one or more acquisitions. Additional cash resources may be needed if the Company does not meet its sales targets, exceeds its projected operating costs or if unanticipated expenses arise or are incurred. The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution and has not made any other arrangements to obtain additional financing. We can provide no assurance that we will not require additional financing. Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments to develop the amounts reflected and disclosed in the consolidated financial statements, most notably our estimate for claims incurred but not yet reported (“IBNR”). On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates as a result of actual claims differing from our assumptions or conditions.

We believe our accounting policies specific to revenue recognition, accrued claims payable, premium deficiencies, goodwill, and equity based expense involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 1 – “Description of the Company’s Business and Basis of Presentation” to the unaudited, consolidated financial statements).

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

We may experience adjustments to our revenues to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized. Subsequent adjustments to our revenue have not been material to date.

ACCRUED CLAIMS PAYABLE AND CLAIMS EXPENSE

Claims expense includes amounts paid to hospitals, physician groups and other managed care organizations under at-risk contracts. Healthcare expenses include items such as information systems, case management and quality assurance, attributable to both at-risk and ASO contracts.

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

At March 31, 2009, the range of accrued claims payable was between $4.5 million and $4.7 million. Based on the information available, we determined our best estimate of the accrued claims liability to be $4.6 million. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each quarter-end.

Accrued claims payable at March 31, 2009 is comprised of approximately $1.7 million of submitted and approved claims, which had not yet been paid, and $2.9 million for IBNR claims.

Many aspects of our managed care business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment. Actual claims incurred could differ from the estimated claims payable amount presented. The following are factors that would have an impact on our future operations and financial condition:

•	Changes in utilization patterns

•	Changes in healthcare costs

•	Changes in claims submission timeframes by providers

•	Success in renegotiating contracts with healthcare providers

•	Occurrence of catastrophes

•	Changes in benefit plan design

•	The impact of present or future state and federal regulations

A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at March 31, 2009, could increase our claims expense by approximately $36,000 and reduce our net results per share by $0.002 per share as illustrated in the table below:

Change in Healthcare Costs:

(Decrease) Increase	(Decrease) Increase In Claims Expense
(5%)	$(35,000)
5%	$36,000

PREMIUM DEFICIENCIES

We accrue losses under our contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and our estimate of future cost increases.

At any time prior to the end of a contract or contract renewal, if a contract is not meeting its financial goals, we generally have the ability to cancel the contract with 60 to 90 days written notice. Prior to cancellation, we will submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended March 31, 2009, we did not identify any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.

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

UNALLOCATED ASSETS

Unallocated assets on our balance sheet as of March 31, 2009 represents the excess of the implied purchase price of CompCare over the net tangible assets acquired, less estimated amortization recorded during the quarter ended March 31, 2009. We are in the process of obtaining fair market values for CompCare’s identifiable intangible assets, such as its customer contracts, NCQA accreditation and provider network. Upon completion of our valuation analysis, we will record the identifiable intangible assets at the appropriate amounts and assign the remaining excess, if any, to goodwill. An estimate for amortization has been made based on estimated values for intangible assets.

EQUITY BASED EXPENSE

We have adopted SFAS 123R and elected to apply the modified-prospective method to measure expenses for stock options and warrants at fair value on the grant date and recognize these expenses on a straight-line basis over the service period for those options and warrants expected to vest. We use the Black-Scholes option pricing model, which requires certain variables for input to calculate the fair value of a stock award on the grant date. These variables include the expected volatility of our stock price, award exercise behaviors, the risk free interest rate and expected dividends. We use significant judgment in estimating expected volatility of the stock, exercise behavior and forfeiture rates.

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

LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Aside from the litigation described in Part II, Item 1, “Legal Proceedings,” as of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While we currently have market risk sensitive instruments, we have no significant exposure to changing interest rates, as the interest rate on our long-term debt is fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes and our investments are generally limited to cash deposits.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report that have affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS No. 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Except as described below, as of March 31, 2009, there were no material contingencies requiring accrual or disclosure.

On April 16, 2009 we were served with a complaint entitled “MDwise, Inc. vs Comprehensive Behavioral Care, Inc.” filed in Marion County Superior Court in Indiana by our former major Indiana client seeking unspecified damages and a declaratory judgment requiring the Company to pay outstanding provider claims that are allegedly the Company’s responsibility under the expired contract with our former client. On May 8, 2009 the Company filed a motion to move the case to federal court. At the time of filing this report on Form 10-Q, the Company was preparing a counterclaim and intends to vigorously defend the claims alleged by MDwise.

In the opinion of management, the Company has reserves that are adequate to cover this litigation. Management believes that the resolution of this matter will not have a material adverse effect on the Company’s financial condition or results of operations; however there can be no assurance that we will not sustain material liability as a result of this claim.

ITEM 1A.	RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the month of February 2009, we completed the following sales of our common stock, $0.01 par value, in private placements not involving a public offering:

•	On February 6, 2009, we sold 142,857 shares of our common stock, for gross proceeds of $50,000 to one accredited investor. The net proceeds to the Company from this sale were $45,000.

•

On February 24, 2009, we completed the sale of 6,000,000 shares of our common stock for gross proceeds of $1,500,000 and net proceeds of $1,400,000, for which a Current Report on Form 8-K was filed with the SEC on March 3, 2009.

•

On February 26, 2009, we completed the sale of 400,000 shares of our common stock for gross and net proceeds of $100,000, for which a Current Report on Form 8-K was filed with the SEC on March 3, 2009.

Based on certain representations and warranties of the purchasers in their respective Subscription Agreements, we relied on Section 4(2) of the Securities Act for an exemption from the registration requirements of the Securities Act. The shares purchased have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from registration requirements. We intend to use the net proceeds for product and sales expansion and working capital purposes.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 14, 2009, the holders of 58.2% of our outstanding voting capital stock, voting together as a single class on an as-converted basis and the holders of all outstanding shares of CompCare’s Series A Convertible Preferred Stock, par value $50.00 per share, voting as a separate class, took action by written consent, dated January 14, 2009, in lieu of a special meeting of the stockholders, to ratify and approve amendments to our Restated Certificate of Incorporation to:

•	increase the number of authorized shares of the Company’s common stock, $0.01 par value per share, from 30,000,000 shares to 100,000,000 shares, and to

•	increase the number of authorized shares of the Company’s preferred stock, $50.00 par value per share, from 60,000 shares to 1,000,000 shares.

All stockholders will be notified of the proposed amendment by an information statement on Schedule 14C expected to be mailed in May.

ITEM 5.	OTHER INFORMATION

CURRENT REPORT ON FORM 8-K, ITEM 3.02—UNREGISTERED SALES OF EQUITY SECURITIES

On May 13, 2009, the Company issued a stock purchase warrant to purchase up to 100 shares of the Company’s Series D Preferred Stock, par value $50.00 per share, to each of Mr. Clark Marcus and Dr. Jerry Katzman as an equity incentive to align the interests of the each newly appointed officer of the Company with those of the Company’s stockholders.

Each warrant to purchase shares of Series D Preferred Stock may be exercised at any time between its issuance and May 13, 2012, but not before the Company has effected an increase in its authorized capital, at an exercise price of $25,000 per share of Series D Preferred Stock, provided that neither warrant will be exercisable until the Restated Certificate has been filed with the Secretary of State of the State of Delaware. If after September 30, 2009, the Market Value of a share of Series D Preferred Stock exceeds the exercise price for a share of Series D Preferred Stock, then the holder may exercise the warrant by a cashless exercise and receive the number of shares of Series D Preferred Stock representing the net value of the warrant. The Market Value of a share of Series D Preferred Stock is equal to the product of (a) the per share market price of the Company’s common stock multiplied by (b) the number of shares of the Company’s common stock into which a share of Series D Preferred Stock is then convertible.

The number of shares of Series D Preferred Stock for which a warrant is exercisable is subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting the Series D Preferred Stock. In the event of a Change of Control (as defined in the warrants) of the Company, the holder has the right to require the Company to redeem the warrant in exchange for an amount equal to the value of the warrant determined using the Black Scholes Option Pricing Model.

The foregoing description of the terms and conditions of the warrants is not purported to be complete and is qualified in its entirety by the form of warrant, which is filed as Exhibit 10.26 hereto and is incorporated by reference herein in its entirety.

In issuing the warrants, the Company is relying on an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), which exemption the Company believes is available because the securities were not offered pursuant to a general solicitation and the status of the purchasers of the shares as “accredited investors” as defined in Regulation D promulgated under the Act. This report is neither an offer to purchase, nor a solicitation of an offer to sell, securities. Neither the warrants nor the shares of Series of Series D Preferred Stock issuable upon their exercise have not been registered under the Securities Act and may not be offered in the United States absent registration or an applicable exemption from registration requirements.

CURRENT REPORT OF FORM 8-K, ITEM 5.02—DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

On May 11, 2009, Clark Marcus, age 67, was appointed as the Company’s Co-Chief Executive Officer, a Director and as Chairman of the Board. Mr. Marcus will report to the Board of Directors. Mr. Marcus brings over 35 years of building public and private companies and strong relationships with business leaders and political associates. From 1993 to 2008, Mr. Marcus was one of the founders, CEO and Chairman of the Board of The Amacore Group, Inc., a premier healthcare distribution company whose sales grew from zero to over $30 million. In the late 1980’s, Mr. Marcus founded and initially funded Dimensional Vision Group Limited (DVG) and Fountain Pharmaceuticals, Inc., resulting in both companies engaging in a public offering within their first year. In the 1970’s and early 1980’s, Mr. Marcus was the driving force in the successful growth of a number of various private ventures. He was also a senior partner of the New York law firms of Victor & Marcus and Marcus & Marcus.

The material terms of his employment agreement include a term of three years and a base salary of $700,000 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the metropolitan area of Mr. Marcus’ place of residence. In addition, Mr. Marcus will receive a sign on bonus of $80,000. This compensation may, at the election of the Company, be accrued, in whole or in part, until such time as the Company receives financing and/or generates sufficient revenues with which to pay Mr. Marcus his stated compensation, after the payment by the Company of its operating expenses, but no longer than the end of each tax year. In addition, Mr. Marcus will be entitled to a special bonus in the amount equal to one percent of the Company’s pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1,000,000. In the event Mr. Marcus employment is terminated without cause twelve months from a change in control, the Company shall pay to Mr. Marcus a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Marcus through five full years of compensation from the date of termination. A copy of Mr. Marcus’ employment agreement is filed as Exhibit 10.24 hereto and is incorporated by reference herein in its entirety.

On May 11, 2009, Dr. Jerry Katzman, age 56, was appointed as the Company’s Executive Vice President of Strategic Development and as a Director. Dr. Katzman will report to our Chairman and Co-Chief Executive Officer Clark Marcus. Dr. Katzman is a practicing ophthalmologist and from 1997 to August 2008 was the Chief Medical Officer of The Amacore Group, Inc., a premier healthcare distribution company. Dr. Katzman also served on the Board of Directors of Amacore until August 2008. Dr. Katzman is currently a member of the Physicians Advisory Council for the state of Florida. Dr. Katzman earned an MD degree from Unversidad de Guadalajara in Jalisco, Mexico and a BS in Biomedical Engineering from Boston University.

The material terms of his employment agreement include a term of three years and a base salary of $390,000 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the metropolitan area of Dr. Katzman’s place of residence. In addition, Dr. Katzman will receive a sign on bonus of $70,000. This compensation may, at the election of the Company, be accrued, in whole or in part, until such time as the Company receives financing and/or generates sufficient revenues with which to pay Dr. Katzman his stated compensation, after the payment by the Company of its operating expenses, but no longer than the end of each tax year. In addition, Dr. Katzman will be entitled to a special bonus in the amount equal to one percent of the Company’s pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1,000,000. In the event Dr. Katzman’s employment is terminated without cause twelve months from a change in control, the Company shall pay to Dr. Katzman a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Dr. Katzman through five full years of compensation from the date of termination. A copy of Dr. Katzman’s employment agreement is filed as Exhibit 10.25 hereto and is incorporated by reference herein in its entirety.

On May 13, 2009, the Company’s Board of Directors approved the issuance of the warrants to purchase shares of Series D Preferred Stock to the following executive officers of the Company as set forth below:

Clark Marcus, Co-Chief Executive Officer	100 shares of Series D Preferred Stock
Dr. Jerry Katzman, Executive Vice President of Strategic Development	100 shares of Series D Preferred Stock

The Information set forth under Item 3.02 of set forth above is hereby incorporated by reference into this Item 5.02.

CURRENT REPORT OF FORM 8-K, ITEM 5.03—AMENDMENTS TO ARTICLES OF INCORPORATION OR BYLAWS; CHANGE IN FISCAL YEAR

On May 11, 2009, our Board of Directors adopted an amendment to Section 3.02 of the Company’s Amended and Restated Bylaws to revise the number of directors of the Company from seven to nine. The amendment is effective May 11, 2009.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.8	Bylaw Amendment, effective May 11, 2009

10.24	Employment Agreement dated May 11, 2009 between the Company and Clark A. Marcus

10.25	Employment Agreement dated May 11, 2009 between the Company and Dr. Jerry Katzman

10.26	Form of Warrant to Purchase Series D Preferred Stock

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION
May 15, 2009

	By	/s/ JOHN M. HILL
John M. Hill
President and Co-Chief Executive Officer
(Principal Executive Officer)

	By	/s/ CLARK A. MARCUS
Clark A. Marcus
Co-Chief Executive Officer
(Principal Executive Officer)

	By	/s/ GIUSEPPE CRISAFI
Giuseppe Crisafi
Chief Financial Officer
(Principal Financial Officer)