Form 10-Q
period 2009-06-30
COMPREHENSIVE CARE CORP
filed 2009-08-14
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 11, 2009, there were 39,739,089 shares of registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PAGE
PART I – FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2009 (unaudited), December 31, 2008 and December 31, 2008 (Predecessor)	3

Consolidated Statements of Operations for the: three months ended June 30, 2009 (unaudited) and 2008 (Predecessor) (unaudited), six months ended June 30, 2009 (unaudited) and 2008 (Predecessor) (unaudited), and twenty days ended January 20, 2009 (Predecessor) (unaudited)	4

Consolidated Statements of Cash Flows for the: six months ended June 30, 2009 (unaudited), twenty days ended January 20, 2009 (Predecessor) (unaudited) and the six months ended June 30, 2008 (Predecessor) (unaudited)	5

Notes to Consolidated Financial Statements	6-19

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk	30

ITEM 4 — Controls and Procedures	30

PART II – OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS	30

ITEM 1A — RISK FACTORS	31

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 5 — OTHER INFORMATION	32

ITEM 6 — EXHIBITS	33

SIGNATURES	34

CERTIFICATIONS

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2009	December 31, 2008	(Predecessor) December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,285	$503	$1,136
Accounts receivable	77	—	1,581
Other current assets	599	—	336

Total current assets	3,961	503	3,053

Property and equipment, net	258	—	235
Intangible assets, net of accumulated amortization of $257	1,477	—	—
Goodwill	12,175	25	991
Other assets	280	—	326

Total assets	18,151	528	4,605

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	2,497	149	1,953
Accrued claims payable	4,025	—	6,791
Accrued pharmacy payable	97	—	—
Note obligations due within one year	4,244	—	—
Income taxes payable	150	—	19

Total current liabilities	11,013	149	8,763

Long-term liabilities:
Long-term debt	200	—	2,444
Other liabilities	2,563	—	2,589

Total long-term liabilities	2,763	—	5,033

Total liabilities	13,776	149	13,796

Stockholders’ equity:
Preferred stock, $50.00 par value; authorized shares: 974,260, none, and 4,340, respectively; none issued	—	—	—
Preferred stock, Series A, $50.00 par value; authorized shares: none, none, and 14,400 respectively; issued and outstanding: none, none, and 14,400, respectively	—	—	720
Preferred stock, Series C, $50.00 par value; authorized shares: 14,400, none and none, respectively; issued and outstanding: 14,400, none, and none, respectively	720	—	—
Preferred stock, Series D, $50.00 par value; authorized shares: 7,000, none and none, respectively; issued and outstanding: none	—	—	—
Common stock, $0.01 par value; authorized shares: 100,000,000, 30,000,000 and 30,000,000, respectively; issued and outstanding 39,639,089, 1,760,000, and 8,327,766 respectively	396	18	83
Common stock subscribed	—	4	—
Additional paid-in capital	14,313	1,516	57,919
Common stock subscriptions receivable	—	(1,000)	—
Accumulated deficit	(11,500)	(159)	(67,918)

Total stockholders’ equity (deficit)	3,929	379	(9,196)

Non-controlling interest	446	—	5

Total equity (deficit)	4,375	379	(9,191)

Total liabilities and equity	$18,151	$528	$4,605

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

		Predecessor		Predecessor	Predecessor
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	January 1 To January 20, 2009
Revenues:
Managed care revenues	$3,451	$9,582	$6,852	$18,915	$710
Other revenues	5	—	9	—	—

Total revenues	3,456	9,582	6,861	18,915	710

Costs of services and sales:
Cost of care	3,631	11,707	6,454	21,446	703
Other costs of services and sales	3	—	4	—	—

Total costs of services and sales	3,634	11,707	6,458	21,446	703

Gross margin	(178)	(2,125)	403	(2,531)	7

Expenses:
General and administrative expenses	1,634	1,470	2,770	2,384	142
Provision for (recovery of) doubtful accounts	6	—	4	—	(2)
Depreciation and amortization	163	40	311	80	5

Total operating expenses	1,803	1,510	3,085	2,464	145
Merger transaction costs	—	—	589	—	480
Equity based expenses	4,240	48	8,601	82	91

Total expenses	6,043	1,558	12,275	2,546	716

Operating loss	(6,221)	(3,683)	(11,872)	(5,077)	(709)

Other income (expense):
Interest income	1	6	1	18	—
Interest expense	(55)	(47)	(105)	(94)	(11)

Loss before income taxes	(6,275)	(3,724)	(11,976)	(5,153)	(720)
Income tax expense	127	3	131	6	1

Net loss before pre-acquisition loss	(6,402)	(3,727)	(12,107)	(5,159)	(721)
Add back pre-acquisition loss	—	—	721	—	—

Net loss after pre-acquisition adjustments	(6,402)	(3,727)	(11,386)	(5,159)	(721)
Add back: Net loss attributable to non-controlling interest	25	—	45	—	4

Net loss attributable to stockholders	$(6,377)	$(3,727)	$(11,341)	$(5,159)	$(717)

Basic and diluted loss per share	$(0.24)	$(0.48)	$(0.46)	$(0.66)	$(0.09)

Weighted average common shares outstanding:

Basic	26,303	7,828	24,644	7,778	8,328

Diluted	26,303	7,828	24,644	7,778	8,328

Dilutive common shares without respect to anti-dilutive effect	42,724	12,104	40,068	12,085	13,745

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

		(Predecessor)
	Six Months Ended June 30, 2009	January 1 To January 20, 2009	Six Months Ended June 30, 2008
Cash flows from operating activities:
Net loss	$(11,341)	$(717)	$(5,159)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306	5	80
Provision for doubtful accounts	4	—	—
Non-controlling interest	(45)	(4)	—
Equity based expenses	8,511	91	82

Changes in assets and liabilities:
Accounts receivable	535	965	(1,527)
Other current assets and other non-current assets	(205)	13	(358)
Accounts payable and accrued liabilities	242	141	280
Accrued claims payable	(1,612)	(1,154)	1,269
Reserve for loss contract	—	—	300
Accrued pharmacy payable	53	44	—
Income taxes payable	131	—	6
Other liabilities	(2)	3	—

Net cash used in operating activities	(3,423)	(613)	(5,027)

Cash flows from investing activities:
Cash paid for the acquisition of a business, net of cash acquired	(978)	—	—
Payment received on notes receivable	12	2	13
Additions to property and equipment, net	(56)	—	(34)

Net cash (used in) provided by investing activities	(1,022)	2	(21)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	4,770	—	32
Capital contribution from non-controlling interest	490	—	—
Net proceeds from the issuance of note obligations	2,000	—	—
Repayment of debt	(33)	(3)	(27)

Net cash provided by (used in) financing activities	7,227	(3)	5

Net increase (decrease) in cash and cash equivalents	2,782	(614)	(5,043)
Cash and cash equivalents at beginning of period	503	1,136	6,313

Cash and cash equivalents at end of period	$3,285	$522	$1,270

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	103	1	94

Non-cash operating, financing and investing activities:
Property acquired under capital leases	—	—	6

Conversion of Series B-1 to Series C Preferred Stock	720	—	—

Conversion of Series B-2 Preferred Stock to common stock	133	—	—

Common stock and warrants issued for outside services	310	—	—

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 1 – DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements for Comprehensive Care Corporation (referred to herein as the “Company,” “CompCare,” “we,” “us” or “our”) and its subsidiaries have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the consolidated financial statements and the notes thereto in our most recent annual report on Form 10-K for the year ended December 31, 2008.

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Comprehensive Behavioral Care, Inc. (“CBC”) and Core Corporate Consulting Group, Inc. (“Core”), each with their respective subsidiaries. Through CBC, we provide managed care services in the behavioral health and psychiatric fields. We manage the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. We also provide prior and concurrent authorization for physician-prescribed psychotropic medications for a major Medicaid health maintenance organization (“HMO”) in Michigan, and behavioral pharmaceutical management services for a health plan in Puerto Rico. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided primarily by unrelated vendors on a subcontract basis. Through Core, we market a variety of health related products, insurance, and discount plans to targeted markets such as the uninsured, the underinsured, and underserved ethnic groups.

On January 20, 2009, CompCare acquired Core, a privately held company, in exchange for CompCare common and convertible preferred stock. As a result of the merger, the former Core shareholders as a collective group obtained voting control of CompCare. Consequently, the transaction was accounted for as a reverse acquisition with Core designated as the accounting acquirer and CompCare as the predecessor. The combined entity elected to retain the Comprehensive Care Corporation name and status as a SEC registrant.

As a result of Core being treated as the accounting acquirer, the historical financial statements of the combined entity were restated to be those of Core. Therefore, the consolidated balance sheet as of December 31, 2008 presented herein includes only the accounts of Core at historical carrying amounts. In contrast, the unaudited, consolidated balance sheet as of June 30, 2009 is a combination of Core and CompCare accounts. The capital structure (common and preferred stock) of CompCare as the registrant was retained and the accumulated deficit of Core at the time of the merger was carried forward as the beginning retained deficit balance for the combined entity.

For comparative purposes, the predecessor company’s financial activity for the three and six months ended June 30, 2008 is provided in the consolidated statement of operations and consolidated statement of cash flows presented herein. To facilitate comparison, the pre-acquisition results for CompCare for the period January 1 to January 20, 2009 are shown in the consolidated statements of operations and consolidated statements of cash flows. Earnings per share for periods prior to the merger did not require restatement because CompCare common and convertible preferred stock (on an as-converted basis) were exchanged on a one-for-one basis for Core common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payors to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we review member eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. Such agreements accounted for 93.3%, or $5.7 million, and 97.0%, or $18.3 million, of revenue for the six months ended June 30, 2009 and 2008. The remaining balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Cost of Care Recognition

Cost of care is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported. See “Accrued Claims Payable” for a discussion of claims incurred but not yet reported. We contract with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive the service, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees. If all of these requirements are met, the claim is entered into our claims system for payment.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in purchase transactions. Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized but is periodically evaluated for impairment to carrying amount, with decreases in carrying amount recognized immediately. We review goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The tests for impairment of goodwill require us to make estimates about fair value, which are based on discounted projected future cash flows and the quoted market price of our common stock.

Accrued Claims Payable

The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (“IBNR”) to the Company. The accrued claims payable liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, as necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported. Although considerable variability is inherent in such estimates, management believes that the accrued claims payable liability is adequate.

Premium Deficiencies

We accrue losses under our contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a specific contract basis taking into consideration factors such as future contractual revenue, projected future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and our estimate of future cost increases.

At any time prior to the end of a contract or contract renewal, if a contract is not meeting our financial goals, we generally have the ability to cancel the contract with 60 to 90 days’ prior written notice. Prior to cancellation, we generally submit a request for a rate increase accompanied by supporting utilization data. Although our clients have been generally receptive to such requests in the past, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended June 30, 2009, our review did not identify any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. During the three months ended June 30, 2009, we had no assets or liabilities required to be measured at fair value on a recurring basis. Therefore, SFAS No. 157 did not impact our financial position or results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. We chose not to measure at fair value our eligible financial assets and liabilities existing at June 30, 2009. Consequently, SFAS No. 159 has had no impact on our consolidated financial statements.

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

Prior to being acquired by CompCare, Core had purchased in January 2009 a 48.85% ownership interest in CompCare from Hythiam, Inc. The purchase by Core of Hythiam, Inc.’s ownership interest resulted in a change in control of the Company. As a result, any losses incurred prior to January 20, 2009 are subject to a limitation, which approximates $361,000 per year. Any unused portion of such limitation can be carried forward to the following year. We may be subject to further limitation in the event that we issue or agree to issue substantial amounts of additional equity.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in their consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Our adoption of FIN 48 had no impact on our consolidated financial statements.

Stock Ownership Plans

We grant stock options to our employees and non-employee directors (“grantees”) allowing grantees to purchase our common stock pursuant to shareholder-approved stock option plans. We currently have two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to eligible employees and consultants. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. Vesting generally occurs after six months for one-half of the options and after 12 months for the remaining options. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of June 30, 2009, there were 375,000 options available for grant and 585,000 options were outstanding and exercisable under the 2002 Incentive Plan. Additionally, as of June 30, 2009, there were 181,500 options outstanding and exercisable under the 1995 Incentive Plan. There are no further options available for grant under the 1995 Incentive Plan.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Under our Non-employee Directors’ Stock Option Plan, we are authorized to issue 1,000,000 shares pursuant to non-qualified stock options to our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Director’s Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of the Company’s annual meeting. As of June 30, 2009, there were 676,668 shares available for option grants and 225,000 options outstanding under the directors’ plan, of which 125,000 options were exercisable.

A summary of our option activity for the three months ended June 30, 2009 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	992,500	$0.83	6.66 years
Granted	—	—
Exercised	(1,000)	$0.56
Forfeited or expired	—	—

Outstanding at June 30, 2009	991,500	$0.83	6.42 years

Exercisable at June 30, 2009	891,500	$0.86	6.07 years	—

The following table summarizes information about options granted, exercised, and vested for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options granted	—	110,000	150,000	295,000
Weighted-average grant-date fair value ($)	—	0.37	0.51	0.46

Options exercised	1,000	—	1,000	125,000
Total intrinsic value of exercised options ($)	287	—	287	50,080

Fair value of vested options ($)	—	7,376	139,270	54,743

We recognized approximately $91,000 of stock option expense due to the vesting of stock options as a result of the change in control of the Company resulting from the merger on January 20, 2009.

There were no options granted to employees and directors during the three months ended June 30, 2009. At June 30, 2009, unrecognized expense related to unvested stock options totals approximately $46,000, which we expect to recognize over 4.56 years.

The following table lists the assumptions utilized in applying the Black-Scholes valuation model to our stock options. We use historical data and management judgment to estimate the expected term of the option. Expected volatility is based on the historical volatility of our traded stock. We have not declared dividends in the past nor do we expect to do so in the near future and as such we assume no dividend yield. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant. We did not grant any stock options during the three months ended June 30, 2009.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Volatility factor of the expected market price of the Company’s common stock	—	130%	225%	125-130%
Expected life (in years) of the options	—	5	5-6	5-6
Risk-free interest rate	—	2.98%	1.54-1.60%	2.59-3.24%
Dividend yield	—	0%	0%	0%

Warrants - Employees and Non-employee Directors

We periodically issue warrants to purchase shares of our common and preferred stock for the services of employees and non-employee directors. During the six months ended June 30, 2009, we issued warrants to purchase up to 390 shares of the Company’s Series D Preferred Stock, par value $50.00 per share, to members of the Board of Directors and certain members of management as an equity incentive to further align the interests of the directors and members of management with those of the Company’s stockholders. We valued the warrants at their estimated fair market value using the Black-Sholes pricing model and recognized approximately $8.1 million of expense related to these warrants. Each warrant has a three year term and may be exercised at any time to purchase shares of Series D Preferred Stock at an exercise price of $25,000 per share. If after six months from the issuance date of a warrant the market value of a share of Series D Preferred Stock exceeds the exercise price for a share of Series D Preferred Stock, then the holder may exercise the warrant by a cashless exercise and receive the number of shares of Series D Preferred Stock representing the net value of the warrant and forfeiting the appropriate number of warrants. The market value of a share of Series D Preferred Stock is equal to the product of (a) the per share market price of the Company’s common stock multiplied by (b) the number of shares of the Company’s common stock into which a share of Series D Preferred Stock is then convertible.

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

Each holder of Series D Preferred Shares is entitled to notice of any stockholders’ meeting and to vote on any matters on which the Company’s common stock may be voted. Each Series D Preferred Share is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares of common stock. Unless otherwise required by applicable law, holders of Series D Preferred Shares will vote together with holders of common stock as a single class on all matters submitted to a vote of the Company’s stockholders.

Each share of Series D Preferred Stock acquired through exercise of a warrant is convertible into 100,000 shares of common stock at any time. For the presentation below, warrants to purchase Series D Preferred Stock are stated in common shares, as if the warrant was exercised and the resulting Series D Preferred Stock was converted. The exercise price of the warrant has been similarly adjusted to an as-converted common stock equivalent. A summary of our warrant activity for the three months ended June 30, 2009 is as follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	19,000,000	$0.25	3.00 years
Granted	20,000,000	0.25
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2009	39,000,000	$0.25	2.81 years

Exercisable at June 30, 2009	39,000,000	$0.25	2.81 years	—

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The following table summarizes information about warrants granted, exercised and vested for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Warrants granted	20,000,000	—	39,000,000	—
Weighted-average grant-date fair value ($)	0.20	—	0.21	—

Warrants exercised	—	—	—	—
Total intrinsic value of exercised warrants ($)	—	—	—	—

Fair value of vested warrants ($)	3,928,000	—	8,071,900	—

We use historical data and management judgment to estimate the expected term of the warrant. Expected volatility is based on the historical volatility of our traded stock. We have not declared dividends in the past nor do we expect to do so in the near future and as such we assume no dividend yield. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the warrant at the time of grant. We adjusted our quoted stock price in the valuation to appropriately reflect trading restrictions on the warrant’s underlying asset. Valuation using the Black-Scholes pricing model was based on the following information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Volatility factor of the expected market price of the Company’s common stock	142%	—	142-175%	—
Expected life (in years) of the warrants	3	—	3	—
Risk-free interest rate	1.31%	—	1.15-1.31%	—
Dividend yield	0%	—	0%	—

We recognized approximately $3.1 million of tax benefits attributable to equity-based expense recorded for warrants during the period from January 21st to June 30, 2009. This benefit was fully offset by a valuation allowance of the same amount due to the uncertainty of future realization.

Warrants - Non-employees

We periodically issue warrants to purchase common stock in exchange for the services of consultants. In accordance with SFAS 123(R), the transaction is measured at the fair value of the goods and services received or the fair value of the warrants issued, whichever is more reliably measurable. We estimate the fair value of warrants issued using the Black-Scholes pricing model.

For warrants that are fully vested and non-forfeitable at the date of issuance, the estimated fair value is recorded in additional paid-in capital and expensed when the services are performed and benefit is received as prescribed by FASB Emerging Issues Task Force (“EITF”) No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods or Services. For unvested warrants of which fair value is more reliably measurable than the fair value of the goods and services received, we expense the change in fair value during each reporting period using the graded vesting method.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

A summary of the activity of our warrants issued to non-employees for the three months ended June 30, 2009 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at March 31, 2009	306,000	$1.25
Granted	1,800,000	$0.25
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2009	2,106,000	$0.40

For vested warrants issued as compensation to non-employees for their services during the three and six months ended June 30, 2009, valuation was based on the following information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Volatility factor of the expected market price of the Company’s common stock	1.56-160%	—	1.56-160%	—
Expected life (in years) of the warrants	3	—	3	—
Risk-free interest rate	1.21-2.00%	—	1.21-2.00%	—
Dividend yield	0%	—	0%	—

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

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Numerator:
Net loss	$(6,377)	$(3,727)	$(11,341)	$(5,159)
Denominator:
Weighted average shares – basic	26,303	7,828	24,644	7,778
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average shares – diluted	26,303	7,828	24,644	7,778

Loss per share – basic and diluted	$(0.24)	$(0.48)	$(0.46)	$(0.66)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Capitalization Table

As of June 30, 2009

Common Stock (Authorized 100 million shares)	Issued	Reserved	Total

Common Stock issued and outstanding	39,639,089	—	39,639,089
Reserved for convertible debentures(a)		38,412	38,412
Reserved for convertible promissory notes(b)		6,514,285	6,514,285
Reserved for outstanding stock options(c)		991,500	991,500
Reserved for outstanding warrants(d)		2,106,000	2,106,000
Reserved for Series C Convertible Preferred Stock(e)		4,554,379	4,554,379
Reserved for Series D Convertible Preferred Stock(f)		39,000,000	39,000,000
Reserved for future issuance under stock option plans		1,051,668	1,051,668

Total shares issued or reserved for issuance	39,639,089	54,256,244	93,895,333

Preferred Stock (Authorized 1 million shares)	Issued	Reserved	Total
Series B-1 Convertible Preferred Stock(g)	—	—	—
Series B-2 Convertible Preferred Stock(h)	—	—	—
Series C Convertible Preferred Stock(i)	14,400		14,400
Reserved for warrants for Series D Convertible Preferred Stock(j)	—	390	390

Total Preferred Stock issued or reserved for issuance	14,400	390	14,790

(a)	The debentures are convertible into 38,412 shares of common stock at a conversion price of $58.42 per share.
(b)	A promissory note issued in September 2008 in the amount of $200,000 is convertible into 800,000 shares of common stock at a conversion price of $0.25 per common share. A promissory note issued in June 2009 in the amount of $2,000,000 is convertible into 5,714,285 shares at a conversion price of $0.35. See Note 7 “Note obligations due within one year.”
(c)	Options to purchase common stock of the Company have been issued to employees and non-employee Board of Director members with exercise prices ranging from $0.25 to $2.16, with an average price of $0.83.
(d)	Warrants to purchase common stock of the Company have been issued to certain individuals or companies in exchange for consulting, financial advisory, or investment banking services. All such warrants were issued in lieu of cash compensation.
(e)	The Series C Convertible Preferred Stock is convertible directly into 4,554,379 common shares. This class controls five out of the nine Board seats.
(f)	Once issued, shares of Series D Convertible Preferred Stock are convertible into shares of common stock at any time.
(g)	The Series B-1 Convertible Preferred Stock was converted into 14,400 shares of Series C Convertible Preferred Stock in June 2009 in accordance with automatic conversion provisions contained in the Series B-1 Convertible Preferred Stock Certificate of Designation.
(h)	The Series B-2 Convertible Preferred Stock was converted into 7,246,871 common shares in June 2009 in accordance with automatic conversion provisions contained in the Series B-2 Convertible Preferred Stock Certificate of Designation.
(i)	The Series C Convertible Preferred Stock was issued in June 2009 as a result of the conversion of the Series B-1 Convertible Preferred Stock.
(j)	During the six months ended June 30, 2009, Board of Director members and senior management were issued warrants to purchase an aggregate of 390 shares of Series D Preferred Stock, which convert into 39,000,000 shares of common stock at a strike price of $25,000 per share (equal to $0.25 per common share). Each Preference D share is entitled to 500,000 votes per share in a stockholder vote.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value.

For cash and cash equivalents, restricted cash, and the note receivable, our carrying amount approximates fair value. Our financial assets and liabilities other than cash are not traded in an open market and therefore require us to estimate their fair value. Pursuant to the disclosure requirements prescribed by FAS 107, we use a present value technique, which is a type of income approach, to measure the fair value of these financial instruments. The rate used for discounting expected cash flows is a risk-free rate adjusted for systematic and unsystematic risk.

The carrying amounts and fair values of our financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$3,285	3,285	503	503
Restricted cash	1	1	—	—
Note receivable	2	2	—	—
Liabilities
Promissory note	200	174	—	—
Callable promissory note	2,000	1,917	—	—
Debentures	2,244	2,095	—	—

NOTE 3 – LIQUIDITY

During the six months ended June 30, 2009, net cash and cash equivalents increased by $2.8 million. Net cash used in operations totaled $3.4 million, attributable primarily to the payment of claims on our expired Indiana, Pennsylvania and Maryland contracts which experienced high utilization of services during the contract terms. Cash used in investing activities is comprised primarily of $978,000 for the acquisition of CompCare by Core (purchase price of $1,500,000 less cash on hand at CompCare at time of acquisition of $522,000) and $56,000 in additions to property and equipment. This amount was partially offset by $12,000 in proceeds from payments received on notes receivable. Cash provided by financing activities consists primarily of $4.8 million in net proceeds from the issuance of common stock, $490,000 representing a capital contribution from the minority owner in our majority-owned, consolidated subsidiary, and $2.0 million from the issuance of debt. This amount was partially offset by the repayment of debt of $33,000. At June 30, 2009, cash and cash equivalents amounted to $3.3 million.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

On January 20, 2009, CompCare acquired Core, a privately held company, through a merger and in exchange for CompCare common and convertible preferred stock. As a result of the merger, the former Core shareholders as a collective group obtained voting control of CompCare. Consequently, the transaction was accounted for as a reverse acquisition with Core designated as the accounting acquirer and CompCare as the predecessor.

The assets acquired by Core included identifiable intangible assets, such as CompCare’s customer contracts, provider network, and its accreditation from the National Committee for Quality Assurance (“NCQA”). Identifiable intangible assets were valued using either an income or cost approach, while the other assets acquired and liabilities assumed were recorded at their carrying values, which approximated their fair values.

Customer contracts

We valued customer contracts with an income approach based on a discounted cash flow analysis utilizing management’s best estimates of inherent assumptions such as the discount rate and expected life of the contract.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Provider network

We used a cost approach that estimated the average cost to recruit a provider derived from historical external costs and multiplied by the number of providers existing at acquisition.

NCQA accreditation

Utilizing a cost approach, we estimated the value of CompCare’s NCQA accreditation as the sum of the fee charged by the NCQA plus the estimated internal and external costs of preparing for the review.

In January 2009, prior to acquiring CompCare, Core purchased a 48.85% interest in CompCare for $1,500,000, yielding an implied purchase price of $3,071,000 for the entire company. In accordance with SFAS 141(R), the implied purchase price of CompCare was first allocated to the fair value of CompCare’s assets and liabilities, including identifiable intangible assets. The excess of implied purchase price over the fair value of net assets acquired was assigned to goodwill. Goodwill related to this acquisition is not deductible for tax purposes and in accordance with SFAS 142, is not amortized, but instead is subject to periodic impairment tests. Identifiable intangible assets with definite useful lives are amortized on a straight-line basis over three years, which approximates their remaining lives. Deferred tax liabilities resulting from the difference between the assigned values and tax bases of identifiable intangible assets were not recorded due to net operating loss carryforwards.

The following table summarizes the allocation of implied purchase price to the assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

		January 20, 2009
Implied purchase price		$3,071
Less: recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	522
Trade accounts receivable	616
Other current assets	325
Intangible assets:
Customer contracts	800
NCQA accreditation	500
Provider networks	434
Property and equipment	230
Other non-current assets	322
Accounts payable and accrued liabilities	(2,156)
Accrued claims payable	(5,637)
Long-term debt	(2,444)
Other liabilities and non-controlling interest	(2,591)

Total identifiable net assets		(9,079)

Goodwill from acquisition of CompCare		$12,150

NOTE 5 – SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
At-risk contracts	$2,708	$9,257	$5,386	$18,345
Administrative services only contracts	549	317	1,096	553
Pharmacy contracts	194	8	370	17
Other	5	—	9	—

Sub total	$3,456	$9,582	$6,861	$18,915
Less: Pre-acquisition revenues	—	—	710	—

Total	$3,456	$9,582	$6,151	$18,915

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

At-risk revenues include contracts under which we assume the financial risk for the costs of member behavioral healthcare services in exchange for a fixed, per member per month fee. Under our administrative services only (“ASO”) contracts, we may manage behavioral healthcare programs or perform various managed care functions, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs. Under our Pharmacy contracts, we manage behavioral pharmaceutical services for the members of health plans on an at-risk or ASO basis. Other revenues represent commissions earned through the sale of durable goods.

NOTE 6 – MAJOR CUSTOMERS/CONTRACTS

(1) We currently furnish behavioral healthcare services to approximately 207,000 members of a health plan providing Medicaid and Medicare benefits. Services are provided on an at-risk and ASO basis. The contract accounted for 22.6% of our revenues for the six-month period ended June 30, 2009 and 8.4% of our revenues for the six months ended June 30, 2008. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Termination by either party may occur with 90 days written notice to the other party.

(2) We currently contract with an HMO to provide behavioral healthcare services to approximately 190,000 Medicaid and Medicare members on an at-risk and ASO basis. Our contract with the HMO accounted for 27.0% of our operating revenues for the six-months ended June 30, 2009 and 8.5% of our operating revenues for the six months ended June 30, 2008. The initial contract was for a one-year term and has been automatically renewed on an annual basis. Termination by either party may occur with 90 days written notice to the other party. The HMO has been a customer since June 2003.

In general, our contracts with our customers are for initial one-year terms and contain automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days’ prior written notice.

NOTE 7 – NOTE OBLIGATIONS DUE WITHIN ONE YEAR

Note obligations due within one year consists of the following: (amounts in thousands)

			Predecessor
	June 30, 2009	December 31, 2008	December 31, 2008
10% callable convertible promissory note due June 2010 (1)	$2,000	—	—
7 1/2% convertible subordinated debentures due April 2010, interest payable semi-annually in April and October (2)(3)	$2,244	—	—

Total note obligations due within one year	$4,244	—	—

(1)	In June 2009 we issued a callable convertible promissory note to an existing investor in the Company. The note bears interest at the rate of 10% per annum payable at maturity and has a term of one year. At maturity, the principal plus accrued interest will be mandatorily converted into the Company’s common stock at a conversion price of $0.35 per share. At any time prior to the maturity date of the note, the noteholder may elect to convert the outstanding balance of the note plus any accrued interest into shares of the Company’s common stock at $0.35 per share. Upon giving the Company 30 days notice, at any time after June 30, 2009 and until the maturity date, the noteholder may redeem all or part of the note and will be entitled to receive the outstanding balance plus accrued interest thereon calculated through the date of redemption.
(2)	At June 30, 2009, the debentures are due within one year and have been reclassified from long term debt to note obligations due within one year. The debentures are convertible into 38,412 shares of common stock at a conversion price of $58.42 per share.
(3)	The convertible subordinated debentures were presented as long term debt in the Predecessor’s balance sheet as of December 31, 2008.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 8 – COMMON STOCK

During the quarter ended June 30, 2009, the number of our common shares outstanding increased due to the following significant activity:

•	We completed three private placements of our common stock aggregating 8.3 million shares and generating a total of $2,075,000 in cash proceeds.

•

All of the Series B-2 Convertible Preferred Stock was converted into 7,246,871 common shares in accordance with automatic conversion provisions contained in the Series B-2 Convertible Preferred Stock Certificate of Designation.

•	In lieu of cash as payment for services, we issued 165,000 shares to consultants in exchange for providing financial advisory and investment banking services.

NOTE 9 – PREFERRED STOCK

During the quarter ended June 30, 2009, the following changes in our Preferred Stock issuances and balances occurred:

•

All 2,665 shares of our Series B-2 Convertible Preferred Stock were converted into common stock in accordance with automatic conversion provisions contained in the Series B-1 and Series B-2 Convertible Preferred Stock Certificate of Designation.

•

All 1,675 shares of our Series B-1 Convertible Preferred Stock were converted into 14,400 shares of Series C Convertible Preferred Stock in accordance with automatic conversion provisions contained in the Series B-1 and Series B-2 Convertible Preferred Stock Certificate of Designation. The Series C Convertible Preferred Stock will initially be convertible into Common Stock at the rate of approximately 316.28 shares of Common Stock for each share of Series C Convertible Preferred Stock, which conversion rate will be adjusted for certain dilutive issuances of Common Stock. The rights and preferences of the Series C Convertible Preferred Stock include, among other things, the following:

Liquidation Preferences. With respect to the distribution of assets upon liquidation, dissolution or winding-up, or the change of control of the Company, the Series C Convertible Preferred Stock will rank senior to all other designated series of the Company’s preferred stock. Upon any such liquidation, dissolution, winding-up or the change of control, each share of Series C Convertible Preferred Stock is entitled to receive a liquidation preference of $250.00 per share.

Dividends. Holders of Series C Convertible Preferred Stock (the “Series C Holders”) are entitled to receive a dividend when and if a dividend is declared by the Board of Directors of the Company with respect to our common stock in a per share amount equal to the dividend declared with respect to the Common Stock multiplied by the number of shares of common stock into which a share of Series C Convertible Preferred Stock is then converted.

Voting Rights. Except as required by law, the Series C Holders are entitled to notice of any stockholders’ meeting, to vote on any matters on which the common stock may be voted and to vote together with the Common Stock as a single class on all matters submitted to a vote of the Company’s stockholders. Each share of Series C Convertible Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which the share of Series C Convertible Preferred Stock is then convertible. In addition to the general voting rights, the Series C Holders, voting as a separate class will initially be entitled to elect five directors of the company. If, at any time after the issuance of the original issuance of the shares of Series C Convertible Preferred Stock the number of shares of then-outstanding Series C Convertible Preferred Stock falls below 50% of the number of shares originally issued, then the Series C Holders will be entitled to elect the number of directors of the Company set forth in the table below.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Percentage of Originally Issued Shares of Series C Convertible Preferred Stock Outstanding	Number of Directors the Series C Preferred Stock is Entitled to Elect as a Separate Class

At least 40% but less than 50%	Four directors
At least 30% but less than 40%	Three directors
At least 20% but less than 30%	Two directors
At least 10% but less than 20%	One directors
Less than 10%	Zero directors

So long as at least a majority of the shares of Series C Convertible Preferred Stock originally issued by the Company are outstanding, the Company will not, without the affirmative vote of the holders of at least 50% of the outstanding Series C Convertible Preferred Stock, take certain actions, including the following:

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

•	increase the size of the Board of Directors of the Corporation;

•	alter or change the rights of the Series C Convertible Preferred Stock or increase the authorized number of shares of Common Stock or Preferred; or

•	create or suffer to exist any new indebtedness in excess of $5,000,000.

We are authorized to issue 1,000,000 shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may determine prior to the issuance of any shares of such series. As of June 30, 2009, 14,400 shares were issued. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by the Board of Directors prior to the issuance of any such series.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

(1)	Related to our discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Our cost report filed for the fiscal year 1999, the final year we were required to file a cost report, remains open for review, in which case the intermediary may determine that additional amounts are due to or from Medicare. Management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.

(2)	A complaint entitled “MDwise, Inc. vs. Comprehensive Behavioral Care, Inc.” was filed against the Company in April 2009 in the Marion County Superior Court in Indiana by MDwise, Inc. (“MDwise”), our former Indiana client. The complaint seeks seeking unspecified damages and a declaratory judgment requiring the Company to pay outstanding provider claims that are allegedly the Company’s responsibility under the expired contract with the contract. On May 8, 2009, we successfully filed a motion to remove the case to federal court. We plan to file a counterclaim and intend to vigorously defend the claims alleged by MDwise. Until the actions are withdrawn or settled, we may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees or other fees, the amounts of which are not estimable. See Part II, Item 1, “Legal Proceedings” for a description of this matter.

NOTE 11 – RELATED PARTY TRANSACTIONS

In May 2009, we executed employment agreements with our new Chairman and Co-Chief Executive Officer, Clark Marcus, and our new Board of Director member and Executive Vice President of Strategic Development,

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Dr. Jerry Katzman. The agreements are for terms of three years and contain provisions that include salary deferral, signing bonuses, and incentive compensation, among other provisions. Each contract also stipulates payments due each employee upon termination due to a change in control. At June 30, 2009, approximately $71,000 of compensation payments have been deferred to Mr. Marcus and $26,000 to Dr. Katzman. For further information concerning these agreements, see Part II, Item 5 to our Form 10-Q for the quarterly period ended March 31, 2009 and filed May 15, 2009 with the SEC at www.sec.gov.

On July 19, 2009, the Company terminated the employment of Dr. Katzman. Any compensation deferral existing at that time was subsequently paid to Dr. Katzman along with any other accrued but unpaid benefits.

In connection with employment agreements executed with our President and Co-Chief Executive Officer and our new Chief Financial Officer during the quarter ended March 31, 2009, we have deferred compensation payments to these individuals of $35,000 and $63,000, respectively, as of June 30, 2009.

NOTE 12 – SEGMENT INFORMATION

Summary financial information for our two reportable segments and Corporate and other is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Managed Care
Revenues	$3,451	$9,582	$6,852	$18,915
Gross Margin	(180)	(2,125)	398	(2,531)
Income/(loss) before income taxes	(747)	(3,099)	(703)	(4,276)

Consumer Marketing
Revenues	5	—	9	—
Gross Margin	2	—	5	—
Income/(loss) before income taxes	(204)	—	(393)	—

Corporate and Other
Revenues	—	—	—	—
Gross Margin	—	—	—	—
Income/(loss) before income taxes	(5,324)	(625)	(10,880)	(877)

Consolidated Operations
Revenues	3,456	9,582	6,861	18,915
Gross Margin	(178)	(2,125)	403	(2,531)
Income/(loss) before income taxes	(6,275)	(3,724)	(11,976)	(5,153)

Pre-acquisition loss before income taxes	(720)	—	(720)	—

Income/(loss) before income taxes – post-acquisition	(6,275)	(3,724)	(11,256)	(5,153)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, statements concerning the projected successful integration of the operations of Core into CompCare’s business, the continuing success that Core is expected to have in marketing its products, the potential represented by ethnic markets and the overall performance of the healthcare market, our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, our ability to achieve expected results from new business, the profitability of our at-risk contracts, cost of care, seasonality, our ability to obtain additional financing, and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of CompCare appearing elsewhere herein.

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

CBC and its subsidiaries

Primarily through CBC and its subsidiaries, we provide managed care services in the behavioral health and psychiatric fields. Recent federal and state legislation provides a new focus for CBC in specialty behavioral health care areas such as Autism Spectrum Disorders (“ASD”) and Attention Deficit Disorder (“ADD”). Additionally, CBC provides analytic services for its health plan customers to integrate medical claims data and pharmacy data into actionable information so patient care can be coordinated cost effectively. We coordinate and manage the delivery of a continuum of psychiatric and substance abuse services and products to:

•	commercial members;

•	Medicare members;

•	Medicaid members; and

•	Children’s Health Insurance Program (“CHIP”) members;

on behalf of:

•	health plans;

•	government organizations;

•	third-party claims administrators;

•	commercial purchasers; and

•	other group purchasers of behavioral healthcare services.

Our customer base includes both private and governmental entities. We provide services primarily through a network of contracted providers that includes:

•	psychiatrists

•	psychologists

•	therapists

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

•	other licensed healthcare professionals

•	psychiatric hospitals

•	general medical facilities with psychiatric beds

•	residential treatment centers

•	other treatment facilities.

The services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), and inpatient and crisis intervention services. We do not directly provide treatment or own any provider of treatment services.

We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to our clients’ members. Our arrangements with our clients fall into two broad categories:

•	at-risk, capitation arrangements where our clients pay us a fixed fee per member in exchange for our assumption of the financial risk of providing services; and

•

fee-for-service and capitated administrative services only (“ASO”) arrangements where we may manage behavioral healthcare programs or perform various managed care services, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs.

Under capitation arrangements, the number of covered members as reported to us by our clients determines the amount of premiums we receive, which is independent of the cost of services rendered to members. The amount of premiums we receive for each member is fixed at the beginning of our contract term. These premiums may be subsequently adjusted up or down, generally at the commencement of each renewal period.

Over the past several years we have experienced a trend where our clients prefer to contract for services on an at-risk basis instead of on an ASO basis. However, during 2008, we placed more focus on our ASO contracts to obtain a better balance of risk and non-risk clients.

Our largest expense is the cost of the behavioral health services that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating expenses based on an increase in the number and frequency of our members seeking behavioral care services, our profitability depends on our ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums we receive under capitation arrangements. Providing services on a capitation basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to anticipate or control healthcare costs. Estimation of healthcare operating expense is our most significant critical accounting estimate. See “Management’s Discussion and Analyses of Financial Condition and Results of Operations — Critical Accounting Estimates.”

Core and its Subsidiary

Core provides consumer marketing services nationwide. Core was incorporated in Delaware on September 8, 2008. Core’s management and investors recognized a need in the insurance market for products of the U. S. population with underserved healthcare needs. While some sectors of the United States’ population are aware of and receive Medicaid and/or Medicare, that coverage in and of itself is generally insufficient to service the needs of the U. S. population identified above and may not be accessed by many individuals within that population due to a lack of knowledge.

In addition, Core’s management also believes that there is a lack of medical records for the underserved segments of the U. S. population, with most patients’ medical records being kept only at their physician’s or hospital’s offices. Simply put, in the event of emergency and/or sudden displacement of such individuals (such as occurs during catastrophic events such as hurricanes), the medical records of these individuals are very difficult to access, which may lead to misdiagnosis, mistreatment or other negative consequences.

Core was formed with the purpose of establishing distribution channels sufficient to reach the majority of those underserved populations described above. These channels can be established both privately and through government facilities. In addition, distribution methods can be economically provided such that the general financial impact on our society is minimized with the net result being that a substantially greater number of the members of our society can receive medical treatment at an affordable price.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

In November 2008, Core acquired Direct Ventures International, Inc. (“DVI”), a product sourcing and direct response marketing company. DVI brings expertise in the sourcing and distribution of various items, including durable medical equipment. As a result of the DVI acquisition, Core has contracted with various inbound and outbound telemarketing facilities having licensed, insurance telemarketers operating throughout the U.S. and abroad to market Core’s products. An inbound telemarketing company receives calls from potential customers to purchase products in response to a marketing program communicated through advertising efforts on the Internet, in print media, in television programming, radio broadcasts, etc. An outbound telemarketing facility will initiate calls to potential customers to introduce a company, product or service, but must comply with Do Not Call legislation in each state.

Core’s products include:

Core markets it products under the CoreSelect™ brand name.

Core Select™ products include:

• LifeGuide247™ -	This is a 24-hour service that provides guidance through life’s difficult situations, such as job stress, financial troubles, relationships, grievance and simple legal matters. Service is available online or by telephone.

• Emergency Vital Records -	This product provides access to members’ vital medical records to emergency responders in the case of an emergency. Paramedics and emergency room practitioners can now access a member’s medical record quickly and easily in cases where the member may not be able to provide key information at such a critical time. The product provides the 25 key questions patients need to provide an emergency room. We have immediate interest in this product.

• Home Warranty Program -	This is a home warranty program and is available in three different coverage levels. It provides repair and protection for home appliances, electrical, plumbing, lock repair, etc.

• Core Linked Agency -	This is a product that will allow an individual to become a licensed insurance agent. Our product is an “agent in a box” concept that guides you through the entire process of getting licensed to sell insurance products. After the person is successfully licensed we will provide them insurance and other products that they can sell. This via a joint venture with Hyperlink. The agents will simply identify the leads and direct them to a toll free number where the product can be purchased by phone. All of the sales will be completed by Hyperlink in their licensed call center environment. Additional products will be made available to these agents that do not require a license. These will initially include; LifeGuide247, Home Warranty’s, Identity theft packages, EVR and Pharmacy programs. Plus if the affiliate is not licensed to sell insurance, they can still sell insurance products and earn money as well.

• Vision/Dental -	These are inexpensive discount programs. They are low cost but an excellent annuity.

• Other Insurance Products -	Via our relationship with Hyperlink, we have access to a full suite of insurance products. These can be offered as enhancements to existing product promotions or sold as the primary offering.

• Pharmacy Discounts -	This is a prescription discount program. The program incorporates 2 tiers. Tier one is a free card that gives discounts on prescriptions. Tier two provides deeper discounted rates on name brand and generic prescriptions. Tier two has incorporates a monthly fee.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RECENT DEVELOPMENTS

On June 17, 2009, we completed the process required to amend our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 30,000,000 shares to 100,000,000 shares and to increase the number of authorized shares of our preferred stock from 60,000 shares to 1,000,000 shares.

In June 2009, we obtained additional debt financing in the amount of $2 million through the issuance of a callable convertible promissory note to an existing investor in the Company. The note bears interest at the rate of 10% per annum payable at maturity and has a term of one year. At maturity, the principal plus accrued interest will be mandatorily converted into shares of the Company’s common stock at a conversion price of $0.35 per share. At any time prior to the maturity date of the note, the noteholder may elect to convert the outstanding balance of the note plus any accrued interest into shares of the Company’s common stock at $0.35 per share. Upon giving the Company 30 days’ prior written notice, at any time after June 30, 2009 and until the maturity date, the noteholder may redeem all or part of the note and will be entitled to receive the outstanding balance plus accrued interest thereon calculated through the date of redemption.

RESULTS OF OPERATIONS

For the three months ended June 30, 2009, we reported an operating loss of $6.2 million and a net loss of $6.4 million, or $0.24 loss per share (basic and diluted).

The following table summarizes the Company’s operating results from continuing operations combining Core and CompCare’s operating results for the three months ended June 30, 2009 and CompCare only for the three months ended June 30, 2008, being the predecessor corporation (amounts in thousands):

	COMPCARE AND CORE FOR THE PERIOD APRIL 1, 2009 TO JUNE 30, 2009	(PREDECESSOR) COMPCARE FOR THE PERIOD APRIL 1, 2008 TO JUNE 30, 2008
Operating revenues:
At-risk	$2,708	$9,257
Administrative services only (ASO)	549	317
Pharmacy	194	8
Other revenues	5	—

Total revenues	3,456	9,582
Costs of services and sales:
Claims expense	2,271	9,750
Other healthcare operating expenses	1,135	1,957
Pharmacy expenses	225	—
Other costs of services and sales	3	—

Total costs of services and sales	3,634	11,707

Gross margin	(178)	(2,125)
Other Expenses:
General and administrative expenses	1,634	1,470
Bad debt expense	6	—
Depreciation and amortization	163	40

Total operating expenses	1,803	1,510
Equity based expenses	4,240	48

Total expenses	6,043	1,558

Operating loss before pre-acquisition loss	$(6,221)	$(3,683)

Operating revenues from at-risk contracts decreased 70.7%, or $6.5 million, to $2.7 million for the three months ended June 30, 2009 compared to $9.2 million for the three months ended June 30, 2008. The decrease is primarily attributable to the expiration of two major customer contracts accounting for $6.7 million of business.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Revenue associated with ASO contracts increased 73.2%, or approximately $232,000, to $549,000 for the three months ended June 30, 2009, compared to $317,000 for the three months ended June 30, 2008, due primarily to the addition of a new ASO contract in Michigan. Pharmacy revenue increased from $8,000 for the three months ended June 30, 2008 to $194,000 for the three months ended June 30, 2009, primarily due to CBC’s new Puerto Rico contract that combines psychotropic drug management services with traditional behavioral managed care.

Claims expense on at-risk contracts decreased approximately 76.7%, or $7.5 million, for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, due to the aforementioned expiration of two customer contracts. The decrease in claims expense as a percentage of at-risk revenues from 105.3% for the three months ended June 30, 2008 to 83.9% for the three months ended June 30, 2009 is attributable to the high medical loss ratios experienced from serving the members of these expired contracts. Other healthcare operating expenses, attributable to servicing both at-risk contracts and ASO contracts, decreased 42.0%, or approximately $822,000, due primarily to the elimination of costs associated with contracts that expired during 2008, such as salaries, external medical review fees, and reserves for contract losses. Pharmacy expense of $225,000 represents the cost of behavioral prescription drugs attributable to CBC’s new Puerto Rico contract. Overall, gross margin increased by $1.9 million from a negative $2.1 million for the three months ended June 30, 2008 to a negative $178,000 for the three months ended June 30, 2009 due to the expiration of contracts with high utilization of behavioral services.

General and administrative expenses increased by 11.2%, or approximately $164,000, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to costs related to increasing the size of the executive management team to accommodate expected growth prospects in the near future.

Equity based expenses of $4.2 million is comprised of $3.9 million of expense recognized upon the issuance of warrants to two of our executive officers, and $309,000 of expense related to the issuance of warrants to five outside consultants.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The following table summarizes the Company’s operating results from continuing operations combining Core and CompCare’s operating results for the six months ended June 30, 2009 and CompCare’s operating results only for the six months ended June 30, 2008, being the predecessor corporation (amounts in thousands):

	COMPCARE AND CORE FOR THE PERIOD JANUARY 1, 2009 TO JUNE 30, 2009	(PREDECESSOR) COMPCARE FOR THE PERIOD JANUARY 1, 2008 TO JUNE 30, 2008
Operating revenues:
At-risk	$5,386	$18,345
Administrative services only (ASO)	1,096	553
Pharmacy	370	17
Other revenues	9	—

Total revenues	6,861	18,915

Costs of services and sales:
Claims expense	3,860	17,900
Other healthcare operating expenses	2,166	3,546
Pharmacy expenses	428	—
Other costs of services and sales	4	—

Total costs of services and sales	6,458	21,446

Gross margin	403	(2,531)
Other Expenses:
General and administrative expenses	2,770	2,384
Bad debt expense	4	—
Depreciation and amortization	311	80

Total operating expenses	3,085	2,464
Merger transaction costs	589	—
Equity based expenses	8,601	82

Total expenses	12,275	2,546

Operating loss before pre-acquisition loss	$(11,872)	$(5,077)

Operating revenues from at-risk contracts decreased 70.6%, or $13.0 million, to $5.4 million for the six months ended June 30, 2009 compared to $18.4 million for the six months ended June 30, 2008. The decrease is primarily attributable to the expiration of two major customer contracts accounting for $13.3 million of business. Revenue associated with ASO contracts increased 98.2%, or approximately $543,000, to $1.1 million for the six months ended June 30, 2009, compared to $553,000 for the six months ended June 30, 2008, due primarily to the addition of a new ASO contract in Michigan. Pharmacy revenue increased from $17,000 for the six months ended June 30, 2008 to $370,000 for the six months ended June 30, 2009 due to CBC’s new Puerto Rico contract that combines behavioral pharmaceutical management services with traditional behavioral managed care.

Claims expense on at-risk contracts decreased approximately 78.4%, or $14.0 million, for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, due to the aforementioned expiration of two customer contracts. The decrease in claims expense as a percentage of at-risk revenues from 97.6% for the six months ended June 30, 2008 to 71.7% for the six months ended June 30, 2009 is attributable to the high medical loss ratios experienced from serving the members of these expired contracts. Other healthcare operating expenses, attributable to servicing both at-risk contracts and ASO contracts, decreased 38.9%, or approximately $1.4 million due primarily to the elimination of costs associated with contracts that expired during 2008, such as salaries, external medical review fees, and reserves for contract losses. Pharmacy expense of $428,000 represents the cost of behavioral prescription drugs attributable to CBC’s new Puerto Rico contract for the six months ended June 30, 2009. Overall, gross margin increased by $2.9 million from a negative $2.5 million for the six months ended June 30, 2008 to a positive $403,000 for the six months ended June 30, 2009 due to the expiration of contracts with high utilization of behavioral services.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

General and administrative expenses increased by 16.2%, or approximately $386,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to costs related to increasing the size of the executive management team to accommodate expected growth prospects in the near future.

During the six months ended June 30, 2009, there were $589,000 of merger related costs, consisting mainly of financial advisory fees and legal fees. Equity based expenses of $8.6 million is comprised of $8.1 million of expense recognized upon the issuance of the warrants to executive employees, $125,000 of expense related to the issuance of common stock to an employee pursuant to an employment agreement, $91,000 of expense due to the early vesting of stock options as a result of the change in control, and $309,000 of expense related to the issuance of warrants to five outside consultants.

SEASONALITY OF BUSINESS

Historically, we have experienced increased member utilization during the months of March, April and May, and consistently low utilization by members during the months of June, July, and August. Such variations in member utilization impact our costs of care during these months, generally having a negative impact on our gross margins and operating profits during the months of March through May and a positive impact on our gross margins and operating profits during the months of June through August.

CONCENTRATION OF RISK

For the six months ended June 30, 2009, approximately 55% of our operating revenue was concentrated in contracts with two health plans to provide behavioral healthcare services under Medicare and Medicaid plans. In addition, 70.6% of our operating revenue was attributable to health plan clients servicing Medicaid members in the state of Michigan. The term of each contract is for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would have a material negative impact.

We regularly maintain cash balances at our bank that exceed amounts covered by FDIC insurance. Should our bank cease operations, it would cause a significant disruption to our cash flow. We have recently opened new bank accounts at other banking institutions and have begun to spread our cash reserves in order to minimize any potential impact of a bank failure.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2009, net cash and cash equivalents increased by $2.8 million. Net cash used in operations totaled $3.4 million, attributable primarily to the payment of claims on our expired Indiana, Pennsylvania and Maryland contracts which experienced high utilization of services during the contract terms. Cash used in investing activities is comprised primarily of $978,000 for the acquisition of CompCare by Core (purchase price of $1,500,000 less cash on hand at CompCare at time of acquisition of $522,000) and $56,000 in additions to property and equipment. This was offset by $12,000 in proceeds from payments received on notes receivable. Cash provided by financing activities consists primarily of $4.8 million in net proceeds from the issuance of shares of common stock, $490,000 representing a capital contribution from the minority owner in our majority-owned, consolidated subsidiary, and $2.0 million from the issuance of debt. This is offset by the repayment of debt of $33,000.

At June 30, 2009, cash and cash equivalents were approximately $3.3 million. Although we had a working capital deficit of $7.1 million at June 30, 2009, we expect positive net cash flow from our existing contracts, as well as the addition of new contracts and, as a result, management believes we will have sufficient cash reserves to sustain current operations over the next 12 months.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $4.0 million claims payable amount reported as of June 30, 2009.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

In January 2009, the Company underwent a merger with Core, which had previously purchased a 49% interest in the Company to increase the Company’s pipeline for selling opportunities and to create additional distribution channels for product offerings from which additional positive cash flow is expected. During the six months ended June 30, 2009, the Company raised additional capital of $3.8 million for working capital purposes and the payment of accrued claims payable. Together with new managed behavioral health care business in Michigan and Puerto Rico, management believes the Company will generate sufficient working capital to sustain current operations during the next 12 months. Although management believes that the Company’s current cash position and anticipated revenue in 2009 will be sufficient to meet its current levels of operations, additional cash resources may be required should the Company wish to accelerate sales or complete one or more acquisitions. Additional cash resources may be needed if the Company does not meet its sales targets, cannot refinance its debt obligations, exceeds its projected operating costs or if unanticipated expenses arise or are incurred. The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution and has not made any other arrangements to obtain additional financing. We can provide no assurance that we will not require additional financing. Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material adverse effect on our business, financial condition and results of operations.

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

REVENUE RECOGNITION

We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs. Revenue under the vast majority of these agreements is earned and on a recognized monthly basis based on the number of covered members as reported to us by our clients regardless of whether services actually provided are lesser or greater than anticipated when we entered into such contracts (generally referred to as capitation arrangements). The information regarding the number of covered members is supplied by our clients and we review membership eligibility records and other reported information to verify its accuracy in calculating the amount of revenue to be recognized. Consequently, the vast majority of our revenue is determined by the monthly receipt of covered member information and the associated payment from our client, thereby removing uncertainty and precluding the need to make assumptions to estimate monthly revenue amounts.

We may experience adjustments to our revenues to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized. Subsequent adjustments to our revenue have not been material to date.

ACCRUED CLAIMS PAYABLE AND COST OF CARE

Cost of care includes amounts paid to hospitals, physician groups and other managed care organizations under at-risk contracts. It also includes items such as information systems, case management and quality assurance, and are attributable to both at-risk and ASO contracts.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

We recognize the cost of behavioral health services in the period in which an eligible member actually receives services and includes an estimate of IBNR. We contract with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of our employees. If all of these requirements are met, the claim is entered into our claims system for payment and the associated cost of behavioral health services is recognized. If the claim is denied, the service provider is notified and has appeal rights under its contract with us.

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

At June 30, 2009, the range of accrued claims payable was between $4.0 million and $4.2 million. Based on the information available, we determined our best estimate of the accrued claims liability to be $4.0 million. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each quarter-end.

Accrued claims payable at June 30, 2009 is comprised of approximately $1.9 million of submitted and approved claims, which had not yet been paid, and $2.1 million for IBNR claims.

Many aspects of our managed care business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment. Actual claims incurred could differ from the estimated claims payable amount presented. The following are factors that would have a material impact on our future operations and financial condition:

•	changes in utilization patterns;

•	changes in healthcare costs;

•	changes in claims submission timeframes by providers;

•	success in renegotiating contracts with healthcare providers;

•	occurrence of catastrophes;

•	changes in benefit plan design;

•	the impact of present or future state and federal regulations.

By way of example, a 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at June 30, 2009, could increase our claims expense by approximately $36,000 and reduce our net results per share by $0.001 per share as illustrated in the table below:

Change in Healthcare Costs:

(Decrease) Increase	(Decrease) Increase In Claims Expense

(5)%	$(37,000)
5%	$36,000

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PREMIUM DEFICIENCIES

We accrue losses under our contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a specific contract basis taking into consideration factors such as future contractual revenue, projected future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and our estimate of future cost increases.

At any time prior to the end of a contract or contract renewal, if a contract is not meeting our financial goals, we generally have the ability to cancel the contract with 60 to 90 days prior written notice. Prior to cancellation, we generally submit a request for a rate increase accompanied by supporting utilization data. Although our clients have been generally receptive to such requests in the past, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the six months ended June 30, 2009, we did not identify any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.

GOODWILL

We evaluate at least annually the amount of our recorded goodwill by performing impairment tests that compare the carrying amount to an estimated fair value. Management considers both the income and market approaches in the fair value determination. In estimating the fair value under the income approach, management makes its best assumptions regarding future cash flows and applies a discount rate to the cash flows to yield a present, fair value of equity. The market approach is based primarily by reference to transactions including the Company’s common stock and the quoted market prices of the Company’s common stock. However, actual results may differ significantly from management’s assumptions, resulting in a potentially adverse impact to our consolidated financial statements.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Expected Forfeiture Rate

We generally separate our option awards into two groups: employee and non-employee awards. The historical data of each group are analyzed independently to estimate the forfeiture rate of options at the time of grant. These estimates are revised in subsequent periods if actual forfeitures differ from estimated forfeitures.

LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the ordinary course of business. Aside from the litigation described in Part II, Item 1, “Legal Proceedings,” as of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Co-Chief Executive Officers along with the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, “Accounting for Contingencies,” and related pronouncements. In accordance with SFAS No. 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Except as described below, as of June 30, 2009, there were no material contingencies requiring accrual or disclosure.

A complaint entitled “MDwise, Inc. vs. Comprehensive Behavioral Care, Inc.” was filed against the Company in April 2009 in the Marion County Superior Court in Indiana by MDwise, Inc. (“MDwise”), our former

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Indiana client. The complaint seeks unspecified damages and a declaratory judgment requiring the Company to pay outstanding provider claims that are allegedly the Company’s responsibility under the expired contract with the client. On May 8, 2009, we successfully filed a motion to remove the case to federal court. We plan to file a counterclaim and intend to vigorously defend the claims alleged by MDwise. Until the actions are withdrawn or settled, we may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees or other fees, the amounts of which are not estimable.

Management believes the Company has reserves that are adequate to cover this litigation. Management also believes that the resolution of this matter will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance that we will not sustain material liability as a result of this claim.

ITEM 1A.	RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2009, we sold and issued shares of our common stock and issued warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

•	On April 7, 2009, we sold 100,000 shares of our common stock to one accredited investor for aggregate proceeds of $25,000.

•

On April 14, 2009, we issued a warrant to purchase 100,000 shares of our common stock to a consultant in exchange for sales and marketing services provided to the Company pursuant to a consulting agreement dated April 14, 2009. The warrant may be exercised at an exercise price of $0.25 per share to the extent vested according to the following terms:

•	20,000 shares vested at the issue date.

•

An additional 20,000 shares will vest upon each renewal of the consulting agreement, which agreement has an initial term of six months and renews automatically for additional six month periods unless terminated by either party upon 30 days prior written notice.

•

During the initial term or renewal term, any unvested shares will vest immediately if the consultant becomes an employee of the Company or achieves a sales target of $1,000,000 pursuant to the terms of the consulting agreement.

•

On May 13, 2009 we issued warrants to purchase an aggregate of up to 200 shares of the Company’s Series D Preferred Stock, par value $50.00 per share, to our Co-Chief Executive Officer and Executive Vice President of Strategic Development as an equity incentive to align the interests of each newly appointed officer of the Company with those of the Company’s stockholders. Each warrant to purchase shares of Series D Preferred Stock may be exercised at any time between its issuance and May 13, 2012 at an exercise price of $25,000 per share of Series D Preferred Stock. If after November 13, 2009, the Market Value of a share of Series D Preferred Stock exceeds the exercise price for a share of Series D Preferred Stock, then the holder may exercise the warrant by a cashless exercise and receive the number of shares of Series D Preferred Stock representing the net value of the warrant. The Market Value of a share of Series D Preferred Stock is equal to the product of (a) the per share market price of the Company’s common stock multiplied by (b) the number of shares of the Company’s common stock into which a share of Series D Preferred Stock is then convertible. Each Series D Preferred Share is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares of common stock.

•

On May 18, 2009, we issued a warrant to purchase 100,000 shares of our common stock to a consultant in exchange for sales and marketing services provided to the Company pursuant to a consulting agreement dated May 18, 2009. The warrant may be exercised at an exercise price of $0.25 per share to the extent vested according to the following terms:

•	50,000 shares vested at the issue date.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

•

The remaining 50,000 shares will vest upon renewal of the consulting agreement, which agreement has an initial term of six months and renews automatically for additional six month periods unless terminated by either party upon 30 days prior written notice.

•	During the initial term, any unvested shares will vest immediately if the consultant becomes an employee of the Company.

•	On May 19, 2009, we sold 200,000 shares of our common stock to one accredited investor for aggregate proceeds of $50,000.

•

On June 10, 2009, we issued warrants to purchase an aggregate of 1,600,000 shares of our common stock to three consultants in exchange for financial advisory, web architecture and systems integration services provided to the Company. Each warrant may be exercised at an exercise price of $0.25 per share to the extent vested, which vesting occurs immediately upon issuance of the warrant.

•

On June 18, 2009, we issued 8,000,000 shares of our common stock to one accredited investor for aggregate proceeds of $2,000,000 received May 27, 2009 pursuant to a subscription agreement dated May 21, 2009. We filed a Current Report on Form 8-K with the SEC in connection with this sale on May 28, 2009.

•

On June 24, 2009, in exchange for cash proceeds of $2,000,000, we issued a $2,000,000 callable convertible promissory note to an existing investor in the Company. The note bears interest at the rate of 10% per annum payable at maturity and has a term of one year. At maturity, the principal plus accrued interest will be mandatorily converted into the Company’s common stock at a conversion price of $0.35 per share. At any time prior to the maturity date of the note, the noteholder may elect to convert the outstanding balance of the note plus any accrued interest into shares of the Company’s common stock at $0.35 per share. Upon giving the Company 30 days notice, at any time after June 30, 2009 and until the maturity date, the noteholder may redeem all or part of the note and will be entitled to receive the outstanding balance plus accrued interest thereon calculated through the date of redemption. We filed a Current Report on Form 8-K with the SEC in connection with this issuance on June 30, 2009.

•

On June 25, 2009, we issued 165,000 shares of our common stock in exchange for financial advisory and investment banking services provided to the Company by two vendors who accepted the shares in lieu of cash compensation.

Based on certain representations and warranties of the purchasers in their respective Subscription Agreements, we relied on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for an exemption from the registration requirements of the Securities Act for the sales and issuances described above. These shares, and the shares underlying the warrants, have not been registered under the Securities Act and may not be sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. No underwriting discounts or commissions were given or paid in connection with the sales described above. We intend to use the net proceeds from the sales and issuances described above for product and sales expansion and for working capital purposes.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2009, the holders of 57.9% of our outstanding Series B-1 Convertible Preferred Stock, voting together as a single class, took action by written consent, dated May 11, 2009, to ratify and approve an amendment to our Bylaws to increase the number of Board of Director seats from seven to nine and to appoint four representatives to the Board. Such representatives were Arnold Finestone, Joshua Smith, Sharon Kay Ray and Arthur Yeap, each a current Board of Director member. Each of the aforementioned actions were permitted in accordance with the Company’s Certificate of Designation, Preferences and Rights of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock.

ITEM 5.	OTHER INFORMATION

The information included in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” is incorporated herein by reference.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Certificate of Withdrawal of Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock of the Company, dated March 31, 2009, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2009.

3.2	Certificate of Designation, Rights and Preferences of Series D Convertible Preferred Stock of the Company, dated March 31, 2009, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2009.

3.3	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2009.

3.4	Certificate of Designation, Rights and Preferences of Series C Convertible Preferred Stock, dated June 23, 2009, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2009.

4.1	Form of Warrant to Purchase Series D Preferred Stock issued by the Company on March 31, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2009.

4.2	Callable Convertible Promissory Note, dated June 24, 2009, issued by the Company to Howard Jenkins, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2009.

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

August 14, 2009

	By	/s/ JOHN M. HILL
John M. Hill
President and Co-Chief Executive Officer
(Principal Executive Officer)

	By	/s/ CLARK A. MARCUS
Clark A. Marcus
Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

	By	/s/ GIUSEPPE CRISAFI
Giuseppe Crisafi
Chief Financial Officer
(Principal Financial Officer)