Form 10-Q
period 2009-09-30
COMPREHENSIVE CARE CORP
filed 2009-11-13
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 11, 2009, there were 39,869,089 shares of registrant's common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PAGE
PART I – FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of
September 30, 2009 (unaudited), December 31, 2008 and December 31, 2008 (Predecessor)	3

Consolidated Statements of Operations for the:
three months ended September 30, 2009 (unaudited) and 2008 (Predecessor) (unaudited), nine months ended September 30, 2009 (unaudited) and 2008 (Predecessor) (unaudited), and twenty days ended January 20, 2009 (Predecessor) (unaudited)	4

Consolidated Statements of Cash Flows for the:
nine months ended September 30, 2009 (unaudited), twenty days ended January 20, 2009 (Predecessor) (unaudited) and the nine months ended September 30, 2008 (Predecessor) (unaudited)	5

Notes to Consolidated Financial Statements	6-20

ITEM 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-30

ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk	30

ITEM 4 — Controls and Procedures	30

PART II – OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS	30-31

ITEM 1A — RISK FACTORS	31

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31-32

ITEM 5 — OTHER INFORMATION	32-38

ITEM 6 — EXHIBITS	39

SIGNATURES	40

CERTIFICATIONS

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2009	December 31, 2008	(Predecessor) December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,199	$503	$1,136
Accounts receivable, net	10	—	1,581
Other current assets	546	—	336

Total current assets	1,755	503	3,053

Property and equipment, net	336	—	235
Intangible assets, net of accumulated amortization of $401	1,333	—	—
Goodwill	12,175	25	991
Other assets	264	—	326

Total assets	15,863	528	4,605

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	2,451	149	1,953
Accrued claims payable	4,183	—	6,791
Accrued pharmacy payable	79	—	—
Note obligations due within one year	4,244	—	—
Income taxes payable	165	—	19

Total current liabilities	11,122	149	8,763

Long-term liabilities:
Long-term debt	200	—	2,444
Other liabilities	2,587	—	2,589

Total long-term liabilities	2,787	—	5,033

Total liabilities	13,909	149	13,796

Stockholders’ equity:
Preferred stock, $50.00 par value; authorized shares: 974,260, none, and 4,340, respectively; none issued	—	—	—
Preferred stock, Series A, $50.00 par value; authorized shares: none, none, and 14,400, respectively; issued and outstanding: none, none, and 14,400, respectively	—	—	720
Preferred stock, Series C, $50.00 par value; authorized shares: 14,400, none and none, respectively; issued and outstanding: 14,400, none, and none, respectively	720	—	—
Preferred stock, Series D, $50.00 par value; authorized shares: 7,000, none and none, respectively; issued and outstanding: none	—	—	—
Common stock, $0.01 par value; authorized shares: 100,000,000, 30,000,000 and 30,000,000, respectively; issued and outstanding 39,869,089, 1,760,000, and 8,327,766 respectively	399	18	83
Common stock subscribed	—	4	—
Additional paid-in capital	14,583	1,516	57,919
Common stock subscriptions receivable	—	(1,000)	—
Accumulated deficit	(14,078)	(159)	(67,918)

Total stockholders’ equity (deficit)	1,624	379	(9,196)

Non-controlling interest	330	—	5

Total equity (deficit)	1,954	379	(9,191)

Total liabilities and equity	$15,863	$528	$4,605

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

		Predecessor		Predecessor	Predecessor
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	January 1 To January 20, 2009
Revenues:
Managed care revenues	$3,559	$8,400	$10,411	$27,315	$710
Other revenues	9	—	18	—	—

Total revenues	3,568	8,400	10,429	27,315	710

Costs of services and sales:
Cost of care	3,507	7,467	9,961	28,913	703
Other costs of services and sales	5	—	9	—	—

Total costs of services and sales	3,512	7,467	9,970	28,913	703

Gross margin	56	933	459	(1,598)	7

Expenses:
General and administrative expenses	2,224	503	4,994	2,887	142
Provision for (recovery of) doubtful accounts	—	—	4	—	(2)
Depreciation and amortization	187	39	498	119	5

Total operating expenses	2,411	542	5,496	3,006	145
Merger transaction costs	—	—	589	—	480
Equity based expenses	212	26	8,813	108	91

Total expenses	2,623	568	14,898	3,114	716

Operating (loss) income	(2,567)	365	(14,439)	(4,712)	(709)

Other income (expense):
Other non operating income, net	1	2	1	2	—
Interest income	2	5	3	23	—
Interest expense	(102)	(48)	(207)	(142)	(11)

(Loss) income before income taxes	(2,666)	324	(14,642)	(4,829)	(720)
Income tax expense	28	(4)	159	2	1

Net (loss) income before pre-acquisition loss	(2,694)	328	(14,801)	(4,831)	(721)
Add back Pre-acquisition loss	—	—	721	—	—

Net (loss) income after pre-acquisition adjustments	(2,694)	328	(14,080)	(4,831)	(721)
Add back: Net loss attributable to non-controlling interest	116	—	161	—	4

Net (loss) income attributable to stockholders	$(2,578)	$328	$(13,919)	$(4,831)	$(717)

Net (loss) income per common share:
Basic	$(0.06)	$0.04	$(0.47)	$(0.62)	$(0.09)

Diluted	$(0.06)	$0.03	$(0.47)	$(0.62)	$(0.09)

Weighted average common shares outstanding:
Basic	39,762	7,928	29,738	7,828	8,328

Diluted	39,762	12,524	29,738	7,828	8,328

Dilutive common shares without respect to anti-dilutive effect	52,720	12,539	52,808	12,236	13,745

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

		(Predecessor)
	Nine Months Ended September 30, 2009	January 1 To January 20, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net loss	$(13,919)	$(717)	$(4,831)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	492	5	119
Provision for doubtful accounts	4	—	—
Reserve for loss contract	—	—	235
Non-controlling interest	(161)	(4)	—
Equity based expenses	8,736	91	108

Changes in assets and liabilities:
Accounts receivable	602	965	(1,510)
Other current assets and other non-current assets	(116)	13	(467)
Accounts payable and accrued liabilities	146	141	37
Accrued claims payable	(1,454)	(1,154)	907
Accrued pharmacy payable	35	44	—
Income taxes payable	146	—	(79)
Other liabilities	31	3	—

Net cash used in operating activities	(5,458)	(613)	(5,481)

Cash flows from investing activities:
Cash paid for the acquisition of a business, net of cash acquired	(978)	—	—
Payment received on notes receivable	14	2	20
Additions to property and equipment, net	(118)	—	(41)

Net cash (used in) provided by investing activities	(1,082)	2	(21)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	4,796	—	157
Capital contribution from non-controlling interest	490	—	—
Net proceeds from the issuance of note obligations	2,000	—	200
Repayment of debt	(50)	(3)	(41)

Net cash provided by (used in) financing activities	7,236	(3)	316

Net increase (decrease) in cash and cash equivalents	696	(614)	(5,186)
Cash and cash equivalents at beginning of period	503	1,136	6,313

Cash and cash equivalents at end of period	$1,199	$522	$1,127

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	110	1	100

Income taxes	14	—	88

Non-cash operating, financing and investing activities:
Property acquired under capital leases	—	—	6

Conversion of Series B-1 to Series C Preferred Stock	720	—	—

Conversion of Series B-2 Preferred Stock to common stock	133	—	—

Common stock and warrants issued for outside services	480	—	—

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

As a result of Core being treated as the accounting acquirer, the historical financial statements of the combined entity were restated to be those of Core. Therefore, the consolidated balance sheet as of December 31, 2008 presented herein includes only the accounts of Core at historical carrying amounts. In contrast, the unaudited, consolidated balance sheet as of September 30, 2009 is a combination of Core and CompCare accounts. The capital structure (common and preferred stock) of CompCare as the registrant was retained and the accumulated deficit of Core at the time of the merger was carried forward as the beginning retained deficit balance for the combined entity.

For comparative purposes, the predecessor company’s financial results for the three and nine months ended September 30, 2008 are provided in the consolidated statement of operations presented herein. Comparative cash flow information of the predecessor company for the nine months ended September 30, 2009 is similarly provided in the consolidated statement of cash flows. For full year disclosure purposes, the pre-acquisition results for CompCare for the period January 1 to January 20, 2009 are shown in the consolidated statements of operations and consolidated statements of cash flows. Earnings per share for periods prior to the merger did not require restatement because CompCare common and convertible preferred stock (on an as-converted basis) were exchanged on a one-for-one basis for Core common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our managed care activities are performed under the terms of agreements with HMOs, preferred provider organizations, and other health plans or payors to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by our clients and we review member eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. Such agreements accounted for 82.8%, or $8.1 million, and 97.1%, or $26.6 million, of revenue for the nine months ended September 30, 2009 and 2008, respectively. The remaining balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in purchase transactions. Pursuant to Accounting Standards Codification (“ASC”) 350-20, “Intangibles – Goodwill and Other,” goodwill is not amortized but is periodically evaluated for impairment to carrying amount, with decreases in carrying amount recognized immediately. We review goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The tests for impairment of goodwill require us to make estimates about fair value, which are based on discounted projected future cash flows and the quoted market price of our common stock.

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

Premium Deficiencies

We accrue losses under our contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a specific contract basis taking into consideration factors such as future contractual revenue, projected future healthcare and maintenance costs, and each contract's specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and our estimate of future cost increases.

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

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended September 30, 2009, our review did not identify any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Fair Value Measurements

ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. During the three months ended September 30, 2009, we had no assets or liabilities required to be measured at fair value on a recurring basis. Therefore, ASC 820-10 did not impact our financial position or results of operations.

ASC 825-10, “Financial Instruments” (“ASC 825-10”), provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. We chose not to measure at fair value our eligible financial assets and liabilities existing at September 30, 2009. Consequently, ASC 825-10 has had no impact on our consolidated financial statements.

Income Taxes

Under the asset and liability method of ASC 740-10, “Income Taxes” (“ASC 740-10”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in the consolidated statements of operations in the period that included the enactment. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not.

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

ASC 740-10 also clarifies the accounting for uncertainty in income taxes and requires that companies recognize in their consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. ASC 740-10 additionally provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of ASC 740-10 are effective for fiscal years beginning after December 15, 2006. Our adoption of ASC 740-10 had no impact on our consolidated financial statements.

Stock Ownership Plans

We grant stock options to our employees and non-employee directors (“grantees”) allowing grantees to purchase our common stock pursuant to shareholder-approved stock option plans. We currently have two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to eligible employees and consultants. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. Vesting generally occurs after six months for one-half of the options and after 12 months for the remaining options. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of September 30, 2009, there were 375,000 options available for grant and 585,000 options were outstanding and exercisable under the 2002 Incentive Plan. Additionally, as of September 30, 2009, there were 88,000 options outstanding and exercisable under the 1995 Incentive Plan. There are no further options available for grant under the 1995 Incentive Plan.

Under our Non-employee Directors’ Stock Option Plan, we are authorized to issue 1,000,000 shares pursuant to non-qualified stock options to our non-employee directors. Each non-qualified stock option is exercisable at a price

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Director’s Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of September 30, 2009, there were 801,668 shares available for option grants and 100,000 options outstanding under the directors’ plan, none of which were exercisable.

A summary of our option activity for the three months ended September 30, 2009 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2009	991,500	$0.83	6.42 years
Granted	—	—
Exercised	—	—
Forfeited or expired	(218,500)	$0.84

Outstanding at September 30, 2009	773,000	$0.83	6.68 years

Exercisable at September 30, 2009	673,000	$0.87	6.28 years	—

The following table summarizes information about options granted, exercised, and vested for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Options granted	—	—	150,000	295,000
Weighted-average grant-date fair value ($)	—	—	0.51	0.54

Options exercised	—	—	1,000	125,000
Total intrinsic value of exercised options ($)	—	—	287	50,080

Fair value of vested options ($)	—	50,127	139,270	104,870

We recognized approximately $91,000 of stock option expense due to the vesting of stock options as a result of the change in control of the Company resulting from the merger on January 20, 2009.

There were no options granted to employees and directors during the three months ended September 30, 2009. At September 30, 2009, unrecognized expense related to unvested stock options totals approximately $43,000, which we expect to recognize over 4.31 years.

The following table lists the assumptions utilized in applying the Black-Scholes valuation model to our stock options. We use historical data and management judgment to estimate the expected term of the option. Expected volatility is based on the historical volatility of our traded stock. We have not declared dividends in the past nor do we expect to do so in the near future and as such we assume no dividend yield. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant. We did not grant any stock options during the three months ended September 30, 2009 or 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Volatility factor of the expected market price of the Company’s common stock	—	—	225%	125-130%
Expected life (in years) of the options	—	—	5-6	5-6
Risk-free interest rate	—	—	1.54-1.60%	2.59-3.24%
Dividend yield	—	—	0%	0%

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Warrants – Employees and Non-employee Directors

We periodically issue warrants to purchase shares of our common and preferred stock for the services of employees and non-employee directors.

Warrants to Purchase Series D Convertible Preferred Stock

During the nine months ended September 30, 2009, we issued warrants to purchase up to 390 shares of our Series D Convertible Preferred Stock, par value $50.00 per share, to members of the Board of Directors and certain members of management as an equity incentive to further align the interests of the directors and members of management with those of our stockholders. In July 2009, our Board cancelled a warrant to purchase 100 shares of Series D Convertible Preferred Stock granted to a former officer and board member. We valued the warrants at their estimated fair market value using the Black-Sholes pricing model and recognized approximately $8.1 million of expense related to these warrants. Each warrant has a three year term and may be exercised at any time to purchase shares of Series D Convertible Preferred Stock at an exercise price of $25,000 per share. If after six months from the issuance date of a warrant the market value of a share of Series D Convertible Preferred Stock exceeds the exercise price for a share of Series D Convertible Preferred Stock, then the holder may exercise the warrant by a cashless exercise and receive the number of shares of Series D Convertible Preferred Stock representing the net value of the warrant and forfeiting the appropriate number of warrants. The market value of a share of Series D Convertible Preferred Stock is equal to the product of (a) the per share market price of the Company’s common stock multiplied by (b) the number of shares of the Company’s common stock into which a share of Series D Preferred Stock is then convertible.

The number of shares of Series D Convertible Preferred Stock for which a warrant is exercisable is subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting the Series D Convertible Preferred Stock. In the event of a Change of Control (as defined in the warrants) of the Company, the holder has the right to require us to redeem the warrant in exchange for an amount equal to the value of the warrant determined using the Black-Scholes pricing model.

Each holder of shares of Series D Convertible Preferred Stock is entitled to notice of any stockholders’ meeting and to vote on any matters on which the Company’s common stock may be voted. Each share of Series D Convertible Preferred Stock is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares of common stock. Unless otherwise required by applicable law, holders of Series D Convertible Preferred Stock will vote together with holders of common stock as a single class on all matters submitted to a vote of the Company’s stockholders.

Each share of Series D Convertible Preferred Stock acquired through exercise of a warrant is convertible into 100,000 shares of common stock at any time. For the presentation below, warrants to purchase Series D Convertible Preferred Stock are stated in common shares, as if the warrant was exercised and the resulting Series D Convertible Preferred Stock was converted. The exercise price of the warrant has been similarly adjusted to an as-converted common stock equivalent. A summary of our warrant activity for the three months ended September 30, 2009 is as follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2009	39,000,000	$0.25	2.81 years
Granted	—	—
Exercised	—	—
Forfeited, expired or cancelled	(10,000,000)	$0.25

Outstanding at September 30, 2009	29,000,000	$0.25	2.54 years

Exercisable at September 30, 2009	29,000,000	$0.25	2.54 years	—

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The following table summarizes information about warrants granted, exercised and vested for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Warrants granted	—	—	39,000,000	—
Weighted-average grant-date fair value ($)	—	—	0.21	—

Warrants exercised	—	—	—	—
Total intrinsic value of exercised warrants ($)	—	—	—	—

Fair value of vested warrants ($)	—	—	8,071,900	—

Warrants to Purchase Common Stock

During the three months ended September 30, 2009, we issued warrants to purchase an aggregate of 600,000 shares of our common stock to two key employees. Shares acquirable pursuant to the warrants vest at the warrant grant date and at specified dates throughout the 36 month term of the warrants. A summary of warrant activity for the three months ended September 30, 2009 is as follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2009	—	—	—
Granted	600,000	0.53
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2009	600,000	$0.53	3.93 years

Exercisable at September 30, 2009	75,000	$0.52	2.90 years	$6,000

The following table summarizes information about warrants granted, exercised and vested for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Warrants granted	600,000	—	600,000	—
Weighted-average grant-date fair value ($)	0.46	—	0.46	—

Warrants exercised	—	—	—	—
Total intrinsic value of exercised warrants ($)	—	—	—	—

Fair value of vested warrants ($)	32,685	—	32,685	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Volatility factor of the expected market price of the Company’s common stock	160%	—	160%	—
Expected life (in years) of the warrants	3-5	—	3-5	—
Risk-free interest rate	1.57-2.37%	—	1.57-2.37%	—
Dividend yield	0%	—	0%	—

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

We recognized approximately $2.3 million of tax benefits attributable to equity-based expense recorded for warrants during the period from January 21st to September 30, 2009. This benefit was fully offset by a valuation allowance of the same amount due to the uncertainty of future realization.

Warrants – Non-employees

We periodically issue warrants to purchase common stock in exchange for the services of consultants. In accordance with ASC 505-50, “Equity” (“ASC 505-50”), the transaction is measured at the fair value of the goods and services received or the fair value of the warrants issued, whichever is more reliably measurable. We estimate the fair value of warrants issued using the Black-Scholes pricing model.

For warrants that are fully vested and non-forfeitable at the date of issuance, the estimated fair value is recorded in additional paid-in capital and expensed when the services are performed and benefit is received as prescribed by ASC 505-50. For unvested warrants of which fair value is more reliably measurable than the fair value of the goods and services received, we expense the change in fair value during each reporting period using the graded vesting method.

A summary of the activity of our warrants issued to non-employees for the three months ended September 30, 2009 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at June 30, 2009	2,106,000	$0.40
Granted	1,100,000	$0.57
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2009	3,206,000	$0.45

For vested warrants issued as compensation to non-employees for their services during the three and nine months ended September 30, 2009, valuation was based on the following information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Volatility factor of the expected market price of the Company’s common stock	160%	—	156-160%	—
Expected life (in years) of the warrants	3	—	3	—
Risk-free interest rate	1.46-1.56%	—	1.21-2.00%	—
Dividend yield	0%	—	0%	—

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Per Share Data

In calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed exercise or conversion of all dilutive securities, such as options, warrants, and convertible debt instruments. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a loss. The following table sets forth the computation of basic and diluted income (loss) per share in accordance with ASC 260-10, “Earnings Per Share” (amounts in thousands, except per share data):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Numerator:
Net loss (income)	$(2,578)	$328	$(13,919)	$(4,831)
Effect of dilutive securities:
Interest on 8.5% note payable	—	1	—	—

Numerator for diluted (loss) earnings per share	(2,578)	329	(13,919)	(4,831)

Denominator:
Weighted average shares – basic	39,762	7,928	29,738	7,828
Effect of dilutive securities:
Convertible preferred stock	—	4,332	—	—
Convertible note payable	—	244
Employee stock options	—	20	—	—
Warrants	—	—	—	—

Weighted average shares – diluted	39,762	12,524	29,738	7,828

(Loss) earnings per share – basic	$(0.06)	$0.04	$(0.47)	$(0.62)

(Loss) earnings per share – diluted	$(0.06)	$0.03	$(0.47)	$(0.62)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Capitalization Table

As of September 30, 2009

Common Stock (Authorized 100 million shares)	Issued	Reserved	Total

Common Stock issued and outstanding	39,869,089	—	39,869,089
Reserved for convertible debentures(a)		38,509	38,509
Reserved for convertible promissory notes(b)		6,514,285	6,514,285
Reserved for outstanding stock options(c)		773,000	773,000
Reserved for outstanding warrants(d)		3,806,000	3,806,000
Reserved for Series C Convertible Preferred Stock(e)		4,554,379	4,554,379
Reserved for Series D Convertible Preferred Stock(f)		29,000,000	29,000,000
Reserved for future issuance under stock option plans		1,176,668	1,176,668

Total shares issued or reserved for issuance	39,869,089	45,862,841	85,731,930

Preferred Stock (Authorized 995,660 shares)	Issued	Reserved	Total
Series B-1 Convertible Preferred Stock(g)	—	—	—
Series B-2 Convertible Preferred Stock(h)	—	—	—
Series C Convertible Preferred Stock(i)	14,400		14,400
Reserved for warrants for Series D Convertible Preferred Stock(j)	—	290	290

Total Preferred Stock issued or reserved for issuance	14,400	290	14,690

(a)	The debentures are convertible into 38,509 shares of common stock at a conversion price of $58.27 per share.
(b)	A promissory note issued in September 2008 in the amount of $200,000 is convertible into 800,000 shares of common stock at a conversion price of $0.25 per common share. A promissory note issued in June 2009 in the amount of $2,000,000 is convertible into 5,714,285 shares at a conversion price of $0.35. See Note 7 “Note obligations due within one year.”
(c)	Options to purchase common stock of the Company have been issued to employees and non-employee Board of Director members with exercise prices ranging from $0.25 to $2.16, with an average price of $0.87.
(d)	Warrants to purchase shares of the Company’s common stock have been issued the following:

•	key employees, and

•	individuals or companies in exchange for consulting, financial advisory, or investment banking services in lieu of cash compensation.

(e)	The Series C Convertible Preferred Stock is convertible directly into 4,554,379 common shares. This class controls five out of the nine seats on our Board of Directors.
(f)	Once issued, shares of Series D Convertible Preferred Stock are convertible into shares of common stock at any time.
(g)	The Series B-1 Convertible Preferred Stock was converted into 14,400 shares of Series C Convertible Preferred Stock in June 2009 in accordance with automatic conversion provisions contained in the Series B-1 Convertible Preferred Stock Certificate of Designation.
(h)	The Series B-2 Convertible Preferred Stock was converted into 7,246,871 common shares in June 2009 in accordance with automatic conversion provisions contained in the Series B-2 Convertible Preferred Stock Certificate of Designation.
(i)	The Series C Convertible Preferred Stock was issued in June 2009 as a result of the conversion of the Series B-1 Convertible Preferred Stock.
(j)	During the nine months ended September 30, 2009, Board of Director members and senior management were issued warrants to purchase an aggregate of 390 shares of Series D Convertible Preferred Stock. One warrant for the purchase of 100 shares of Series D Convertible Preferred Stock was cancelled in July 2009. Warrants outstanding at September 30, 2009 may be exercised to purchase 290 shares of Series D Convertible Preferred Stock, which convert into 29,000,000 shares of common stock at a strike price of $25,000 per share (equal to $0.25 per common share). Each share of Series D Convertible Preferred Stock is entitled to 500,000 votes per share in a stockholder vote.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Fair Value of Financial Instruments

ASC 825-10 requires disclosure of fair value information about financial instruments for which it is practical to estimate that value.

For cash and cash equivalents and restricted cash, our carrying amount approximates fair value. Our financial assets and liabilities other than cash are not traded in an open market and therefore require us to estimate their fair value. Pursuant to the disclosure requirements prescribed by ASC 825-10, we use a present value technique, which is a type of income approach, to measure the fair value of these financial instruments. The rate used for discounting expected cash flows is a risk-free rate adjusted for systematic and unsystematic risk.

The carrying amounts and fair values of our financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$1,199	1,199	503	503
Restricted cash	1	1	—	—

Liabilities
Promissory note	200	178	—	—
Callable promissory note	2,000	1,943	—	—
Debentures	2,244	2,104	—	—

NOTE 3 – LIQUIDITY

During the nine months ended September 30, 2009, net cash and cash equivalents increased by approximately $700,000. Net cash used in operations totaled $5.5 million, attributable in part to the payment of claims on our expired Indiana, Pennsylvania and Maryland contracts and expenditures to increase the size of our employee base to accommodate growth prospects. Cash used in investing activities is comprised primarily of $978,000 for the acquisition of CompCare by Core (purchase price of $1.5 million less cash on hand at CompCare at time of acquisition of $522,000) and $118,000 in additions to property and equipment. This amount was partially offset by $14,000 in proceeds from payments received on notes receivable. Cash provided by financing activities consists primarily of $4.8 million in net proceeds from the issuance of common stock, $490,000 representing a capital contribution from the minority owner in our majority-owned, consolidated subsidiary, and $2.0 million from the issuance of debt. This amount was partially offset by the repayment of debt of $50,000. At September 30, 2009, cash and cash equivalents amounted to $1.2 million. Although we had a working capital deficit of $9.4 million at September 30, 2009, we expect to receive positive net cash flow from our existing contracts, as well as the addition of new contracts and, as a result, management believes we will have sufficient cash reserves to sustain current operations over the next 12 months. The Company is looking at various sources of financing if operations cannot support our ongoing plan; however there are no assurances that we will be able to find such financing in the amounts or on terms acceptable to the Company, if at all.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

In January 2009, prior to acquiring CompCare, Core purchased a 48.85% interest in CompCare for $1,500,000, yielding an implied purchase price of $3,071,000 for the entire company. In accordance with ASC 805-10, “Business Combinations,” the implied purchase price of CompCare was first allocated to the fair value of CompCare’s assets and liabilities, including identifiable intangible assets. The excess of implied purchase price over the fair value of net assets acquired was assigned to goodwill. Goodwill related to this acquisition is not deductible for tax purposes and in accordance with ASC 350-10, “Intangibles – Goodwill and other,” is not amortized, but instead is subject to periodic impairment tests. Identifiable intangible assets with definite useful lives are amortized on a straight-line basis over three years, which approximates their remaining lives. Deferred tax liabilities resulting from the difference between the assigned values and tax bases of identifiable intangible assets were not recorded due to net operating loss carryforwards.

The following table summarizes the allocation of implied purchase price to the assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

		January 20, 2009
Implied purchase price		$3,071
Less: recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	522
Trade accounts receivable	616
Other current assets	325
Intangible assets:
Customer contracts	800
NCQA accreditation	500
Provider networks	434
Property and equipment	230
Other non-current assets	322
Accounts payable and accrued liabilities	(2,156)
Accrued claims payable	(5,637)
Long-term debt	(2,444)
Other liabilities and non-controlling interest	(2,591)

Total identifiable net assets		(9,079)

Goodwill from acquisition of CompCare		$12,150

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 5 – SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
At-risk contracts	$2,757	$8,161	$8,143	$26,506
Administrative services only contracts	600	234	1,696	787
Pharmacy contracts	202	5	572	22
Other	9	—	18	—

Sub total	$3,568	$8,400	$10,429	$27,315
Less: Pre-acquisition revenues	—	—	710	—

Total	$3,568	$8,400	$9,719	$27,315

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

NOTE 6 – MAJOR CUSTOMERS/CONTRACTS

(1) We currently furnish behavioral healthcare services to approximately 209,000 members of a health plan providing Medicaid and Medicare benefits. Services are provided on an at-risk and ASO basis. The contract accounted for 22.4% of our revenues for the nine months ended September 30, 2009 and 8.7% of our revenues for the nine months ended September 30, 2008. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Termination by either party may occur with 90 days written notice to the other party.

(2) We currently contract with an HMO to provide behavioral healthcare services to approximately 197,000 Medicaid and Medicare members on an at-risk and ASO basis. Our contract with the HMO accounted for 27.1% of our operating revenues for the nine months ended September 30, 2009 and 8.9% of our operating revenues for the nine months ended September 30, 2008. The initial contract was for a one-year term and has been automatically renewed on an annual basis. Termination by either party may occur with 90 days written notice to the other party. The HMO has been a customer since June 2003.

In general, our contracts with our customers are for initial one-year terms and contain automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days’ prior written notice.

NOTE 7 – NOTE OBLIGATIONS DUE WITHIN ONE YEAR

Note obligations due within one year consists of the following: (amounts in thousands):

			Predecessor
	September 30, 2009	December 31, 2008	December 31, 2008
10% callable convertible promissory note due June 2010 (1)	$2,000	—	—
7 1/ 2% convertible subordinated debentures due April 2010, interest payable semi-annually in April and October (2)(3)	$2,244	—	—

Total note obligations due within one year	$4,244	—	—

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

(2)	At September 30, 2009, the debentures are due within one year and accordingly have been reclassified from long term debt to note obligations due within one year. The debentures are convertible into 38,509 shares of common stock at a conversion price of $58.27 per share.
(3)	The convertible subordinated debentures were presented as long term debt in CompCare’s balance sheet as of December 31, 2008.

NOTE 8 – COMMON STOCK

During the three months ended September 30, 2009, the number of our shares of common stock outstanding increased due to the following activity:

•	We completed a private placement of 100,000 shares generating $25,000 in cash proceeds.

•	In lieu of cash as payment for services, we issued 125,000 shares to a consultant in exchange for providing financial advisory and investment banking services valued at approximately $57,500.

•	We issued 5,000 shares of our common stock in exchange for marketing services provided to us by a consultant.

NOTE 9 – PREFERRED STOCK

As of September 30, 2009, there were 995,660 shares of Preferred Stock authorized and 14,400 shares issued and outstanding. The outstanding shares consist of Series C Convertible Preferred Stock, $50.00 par value, which are convertible into Common Stock at the initial rate of approximately 316.28 shares of Common Stock for each share of Series C Convertible Preferred Stock. The conversion rate is adjustable for any dilutive issuances of Common Stock occurring in the future. The rights and preferences of the Series C Convertible Preferred Stock include, among other things, the following:

•	liquidation preferences,

•	dividend preferences,

•	the right to vote with the common stockholders on matters submitted to the Company’s stockholders, and

•	the right, voting as a separate class, to elect five directors of the Company.

In March 2009 the Company designated 7,000 shares of Series D Convertible Preferred Stock, par value $50.00 per share. No shares of Series D Convertible Preferred stock are outstanding as of September 30, 2009. Of the 7,000 designated shares, 290 are presently acquirable through the exercise of warrants issued to members of the Board of Directors and certain members of management during the nine months ended September 30, 2009. Once issued, a Series D Convertible Preferred Share is convertible at any time after the date of issuance and without the payment of additional consideration into 100,000 shares of common stock, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. Each holder of Series D Preferred Shares is entitled to notice of any stockholders’ meeting and to vote on any matters on which the shares of Company’s common stock may be voted. In a stockholder vote, a Series D Convertible Preferred Share is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares of common stock. Series D Preferred Shares also enjoy liquidation and dividend preferences.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

(1)	Related to our discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Our cost report filed for the fiscal year 1999, the final year we were required to file a cost report, remains open for review, in which case the intermediary may determine that additional amounts are due to or from Medicare. Management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(2)	A complaint entitled “MDwise, Inc. vs. Comprehensive Behavioral Care, Inc.” was filed against the Company in April 2009 in the Marion County Superior Court in Indiana by MDwise, Inc. (“MDwise”), our former Indiana client. The complaint seeks unspecified damages and a declaratory judgment requiring the Company to pay outstanding provider claims that are allegedly the Company’s responsibility under the expired contract with the contract. On May 8, 2009, we successfully filed a motion to remove the case to federal court. On September 18, 2009, a counterclaim was filed in the United States District Court, Southern District of Indiana, Indianapolis Division, in Civil Action No. 1:09-cv-0580 LJM. The counterclaims seek damages, interest and cost of suit related to claims of fraud, estoppel and breach of contract. We intend to vigorously defend the claims alleged by MDwise. Until the actions are withdrawn or settled, we may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees or other fees, the amounts of which are not estimable. See Part II, Item 1, “Legal Proceedings” for a description of this matter.

NOTE 11 – RELATED PARTY TRANSACTIONS

In connection with employment agreements executed with our Chairman and Co-Chief Executive Officer, our President and Co-Chief Executive Officer, and our Chief Financial Officer, we have deferred compensation payments to these individuals of approximately $128,000, $19,000 and $48,000, respectively, as of September 30, 2009.

NOTE 12 – SEGMENT INFORMATION

Summary financial information for our two reportable segments and Corporate and Other is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Managed Care
Revenues	$3,559	$8,400	$10,411	$27,315
Gross Margin	52	933	450	(1,598)
Income/(loss) before income taxes	(905)	231	(1,608)	(4,045)

Consumer Marketing
Revenues	9	—	18	—
Gross Margin	4	—	9	—
Income/(loss) before income taxes	(214)	—	(606)	—

Corporate and Other
Revenues	—	—	—	—
Gross Margin	—	—	—	—
Income/(loss) before income taxes	(1,547)	93	(12,428)	(784)

Consolidated Operations
Revenues	3,568	8,400	10,429	27,315
Gross Margin	56	933	459	(1,598)
Income/(loss) before income taxes	(2,666)	324	(14,642)	(4,829)

Pre-acquisition loss before income taxes	—	—	(720)	—

Income/(loss) before income taxes – post-acquisition	(2,666)	324	(13,922)	(4,829)

NOTE 13 – SUBSEQUENT EVENT

On November 11, 2009, our Board of Directors adopted the Comprehensive Care Corporation 2009 Equity Compensation Plan (the “2009 Plan”). We intend to direct that a proposal to approve the 2009 Plan be submitted to our stockholders for their approval.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Stockholder approval will be sought (i) so that compensation attributable to grants under the 2009 Plan may qualify for an exemption from the deduction limit under Section 162(m) of the Internal Revenue Code of 1986, as amended and the regulations promulgated thereunder (the “Code”), and (ii) in order to meet the requirements of the Code for incentive stock options. See Part II, Item 5, “Other Information” for a description of the 2009 Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, statements concerning the projected successful integration of the operations of Core Corporate Consulting Group, Inc. (“Core”) into our business, the success that Core is expected to have in marketing its products, the potential represented by ethnic markets and the overall performance of the healthcare market, our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, our ability to achieve expected results from new business, the profitability of our at-risk contracts, cost of care, seasonality, our ability to obtain additional financing, and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

GENERAL

Comprehensive Care Corporation (referred to herein as the “Company,” “CompCare,” “we,” “us” or “our”) is a Delaware corporation organized in 1969 that provides health care services and products through its primary operating subsidiaries, Comprehensive Behavioral Care, Inc. (“CBC”) and Core.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Our customer base includes both private and governmental entities. We provide services primarily through a network of contracted providers that includes:

•	psychiatrists;

•	psychologists;

•	therapists;

•	other licensed healthcare professionals;

•	psychiatric hospitals;

•	general medical facilities with psychiatric beds;

•	residential treatment centers; and

•	other treatment facilities.

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

Under capitation arrangements, the number of covered members as reported to us by our clients determines the amount of premiums we receive, which amount is independent of the cost of services rendered to members. The amount of premiums we receive for each member is fixed at the beginning of our contract term. These premiums may be subsequently adjusted up or down, generally at the commencement of each renewal period.

Over the past several years we have experienced a trend where our clients prefer to contract for services on an at-risk basis instead of on an ASO basis. However, during 2008 and 2009, we placed more focus on our ASO contracts to obtain a better balance of risk and non-risk clients.

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

Core and its Subsidiary

Through its subsidiary Core, the Company provides consumer marketing services nationwide through various distribution channels.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Core’s products include:

Core markets its products under the CoreSelect™ brand name.

Core Select™ products include:

• LifeGuide247™ -	This is a 24-hour service that provides guidance through life’s difficult situations, such as job stress, financial troubles, relationships, grievance and simple legal matters. Service is available online or by telephone.

• Emergency Vital Records -	This product provides access to members’ vital medical records to emergency responders in the case of an emergency. Paramedics and emergency room practitioners can now access a member’s medical record quickly and easily in cases where the member may not be able to provide key information at such a critical time. The product provides the 25 key questions patients need to provide an emergency room. We have immediate interest in this product.

• Home Warranty Program -	This is a home warranty program and is available in three different coverage levels. It provides repair and protection for home appliances, electrical, plumbing, lock repair, etc.

• Vision/Dental/Medical -	These are inexpensive discount programs. They are low cost but an excellent annuity.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

• Other Insurance Products -	Via our relationship with Hyperlink, we have access to a full suite of insurance products. These can be offered as enhancements to existing product promotions or sold as the primary offering.

• Pharmacy Discounts -	This is a prescription discount program. The program incorporates two tiers. Tier one is a free card that gives discounts on prescriptions. Tier two provides deeper discounted rates on name brand and generic prescriptions. Tier two has a monthly fee.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Results of Operations

For the three months ended September 30, 2009, we reported an operating loss and a net loss of $2.6 million, or $0.06 loss per share (basic and diluted).

The following table summarizes our operating results from continuing operations comparing the combined operating results of Core and CompCare for the three months ended September 30, 2009 to the operating results of the predecessor company, CompCare, for the three months ended September 30, 2008 (amounts in thousands):

	COMPCARE AND CORE FOR THE PERIOD JULY 1, 2009 TO SEPTEMBER 30, 2009	(PREDECESSOR) COMPCARE FOR THE PERIOD JULY 1, 2008 TO SEPTEMBER 30, 2008
Operating revenues:
At-risk	$2,757	$8,161
Administrative services only (ASO)	600	234
Pharmacy	202	5
Other revenues	9	—

Total revenues	3,568	8,400

Costs of services and sales:
Claims expense	2,389	6,050
Other healthcare operating expenses	902	1,482
Pharmacy expenses	216	—
Reserve for loss contract	—	(65)
Other costs of services and sales	5	—

Total costs of services and sales	3,512	7,467

Gross margin	56	933
Other expenses:
General and administrative expenses	2,224	503

Depreciation and amortization	187	39

Total operating expenses	2,411	542
Equity based expenses	212	26

Total expenses	2,623	568

Operating (loss) income before pre-acquisition loss	$(2,567)	$365

Operating revenues from at-risk contracts decreased 66.2%, or $5.4 million, to $2.8 million for the three months ended September 30, 2009 compared to $8.2 million for the three months ended September 30, 2008. The decrease is primarily attributable to the expiration of two major customer contracts accounting for $5.6 million of business. Revenue associated with ASO contracts increased 156.4%, or approximately $366,000, to $600,000 for the three months ended September 30, 2009, compared to $234,000 for the three months ended September 30, 2008, due primarily to the addition of a new ASO contract. Pharmacy revenue increased to $202,000 for the three months ended September 30, 2009 from $5,000 for the three months ended September 30, 2008, attributable primarily to a new contract that combines psychotropic drug management services with traditional behavioral managed care.

Claims expense on at-risk contracts decreased approximately 60.5%, or $3.7 million, for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, due to the aforementioned expiration of two major customer contracts. Claims expense as a percentage of at-risk revenues increased from 74.1% for the three months ended September 30, 2008 to 86.7% for the three months ended September 30, 2009 and is attributable to high medical loss ratios experienced from two current Michigan contracts. Other healthcare operating expenses, attributable to servicing both at-risk contracts and ASO contracts, decreased 39.1%, or approximately $580,000, due primarily to the elimination of costs associated with contracts that expired during 2008, such as salaries and external medical review fees. Pharmacy expense of $216,000 represents the cost of behavioral prescription drugs attributable to a new contract. Overall, gross margin decreased by $877,000 from $933,000 for the three months ended September 30, 2008 to $56,000 for the three months ended September 30, 2009.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

General and administrative expenses increased by 342.1%, or approximately $1.7 million, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due primarily to costs related to increasing the size of our employee base to accommodate expected growth prospects in the near future, consulting and travel expenses incurred in anticipation of increasing our revenues in Puerto Rico, and a $300,000 reduction in legal reserves during the quarter ended September 30, 2008 relating to a favorable outcome of an insurance claim.

Equity based expenses of $212,000 is comprised of $3,000 of expense recognized for stock options vesting for directors, $39,000 of expense recognized upon the issuance of warrants to two of our executive officers, and $170,000 of expense related to the issuance of warrants and stock to six outside consultants.

The following table summarizes the Company’s operating results from continuing operations comparing the combined operating results of Core and CompCare for the nine months ended September 30, 2009 to the operating results of the predecessor company, CompCare, for the nine months ended September 30, 2008 (amounts in thousands):

	COMPCARE AND CORE FOR THE PERIOD JANUARY 1, 2009 TO SEPTEMBER 30, 2009	(PREDECESSOR) COMPCARE FOR THE PERIOD JANUARY 1, 2008 TO SEPTEMBER 30, 2008
Operating revenues:
At-risk	$8,143	$26,506
Administrative services only (ASO)	1,696	787
Pharmacy	572	22
Other revenues	18	—

Total revenues	10,429	27,315

Costs of services and sales:
Claims expense	6,249	23,950
Other healthcare operating expenses	3,068	4,728
Pharmacy expenses	644	—
Reserve for loss contract	—	235
Other costs of services and sales	9	—

Total costs of services and sales	9,970	28,913

Gross margin	459	(1,598)
Other expenses:
General and administrative expenses	4,994	2,887

Bad debt expense	4	—
Depreciation and amortization	498	119

Total operating expenses	5,496	3,006
Merger transaction costs	589	—
Equity based expenses	8,813	108

Total expenses	14,898	3,114

Operating loss before pre-acquisition loss	$(14,439)	$(4,712)

Operating revenues from at-risk contracts decreased 69.3%, or $18.3 million, to $8.2 million for the nine months ended September 30, 2009 compared to $26.5 million for the nine months ended September 30, 2008. The decrease is primarily attributable to the expiration of two major customer contracts accounting for $18.9 million of business. Revenue associated with ASO contracts increased by 115.5%, or approximately $909,000, to $1.7 million for the nine months ended September 30, 2009, compared to $787,000 for the nine months ended September 30, 2008, due primarily to the addition of a new ASO contract. Pharmacy revenue increased to $572,000 for the nine months ended September 30, 2009 from $22,000 for the nine months ended September 30, 2008 due to a new contract that combines behavioral pharmaceutical management services with traditional behavioral managed care.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Claims expense on at-risk contracts decreased approximately 73.9%, or $17.7 million, for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, due to the aforementioned expiration of two major customer contracts. Claims expense as a percentage of at-risk revenues decreased from 90.4% for the nine months ended September 30, 2008 to 76.7% for the nine months ended September 30, 2009 due to high medical loss ratios experienced from serving the members of these expired contracts. Other healthcare operating expenses, attributable to servicing both at-risk contracts and ASO contracts, decreased 35.1%, or approximately $1.7 million due primarily to the elimination of costs associated with contracts that expired during 2008, such as salaries and external medical review fees. Pharmacy expense of $644,000 represents the cost of behavioral prescription drugs attributable to a new contract for the nine months ended September 30, 2009. Overall, gross margin increased by $2.1 million from a loss of $1.6 million for the nine months ended September 30, 2008 to a gross profit of $459,000 for the nine months ended September 30, 2009 due to the expiration of contracts with high utilization of behavioral services.

General and administrative expenses increased by 73.0%, or approximately $2.1 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due primarily to costs related to increasing the size of our employee base to accommodate expected growth prospects in the near future, consulting and travel expenses incurred in attempting to obtain new business in Puerto Rico, and a $300,000 reduction in legal expenses during the nine months ended September 30, 2008 from the accrual of an insurance reimbursement.

During the nine months ended September 30, 2009, we incurred $589,000 of merger related costs, consisting mainly of financial advisory fees and legal fees. Equity based expenses of $8.8 million is comprised of $8.1 million of expense recognized upon the issuance of the warrants to executive employees, $125,000 of expense related to the issuance of common stock to an employee pursuant to an employment agreement, $91,000 of expense due to the early vesting of stock options as a result of the change in control, and $480,000 of expense related to the issuance of stock and warrants to outside consultants.

Concentration of Risk

For the nine months ended September 30, 2009, approximately 54.2% of our operating revenue was concentrated in contracts with two health plans to provide behavioral healthcare services under Medicare and Medicaid plans. In addition, 70.5% of our operating revenue was attributable to health plan clients servicing Medicaid members in the state of Michigan. The term of each contract is for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would have a material negative impact.

We regularly maintain cash balances at our bank that exceed amounts covered by FDIC insurance. Should our bank cease operations, it would cause a significant disruption to our cash flow.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, net cash and cash equivalents increased by approximately $700,000. Net cash used in operations totaled $5.5 million, attributable in part to the payment of claims on our expired Indiana, Pennsylvania and Maryland contracts and expenditures to increase the size of our employee base to accommodate growth prospects. Cash used in investing activities is comprised primarily of $978,000 for the acquisition of CompCare by Core (purchase price of $1.5 million less cash on hand at CompCare at time of acquisition of $522,000) and $118,000 in additions to property and equipment. This was offset by $14,000 in proceeds from payments received on notes receivable. Cash provided by financing activities consists primarily of $4.8 million in net proceeds from the issuance of shares of common stock, $490,000 representing a capital contribution from the minority owner in our majority-owned, consolidated subsidiary, and $2.0 million from the issuance of debt. This is offset by the repayment of debt of $50,000.

At September 30, 2009, cash and cash equivalents were approximately $1.2 million. Although we had a working capital deficit of $9.4 million at September 30, 2009, we expect positive net cash flow from our existing contracts, as well as the addition of new contracts and, as a result, management believes we will have sufficient cash reserves to sustain current operations over the next 12 months. The Company is looking at various sources of financing if operations cannot support our ongoing plan; however there are no assurances that we will be able to find such financing in the amounts or on terms acceptable to the Company, if at all.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $4.2 million claims payable amount reported as of September 30, 2009.

In January 2009, the Company underwent a merger with Core, which had previously purchased a 49% interest in the Company to increase the Company’s pipeline for selling opportunities and to create additional distribution channels for product offerings from which additional positive cash flow is expected. During the nine months ended September 30, 2009, the Company raised additional capital of $6.8 million for working capital purposes and the payment of accrued claims payable. Although management believes that the Company’s current cash position and anticipated revenue in 2009 and 2010 will be sufficient to meet its current levels of operations, additional cash resources may be required should the Company wish to accelerate sales or complete one or more acquisitions. Additional cash resources may be needed if the Company does not meet its sales targets, cannot refinance its debt obligations, exceeds its projected operating costs or if unanticipated expenses arise or are incurred. The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution and has not made any other arrangements to obtain additional financing. We can provide no assurance that we will not require additional financing. Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material adverse effect on our business, financial condition and results of operations.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

At September 30, 2009, the range of accrued claims payable was between $4.1 million and $4.2 million. Based on the information available, we determined our best estimate of the accrued claims liability to be $4.2 million. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for each quarter-end.

Accrued claims payable at September 30, 2009 is comprised of approximately $2.1 million of submitted and approved claims, which had not yet been paid, and $2.1 million for IBNR claims.

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

By way of example, a 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at September 30, 2009, could increase our claims expense by approximately $40,000 and reduce our net results per share by $0.001 per share as illustrated in the table below:

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Change in Healthcare Costs:

(Decrease) Increase	(Decrease) Increase In Claims Expense
(5)%	$(42,000)
5%	$40,000

Premium Deficiencies

We accrue losses under our contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a specific contract basis taking into consideration factors such as future contractual revenue, projected future healthcare and maintenance costs, and each contract's specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and our estimate of future cost increases.

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

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended September 30, 2009, our review did not identify any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.

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

Equity Based Expense

We have adopted ASC 718-20, “Compensation – Stock Compensation,” and elected to apply the modified-prospective method to measure expenses for stock options and warrants at fair value on the grant date and recognize these expenses on a straight-line basis over the service period for those options and warrants expected to vest. We use the Black-Scholes option pricing model, which requires certain variables for input to calculate the fair value of a stock award on the grant date. These variables include the expected volatility of our stock price, award exercise behaviors, the risk free interest rate and expected dividends. We use significant judgment in estimating expected volatility of the stock, exercise behavior and forfeiture rates.

Expected Volatility

We estimate the volatility of the share price by using historical data of our traded stock in combination with management’s expectation of the extent of fluctuation in future stock prices. We believe our historical volatility is more representative of future stock price volatility and as such it has been given greater weight in estimating future volatility.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Co-Chief Executive Officers along with the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company’s management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with ASC 450-10, “Contingencies” (“ASC 450-10”), and related pronouncements. In accordance with ASC 450-10, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Except as described below, as of September 30, 2009, there were no material contingencies requiring accrual or disclosure.

A complaint entitled “MDwise, Inc. vs. Comprehensive Behavioral Care, Inc.” was filed against the Company in April 2009 in the Marion County Superior Court in Indiana by MDwise, Inc. (“MDwise”), our former Indiana client. The complaint seeks unspecified damages and a declaratory judgment requiring the Company to pay outstanding provider claims that are allegedly the Company’s responsibility under the expired contract with the contract. On May 8, 2009, we successfully filed a motion to remove the case to federal court. On September 18, 2009, a counterclaim was filed in the United States District Court, Southern District of Indiana, Indianapolis Division, in Civil Action No. 1:09-cv-0580 LJM. The counterclaims seek damages, interest and cost of suit related to claims of fraud, estoppel and breach of contract. We intend to vigorously defend the claims alleged by MDwise. Until the actions are withdrawn or settled, we may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees or other fees, the amounts of which are not estimable.

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

During the period July 10 to November 12, 2009, we sold and issued shares of our common stock and issued warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

•	On July 10, 2009, we sold 100,000 shares of our common stock to one accredited investor for aggregate proceeds of $25,000.

•

On July 20, 2009, we issued a warrant with a term of five years to purchase 100,000 shares of our common stock to a consultant in exchange for sales and marketing services provided to the Company pursuant to a consulting agreement with an effective date of July 20, 2009. The warrant may be exercised at a price equal to the market value of a share of our common stock on the date of issue, which was $0.72 per share, to the extent vested. The shares acquirable pursuant to the warrant vest in four equal amounts six months, 18 months, 30 months and 42 months following the warrant issuance date.

•

On August 24, 2009, we issued a warrant with a three year term to purchase 300,000 shares of our common stock to a key employee. The warrant may be exercised at a price equal to the market value of a share of our common stock on the date of issue, which was $0.52 per share, to the extent vested. In lieu of exercising this warrant by payment of cash, the holder may exercise this warrant by a cashless exercise. The shares acquirable pursuant to the warrant vest as follows:

•	75,000 vest at the warrant issuance date

•	75,000 vest 12 months after the warrant issuance date

•	75,000 vest 24 months after the warrant issuance date

•	75,000 vest 30 months after the warrant issuance date

•

On September 8, 2009, we issued 125,000 shares of our common stock in exchange for financial advisory and investment banking services provided to the Company by a vendor who accepted the shares in lieu of cash compensation. For these services we estimated a value of approximately $57,500, which will be amortized to expense ratably over the six month contract term.

•	On September 11, 2009, we issued 5,000 shares of our common stock in exchange for marketing services provided to us by a consultant.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

•

On September 14, 2009, we issued a warrant with a term of five years to purchase 300,000 shares of our common stock to a key employee. The warrant may be exercised at a price equal to the market value of a share of our common stock on the date of issue, which was $0.53 per share, to the extent vested. The shares acquirable pursuant to the warrant vest in three equal amounts 12 months, 24 months and 36 months following the warrant issuance date.

•

On September 21, 2009, we issued a warrant with a five year term to purchase 1,000,000 shares of our common stock to a consultant in exchange for serving as an advisor to our Board of Directors. The warrant may be exercised at a price equal to the market value of a share of our common stock on the date of issue, which was $0.55 per share, to the extent vested. The shares acquirable pursuant to the warrant vest as follows:

•	250,000 vest at the warrant issuance date

•	250,000 vest 12 months after the warrant issuance date

•	250,000 vest 24 months after the warrant issuance date

•	250,000 vest 36 months after the warrant issuance date

•

On November 11, 2009, we issued a warrant with a three year term to purchase 300,000 shares of our common stock to a key employee. The warrant may be exercised at a price equal to the market value of a share of our common stock on the date of issue, which was $0.38 per share, to the extent vested. In lieu of exercising this warrant by payment of cash, the holder may exercise this warrant by a cashless exercise. The shares acquirable pursuant to the warrant vest as follows:

•	75,000 vest at the warrant issuance date

•	75,000 vest 12 months after the warrant issuance date

•	75,000 vest 24 months after the warrant issuance date

•	75,000 vest 30 months after the warrant issuance date

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

ITEM 5.	OTHER INFORMATION

CURRENT REPORT ON FORM 8-K, ITEM 8.01—OTHER EVENTS

On November 11, 2009, our Board of Directors adopted the Comprehensive Care Corporation 2009 Equity Compensation Plan (the “2009 Plan” or the “Plan”). We intend to direct that a resolution to approve the 2009 Plan be submitted to our stockholders for their approval. Stockholder approval will be sought (i) so that compensation attributable to grants under the 2009 Plan may qualify for an exemption from the deduction limit under Section 162(m) of the Internal Revenue Code of 1986, as amended and the regulations promulgated thereunder (the “Code”) (see discussion of “Federal Income Tax Consequences” below), and (ii) in order to meet the requirements of the Code for incentive stock options (“ISOs”).

We currently maintain the 1995 Incentive Plan and the 2002 Incentive Plan (collectively, the “Prior Plans”). As of September 30, 2009, the total number of shares remaining available for issuance under the 2002 Incentive Plan was 375,000 shares and under the Non-employee Directors’ Stock Option Plan, 801,668 shares. There were no shares available for issuance under the 1995 Incentive Plan.

The material terms of the 2009 Plan are summarized below. A copy of the full text of the 2009 Plan is filed with this Quarterly Report on Form 10-Q as Exhibits 4.3. The following summary of the 2009 Plan is not intended to be a complete description of the 2009 Plan and is qualified in its entirety by the actual text of the 2009 Plan, which is incorporated herein by reference.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Material Features of the 2009 Plan

General. The 2009 Plan provides that grants may be made in any of the following forms:

•	incentive stock options (but only after stockholder approval);

•	nonqualified stock options;

•	stock units;

•	stock awards;

•	stock appreciation rights (“SARs”);

•	dividend equivalents; and

•	other stock-based awards.

The 2009 Plan authorize 10,000,000 shares of our common stock for issuance, subject to adjustment in certain circumstances as described below. The 2009 Plan provides that the maximum aggregate number of shares of our common stock with respect to which grants may be made to any individual during any calendar year is 1,000,000 shares, subject to adjustment in certain circumstances as described below. If dividend equivalents are granted a grantee may not accrue more than $1,000,000 of such dividend equivalents during any calendar year.

If, and to the extent options and SARs granted under the 2009 Plan terminate, expire or are cancelled, forfeited, exchanged or surrendered without being exercised or if any stock awards, stock units, or other stock-based awards, are forfeited, terminated, or otherwise not paid in full, the shares subject to such grants will become available again for purposes of the 2009 Plan. Shares surrendered in payment of the exercise price of an option will not become available again for issuance or transfer under the 2009 Plan. To the extent any grants are paid in cash, and not in shares of common stock, any shares previously subject to such grants will not count against the share limits under the 2009 Plan.

Administration. The 2009 Plan will be administered and interpreted by our Compensation and Stock Option Committee (the “Committee”). However, any grants to members of the Committee must be authorized by a disinterested majority of our Board of Directors. References to the Committee include our Board of Directors where appropriate. Ministerial functions may be performed by an administrative committee of our employees appointed by the Committee.

The Committee has the authority to (i) determine the individuals to whom grants will be made under the 2009 Plan, (ii) determine the type, size, terms and conditions of the grants, (iii) determine when grants will be made and the duration of any applicable exercise or restriction period, including the criteria for exercisability and the acceleration of exercisability, (iv) amend the terms and conditions of any previously issued grant, subject to the limitations described below and (v) deal with any other matters arising under the 2009 Plan. The Committee presently consists of Arthur K. Yeap (Chairman), Sharon Kay Ray, and Arnold B. Finestone, each of whom is a non-employee director.

Eligibility for Participation. All of our employees, non-employee directors, consultants and advisors who perform services for us and our subsidiaries are eligible to receive grants under the 2009 Plan. As of November 11, 2009, approximately 100 employees, four non-employee directors and ten consultants and advisors are eligible to receive grants under the 2009 Plan. The Committee is authorized to select the persons to receive grants from among those eligible and the Committee will determine the number of shares of our common stock that are subject to each grant.

Types of Awards allowable under the 2009 Plan.

Stock Options

Anyone eligible to participate in the 2009 Plan may receive a grant of non-qualified stock options (“NQSOs”). Only our employees and employees of our subsidiaries may receive a grant of ISOs. Any references to the grant of ISOs herein are references to grants or options following stockholder approval of the 2009 Plan.

The Committee will fix the exercise price per share of options on the date of grant. The exercise price of options granted under the 2009 Plan will not be less than the fair market value of our common stock on the date of grant. However, if the grantee of an ISO is a person who holds more than 10% of the total combined voting power of all classes of our outstanding stock,

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

the exercise price per share of an ISO granted to such person must be at least 110% of the fair market value of our common stock on the date of grant.

The Committee will determine the term of each option which shall not exceed 10 years from the date of grant. Notwithstanding the foregoing, if the grantee of an ISO is a person who holds more than 10% of the combined voting power of all classes of our outstanding stock, the term of the ISO may not exceed five years from the date of grant. To the extent that the aggregate fair market value of shares of our common stock, determined on the date of grant, with respect to which ISOs become exercisable for the first time by a grantee during any calendar year exceeds $100,000, such ISOs will be treated as NQSOs.

The Committee will determine the terms and conditions of options, including when they become exercisable. The Committee may accelerate the exercisability of any options. Except as provided in the grant instrument or as otherwise determined by the Committee, an option may only be exercised while a grantee is employed by or providing service to us or our subsidiaries or during an applicable period after termination of employment or service.

A grantee may exercise an option by delivering notice of exercise to the Company. The grantee will pay the exercise price and any withholding taxes for the option: (i) in cash, (ii) in certain circumstances as permitted by the Committee, by the surrender of shares of our common stock with an aggregate fair market value on the date the option is exercised equal to the exercise price, (iii) by payment through a broker in accordance with the procedures permitted by Regulation T of the Federal Reserve Board or (iv) by another method approved by our Committee. The 2009 Plan also include a net exercise feature to allow us to issue to a grantee on exercise of a nonqualified stock option, a net number of shares, by reducing the shares that would otherwise be issued on exercise by a number of shares with a fair market value equal to the difference between the exercise price and the current value. This will result in less shares being issued and sold into the market and will allow a grantee to exercise options without making a cash payment for the exercise of the options.

Stock Awards

The Committee may grant stock awards to anyone eligible to participate in the 2009 Plan. The Committee may require that grantees pay consideration for the stock awards and may impose restrictions on the stock awards. If restrictions are imposed on stock awards, the Committee will determine whether they will lapse over a period of time or according to such other criteria, including the achievement of specific performance goals, as the Committee determines.

The Committee will determine the number of shares of our common stock subject to the grant of stock awards and the other terms and conditions of the grant including whether the grantee will have the right to vote shares of our common stock and to receive dividends paid on such shares during the restriction period. Unless the Committee determines otherwise, all unvested stock awards are forfeited if the grantee’s employment or service is terminated for any reason.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Stock Units

The Committee may grant stock units to anyone eligible to participate in the 2009 Plan. Each stock unit provides the grantee with the right to receive a share of our common stock or an amount based on the value of a share of our common stock at a future date. The Committee will determine the number of stock units that will be granted, whether stock units will become payable based on achievement of performance goals or other conditions, and the other terms and conditions applicable to stock units.

Stock units may be paid at the end of a specified period or deferred to a date authorized by the Committee. If a stock unit becomes distributable, it will be paid to the grantee in cash, in shares of our common stock, or in a combination of cash and shares of our common stock, as determined by the Committee. All unvested stock units are forfeited if the grantee’s employment or service is terminated for any reason, unless the Committee determines otherwise.

The Committee may grant dividend equivalents in connection with grants of stock units made under the 2009 Plan. Dividend equivalents entitle the grantee to receive amounts equal to ordinary dividends that are paid on the shares underlying a grant while the grant is outstanding. The Committee will determine whether dividend equivalents will be paid currently or credited to a bookkeeping account as a dollar amount or in the form of stock units. Dividend equivalents may be paid in cash, in shares of our common stock or in a combination of the two. The terms and conditions of dividend equivalents will be determined by the Committee.

SARs

The Committee may grant SARs to anyone eligible to participate in the 2009 Plan. SARs may be granted in connection with, or independently of, any option granted under the 2009 Plan. Upon exercise of an SAR, the grantee will receive an amount equal to the excess of the fair market value of our common stock on the date of exercise over the base amount for the SAR. Such payment to the grantee will be in cash, in shares of common stock, or in a combination of cash and shares of common stock, as determined by the Committee.

The base amount of each SAR will be determined by the Committee and will be equal to the per share exercise price of the related option or, if there is no related option, an amount that is equal to or greater than the fair market value of our common stock on the date the SAR is granted. The Committee will determine the terms and conditions of SARs, including when they become exercisable. The Committee may accelerate the exercisability of any SARs.

Other Stock-Based Awards

The Committee may grant other stock-based awards, which are grants other than options, SARs, stock units, and stock awards. The Committee may grant other stock-based awards to anyone eligible to participate in the 2009 Plan. These grants will be based on or measured by shares of our common stock, and will be payable in cash, in shares of our common stock, or in a combination of cash and shares of our common stock. The terms and conditions for other stock-based awards will be determined by the Committee.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Qualified Performance-Based Compensation. The 2009 Plan permits the Committee to impose objective performance goals that must be met with respect to grants of stock units, stock awards, other stock-based awards or dividend equivalents granted to employees under the 2009 Plan, in order for the grants to be considered qualified performance-based compensation for purposes of Section 162(m) of the Code (see “Federal Income Tax Consequences” below). Prior to, or soon after the beginning of, the performance period, the Committee will establish in writing the performance goals that must be met, the applicable performance period, the amounts to be paid if the performance goals are met, and any other conditions.

Deferrals. The Committee may permit or require grantees to defer receipt of the payment of cash or the delivery of shares of our common stock that would otherwise be due to the grantee in connection with any stock units or other stock-based awards under the 2009 Plan. The Committee will establish the rules and procedures applicable to any such deferrals and may provide for interest or other earnings to be paid on such deferrals.

Adjustment Provisions. In connection with stock splits, stock dividends, recapitalizations and certain other events affecting our common stock, the Committee will make adjustments as it deems appropriate in the maximum number of shares of our common stock reserved for issuance as grants, the maximum number of shares of our common stock that any individual participating in the 2009 Plan may be granted in any year, the number and kind of shares covered by outstanding grants, the kind of shares that may be issued or transferred under the 2009 Plan, and the price per share or market value of any outstanding grants. Any fractional shares resulting from such adjustment will be eliminated. In addition, in the event of a change of control of the Company, the provisions applicable to a change in control will apply. Any adjustments to outstanding grants shall be consistent with Section 409A or Section 422 of the Code, to the extent applicable.

Change of Control. Unless the Committee determines otherwise, effective upon the date of the change of control:

•	all outstanding options and SARs will automatically accelerate and become fully exercisable;

•	the restrictions and conditions on all outstanding stock awards will immediately lapse; and

•	all stock units, dividend equivalents and other stock-based awards will become fully vested and will be paid at their target value, or in such greater amounts as the Committee may determine.

Notwithstanding the foregoing, in the event of a change of control, the Committee may take any of the following actions with respect to any or all outstanding grants under the 2009 Plan:

•

require that grantees surrender their options and SARs in exchange for payment by us, in cash or shares of our common stock as determined by the Committee, in an amount equal to the amount by which the then fair market value of the shares

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

subject to the grantee’s unexercised options and SARs exceeds the exercise price of the options or the base amount of the SARs, as applicable;

•	after giving grantees the opportunity to exercise their options and SARs, terminate any or all unexercised options and SARs at such time as the Committee deems appropriate; or

•

determine that outstanding options and SARs that are not exercised will be assumed by, or replaced with comparable options or rights by, the surviving corporation (or a parent or subsidiary of the surviving corporation), and other outstanding grants that remain in effect after the change of control will be converted to similar grants of the surviving corporation (or a parent or subsidiary of the surviving corporation).

In general terms, a change of control under the 2009 Plan occurs:

•	if a person, entity or affiliated group (with certain exceptions) acquires more than 50% of our then outstanding voting securities;

•

if we merge into another entity unless the holders of our voting shares immediately prior to the merger have at least 50% of the combined voting power of the securities in the merged entity or its parent;

•	if we sell or dispose of all or substantially all of our assets;

•	if we are liquidated or dissolved; or

•	if at least a majority of the Board at any time does not consist of individuals who were elected, or nominated for election, by directors in office at the time of such election or nomination.

Transferability of Grants. Only the grantee may exercise rights under a grant during the grantee’s lifetime. A grantee may not transfer those rights except by will or the laws of descent and distribution; provided, however, that a grantee may transfer a grant other than an ISO pursuant to a domestic relations order. The Committee may also provide, in a grant agreement, that a grantee may transfer NQSOs to his or her family members, or one or more trusts or other entities for the benefit of or owned by such family members, consistent with applicable securities laws, according to such terms as the Committee may determine.

Participants Outside of the United States. If any individual who receives a grant under the 2009 Plan is subject to taxation in a country other than the United States, the Committee may make the grant on such terms and conditions as the Committee deems appropriate to comply with the laws of the applicable country.

No Repricing of Options. Neither our Board nor the Committee can amend the 2009 Plan or options previously granted under the 2009 Plan to permit a repricing of options, without prior stockholder approval.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Amendment and Termination of the 2009 Plan. Our Board may amend or terminate the 2009 Plan at any time, subject to stockholder approval if such approval is required under any applicable laws or stock exchange requirements. The 2009 Plan automatically terminate on the day immediately preceding the tenth anniversary of the plan.

Stockholder Approval for Qualified Performance-Based Compensation. If stock awards, stock units, other stock-based awards or dividend equivalents are granted as qualified performance-based compensation under Section 162(m) of the Code, the 2009 Plan must be re-approved by our stockholders no later than the first stockholders meeting that occurs in the fifth year following the year in which our stockholders previously approved the 2009 Plan.

Grants Under the 2009 Plan. No grants have been made under the 2009 Plan. Grants under the 2009 Plan are discretionary, so it is not currently possible to predict the number of shares of our common stock that will be granted or who will receive grants under the 2009 Plan after the Annual Meeting.

The last reported sale price of a share of our common stock on November 11, 2009, was $0.38 per share.

Federal Income Tax Consequences of the 2009 Plan

The federal income tax consequences of grants under the 2009 Plan will depend on the type of grant. The following description provides only a general description of the application of federal income tax laws to grants under the 2009 Plan. This discussion is intended for the information of stockholders considering how to vote when asked to approve the Plan and not as tax guidance to grantees, as the consequences may vary with the types of grants made, the identity of the grantees and the method of payment or settlement. The summary does not address the effects of other federal taxes (including possible “golden parachute” excise taxes) or taxes imposed under state, local, or foreign tax laws.

From the grantees’ standpoint, as a general rule, ordinary income will be recognized at the time of delivery of shares of our common stock or payment of cash under the 2009 Plan. Future appreciation on shares of our common stock held beyond the ordinary income recognition event will be taxable as capital gain when the shares of our common stock are sold. The tax rate applicable to capital gain will depend upon how long the grantee holds the shares. We, as a general rule, will be entitled to a tax deduction that corresponds in time and amount to the ordinary income recognized by the grantee, and we will not be entitled to any tax deduction with respect to capital gain income recognized by the grantee.

Exceptions to these general rules arise under the following circumstances:

(i) If shares of our common stock, when delivered, are subject to a substantial risk of forfeiture by reason of any employment or performance-related condition, ordinary income taxation and our tax deduction will be delayed until the risk of forfeiture lapses, unless the grantee makes a special election to accelerate taxation under Section 83(b) of the Code.

(ii) If an employee exercises a stock option that qualifies as an ISO, no ordinary income will be recognized, and we will not be entitled to any tax deduction, if shares of our common stock acquired upon exercise of the stock option are held until the later of (A) one year from the date of exercise and (B) two years from the date of grant. However, if the employee disposes of the shares acquired upon exercise of an ISO before satisfying both holding period requirements, the employee will recognize ordinary income at the time of the disposition equal to the difference between the fair market value of the shares on the date of exercise (or the amount realized on the disposition, if less) and the exercise price, and we will be entitled to a tax deduction in that amount. The gain, if any, in excess of the amount recognized as ordinary income will be long-term or short-term capital gain, depending upon the length of time the employee held the shares before the disposition.

(iii) A grant may be subject to a 20% tax, in addition to ordinary income tax, at the time the grant becomes vested, plus interest, if the grant constitutes deferred compensation under Section 409A of the Code and the requirements of Section 409A of the Code are not satisfied.

Section 162(m) of the Code generally disallows a publicly held corporation’s tax deduction for compensation paid to its chief executive officer or certain other officers in excess of $1 million in any year. Qualified performance-based compensation is excluded from the $1 million deductibility limit, and therefore remains fully deductible by the corporation that pays it. We intend that options and SARs granted under the 2009 Plan will be qualified performance-based compensation. Stock units, stock awards, dividend equivalents, and other stock-based awards granted under the 2009 Plan may be designated as qualified performance-based compensation if the Committee conditions such grants on the achievement of specific performance goals in accordance with the requirements of Section 162(m) of the Code.

We have the right to require that grantees pay to us an amount necessary for us to satisfy our federal, state or local tax withholding obligations with respect to grants. We may withhold from other amounts payable to a grantee an amount necessary to satisfy these obligations. The Committee may permit a grantee to satisfy our withholding obligation with respect to grants paid in shares of our common stock by having shares withheld, at the time the grants become taxable, provided that the number of shares withheld does not exceed the individual’s minimum applicable withholding tax rate for federal, state and local tax liabilities.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

4.3	Comprehensive Care Corporation 2009 Equity Compensation Plan

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION
November 13, 2009
	By	/S/ JOHN M. HILL
John M. Hill
President and Co-Chief Executive Officer
(Principal Executive Officer)

	By	/S/ CLARK A. MARCUS
Clark A. Marcus
Chairman and Co-Chief Executive Officer
(Principal Executive Officer)

	By	/S/ GIUSEPPE CRISAFI
Giuseppe Crisafi
Chief Financial Officer
(Principal Financial Officer)