Form 10-K
period 2009-12-31
COMPREHENSIVE CARE CORP
filed 2010-04-15
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the calendar year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2009 was approximately $8,912,000 based on the closing price of $0.70 of the common stock on June 30, 2009, as reported on the Over-The-Counter Bulletin Board. This amount excludes approximately 26.9 million shares of common stock held by officers, directors, and persons owning 5% or more of our outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On April 9, 2010, the Registrant had 40,244,089 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this Annual Report on Form 10-K and in our other reports, Securities and Exchange Commission (“SEC”) filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements concerning the projected successful integration of the operations of Core Corporate Consulting Group, Inc. (“Core”) into the business of CompCare (as defined below), the continuing success that Core is expected to have in marketing its products, the potential represented by ethnic markets and the overall performance of the healthcare market, our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, predictions of anticipated health care costs, growth and expansion, and the ability to obtain new behavioral healthcare contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements, and presentations. These risks and uncertainties include, among others, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, the profitability of our capitated contracts, cost of care, seasonality, CompCare’s ability to obtain additional financing, our ability to renegotiate or extend expiring customer contracts, the risk that any definitive agreements or additional business will result from letters of intent entered into by us, and other risks detailed from time to time in our SEC reports.

OVERVIEW

GENERAL

Established in 1969, Comprehensive Care Corporation, a Tampa-based Delaware corporation (“CompCare”, “we” or the “Company”), provides managed care services in the behavioral health and psychiatric fields. We manage the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. We also provide prior and concurrent authorization for physician-prescribed psychotropic medications. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. As a result of an acquisition in January 2009 of Core Corporate Consulting Group, Inc. (“Core”) as part of our effort to refocus our product offerings, we now market a variety of health related products, insurance, and discount plans.

The Company prides itself on providing personalized attention, a commitment to high-quality services, and innovative approaches to behavioral health that address specific needs of clients in a changing healthcare environment. In 1999 we were awarded our first National Committee for Quality Assurance (“NCQA”) accreditation, which we have consistently maintained ever since.

The services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), and inpatient and crisis intervention services. We have a network of over 21,000 contracted providers in the following areas: psychiatrists, psychologists, therapists, other licensed healthcare professionals, psychiatric hospitals, general medical facilities with psychiatric beds, Residential treatment centers and other treatment facilities. The acquisition of Core and subsequent re-structuring (elimination of non-performing contracts and recapitalization) has allowed us to become a stronger player in the behavioral healthcare managed care market. We are in the process of expanding our CompCare ancillary products and services, which are high margin products and services designed to better serve existing clients and to create a distinct competitive advantage in offerings to new customers.

New Management Team/Ownership/Strategic Plan

Clark Marcus and Joe Crisafi and their financial partners joined the Company in the winter of 2008-09 with the goal of unlocking the full potential of CompCare. In January 2009, this team led by Mr. Marcus successfully negotiated the acquisition of a controlling stake in CompCare. Immediately thereafter, we completed the merger of Core with CompCare, expanding our product offerings. In connection with this acquisition we further transformed our Board of Directors by appointing Arnold B. Finestone, Sharon Kay Ray, Joshua I. Smith, and Arthur K. Yeap directors. In addition, we appointed

Clark Marcus as Chairman & Co-Chief Executive Officer (“Co-CEO”), John Hill as Co-CEO, and Joe Crisafi as Chief Financial Officer (“CFO”). The new management team began work immediately to increase capital, raising approximately $7.5 million in private placements during 2009. During the year ended December 31, 2009, some of our larger stockholders provided the additional funds necessary to allow us to accelerate our transformation. In addition to our new financing, we undertook a major restructuring whereby over $20 million worth of non-performing (negative returns) contracts were systematically eliminated allowing us to focus our efforts on profitable, well structured care arrangements and ensuring continued invitations from prospective new clients to bid on their managed behavioral contracts.

During the second half of 2009, we submitted eight significant bids to prospective new customers for behavioral healthcare business. These bids resulted in six new contracts with annual revenues totaling $11.2 million which are scheduled to begin during the first two quarters of 2010. One of our new contract partners and one of our existing clients are planning for significant growth in 2010 and we believe we can expand our provider network and grow along with our clients. As a result, we expect to expand into 19 new states over the course of 2010 and open new geographical markets for CompCare.

As a result of these measures, as of March 31, 2010, CompCare provides behavioral healthcare services to approximately 800,000 members.

MARKET OPPORTUNITIES

CompCare markets to regional health maintenance organizations (“HMOs”) that do not have their own behavioral health network. These HMOs will contract with a managed behavioral healthcare organization (“MBHO”) to obtain access to behavioral healthcare professionals, claims processing, case management and better-integrated behavioral healthcare. The HMOs engage an MBHO on a fixed fee paid on a per-member-per-month (“PMPM”) basis. Often, the PMPM will include the cost of care, which are the costs paid out to the providers and for pharmaceuticals. Such an arrangement is known as a capitated fee contract and the MBHO bears the risk/reward of the costs associated with higher or lower utilization of care. If the PMPM excludes the cost of care, the MBHO is essentially providing a fee for service or administrative service only (“ASO”) contract. In such a case, the MBHO is generally not at risk of over/under utilization.

The majority of small regional HMOs require capitated fee contracts, thereby fully outsourcing the operational and risk of the behavioral piece of their client healthcare delivery. As a result of the risks, HMOs typically require strong financials from MBHOs to ensure that they can meet the risks of the contracts.

Primarily through Comprehensive Behavioral Care, Inc. (“CBC”) and its subsidiaries, we provide managed care services in the behavioral health and psychiatric fields. Recent federal and state legislation provides a new focus for CBC in specialty behavioral health care areas such as Autism Spectrum Disorders (“ASD”) and Attention Deficit Disorder (“ADD”). Additionally, CBC provides analytic services for its health plan customers to integrate medical claims data and pharmacy data into actionable information so patient care can be coordinated cost effectively. We coordinate and manage the delivery of a continuum of psychiatric and substance abuse services and products to:

•	commercial members;

•	Medicare members;

•	Medicaid members; and

•	CHIP members;

on behalf of:

•	health plans;

•	government organizations;

•	third-party claims administrators;

•	commercial purchasers; and

•	other group purchasers of behavioral healthcare services.

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

•

fee-for-service (“FFS”) and capitated ASO arrangements where we may manage behavioral healthcare programs or perform various managed care services, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs.

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

The following table sets forth our managed care revenue, segregated by category, for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

At-risk revenue	$10,981,000	$34,117,000	$36,295,000
% of total revenues	78%	97%	97%
% of total member lives	63%	89%	91%

At-risk and FFS Pharmacy revenue	$828,000	$31,000	$27,000
% of total revenues	6%	0%	0%
% of total member lives	1%	1%	0%

Other FFS and ASO revenue	$2,337,000	$1,008,000	$1,078,000
% of total revenues	16%	3%	3%
% of total member lives	36%	10%	9%

Over the past several years we have experienced a trend where our clients prefer to contract for services on an at-risk basis instead of on an ASO basis. During 2009 we placed more focus on our ASO contracts to obtain a better balance of risk and non-risk clients.

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

We manage programs through which services are provided to recipients in ten states and Puerto Rico. Our programs and services include:

•	fully integrated capitated behavioral healthcare services;

•	analytic services for medical and pharmacy claims for medical integration of behavioral and medical care coordination;

•	specialty programs for care coordination of ASD, ADD, and psychotropic drugs with analytic services for all claims data;

•	case management/utilization review services;

•	administrative services management;

•	preferred provider network development;

•	management and physician advisor reviews; and

•	overall care management services.

We provide prior and concurrent authorization for physician-prescribed psychotropic medications for a Medicaid HMO in Michigan and a Medicare health plan in Puerto Rico. Members are generally directed to us by their employer, health plan, or physician and receive an initial authorization for an assessment. Based upon a member physician’s initial assessment, a treatment plan is established for the member.

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

ANCILLARY PRODUCTS

Through our subsidiary Core, we provide healthcare related ancillary products through various distribution channels.

Our Ancillary products include:

➢	LifeGuide247™ -	This is a 24-hour service that provides guidance through life’s difficult situations, such as job stress, financial troubles, relationships, grievance and simple legal matters. Service is available online or by telephone.

➢	Emergency Vital Records -	This product provides access to members’ vital medical records to emergency responders in the case of an emergency. Paramedics and emergency room practitioners can now access a member’s medical records quickly and easily in cases where the member may not be able to provide key information at such a critical time. The product provides answers to 25 key questions patients need to provide an emergency room. We have immediate interest in this product.

➢	Home Warranty Program -	This is a home warranty program and is available in three different coverage levels. It provides repair and protection for home appliances, electrical, plumbing, lock repair, etc.

➢	Vision/Dental/Medical -	These are inexpensive discount programs that are low cost to us but provide an excellent annuity.

➢	Other Insurance Products -	Through our relationship with Careington International, we have access to a full suite of insurance products. We will begin marketing these additional products to our existing customer base.

➢	Pharmacy Discounts -	This is a prescription discount program. The program incorporates two tiers. Tier one is a free card that gives discounts on prescription drugs. Tier two provides deeper discounted rates on name brand and generic prescription drugs. Tier two requires the payment of a monthly fee by members.

RECENT DEVELOPMENTS

During the period from January 1 through April 1, 2010, we added five new clients and significantly expanded services to one existing client. In the aggregate, we will manage an additional 275,000 lives on an at-risk and ASO basis for health plans servicing Medicaid, Medicare, CHIP, Healthy Families and commercial members. We estimate aggregate revenues of approximately $8.0 million from these new contracts in 2010 and approximately $11.2 million in annual revenues thereafter.

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

Under such at-risk capitation arrangements, our profit is a function of utilization and the amount of claims payments made to our network providers. We perform periodic reviews of our current client contracts to determine profitability. In the event a contract is not profitable, we may seek to revise the terms of the contract or to terminate the agreement in accordance with its terms.

During the year ended December 31, 2009, we provided services under at-risk capitated arrangements for Medicaid patients in Michigan and Texas and CHIP patients in Texas and Pennsylvania. Such services generated approximately 78% of our behavioral healthcare operating revenue.

Our Medicare, Medicaid and CHIP contracts are subject to agreements with our HMO clients whose contracts with the various governmental agencies may be subject to renegotiation at the election of the specific agency.

Over eighty percent of our operating revenue is currently concentrated, and has been concentrated in past fiscal years, in contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, may adversely impact our financial results.

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

We provide our core product, outsourced behavioral healthcare management, to health plans, government entities, and other entities. We focus on continually developing and providing innovative and cost effective solutions to our customers. We expect the demand for our services to increase in the future in response to governmental legislative changes such as the passage of the 2009 economic stimulus legislation, which requires mental health and substance abuse benefits be paid at the same level as medical benefits. In addition, we believe the 2009 extension and expansion of the Children’s Health Insurance Program will generate additional business for us. We also believe the continuing shift in demographics of the U.S. population towards an older population will increase the number of Medicare beneficiaries such that Medicare expenditures are expected to almost double to a cost of $962 billion in the year 2018. Enrollment in Medicare Advantage Plans, which comprise approximately 12% of our covered lives as of February 28, 2010, is also expected to increase with these plans anticipated to reach a coverage level of 25% of all Medicare beneficiaries in the near future. Finally, 15 states have passed legislation requiring insurers to provide coverage of the case management of ASD. Mental health expertise continues to be critical to successful management of healthcare costs, and of particular importance to managing the care of populations with specific needs and we believe we are well positioned for the growth in this sector of the market.

Our acquisition of Core in early 2009 has enabled us to expand our product offerings to include Core’s health-related products under its Medquip™ brand name, insurance and discounted health products branded as Core Advantage™, and durable health and non-health related goods. Our use of traditional and non-traditional distribution channels allows us to focus on our target markets of the uninsured, the underinsured, and underserved ethnic groups. We believe the customer base of each company will provide cross-selling opportunities leading potentially to greater revenue, and the ability of the combined companies to realize synergies that we anticipate will lead to greater profit margins.

PROVIDER NETWORK

As of April 1, 2010, we had approximately 21,000 behavioral healthcare practitioners in our network located in 39 states and in Puerto Rico.

Our managed behavioral healthcare services are provided by contracted providers, including behavioral healthcare professionals and facilities. Our behavioral healthcare professionals include a variety of specialized behavioral healthcare personnel, such as:

•	psychiatrists;

•	psychologists;

•	therapists;

•	licensed clinical social workers;

•	substance abuse counselors; and

•	other licensed healthcare professionals.

The facilities we provide our services to include:

•	psychiatric hospitals;

•	general medical facilities with psychiatric beds;

•	residential treatment facilities; and

•	other treatment facilities.

Outpatient providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Outpatient providers typically enter into contracts with us under which they are generally paid on a fee-for-service basis.

Our provider network also includes contractual arrangements with intensive outpatient facilities, partial hospitalization facilities, community health centers, and other community-based facilities. Our contracts with facilities are on a per diem or fee-for-service basis and, in some cases, on a “case rate” basis, whereby a fixed amount is paid irrespective of the amount of services provided.

COMPETITION

The behavioral healthcare industry is very competitive and provides products and services that are price sensitive. Competitors include both freestanding MBHOs as well as HMOs and insurers with internal behavioral health units or subsidiaries. Many of these competitors have revenues, financial resources, and membership bases that are substantially larger than ours. The extent of competition results in significant pricing pressures which limits our revenue growth. Accordingly, we expect our future growth to come from our expansion into new states and the sale of our ancillary products to our existing and new customers.

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

GOVERNMENT REGULATION

We are subject to extensive and evolving state and federal regulations relating to the nation’s mental health system, as well as changes in Medicaid and Medicare reimbursement that could have an effect on our profitability. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably between states. As a result, we may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services. We hold licenses or certificates to perform utilization review and/or third party administrator (“TPA”) services in:

•	Connecticut;

•	Florida;

•	Georgia;

•	Illinois;

•	Indiana

•	Maryland;

•	Michigan;

•	Pennsylvania; and

•	Texas.

Some of the services provided by our managed behavioral healthcare subsidiaries may be subject to such licensing requirements in other states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that we will qualify to obtain or renew such licenses. In some of the states in which we provide services, entities that assume risk under contract with licensed insurance companies or health plans that retain ultimate financial responsibility have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in certain states. If the regulatory positions of these states change, our business could be materially affected until such time as we meet the regulatory requirements. We cannot quantify the potential effects of additional regulation of the managed care industry, but such costs may have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

As of December 31, 2009, we managed approximately 906,000 lives in connection with behavioral and substance abuse services covered through Medicare and Medicaid programs in Michigan, Florida and California, Medicare programs in Connecticut and Puerto Rico, and CHIP programs in Texas and Pennsylvania. Any significant changes to Medicare, Medicaid or CHIP funding would likely affect our reimbursement and overall profitability.

ACCREDITATION

The NCQA provides information about the quality of national managed care plans to enable consumers to evaluate health plan performance. To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, NCQA has developed an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators, and consumers. The Standards for Accreditation of MBHOs used by NCQA reviewers to evaluate an MBHO address the following areas: quality improvement, utilization management, credentialing, members’ rights and responsibilities, and preventative care. These standards validate that an MBHO is founded on principles of quality and is continuously improving the clinical care and services it provides. NCQA utilizes the Health Plan Employer Data and Information Set, which is a core set of performance measurements developed to respond to complex but clearly defined employer needs as standards for patient care and customer satisfaction.

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

MANAGEMENT INFORMATION SYSTEMS

All of our health plans information technology and systems operate on a single platform. This approach avoids the costs associated with maintaining multiple systems and improves productivity. The open architecture of the systems gives us the ability to transfer data from other systems thereby facilitating the integration of new health plan business. We use our information system for claims processing, utilization management, reporting, cost trending, planning, and analysis. The system also supports member and provider service functions, including:

•	enrollment;

•	member eligibility verification;

•	provider rosters;

•	claims status inquiries; and

•	referrals and authorizations.

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

MARKETING AND SALES

Our marketing and sales efforts are led by our Co-CEOs, Senior Vice President of Business Development and Executive Vice President for Sales and Marketing Operations. In addition, we utilize consultants for direct sales to commercial, Medicaid, and Medicare prospective clients. We will continue to dedicate resources to expand our sales staff and marketing efforts as necessary.

CompCare’s sales strategy focuses on matching our solutions to the needs identified by our potential clients. Examples of developing customer solutions include our ASD, ADD, and pharmacy analytics programs that offer unique solutions for our customers. Sales are highly technical and complex, involving many stakeholders within an organization. The sales cycle is typically 12 to 18 months. Sales leads may be generated by our business development staff, our operations staff, consultants, cold calls, prior business relationships, or recommendations from existing clients. We attend trade shows within geographic areas in which we conduct business and reach out to contacts known to us, our consultants, and our investors. In addition, we maintain permanent marketing outreach through our website, www.compcare.com.

ADMINISTRATION AND EMPLOYEES

Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and member service functions. Provider management, account management, and certain clinical and utilization management functions are also performed in our Texas office and by employees located in Michigan. As of December 31, 2009, we employed 78 full-time employees and four part-time employees.

AVAILABLE INFORMATION

Our stockholder website can be found at www.compcare-shareholders.com. We make available free of charge, through a link to the SEC Internet site, our annual, quarterly, and current reports, and any amendments to these reports, as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4, and 5. Information contained on our website or linked through our website is not part of this Annual Report on Form 10-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Our Board of Directors has two committees, an audit committee and a compensation and stock option committee. Each of these committees has a formal charter which has been filed as an exhibit to this Annual Report on Form 10-K. Any references to our stockholder website and the SEC’s website above are intended to be inactive textual references only, and the contents of those Web sites are not incorporated by reference herein.

In addition, you may request a copy of the foregoing filings and charters at no cost by writing us at the following address or telephoning us at the following telephone number:

Comprehensive Care Corporation

3405 W. Dr. Martin Luther King Jr. Blvd

Suite 101

Tampa, Florida 33607

Attention: Investor Relations

Tel: (813) 288-4808

CODE OF ETHICS

We have adopted a code of ethics applicable to all of our employees, including our principal executive officers, principal financial officer, principal accounting officer and persons performing similar functions. The text of our code of ethics can be found on our website at www.compcare-shareholders.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our website.

ITEM 1A.	RISK FACTORS

You should carefully consider and evaluate all of the information in this Annual Report on Form 10-K, including the risk factors listed below. Risks and uncertainties in addition to those we describe below, that may not be presently known to us, or that we currently believe are immaterial, may also harm our business and operations. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this report.

Risks related to our business

We may not be able to successfully implement our modified business strategy.

Our merger with Core in January 2009 resulted in the addition of a variety of health-related products to our currently offered managed behavioral healthcare services. Sales of the new products during 2009 have been slower than expected and we may not be successful in our efforts during 2010 to market the products and achieve the revenue and profit margins anticipated at the time of the merger.

We may not be able to accurately predict utilization of our at-risk contracts, which could result in contracts priced at levels insufficient to ensure profitability.

Managed care operations are at risk for costs incurred to provide agreed upon levels of service. Failure to anticipate or control costs could have material, adverse effects on our business. A very large percentage of our services are provided on an at-risk capitation basis, which exposes us to significant risk that contracts negotiated and entered into may ultimately be unprofitable if utilization levels require us to provide services at a cost in excess of the capitation rates we receive for the services.

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

We may be subject to fines and penalties being assessed to us by our clients or by a regulatory agency.

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

We also depend on a third-party provider of application services for our core business application. Any sustained disruption in their services to us would have a material negative effect on our business.

We are subject to intense competition that may prevent us from gaining new customers or pricing our contracts at levels sufficient to achieve gross margins to ensure profitability.

We are continually pursuing new business. Many of our competitors are significantly larger and better capitalized than us, and the smaller size and financial condition of our company has proved a deterrent to some prospective customers. Additionally, we will likely have difficulty in matching the financial resources expended on marketing characteristic of our competitors. As a result, we may not be able to successfully compete in our industry. Our major competitors include Magellan Health Services, United Behavioral Health, ValueOptions, MHNet, FHC and APS Healthcare.

We will require additional funding, and we cannot guarantee that we will find adequate sources of capital in the future or that we will be able to continue as a going concern.

We cannot assure you that our existing cash and cash equivalents will be sufficient to fund our business. We expect to obtain these funds from operating activities and financing activities that may include equity or debt financing, which could dilute stockholder ownership. We cannot provide assurance that additional funding will be available on acceptable terms, if at all.

Failure to achieve profitable operations and positive cash flows from operations during 2010 would adversely affect our ability to achieve our business objectives and may require us to raise additional funds that may include equity or debt financing. There can be no assurance as to the availability of needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to us. The inability or failure to raise funds before our available cash is depleted will have a material adverse effect on our business and may raise doubt as to our ability to continue as a going concern.

Our ability to utilize net operating loss carryforwards may be limited.

As of December 31, 2009, we had net operating loss carryforwards (“NOLs”), of approximately $19.4 million for federal income tax purposes that will begin to expire in 2022. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

We underwent such ownership changes in each of June 2005, January 2007, and January 2009. Any future ownership changes can impose the application of another Section 382 limitation on our federal NOLs and can reduce the amount of NOLs we can utilize in a year if the market value of our stock were to decline significantly prior to an ownership change. Such an event may have an adverse impact on our anticipated future cash flow if we have taxable income in the future.

Our sales cycle is long, which complicates our ability to predict our growth.

The sales and implementation process for our services is lengthy and requires us to commit substantial time and other resources to efforts that may or may not yield new business. Our sales cycle has generally ranged from 12 to 18 months from our initial contact to an executed contract. Accordingly, it may be difficult to replace lost business quickly.

We are dependent on a limited number of customers, and a loss or reduction in business of any one could have a material adverse effect on our working capital and results of operations.

For the year ended December 31, 2009, we provided behavioral healthcare services to the members of six health plans under contracts that on a combined basis represented approximately 84% of our managed care operating revenue. The loss of one or more of these clients, unless replaced by new business, would negatively affect our financial condition. During 2009, we experienced the loss of a major customer in Michigan, which provided approximately 10% of our managed care operating revenue for 2009. As a result, we experienced lower operating margins and profitability. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice.

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

We may be unable to attract and retain qualified personnel.

The success of our business is largely dependent on the skills, experience and performance of key members of our senior management team. We believe our ability to attract and retain highly skilled and qualified technical, managerial, and marketing personnel will determine whether we meet our goals. The market for highly skilled sales, marketing and support personnel is highly competitive as a result of the limited availability of technically qualified personnel with the requisite understanding of the markets which we serve. The inability to hire or retain qualified personnel may hinder our ability to implement our business strategy and may harm our business.

Our growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

Our expected growth in our operations will place a significant strain on our management, administrative, operational, and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute our business plan and our business and operations may be adversely impacted.

Our profitability could be adversely affected if the value of our intangible assets and goodwill is not fully realized.

Our total assets at December 31, 2009 reflect goodwill of approximately $12.2 million, representing approximately 80% of our total assets. We completed our annual impairment analysis of goodwill as of December 31, 2009 and noted no impairment.

At December 31, 2009, identifiable intangible assets (customer contracts, provider networks and NCQA accreditation) totaled approximately $1.0 million. Intangible assets are amortized over their estimated useful lives, which we have estimated at approximately three years. The amortization period used may differ from those used by other entities. In addition, we may be required to shorten the amortization period for intangible assets in future periods based on changes in our business. There can be no assurance that such goodwill or intangible assets will be realizable.

We evaluate, on a regular basis, whether for any reason the carrying value of our intangible assets and other long-lived assets may no longer be completely recoverable, in which case a charge to earnings for impairment losses could become necessary. When events or changes in circumstances occur that indicate the carrying amount of long-lived assets may not be recoverable, we assess the recoverability of long-lived assets other than goodwill by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Any event or change in circumstances leading to a future determination requiring write-off of a significant portion of unamortized intangible assets or goodwill would adversely affect our profitability.

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options, could result in unfavorable accounting charges.

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results, and may even retroactively affect previously reported transactions.

The holders of our 7  1/2% convertible subordinated debentures (“debentures”) due 2010 may be unwilling to negotiate an extension to the maturity date of these debentures.

We are currently attempting to negotiate an extension to the maturity date of our debentures, which were due April 15, 2010 but were not repaid. If these negotiations are not successful, we will be in default under the terms of these debentures. We may be subject to litigation or other remedies as a result of this default.

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

Many managed care companies, including 16 of our existing clients, provide services to groups covered by Medicare, Medicaid and/or CHIP programs. Such federal and state controlled programs are susceptible to annual changes in reimbursement rates and eligibility requirements that could ultimately affect companies such as CompCare.

As of December 31, 2009, we managed approximately 906,000 lives in connection with behavioral and substance abuse services covered through Medicare and Medicaid programs in Michigan, Florida and California; Medicare in Connecticut and Puerto Rico; and CHIP programs in Texas and Pennsylvania. Any changes in Medicare, Medicaid, and/or CHIP reimbursement could ultimately affect us through contract bidding and cost structures with the health plans first impacted by such changes. If we are unable to adapt to the differing needs of our Medicare members and the Medicare regulations, we may be unsuccessful in managing this line of business.

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

We are required to hold licenses or certificates to perform utilization review and/or TPA services in Connecticut, Florida, Georgia, Indiana, Illinois, Maryland, Michigan, Pennsylvania, and Texas. Additional utilization review or TPA licenses may be required in the future, and we may not qualify to obtain new licenses or renew existing licenses. In many states in which we provide services, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, our business could be materially affected until such time as we are able to meet the regulatory requirements, if at all. Additionally, some states may decide to contract directly with companies such as ours for managed behavioral healthcare services, in which case they may also require us to maintain financial reserves or net worth requirements that we may not be able to meet. Currently, we cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

Healthcare reform may significantly reduce our revenues and profitability.

The U.S. Congress has passed legislation that, among other things, could limit funding to our clients. We cannot predict the effect of this legislation on our business.

We are subject to federal statutes prohibiting false claims.

The Federal False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. While we do not directly provide services to beneficiaries of federally funded health programs and, accordingly, do not submit claims to the federal government, we do provide services to health plans that could become involved with false claims, which could result in allegations against us as well.

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

Risks related to our common and preferred stock

Our Series C Convertible Preferred stockholders have significant rights and preferences over the holders of our common stock.

Our Series C Convertible Preferred stockholders are entitled to receive dividends when declared by our Board of Directors before dividends are paid on our common stock. The holders also have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up. The aggregate amount of that senior claim is approximately $3,600,000, which will increase as our preferred stock accrues dividends or if we issue additional shares of such preferred stock. In addition, each Series C Convertible Preferred stockholder is entitled to vote together with the holders of our common stock on an “as converted” basis. The holders of our Series C Convertible Preferred Stock have other rights and preferences, including the following:

•	to designate representatives to appoint a majority of our Board of Directors;

•	to prevent the creation and issuance of capital stock with rights equal to or superior to those of the Series C Preferred Convertible Stock;

•	to prevent alteration of the rights of the Series C Preferred shares or an increase in the authorized number of shares of common stock;

•	prior consent for a sale or merger including a material portion of our assets or business; and

•	prior consent before entering into any single or series of related transactions exceeding $5,000,000 or incurring any debt in excess of $5,000,000.

These rights and preferences could adversely affect our ability to finance future operations, satisfy capital needs or engage in other business activities that may be in our interest.

If issued, holders of our Series D Convertible Preferred Stock would have significant rights and preferences over the holders of our common stock.

At December 31, 2009, warrants were outstanding and exercisable allowing the purchase of 290 shares of our Series D Convertible Preferred Stock. If exercised, the holders of our Series D Convertible Preferred stock would have rights and preferences subordinate to the holders of our Series C Preferred Stock but senior to the holders of our common stock. Such preferences would include the right to receive dividends prior to the holders of the common stock, paid at an amount equal to 50% of the dividend declared with respect to each common share and multiplied by 100,000, the number of common shares into which each Series D Convertible Preferred share is entitled to convert. In addition, the Series D Convertible Preferred Stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up. Each Series D Convertible Preferred stockholder would additionally be entitled to vote together with the holders of our common stock. If issued, each Series D Convertible Preferred share (which is convertible into 100,000 shares) is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such common shares. At December 31, 2009, no shares of our Series D Convertible Preferred Stock were issued.

The price of our common stock may be adversely affected by our small public capitalization.

The size of our public market capitalization is relatively small, and the volume of our shares that are traded is low. These factors could cause significant fluctuation in the trading of our stock, which may adversely affect the price and volatility of our common stock.

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

Shares reserved for future issuance upon the conversion of our preferred stock, subordinated debentures, options, warrants, and convertible promissory notes will cause dilution to our common stockholders.

As of December 31, 2009, 41,908,797 shares of our common stock were reserved for the potential conversion of our Series C and Series D Convertible Preferred Stock, subordinated debentures, and convertible promissory notes. In addition, 16,855,668 shares of our common stock were reserved for the possible exercise of stock options and warrants and for the future issuance of options under existing stock option plans. Our stockholders would experience significant dilution of their investment upon conversion or exercise of these securities.

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

As a publicly-traded company, we incur legal, accounting, and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC and the Financial Industry Regulatory Authority.

We may raise additional funds in the future through issuances of securities and such additional funding may be dilutive to stockholders or impose operational restrictions.

To fund acquisitions, sales expansions and our operations, we may raise additional capital in the future through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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

Our stock price may be volatile, which may result in losses to our stockholders.

Stock markets are susceptible to significant price and trading volume fluctuations, and the market prices of companies listed on the OTC Bulletin Board® (“OTCBB”) have been especially volatile in the past. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results;

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•	changes in operating and stock price performance of other companies in our industry;

•	additions or departures of key personnel; and

•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future.

As of March 31, 2010, approximately 30 million or 76% of our registered securities are beneficially owned by eight persons or groups. Sales of substantial amounts of these securities, when sold, could reduce the market price of our common stock. This could cause the market price of our common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our common stock.

ITEM 2.	PROPERTIES

We do not own any real property. We lease our Tampa corporate office and Texas office. In our Tampa office we maintain clinical operations, business development, accounting, reporting and information systems, and provider and member service functions. Provider service, account management, and certain clinical functions are also performed in our Texas office. The following table sets forth certain information regarding our leased properties as of December 31, 2009. The lease for our Texas office is a full service lease under which we bear only those costs of operations and property taxes exceeding the base-year expenses. The Florida lease monthly base rent covers all services and property taxes. We believe our current office space is suitable and adequate to meet our existing needs and that additional facilities will be available for lease to meet our future needs.

Name and Location	Lease Expires	Monthly Base Rent (in Dollars)

Corporate Headquarters, Regional, Administrative, and Other Offices
Tampa, Florida, Corporate Headquarters	2010	$36,978
Grand Prairie, Texas	2010	3,086

ITEM 3.	LEGAL PROCEEDINGS

A complaint entitled “MDwise, Inc. vs. Comprehensive Behavioral Care, Inc.” was filed against us in April 2009 in the Marion County Superior Court in Indiana by MDwise, Inc. (“MDwise”), our former client. The complaint seeks unspecified damages and a declaratory judgment requiring CBC to pay outstanding provider claims that are allegedly CBC’s responsibility under the expired contract with the customer. On May 8, 2009, we successfully filed a motion to remove the case to federal court. On September 18, 2009, MDwise filed a counterclaim seeking damages, interest and cost of suit related to claims of fraud, estoppel and breach of contract. We intend to vigorously defend the claims alleged by MDwise. Until the actions are withdrawn or settled, we may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees.

The Company initiated an action against Jerry Katzman in July 2009 in the U.S. District Court for the Middle District of Florida alleging that Mr. Katzman, a former director, fraudulently induced the Company to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement. In December 2009, Mr. Katzman filed an answer and counterclaim. The counterclaim requests judgment in Mr. Katzman’s favor and compensatory damages to remedy alleged breaches of contract by the Company. We have and will continue to vigorously pursue our allegations and defend against the claims alleged by the defendant. Until the actions are withdrawn or settled, we may incur further legal fees and may be subject to awards of compensatory damages and defendant’s attorney fees.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information - Our common stock is traded on the OTCBB under the symbol CHCR. The following table sets forth the range of high and low bid quotations for the common stock, as reported by the OTCBB, for the fiscal quarters indicated. The market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

		Price
YEAR		HIGH	LOW
2008	FIRST QUARTER	$0.70	0.45
	SECOND QUARTER	0.59	0.30
	THIRD QUARTER	0.47	0.25
	FOURTH QUARTER	0.51	0.15

2009	FIRST QUARTER	$0.95	0.45
	SECOND QUARTER	0.91	0.31
	THIRD QUARTER	0.75	0.36
	FOURTH QUARTER	0.60	0.30

(b)	Holders - As of April 9, 2010, we had 1,136 holders of record of our common stock.

(c)	Dividends - We did not pay any cash dividends on our common stock during the years ended December 31, 2009, 2008 and 2007 and do not contemplate the initiation of payment of any cash dividends in the foreseeable future. In the event that we do pay dividends, the holders of record of our Series C Convertible Preferred Stock are entitled to receive such dividends in preference to the holders of our common stock and any of our equity securities ranking junior to our Series C Convertible Preferred Stock, when and if declared by our Board of Directors. If declared, holders of our Series C Convertible Preferred Stock will receive dividends in an amount equal to the amount that would have been payable had the Series C Convertible Preferred Stock been converted into shares of our common stock immediately prior to the declaration of such dividend. No dividends shall be authorized, declared, paid or set apart for payment on any class or series of our stock ranking, as to dividends, on a parity with or junior to the Series C Convertible Preferred Stock for any period unless full cumulative dividends have been, or contemporaneously are, authorized, declared, paid or set apart in trust for such payment on the Series C Convertible Preferred Stock. In addition, as long as a majority of the 14,400 shares of our Series C Convertible Preferred Stock are outstanding, we cannot declare or pay any dividend or other distribution with respect to any equity securities without the affirmative vote of holders of at least 50% of the outstanding shares of Series C Convertible Preferred Stock.

(d)	Securities Authorized for Issuance under Equity Compensation Plans - The equity compensation plan information contained in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period November 13, 2009 (the filing date of our filing with the SEC within which unregistered sales were previously reported) to April 14, 2010, we sold and issued shares of our common stock and issued warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

•

On November 24, 2009, we issued a warrant with a five year term to purchase 800,000 shares of our common stock to a consultant in exchange for advisory services to one of our subsidiaries. The warrant may be exercised at a price equal to the market value of a share of our common stock on the date of issue, which was

$0.50 per share, to the extent vested. Of the 800,000 shares acquirable pursuant to the warrant, the right to acquire 200,000 shares vested at the warrant issue date. The remaining 600,000 shares were forfeited in December 2009 upon termination of the services agreement with the consultant. On February 24, 2010, the vested shares expired unexercised in accordance with the terms of the warrant.

•

On November 25, 2009, we issued a warrant with a five year term to purchase 100,000 shares of our common stock to a consultant in exchange for advisory services to one of our subsidiaries. The warrant may be exercised at a price equal to the market value of a share of our common stock on the date of issue, which was $0.50 per share, to the extent vested. The shares acquirable pursuant to the warrant vest as follows:

•	25,000 vest at the warrant issuance date;

•	25,000 vest 12 months after the warrant issuance date;

•	25,000 vest 24 months after the warrant issuance date; and

•	25,000 vest 36 months after the warrant issuance date.

•

On December 30, 2009, we issued a warrant to an individual who extended a short term loan to the Company. The warrant has a duration of three years and enables the lender to purchase 200,000 shares of our common stock. The warrant was vested in full at issuance and may be exercised at the price of $0.25 per share.

•

On December 31, 2009, we issued a warrant to each of two individuals who extended a short term loan to the Company. Each warrant has a three year term and enables the lender to purchase 200,000 shares of our common stock. Each warrant vested immediately at issuance and may be exercised at the price of $0.25 per share.

•

On February 23, 2010, we issued 25,000 shares of our common stock to a former consultant as part of a settlement and release agreement. The consultant had provided sales and marketing services to us during 2009.

•

On March 2, 2010, we issued a warrant to a investor who extended a one year loan to us. The warrant has a three year term and enables the lender to purchase 25,000 shares of our common stock. The warrant was vested in full at issuance and may be exercised at the price of $0.75 per share.

•

On March 8, 2010, we issued 150,000 shares of our common stock in exchange for investment banking services provided to the Company by a vendor that accepted the shares in lieu of cash compensation. For these services, we estimated a value of approximately $36,000 which will be amortized to expense ratably over the six month contract term.

•	On April 5, 2010, we sold 200,000 shares of our common stock to one accredited investor for aggregate proceeds of $50,000.

•

On April 14, 2010, we issued a warrant to an investor who extended a one year loan to us. The warrant has a three year term and enables the lender to purchase 50,000 shares of our common stock. The warrant was vested in full at issuance and may be exercised at the price of $0.25 per share.

Based on certain representations and warranties of the purchasers in their respective subscription agreements, we relied on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for an exemption from the registration requirements of the Securities Act for the sales and issuances described above. These shares, and the shares underlying the warrants, have not been registered under the Securities Act and may not be sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. No underwriting discounts or commissions were given or paid in connection with the sales described above. We intend to use the net proceeds from the sales and issuances described above for product and sales expansion and for working capital purposes.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data that follows should be read in conjunction with the consolidated financial statements and accompanying notes appearing elsewhere in this report.

	Year Ended December 31,	(Predecessor) Year Ended December 31,	(Predecessor) Year Ended December 31,	(Predecessor) Seven Months Ended December 31,	(Predecessor) Fiscal Year Ended May 31,
	2009	2008	2007	2006	2006	2005
	(Amounts in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Managed care revenues	$14,146	$35,156	$37,400	$10,315	$23,956	$24,473
Other revenues	38	—	—	—	—	—

Total revenues	14,184	35,156	37,400	10,315	23,956	24,473

Costs of services and sales:
Cost of care	13,427	36,496	36,790	9,713	20,562	21,298
Other costs of services and sales	16	—	—	—	—	—

Total costs of services and sales	13,443	36,496	36,790	9,713	20,562	21,298

Gross margin	741	(1,340)	610	602	3,394	3,175

Expenses:
General and administrative expenses	9,699	3,612	3,913	1,688	3,263	3,043
Provision for (recovery of ) doubtful accounts	4	(49)	(4)	(136)	(88)	(4)
Impairment loss	146	—	—	—	—	—
Depreciation and amortization	685	153	154	62	87	96

Total operating expenses	10,534	3,716	4,063	1,614	3,262	3,135
Merger transaction costs	589	—	—	—	—	—
Equity based expenses	8,929	130	119	79	53	35

Total expenses	20,052	3,846	4,182	1,693	3,315	3,170

Operating (loss) income	(19,311)	(5,186)	(3,572)	(1,091)	79	5
Other income (expenses):
Other non operating income, net	1	5	224	273	(74)	(30)
Interest income	3	26	147	58	78	15
Interest expense	(313)	(192)	(190)	(113)	(186)	(206)

Loss from continuing operations before income taxes	(19,620)	(5,347)	(3,391)	(873)	(103)	(216)
Income tax expense	189	5	72	43	78	52

Loss from discontinued operations	—	—	—	(20)	—	—

Net loss before pre-acquisition loss	(19,809)	(5,352)	(3,463)	(936)	(181)	(268)
Add back pre-acquisition loss	721	—	—	—	—	—

Net loss after pre-acquisition loss	$(19,088)	$(5,352)	$(3,463)	$(936)	$(181)	$(268)
Add back net loss attributable to non-controlling interest	169	—	—	—	—	—

Net loss attributable to common stockholders	$(18,919)	$(5,352)	$(3,463)	$(936)	$(181)	$(268)

Loss per common share - basic:
Loss from continuing operations	$(0.59)	$(0.67)	$(0.45)	$(0.14)	$(0.03)	$(0.05)
Loss from discontinued operations	—	—	—	(0.01)	—	—

Net loss	$(0.59)	$(0.67)	$(0.45)	$(0.15)	$(0.03)	$(0.05)

Loss per common share - diluted:
Loss from continuing operations	$(0.59)	$(0.67)	$(0.45)	$(0.14)	$(0.03)	$(0.05)
Loss from discontinued operations	—	—	—	(0.01)	—	—

Net loss	$(0.59)	$(0.67)	$(0.45)	$(0.15)	$(0.03)	$(0.05)

BALANCE SHEET DATA:
Working capital (deficit)	$(13,822)	$(5,710)	$(721)	$2,502	$120	$(3,589)
Total assets	15,223	4,605	8,232	8,114	8,182	6,448
Total long-term debt and capital lease obligations	307	2,585	2,403	2,402	2,432	2,375
Stockholders’ deficit	$(3,145)	$(9,196)	$(4,132)	$(803)	$(743)	$(4,117)

No dividends were paid during any of the periods presented above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes forward-looking statements, the realization of which may be impacted by certain important factors discussed previously under Item 1A “Risk Factors.”

OVERVIEW

CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, and Medicaid members on behalf of health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. Our managed care operations include at-risk contracts, administrative service agreements, and fee-for-service agreements. The customer base for our services includes both employers and health plans that contract with governmental entities. Our clinical services are provided primarily by unrelated contracted providers on a fee for service or subcapitated basis.

On January 20, 2009, CompCare acquired Core. This acquisition expanded CompCare’s marketing capabilities, and also provided CompCare with a substantially expanded product line to be marketed as companion products to its already existing line of healthcare offerings.

The following table sets forth our operating results from continuing operations comparing the combined operating results of Core and CompCare for the year ended December 31, 2009 to the operating results of the predecessor company, CompCare, for the years 2008 and 2007 (amounts in thousands):

	COMPCARE AND CORE FOR THE YEAR ENDED DECEMBER 31, 2009	(PREDECESSOR) COMPCARE FOR THE YEAR ENDED DECEMBER 31,
		2008	2007
Operating revenues:
At-risk contracts	$10,981	$34,117	$36,295
Administrative services only contracts	2,337	1,008	1,078
Pharmacy revenue	828	31	27
Other revenues	38	—	—

Total operating revenues	14,184	35,156	37,400

Costs of service and sales:
Claims expense	8,399	30,492	30,315
Other healthcare operating expenses	4,196	6,004	6,475
Pharmacy expenses	832	—	—
Other costs of services and sales	16	—	—

Total costs of services and sales	13,443	36,496	36,790
Gross margin	741	(1,340)	610

Other Expenses:
General and administrative expenses	9,699	3,612	3,913
Provision for (recovery of) doubtful accounts	4	(49)	(4)
Impairment loss	146	—	—
Depreciation and amortization	685	153	154

Total operating expenses	10,534	3,716	4,063
Merger transaction costs	589	—	—
Equity based expenses	8,929	130	119

Total expenses	20,052	3,846	4,182

Operating loss before pre-acquisition loss	$(19,311)	$(5,186)	$(3,572)

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2008.

Operating revenues from at-risk contracts decreased by 67.8%, or $23.1 million, to $11.0 million for the year ended December 31, 2009 compared to $34.1 million for the year ended December 31, 2008. The decrease is primarily attributable to the expiration of two major customer contracts accounting for $23.8 million in revenue. This decrease was partially offset by $0.5 million in additional business from an existing client in Michigan and $0.3 million in business from a new Puerto Rico client. Revenue from ASO contracts increased by 131.8%, or approximately $1.3 million, to $2.3 million for the year ended December 31, 2009, compared to $1.0 million for the year ended December 31, 2008, due primarily to the addition of a new ASO contract. Pharmacy revenue increased to $0.8 million for the year ended December 31, 2009 from $31,000 for the year ended December 31, 2008, attributable primarily to a new contract that combines psychotropic drug management services with traditional behavioral managed care.

Claims expense on at-risk contracts decreased by approximately 72.5%, or $22.1 million, for the year ended December 31, 2009 as compared to the year ended December 31, 2008, due to the expiration of the two major customer contracts described above. Claims expense as a percentage of at-risk revenues decreased from 89.4% for the year ended December 31, 2008 to 76.5% for the for the year ended December 31, 2009 due to high medical loss ratios experienced from serving the members of these expired contracts. Other healthcare operating expenses, attributable to servicing both at-risk contracts and ASO contracts, decreased by 30.1%, or approximately $1.8 million, due primarily to the elimination of costs associated with contracts that expired in 2008, such as salaries and external medical case review fees. Pharmacy expense of $0.8 million for the year ended December 31, 2009 represents the cost of behavioral prescription drugs attributable to a new contract. Overall, gross margin increased by $2.1 million from a loss of $1.3 million for the year ended December 31, 2008 to a gross profit of $0.7 million for the year ended December 31, 2009 due to the expiration of contracts with high utilization of behavioral services.

General and administrative expenses increased by $6.1 million, or 168.5%, for the year ended December 31, 2009 as compared to the year ended December 31, 2008 due primarily to costs related to increasing the size of our employee base to accommodate expected growth prospects in the near future, financial advisory and consulting fees to identify new capital sources, and litigation expenses. General and administrative expense as a percentage of operating revenue increased from 10.3% for the year ended December 31, 2008 to 68.4% for the year ended December 31, 2009. Our review at December 31, 2009 of identifiable intangible assets acquired as the result of the merger with Core resulted in the recording of an impairment loss of $0.1 million due to the loss of two contracts that existed at the time of the merger. Depreciation and amortization increased by $0.5 million from $0.2 million for the year ended December 31, 2008 to $0.7 million for the year ended December 31, 2009 due to amortization of identifiable intangible assets acquired as the result of the Core merger.

During the year ended December 31, 2009, we incurred $0.6 million of merger related costs, consisting mainly of financial advisory fees and legal fees. Equity based expenses of $8.9 million is comprised of $8.1 million of expense recognized upon the issuance of the warrants to executive employees, $0.1 million of expense related to the issuance of common stock to an employee pursuant to an employment agreement, $0.1 million of expense due to the early vesting of stock options as a result of the change in control, and $576,000 of expense related to the issuance of stock and warrants to outside consultants.

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007.

The decrease in at-risk contract revenue from $36.3 million to $34.1 million was primarily attributable to the loss of one client in Texas and two customers in Indiana, which accounted for approximately $5.7 million in revenue for the year ended December 31, 2007 compared to $37,000 for the year ended December 31, 2008. This was partially offset by additional business from existing clients in Indiana, Maryland, and Michigan, which contributed an additional $3.7 million. The decrease in ASO revenue was primarily attributable to the loss of business from customers in Indiana and Texas.

Claims expense on at-risk contracts increased approximately $177,000, or 0.6%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Claims expense as a percentage of at-risk revenues increased from 83.5% for the year ended December 31, 2007 to 89.4% for the year ended December 31, 2008 due to a high medical loss ratio experienced with our major Indiana client. Other healthcare operating expenses, which are incurred to service both at-risk and ASO contracts, decreased approximately $471,000, or 7.3%, due to staff decreases in response to the loss of revenues in Indiana and Pennsylvania. As a percentage of total revenue, other healthcare operating expenses decreased from 17.3% for the year ended December 31, 2007 to 17.1% for the year ended December 31, 2008.

General and administrative expenses decreased by $301,000, or 7.7%, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. This decrease was primarily attributable to the $416,000 severance benefit of two years salary paid in 2007 to our former Chief Executive Officer upon her resignation pursuant to her employment agreement following the January 12, 2007 change in ownership of a company that owned a controlling interest in us. General and administrative expense as a percentage of operating revenue decreased from 10.5% for the year ended December 31, 2007 to 10.3% for the year ended December 31, 2008.

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

LIQUIDITY AND MANAGEMENT PLANS REGARDING GOING CONCERN

During the year ended December 31, 2009, net cash and cash equivalents increased by $191,000. Net cash used in operations totaled $6.5 million, attributable in part to the payment of claims on our expired Indiana, Pennsylvania and Maryland contracts and expenditures to increase the size of our employee base to accommodate our future growth. Cash used in investing activities is comprised primarily of $978,000 for the reverse acquisition of CompCare and $167,000 in additions to property and equipment. Cash provided by financing activities consists primarily of $4.8 million in net proceeds from the issuance of common and preferred stock, $490,000 representing a capital contribution from the minority owner of our Puerto Rico subsidiary and $2.7 million in net proceeds from the issuance of note obligations.

At December 31, 2009, cash and cash equivalents were approximately $694,000. We had a working capital deficit of $13.8 million at December 31, 2009 and an operating loss of $19.3 million for the year ended December 31, 2009. We expect that our existing contracts, plus the addition of new contracts implemented as of the date of this report, will reduce our operating losses. Management believes that with the addition of new contracts expected to be awarded to us, in addition to the continued financial support from our major stockholders, we will be able to sustain current operations over the next 12 months. We are looking at various sources of financing if operations cannot support our ongoing plan; however there are no assurances that we will be able to find such financing in the amounts or on terms acceptable to us, if at all. Failure to obtain sufficient debt or equity financing and, ultimately to achieve profitable operations and positive cash flows from operations would adversely affect our ability to achieve our business objectives and continue as a going concern. There can be no assurance as to the availability of any additional debt or equity financing or that we will be able to achieve profitable operations and positive cash flows. These conditions raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $4.7 million claims payable amount reported as of December 31, 2009.

In January 2009, CompCare merged with Core, which had previously purchased a 49% interest in CompCare to increase our pipeline for selling opportunities and to create additional distribution channels for product offerings from which additional positive cash flow is expected. During the year ended December 31, 2009, we raised additional capital of $7.5 million for working capital purposes and the payment of accrued claims payable. Although management believes that our current cash position plus the continued support of our major stockholders will be sufficient to meet our current levels of operations, additional cash resources may be required should we wish to accelerate sales or complete one or more acquisitions. Additional cash resources may be needed if we do not meet our sales targets, cannot refinance our debt obligations, exceed our projected operating costs or if unanticipated expenses arise or are incurred. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution and have not made any other arrangements to obtain additional financing. We can provide no assurance that we will not require additional financing. Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material adverse effect on our business, financial condition and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009 and 2008, the Company did not have any off-balance sheet arrangements.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a schedule of our contractual commitments as of December 31, 2009, future minimum lease payments under non-cancelable operating lease arrangements, and other obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Amounts in thousands)
Long-term Debt Obligations	$211	—	211	—	—
Capital Lease Obligations and related interest	135	72	63	—	—
Subordinated Debentures (a)	2,244	2,244	—	—	—
Promissory Notes Payable	2,798	2,798	—	—	—
Operating Lease Obligations	534	501	33	—	—

Total	$5,922	5,615	307	—	—

(a)	Excludes 7 1/2% in interest payable semi-annually in April and October (see Note 15 – “Long-term Debt” and Note 22 “Subsequent Events” to the audited, consolidated financial statements).

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments to develop the amounts reflected and disclosed in the consolidated financial statements, most notably our estimate for claims IBNR. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe our accounting policies specific to our revenue recognition, accrued claims payable and claims expense, premium deficiencies, goodwill and stock compensation expense involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 3 – “Summary of Significant Accounting Policies” to the audited, consolidated financial statements).

REVENUE RECOGNITION

We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs. Revenue under the vast majority of these agreements is earned and recognized monthly based on the number of covered members as reported to us by our clients regardless of whether services actually provided are lesser or greater than anticipated when we entered into such contracts (generally referred to as at risk arrangements). The information regarding the number of covered members is supplied by our clients and we review membership eligibility records and other reported information to verify its accuracy in calculating the amount of revenue to be recognized. Consequently, the vast majority of our revenue is determined by the monthly receipt of covered member information and the associated payment from the client, thereby removing uncertainty and precluding us from needing to make assumptions to estimate monthly revenue amounts.

We may experience adjustments to our revenues to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized. Subsequent adjustments to our revenue have not been material in the past.

ACCRUED CLAIMS PAYABLE AND CLAIMS EXPENSE

Cost of care includes amounts paid to hospitals, physician groups and other managed care organizations under at-risk contracts. It also includes the costs of information systems, case management and quality assurance, which are attributable to both at-risk and ASO contracts.

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

The accrued claims payable ranges were between $4.6 and $4.7 million at December 31, 2009, between $6.4 and $6.9 million at December 31, 2008 and between $4.9 and $5.5 million at December 31, 2007. Based on the information available, we determined our best estimate of the accrued claims liability to be $4.7 million, $6.8 million and $5.5 million at December 31, 2009, 2008 and 2007, respectively. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last three years.

The following table provides a reconciliation of the beginning and ending balance of accrued claims payable for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Beginning accrued claims payable	$6,791	5,464	2,746
Claims expense:
Current period	9,099	30,579	30,674
Prior period	(700)	(87)	(359)

Total claims expense	8,399	30,492	30,315

Claims payments:
Current period	6,659	23,788	25,210
Prior period	3,852	5,377	2,387

Total claims payments	10,511	29,165	27,597

Ending accrued claims payable	$4,679	6,791	5,464

Changes in prior year claims expense were primarily due to changes in utilization patterns and changes in claim submission timeframes by providers. We consider these changes in claims expenses to be immaterial when compared to the total claims expenses incurred in prior years.

Accrued claims payable at December 31, 2009, 2008 and 2007 is comprised of approximately $2.7 million, $1.6 million and $1.1 million, respectively, of submitted and approved claims which had not yet been paid, and $2.0 million, $5.2 million and $4.4 million for IBNR claims, respectively.

Many aspects of our business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of judgment by our management. Actual claims incurred could differ from the estimated accrued claims payable amount presented. The following are factors that would have an impact on our future operations and financial condition:

•	Changes in utilization patterns;

•	Changes in healthcare costs;

•	Changes in claims submission timeframes by providers;

•	Success in renegotiating contracts with healthcare providers;

•	Occurrence of catastrophes;

•	Changes in benefit plan design; and

•	The impact of present or future state and federal regulations.

A five percent increase in assumed healthcare cost trends from those used in our calculations of IBNR at December 31, 2009 could increase our claims expense by approximately $40,000 as illustrated in the table below:

Change in Healthcare Costs:
(Decrease)
(Decrease)	Increase
Increase	in Claims Expense

(5%)	($41,000)
5%	$40,000

PREMIUM DEFICIENCIES

We accrue losses under our managed care contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a contract-by-contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and our estimate of future cost increases.

At any time prior to the end of a contract or contract renewal, if a managed care contract is not meeting its financial goals, we generally have the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, we will usually submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.

On a quarterly basis, we perform a review of our portfolio of contracts to identify loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At December 31, 2009 and 2008, no contract loss reserve for future periods was necessary.

GOODWILL

We evaluate at least annually the amount of our recorded goodwill by performing impairment tests that compare the carrying amount to an estimated fair value. Management considers both the income and market approaches in the fair value determination. In estimating the fair value under the income approach, management makes its best assumptions regarding future cash flows and applies a discount rate to the cash flows to yield a present, fair value of equity. The market approach is based primarily on reference to transactions including the Company’s common stock and the quoted market prices of our common stock. As a result of such tests, management believes there is no material risk of loss from impairment of goodwill. However, actual results may differ significantly from management’s assumptions, resulting in a potentially adverse impact to our consolidated financial statements.

STOCK COMPENSATION EXPENSE

We issue stock-based awards to our employees and members of our Board of Directors. Effective June 1, 2006, we adopted ASC 718 Compensation – Stock Compensation and elected to apply the modified-prospective method to measure compensation cost for stock options at fair value on the grant date and recognize compensation cost on a straight-line basis over the service period for those options expected to vest. We use the Black-Scholes option pricing model, which requires certain variables for input to calculate the fair value of a stock award on the grant date. These variables include the expected volatility of our stock price, award exercise behaviors, the risk free interest rate, and expected dividends. We use significant judgment in estimating expected volatility of the stock, exercise behavior and forfeiture rates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the single authoritative source of accounting and reporting guidance to be applied when preparing financial statements in conformity with generally accepted accounting principles (“GAAP”). The guidance also specifically recognizes SEC rules and interpretations as authoritative GAAP for SEC registrants. The ASC does not change GAAP but instead requires that we refer to the ASC rather than to specific accounting pronouncements when describing the guidance that determines our accounting for transactions. We first incorporated references to the ASC in our interim financial statements for the quarter ended September 30, 2009.

In May 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 164, “Subsequent Events,” which was amended in February 2010 and codified into ASC Topic 855. This guidance establishes general standards on the accounting for and reporting of events that occur after the balance sheet date but before financial statements are issued. We adopted the provisions of ASC Topic 855 upon its effective date of June 30, 2009. There was no material impact to our financial statements from the adoption of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, which was codified as Topic ASC 810 (“ASC 810”). ASC 810 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. ASC 810 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. ASC 810 additionally establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. This standard is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. In accordance with ASC 810, our noncontrolling interest is classified as a component of equity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This statement was incorporated into ASC 805 “Business Combinations” (“ASC 805”). ASC 805 defines the acquirer and the acquisition date in a business combination and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. It also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to an acquired business. We adopted ASC 805 on January 1, 2009 and utilized its guidance in accounting for our acquisition of Core.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which was primarily codified into ASC Topic 820, and which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We have adopted this statement and incorporated its requirements into our disclosures and periodic tests of impairment of carrying values. In April 2009, the FASB issued additional guidance on this subject which provided information on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an orderly, rather than forced, transaction between market participants at the measurement date under current market conditions. Our adoption of this guidance did not have a material effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While we currently have market risk sensitive instruments, we have no material exposure to changing interest rates as the interest rates on our short term and long-term debt is fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes and our investments are generally limited to cash deposits.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Year Ended December 31, 2009, Period Ended January 20, 2009 (Predecessor) (Unaudited), and Years Ended December 2008 and 2007, (Predecessor)

Report of Kirkland, Russ, Murphy & Tapp P.A.	32
Consolidated Balance Sheets, December 31, 2009 and 2008, and December 31, 2008 (Predecessor)	33
Consolidated Statements of Operations, Year Ended December 31, 2009, Period Ended January 20, 2009 (Predecessor) (Unaudited), and Years Ended December 2008 and 2007, (Predecessor)	34
Consolidated Statements of Changes in Deficit, Years Ended December 31, 2009, 2008 (Predecessor) and 2007 (Predecessor)	35
Consolidated Statements of Cash Flows, Years Ended December 31, 2009, Period Ended January 20, 2009 (Predecessor) (Unaudited), and Years Ended December 2008 and 2007, (Predecessor)	37
Notes to Consolidated Financial Statements	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comprehensive Care Corporation

We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and Subsidiaries (Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in deficit and cash flows for the years ended December 31, 2009, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comprehensive Care Corporation and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated sufficient cash flows from operations to fund its working capital requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kirkland, Russ, Murphy & Tapp P.A.

Clearwater, Florida

April 15, 2010

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008	(Predecessor) December 31, 2008
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$694	$503	$1,136
Accounts receivable, net	5	—	1,581
Other current assets	741	—	336

Total current assets	1,440	503	3,053

Property and equipment, net	311	—	235
Intangible assets, net	1,042	—	—
Goodwill	12,175	25	991
Other assets	255	—	326

Total assets	$15,223	$528	$4,605

LIABILITIES AND (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,721	$149	$1,953
Accrued claims payable	4,679	—	6,791
Accrued pharmacy payable	23	—	—
Note obligations due within one year	4,721	—	—
Income taxes payable	118	—	19

Total current liabilities	15,262	149	8,763

Long-term liabilities:
Long-term debt	200	—	2,444
Other liabilities	2,584	—	2,589

Total long-term liabilities	2,784	—	5,033

Total liabilities	18,046	149	13,796

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized shares: 974,260, none, and 4,340, respectively; none issued	—	—	—
Preferred stock, Series A, $50.00 par value; authorized shares: none, none, and 14,400, respectively; issued and outstanding: none, none, and 14,400, respectively	—	—	720
Preferred stock, Series C, $50,00 par value; authorized shares: 14,400, none and none, respectively; issued and outstanding: 14,400, none, and none, respectively	720	—	—
Preferred stock, Series D, $50,00 par value; authorized shares: 7,000, none and none, respectively; issued and outstanding: none	—	—	—
Common stock, $0.01 par value; authorized shares: 100,000,000, 30,000,000 and 30,000,000, respectively; issued and outstanding 39,869,089, 1,760,000, and 8,327,766, respectively	399	18	83
Common stock subscribed	—	4	—
Additional paid-in capital	14,814	1,516	57,919
Common stock subscriptions receivable	—	(1,000)	—
Accumulated deficit	(19,078)	(159)	(67,918)

Total stockholders’ (deficit) equity	(3,145)	379	(9,196)

Non-controlling interest	322	—	5

Total (deficit) equity	(2,823)	379	(9,191)

Total liabilities and (deficit) equity	$15,223	$528	$4,605

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

		(Predecessor)
	Year Ended December 31, 2009	(Unaudited) January 1 to January 20, 2009
			Year Ended December 31,
			2008	2007
Revenues:
Managed care revenues	$14,146	710	35,156	37,400
Other revenues	38	—	—	—

Total Revenues	14,184	710	35,156	37,400

Costs of services and sales:
Cost of care	13,427	703	36,496	36,790
Other costs of services and sales	16	—	—	—

Total costs of services and sales	13,443	703	36,496	36,790

Gross margin	741	7	(1,340)	610

Expenses:
General and administrative expenses	9,699	142	3,612	3,913
Provision for (recovery of) doubtful accounts	4	(2)	(49)	(4)
Impairment loss	146	—	—	—
Depreciation and amortization	685	5	153	154

Total operating expenses	10,534	145	3,716	4,063
Merger transaction costs	589	480	—	—
Equity based expenses	8,929	91	130	119

Total expenses	20,052	716	3,846	4,182

Operating loss	(19,311)	(709)	(5,186)	(3,572)
Other income (expense):
Gain from sale of available-for-sale securities	—	—	—	29
(Loss) gain on sale of assets	—	—	(9)	3
Other non-operating income, net	1	—	14	192
Interest income	3	—	26	147
Interest expense	(313)	(11)	(192)	(190)

Loss before income taxes	(19,620)	(720)	(5,347)	(3,391)
Income tax expense	189	1	5	72

Net loss before pre-acquisition loss	(19,809)	(721)	(5,352)	(3,463)
Add back pre-acquisition loss	721	—	—	—

Net loss after pre-acquisition loss	(19,088)	(721)	(5,352)	(3,463)
Add back net loss attributable to non-controlling interest	169	4	—	—

Net loss attributable to stockholders	$(18,919)	(717)	(5,352)	(3,463)

Net loss per common share:
Basic	$(0.59)	(0.09)	(0.67)	(0.45)
Diluted	$(0.59)	(0.09)	(0.67)	(0.45)

Weighted average common shares outstanding:
Basic	32,292	8,328	7,954	7,697

Diluted	32,292	8,328	7,954	7,697

Dilutive common shares without respect to anti-dilutive effect	50,786	13,745	12,608	12,196

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’	NON-CONTROLLING	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT	INTEREST	DEFICIT

Balance, December 31, 2006	14	$720	7,655	$77	57,503	(59,103)	(803)	—	(803)
Net loss	—	—	—	—	—	(3,463)	(3,463)	—	(3,463)

Compensatory stock issued to non-employees	—	—	10	—	25	—	25	—	25
Exercise of stock options	—	—	38	—	19	—	19	—	19
Expense of stock options	—	—	—	—	90	—	90	—	90

Balance, December 31, 2007	14	$720	7,703	$77	57,637	(62,566)	(4,132)	—	(4,132)
Net loss	—	—	—	—	—	(5,352)	(5,352)	—	(5,352)
Shares issued in connection with private transactions	—	—	500	5	120	—	125	—	125
Cash contribution from noncontrolling interest	—	—	—	—	—	—	—	5	5
Exercise of stock options	—	—	125	1	32	—	33	—	33
Expense of stock options	—	—	—	—	130	—	130	—	130

Balance, December 31, 2008	14	$720	8,328	$83	57,919	(67,918)	(9,196)	5	(9,191)
Net loss	—	—	—	—	—	(18,919)	(18,919)	(173)	(19,092)
Shares issued in connection with private transactions	—	—	14,943	150	3,500	—	3,650	—	3,650
Conversion of Series A preferred stock to common stock	(14)	(720)	4,553	46	674	—	—	—	—
Shares issued in connection with acquisition of a business	4	217	10,294	103	1,251	—	1,571	—	1,571
Equity structure adjustment due to reverse acquisition	—	—	—	—	(55,567)	67,759	12,192	—	12,192
Cancellation of reacquired common stock	—	—	(6,292)	(63)	(1,500)	—	(1,563)	—	(1,563)
Conversion of Series B-1 preferred stock to Series C preferred stock	13	636	—	—	(636)	—	—	—	—
Conversion of Series B-2 preferred stock to common stock	(3)	(133)	7,247	72	61	—	—	—	—
Cash contribution from noncontrolling interest	—	—	—	—	—	—	—	490	490
Compensatory stock issued to an employee	—	—	500	5	120	—	125	—	125
Stock issued in exchange for consulting services	—	—	295	3	108	—	111	—	111

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT (Continued)

(In thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’	NON-CONTROLLING	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT	INTEREST	DEFICIT
Expense of warrants to employees:
- convertible to Series D preferred stock	—	—	—	—	8,072	—	8,072	—	8,072
- convertible to common stock	—	—	—	—	45	—	45	—	45
Expense of warrants issued in exchange for services	—	—	—	—	482	—	482	—	482
Warrants issued in connection with debt financings	—	—	—	—	89	—	89	—	89
Beneficial conversion in connection with debt financings	—	—	—	—	84	—	84	—	84
Exercise of stock options	—	—	1	—	—	—	—	—	—
Expense of stock options	—	—	—	—	112	—	112	—	112

Balance, December 31, 2009	14	$720	39,869	$399	14,814	(19,078)	(3,145)	322	(2,823)

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

		(Predecessor)
	Year Ended December 31, 2009	(Unaudited) January 1 to January 20, 2009	Year Ended December 31,
			2008	2007
Cash flows from operating activities:
Net loss	$(18,919)	(717)	(5,352)	(3,463)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	680	5	153	154
Provision for doubtful accounts	4	—	—	—
Asset writedown – eye care memberships	—	—	—	62
Asset write-off	—	—	—	3
Loss on sale of assets	—	—	9	(3)
Gain from sale of available-for-sale securities	—	—	—	(29)
Impairment loss of intangible assets	146	—	—	—
Non-controlling interest	(169)	(4)	—	—
Equity based expenses	8,838	91	130	119
Changes in assets and liabilities:
Accounts receivable	607	965	(1,546)	128
Other current assets and other non-current assets	(346)	13	(129)	388
Accounts payable and accrued liabilities	3,463	141	17	734
Accrued claims payable	(958)	(1,154)	1,327	2,718
Accrued pharmacy payable	(21)	44	—	—
Income taxes payable	99	—	(75)	44
Other liabilities	27	3	—	(29)

Net cash (used in) provided by continuing operations	(6,549)	(613)	(5,466)	826
Net cash used in discontinued operations	—	—	—	(20)

Net cash (used in) provided by continuing and discontinued operations	(6,549)	(613)	(5,466)	806
Cash flows from investing activities:
Cash paid for the acquisition of a business, net of cash acquired	(978)	—	—	—
Net proceeds from sale of available-for-sale securities	—	—	—	30
Net proceeds from sale of property and equipment	—	—	2	3
Payment received on notes receivable	14	2	27	25
Additions to property and equipment, net	(167)	—	(48)	(58)

Net cash (used in) provided by investing activities	(1,131)	2	(19)	—

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	4,796	—	158	19
Capital contribution from non-controlling interest	490	—	—	—
Proceeds from non-controlling interest	—	—	5	—
Net proceeds from the issuance of note obligations	2,650	—	200	—
Repayment of debt	(65)	(3)	(55)	(55)

Net cash provided by (used in) financing activities	7,871	(3)	308	(36)

Net increase (decrease) in cash and cash equivalents	191	(614)	(5,177)	770
Cash and cash equivalents at beginning of period	503	1,136	6,313	5,543

Cash and cash equivalents at end of period	$694	522	1,136	6,313

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$204	1	192	190

Income taxes	$90	—	88	30

Non-cash operating, financing and investing activities:
Property acquired under capital leases	$12	—	6	60

Conversion of Series B-1 to Series C Preferred Stock	$720	—	—	—

Conversion of Series B-2 Preferred Stock to common stock	$133	—	—	—

Common stock and warrants issued for outside services	$576	—	—	—

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

NOTE 1 — DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

Comprehensive Care Corporation (the “Company,” “CompCare,” “we”, “us,” or “our”) is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the “Company” include Comprehensive Behavioral Care, Inc. (“CBC”) and Core Corporate Consulting Group, Inc. (“Core”), each with their respective subsidiaries. Through CBC, we provide managed care services in the behavioral health and psychiatric fields. We manage the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. We also provide prior and concurrent authorization for physician-prescribed psychotropic medications for a major Medicaid HMO in Michigan, and behavioral pharmaceutical management services for a health plan in Puerto Rico. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided primarily by unrelated vendors on a subcontract basis. Through Core, we market a variety of health related products, insurance, and discount plans to targeted markets such as the uninsured, the underinsured, and underserved ethnic groups.

On January 20, 2009, CompCare acquired Core, a privately held company, in exchange for CompCare common and convertible preferred stock. As a result of the merger, the former Core stockholders as a collective group obtained voting control of CompCare. Consequently, the transaction was accounted for as a reverse acquisition with Core designated as the accounting acquirer and CompCare as the predecessor. The combined entity elected to retain the Comprehensive Care Corporation name and status as a SEC registrant.

As a result of Core being treated as the accounting acquirer, the historical financial statements of the combined entity were restated to be those of Core. Therefore, the consolidated balance sheet as of December 31, 2008 presented herein includes only the accounts of Core at historical carrying amounts. In contrast, the consolidated balance sheet as of December 31, 2009 is a combination of Core and CompCare accounts. The capital structure (common and preferred stock) of CompCare as the registrant was retained and the accumulated deficit of Core at the time of the merger was carried forward as the beginning retained deficit balance for the combined entity.

For comparative purposes, the predecessor company’s financial activity for the years ended December 31, 2008 and 2007 is provided in the consolidated statement of operations and consolidated statement of cash flows presented herein. To facilitate comparison, the pre-acquisition results for CompCare for the period January 1 to January 20, 2009 are shown in the consolidated statements of operations and consolidated statements of cash flows. Earnings per share for periods prior to the merger did not require restatement because CompCare common and convertible preferred stock (on an as-converted basis) were exchanged on a one-for-one basis for Core common stock.

Our Board of Directors approved on May 21, 2007 a change in the Company’s fiscal year end from May 31 to December 31, effective December 31, 2006. The seven months ended December 31, 2006 was our transition period for financial reporting purposes.

MANAGEMENT ASSESSMENT OF LIQUIDITY

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The 2009 financial statements do not include any adjustments that are necessary should we be unable to continue as a going concern. We have incurred recurring operating losses and negative cash flows from operating activities. In addition, our note obligations of $4.7 million, including our subordinated debentures of $2.2 million which are currently in default, are due in the coming year. As of December 31, 2009, we had a working capital deficiency of $13.8 million and negative net worth of $2.8 million. These conditions, as well as the uncertainty to generate sufficient cash flows to meet our working capital requirements, raise substantial doubt about our ability to continue as a going concern.

In order to mitigate these going concern issues, we are currently evaluating our operating plans to improve profitability via cost reduction and business expansion. For the period January 1 to April 1, 2010, we successfully added five new customers to our portfolio of clients and significantly expanded services to one existing client. We are also in discussions with our bond holders to extend the maturity date of our bonds, which were due April 15, 2010. We are aggressively exploring other means of raising capital through equity and debt financings. Although management believes that our current cash position plus the continued support of our major stockholders will be sufficient to meet its current levels of operations, additional cash resources may be required should we wish to accelerate sales or complete one or more acquisitions. Additional cash resources may be needed if we do not meet our sales targets, cannot refinance our debt obligations, exceed our projected operating costs or if unanticipated expenses arise or are incurred. There can be no assurance that our efforts will be successful.

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

REVENUE RECOGNITION

Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as at risk arrangements). The information regarding qualified participants is supplied by our clients and we review membership eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. For the years ended December 31, 2009, 2008 and 2007 such agreements accounted for 77.6%, or $11.0 million, 97.0%, or $34.1 million, and 97.0%, or $36.3 million, respectively, of revenue. The remaining balance of our revenues is earned on a fee-for-service basis and is recognized as services are rendered.

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

PREMIUM DEFICIENCIES

We accrue losses under our managed care contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a contract-by-contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and our estimate of future cost increases.

At any time prior to the end of a contract or contract renewal, if a managed care contract is not meeting its financial goals, we generally have the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, the Company will usually submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At December 31, 2009 and 2008, no contract loss reserve for future periods was necessary.

CASH AND CASH EQUIVALENTS

At December 31, 2009 and 2008, cash and cash equivalents consisted entirely of funds on deposit in savings and checking accounts at major financial institutions.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives ranging from 2 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Amortization of assets acquired under capital leases is included in depreciation expense. Depreciation and amortization expense was $685,000, $153,000 and $154,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

GOODWILL

Goodwill represents the cost in excess of the fair value of net assets acquired in purchase transactions. Pursuant to Accounting Standards Codification (“ASC”) 350-20, “Intangibles – Goodwill and Other,” goodwill is not amortized but is periodically evaluated for impairment to carrying amount, with decreases in carrying amount recognized immediately. We review goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The tests for impairment of goodwill require us to make estimates about fair value, which are based on discounted projected future cash flows and the quoted market price of our common stock. We performed an impairment test as of December 31, 2009, 2008 and 2007, and determined that no impairment of goodwill had occurred as of such dates.

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

NON-CONTROLLING INTEREST

Non-controlling interest on our balance sheet as of December 31, 2009 and 2008 represents the minority owner’s interest in our majority owned subsidiary, CompCare de Puerto Rico, Inc. and incorporates adjustments to reflect the minority owner’s share of operating results for 2009 and 2008. CompCare de Puerto Rico, Inc. is 51% owned by Comprehensive Behavioral Care, Inc. and 49% owned by a major behavioral health services company based in San Juan, Puerto Rico.

OTHER LIABILITIES

Other liabilities include accrued reinsurance claims payable liabilities representing amounts payable to providers under state reinsurance programs.

FAIR VALUE MEASUREMENTS

ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10 also establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques and creates the following three broad levels, with Level 1 being the highest priority:

Level 1:	Observable inputs that reflect quoted (unadjusted) market prices in active markets for identical assets or liabilities that are accessible at the measurement date;

Level 2:	Inputs other than quoted market prices included in Level 1 that are observable for the asset or liability either directly or indirectly; and

Level 3:	Unobservable inputs that reflect a reporting entity’s own assumptions in pricing an asset or liability.

ASC 820-10 requires us to segregate our assets and liabilities measured at fair value in accordance with the above hierarchy. During the years ended December 31, 2009 and 2008, we had no assets or liabilities required to be measured at fair value on a recurring basis. Therefore, there is no disclosure concerning assets or liabilities measured at fair value on a recurring basis. Other non-financial assets that are measured at fair value on a nonrecurring basis for the purposes of determining impairment include goodwill and identifiable intangible assets. See “Fair Value of Nonfinancial Assets” below.

ASC 825-10, “Financial Instruments” (“ASC 825-10”), provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. We chose not to measure at fair value our eligible financial assets and liabilities existing at December 30, 2009. Consequently, ASC 825-10 has had no impact on our consolidated financial statements.

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

The carrying amounts and fair values of our financial instruments at December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Carrying Amount*	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$694	694	1,136	1,136
Restricted cash	1	1	1	1
Note receivable	—	—	17	17
Liabilities
Promissory note	350	334	200	200
Callable promissory note	2,500	2,588	—	—
Debentures	2,244	2,256	2,244	2,223

*-	before any discount attributable to associated equity instruments

FAIR VALUE OF NONFINANCIAL ASSETS

The following is an asset measured at fair value on a nonrecurring basis to determine whether impairment exists at December 31, 2009. We use a discounted cash flow technique in valuing the asset. Inputs used to develop future cash flows derive from our own data and assumptions. We use the discount rate that reflects systematic and unsystematic risk.

					Total Gain (Loss) for the Year Ended December 31, 2009
	December 31, 2009
Intangible Asset:	Level 1	Level 2	Level 3	Total

Customer contracts	—	—	402	402	(146)

In accordance with the provisions of ASC 350-10 “Intangibles – Goodwill and Other,” customer contracts with a carrying amount of $548,000 were written down to their implied fair value of $402,000, resulting in an impairment loss of $146,000 for the year ended December 31, 2009.

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

Prior to being acquired by CompCare, Core had purchased in January 2009 a 48.85% ownership interest in CompCare from Hythiam, Inc. (“Hythiam”). The purchase by Core of Hythiam’s ownership interest resulted in a change in control of the Company. As a result, our ability to carryforward and deduct losses incurred prior to January 20, 2009 on current federal tax returns is subject to a limitation of approximately $361,000 per year. Any unused portion of such limitation can be carried forward to the following year. We may be subject to further limitation in the event that we issue or agree to issue substantial amounts of additional equity.

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

STOCK OPTIONS

We grant stock options to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder approved stock option plans. Under ASC 718-10, “Compensation – Stock Compensation” we measure compensation cost for stock options issued to grantees at fair value on the grant date and recognize compensation expense over the service period for those options expected to vest. For stock options issued in exchange for the services of consultants, the transaction is measured at the fair value of the goods and services received or the fair value of the stock options issued, whichever is more reliably measurable as prescribed in ASC 505-50, “Equity.” We use a Black-Scholes valuation model to determine the fair value of options on the measurement date.

PER SHARE DATA

In calculating basic loss per share, net loss is divided by the weighted average number of common shares outstanding for the period. For the periods presented, diluted loss per share is equivalent to basic loss per share. The following table sets forth the computation of basic and diluted loss per share in accordance with ASC 260-10, “Earnings Per Share.”

		(Predecessor)
	Year Ended December 31, 2009	January 1 to January 20, 2009	Year Ended December 31,
			2008	2007
	(Amounts in thousands, except per share information)

Numerator:
Net loss	$(18,919)	(717)	(5,352)	(3,463)

Denominator:
Weighted average shares – basic	32,292	8,328	7,954	7,697
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average shares – diluted	32,292	8,328	7,954	7,697

Loss per share – basic and diluted	$(0.59)	(0.09)	(0.67)	(0.45)

NOTE 3 — LIQUIDITY

During the year ended December 31, 2009, net cash and cash equivalents increased by $191,000. Net cash used in operations totaled $6.5 million, attributable in part to the payment of claims on our expired Indiana, Pennsylvania and Maryland contracts and expenditures to increase the size of our employee base to accommodate growth prospects. Cash used in investing activities is comprised primarily of $978,000 for the reverse acquisition of CompCare and $167,000 in additions to property and equipment. Cash provided by financing activities consists primarily of $4.8 million in net proceeds from the issuance of common and preferred stock, $490,000 representing a capital contribution from the minority owner of our Puerto Rico subsidiary and $2.7 million in net proceeds from the issuance of note obligations.

At December 31, 2009, cash and cash equivalents were approximately $694,000. We had a working capital deficit of $13.8 million at December 31, 2009 and an operating loss of $19.3 million for the year ended December 31, 2009. We expect that our existing contracts, plus the addition of new contracts implemented as of the date of this report, will reduce our operating losses. Management believes that with the addition of new contracts expected to be awarded to us, in addition to the continued financial support from our major stockholders, we will be able to sustain current operations over the next 12 months. We are looking at various sources of financing if operations cannot support our ongoing plan; however there are no assurances that we will be able to find such financing in the amounts or on terms acceptable to us, if at all. Failure to obtain sufficient debt or equity financing and, ultimately to achieve profitable operations and positive cash flows from operations during 2010 would adversely affect our ability to achieve our business objectives and continue as a going concern. There can be no assurance as to the availability of any additional debt or equity financing or that we will be able to achieve profitable operations and positive cash flows. These conditions raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $4.7 million claims payable amount reported as of December 31, 2009.

In January 2009, CompCare merged with Core, which had previously purchased a 49% interest in CompCare to increase our pipeline for selling opportunities and to create additional distribution channels for product offerings from which additional positive cash flow is expected. During the year ended December 31, 2009, we raised additional capital of $7.5 million for working capital purposes and the payment of accrued claims payable. Although management believes that our current cash position plus the continued support of our major stockholders will be sufficient to meet its current levels of operations, additional cash resources may be required should we wish to accelerate sales or complete one or more acquisitions. Additional cash resources may be needed if we do not meet our sales targets, cannot refinance our debt obligations, exceed our projected operating costs or if unanticipated expenses arise or are incurred. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution and have not made any other arrangements to obtain additional financing. We can provide no assurance that we will not require additional financing. Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material adverse effect on our business, financial condition and results of operations.

NOTE 4 — SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007
At-risk contracts	$10,981	$34,117	$36,295
Administrative services only contracts	2,337	1,008	1,078
Pharmacy contracts	828	31	27
Other	38	—	—

Subtotal	$14,184	$35,156	$37,400
Less: Pre-acquisition revenues	710	—	—

Total	$13,474	$35,156	$37,400

At-risk revenues include contracts under which we assume the financial risk for the costs of member behavioral healthcare services in exchange for a fixed, per member per month fee. Under our administrative services only contracts, we may manage behavioral healthcare programs or perform various managed care functions, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs. Under our pharmacy contracts, we manage behavioral pharmaceutical services for the members of health plans on an at-risk or ASO basis. Other revenues represent commissions earned through the sale of durable goods.

NOTE 5 — MAJOR CONTRACTS/CUSTOMERS

(1) We currently furnish behavioral healthcare services to approximately 219,000 members of a health plan providing Medicaid and Medicare benefits. Services are provided on an at-risk and ASO basis. The contract accounted for 23.1%, or $3.3 million, of our revenues for the year ended December 31, 2009, and 9.0%, or $3.2 million, of our revenues for the year ended December 31, 2008. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Termination by either party may occur with 90 days written notice to the other party.

(2) We currently contract with an HMO to provide behavioral healthcare services to approximately 208,000 Medicaid and Medicare members on an at-risk and ASO basis. Our contract with the HMO accounted for 27.1%, or $3.8 million, of our operating revenues for the year ended December 31, 2009 and 9.4%, or $3.3 million, of our operating revenues for the year ended December 31, 2008. The initial contract was for a one-year term and has been automatically renewed on an annual basis. Termination by either party may occur with 90 days written notice to the other party. The HMO has been a customer since June 2003.

(3) Effective December 31, 2009, we ceased providing behavioral health services on an ASO basis to approximately 237,000 members of a Medicaid health plan in Michigan. Services provided accounted for 10.2%, or $1.4 million, of our operating revenues for the year ended December 31, 2009. The health plan had been a customer since January 2009.

In general, our contracts with our customers are typically for initial one-year terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

NOTE 6 — ACCOUNTS RECEIVABLE

Accounts receivable of $5,000 at December 31, 2009 and $1.6 million at December 31, 2008 consists of trade receivables resulting from services rendered under managed care capitation contracts.

NOTE 7 — OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2009	December 31, 2008	(Predecessor) December 31, 2008
	(Amounts in thousands)
Accounts receivable – other (1)	$375	$—	$6
Restricted cash	1	—	1
Prepaid insurance	89	$—	99
Note receivable	—	—	17
Other prepaid fees and expenses	276	—	213

Total other current assets	$741	$—	$336

(1)	Amount consists of $318,000 due from the minority stockholder of our subsidiary CompCare de Puerto Rico, Inc. and $57,000 representing a refund due of state and federal employment taxes.

NOTE 8 — OTHER ASSETS

Other assets consist of the following:

	December 31, 2009	December 31, 2008	(Predecessor) December 31, 2008
	(Amounts in thousands)
Deferred costs – NCQA accreditation	$63	$—	$164
Deferred costs – provider credentialing	109	—	82
Deposits	83	—	80

Total other assets	$255	$—	$326

NOTE 9 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

			(Predecessor)
	December 31, 2009	December 31, 2008	December 31, 2008
	(Amounts in thousands)
Furniture and equipment	$1,334	$—	$1,286
Leasehold Improvements	67	—	58
Capitalized leases	215	—	233

	1,616	—	1,577
Less: accumulated depreciation and amortization	(1,305)	—	(1,342)

Total property and equipment, net	$311	$—	$235

NOTE 10 — GOODWILL AND INTANGIBLE ASSETS

On January 20, 2009, CompCare acquired Core, a privately held company, through a merger and in exchange for CompCare common and convertible preferred stock. As a result of the merger, the former Core stockholders as a collective group obtained voting control of CompCare. Consequently, the transaction was accounted for as a reverse acquisition with Core designated as the accounting acquirer and CompCare as the predecessor.

The assets acquired by Core included identifiable intangible assets, such as CompCare’s customer contracts, provider network, and its accreditation from the NCQA. Identifiable intangible assets were valued using either an income or cost approach, while the other assets acquired and liabilities assumed were recorded at their carrying values, which approximated their fair values.

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

The following table summarizes the allocation of implied purchase price to the assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

		January 20,
		2009
Implied purchase price		$3,071
Less: recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	522
Trade accounts receivable	616
Other current assets	325
Intangible assets:
Customer contracts	800
NCQA accreditation	500
Provider networks	434
Property and equipment	230
Other non-current assets	322
Accounts payable and accrued liabilities	(2,156)
Accrued claims payable	(5,637)
Long-term debt	(2,444)
Other liabilities and non-controlling interest	(2,591)

Total identifiable net assets		(9,079)

Goodwill from acquisition of CompCare		$12,150

The following table presents intangible assets, net as at December 31, 2009 and 2008.

			(Predecessor)
	December 31,	December 31,	December 31,
	2009	2008	2008
	(Amounts in thousands)
Customer contracts	$800	$—	$—
NCQA accreditation	500	—	—
Provider networks	434	—	—

	1,734	—	—
Less: amortization and impairment loss	(692)	—	—

Total intangible assets, net	$1,042	$—	$—

NOTE 11 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

			(Predecessor)
	December 31,	December 31,	December 31,
	2009	2008	2008
	(Amounts in thousands)

Accounts payable	$864	$149	$540
Accrued salaries and wages	501	—	246
Accrued vacation	151	—	122
Accrued legal and audit	2,995	—	537
Short term portion of capital leases	77	—	64
Other accrued liabilities	1,133	—	444

Total accounts payable and accrued liabilities	$5,721	$149	$1,953

NOTE 12 — NOTE OBLIGATIONS DUE WITHIN ONE YEAR

Note obligations due within one year consists of the following: (amounts in thousands):

	December 31, 2009	December 31, 2008	(Predecessor) December 31, 2008
7 1/2 % convertible subordinated debentures due April 2010, interest payable semi-annually in April and October (1)	$2,244	—	—
10% callable convertible promissory note due June 2010 (2)	$2,000	—	—
10% callable promissory notes due May 15, 2010 (3)	$200	—	—
10% convertible promissory notes due November 2010 (4)	$150	—	—
10% callable convertible promissory notes issued with detachable warrants and no specified maturity date (5)	$300	—	—

Total note obligations due within one year before discount	$4,894	—	—
Less: Unamortized discount on notes payable	(173)	—	—

Total note obligations due within one year	$4,721	—	—

(1)	The debentures are due on April 15, 2010 and accordingly have been reclassified from long term debt at December 31, 2008 to note obligations due within one year at December 31, 2009. The debentures are convertible into 40,133 shares of common stock at a conversion price of $55.91 per share at December 31, 2009. See Note 22 “Subsequent Events.”
(2)	In June 2009 we issued a callable convertible promissory note to an existing investor in the Company. The note bears interest at the rate of 10% per annum payable at maturity and has a term of one year. At maturity, the principal plus accrued interest will be mandatorily converted into shares of the Company’s common stock at a conversion price of $0.35 per share. At any time prior to the maturity date of the note, the note holder may elect to convert the outstanding balance of the note plus any accrued interest into shares of the Company’s common stock at $0.35 per share. Upon giving the Company 30 days notice, at any time after June 30, 2009 and until the maturity date, the note holder may redeem all or part of the note and will be entitled to receive the outstanding balance plus accrued interest thereon calculated through the date of redemption.
(3)	In October 2009 we issued a $100,000 promissory note to each of two individuals. The notes bear interest at a rate of 10% with interest payable at maturity. The notes are callable by the lenders with 30 days notice to the Company.
(4)	In November 2009 we issued promissory notes in the amounts of $100,000 and $50,000 to two individuals, respectively. The notes bear interest at the rate of 10% with interest payable quarterly in arrears. At the option of the note holders, all or a portion of the principal and accrued but unpaid interest may be converted into common stock of the Company at maturity or at any time prior to maturity at a conversion price of $0.25 per share. At maturity, the balance of the note and accrued but unpaid interest not converted into Company common stock will be repaid.
(5)	In December 2009 we issued $100,000 promissory notes to each of three individuals. The notes had no stated maturity date but were callable by the note holder with five days notice. Two of the notes were repaid by the Company in January 2010 at the request of the note holder. The notes each bore interest at the rate of 10% and were convertible into common stock of the Company at any time at a conversion price of $0.25 per share. In conjunction with the loans, each note holder received a warrant to purchase 200,000 shares of the Company’s common stock at $0.25 per share. The warrants were vested upon issuance and have terms of three years. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $89,000 in the aggregate using the Black-Scholes option valuation model. We also determined that the promissory notes contained beneficial conversion features valued at $84,000 in the aggregate. The values of the warrants and beneficial conversion features were recorded as discount on notes payable which will be amortized over the expected life of the notes using the effective interest method. For the year ended December 31, 2009, there was no discount amortization since these notes were issued at the end of the year.

NOTE 13 — CAPITAL LEASE OBLIGATIONS

We use capital leases to finance the acquisition of certain computer and telephone equipment. Terms of the leases range from three to five years.

			(Predecessor)
	December 31,	December 31,	December 31,
	2009	2008	2008
	(Amounts in thousands)
Classes of property:
Computer equipment	$78	$—	$96
Telephone equipment	137	—	137

Total equipment cost	215	—	233
Less: accumulated depreciation	154	—	131

Net book value	$61	$—	$102

Future minimum lease payments under the capital leases are as follows:

Year ended December 31, 2010	$73
Year ended December 31, 2011	46
Year ended December 31, 2012	16

Total minimum lease payments	135
Less: amount representing interest	15

Total obligations under capital leases	120
Less: current installments of capital lease obligations	63

Long–term obligation under capital leases	$57

NOTE 14 — LONG-TERM DEBT

Long-term debt consists of the following:

			(Predecessor)
	December 31,	December 31,	December 31,
	2009	2008	2008
	(Amounts in thousands)
7 1/2 % convertible subordinated debentures due April 2010, interest payable semi-annually in April and October (1)	$—	$—	$2,244
8 1/2 % convertible promissory note due August 2011, interest payable monthly (2)	200	—	200

Total long-term debt	$200	$—	$2,444

(1)	The debentures are due on April 15, 2010 and accordingly have been reclassified from long term debt at December 31, 2008 to note obligations due within one year at December 31, 2009. See Note 12 “Note Obligations Due Within One Year” and Note 22 “Subsequent Events.”
(2)	The promissory note is convertible at the option of the note holder into 800,000 shares of common stock at a conversion price of $0.25 per share.

NOTE 15 — INCOME TAXES

Provision for income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$—	—	—
State	189	5	72

Provision for income taxes	$189	5	72

Reconciliation between the provision for income tax and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income tax is as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008	2007
Income tax benefit at the statutory tax rate	$(6,368)	(1,818)	(1,153)
State income tax benefit, net of federal tax effect	(593)	(248)	(51)
Change in valuation allowance	6,283	2,039	1,218
Non-deductible items	832	41	48
Other	35	(9)	10

Provision for income taxes	$189	5	72

Significant components of our deferred income taxes are as follows:

	December 31, 2009	December 31, 2008	(Predecessor) December 31, 2008
Deferred Tax Assets:
Net operating loss carryforwards	$7,397	$25	$4,861
Accrued expenses	1,285	21	208
Loss on impairment – investment in marketable securities	40	—	40
Employee benefits	57	—	47
Equity based compensation expense	2,522	—	37
Bad debt	9	7	—
Other, net	73	—	91

Total Deferred Tax Assets	11,383	53	5,284
Valuation Allowance	(10,812)	(53)	(5,135)

Net Deferred Tax Assets	571	—	149

Deferred Tax Liabilities:
Purchased intangible assets	(396)	—	—
Depreciation	(9)	—	—
Goodwill amortization	(166)	—	(149)

Total Deferred Tax Liabilities	(571)	—	(149)

Net Deferred Tax	$—	$—	$—

In June 2005, we completed a private placement transaction that constituted a “change of ownership” under IRS Section 382 rules, which impose limitations on the ability to deduct prior period net operating losses on current federal tax returns. As a result, our ability to use our net operating losses incurred prior to June 14, 2005 is limited to approximately $400,000 per year.

On January 12, 2007, the sale of an investor’s majority interest in the Company to Hythiam constituted a second “change of ownership” under IRS Section 382 rules. In the event that the Company has two or more ownership changes, Section 1.382-5(d) also describes a potential impact on the limitation for any losses attributable to the period preceding the earlier ownership change. We have determined that this change of ownership does not change the limitation of approximately $400,000 per year for net operating losses incurred prior to June 14, 2005, the date of the first change in control. Furthermore, our ability to use net operating losses incurred between June 15, 2005 and January 12, 2007 is limited to approximately $490,000 per year. Net operating losses for periods prior to June 15, 2005 and for the subsequent period of June 15, 2005 to January 12, 2007 may be deducted simultaneously subject to the applicable limitations.

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

At December 31, 2009, the Company’s federal net operating loss carryforwards total approximately $19.4 million, of which approximately $6.8 million is not subject to Section 382 limitations from the first two changes in control transactions. These losses were incurred in the years ended May 31, 2002 through December 31, 2008, and expire in years 2022 through 2028. The Company may be unable to utilize some or all of its allowable tax deductions or losses, depending upon factors including the availability of sufficient taxable income from which to deduct such losses during limited carryover periods.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years that remain subject to examinations by tax authorities are 2008, 2007, and 2006.

After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2009 and 2008 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

NOTE 16 — EMPLOYEE BENEFIT PLAN

We offer a 401(k) Plan (the “Plan”), which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of our eligible employees. All full-time and part-time employees who have attained the age of 21 and have completed one thousand hours of service are eligible to participate in the Plan. Each participant may contribute from 2% to 50% of his or her compensation to the Plan up to the annual maximum allowed amount, which was $16,500 during 2009, subject to limitations on the highly compensated employees to ensure the Plan is non-discriminatory. Our plan year ends at May 31. Company contributions are discretionary and are determined by the Company’s management. Our employer matching contributions to the Plan were $0, $4,316 and $8,906 in 2009, 2008 and 2007, respectively.

NOTE 17 — PREFERRED STOCK, COMMON STOCK, AND STOCK OWNERSHIP PLANS

PREFERRED STOCK

As of December 31, 2009, there were 995,660 shares of Preferred Stock authorized and 14,400 shares issued and outstanding. The outstanding shares consist of Series C Convertible Preferred Stock, $50.00 par value, which are convertible into Common Stock at the initial rate of approximately 316.28 shares of Common Stock for each share of Series C Convertible Preferred Stock. The conversion rate is adjustable for any dilutive issuances of Common Stock occurring in the future. The rights and preferences of the Series C Convertible Preferred Stock include, among other things, the following:

•	liquidation preferences,

•	dividend preferences,

•	the right to vote with the common stockholders on matters submitted to the Company’s stockholders, and

•	the right, voting as a separate class, to elect five directors of the Company.

In March 2009 the Company designated 7,000 shares of Series D Convertible Preferred Stock, par value $50.00 per share. No shares of Series D Convertible Preferred Stock are outstanding as of December 31, 2009. Of the 7,000 designated shares, 290 are presently acquirable through the exercise of warrants issued to members of the Board of Directors and certain members of management during 2009. Once issued, a Series D Convertible Preferred Share is convertible at any time after the date of issuance and without the payment of additional consideration into 100,000 shares of common stock, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. Each holder of Series D Preferred Shares is entitled to notice of any stockholders’ meeting and to vote on any matters on which the shares of Company’s common stock may be voted. In a stockholder vote, a Series D Convertible Preferred Share is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares of common stock. Series D Preferred Shares also enjoy liquidation and dividend preferences.

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

PREFERRED AND COMMON STOCK ISSUED AND RESERVED

Authorized shares of common and preferred stock outstanding and reserved for possible issuance for convertible debentures, convertible preferred stock, convertible notes payable, stock options, and warrants are as follows at December 31, 2009:

Capitalization Table

As of December 31, 2009

Common Stock (Authorized 100 million shares)	Issued	Reserved	Total

Common Stock issued and outstanding	39,869,089	—	39,869,089
Reserved for convertible debentures(a)		40,133	40,133
Reserved for convertible promissory notes(b)		8,314,285	8,314,285
Reserved for outstanding stock options(c)		2,498,000	2,498,000
Reserved for outstanding warrants to purchase common stock(d)		4,906,000	4,906,000
Reserved for Series C Convertible Preferred Stock( e)		4,554,379	4,554,379
Reserved for Series D Convertible Preferred Stock( f)		29,000,000	29,000,000
Reserved for future issuance under stock option plans		9,451,668	9,451,668

Total shares issued or reserved for issuance	39,869,089	58,764,465	98,633,554

Preferred Stock (Authorized 995,660 shares)	Issued	Reserved	Total

Series C Convertible Preferred Stock( e)	14,400		14,400
Reserved for warrants for Series D Convertible Preferred Stock( g)	—	290	290

Total Preferred Stock issued or reserved for issuance	14,400	290	14,690

(a)	The debentures are convertible into 40,133 shares of common stock at a conversion price of $55.91 per share.
(b)	Promissory notes convertible into common stock totaled $2,650,000 at December 31, 2009. Such notes are convertible at any time at conversion prices ranging from $0.25 to $0.35. See Note 12 “Note obligations due within one year” and Note 14 “Long Term Debt.”
(c)	Options to purchase common stock of the Company have been issued to employees and non-employee Board of Director members with exercise prices ranging from $0.25 to $2.16, with a weighted average price of $0.52.
(d)	Warrants to purchase shares of the Company’s common stock have been issued the following:
•	key employees, and
•	non-employee individuals in exchange for consulting, financial advisory, or investment banking services in lieu of cash compensation.
(e)	The Series C Convertible Preferred Stock is convertible directly into 4,554,379 common shares. This class controls five out of the nine seats on our Board of Directors.
(f)	Once issued, shares of Series D Convertible Preferred Stock are convertible into shares of common stock at any time.
(g)

During 2009, Board of Director members and certain members of senior management were issued warrants to purchase an aggregate of 390 shares of Series D Convertible Preferred Stock. One warrant for the purchase of 100 shares of Series D

Convertible Preferred Stock was cancelled in July 2009. Warrants outstanding at December 31, 2009 may be exercised to purchase 290 shares of Series D Convertible Preferred Stock, which convert into 29,000,000 shares of common stock at a strike price of $25,000 per share (equal to $0.25 per common share). Each share of Series D Convertible Preferred Stock is entitled to 500,000 votes per share in a stockholder vote.

STOCK OWNERSHIP PLANS

We grant stock options to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have three active incentive plans, the 1995 Incentive Plan, the 2002 Incentive Plan and the 2009 Equity Compensation Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. For the 2009 Equity Compensation Plan, the vesting period is determined by the Compensation Committee. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 10,000,000 under the 2009 Equity Compensation Plan, 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of December 31, 2009, there were 8,275,000 options available for grant and 1,725,000 options outstanding under the 2009 Equity Compensation Plan. Under the 2002 Incentive Plan, there were 375,000 options available for grant and 585,000 options were outstanding and exercisable. Additionally, as of December 31, 2009, there were 88,000 options outstanding and exercisable under the 1995 Incentive Plan. There are no further options available for grant under the 1995 Incentive Plan.

Under our Non-employee Directors’ Stock Option Plan, we are authorized to issue 1,000,000 shares pursuant to non-qualified stock options to our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of December 31, 2009, there were 801,668 shares available for option grants and 100,000 options outstanding under the directors’ plan, none of which were exercisable.

A summary of activity for the year ended December 31, 2009 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	847,500	$0.88	6.34 years
Granted	50,000	0.52
Exercised	—	—
Forfeited or expired	—	—

Outstanding at January 20, 2009	897,500	$0.86	6.49 years

Granted	1,825,000	0.39
Exercised	(1,000)	0.56
Forfeited, expired or cancelled	(223,500)	0.84

Outstanding at December 31, 2009	2,498,000	$0.52	8.84 years	$—

Exercisable at December 31, 2009	673,000	$0.87	6.03 years	$—

The following table summarizes information about options granted, exercised, and vested for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
Options granted	1,875,000	300,000	145,000

Weighted-average grant-date fair value	$0.37	$0.47	$0.76

Options exercised	1,000	125,000	37,500

Total intrinsic value of exercised options	$287	$50,080	$13,160

Fair value of vested options	$139,270	$132,212	$78,346

Approximately 1,835,000 options granted during the year ended December 31, 2009 were for employees and non-employee directors. Total recognized compensation costs during the year ended December 31, 2009 were approximately $112,000. As of December 31, 2009, there was approximately $628,000 of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 3 years. We recognized approximately $4,000 of tax benefits attributable to stock-based compensation expense recorded during the year ended December 31, 2009. This benefit was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

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

	Year Ended December 31,
	2009	2008	2007

Volatility factor of the expected market price of the Company’s common stock	160-225%	125-130%	110%
Expected life (in years) of the options	5-6	5-6	3
Risk-free interest rate	1.54-2.24%	2.6-3.2%	4.8%
Dividend yield	0%	0%	0%

A summary of our stock option activity and related information for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2006	1,308,707	$1.41

Granted	145,000	1.05
Exercised	(37,500)	0.51
Forfeited, expired or cancelled	(345,832)	1.82

Outstanding as of December 31, 2007	1,070,375	$1.27

Granted	300,000	0.54
Exercised	(125,000)	0.26
Forfeited, expired or cancelled	(397,875)	1.85

Outstanding as of December 31, 2008	847,500	$0.88

Granted	50,000	0.52
Exercised	—	—
Forfeited, expired or cancelled	—	—

Outstanding as of January 20, 2009	897,500	$0.86

Granted	1,825,000	0.39
Exercised	(1,000)	0.56
Forfeited, expired or cancelled	(223,500)	0.84

Outstanding as of December 31, 2009	2,498,000	$0.52

A summary of options outstanding and exercisable as of December 31, 2009 is as follows:

Options Outstanding	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price of Exercisable Options
54,500	$ 0.25 - $ 0.2656	$0.25	0.96	54,500	$0.25
1,725,000	$ 0.38 - $ 0.38	$0.38	9.93	—	—
410,500	$ 0.39 - $ 0.56	$0.51	7.58	310,500	$0.50
277,500	$ 0.65 - $ 1.80	$1.27	6.07	277,500	$1.27
30,500	$ 1.95 - $ 2.16	$2.12	3.75	30,500	$2.12

2,498,000	$ 0.25 - $ 2.16	$0.52	8.84	673,000	$0.87

WARRANTS – EMPLOYEES AND NON-EMPLOYEE DIRECTORS

We periodically issue warrants to purchase shares of our common and preferred stock for the services of employees and non-employee directors.

Warrants to Purchase Series D Convertible Preferred Stock

During the year ended December 31, 2009, we issued warrants to purchase up to 390 shares of our Series D Convertible Preferred Stock, par value $50.00 per share, to members of the Board of Directors and certain members of senior management as an equity incentive to further align the interests of the directors and members of management with those of our stockholders. In July 2009, our Board cancelled a warrant to purchase 100 shares of Series D Convertible Preferred Stock granted to a former officer and board member. We valued the warrants at their estimated fair market value using the Black-Sholes pricing model and recognized approximately $8.1 million of expense related to these warrants. Each warrant has a three year term and may be exercised at any time to purchase shares of Series D Convertible Preferred Stock at an exercise price of $25,000 per share. If after six months from the issuance date of a warrant the market value of a share of Series D Convertible Preferred Stock exceeds the exercise price for a share of Series D Convertible Preferred Stock, then the holder may exercise the warrant by a cashless exercise and receive the number of shares of Series D Convertible Preferred Stock representing the net value of the warrant and forfeiting the appropriate number of warrants. The market value of a share of Series D Convertible Preferred Stock is equal to the product of (a) the per share market price of the Company’s common stock multiplied by (b) the number of shares of the Company’s common stock into which a share of Series D Preferred Stock is then convertible.

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

Each share of Series D Convertible Preferred Stock acquired through exercise of a warrant is convertible into 100,000 shares of common stock at any time. For the presentation below, warrants to purchase Series D Convertible Preferred Stock are stated in common shares, as if the warrant was exercised and the resulting Series D Convertible Preferred Stock was converted. The exercise price of the warrant has been similarly adjusted to an as-converted common stock equivalent. A summary of our warrant activity for the year ended December 31, 2009 is as follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	—	$—
Granted	—
Exercised	—
Forfeited, expired or cancelled	—

Outstanding at January 20, 2009	—	$—

Granted	39,000,000	$0.25
Exercised	—	—
Forfeited, expired or cancelled	(10,000,000)	$0.25

Outstanding at December 31, 2009	29,000,000	$0.25	2.29 years	$—

Exercisable at December 31, 2009	29,000,000	$0.25	2.29 years	$—

The following table summarizes information about warrants granted, exercised and vested for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Warrants granted	39,000,000	—	—
Weighted-average grant-date fair value ($)	0.21	—	—

Warrants exercised	—	—	—
Total intrinsic value of exercised warrants ($)	—	—	—

Fair value of vested warrants ($)	8,071,900	—	—

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

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Volatility factor of the expected market price of the Company’s common stock	142-175%	—	—
Expected life (in years) of the warrants	3	—	—
Risk-free interest rate	1.15-1.31%	—	—
Dividend yield	0%	—	—

Warrants to Purchase Common Stock

During the year ended December 31, 2009, we issued warrants to purchase an aggregate of 900,000 shares of our common stock to three key employees. Shares acquirable pursuant to the warrants vest at the warrant grant date and/or at specified dates throughout the 36 month or 60 month term of the warrants. A summary of warrant activity for the year ended December 31, 2009 is as follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	—	$—	—
Granted	—
Exercised	—
Forfeited, expired or cancelled	—

Outstanding at January 20, 2009	—	$—

Granted	900,000	0.48
Exercised	—	—
Forfeited, expired or cancelled	—	—

Outstanding at December 31, 2009	900,000	$0.48	3.40 years	$—

Exercisable at December 31, 2009	150,000	$0.45	2.75 years	$—

The following table summarizes information about warrants granted, exercised and vested for the year ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Warrants granted	900,000	—	—
Weighted-average grant-date fair value ($)	0.21	—	—

Warrants exercised	—	—	—
Total intrinsic value of exercised warrants ($)	—	—	—

Fair value of vested warrants ($)	29,468	—	—

We recognized approximately $45,000 of compensation costs related to warrants to purchase common stock during the year ended December 31, 2009. Total unrecognized compensation costs as of December 31, 2009 was approximately $329,000 which is expected to be recognized over a weighted-average period of 2.4 years.

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

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Volatility factor of the expected market price of the Company’s common stock	160%	—	—
Expected life (in years) of the warrants	3-5	—	—
Risk-free interest rate	1.36-2.37%	—	—
Dividend yield	0%	—	—

We recognized approximately $2.4 million of tax benefits attributable to equity-based expense recorded for warrants issued to employees and non-employee directors during the period from January 21st to December 31, 2009. This benefit was fully offset by a valuation allowance of the same amount due to the uncertainty of future realization.

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

A summary of the activity of our warrants issued to non-employees for the year ended December 31, 2009 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2008	306,000	$1.25
Granted	—
Exercised	—
Forfeited, expired or cancelled	—

Outstanding at January 20, 2009	306,000	$1.25

Granted	4,400,000	$0.38
Exercised	—	—
Forfeited, expired or cancelled	(700,000)	$0.46

Outstanding at December 31, 2009	4,006,000	$0.43

For vested warrants issued as compensation to non-employees for their services for the years ended December 31, 2009, valuation was based on the following information:

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Volatility factor of the expected market price of the Company’s common stock	156-160%	—	—
Expected life (in years) of the warrants	3	—	—
Risk-free interest rate	1.21-2.00%	—	—
Dividend yield	0%	—	—

NOTE 18 — COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

We lease certain office space and equipment under leases expiring in 2012. The Tampa and Texas office leases contain annual escalation clauses and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases was approximately $538,000, $259,000 and $269,000, respectively, for the years ended December 31, 2009, 2008 and 2007.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2009:

Calendar Year	Operating Leases
(Amounts in thousands)
2010	$501
2011	22
2012	11

Total minimum lease payments	$534

OTHER COMMITMENTS AND CONTINGENCIES

(1)	Related to our discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. Our fiscal 1999 cost report, the final year we were required to file a cost report, is being reviewed, in which case the intermediary may determine that additional amounts are due to or from Medicare. Management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.

(2)	We have insurance for a broad range of risks as it relates to our business operations. We maintain managed care errors and omissions, professional and general liability coverage. These policies are written on a claims-made basis and are subject to a $10,000 per claim self-insured retention. The managed care errors and omissions and professional liability policies include limits of liability of $1 million per claim and $3 million in the aggregate. The general liability has a limit of liability of $5 million per claim and $5 million in the aggregate. We are responsible for claims within the self-insured retentions or if the policy limits are exceeded. Management is not aware of any claims that could have a material adverse impact on our consolidated financial statements.

(3)	A complaint entitled “MDwise, Inc. vs. Comprehensive Behavioral Care, Inc.” was filed against us in April 2009 in the Marion County Superior Court in Indiana by MDwise, Inc. (“MDwise”), our former Indiana client. The complaint seeks unspecified damages and a declaratory judgment requiring us to pay outstanding provider claims that are allegedly the Company’s responsibility under the expired contract with the contract. On May 8, 2009, we successfully filed a motion to remove the case to federal court. On September 18, 2009, MDwise filed a counterclaim seeking damages, interest and cost of suit related to claims of fraud, estoppel and breach of contract. We intend to vigorously defend the claims alleged by MDwise. Until the actions are withdrawn or settled, we may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees.

(4)	The Company initiated an action against Jerry Katzman in July 2009 in the U.S. District Court for the Middle District of Florida alleging that Mr. Katzman, a former director, fraudulently induced the Company to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement. In December 2009, Mr. Katzman filed an answer and counterclaim. The counterclaim requests judgment in Mr. Katzman’s favor and compensatory damages to remedy alleged breaches of contract by the Company. We have and will continue to vigorously pursue our allegations and defend against the claims alleged by the defendant. Until the actions are withdrawn or settled, we may incur further legal fees and may be subject to awards of compensatory damages and defendant’s attorney fees.

NOTE 19 — RELATED PARTY TRANSACTIONS

During 2007, CBC contracted with Integra Health Management, Inc. (“IHM”), a company that provides behavioral and medical health management and consultative services to healthcare payers. IHM was founded by one of our former directors, Michael Yuhas, who also serves as its current Chief Executive Officer. During the year ended December 31, 2008, CBC paid IHM $94,620 for monitoring and care coordination of intensive case management patients. In addition, IHM provided $115,967 of information technology consulting services to CBC for the year ended December 31, 2008.

During the period in which Hythiam held a 48.85% ownership interest in us, we accelerated our Sarbanes-Oxley Act compliance efforts in order to meet Hythiam’s management attestation requirements for financial reporting internal controls. Hythiam paid for consulting services to accomplish our management review of such internal controls. Because this effort benefited us, we recorded a liability to Hythiam for a portion of the cost. In addition, we benefited by being included under certain of Hythiam’s insurance policies.

In connection with employment agreements executed with our Chairman and Co-CEO, our President and Co-CEO, and our CFO, we have deferred compensation payments to these individuals of approximately $207,000, $61,000 and $111,000, respectively, as of December 31, 2009.

NOTE 20 — SEGMENT INFORMATION

Summary financial information for our two reportable segments and Corporate and Other is as follows (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007
Managed Care
Revenues	$14,146	$35,156	$37,400
Gross Margin	719	(1,340)	673
Income/(loss) before income taxes	(2,114)	(3,463)	(2,074)

Consumer Marketing
Revenues	38	—	—
Gross Margin	22	—	—
Income/(loss) before income taxes	(779)	—	—

Corporate and Other
Revenues	—	—	—
Gross Margin	—	—	(63)
Income/(loss) before income taxes	(16,727)	(1,884)	(1,317)

Consolidated Operations
Revenues	14,184	35,156	37,400
Gross Margin	741	(1,340)	610
Income/(loss) before income taxes	(19,620)	(5,347)	(3,391)

Pre-acquisition loss before income taxes	(720)	—	—

Income/(loss) before income taxes – post-acquisition	(18,900)	(5,347)	(3,391)

NOTE 21 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

CALENDAR 2009	Quarter Ended							Year Total
	3/31/09		6/30/09		9/30/09	12/31/09
	(Amounts in thousands, except per share data)

Operating revenues	$3,405		3,456		3,568	3,755		14,184

Gross (loss) profit	581		(178)		56	282		741

General and administrative expenses	6,086	(a)	5,874	(b)	2,436	4,821	(c)	19,217
(Recovery of) provision for doubtful accounts	(2)		6		—	—		4
Depreciation and amortization	148		163		187	187		685
Impairment loss	—		—		—	146		146
Other expense	50		54		99	106		309

Loss from continuing operations before income taxes	(5,701)		(6,275)		(2,666)	(4,978)		(19,620)
Income tax expense	4		127		28	30		189

Loss before pre-acquisition loss	(5,705)		(6,402)		(2,694)	(5,008)		(19,809)
Add back: Pre-acquisition loss	721		—		—	—		721

Net loss from continuing operations	(4,984)		(6,402)		(2,694)	(5,008)		(19,088)
Net loss attributable to non-controlling interest	20		25		116	8		169

Net loss attributable to stockholders	$(4,964)		(6,377)		(2,578)	(5,000)		(18,919)

Basic loss per common share	$(0.22)		(0.24)		(0.06)	(0.13)		(0.59)

Diluted loss per common share	$(0.22)		(0.24)		(0.06)	(0.13)		(0.59)

Weighted Average Common Shares Outstanding – basic	22,966		26,303		39,762	39,869		32,292

Weighted Average Common Shares Outstanding – diluted	22,966		26,303		39,762	39,869		32,292

(a)	Includes $589,000 of merger expenses and $4.4 million of equity based expenses.
(b)	Includes $4.2 million of equity based expenses.
(c)	Includes $2.6 million of accrued legal expenses.

CALENDAR 2008	Quarter Ended					Year Total
	3/31/08	6/30/08		9/30/08	12/31/08
	(Amounts in thousands, except per share data)

Operating revenues	$9,333	9,582		8,400	7,841	35,156

Gross (loss) profit	(406)	(2,125)		933	258	(1,340)

General and administrative expenses	948	1,518	(d)	529	747	3,742
Recovery of doubtful accounts	—	—		—	(49)	(49)
Depreciation and amortization	40	40		39	34	153
Other expense	35	41		41	44	161

Income (loss) from continuing operations before income taxes	(1,429)	(3,724)		324	(518)	(5,347)
Income tax expense	3	3		(4)	3	5

Net (loss) income from continuing operations	$(1,432)	(3,727)		328	(521)	(5,352)

Basic (loss) income per common share	$(0.19)	(0.48)		0.04	(0.07)	(0.67)

Diluted (loss) income per common share	$(0.19)	(0.48)		0.03	(0.07)	(0.67)

Weighted Average Common Shares Outstanding – basic	7,727	7,828		7,928	7,928	7,954

Weighted Average Common Shares Outstanding – diluted	7,727	7,828		12,524	7,928	7,954

(d)	Includes $325,000 of accrued legal expenses attributable to a stockholder lawsuit filed in objection to our proposed merger with Hythiam, Inc.

CALENDAR 2007	Quarter Ended						Year Total
	3/31/07		6/30/07	9/30/07		12/31/07
	(Amounts in thousands, except per share data)

Operating revenues	$8,701		9,159	9,760		9,780	37,400

Gross profit (loss)	438		(189)	386		(25)	610

General and administrative expenses	1,081	(e)	931	1,201	(f)	819	4,032
(Recovery of) provision for doubtful accounts	(10)		2	4		—	(4)
Depreciation and amortization	38		38	38		40	154
Other expense (income)	23		(29)	1		(176)	(181)

Loss from continuing operations before income taxes	(694)		(1,131)	(858)		(708)	(3,391)
Income tax expense	10		14	15		33	72

Loss from continuing operations	(704)		(1,145)	(873)		(741)	(3,463)

Basic loss per common share	$(0.09)		(0.15)	(0.11)		(0.10)	(0.45)

Diluted loss per common share	$(0.09)		(0.15)	(0.11)		(0.10)	(0.45)

Weighted Average Common Shares Outstanding – basic	7,681		7,703	7,703		7,703	7,697

Weighted Average Common Shares Outstanding – diluted	7,681		7,703	7,703		7,703	7,697

(e)	Includes $418,000 of expenses related to the proposed merger with Hythiam.
(f)	Includes $ 416,000 of severance benefits due the Company’s former Chief Executive Officer.

NOTE 22 — SUBSEQUENT EVENTS

For the purpose of this disclosure we have evaluated potential subsequent events through the date the financial statements were issued.

NEW BUSINESS

During the period January 1 through April 1, 2010, we added five new customers to our portfolio of clients and significantly expanded services to one existing client. In the aggregate, we will manage an additional 275,000 lives on an at-risk and ASO basis for health plans servicing Medicaid, Medicare, CHIP, Healthy Families and commercial members. We expect revenues of approximately $8.0 million from these new contracts in 2010 and approximately $11.2 million in annual revenues thereafter.

NEW DEBT AND EQUITY FINANCING

During the period January 1 through April 14, 2010, we completed short term debt financing transactions totaling a net of approximately $0.8 million. The duration of the debt instruments ranged from one week to one year. Certain of the instruments contained provisions allowing the lender to convert the principal and interest of the debt into common stock of the Company. Warrants to purchase the Company’s stock were issued in conjunction with one debt instrument issued. We also completed the private placement of 200,000 shares of our common stock in exchange for $50,000 in April 2010.

SALE OF DIRECT VENTURES INTERNATIONAL, INC. (“DVI”)

On February 28, 2010, Core agreed to sell DVI, a Core subsidiary, to its former owner in exchange for 2.1 million shares of CompCare stock. The reacquired shares will be cancelled once the sale is completed. The former owner will take possession of all assets and assume certain liabilities as of February 28, 2010. An expected gain of approximately $0.5 million will be recognized and credited directly to the retained earnings of Core.

DEFAULT ON SUBORDINATED DEBENTURES

Our 7 1/2% debentures matured on April 15, 2010 and are currently in default for $2,244,000 of principal and $84,150 of interest. We are currently in negotiations with bondholders representing more than 50% of the outstanding principal balance and believe that we will be able to successfully modify the terms of the debentures for these holders by extending the maturity date and increasing the quantity of common shares into which the debentures are convertible by lowering the conversion price. We are not able to estimate the financial effect resulting from a state of default with respect to the debentures held by the remaining bond holders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Our Co-Chief Executive Officers and our Chief Financial Officer concluded that, as of the evaluation date, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Co-Chief Executive Officers and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2009 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•

provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Furthermore, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our current executive officers and directors serving at December 31, 2009. Each director is serving a term that will expire at our next annual meeting. There are no family relationships among any of our directors or executive officers.

NAME	AGE	POSITION
Clark Marcus	68	Chairman of the Board, Co-Chief Executive Officer and Director
John M. Hill	59	President, Co-Chief Executive Officer and Director
Giuseppe Crisafi	40	Chief Financial Officer and Director
Robert J. Landis	50	Chief Accounting Officer
Joshua I. Smith	68	Director and Audit Committee Member
Arnold B. Finestone, Ph.D.	79	Director, Audit Committee Chairman and Compensation and Stock Option Committee Member
Sharon Kay Ray	51	Director and Compensation and Stock Option Committee Member
Arthur K. Yeap	54	Director, Audit Committee Member, and Compensation and Stock Option Committee Chairman

CLARK MARCUS

Clark Marcus was appointed as our Co-Chief Executive Officer, a director and Chairman of the Board on May 11, 2009. Mr. Marcus was formerly Chairman and Chief Executive Officer of Core from September 2008 to January 2009. Prior to that, he was a founder, Chairman and Chief Executive Officer at The Amacore Group, Inc., a public company and marketer of health care related memberships, from September 1993 to August 2008. Mr. Marcus has been a practicing attorney since 1968 and was a senior partner in the New York law firms of Victor & Marcus and Marcus & Marcus. Mr. Marcus contributes to the Board of Directors through his unique expertise in the healthcare industry, legal expertise, decades of experience in building and operating companies as well as proven leadership skills in guiding public companies.

JOHN M. HILL

John M. Hill has served as our President and Co-Chief Executive Officer since January 2008 and as a director since February 2008. From 2005 until joining CompCare, Mr. Hill served as Director of Channel Sales for Healthmedia, Inc., an internet-based provider of behavior change services designed to increase compliance, reduce medical utilization and enhance productivity for health plans, employees, pharmaceutical companies and behavioral health organizations. From 2002 to 2005, Mr. Hill was Vice President of Ultrasis Group Plc., a London-based provider of web-based and computer-delivered interactive behavioral healthcare products and associated services. From 1998 to 2001, Mr. Hill had been with ValueOptions, a national managed behavioral healthcare company, where he served in a number of executive roles, including President. Mr. Hill earned a Bachelor of Science degree in Psychology from Towson State University in Towson, Maryland, and attended the University of Maryland and Johns Hopkins University for graduate level education in Social Work and Health Administration. Mr. Hill’s extensive experience in the managed behavioral healthcare field provides the Board of Directors with valuable skills in operating, marketing, project management, and business development within a managed care company.

GIUSEPPE CRISAFI, MBA, CPA

Giuseppe (Joe) Crisafi, was appointed as our Chief Financial Officer and as a Director on February 26, 2009. Mr. Crisafi has over 20 years experience in Finance and has worked in a number of industries internationally, including healthcare, banking, public accounting and utilities. Prior to joining CompCare, Mr. Crisafi served as a Director and the Chief Financial Officer of Core Corporate Consulting Group, Inc. from November 2008 to January 2009. He also served as a director and the Chief Financial Officer of The Amacore Group, Inc., a public company and marketer of health care related memberships, from September 2007 to August 2008. During the period January 2007 to September 2007, Mr. Crisafi provided specialist consulting services to Madison Partners, a public accounting firm in Australia. From August 2005 to December 2006 he was Vice President of Finance at Lehman Brothers. He operated his own consulting practice from November 2000 to September 2003. Prior to starting his own consulting practice, Mr. Crisafi was a Director at KPMG, where he worked for 10 years in the Forensic, Risk Management, Corporate Finance and Corporate Turnaround divisions. Mr. Crisafi holds an MBA degree from Columbia University, a Diploma in Applied Investment & Finance

awarded by the Securities Institution of Australia, and a Bachelors of Economics degree from Monash University. He is a CPA in the United States and a Chartered Accountant in both Australia and the United Kingdom. We believe Mr. Crisafi is qualified to serve on our Board of Directors because of his extensive financial experience, as well as his valuable operational and management experience.

ROBERT J. LANDIS, MBA, CPA

Mr. Landis currently serves as our Chief Accounting Officer and served as Chairman of our Board of Directors from January 2000 to January 2009, and as our Chief Financial Officer and Treasurer from July 1998 to February 2009. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization, from November 1988 to July 1998. Mr. Landis also serves on the Board of Directors and on the audit committee of Global Axcess Corporation, a company that owns and operates automatic teller machines, whose common stock is publicly traded on the Over-The-Counter Bulletin Board. Further, Mr. Landis serves on the Board of Directors and on the audit committee of Nyer Medical Group, Inc., a publicly-traded company engaged in the ownership and operation of pharmacies. Mr. Landis, a Certified Public Accountant, received a Bachelor’s Degree in Business Administration from the University of Southern California and a Master’s Degree in Business Administration from California State University at Northridge.

ARNOLD B. FINESTONE, Ph.D.

Arnold B. Finestone was appointed to our Board of Directors on January 21, 2009. He is a business management consultant and formerly served on the Board of Directors of The Amacore Group, Inc. a public company and marketer of health care related memberships. has served on the Boards of public companies and start-up business ventures since 1985. From 1982 to 1985, he was President of Dartco, Inc., a subsidiary of Dart & Kraft Inc., which was engaged in marketing and manufacturing of high-performance engineering plastics for consumer, industrial, and military uses. From 1970 to 1982, he served as Executive Vice President of the Chemical–Plastics Group of Dart Industries and Dart & Kraft, Inc. From 1957 to 1970, he was Vice President and Director of Planning, Development and Marketing for Foster Grant, Inc. Dr. Finestone’s qualifications to sit on our Board of Directors include his financial expertise, which qualify him as our “audit committee financial expert,” and his extensive governance and executive experience, including executive level roles in complex organizations.

JOSHUA I. SMITH

Joshua I. Smith was appointed to our Board of Directors on January 21, 2009 and serves as the Company’s Vice Chairman. He is a nationally renowned entrepreneur and lecturer and has served as the Chairman and Managing Partner of The Coaching Group since 1999. In this capacity he is the “coach” and senior advisor/consultant to chief executive officers of portfolio companies. Previously, he was founder, Chairman and Chief Executive Officer of The MAXIMA Corporation, a 20-year old consultancy that achieved a national reputation as one of the top African-American owned and fastest-growing firms in the United States. Mr. Smith also currently serves on the board of directors for Caterpillar, Inc., FedEx Corp., and Allstate Insurance Corp. In July 2008, Mr. Smith launched Biz Talk With Josh, a small and emerging business and entrepreneurship talk show, on CBS Radio. In 2003, Mr. Smith chaired the special Task Force on Minority Business Reform for the State of Maryland, and subsequently served as an advisor to the Maryland Governor’s Commission on Minority Business Reform. He was also appointed by former President George H.W. Bush to serve in the following capacities: Chairman of the U.S. Commission on Minority Business Development from 1989 to 1992; the Executive Committee of the 1990 Economic Summit of Industrialized Nations; the Board of Trustees of the John F. Kennedy Center for the Performing Arts; and the George H.W. Bush Memorial Library Board of Trustees. Mr. Smith’s service as a director of large publicly traded companies and his extensive executive leadership and managerial experience will be invaluable to our Board of Directors.

SHARON KAY RAY

Sharon Kay Ray was appointed to our Board of Directors on January 21, 2009. Since March 1989 she has served as a regional marketing representative for Novo Nordisk, a multi-national pharmaceutical company, and as a special marketing consultant for a number of public and non-public corporations. Within the last five years Ms. Ray served on the Board of Directors of The Amacore Group, Inc. a public company and marketer of health care related memberships. Ms. Ray brings to the Board of Directors a unique marketing perspective that provides strategic insight into the promotion of our health care related consumer products.

ARTHUR K. YEAP

Arthur K. Yeap joined our Board of Directors on January 21, 2009. Since 1983, Mr. Yeap has served as Chief Executive Officer of Novo Group, consultants and manufacturers of customer audio and video products for professional use. He also has been a principal investigator on the staff of the University of California at Berkley, engaged in research for advanced military and consumer uses for the Internet. From 1996 to 1999, he was Director of Marketing, Consumer Products, for ITV Corporation. From 1995 to 1996 Mr. Yeap was Chief Engineer for WYSIWYG Networks. Mr. Yeap provides valuable managerial knowledge to the Board of Directors as well as experience in strategic product development and operations, with a focus on information technology and systems.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director or greater than 10% stockholder of our outstanding common stock must file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely upon a review of Section 16(a) reports furnished to us, we believe all such entities or persons subject to the Section 16(a) reporting requirements have complied with applicable filing requirements during 2009, with the exception of the following:

Name	Filing capacity	Form type(s)	Number of late reports	Number of transactions not reported timely
Joshua I. Smith	Director	4	1	1
Arnold B. Finestone	Director	4	1	1
Arthur K. Yeap	Director	4	1	1
Sharon Kay Ray	Director	3,4	2	2
Howard M. Jenkins	10% owner	3,4	4	4
Clark Marcus	Officer, Director	4	2	2
Jerry Katzman	10% owner	4	1	1

Code of Ethics

We have adopted a code of ethics applicable to all of our employees, including our principal executive officers, principal financial officer, and persons performing similar functions. The text of this code of ethics can be found on our website at www.compcare-shareholders.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our website.

Audit Committee

The primary function of the Audit Committee is to assist the Board of Directors (“the Board”) in the oversight of the integrity of our financial statements, the effectiveness of our internal control over financial reporting, the identification and management of risk, and the performance of our independent auditor. At December 31, 2009, the Audit Committee of our Board consisted of Arnold B. Finestone, (Chairman), Joshua I. Smith, and Arthur K. Yeap. The Board of Directors has determined that all members of the Committee were independent as defined in Section 303A.02 of the American Stock Exchange’s listing standards and that Dr. Finestone qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during the year ended December 31, 2009.

Compensation and Stock Option Committee

The purpose of the Compensation and Stock Option Committee is to determine, or recommend to the Board for determination, the direct and indirect compensation of the CEO and all other officers and to administer any incentive compensation plans from which stock options and other stock based awards may be granted. At December 31, 2009, the Compensation and Stock Option Committee of our Board consisted of Arthur K. Yeap (Chairman), Sharon Kay Ray, and Arnold B. Finestone. The Compensation and Stock Option Committee held two meetings during the year ended December 31, 2009.

Governance and Nominating Committee

Our Board of Directors does not utilize a separate Governance and Nominating Committee. Instead, our full Board performs the functions that are normally the responsibility of a Governance and Nominating Committee. In considering candidates for open Board positions, diversity of background and personal experience is considered by the Board in assembling a group of individuals that will work well together in overseeing our affairs. Although we do not have a formal diversity policy, the Board considers, among other things, diverse business experiences, the candidate’s range of experiences with public companies, and racial and gender diversity in evaluating Board candidates. While diversity in background in directors is important, it does not necessarily outweigh other attributes or factors the Board may consider in evaluating any particular candidate.

Compensation Policies and Practices as They Relate to the Company’s Risk Management

We have determined that our compensation policies are not reasonably likely to create risks that would have a material adverse effect on us.

Board Leadership Structure

Our Board of Directors is led by our Chairman, Mr. Marcus, who is also a Co-CEO of the Company. Mr. Hill also serves as a Co-CEO and is a member of our Board. We believe that having one of our Co-CEOs serve as Chairman of the Board provides us with unified leadership and direction and strengthens the ability of the Co-CEO to develop and implement strategic initiatives and respond efficiently to various situations. The Board is aware of the potential conflicts that may arise when an insider chairs the Board, but believes any such conflicts are offset by the fact that independent directors comprise a majority of the Board and each of the Board’s committees. The committees facilitate deeper analysis of various matters and promote regular monitoring of our activities in their advisory role to the full Board. At present, the Board believes that its current structure effectively maintains independent oversight of management and that having a lead independent director is unnecessary. The Board has the ability to quickly adjust its leadership structure should business or managerial conditions change.

The Board’s Role in Risk Oversight

The Board has delegated its risk oversight responsibilities to the Audit Committee which in turn relies on periodic reports from our Enterprise Risk Management (“ERM”) committee. The ERM committee meets on an as-needed basis and is comprised of one of our Co-CEOs, our CFO, Chief Accounting Officer (“CAO”) and certain vice presidents from our various functional areas. The ERM committee’s purpose is to identify, evaluate, monitor and propose risk mitigation strategies in response to risks that may have an adverse effect on the realization of our corporate goals. Should the Audit Committee be informed of a risk of a nature requiring discussion by the full Board, it will bring the matter before the Board at its next meeting or sooner if conditions warrant.

Compensation Consultants

We did not use any compensation consultants during 2009.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

We believe our long-term success is dependent on a leadership team with the integrity, skills, and dedication necessary to oversee a growing organization on a day-to-day basis. In addition, the leadership team must have the vision to anticipate and respond to future market and regulatory developments. Our executive compensation program is designed to enable us to attract, motivate and retain a senior management team with the collective and individual abilities to meet these challenges. The program’s primary objective is to align executives’ efforts with the long-term interests of our stockholders by enhancing our reputation, financial success and capabilities.

The primary components of executive compensation for our named executive officers include a base salary and provision for an annual incentive bonus. These components are designed, in the aggregate, to be competitive with comparable organizations and to align the financial incentives for the executives with the short and long term interests of stockholders. The Board establishes the compensation packages of the executive officers.

Overview and Philosophy

The Board designs compensation plans to enable us to attract and retain outstanding executives in the healthcare industry to assist us in meeting our long-range objectives, thereby serving the interests of our stockholders. The Board’s compensation philosophy is to provide rewards that (1) are linked to both our performance and individual performance, (2) align employee interests with stockholder interests, (3) are sufficient to attract and retain high-quality employees, and (4) provide a mix of cash and potential stock ownership tied to long-term as well as immediate business strategies.

The following key principles guide the Board in structuring compensation targets and packages of executive officers and key management:

•

Total annual compensation will include salary as the core compensation plus an annual bonus, if specified criteria are met, and options or warrants to purchase shares of our common or preferred stock. The value of our common stock is a function of the market price, which is an extension of stockholder interests.

•

Management development includes support of compensation opportunity structures to attract and retain individuals who can maximize the creation of stockholder value, and motivate employees to attain Company and individual objectives.

•	Recognition of individual contributions as well as our overall results toward identified business results.

•	Competitive position of both base salary and total compensation within the healthcare industry.

Determination of Compensation

The Board determines the total compensation levels for our executive officers by considering several factors, including each executive officer’s role and responsibilities, how the executive officer is performing against those responsibilities, our performance, and the competitive market data applicable to each executive officer’s position.

In arriving at specific levels of compensation for executive officers, the Board has relied on:

•	the recommendations of our Co-CEOs and our CFO (but not with respect to their own compensation levels),

•	benchmarks provided by generally available compensation surveys, and

•	the experience of Board members and their knowledge of compensation paid by comparable companies or companies of similar size or generally engaged in the healthcare services business.

We seek an appropriate relationship between executive pay and corporate performance that focuses on customer service, fairness to employees, and the generation of a reasonable return for our stockholders, all within the parameters of good corporate governance. Executive officers are entitled to customary benefits generally available to all of our employees, including group medical, dental and life insurance, and a 401(k) plan. In recognition of the importance of the role played by our key executive officers in the success of our business, we have entered into employment agreements and severance arrangements with these key executive officers to provide them with the employment security and severance deemed necessary to retain them.

Components of Executive Compensation

Base Salary. Base salaries provide our executive officers with a degree of financial certainty and stability, and are intended to be maintained at slightly above the median range of salary for similar positions at public companies that are in the same line of business as the Company and are of similar size. We seek to provide base salaries sufficient to attract and retain highly qualified executives. The Board establishes the base salaries of our executive officers and salaries are reviewed in the case of executive promotions or other significant changes in responsibilities. In each case, the Board takes into account competitive salary practices, scope of responsibilities, the results previously achieved by the executive and his or her development potential.

The Board has the responsibility to determine increases or decreases in base salaries on an individual basis. Our objective is to reward performance consistent with our overall financial performance in the context of competitive practice, including changes to an executive officer’s scope of responsibilities, in combination with general market trends. No formulaic base salary increases are provided to the named executive officers.

In addition to complying with the requirements of applicable employment agreements, compensation for each of the executive officers during the year ended December 31, 2009 was based on the executive’s performance of his or her duties and responsibilities, our performance, both financial and otherwise, and the success of the executive in managing, developing and executing our business development, sales and marketing, financing and strategic plans, as appropriate.

Signing Bonus. In filling an open senior management position, we conduct an extensive search to identify an executive that will fit our corporate culture and be best able to accomplish our goals. To attract and secure the best managerial talent, we may offer a cash signing bonus to the candidate. We may also pay signing bonuses to retain existing executives at the time a new employment agreement is executed. The amount of the signing bonus is determined by the Board at its discretion and included as a component of the executive’s employment agreement. During 2009, we paid an $80,000 signing bonus to Clark Marcus, our Chairman and Co-CEO, and a $20,000 signing bonus to Robert Landis, our CAO.

Annual Incentive Bonus. Certain executive officers are eligible to receive cash bonuses based on the degree of our achievement of financial and other objectives, which are documented in each officer’s employment agreement. An executive’s performance against the objectives is evaluated annually by the Board, most often after our yearly financial results have been audited. The primary purpose of our annual performance incentive awards is to motivate our executives to meet or exceed our short-term and long-term performance objectives. Our annual cash bonuses are designed to reward our executive officers for their contributions toward corporate objectives.

Our Chairman of the Board and Co-CEO, Clark Marcus, our President and CEO, John M. Hill, and our CFO, Giuseppe Crisafi are each eligible to receive a special bonus in an amount equal to one percent of the Company’s pre-tax profits for a preceding year, up to the first $1 million of such profits, plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1 million.

Our CAO, Robert J. Landis, is eligible to receive an annual bonus as determined by and at the discretion of the Board.

Stock, stock options, and similar equity instruments. Equity participation is a key component of our executive compensation program. Equity awards are designed to retain executive officers and encourage recipients to pursue our continued growth and success to increase the value of their equity awards, thus aligning their financial interests with those of our stockholders. Under our 2002 Incentive Compensation Plan, as amended, and our 2009 Equity Compensation Plan (collectively, the “Plans”), we are able to award our employees, directors and consultants shares of common stock, stock options, stock appreciation rights, restricted stock, and restricted stock units. In addition, we have the ability to issue warrants for the purchase of our convertible preferred stock as an incentive equity instrument. To date, we have utilized common stock, stock options and warrants for the purchase of preferred stock as the means of providing equity participation. These instruments are intended to enable us to attract and retain key personnel and provide an effective incentive for management to create stockholder value over the long term since the value of the equity instruments depends on appreciation in the price of our common stock.

Equity incentive instruments issued during 2009 consist of 50,000 stock options issued to John Hill, our President and Co-CEO, a warrant to purchase 100 shares of our Series D Convertible Preferred Stock issued to each of Clark Marcus, Chairman of the Board and Co-CEO, and Giuseppe Crisafi, CFO, and a warrant to purchase 70 shares of our Series D Convertible Preferred Stock issued to John Hill, President and Co-CEO. At the request of Mr. Marcus, we subsequently subdivided his warrant and issued three warrants for the purchase of 30 shares of Series D Convertible Preferred Stock to each of his three adult children and one warrant to Mr. Marcus for the purchase of 10 shares of Series D Convertible Preferred Stock.

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

In determining to provide long-term incentive awards in the form of stock options, the Board considers cost and dilution impact, market trends relating to long-term incentive compensation and other relevant factors. The Board believes that an award of stock options more closely aligns the interests of the recipient with those of our stockholders because the recipient will only realize a return on the option if our stock price increases over the term of the option.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers during the 2009 calendar year.

Name and Principal Position	Year	Salary ($) (1)		Bonus ($)		Stock Awards ($)		Warrant/ Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Clark Marcus Chairman of the Boardand Co-Chief Executive Officer	2009	455,000	(4)	80,000	(5)	—		1,964,000	—	20,096	2,519,096

John Hill President and Co-Chief Executive Officer	2009	390,125	(6)	—		—		1,552,555	—	22,791	1,965,471
	2008	179,769		—		—		48,720	—	65,257	293,746

Giuseppe Crisafi Chief Financial Officer	2009	331,500	(7)	—		—		2,181,000	—	32,962	2,545,462

Robert J. Landis Chief Accounting Officer	2009	188,679		20,000	(5)	125,000	(9)	26,513	—	1,250	361,442
	2008	176,462		10,000	(8)	—		8,280	—	6,711	201,453
	2007	190,000		20,000	(8)	—		—	—	7,892	217,892

(1)	Amounts represent salary earned, which may have been paid during the year indicated or deferred until a future year.
(2)	Amounts reflect the aggregate grant date fair value of stock options and warrants computed in accordance with ASC 718 Compensation – Stock Compensation using the Black-Sholes option pricing model, which incorporates various assumptions about volatility, expected dividend yield, expected life, and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 17 “Preferred Stock, Common Stock, and Stock Ownership Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options and warrants. The 2008 and 2007 warrant and stock option award amounts were restated from previous year’s disclosures to comply with changes in SEC rules.
(3)	The following table presents an itemized account of the amounts shown in the “All Other Compensation” column for each named executive officer in 2009:

Name	Auto Allowance	Relocation(a)	Income tax Reimbursement(b)	Health Insurance Premiums(c)	Life Insurance Premiums(d)	Total

Clark Marcus	$—	$—	$—	$4,309	$15,787	$20,096
John M. Hill	1,625	14,088	4,200	2,878	—	22,791
Giuseppe Crisafi	—	—	—	32,962	—	32,962
Robert J. Landis	1,250	—	—	—	—	1,250

(a)	Represents reimbursed relocation expenses and living allowance costs.
(b)	Mr. Hill was reimbursed an amount equal to the income taxes due on the taxable reimbursed relocation expense.
(c)	Represents the cost of health insurance premiums for executives for whom 100% of the cost of such insurance is paid by us.
(d)	In accordance with his employment contract, we pay the premiums to provide Mr. Marcus with a policy of life insurance.
(4)	Includes $207,231 of salary for which payment has been deferred until a future period.
(5)	Amount is a signing bonus paid in accordance with a new or replacement employment contract.
(6)	Includes $60,756 of salary for which payment has been deferred until a future period.
(7)	Includes $111,417 of salary for which payment has been deferred until a future period.
(8)	Represents a performance cash bonus paid at the discretion of the Board of Directors.
(9)	Amount represents the value of 500,000 shares of our common stock awarded in accordance with the executive’s employment agreement.

Executive Employment Agreements

Chairman and Co-Chief Executive Officer

On May 11, 2009, we executed an employment agreement with our Chairman and Co-CEO, Clark Marcus. Mr. Marcus’ employment contract has a term of three years and includes a base salary of $700,000 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Tampa, Florida metropolitan area. This compensation may, at our election, be accrued, in whole or in part, until such time as the Company receives financing and/or generates sufficient revenues with which to pay Mr. Marcus his stated compensation, after the payment by the Company of its operating expenses. Upon execution of the agreement, Mr. Marcus was paid an $80,000 signing bonus. In addition, Mr. Marcus will be entitled to a special bonus in an amount equal to one percent of our pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of our pre-tax profits for all sums over $1,000,000. In the event Mr. Marcus’ employment is terminated without cause 12 months from a change in control, we will pay to Mr. Marcus a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Marcus through five full years of compensation from the date of termination.

President and Co-Chief Executive Officer

On March 27, 2009, we executed an employment agreement with our President and Co-CEO, John M. Hill, effective January 1, 2009. Mr. Hill’s employment contract has a term of three years and includes a base salary of $390,000 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Tampa, Florida metropolitan area. This compensation may, at our election, be accrued, in whole or in part, until such time as we receive financing and/or generate sufficient revenues with which to pay Mr. Hill his stated compensation, after the payment by us of our operating expenses. In addition, Mr. Hill will be entitled to a special bonus in the amount equal to one percent of our pre-tax profits during 2009 (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of our pre-tax profits for all sums over $1,000,000. In the event Mr. Hill’s employment is terminated without cause 12 months from a change in control, we will pay to Mr. Hill a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Hill through five full years of compensation from the date of termination.

Chief Financial Officer

On March 12, 2009, we executed an employment agreement with our CFO, Joe Crisafi, who was appointed on February 26, 2009. Mr. Crisafi’s employment contract has a term of three years and includes a base salary of $390,000 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the metropolitan area of Mr. Crisafi’s place of residence. This compensation may, at our election, be accrued, in whole or in part, until such time as we receive financing and/or generate sufficient revenues with which to pay Mr. Crisafi his stated compensation, after the payment by us of our operating expenses. In addition, Mr. Crisafi will be entitled to a special bonus in the amount equal to one percent of our pre-tax profits during 2009 (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1,000,000. In the event Mr. Crisafi’s employment is terminated without cause 12 months from a change in control, the Company shall pay to Mr. Crisafi a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Crisafi through five full years of compensation from the date of termination.

Chief Accounting Officer

We entered into an employment agreement with Robert J. Landis effective March 5, 2009. The agreement includes a term of three years and a base salary of $191,500 per annum increased by an amount no less than an amount equal to the percentage increase in the consumer price index for the Tampa, Florida metropolitan area. In addition, Mr. Landis will receive a signing bonus of $20,000 plus 500,000 shares of our common stock. In the event Mr. Landis’ employment is terminated without cause 12 months from a change in control, we will pay to Mr. Landis a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Landis through three full years of compensation from the date of termination.

Confidentiality agreements

We require that each of our employees, including all executive officers, sign a confidentiality agreement providing that as long as the employee works for us, and after the employee’s termination for any reason, the employee may not disclose in any manner our proprietary confidential information.

There are no non-compete provisions within the employment agreements of any of our executive officers. There are no other stand-alone agreements containing non-compete provisions executed by our executive officers.

Indemnification matters

In connection with our indemnification program for executive officers and directors, Mr. Marcus, Mr. Hill, Mr. Crisafi, and Mr. Landis, as well as nine current, key management employees, directors, or subsidiary directors, 24 former directors, and 17 former officers, are entitled to indemnification. We consider it desirable to provide each indemnitee with specified assurances that we can and will honor our obligations under the Indemnification Agreements, including a policy of insurance to provide for directors and officers liability coverage.

Grants of Plan Based Awards

The table below sets forth information with respect to options and warrants granted to our named executive officers during 2009.

Name and Principal Position	Grant Date	Date of Board or Committee Approval Action		All Other Option/ Warrant Awards: Number of Securities Underlying Option or Warrant Awards		Exercise Price ($/share)		Closing Price on Grant Date ($/share)	Grant Date Fair Value of Option Awards($)(5)

Clark Marcus Chairman and Co-CEO	05/13/09	05/11/09		10,000,000	(2)	0.25	(3)	0.75	1,964,000

John M. Hill President and Co-CEO	01/14/09 03/31/09	n/a 03/09/09	(1)	50,000 7,000,000	(2)	0.52 0.25	(3)	0.52 0.81	25,855 1,526,700

Giuseppe Crisafi Chief Financial Officer	03/31/09	03/09/09		10,000,000	(2)	0.25	(3)	0.81	2,181,000

Robert J. Landis Chief Accounting Officer	12/04/09	12/04/09		75,000		0.38	(4)	0.50	26,513

(1)	An option to purchase 50,000 shares of our common stock was issued to Mr. Hill on January 14, 2009 pursuant to automatic grant provisions in his Board of Directors approved employment agreement dated July 3, 2008.
(2)	Common stock obtainable through the exercise of this warrant will be restricted stock.
(3)	The exercise price was determined by the Board of Directors by reference to the price at which similar restricted stock had been sold by the Company in private placement transactions during 2009.
(4)	This stock option grant was made from the 2009 Equity Compensation Plan which specifies that the exercise price is the weighted average selling price of our common stock as reported during the 10 days prior to the grant date, which may differ from the grant date closing price.
(5)	The grant date fair value of stock options is calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected life of the options and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 17 “Preferred Stock, Common Stock, and Stock Ownership Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options.

Outstanding Equity Awards at Year-End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2009.

Name	Number of shares underlying unexercised options/warrants		Option or Warrant Exercise Price ($)	Option or Warrant Expiration Date
	Exercisable (#)	Unexercisable (#)

Clark Marcus	10,000,000	—	0.2500	05/13/12

Total	10,000,000	—

John M Hill	7,000,000	—	0.2500	03/31/12
	100,000	—	0.5500	01/14/18
	50,000	—	0.5200	01/14/19

Total	7,150,000	—

Giuseppe Crisafi	10,000,000	—	0.2500	03/31/12

Total	10,000,000	—

Robert J. Landis	50,000	—	0.2500	01/02/11
	25,000	—	0.5100	11/07/12
	25,000	—	1.4000	02/07/13
	25,000	—	1.7000	01/23/14
	25,000	—	1.4500	03/11/15
	25,000	—	1.7800	10/28/15
	25,000	—	1.8000	11/17/16
	15,000	—	0.6500	02/19/18
	—	75,000	0.3800	12/04/19

Total	215,000	75,000

Option Exercises and Stock Vested

No stock options or warrants were exercised by any of our named executive officers during the year ended December 31, 2009. We have not during 2009 nor in the past granted restricted stock, restricted stock units or similar instruments from the Plans.

Potential Payments upon Termination or Change in Control

      Potential payments upon termination

In the event the employment of our Chairman and Co-CEO is terminated by us without cause, or Mr. Marcus terminates his employment within a 12 month period commencing with the date of a change in control, we will pay to Mr. Marcus a lump sum amount equal to the aggregate of (i) accrued but unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Marcus through five full years of compensation (currently $3.5 million) from the date of termination.

In the event the employment of our President and Co-CEO is terminated by us without cause, or Mr. Hill terminates his employment within a 12 month period commencing with the date of a change in control, we will pay to Mr. Hill a lump sum amount equal to the aggregate of (i) accrued but unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Hill through five full years of compensation (currently $1.95 million) from the date of termination.

In the event our CFO’s employment is terminated by us without cause, or Mr. Crisafi terminates his employment within a 12 month period commencing with the date of a change in control, we will pay to Mr. Crisafi a lump sum amount equal to the aggregate of (i) accrued but unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Crisafi through five full years of compensation (currently $1.95 million) from the date of termination.

In the event our CAO’s employment is terminated by us without cause, or Mr. Landis terminates his employment within a 12 month period commencing with the date of a change in control, we will pay to Mr. Landis a lump sum amount equal to the aggregate of (i) accrued but unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Landis through three full years of compensation (currently $574,500) from the date of termination.

Unvested stock options for all employees, including named executive officers, will vest immediately upon a change in control.

Director Compensation

The following table provides information regarding compensation paid to non-employee directors during the twelve-month period ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)(1)	Warrant or Option Awards ($)	All Other Compensation ($)	Total ($)

Former directors:

Steven R. Peskin, M.D. (2)	767	—	—	767
Michel Sucher, M.D. (2)	767	—	—	767
Michael Yuhas (2)	658	—	—	658
Vijay Chevli (3)	1,644	—	—	1,644
Michael D. Bakst, Ph.D. (3)	822	—	—	822

Name	Fees Earned or Paid in Cash ($)(1)	Warrant or Option Awards ($)	All Other Compensation ($)	Total ($)
Current directors:

Arnold B. Finestone	36,623	143,458	—	180,081
Joshua I. Smith	41,760	187,078	50,000	278,838
Sharon Kay Ray	16,408	78,028	—	94,436
Arthur K. Yeap	21,462	78,028	—	99,490

(1)	Amounts represent fees earned for service as a director on our Board of Directors and as a member of one or more Board committees.
(2)	Resigned on January 16, 2009 as the result of a change in control of the Company.
(3)	Resigned on January 20, 2009 as the result of a change in control of the Company.
(4)	Amounts reflect the aggregate grant date fair value of stock options and warrants computed in accordance with ASC 718 Compensation – Stock Compensation using the Black-Sholes option pricing model, which incorporates various assumptions about volatility, expected dividend yield, expected life, and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 17 “Preferred Stock, Common Stock, and Stock Ownership Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options and warrants. Outstanding stock option and warrant awards for each non-employee director as of December 31, 2009 are as follows:

	Number of Common Shares Underlying Awards:
Name:	Options (#)	Warrants (#)
Arnold B. Finestone	25,000	600,000
Joshua I. Smith	25,000	800,000
Sharon Kay Ray	25,000	300,000
Arthur K. Yeap	25,000	300,000

(5)	During 2009, Mr. Smith received $50,000 in consulting fees from a subsidiary of the Company.

Members of the Board of Directors who are also executive officers or employees of the Company receive no compensation for serving as directors. During 2009, non-employee directors were granted stock options from our Non-employee Directors’ Stock Option Plan that vest in 20% increments over five years. Our directors also received warrants for the purchase of shares of Series D Convertible Preferred Stock. The warrants were vested upon issuance and if exercised, allow the purchase of Series D Convertible Preferred Stock which may in turn be converted to 100,000 common shares per share of Series D Convertible Preferred Stock. Directors additionally received during the year monthly cash fees in amounts ranging from to $1,500 to $4,000, depending on committee chairs held.

Limitations on the deductibility of compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), places a limit of $1.0 million on the amount of compensation that we can deduct in any one year with respect to each of our five most highly paid executive officers. However, certain performance-based compensation as defined by Section 162(m) of the Tax Code is not subject to the deduction limit. Our Board of Directors believes that all anticipated compensation during the year ended December 31, 2009 will satisfy the requirements of Section 162(m) of the Tax Code and, as such, would be deductible for federal income tax purposes. Further, our Compensation Committee believes that the deductibility of officer compensation in excess of the $1.0 million threshold is not likely to be an issue for us to address in the foreseeable future.

Compensation committee interlocks and insider participation

During the year ended December 31 2009, the members of our Compensation Committee were Arthur K. Yeap (Chairman), Sharon Kay Ray and Arnold B. Finestone. No member of the Compensation Committee was at any time during the past year an officer or employee of the Company, was formerly an officer of the Company or any of our subsidiaries, or had any employment relationship with us.

During 2009, none of our executive officers served as:

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K with management and, based on such discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included herein.

Submitted by the Compensation Committee:

Arthur K. Yeap, Chairman
Sharon Kay Ray
Arnold B. Finestone

Dated: April 12, 2010

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes share and exercise price information with respect to the Plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2009:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	773,000	$ 0.83	1,176,668
Equity compensation plans not approved by stockholders*	35,631,000	0.28	8,275,000

Total	36,404,000	$0.29	9,451,668

*	Equity compensation plans not approved by stockholders consist of:

•	warrants to purchase shares of common stock issued to key employees as incentive compensation,

•	warrants to purchase shares of common stock issued to consultants in exchange for financial advisory, or investment banking services in lieu of cash compensation,

•	warrants to purchase shares of Series D Convertible Preferred Stock issued to Board of Director members and certain members of senior management, and

•	options to purchase shares of common stock issued to employees under our 2009 Equity Compensation Plan.

Our 2009 Equity Compensation Plan (“the 2009 Plan”) was adopted by the Company on November 11, 2009. As of December 31, 2009, it had yet to be approved by our stockholders. We intend to direct that a resolution to approve the 2009 Plan be submitted to our stockholders for their approval during 2010.

The 2009 Plan authorizes 10,000,000 shares of our common stock for issuance and provides for the granting of incentive stock options (but only after stockholder approval), nonqualified stock options, stock units, stock awards, stock appreciation rights, dividend equivalents, and other stock-based awards. Our Compensation Committee will administer the 2009 Plan. Grants may be made to employees, non-employee directors, consultants and advisors. Stock options issued under the 2009 Plan will have a maximum term of 10 years and an exercise price equal to the last reported sale price of our common stock on a national securities exchange, unless our stock is illiquid as defined in the 2009 Plan, in which case the exercise price will be the weighted average selling price of our stock as reported during the ten days before the grant date. As of December 31, 2009, 1,725,000 options had been issued from the 2009 Plan to employees and consultants. The 2009 Plan will terminate on November 11, 2019. For further information on the 2009 Plan, please see Part II, Item 5 “Other Information: Current Report on Form 8-K, Item 8.01—Other Events” and Exhibit 4.3 to our Form 10-Q dated September 30, 2009 and filed November 13, 2009.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2010, the name, address, stock ownership and voting power of each person or group of persons known by us who is not a director or a named executive officer of the Company to own beneficially more than five percent of the outstanding shares of our common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name And Address of Beneficial Owner	Shares Beneficially Owned		Percent of Voting Common Stock Outstanding

Howard Jenkins	21,714,285	(1)	47.4%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

Benjamin B. West	4,000,000	(2)	10.0%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

Eva A. Marcus	4,083,437	(3)	9.4%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

Michael J. Marcus	4,083,437	(3)	9.4%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

David S. Marcus	4,083,437	(3)	9.4%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

William B. Barlow	2,500,000	(4)	6.2%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

Harry Ross	2,400,000	(5)	5.9%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

Joshua I. Smith	2,305,000	(6)	5.6%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

(1)	Information obtained from Form 13D dated June 24, 2009, filed by Mr. Jenkins on July 1, 2009.
(2)	Information obtained from Form 13G dated December 31, 2009, filed by Mr. West on February 12, 2010.
(3)	Information obtained from Form 13G dated June 16, 2009 and filed June 30, 2009.
(4)	Information obtained from Form 13G dated January 20, 2009, filed by Mr. Barlow on January 30, 2009.
(5)	Information obtained from Form 13G dated July 31, 2009 filed by Mr. Ross on August 4, 2009.
(6)	Information obtained from Form 13G/A dated December 31, 2009, filed by Mr. Smith on February 12, 2010.

Security Ownership of Management

The following table sets forth, as of March 31, 2010, information concerning the beneficial ownership of our common stock by each director of the Company and the named executive officers listed in the Summary Compensation Table included elsewhere herein, and all directors and executive officers as a group. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has, or shares, the power to vote such securities or to direct their investment. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Common Stock Outstanding
Robert J. Landis (1)	822,000	2.0%
John M. Hill(2)	7,153,500	15.2%
Giuseppe Crisafi (3)	10,000,000	20.0%
Arnold B. Finestone (4)	805,000	2.0%
Joshua I. Smith(5)	2,305,000	5.6%
Sharon Kay Ray(6)	505,000	1.2%
Arthur K. Yeap(7)	505,000	1.2%
Clark Marcus(8)	1,010,000	2.5%

All directors and executive officers as a group (eight persons)	23,105,500	38.0%

(1)

Includes 607,000 shares of common stock held directly and 215,000 shares subject to options that are presently exercisable. Excludes 75,000 shares subject to options that are not exercisable within 60 days of March 31, 2010.

(2)

Includes 3,500 shares of common stock held directly, 150,000 shares subject to options that are presently exercisable, and 7 million shares obtainable from conversion of 70 Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable.

(3)	Includes 10 million shares obtainable from conversion of 100 Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable.
(4)

Includes 122,829 shares of common stock held directly, 5,000 shares subject to options that are presently exercisable, 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible, and 600,000 shares obtainable from conversion of six Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable. Excludes 20,000 shares subject to options that are not exercisable within 60 days of March 31, 2009.

(5)

Includes 1,422,829 shares of common stock held directly, 5,000 shares subject to options that are presently exercisable, 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible, and 800,000 shares obtainable from conversion of eight Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable. Excludes 20,000 shares subject to options that are not exercisable within 60 days of March 31 2009.

(6)

Includes 122,829 shares of common stock held directly, 5,000 shares subject to options that are presently exercisable, 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible, and 300,000 shares obtainable from conversion of three Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable. Excludes 20,000 shares subject to options that are not exercisable within 60 days of March 31, 2009.

(7)

Includes 122,829 shares of common stock held directly, 5,000 shares subject to options that are presently exercisable, 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible, and 300,000 shares obtainable from conversion of three Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable. Excludes 20,000 shares subject to options that are not exercisable within 60 days of March 31, 2009.

(8)

Includes 10,000 shares of common stock held directly and 1 million shares obtainable from conversion of 10 Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During 2007, CBC contracted with Integra Health Management, Inc. (“IHM”), a company that provides behavioral and medical health management and consultative services to healthcare payers. IHM was founded by one of our former directors, Michael Yuhas, who also serves as its current Chief Executive Officer. During the year ended December 31, 2008, CBC paid IHM $94,620 for monitoring and care coordination of intensive case management patients. In addition, IHM provided $115,967 of information technology consulting services to CBC for the year ended December 31, 2008.

During the period in which Hythiam held a 48.85% ownership interest in us, we accelerated our Sarbanes-Oxley Act compliance efforts in order to meet Hythiam’s management attestation requirements for financial reporting internal controls. Hythiam paid for the consulting services necessary to accomplish our management review of such internal controls. Because this effort benefited us, we recorded a liability to Hythiam for a portion of the cost. In addition, we benefited by being included under certain of Hythiam’s insurance policies.

In connection with employment agreements executed with our Chairman and Co-CEO, our President and Co-CEO, and our CFO, we have deferred compensation payments to these individuals in the amounts of approximately $207,000, $61,000 and $111,000, respectively, as of December 31, 2009.

During the year ended December 31, 2009, three executive officers served on our Board of Directors and also on the Board of Directors for each of our wholly-owned subsidiary corporations.

Although we do not have a separate, written policy over the review and approval of related party transactions, the Company’s authority guidelines that delineate the responsibilities of management and the Board of Directors state that all related party transactions shall be reviewed and approved by the Board. Such review procedures require management to conduct an initial review of the transaction and submit its recommendation to the full Board. The Board will then review management’s recommendation, and based on such factors as materiality, business purpose, comparability to other arms-length transactions, and effect on the Company’s business, will approve or deny management’s request to enter into the transaction or relationship.

Director Independence

Although we are not listed on the American Stock Exchange, we have used the definition of “independent” set forth in Section 303A.02 of the American Stock Exchange listing standards for the purpose of determining the independence of our directors and members of a committee of our Board of Directors. Such standards define an independent director, generally, as one who has no material relationship with us, has not been employed by us within the last three years, has not received compensation from us in excess of $120,000 other than director and committee fees, is not related to a person who is a partner or employee of our external auditor, is not related to any of our officers, and is not an officer or owner of a business having transactions with us that exceed the greater of $1 million or 2% of our consolidated gross revenues.

The following is a list of individuals that served as a director at any point during the twelve-month period covered by this Annual Report on Form 10-K and that were considered independent:

Michael D. Bakst, Ph.D.

Vijay Chevli

Steven R. Peskin, M.D.

Michel Sucher, M.D.

Michael Yuhas

Arnold B. Finestone

Joshua I. Smith

Sharon Kay Ray

Arthur K. Yeap

There were no transactions, relationships, or arrangements considered by the Board of Directors in determining that a director is independent other than those described immediately above under the caption “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees

The firm of Kirkland, Russ, Murphy & Tapp P.A. (“KRMT”) currently serves as our independent registered public accounting firm to perform audits and to prepare our income tax returns. The firm of Rose, Snyder & Jacobs prepared our tax returns for the 2007 tax year. The Audit Committee approved 100% of the services described below for audit, tax and related fees.

Audit Fees. The aggregate fees billed by KRMT for the audit of our annual consolidated financial statements and review of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2009 and 2008 were $91,600 and $101,000, respectively.

Audit-Related Fees. The aggregate fees billed by KRMT for assurance and related services related to the performance of the audit or review of our consolidated financial statements and not described above under “Audit Fees” were $56,000 for the year ended December 31, 2009 and $17,000 for the year ended December 31, 2008. Audit-related services principally include audits of certain of our subsidiaries and our 401(k) plan.

Tax Fees. During the year ended December 31, 2009, KRMT billed $23,365 to us for preparing our tax returns. Also during 2009, Rose, Snyder & Jacobs billed $6,428 for tax preparation work. During the year ended December 31, 2008, KRMT billed $16,450 to us for preparation of tax returns while Rose, Snyder & Jacobs billed $28,300.

All Other Fees. The aggregate fees billed by KRMT for professional services other than services described under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above were $11,978 and $4,000 for the years ended December 31, 2009 and 2008 respectively, primarily for work related to our merger with Core and KRMT’s preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

The Audit Committee does not believe the provision of non-audit services by our independent registered public accounting firm impairs the ability of such firm to maintain independence with regard to the Company.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm in order to assure that the provision of such services does not impair the firm’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. During the year ended December 31, 2009, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements - Included in Part II of this report:
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets, December 31, 2009 and 2008
		Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
		Consolidated Statements of Changes in Deficit for the years ended December 31, 2009, 2008 and 2007
		Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
		Notes to Consolidated Financial Statements

	2.	Consolidated Financial Statement Schedules: None.
		Other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

	3.	Exhibits:

Exhibit Number	Description and Reference

3.1	Amended and Restated Certificate of Incorporation of Comprehensive Care Corporation (20)

3.2	Amended and Restated Bylaws, as amended July 20, 2000. (6)

3.3	Amendment to Amended and Restated Bylaws, effective June 14, 2005. (5)

3.4	Amendment to Amended and Restated Bylaws, effective October 28, 2005. (12)

3.5	Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock of Comprehensive Care Corporation. (5)

3.6	Amendment to Amended and Restated Bylaws, effective January 12, 2007.(17)

3.7	Certificate of Designation, Rights and Preferences of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of the Company, dated January 16, 2009. (16)

3.8	Certificate of Withdrawal of Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock of the Company, dated March 31, 2009. (18)

3.9	Certificate of Designation, Rights and Preferences of Series D Convertible Preferred Stock of the Company, dated March 31, 2009. (18)

3.10	Amendment to Amended and Restated Bylaws, effective May 11, 2009. (19)

3.11	Certificate of Designation, Rights and Preferences of Series C Convertible Preferred Stock dated June 23, 2009.(20)

4.1	Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible Subordinated Debentures. (1)

4.2	Form of Common Stock Certificate. (9)

4.3	Subscription Agreement dated February 23, 2009 between Comprehensive Care Corporation and Howard M. Jenkins (22)

4.4	Subscription Agreement dated February 26, 2009 between Comprehensive Care Corporation and Harry Ross (24)

4.5	Form of warrant to purchase Series D Preferred Stock issued by Comprehensive Care Corporation on March 31, 2009 (18)

4.6	Form of warrant to purchase Series D Preferred Stock issued by Comprehensive Care Corporation on May 13, 2009 (19)

10.1	Form of Stock Option Agreement. *(2)

10.2	Form of Indemnity Agreement as amended March 24, 1994. *(3)

10.3	Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998. (7)

10.4	Amended and Restated Non-Employee Directors’ Stock Option Plan. *(4)

10.5	Amendment No. 1 to Comprehensive Care Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, effective as of March 23, 2006.*(13)

10.6	Comprehensive Care Corporation 2002 Incentive Plan as amended. *(8)

10.7	Stock Purchase Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (5)

10.8	Registration Rights Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (5)

10.9	Marketing Agreement by and between the Company and Health Alliance Network, Inc. (10)

10.10	Sublease Agreement dated May 22, 2006 between Comprehensive Behavioral Care, Inc. and AT&T Corporation (11)

10.11	Lease Agreement between Comprehensive Behavioral Care, Inc. and Highwoods/Florida Holdings, L.P., dated November 12, 2008. (15)

10.12	Merger Agreement, dated as of January 20, 2009, among Comprehensive Care Corporation, CompCare Acquisition, Inc. and Core Corporate Consulting Group, Inc. (16)

10.13	Employment Agreement Waiver dated January 20, 2009 between the Company and Robert J. Landis.*(16)

10.14	Employment Agreement dated March 27, 2009 between the Company and John M. Hill.*(17)

10.15	Employment Agreement dated March 12, 2009 between the Company and Giuseppe Crisafi.*(17)

10.16	Employment Agreement dated March 5, 2009 between the Company and Robert J. Landis.*(17)

10.17	Employment Agreement dated May 11, 2009 between the Company and Clark A. Marcus.* (19)

10.18	Employment Agreement dated May 11, 2009 between the Company and Jerry Katzman, M.D.*(19)

10.19	Callable Convertible Promissory Note dated June 24, 2009 between Comprehensive Care Corporation and Howard Jenkins(23)

10.20	Comprehensive Care Corporation 2009 Equity Compensation Plan*(21)

14.1	Code of Business Conduct and Ethics (Revised). (14)

21.1	List of the Company’s active subsidiaries (filed herewith).

23.1	Consent of Kirkland, Russ, Murphy & Tapp P.A. dated April 15, 2010 (filed herewith).

23.2	Consent of Kirkland, Russ, Murphy & Tapp P.A. dated April 6, 2009 (24).

31.1	Comprehensive Care Corporation Co-CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Comprehensive Care Corporation Co-CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Comprehensive Care Corporation Co-CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Comprehensive Care Corporation Co-CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.3	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Audit Committee Charter (filed herewith).

99.2	Compensation and Stock Option Committee Charter (filed herewith).

99.3	Audited financial statements of Core Corporate Consulting Group, Inc. as of December 31, 2008 (24)

99.4	Unaudited pro forma condensed consolidated financial statements for Comprehensive Care Corporation as of December 31, 2008(24)

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.
(1)	Filed as an exhibit to the Company’s Form S-3 Registration Statement No. 2-97160.
(2)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.
(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1994.
(4)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.
(5)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.
(6)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2000.
(7)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.
(8)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.
(9)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.
(10)	Filed as an exhibit to the Company’s Form 8-K, dated August 3, 2005.
(11)	Filed as an exhibit to the Company’s Form 8-K, dated May 26, 2006.
(12)	Filed as an exhibit to the Company’s Form 8-K, dated November 3, 2005.
(13)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006.
(14)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.
(15)	Filed as an exhibit to the Company’s Form 8-K, dated November 12, 2008.
(16)	Filed as an exhibit to the Company’s Form 8-K, dated January 16, 2009.
(17)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.
(18)	Filed as an exhibit to the Company’s Form 8-K, dated March 31, 2009.
(19)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2009.
(20)	Filed as an exhibit to the Company’s Form 8-K, dated June 17, 2009.

(21)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.
(22)	Filed as an exhibit to the Company’s Form 8-K, dated February 25, 2009.
(23)	Filed as an exhibit to the Company’s Form 8-K, dated June 24, 2009.
(24)	Filed as an exhibit to the Company’s Form 8-K/A, dated January 16, 2009 and filed April 6, 2009.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, April 15, 2010.

COMPREHENSIVE CARE CORPORATION

By	/s/ CLARK MARCUS
Clark Marcus
Chief Executive Officer and Chairman
(Principal Executive Officer)

By	/s/ JOHN M. HILL
John M. Hill
Chief Executive Officer and President
(Principal Executive Officer)

By	/s/ GIUSEPPE CRISAFI
Giuseppe Crisafi
Chief Financial Officer
(Principal Financial Officer)

By	/s/ ROBERT J. LANDIS
Robert J. Landis
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.

SIGNATURE	TITLE	DATE

/s/ CLARK MARCUS	Co-Chief Executive Officer and Chairman (Principal Executive Officer)	April 15, 2010
Clark Marcus

/s/ JOHN M. HILL	Co-Chief Executive Officer, President and Director (Principal Executive Officer)	April 15, 2010
John M. Hill

/s/ GIUSEPPE CRISAFI	Chief Financial Officer and Director (Principal Financial Officer)	April 15, 2010
Giuseppe Crisafi

/s/ ARNOLD B. FINESTONE	Director	April 15, 2010
Arnold B. Finestone

/s/ ARTHUR K. YEAP	Director	April 15, 2010
Arthur K. Yeap