Form 10-Q
period 2010-03-31
COMPREHENSIVE CARE CORP
filed 2010-05-14
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 12, 2010, there were 38,144,089 shares of registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$243	$694
Accounts receivable	5	5
Other current assets	529	741

Total current assets	777	1,440
Property and equipment, net	295	311
Intangible assets, net	915	1,042
Goodwill	12,150	12,175
Other assets	249	255

Total assets	$14,386	$15,223

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$6,171	$5,721
Accrued claims payable	4,949	4,679
Accrued pharmacy payable	33	23
Note obligations due with one year	5,417	4,721
Income taxes payable	144	118

Total current liabilities	16,714	15,262

Long-term liabilities:
Long-term debt	200	200
Other liabilities	2,630	2,584

Total long-term liabilities	2,830	2,784

Total liabilities	19,544	18,046

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized 974,260 shares; none issued	—	—
Preferred stock, Series C, $50.00 par value; 14,400 shares authorized, issued and outstanding	720	720
Preferred stock, Series D, $50.00 par value; 7,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 37,944,089 and 39,869,089, respectively	379	399
Additional paid-in capital	14,497	14,814
Accumulated deficit	(20,754)	(19,078)

Total stockholders’ deficit	(5,158)	(3,145)

Non-controlling interest	—	322

Total deficit	(5,158)	(2,823)

Total liabilities and deficit	$14,386	$15,223

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenues:
Managed care revenues	$3,767	$3,401
Other revenues	22	4

Total revenues	3,789	3,405
Costs of services and sales:
Cost of care	3,471	2,823
Other costs of services and sales	19	1

Total costs of services and sales	3,490	2,824
Gross margin	299	581
Expenses:
General and administrative expenses	1,903	1,136
Recovery of doubtful accounts	—	(2)
Depreciation and amortization	168	148

Total operating expenses	2,071	1,282
Merger transaction costs	—	589
Equity based expenses	123	4,361

Total expenses	2,194	6,232

Operating loss	(1,895)	(5,651)
Other income (expense):
Other non-operating expense	(5)	—
Interest income	—	—
Interest expense	(311)	(50)

Loss before income taxes	(2,211)	(5,701)
Income tax expense	27	4

Net loss before pre-acquisition loss	(2,238)	(5,705)
Add back pre-acquisition loss	—	721

Net loss after pre-acquisition loss	(2,238)	(4,984)
Add back: Net loss attributable to non-controlling interest	21	20

Net loss attributable to stockholders	$(2,217)	$(4,964)

Basic and diluted loss per share	$(0.06)	$(0.22)

Weighted average common shares outstanding:
Basic	39,197	22,966

Diluted	39,197	22,966

Dilutive common shares without respect to anti-dilutive effect	52,066	33,081

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,217)	$(4,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168	143
Non-controlling interest	(20)	(20)
Discount amortization on notes payable	126	—
Equity based expenses	123	4,270
Changes in assets and liabilities:
Accounts receivable	(1)	568
Other current assets and other non-current assets	(69)	(120)
Accounts payable and accrued liabilities	544	(43)
Accrued claims payable	270	(1,077)
Accrued pharmacy payable	10	48
Income taxes payable	26	4
Other liabilities	(4)	(2)

Net cash used in operating activities	(1,044)	(1,193)

Cash flows from investing activities:
Cash paid for the acquisition of a business, net of cash acquired	—	(978)
Payment received on notes receivable	—	4
Additions to property and equipment, net	—	(6)

Net cash used by investing activities	—	(980)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	—	2,695
Net proceeds from the issuance of note obligations	1,203	—
Long-term financing	82	—
Redemption of note obligations	(677)	—
Repayment of debt	(15)	(14)

Net cash provided by financing activities	593	2,681

Net (decrease) increase in cash and cash equivalents	(451)	508
Cash and cash equivalents at beginning of period	694	503

Cash and cash equivalents at end of period	$243	$1,011

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	21	7

Non-cash operating, financing and investing activities:
Net gain credited to deficit from sale of subsidiary	541	—

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 1 — DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements for Comprehensive Care Corporation (referred to herein as the “Company,” “CompCare,” “we,” “us” or “our”) and its subsidiaries have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the consolidated financial statements and the notes thereto in our most recent annual report on Form 10-K.

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

On January 20, 2009, CompCare acquired Core, a privately-held company, in exchange for CompCare common and convertible preferred stock. As a result of the merger, the former Core stockholders as a collective group obtained voting control of CompCare. Consequently, the transaction was accounted for as a reverse acquisition with Core designated as the accounting acquirer and CompCare as the predecessor. The combined entity has elected to retain the Comprehensive Care Corporation name and status as a SEC registrant.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under at-risk, behavioral healthcare and pharmacy agreements is earned monthly based on the number of qualified participants regardless of services actually provided or pharmacy benefits actually used (generally referred to as at-risk arrangements). The information regarding qualified participants is supplied by our clients and we review member eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. Such at-risk, behavioral healthcare and pharmacy agreements accounted for 86.3%, or $3.3 million, and 83.8%, or $2.9 million, of revenue for the three months ended March 31, 2010 and 2009, respectively. The remaining balance of our managed care revenues is not at-risk and is earned based on the number of qualified participants included under our administrative services only (“ASO”) agreements.

Cost of Care Recognition

Cost of care is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported. See “Accrued Claims Payable” for a discussion of claims incurred but not yet reported. We contract with various healthcare providers, including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive the service, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees. If all of these requirements are met, the claim is entered into our claims system for payment.

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

At any time prior to the end of a contract or contract renewal, if a managed care contract is not meeting our financial goals, we generally have the ability to cancel the contract with 60 to 90 days written notice. Prior to cancellation, we typically submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.

We perform a review of our portfolio of contracts on a quarterly basis to identify loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At March 31, 2010, no contract loss reserve for future periods was necessary.

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

ASC 820-10 requires us to segregate our assets and liabilities measured at fair value in accordance with the above hierarchy. During the three months ended March 31, 2010 and 2009, we had no assets or liabilities required to

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

be measured at fair value on a recurring basis. Therefore, no disclosure concerning assets or liabilities measured at fair value on a recurring basis is necessary. Other non-financial assets that are measured at fair value on a nonrecurring basis for the purposes of determining impairment include goodwill and identifiable intangible assets. See “Fair Value of Nonfinancial Assets” below.

ASC 825-10, “Financial Instruments” (“ASC 825-10”), provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. We chose not to measure at fair value our eligible financial assets and liabilities existing at March 31, 2010. Consequently, ASC 825-10 has had no impact on our consolidated financial statements.

Fair Value of Financial Instruments

ASC 825-10 requires disclosure of fair value information about financial instruments for which it is practical to estimate fair value.

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

The carrying amounts and fair values of our financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Amounts in thousands)
Assets
Cash and cash equivalents	243	243	694	694
Restricted cash	—	—	1	1
Liabilities
Promissory notes	475	483	350	334
Callable promissory notes	2,052	2,244	2,500	2,588
Zero coupon promissory notes	846	889	—	—
Debentures	2,244	2,317	2,244	2,256

Income Taxes

Under the asset and liability method of ASC 740-10, “Income Taxes” (“ASC 740-10”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in the consolidated statements of operations in the period that included the enactment. A valuation allowance is established for deferred tax assets unless their realization is considered more likely than not.

Prior to being acquired by CompCare, Core purchased in January 2009 a 49% ownership interest in CompCare from Hythiam, Inc. (“Hythiam”). This purchase resulted in a change in control of CompCare. As a result, our ability to carryforward and deduct losses incurred prior to January 20, 2009 on current federal tax returns is subject to a limitation of approximately $361,000 per year. Any unused portion of such limitation can be carried forward to the following year. We may be subject to further loss carryforward limitations in the event that we issue or agree to issue substantial amounts of additional equity.

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

Stock Ownership Plans

We grant stock options to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase shares of our common stock pursuant to stockholder-approved stock option plans. We currently maintain three active incentive plans: our 1995 Incentive Plan, our 2002 Incentive Plan and our 2009 Equity Compensation Plan (collectively, the “Plans”). The Plans provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. For the 2009 Equity Compensation Plan, the vesting period is determined by the Compensation Committee. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 10,000,000 under the 2009 Equity Compensation Plan, 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of March 31, 2010, there were 8,275,000 options available for grant and 1,725,000 options outstanding under the 2009 Equity Compensation Plan. Under the 2002 Incentive Plan, there were 375,000 options available for grant and 585,000 options outstanding and exercisable as of March 31, 2010. Additionally, as of March 31, 2010, there were 70,500 options outstanding and exercisable under the 1995 Incentive Plan. There are no further options available for grant under the 1995 Incentive Plan.

Under our Non-employee Directors’ Stock Option Plan, we are authorized to issue 1,000,000 shares of our common stock pursuant to non-qualified stock options to our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of our common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Option grants vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of March 31, 2010, there were 801,668 shares available for option grants and 100,000 options outstanding under the Non-employee Directors’ Stock Option Plan, 20,000 of which were exercisable.

A summary of our option activity for three months ended March 31, 2010 is as follows:

Options	Underlying Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,498,000	$0.52	8.84 years
Granted	—	—
Exercised	—	—
Forfeited or expired	(17,500)	$0.48

Outstanding at March 31, 2010	2,480,500	$0.52	8.66 years	—

Exercisable at March 31, 2010	675,500	$0.87	6.03 years	—

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The following table summarizes information about options granted, exercised, and vested for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Options granted	—	150,000
Weighted-average grant-date fair value ($)	—	0.51
Options exercised	—	—
Total intrinsic value of exercised options ($)	—	—
Fair value of vested options ($)	10,078	139,270

We recognized approximately $42,000 in compensation costs related to stock options during the three months ended March 31, 2010. No options were granted during the three months ended March 31, 2010. At March 31, 2010, unrecognized expense related to unvested stock options totaled approximately $596,000, which we expect to recognize over 2.73 years.

The following table lists the assumptions utilized in applying the Black-Scholes valuation model to our options. We use historical data and management judgment to estimate the expected term of the option. Expected volatility is based on the historical volatility of our traded stock. We have not declared dividends in the past nor do we expect to do so in the near future and as such we assume no expected dividend. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant.

	Three Months Ended March 31,
	2010	2009
Volatility factor of the expected market price of the Company’s common stock	—	225%
Expected life (in years) of the options	—	5
Risk-free interest rate	—	1.60%
Dividend yield	—	0%

Warrants - Employees and Non-employee Directors

We periodically issue warrants to purchase shares of our common and preferred stock for the services of employees and non-employee directors.

Warrants to Purchase Series D Convertible Preferred Stock

At March 31, 2010, there were outstanding warrants to purchase up to 290 shares of our Series D Convertible Preferred Stock, par value $50.00 per share. These warrants were issued to members of our Board of Directors and certain members of management as an equity incentive to further align the interests of our directors and management with those of our stockholders. Each warrant has a three year term and may be exercised at any time to purchase shares of Series D Convertible Preferred Stock at an exercise price of $25,000 per share. If the market value of a share of Series D Convertible Preferred Stock exceeds the exercise price for a share of Series D Convertible Preferred Stock, then the holder may exercise the warrant by a cashless exercise and receive the number of shares of Series D Convertible Preferred Stock representing the net value of the warrant. The market value of a share of our Series D Convertible Preferred Stock is equal to the product of (a) the per share market price of our common stock multiplied by (b) the number of shares of our common stock into which a share of Series D Preferred Stock is then convertible.

The number of shares of our Series D Convertible Preferred Stock for which a warrant is exercisable is subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

affecting the Series D Convertible Preferred Stock. In the event of a Change of Control (as defined in the warrants) of CompCare , the holder has the right to require us to redeem the warrant in exchange for an amount equal to the value of the warrant determined using the Black-Scholes pricing model.

Each holder of shares of our Series D Convertible Preferred Stock is entitled to notice of any stockholders’ meeting and to vote on any matters on which our common stock may be voted. Each share of our Series D Convertible Preferred Stock is entitled to the number of votes that the holder of 500,000 shares of our common stock would be entitled to by virtue of holding such shares of common stock. Unless otherwise required by applicable law, holders of our Series D Convertible Preferred Stock will vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders.

Each share of our Series D Convertible Preferred Stock acquired through exercise of a warrant is convertible into 100,000 shares of our common stock at any time. For the presentation below, warrants to purchase shares of our Series D Convertible Preferred Stock are stated in common shares, as if the warrant was exercised and the resulting Series D Convertible Preferred Stock was converted. The exercise price of the warrant has been similarly adjusted to an as-converted common stock equivalent. A summary of our warrant activity for the three months ended March 31, 2010 is as follows:

Warrants	Underlying Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	29,000,000	$0.25	2.29 years
Granted	—	—
Exercised	—	—
Forfeited, expired or cancelled	—	—

Outstanding at March 31, 2010	29,000,000	$0.25	2.04 years

Exercisable at March 31, 2010	29,000,000	$0.25	2.04 years	—

The following table summarizes information about warrants granted, exercised and vested for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Warrants granted	—	19,000,000
Weighted-average grant-date fair value ($)	—	0.22
Warrants exercised	—	—
Total intrinsic value of exercised warrants ($)	—	—
Fair value of vested warrants ($)	—	4,143,900

No warrants to purchase shares of our Series D Convertible Preferred Stock were issued during the three months ended March 31, 2010.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

We use historical data and management judgment to estimate the expected term of the warrant. Expected volatility is based on the historical volatility of our traded stock. We have not declared dividends in the past nor do we expect to do so in the near future and as such we assume no dividend yield. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the warrant at the time of grant. We adjusted our quoted stock price in the valuation to appropriately reflect trading restrictions on the warrant’s underlying asset. Valuation of our warrants using the Black-Scholes pricing model was based on the following information:

	Three Months Ended March 31,
	2010	2009
Volatility factor of the expected market price of the Company’s common stock	—	175%
Expected life (in years) of the warrants	—	3
Risk-free interest rate	—	1.15%
Dividend yield	—	0%

Warrants to Purchase Common Stock

During 2009, we issued warrants to purchase common stock to key employees. We did not issue any such warrants during the three months ended March 31, 2010. Shares acquirable pursuant to the warrants vest at the warrant grant date and/or specified dates throughout the 36 or 60 month term of the warrants. A summary of warrant activity for the three months ended March 31, 2010 is as follows:

Warrants	Underlying Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	900,000	$0.48	3.40 years
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2010	900,000	$0.48	3.16 years

Exercisable at March 31, 2010	150,000	$0.45	2.51 years	—

We recognized approximately $4,000 of compensation expense during the three months ended March 31, 2010.

We recognized approximately $1,500 of tax benefits attributable to equity-based expense recorded for warrants during the three months ended March 31, 2010. This benefit was fully offset by a valuation allowance of the same amount due to the uncertainty of future realization.

Warrants – Non-employees

We periodically issue warrants to purchase shares of our common stock in exchange for the services of consultants. In accordance with ASC 505-50, “Equity” (“ASC 505-50”), such transactions are measured at the fair value of the goods and services received or the fair value of the warrants issued, whichever is more reliably measurable. We estimate the fair value of warrants issued using the Black-Scholes pricing model.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

A summary of the activity of our warrants issued to non-employees for the three months ended March 31, 2010 is as follows:

Warrants	Underlying Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2010	4,006,000	$0.43
Granted	275,000	$0.30
Exercised	—	—
Forfeited or expired	(606,000)	$0.92

Outstanding at March 31, 2010	3,675,000	$0.34

We recognized approximately $77,000 in compensation costs related to warrants granted to nonemployees during the three months ended March 31, 2010. Valuation of such warrants was based on the following information:

	Three Months Ended March 31,
	2010	2009
Volatility factor of the expected market price of the Company’s common stock	160%	—
Expected life (in years) of the warrants	3	—
Risk-free interest rate	1.33-1.56%	—
Dividend yield	0%	—

Per Share Data

In calculating basic loss per share, net loss is divided by the weighted average number of common shares outstanding for the period. For the periods presented, diluted loss per share is equivalent to basic loss per share. The following table sets forth the computation of basic and diluted loss per share in accordance with ASC 260-10, “Earnings Per Share” (amounts in thousands, except per share data):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Numerator:
Net loss	$(2,217)	$(4,964)
Denominator:
Weighted average shares – basic	39,197	22,966
Effect of dilutive securities:
Employee stock options	—	—
Warrants	—	—

Weighted average shares – diluted	39,197	22,966

Loss per share – basic and diluted	$(0.06)	$(0.22)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Capitalization Table

As of March 31, 2010

Common Stock (Authorized 100 million shares)	Issued	Reserved	Total
Common Stock issued and outstanding	37,944,089	—	37,944,089
Reserved for convertible debentures(a)	—	40,703	40,703
Reserved for convertible promissory notes(b)	—	8,894,286	8,894,286
Reserved for outstanding stock options(c)	—	2,480,500	2,480,500
Reserved for outstanding warrants(d)	—	4,575,000	4,575,000
Reserved for Series C Convertible Preferred Stock(e)	—	4,554,379	4,554,379
Reserved for Series D Convertible Preferred Stock(f)	—	29,000,000	29,000,000
Reserved for future issuance under stock option plans	—	9,451,668	9,451,668

Total shares issued or reserved for issuance	37,944,089	58,996,536	96,940,625

Preferred Stock (Authorized 995,660 shares)	Issued	Reserved	Total
Series C Convertible Preferred Stock(g)	14,400	—	14,400
Reserved for warrants for Series D Convertible Preferred Stock(h)	—	290	290

Total Preferred Stock issued or reserved for issuance	14,400	290	14,690

(a)

At March 31, 2010, the debentures were convertible into an aggregate of 40,703 shares of common stock at a conversion price of $55.13 per share. For further information regarding our 7  1/2% convertible subordinated debentures see Note 14 “Subsequent Event.”

(b)	Promissory notes convertible into shares of our common stock totaled $2,820,000 at March 31, 2010. Such notes are convertible at any time at conversion prices ranging from $0.25 to $0.50. See Note 7 “Note obligations due within one year.”
(c)	Options to purchase shares of common stock have been issued to employees and non-employee Board of Director members with exercise prices ranging from $0.25 to $2.16, with an average price of $0.52.
(d)	Warrants to purchase shares of our common stock have been issued the following:
•	key employees, and
•	individuals or companies in exchange for consulting, financial advisory, or investment banking services in lieu of cash compensation.
(e)	The Series C Convertible Preferred Stock is convertible directly into 4,554,379 common shares. This class controls five out of the nine seats on our Board of Directors.
(f)	Once issued, shares of Series D Convertible Preferred Stock are convertible into shares of common stock at any time.
(g)	The Series C Convertible Preferred Stock was issued in June 2009 as a result of the conversion of the Series B-1 Convertible Preferred Stock.
(h)	During 2009, our directors members and senior management were issued warrants to purchase an aggregate of 390 shares of Series D Convertible Preferred Stock. One warrant for the purchase of 100 shares of Series D Convertible Preferred Stock was cancelled in July 2009. Warrants outstanding at March 31, 2010 may be exercised to purchase 290 shares of Series D Convertible Preferred Stock, which convert into 29,000,000 shares of common stock at a strike price of $25,000 per share (equal to $0.25 per common share). Each share of Series D Convertible Preferred Stock is entitled to 500,000 votes per share in a stockholder vote.

NOTE 3 – LIQUIDITY

During the three months ended March 31, 2010, cash and cash equivalents decreased by a net of approximately $0.5 million, attributable primarily to cash used in operations of $1.0 million. Financing activities provided net cash of $0.6 million which consisted of $1.3 million in proceeds from the issuance of note obligations offset by $0.7 million in repayments of such note obligations.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

At March 31, 2010, cash and cash equivalents were approximately $0.2 million. We had a working capital deficit of $15.9 million at March 31, 2010 and an operating loss of $1.9 million for the three months ended March 31, 2010. We expect that our existing contracts, plus the addition of new contracts implemented as of the date of this report, will reduce our operating losses. Management believes that with the addition of new contracts expected to be awarded to us, in addition to the continued financial support from our major stockholders, we will be able to sustain our current operations over the next 12 months. We are looking at various sources of financing if operations cannot support our ongoing plan; however there are no assurances that we will be able to find such financing in the amounts or on terms acceptable to us, if at all. Failure to obtain sufficient debt or equity financing and, ultimately to achieve profitable operations and positive cash flows from operations during 2010, would adversely affect our ability to achieve our business objectives and continue as a going concern. There can be no assurance as to the availability of any additional debt or equity financing or that we will be able to achieve profitable operations and positive cash flows. These conditions raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $4.9 million claims payable amount reported as of March 31, 2010.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

In January 2009, prior to acquiring CompCare, Core purchased a 49% interest in CompCare for $1,500,000, yielding an implied purchase price of $3,071,000 for the entire company. In accordance with ASC 805-10, “Business Combinations,” the implied purchase price of CompCare was first allocated to the fair value of CompCare’s assets and liabilities, including identifiable intangible assets. The excess of implied purchase price over the fair value of net assets acquired was assigned to goodwill. Goodwill related to this acquisition is not deductible for tax purposes and in accordance with ASC 350-10, “Intangibles – Goodwill and other,” is not amortized, but instead is subject to periodic impairment tests. Identifiable intangible assets with definite useful lives are amortized on a straight-line basis over three years, which approximates their remaining lives. Deferred tax liabilities resulting from the difference between the assigned values and tax bases of identifiable intangible assets were not recorded due to net operating loss carryforwards.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 5 – SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
At-risk contracts	$3,037	$2,677
Administrative services only contracts	498	547
Pharmacy contracts	232	177
Other	22	4

Sub total	3,789	3,405
Less: Pre-acquisition revenues	—	710

Total	$3,789	$2,695

Under our at-risk contracts, we assume the financial risk for the costs of member behavioral healthcare services in exchange for a fixed, per member per month fee. Under our administrative services only contracts, we may manage behavioral healthcare programs or perform various managed care functions, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs. Under our Pharmacy contracts, we manage behavioral pharmaceutical services for the members of health plans on an at-risk or ASO basis. Other revenues represent commissions earned through the sale of durable goods.

NOTE 6 — MAJOR CUSTOMERS/CONTRACTS

(1) We currently furnish behavioral healthcare services to approximately 225,000 members of a health plan providing Medicaid and Medicare benefits. Services are provided on an at-risk and ASO basis. The contract accounted for 25.9% of our revenues for the three-month period ended March 31, 2010 and 22.8% of our revenues for the three months ended March 31, 2009. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Either party may terminate upon 90 days written notice to the other party.

(2) We currently contract with a HMO to provide behavioral healthcare services to approximately 217,000 Medicaid and Medicare members on an at-risk and ASO basis. Our contract with the HMO accounted for 29.7% of our operating revenues for the quarter ended March 31, 2010 and 26.8% of our operating revenues for the quarter ended March 31, 2009. The initial contract was for a one-year term and has been automatically renewed on an annual basis. Either party may terminate upon 90 days written notice to the other party. The HMO has been a customer since June 2003.

In general, our contracts with our customers have one-year initial terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party upon 60 to 90 days written notice.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 7 – NOTE OBLIGATIONS DUE WITHIN ONE YEAR

Note obligations due within one year consist of the following: (amounts in thousands):

	March 31,	December 31,
	2010	2009
7 1/ 2% convertible subordinated debentures due April 2010, interest payable semi-annually in April and October (1)	$2,244	$2,244
10% callable convertible promissory note due June 2010 (2)	2,000	2,000
10% callable promissory notes/zero coupon promissory notes due May 2010 (3)	230	200
10% convertible promissory notes due November 2010 (4)	150	150
10% callable convertible promissory notes issued with detachable warrants and no specified maturity date (5)	100	300
7% convertible promissory note due March 2011 (6)	150	—
Zero coupon convertible promissory note due April 2010 (7)	220	—
Zero coupon promissory note due April 2010 (8)	198	—
Zero coupon promissory note due July 2010 (9)	250	—

Total note obligations due within one year before discount	5,542	4,894
Less: Discount on notes payable	(125)	(173)

Total note obligations due within one year	$5,417	$4,721

(1)	At March 31, 2010, the debentures were convertible into 40,703 shares of common stock at a conversion price of $55.13 per share. For further information on the debentures, see Note 14 “Subsequent Events.”
(2)	In June 2009, we issued a callable convertible promissory note to an existing investor. The note bears interest at the rate of 10% per annum payable at maturity and has a term of one year. At maturity, the principal plus accrued interest will be mandatorily converted into shares of our common stock at a conversion price of $0.35 per share. At any time prior to the maturity date of the note, the note holder may elect to convert the outstanding balance of the note plus any accrued interest into shares of our common stock at $0.35 per share. Upon giving us 30 days notice, at any time after June 30, 2009 and until the maturity date, the note holder may obligate us to redeem all or part of the note and will be entitled to receive the outstanding balance plus accrued interest thereon calculated through the date of redemption.
(3)	In October 2009, we issued a $100,000 promissory note to each of two individuals. At issuance the notes bore interest at a rate of 10% with interest payable at maturity. In March 2010, the notes plus accrued interest of approximately $8,000 were exchanged for zero coupon notes, each with a face value of $115,000. Both notes were repaid in May 2010. The effective return to the investor on each note was 24.4% and we recognized approximately $6,000 in interest expense for each note during the three months ended March 31, 2010.
(4)	In November 2009, we issued promissory notes in the amounts of $100,000 and $50,000 to two individuals, respectively. The notes bear interest at the rate of 10% with interest payable quarterly in arrears. At the option of the note holders, all or a portion of the principal and accrued but unpaid interest may be converted into our common stock at maturity or at any time prior to maturity at a conversion price of $0.25 per share. At maturity, the balance of the note and accrued but unpaid interest not converted into our common stock will be repaid.
(5)

In December 2009, we issued $100,000 promissory notes to each of three individuals. The notes had no stated maturity date but were callable by the note holder with five days notice. We repaid two of the notes in January 2010 and the remaining note in May 2010. The notes each bore interest at the rate of 10% and were convertible into our common stock at any time at a conversion price of $0.25 per share. In conjunction with the loans, each note holder received a warrant to purchase 200,000 shares of our common stock at $0.25 per share. The warrants were vested upon issuance and have terms of three years. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $89,000 in the aggregate using the Black-Scholes option valuation model. We also determined that the promissory notes contained beneficial conversion features valued at $84,000 in the aggregate. The values of the warrants and beneficial conversion features

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

were recorded as a discount on notes payable. At the stated interest rate of 10%, we recognized approximately $3,000 of interest expense for the three months ended March 31, 2010. For accounting purposes we also recognized approximately $124,000 of interest expense attributable to the amortization of the discount recorded on the notes. The overall return to the investor computed, taking into account the coupon, the beneficial conversion feature, and the warrants is 2,889.1%.
(6)	In March 2010, we issued two one-year promissory notes: $100,000 to one individual and $50,000 to one entity. The notes bear interest at a rate of 7% with interest payable quarterly in arrears. At the option of the note holders, the principal and accrued but unpaid interest may be converted into common stock of the Company at a conversion price of $0.25 and $0.50 per share, respectively. In conjunction with the loans, the note holders received warrants to purchase an aggregate of 75,000 shares of our common stock at $0.75 per share. The warrants were vested upon issuance and have a three-year term. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $14,000 using the Black-Scholes option valuation model. We also determined that the promissory note contained beneficial conversion features valued at $13,000. The values of the warrants and beneficial conversion features were recorded as discount on notes payable. At the stated interest rate of 7%, we recognized approximately $1,000 of interest expense for the three months ended March 31, 2010. For accounting purposes we also recognized approximately $1,000 of interest expense attributable to the amortization of the discount recorded on the notes. The overall return to the investor computed, taking into account the coupon, the beneficial conversion feature, and the warrants is 28.7%.
(7)	In February 2010, we issued a zero coupon promissory note with a face value of $220,000 for net proceeds of $200,000 and a maturity date of April 2010. The net proceeds of $200,000 include an issuance fee of $6,000 plus a yield of 24%. The note holder may elect to convert all or a portion of the face value of the note into our common stock at a conversion price of $0.25 per share. For the three months ended March 31, 2010, approximately $12,000 of interest expense was recognized related to the accretion to its carrying value. The overall return to the investor inclusive of the issuance fee was 41.7%. At the note’s maturity in April 2010, it was replaced by a new note of a similar amount and terms with a maturity of August 2010.
(8)	In January 2010, we issued a zero coupon promissory note with a face value of approximately $371,000 for net proceeds of $354,000 and a maturity date of March 1, 2010. The net proceeds of approximately $354,000 include an issuance fee of $10,000 plus a yield of 24%. The note was partially repaid during the current quarter and the remaining balance of approximately $198,000 had its maturity date extended to April 2010. This amount was repaid in April 2010. Additional issuance fees of approximately $13,000 were incorporated into the face value due as a result of the extension. During the three months ended March 31, 2010, we recognized approximately $7,000 in interest expense related to this note with an overall return to the investor of 24.0%.
(9)	In March 2010, we issued to an individual, a zero coupon promissory note with a face value of $250,000 for net proceeds of $200,000 and a maturity date of May 2010. The net proceeds of $200,000 include an issuance fee of $42,000 plus a yield of 24%. The note’s maturity was extended to July 2010 for an additional fee of 200,000 shares of our common stock to be issued when the note matures. For the three months ended March 31, 2010, we accreted its carrying value approximately $3,000 to interest expense with an overall return to the investor of 14.9%.

NOTE 8 – SALE OF SUBSIDIARY

On February 28, 2010, Core sold Direct Ventures International, Inc. (“DVI”), a Core subsidiary, to its former owner in exchange for 2.1 million shares of CompCare common stock. The former owner took possession of all assets and assumed certain liabilities as of February 28, 2010. We canceled the reacquired shares and recorded a gain on sale of approximately $0.5 million, which was credited directly to the retained earnings of Core.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 9 – COMMON STOCK

During the three months ended March 31, 2010, the number of our shares of common stock outstanding changed due to the following activity:

•

On February 23, 2010, we issued 25,000 shares of our common stock to a former consultant as part of a settlement and release agreement. The consultant had provided sales and marketing services to us during 2009.

•	On February 28, 2010, Core sold DVI, a Core subsidiary, to its former owner in exchange for 2.1 million shares of our common stock. We cancelled the reacquired shares.

•

On March 8, 2010, we issued 150,000 shares of our common stock in exchange for investment banking services provided to us by a vendor that accepted the shares in lieu of cash compensation. For these services, we estimated a value of approximately $36,000 which will be amortized to expense ratably over the six month contract term.

•	On April 5, 2010, we sold 200,000 shares of our common stock to one accredited investor for aggregate proceeds of $50,000.

NOTE 10 – PREFERRED STOCK

We are authorized to issue shares of Preferred Stock, $50.00 par value, in one or more series, each series to have such designation and number of shares as the Board of Directors may determine prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by our Board of Directors prior to the issuance of any such series.

As of March 31, 2010, 995,660 shares of our Preferred Stock were authorized and 14,400 shares were issued and outstanding. The outstanding shares consist of Series C Convertible Preferred Stock, $50.00 par value, which are convertible into our common stock at the initial rate of approximately 316.28 shares of common stock for each share of Series C Convertible Preferred Stock. The conversion rate is adjustable for any dilutive issuances of common stock occurring in the future. The rights and preferences of the Series C Convertible Preferred Stock include, among other things, the following:

•	liquidation preferences;

•	dividend preferences;

•	the right to vote with the common stockholders on matters submitted to the Company’s stockholders; and

•	the right, voting as a separate class, to elect five directors of the Company.

In March 2009, we designated 7,000 shares of Series D Convertible Preferred Stock, par value $50.00 per share. No shares of Series D Convertible Preferred stock are outstanding as of March 31, 2010. Of the 7,000 designated shares, 290 are presently acquirable through the exercise of warrants issued to members of our Board of Directors and certain members of management during 2009. Once issued, a Series D Convertible Preferred Share is convertible at any time after the date of issuance and without the payment of additional consideration into 100,000 shares of common stock, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. Each holder of Series D Preferred Shares is entitled to notice of any stockholders’ meeting and to vote on any matters on which the shares of our common stock may be voted. In a stockholder vote, a Series D Convertible Preferred Share is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares of common stock. Holders of Series D Preferred Stock also have certain liquidation and dividend preferences.

NOTE 11– COMMITMENTS AND CONTINGENCIES

(1)

A complaint entitled “MDwise, Inc. vs. Comprehensive Behavioral Care, Inc.” was filed against us in April 2009 in the Marion County Superior Court in Indiana by MDwise, Inc. (“MDwise”), a former client located in Indiana. The complaint seeks unspecified damages and a declaratory judgment requiring us to pay outstanding provider claims that are allegedly our responsibility under the expired contract with the contract. On May 8, 2009, we successfully filed a motion to remove the case to federal court. On September 18, 2009, MDwise filed a

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

counterclaim seeking damages, interest and cost of suit related to claims of fraud, estoppel and breach of contract. The counterclaim seeks damages, interest and cost of suit related to claims of fraud, estoppel and breach of contract. We intend to vigorously defend the claims alleged by MDwise. Until the actions are withdrawn or settled, we may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees.

(2)	We initiated an action against Jerry Katzman in July 2009 in the U.S. District Court for the Middle District of Florida alleging that Mr. Katzman, a former director, fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement. In December 2009, Mr. Katzman filed an answer and counterclaim. The counterclaim requests judgment in Mr. Katzman’s favor and compensatory damages to remedy alleged breaches of contract by us. We have and will continue to vigorously pursue our allegations and defend against the claims alleged by the defendant. Until the actions are withdrawn or settled, we may incur further legal fees and may be subject to awards of compensatory damages and defendant’s attorney fees.

(3)	On April 5, 2010 a complaint entitled “Inspira Mental Health Management, Inc. vs. Comprehensive Behavioral Care, Inc., John Hill, Clark Marcus, Giuseppe Crisafi” was filed in Court of First Instance, Superior Court of Puerto Rico by Inspira Mental Health Management, Inc. (“Inspira”). The complaint claims breach of contract and bad faith on the part of CBC with respect to the terms and conditions of the Shareholders Agreement, dated December 8, 2008, between Inspira and CBC and a Memorandum of Understanding, executed July 24, 2008, between Inspira and CBC each relating to CompCare de Puerto Rico, Inc. (“CCPR”). CBC and Inspira own 51% and 49%, respectively, of the capital stock of CCPR. Additionally, Inspira is asserting claims of breach of fiduciary duty against Messrs. Hill, Marcus and Crisafi as officers and directors of CCPR. Inspira is seeking compensatory damages against each of CBC and Messrs. Hill, Marcus and Crisafi in the amount of up to $2,000,000 and a judicial dissolution of CCPR. We intend to vigorously defend the claims alleged by Inspira. Until the actions are withdrawn or settled, we may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees.

NOTE 12 – RELATED PARTY TRANSACTIONS

In connection with employment agreements executed with our Chairman and Co-Chief Executive Officer, our President and Co-Chief Executive Officer, and our Chief Financial Officer, we have deferred compensation payments to these individuals of approximately $329,000, $106,000 and $154,000, respectively, as of March 31, 2010.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 13 – SEGMENT INFORMATION

Summary financial information for our two reportable segments and Corporate and Other is as follows:

(Amounts in thousands)	Three Months Ended March 31,
	2010	2009
Managed Care
Revenues	$3,767	$3,401
Gross Margin	296	578
Income/(loss) before income taxes	(348)	44
Consumer Marketing
Revenues	22	4
Gross Margin	3	3
Income/(loss) before income taxes	(171)	(189)
Corporate and Other
Revenues	—	—
Gross Margin	—	—
Income/(loss) before income taxes	(1,692)	(5,556)
Consolidated Operations
Revenues	3,789	3,405
Gross Margin	299	581
Income/(loss) before income taxes	(2,211)	(5,701)
Pre-acquisition loss before income taxes	—	(720)
Income/(loss) before income taxes – post-acquisition	$(2,211)	$(4,981)

NOTE 14 – SUBSEQUENT EVENTS

DEFAULT ON SUBORDINATED DEBENTURES

We were unable to repay our 7  1/2% convertible subordinated debentures in the amount of $2,244,000 of principal or pay the final interest installment of $84,150 on the debentures’ maturity date of April 15, 2010. However, on April 30, 2010, we reached agreement with certain owners of our debentures to exchange approximately 55% of the debentures for senior promissory notes issued by us and warrants to purchase our common stock. The senior notes bear interest at a rate of 10% per annum to be paid semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior notes. The warrants allow for the purchase of an aggregate of 5,121,100 shares of our common stock at an exercise price of $0.25 per share and may be exercised at any time during their term beginning on September 15, 2010 and ending on September 15, 2015. For further information regarding the exchange, see our Current Report on Form 8-K filed with the SEC on May 6, 2010 on the SEC’s website at www.sec.gov. We are not able to estimate the financial effect resulting from a state of default with respect to the debentures held by the remaining bond holders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, statements concerning the projected integration of the operations of Core Corporate Consulting Group, Inc. (“Core”) into our business, the impact on revenues and profits that Core is expected to have in marketing its products, the potential represented by ethnic markets and the overall performance of the healthcare market, our anticipated operating results, financial

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

resources, increases in revenues, increased profitability, interest expense, growth and expansion, and the ability to obtain new behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, our ability to achieve expected results from new business, the profitability of our at-risk contracts, cost of care, seasonality, our ability to obtain additional financing, and other risks detailed herein and from time to time in our filings with the SEC. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of CompCare appearing elsewhere in this report.

OVERVIEW

GENERAL

Comprehensive Care Corporation (referred to herein as the “Company,” “CompCare,” “we,” “us” or “our”) is a Delaware corporation organized in 1969 that provides health care services and products through its primary operating subsidiaries, Comprehensive Behavioral Care, Inc. (“CBC”) and Core.

Primarily through CBC and its subsidiaries, we provide managed care services in the behavioral health and psychiatric fields. Recent federal and state legislation provides a new focus for CBC in specialty behavioral health care areas such as Autism Spectrum Disorders (“ASD”) and Attention Deficit Disorder (“ADD”). Additionally, CBC provides pharmacy and analytic services for its health plan customers to integrate medical claims data and pharmacy data into actionable information so patient care can be coordinated cost effectively. We coordinate and manage the delivery of a continuum of psychiatric and substance abuse services and products to:

•	commercial members;

•	Medicare members;

•	Medicaid members; and

•	Children’s Health Insurance Program (“CHIP”) members.

on behalf of:

•	health plans;

•	government organizations;

•	third-party claims administrators;

•	commercial purchasers; and

•	other group purchasers of behavioral healthcare services.

Our customer base includes both private and governmental entities. We provide services primarily through a network of contracted providers that includes:

•	psychiatrists;

•	psychologists;

•	therapists;

•	other licensed healthcare professionals;

•	psychiatric hospitals;

•	general medical facilities with psychiatric beds;

•	residential treatment centers; and

•	other treatment facilities.

The services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), and inpatient and crisis intervention services. We do not directly provide treatment or own any provider of treatment services or treatment facility.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to our clients’ members. Our arrangements with our clients fall into two broad categories:

•	at-risk capitation arrangements where our clients pay us a fixed fee per member in exchange for our assumption of the financial risk of providing services; and

•

ASO capitation arrangements where we manage behavioral healthcare programs or perform various managed care services, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs.

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

Over the past several years we have experienced a trend where our clients prefer to contract for services on an at-risk basis instead of on an ASO basis. However, during 2009 and 2010, we placed more focus on our ASO contracts to obtain a better balance of risk and non-risk clients.

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

ANCILLARY PRODUCTS

Through our subsidiary Core, we provide healthcare related ancillary products through various distribution channels.

Our ancillary products include:

• LifeGuide247™ -	This is a 24-hour service that provides guidance through life’s difficult situations, such as job stress, financial troubles, relationships, grievance and simple legal matters. Service is available online or by telephone.

• Emergency Vital Records -	This product provides access to members’ vital medical records to emergency responders in the case of an emergency. Paramedics and emergency room practitioners can now access a member’s medical records quickly and easily in cases where the member may not be able to provide key information at such a critical time. The product provides answers to 25 key questions patients need to provide an emergency room. We have immediate interest in this product.

• Home Warranty Program -	This is a home warranty program and is available in three different coverage levels. It provides repair and protection for home appliances, electrical, plumbing, lock repair, etc.

• Vision/Dental/Medical -	These are inexpensive discount programs that are low cost to us but provide an excellent annuity.

• Other Insurance Products -	Through our relationship with Careington International, we have access to a full suite of insurance products. We will begin marketing these additional products to our existing customer base.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

• Pharmacy Discounts -	This is a prescription discount program. The program incorporates two tiers. Tier one is a free card that gives discounts on prescription drugs. Tier two provides deeper discounted rates on name brand and generic prescription drugs. Tier two requires the payment of a monthly fee by members.

RECENT DEVELOPMENTS

We were unable to repay our 7  1/2% convertible subordinated debentures in the amount of $2,244,000 of principal or pay the final interest installment of $84,150 on the maturity date of April 15, 2010. However, on April 30, 2010, we reached agreement with certain owners of our debentures to exchange approximately 55% of the debentures for senior promissory notes issued by us and warrants to purchase our common stock. The senior notes bear interest at a rate of 10% per annum to be paid semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior notes. The warrants allow for the purchase of an aggregate of 5,121,100 shares of our common stock at an exercise price of $0.25 per share and may be exercised at any time during their term beginning on September 15, 2010 and ending on September 15, 2015. For further information regarding the exchange, see our Current Report on Form 8-K dated April 30, 2010 and filed May 6, 2010 on the SEC’s website at www.sec.gov. We are not able to estimate the financial effect resulting from a state of default with respect to the debentures held by the remaining bond holders.

During the first and second quarters of 2010, we added five new customers to our portfolio of clients and expanded services to one existing client. In the aggregate, we will manage an additional 250,000 members on an at-risk and ASO basis for health plans servicing Medicaid, Medicare, CHIP, Healthy Families and commercial members. We expect revenues of approximately $8.2 million from these new contracts in 2010 and approximately $11.2 million in annual revenues thereafter. However, no assurance can be given that such annual revenues will actually be realized on such contracts.

During the period January 1 through April 30, 2010, we completed short term debt financing transactions totaling a net of approximately $0.8 million. The duration of the debt instruments ranged from one week to one year. Certain of the instruments contained provisions allowing the lender to convert the principal and interest of the debt into our common stock. Warrants to purchase our stock were issued in conjunction with one debt instrument issued. We also completed the private placement of 200,000 shares of our common stock in exchange for $50,000 in April 2010. See Note 7 “Note obligations due within one year” to the consolidated financial statements included elsewhere in this report and Part II - Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

On February 28, 2010, Core sold DVI, a Core subsidiary, to its former owner in exchange for 2.1 million shares of CompCare common stock. The former owner took possession of all assets and assumed certain liabilities as of February 28, 2010. We canceled the reacquired shares and recorded a gain on sale of approximately $0.5 million, which was credited directly to the retained earnings of Core.

RESULTS OF OPERATIONS

For the three months ended March 31, 2010, we reported an operating loss of $1.9 million and a net loss of $2.2 million, or $0.06 loss per share (basic and diluted).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The following table summarizes our operating results from continuing operations for the three months ended March 31, 2010 (amounts in thousands):

	Three Months Ended March 31,
	2010	2009
Operating revenues:
At-risk	$3,037	$2,677
Administrative services only (ASO)	498	547
Pharmacy	232	177
Other revenues	22	4

Total revenues	3,789	3,405
Costs of services and sales:
Claims expense	2,087	1,589
Other healthcare operating expenses	1,168	1,030
Pharmacy expenses	216	204
Other costs of services and sales	19	1

Total costs of services and sales	3,490	2,824

Gross margin	299	581
Other Expenses:
General and administrative expenses	1,903	1,136
Recovery of doubtful accounts	—	(2)
Depreciation and amortization	168	148

Total operating expenses	2,071	1,282
Merger transaction costs	—	589
Equity based expenses	123	4,361

Total expenses	2,194	6,232

Operating loss before pre-acquisition loss	$(1,895)	$(5,651)

Operating revenues from at-risk contracts increased by 13.4%, or $360,000, to $3.0 million for the three months ended March 31, 2010 compared to $2.7 million for the three months ended March 31, 2009. This is primarily attributable to $395,000 of additional business from two of our existing contracts with customers located in Michigan. Revenue associated with ASO contracts decreased by 9.0%, or approximately $49,000, to $498,000 for the three months ended March 31, 2010, compared to $547,000 for the three months ended March 31, 2009, due primarily to the loss of a Michigan ASO contract but offset partially by the addition of a new ASO contract in Florida. Pharmacy revenue increased by 31.1% from $177,000 for the three months ended March 31, 2009 to $232,000 for the three months ended March 31, 2010 due to an increase in membership and a rate increase received on CBC’s Puerto Rico contract that combines behavioral pharmaceutical management services with traditional behavioral managed care.

Claims expense on at-risk contracts increased by approximately $498,000 or 31.3% for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, due primarily to an increase of $325,000 in claims expense attributable to two existing customer contracts in Michigan. The increase in claims expense as a percentage of at-risk revenues from 59.4% for the three months ended March 31, 2009 to 68.7% for the three months ended March 31, 2010 is attributable to the high medical loss ratios experienced from serving the members of these contracts. Other healthcare operating expenses, attributable to servicing both at-risk contracts and ASO contracts, increased by 13.4%, or approximately $138,000 due primarily to costs related to increasing the size of our employee base to accommodate expected growth prospects in the near future. Pharmacy expense increased by 5.9% from $204,000 for the three months ended March 31, 2009 to $216,000 for the quarter ended March 31, 2010 due to increased membership under the Puerto Rico contract during the current quarter. Overall, gross margin decreased by $282,000 from $581,000 for the three months ended March 31, 2009 to $299,000 for the three months ended March 31, 2010 due to at-risk contracts with higher utilization of behavioral services.

General and administrative expenses increased by 67.5%, or approximately $767,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase is due primarily to costs related to increasing the size of our employee base to accommodate expected growth prospects in the near future, financial advisory and consulting fees to identify new capital sources, and litigation expenses.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

We had no merger transaction costs for the three months ended March 31, 2010 compared to $589,000 incurred during the quarter ended March 31, 2009, which consisted primarily of financial advisory and legal fees. Equity based expenses of $123,000 recorded in the quarter ended March 31, 2010 are comprised of $46,000 of expense related to stock options and warrants granted to employees and directors and $77,000 of expense for stock options and warrants issued to consultants. Equity based expenses of $4.4 million in 2009 is comprised of $4.2 million of expense recognized upon the issuance of the warrants to purchase shares of our Series D Convertible Preferred stock, $125,000 of expense related to the issuance of common stock to an employee pursuant to an employment agreement, and $91,000 of expense due to the early vesting of stock options as a result of the change in control.

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

CONCENTRATION OF RISK

For the three months ended March 31, 2010, approximately 56.6% of our operating revenue was concentrated in contracts with two health plans to provide behavioral healthcare services under Medicare and Medicaid plans. In addition, 64.1% of our operating revenue was attributable to health plan clients servicing Medicaid members in the state of Michigan. The term of each contract is for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would have a material negative impact on us.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2010, cash and cash equivalents decreased by a net of approximately $0.5 million, attributable primarily to cash used in operations of $1.0 million. Financing activities provided net cash of $0.6 million which consisted of $1.3 million in proceeds from the issuance of note obligations offset by $0.7 million in repayments of such note obligations.

At March 31, 2010, cash and cash equivalents were approximately $0.2 million. We had a working capital deficit of $15.9 million at March 31, 2010 and an operating loss of $1.9 million for the three months ended March 31, 2010. We expect that our existing contracts, plus the addition of new contracts implemented as of the date of this report, will reduce our operating losses. Management believes that with the addition of new contracts expected to be awarded to us, in addition to the continued financial support from our major stockholders, we will be able to sustain current operations over the next 12 months. We are looking at various sources of financing if operations cannot support our ongoing plan; however there are no assurances that we will be able to find such financing in the amounts or on terms acceptable to us, if at all. Failure to obtain sufficient debt or equity financing and, ultimately to achieve profitable operations and positive cash flows from operations during 2010 would adversely affect our ability to achieve our business objectives and continue as a going concern. There can be no assurance as to the availability of any additional debt or equity financing or that we will be able to achieve profitable operations and positive cash flows. These conditions raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material adverse effect on our business, financial condition and results of operations.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $4.9 million claims payable amount reported as of March 31, 2010.

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

REVENUE RECOGNITION

We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs. Revenue under the vast majority of these agreements is earned and recognized monthly based on the number of covered members as reported to us by our clients regardless of whether services actually provided are lesser or greater than anticipated when we entered into such contracts (generally referred to as at-risk arrangements). The information regarding the number of covered members is supplied by our clients and we review membership eligibility records and other reported information to verify its accuracy in calculating the amount of revenue to be recognized. Consequently, the vast majority of our revenue is determined by the monthly receipt of covered member information and the associated payment from the client, thereby removing uncertainty and precluding us from needing to make assumptions to estimate monthly revenue amounts.

We may experience adjustments to our revenues to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized. Subsequent adjustments to our revenue have not been material to date.

ACCRUED CLAIMS PAYABLE AND COST OF CARE

Cost of care includes amounts paid to hospitals, physician groups and other managed care organizations under at-risk contracts and healthcare expenses which include items such as information systems, case management and quality assurance, attributable to both at-risk and ASO contracts.

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

The accrued claims payable ranges were between $4.8 and $4.9 million at March 31, 2010 and between $4.6 and $4.7 million at December 31, 2009. Based on the information available, we determined our best estimate of the accrued claims liability to be $4.9 million at March 31, 2010 and $4.7 million at December 31, 2009. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last three years.

Accrued claims payable at March 31, 2010 and December 31, 2009 are comprised of approximately $3.0 million and $2.7 million, respectively, of submitted and approved claims, which had not yet been paid, and $1.9 million and $2.0 million for IBNR claims, respectively.

Many aspects of our managed care business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment. Actual claims incurred could differ from the estimated claims payable amount presented. The following are factors, among others, that would have an impact on our future operations and financial condition:

•	changes in utilization patterns;

•	changes in healthcare costs;

•	changes in claims submission timeframes by providers;

•	success in renegotiating contracts with healthcare providers;

•	occurrence of catastrophes;

•	changes in benefit plan design; and

•	the impact of present or future state and federal regulations.

By way of example, a 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at March 31, 2010, could increase our claims expense by approximately $41,000 and reduce our net results as illustrated in the table below:

Change in Healthcare Costs:
(Decrease) Increase	(Decrease) Increase In Claims Expense
(5%)	(41,000)
5%	41,000

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

At any time prior to the end of a contract or contract renewal, if a managed care contract is not meeting our financial goals, we generally have the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, we typically submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.

We perform a review of our portfolio of contracts on a quarterly basis to identify loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At March 31, 2010, no contract loss reserve for future periods was necessary.

GOODWILL

We evaluate at least annually the amount of our recorded goodwill by performing impairment tests that compare the carrying amount to an estimated fair value. Management considers both the income and market approaches in the fair value determination. In estimating the fair value under the income approach, management makes its best assumptions regarding future cash flows and applies a discount rate to the cash flows to yield a present, fair value of equity. The market approach is based primarily on reference to transactions including our common stock and the quoted market prices of our common stock. As a result of such tests, management believes there is no material risk of loss from impairment of goodwill. However, actual results may differ significantly from management’s assumptions, resulting in a potentially adverse impact to our consolidated financial statements.

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

While we currently have market risk sensitive instruments, we have no significant exposure to changing interest rates, as the interest rates on our short term and long-term debt is fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes and our investments are generally limited to cash deposits.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Co-Chief Executive Officers along with the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with ASC 450-10, “Contingencies” (“ASC 450-10”), and related pronouncements. In accordance with ASC 450-10, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Except as described below, as of March 31, 2010, there were no material contingencies requiring accrual or disclosure.

A complaint entitled “MDwise, Inc. vs. Comprehensive Behavioral Care, Inc.” was filed against us in April 2009 in the Marion County Superior Court in Indiana by MDwise, Inc. (“MDwise”), a former client located in Indiana. The complaint seeks unspecified damages and a declaratory judgment requiring us to pay outstanding provider claims that are allegedly our responsibility under the expired contract with the contract. On May 8, 2009, we successfully filed a motion to remove the case to federal court. On September 18, 2009, MDwise filed a counterclaim seeking damages, interest and cost of suit related to claims of fraud, estoppel and breach of contract. The counterclaim seeks damages, interest and cost of suit related to claims of fraud, estoppel and breach of contract. We intend to vigorously defend the claims alleged by MDwise. Until the actions are withdrawn or settled, we may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees.

We initiated an action against Jerry Katzman in July 2009 in the U.S. District Court for the Middle District of Florida alleging that Mr. Katzman, a former director, fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement. In December 2009, Mr. Katzman

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

filed an answer and counterclaim. The counterclaim requests judgment in Mr. Katzman’s favor and compensatory damages to remedy alleged breaches of contract by us. We have and will continue to vigorously pursue our allegations and defend against the claims alleged by the defendant. Until the actions are withdrawn or settled, we may incur further legal fees and may be subject to awards of compensatory damages and defendant’s attorney fees.

On April 5, 2010 a complaint entitled “Inspira Mental Health Management, Inc. vs. Comprehensive Behavioral Care, Inc., John Hill, Clark Marcus, Giuseppe Crisafi” was filed in Court of First Instance, Superior Court of Puerto Rico by Inspira Mental Health Management, Inc. (“Inspira”). The complaint claims breach of contract and bad faith on the part of CBC with respect to the terms and conditions of the Shareholders Agreement, dated December 8, 2008, between Inspira and CBC and a Memorandum of Understanding, executed July 24, 2008, between Inspira and CBC each relating to CompCare de Puerto Rico, Inc. (“CCPR”). CBC and Inspira own 51% and 49%, respectively, of the capital stock of CCPR. Additionally, Inspira is asserting claims of breach of fiduciary duty against Messrs. Hill, Marcus and Crisafi as officers and directors of CCPR. Inspira is seeking compensatory damages against each of CBC and Messrs. Hill, Marcus and Crisafi in the amount of up to $2,000,000 and a judicial dissolution of CCPR. We intend to vigorously defend the claims alleged by Inspira. Until the actions are withdrawn or settled, we may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees.

Management believes the Company has reserves that are adequate to cover the litigation described above. Management also believes that the resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance that we will not sustain material liability as a result of these claims.

ITEM 1A.	RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold and issued shares of our common stock and issued warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

•

On March 19, 2010, we issued a warrant to a consultant who provides corporate financing advisory services. The warrant has a three year term and enables the consultant to purchase 250,000 shares of our common stock. The warrant was vested in full at issuance and may be exercised at the price of $0.25 per share.

•

On April 30, 2010, we and Lloyd I. Miller III, as well as certain of his affiliates (collectively, “Miller”), entered into an Agreement of Exchange and Issuance of Senior Notes and Warrants (the “Exchange Agreement”). Pursuant to the terms of the Exchange Agreement, we and Miller completed an exchange (the “Exchange”), whereby Miller exchanged $1,234,000 aggregate principal amount of our outstanding 71/2% Convertible Subordinated Debentures plus accrued interest thereon for (i) senior promissory notes issued by us in an aggregate principal amount of $1,280,275, (ii) warrants to purchase an aggregate of 5,121,100 shares of our common stock, and (iii) $64,014 in cash. For further information regarding the Exchange, see our Current Report on Form 8-K filed with the SEC May 6, 2010 on the SEC’s website at www.sec.gov.

Based on certain representations and warranties of the recipients referenced above, we relied on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”) as applicable, for an exemption from the registration requirements of the Securities Act. The shares purchased have not been registered under the Securities Act and may not be sold in the United States absent registration or an applicable exemption from registration requirements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We were unable to repay our 7  1/2% convertible subordinated debentures in the amount of $2,244,000 of principal or pay the final interest installment of $84,150 on the maturity date of April 15, 2010. However, on April 30, 2010, we reached agreement with Miller to exchange approximately 55% of the debentures for senior promissory notes issued by us and warrants to purchase our common stock. The senior notes bear interest at a rate of 10% per annum to be paid semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior notes. The warrants allow the purchase of an aggregate of 5,121,100 shares of our common stock at an exercise price of $0.25 per share and may be exercised at any time during their term beginning on September 15, 2010 and ending on September 15, 2015. For further information regarding the exchange, see our Current Report on Form 8-K filed with the SEC May 6, 2010 on the SEC’s website at www.sec.gov. We are not able to estimate the financial effect resulting from a state of default with respect to the debentures held by the remaining bond holders.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

May 14, 2010

By /s/ CLARK A. MARCUS

Clark A. Marcus

Co-Chief Executive Officer and Chairman

(Principal Executive Officer)

By /s/ JOHN M. HILL

John M. Hill

Co-Chief Executive Officer and President

(Principal Executive Officer)

By /s/ GIUSEPPE CRISAFI

Giuseppe Crisafi

Chief Financial Officer

(Principal Financial Officer)