Form 10-Q
period 2010-06-30
COMPREHENSIVE CARE CORP
filed 2010-08-16
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of August 10, 2010, there were 52,879,803 shares of registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$431	$694
Accounts receivable	2	5
Other current assets	568	741

Total current assets	1,001	1,440

Property and equipment, net	420	311
Intangible assets, net	789	1,042
Goodwill	12,150	12,175
Other assets	220	255

Total assets	14,580	15,223

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	6,627	5,721
Accrued claims payable	4,484	4,679
Accrued pharmacy payable	26	23
Note obligations due within one year	3,330	4,721
Income taxes payable	181	118

Total current liabilities	14,648	15,262

Long-term liabilities:
Long-term debt	1,346	200
Other liabilities	2,723	2,584

Total long-term liabilities	4,069	2,784

Total liabilities	18,717	18,046

Stockholders’ equity:
Preferred stock, $50.00 par value; authorized shares: 974,260 shares; none issued	—	—
Preferred stock, Series C, $50.00 par value; 14,400 shares authorized, issued and outstanding	720	720
Preferred stock, Series D, $50.00 par value; 7,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 48,079,803 and 39,869,089, respectively	481	399
Additional paid-in capital	18,132	14,814
Accumulated deficit	(23,435)	(19,078)

Total stockholders’ deficit	(4,102)	(3,145)

Non-controlling interest	(35)	322

Total deficit	(4,137)	(2,823)

Total liabilities and deficit	$14,580	$15,223

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenues:
Managed care revenues	$5,650	$3,451	$9,417	$6,852
Other revenues	4	5	26	9

Total revenues	5,654	3,456	9,443	6,861

Costs of services and sales:
Cost of care	4,495	3,631	7,966	6,454
Other costs of services and sales	4	3	23	4

Total costs of services and sales	4,499	3,634	7,989	6,458

Gross margin	1,155	(178)	1,454	403

Expenses:
General and administrative expenses	2,344	1,634	4,247	2,770
Provision for doubtful accounts	—	6	—	4
Depreciation and amortization	184	163	352	311

Total operating expenses	2,528	1,803	4,599	3,085
Merger transaction costs	—	—	—	589
Equity based expenses	781	4,240	904	8,601

Total expenses	3,309	6,043	5,503	12,275

Operating loss	(2,154)	(6,221)	(4,049)	(11,872)

Other income (expense):
Loss from extinguishment of debt	(89)	—	(89)	—
Other non-operating expense	(15)	—	(20)
Interest income	1	1	1	1
Interest expense	(410)	(55)	(721)	(105)

Loss before income taxes	(2,667)	(6,275)	(4,878)	(11,976)
Income tax expense	36	127	63	131

Net loss before pre-acquisition loss	(2,703)	(6,402)	(4,941)	(12,107)
Add back pre-acquisition loss	—	—	—	721

Net loss after pre-acquisition adjustments	(2,703)	(6,402)	(4,941)	(11,386)
Add back: Net loss attributable to non-controlling interest	23	25	44	45

Net loss attributable to stockholders	$(2,680)	$(6,377)	$(4,897)	$(11,341)

Basic and diluted loss per share	$(0.07)	$(0.24)	$(0.13)	$(0.46)

Weighted average common shares outstanding:

Basic	38,753	26,303	38,974	24,644

Diluted	38,753	26,303	38,974	24,644

Dilutive common shares without respect to anti-dilutive effect	54,634	42,724	53,357	40,068

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from operating activities:
Net loss	$(4,897)	$(11,341)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	352	306
Provision for doubtful accounts	—	4
Non-controlling interest	(44)	(45)
Discount amortization on notes payable	248	—
Loss from extinguishment of debt	25	—
Equity based expenses	904	8,511

Changes in assets and liabilities:
Accounts receivable	2	535
Other current assets and other non-current assets	(82)	(205)
Accounts payable and accrued liabilities	1,206	242
Accrued claims payable	(195)	(1,612)
Accrued pharmacy payable	3	53
Income taxes payable	63	131
Other liabilities	(9)	(2)

Net cash used in operating activities	(2,424)	(3,423)

Cash flows from investing activities:
Cash paid for the acquisition of a business, net of cash acquired	—	(978)
Payment received on notes receivable	—	12
Additions to property and equipment, net	(31)	(56)

Net cash used in investing activities	(31)	(1,022)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	50	4,770
Capital contribution from non-controlling interest	—	490
Net proceeds from the issuance of note obligations	3,504	2,000
Long-term financing	82	—
Redemption of note obligations	(1,403)	—
Repayment of debt	(41)	(33)

Net cash provided by financing activities	2,192	7,227

Net (decrease) increase in cash and cash equivalents	(263)	2,782
Cash and cash equivalents at beginning of period	694	503

Cash and cash equivalents at end of period	$431	$3,285

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	120	103

Non-cash operating, financing and investing activities:
Property acquired under capital leases	176	—

Conversion of Series B-1 to Series C Preferred Stock	—	720

Conversion of Series B-2 Preferred Stock to common stock	—	133

Conversion of notes payable and accrued interest to common stock	2,200	—

Common stock and warrants issued for outside services	102	310

Net gain credited to deficit from sale of subsidiary	541	—

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

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Comprehensive Behavioral Care, Inc. (“CBC”) and Core Corporate Consulting Group, Inc. (“Core”), each with their respective subsidiaries. Through CBC we provide managed care services in the behavioral health and psychiatric fields. We manage the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. We also provide prior and concurrent authorization for physician-prescribed psychotropic medications and behavioral pharmaceutical management services for a number of health plans. The managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Through Core we market a variety of health related products, insurance, and discount plans to targeted markets such as the uninsured, the underinsured, and underserved ethnic groups.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing members. Revenue under at-risk, behavioral healthcare and pharmacy agreements is earned monthly based on the number of qualified members regardless of services actually provided or pharmacy benefits actually used (generally referred to as “at-risk” or “capitated” arrangements). The information regarding qualified members is supplied by our clients and we review member eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. Such capitated, behavioral healthcare and pharmacy agreements accounted for 88.8%, or $8.4 million, and 93.3%, or $5.7 million, of revenue for the six months ended June 30, 2010 and 2009, respectively. The remaining balance of our managed care revenues is not capitated and is earned based on the number of qualified members included under our administrative services only (“ASO”) agreements.

Cost of Care Recognition

Cost of care is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported. See “Accrued Claims Payable” below for a discussion of claims incurred but not yet reported. We contract with various healthcare providers, including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the healthcare provider. We then determine whether (1) the member is eligible to receive the service, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service is authorized by one of our employees. If all of these requirements are met, the claim is entered into our claims system for payment.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Premium Deficiencies

We accrue losses under our managed care contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a contract-by-contract basis by taking into consideration various factors such as future contractual revenue, projected future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and our estimate of future cost increases.

At any time prior to the end of a contract or contract renewal, if a managed care contract is not meeting our financial goals, we generally have the ability to cancel the contract with 60 to 90 days written notice. Prior to cancellation, we typically submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in our favor in the future. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.

We perform a review of our portfolio of contracts on a quarterly basis to identify loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and develop a contract loss reserve, if applicable, for succeeding periods. At June 30, 2010, no contract loss reserve for future periods was necessary in management’s opinion.

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

ASC 820-10 requires us to segregate our assets and liabilities measured at fair value in accordance with the above hierarchy. During the three months ended June 30, 2010 and 2009, we had no assets or liabilities required to be measured at fair value on a recurring basis. Therefore, no disclosure concerning assets or liabilities measured at fair value on a recurring basis is necessary. Other non-financial assets that are measured at fair value on a nonrecurring basis for the purposes of determining impairment include goodwill and identifiable intangible assets. See “Fair Value of Nonfinancial Assets” below.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ASC 825-10, “Financial Instruments” (“ASC 825-10”), provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. We chose not to measure at fair value our eligible financial assets and liabilities existing at June 30, 2010. Consequently, ASC 825-10 has had no impact on our consolidated financial statements.

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

The carrying amounts and fair values of our financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$431	$431	$694	$694
Restricted cash	—	—	1	1
Liabilities
Promissory notes	2,550	2,626	350	334
Callable promissory notes	—	—	2,500	2,588
Zero coupon promissory notes	490	482	—	—
Debentures	864	847	2,244	2,256
Senior promissory notes	1,432	1,404	—	—
Less: Discount on notes payable	(660)	—	—	—

Net liabilities	$5,107	$5,790	$5,789	$5,873

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

Prior to being acquired by CompCare, Core purchased in January 2009 a 49% ownership interest in CompCare from Hythiam, Inc. (“Hythiam”). This purchase resulted in a change in control of CompCare. As a result, our ability to carryforward and deduct losses incurred prior to January 20, 2009 on current federal tax returns is subject to a limitation of approximately $361,000 per year. Any unused portion of such limitation can be carried forward to the following year. We may be subject to further loss carryforward limitations in the event that we issue or agree to issue substantial amounts of additional equity. At June 30, 2010, our estimated net operating loss carryforwards totaled $24.3 million.

ASC 740-10 also clarifies the accounting for uncertainty in income taxes and requires that companies recognize in their consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit based on the technical merits of the position. ASC 740-10 additionally provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of ASC 740-10 are effective for fiscal years beginning after December 15, 2006. Our adoption of ASC 740-10 had no impact on our consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Stock Ownership Plans

We grant stock options to our employees, non-employee directors and certain consultants (“grantees”) which allow grantees to purchase shares of our common stock pursuant to stock option plans. We currently maintain three active incentive plans: our 1995 Incentive Plan, our 2002 Incentive Plan and our 2009 Equity Compensation Plan (collectively, the “Plans”). The Plans provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. Under the 2009 Equity Compensation Plan, the vesting period is determined by the Compensation Committee. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 10,000,000 under the 2009 Equity Compensation Plan, 1,000,000 under the 2002 Incentive Plan, and 1,000,000 under the 1995 Incentive Plan. As of June 30, 2010, there were 8,315,000 options available for grant and 1,685,000 options outstanding under the 2009 Equity Compensation Plan. Under the 2002 Incentive Plan, there were 375,000 options available for grant and 585,000 options outstanding and exercisable as of June 30, 2010. Additionally, as of June 30, 2010, there were 70,500 options outstanding and exercisable under the 1995 Incentive Plan. There are no further options available for grant under the 1995 Incentive Plan.

Under our Non-employee Directors’ Stock Option Plan, we are authorized to issue 1,000,000 shares of our common stock pursuant to non-qualified stock options to our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of our common stock in the over-the-counter market for the most recent day prior to the grant date on which there was a sale of the stock. Option grants vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of June 30, 2010, there were 801,668 shares available for option grants and 100,000 options outstanding under the Non-employee Directors’ Stock Option Plan, 20,000 of which were exercisable.

A summary of our option activity for the three months ended June 30, 2010 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	2,480,500	$0.52	8.66 years
Granted	—	—
Exercised	—	—
Forfeited or expired	(40,000)	$0.38

Outstanding at June 30, 2010	2,440,500	$0.52	8.39 years

Exercisable at June 30, 2010	675,500	$0.87	5.78 years	—

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The following table summarizes information about options granted, exercised, and vested for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options granted	0	0	0	150,000
Weighted-average grant-date fair value ($)	—	—	—	0.51

Options exercised	—	1,000	—	1,000
Total intrinsic value of exercised options ($)	—	287	—	287

Fair value of vested options ($)	—	—	10,078	139,270

We recognized approximately $41,000 in compensation costs related to stock options during the three months ended June 30, 2010. No options were granted during the three months ended June 30, 2010. At June 30, 2010, unrecognized expense related to unvested stock options totaled approximately $541,000, which we expect to recognize over 2.48 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Volatility factor of the expected market price of the Company’s common stock	—	—	—	225%
Expected life (in years) of the options	—	—	—	5-6
Risk-free interest rate	—	—	—	1.54-1.60%
Dividend yield	—	—	—	0%

Warrants—Employees and Non-employee Directors

We periodically issue warrants to purchase shares of our common and preferred stock for the services of employees and non-employee directors.

Warrants to Purchase Series D Convertible Preferred Stock

At June 30, 2010, there were outstanding warrants to purchase up to 290 shares of our Series D Convertible Preferred Stock, par value $50.00 per share (“Series D Convertible Preferred Stock”). These warrants were issued to members of our Board of Directors and certain members of management as an equity incentive to further align the interests of our directors and management with those of our stockholders. Each warrant has a three year term and may be exercised at any time to purchase shares of Series D Convertible Preferred Stock at an exercise price of $25,000 per share. If the market value of a share of Series D Convertible Preferred Stock exceeds the exercise price for a share of Series D Convertible Preferred Stock, then the holder may exercise the warrant by a cashless exercise and receive the number of shares of Series D Convertible Preferred Stock representing the net value of the warrant. The market value of a share of Series D Convertible Preferred Stock is equal to the product of (a) the per share market price of our common stock multiplied by (b) the number of shares of our common stock into which a share of Series D Convertible Preferred Stock is then convertible.

The number of shares of Series D Convertible Preferred Stock for which a warrant is exercisable is subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting the Series D Convertible Preferred Stock. In the event of a Change of Control (as defined in the warrants) of CompCare, the holder has the right to require us to redeem the warrant in exchange for an amount equal to the value of the warrant determined using the Black-Scholes pricing model.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Each share of Series D Convertible Preferred Stock acquired through exercise of a warrant is convertible into 100,000 shares of our common stock at any time. For the presentation below, warrants to purchase shares of Series D Convertible Preferred Stock are stated in common shares, as if the warrant was exercised and the resulting Series D Convertible Preferred Stock was converted. The exercise price of the warrant has been similarly adjusted to an as-converted to common stock equivalent. A summary of our warrant activity for the three months ended June 30, 2010 is as follows:

Warrants	Underlying Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	29,000,000	$0.25	2.04 years
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2010	29,000,000	$0.25	1.79 years

Exercisable at June 30, 2010	29,000,000	$0.25	1.79 years	—

The following table summarizes information about warrants granted, exercised and vested for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Warrants granted	0	20,000,000	0	39,000,000
Weighted-average grant-date fair value ($)	—	0.20	—	0.21

Warrants exercised	—	—	—	—
Total intrinsic value of exercised warrants ($)	—	—	—	—

Fair value of vested warrants ($)	—	3,928,000	—	8,071,900

No warrants to purchase shares of Series D Convertible Preferred Stock were issued during the three months ended June 30, 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Volatility factor of the expected market price of the Company’s common stock	—	142%	—	142-175%
Expected life (in years) of the warrants	—	3	—	3
Risk-free interest rate	—	1.31%	—	1.15-1.31%
Dividend yield	—	0%	—	0%

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Warrants to Purchase Common Stock

During 2010, we have issued warrants to purchase common stock to key employees. Shares acquirable pursuant to the warrants vest at the warrant grant date and/or specified dates throughout the 36 or 60 month term of the warrants. A summary of warrant activity for the three months ended June 30, 2010 is as follows:

Warrants	Underlying Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	900,000	$0.48	3.16 years
Granted	8,000,000	$0.50
Exercised	—	—
Forfeited or expired	(225,000)	$0.52

Outstanding at June 30, 2010	8,675,000	$0.50	4.86 years

Exercisable at June 30, 2010	8,150,000	$0.50	4.95 years	—

We recognized approximately $475,000 of compensation expense during the three months ended June 30, 2010. At June 30, 2010, unrecognized expense related to unvested stock options totaled approximately $83,000, which we expect to recognize over 2.06 years.

We recognized approximately $180,000 of tax benefits attributable to equity-based expense recorded for warrants during the three months ended June 30, 2010. This benefit was fully offset by a valuation allowance of the same amount due to the uncertainty of future realization.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Volatility factor of the expected market price of the Company’s common stock	160%	—	160%	—
Expected life (in years) of the warrants	5	—	5	—
Risk-free interest rate	1.79%	—	1.79%	—
Dividend yield	0%	—	0%	—

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

prescribed by ASC 505-50. For unvested warrants of which fair value is more reliably measurable than the fair value of the goods and services received, we expense the change in fair value during each reporting period using the graded vesting method.

We also issue warrants in conjunction with our debt financing, which warrants are also measured using the Black-Scholes pricing model. A portion of the proceeds from debt financing is allocated to warrants and accounted for as additional paid-in capital based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance.

A summary of the activity of our warrants issued to non-employees for the three months ended June 30, 2010 is as follows:

Warrants	Underlying Shares	Weighted- Average Exercise Price
Outstanding at March 31, 2010	3,675,000	$0.34
Granted	6,827,000	$0.25
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2010	10,502,000	$0.28

We derecognized approximately $18,000 in compensation costs related to warrants granted to nonemployees for their goods and services during the three months ended June 30, 2010. Valuation of such warrants was based on the following information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Volatility factor of the expected market price of the Company’s common stock	160%	156-160%	160%	156-160%
Expected life (in years) of the warrants	3-5	3	3-5	3
Risk-free interest rate	1.17-1.79%	1.21-2.00%	1.17-1.79%	1.21-2.00%
Dividend yield	0%	0%	0%	0%

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

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Numerator:
Net loss	$(2,680)	$(6,377)	$(4,897)	$(11,341)
Denominator:
Weighted average shares – basic	38,753	26,303	38,974	24,644
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average shares – diluted	38,753	26,303	38,974	24,644

Loss per share – basic and diluted	$(0.07)	$(0.24)	$(0.13)	$(0.46)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Capitalization Table

As of June 30, 2010

Common Stock (Authorized 100 million shares)	Issued	Reserved	Total
Common Stock issued and outstanding	48,079,803	—	48,079,803
Reserved for convertible debentures(a)	—	18,541	18,541
Reserved for convertible promissory notes(b)	—	11,260,000	11,260,000
Reserved for outstanding stock options(c)	—	2,440,500	2,440,500
Reserved for outstanding warrants(d)	—	19,177,000	19,177,000
Reserved for Series C Convertible Preferred Stock( e)	—	4,554,379	4,554,379
Reserved for Series D Convertible Preferred Stock( f)	—	29,000,000	29,000,000
Reserved for future issuance under stock option plans	—	9,491,668	9,491,668

Total shares issued or reserved for issuance	48,079,803	75,942,088	124,021,891

Preferred Stock (Authorized 995,660 shares)	Issued	Reserved	Total
Series C Convertible Preferred Stock( g)	14,400	—	14,400
Reserved for warrants for Series D Convertible Preferred Stock( h)	—	290	290

Total Preferred Stock issued or reserved for issuance	14,400	290	14,690

(a)

At June 30, 2010, the remaining debentures are convertible into an aggregate of 18,541 shares of common stock at a conversion price of $46.60 per share. For further information regarding our 7 1/2% convertible subordinated debentures see Note 8 “Subordinated Debentures.”

(b)	Promissory notes convertible into shares of our common stock totaled $2,840,000 at June 30, 2010. Such notes are convertible at any time at conversion prices ranging from $0.25 to $0.50. See Note 7 “Note Obligations Due within One Year.”
(c)	Options to purchase shares of common stock have been issued to employees and non-employee Board of Director members with exercise prices ranging from $0.25 to $2.16, with an average price of $0.52.
(d)	Warrants to purchase shares of our common stock have been issued to the following:
•	key employees, and
•	individuals or companies in exchange for consulting, financial advisory, or investment banking services in lieu of cash compensation.
(e)	The Series C Convertible Preferred Stock is convertible directly into 4,554,379 shares of our common stock. This class of preferred stock controls five out of the nine seats on our Board of Directors.
(f)	Once issued, shares of Series D Convertible Preferred Stock are convertible into shares of common stock at any time.
(g)	The Series C Convertible Preferred Stock was issued in June 2009 as a result of the conversion of the Series B-1 Convertible Preferred Stock.
(h)	During 2009, our directors and senior management were issued warrants to purchase an aggregate of 390 shares of Series D Convertible Preferred Stock. One warrant for the purchase of 100 shares of Series D Convertible Preferred Stock was cancelled in July 2009. Warrants outstanding at June 30, 2010 may be exercised to purchase 290 shares of Series D Convertible Preferred Stock, which convert into 29,000,000 shares of common stock at a strike price of $25,000 per share (equal to $0.25 per common share). Each share of Series D Convertible Preferred Stock is entitled to 500,000 votes per share in a stockholder vote.

NOTE 3 – LIQUIDITY

During the six months ended June 30, 2010, cash and cash equivalents decreased by a net of approximately $0.3 million, attributable primarily to cash used in operations of $2.4 million offset by $2.2 million in net inflows from financing sources.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

At June 30, 2010, cash and cash equivalents were approximately $0.4 million. We had a working capital deficit of $13.6 million at June 30, 2010 and an operating loss of $4.0 million for the six months ended June 30, 2010. We believe that our existing contracts, plus the addition of new contracts, will reduce our operating losses. Management believes that with the addition of new contracts expected to be awarded to us, in addition to the continued financial support from our major stockholders, we will be able to sustain our current operations over the next 12 months. We are looking at various sources of financing if operations cannot support our ongoing plan; however, there are no assurances that we will be able to find such financing in the amounts or on terms acceptable to us, if at all. Failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2010, would adversely affect our ability to achieve our business objectives and continue as a going concern. There can be no assurance as to the availability of any additional debt or equity financing, or that we will be able to achieve profitable operations and positive cash flows. These conditions raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Although management believes that our current cash position plus the continued support of our major stockholders will be sufficient to meet our current levels of operations, additional cash resources may be required should we wish to accelerate sales or complete one or more acquisitions. Additional cash resources may be needed if we do not meet our sales targets, cannot refinance our debt obligations, exceed our projected operating costs, or incur unanticipated expenses. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution and have not made any arrangements to obtain such additional financing. We can provide no assurance that we will not require additional financing. Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed, or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material adverse effect on our business, financial condition and results of operations.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $4.5 million claims payable amount reported as of June 30, 2010.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

In January 2009, prior to acquiring CompCare, Core purchased a 49% interest in CompCare for $1,500,000, yielding an implied purchase price of $3,071,000 for the entire company. In accordance with ASC 805-10, “Business Combinations,” the implied purchase price of CompCare was first allocated to the fair value of CompCare’s assets and liabilities, including identifiable intangible assets. The excess of implied purchase price over the fair value of net assets acquired was assigned to goodwill. Goodwill related to this acquisition is not deductible for tax purposes and in accordance with ASC 350-20, “Intangibles – Goodwill and Other,” is not amortized, but instead is subject to periodic impairment tests. Identifiable intangible assets with definite useful lives are amortized on a straight-line basis over three years, which approximates their remaining lives. Deferred tax liabilities resulting from the difference between the assigned values and tax bases of identifiable intangible assets were not recorded due to net operating loss carryforwards.

The following table summarizes the allocation of implied purchase price to the assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

		January 20, 2009
Implied purchase price		$3,071
Less: recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	522
Trade accounts receivable	616
Other current assets	325
Intangible assets:
Customer contracts	800
NCQA accreditation	500
Provider networks	434
Property and equipment	230
Other non-current assets	322
Accounts payable and accrued liabilities	(2,156)
Accrued claims payable	(5,637)
Long-term debt	(2,444)
Other liabilities and non-controlling interest	(2,591)

Total identifiable net assets		(9,079)

Goodwill from acquisition of CompCare		$12,150

NOTE 5 – SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Capitated contracts	$4,889	$2,708	$7,926	$5,386
Administrative services only contracts	553	549	1,051	1,096
Pharmacy contracts	208	194	440	370
Other	4	5	26	9

Sub total	$5,654	$3,456	$9,443	$6,861
Less: Pre-acquisition revenues	—	—	—	710

Total	$5,654	$3,456	$9,443	$6,151

Under our capitated contracts, we assume the financial risk for the costs of member behavioral healthcare services in exchange for a fixed, per member per month fee. Under our ASO only contracts, we may manage behavioral healthcare programs or perform various managed care functions, such as clinical care management, provider network development and claims processing without assuming financial risk for member behavioral healthcare costs. Under our pharmacy contracts, we manage behavioral pharmaceutical services for the members of health plans on a capitated or ASO basis. Other revenues represent commissions earned through the sale of durable goods.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 6 – MAJOR CUSTOMERS/CONTRACTS

(1) We currently furnish behavioral healthcare services to approximately 224,000 members of a health plan providing Medicaid and Medicare benefits. Services are provided on a capitated and ASO basis. The contract accounted for 20.8% of our revenues for the six-month period ended June 30, 2010 and 22.6% of our revenues for the six months ended June 30, 2009. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Either party may terminate upon 90 days written notice to the other party.

(2) We currently contract with a HMO to provide behavioral healthcare services to approximately 227,000 Medicaid and Medicare members on a capitated and ASO basis. Our contract with the HMO accounted for 24.2% of our operating revenues for the six months ended June 30, 2010 and 27.0% of our operating revenues for the three months ended June 30, 2009. The initial contract was for a one-year term and has been automatically renewed on an annual basis. Either party may terminate upon 90 days written notice to the other party. The HMO has been a customer since June 2003.

(3) In April 2010, we began providing behavioral healthcare services to approximately 85,000 CHIP and Medicaid members on a capitated basis. The contract accounted for 13.9% of our operating revenues for the six months ended June 30, 2010. The initial contract is for a term of one year and nine months and will automatically renew at the end of the initial term and annually thereafter unless either party provides written notice of termination to the other party at least 90 days in advance of the then current termination date.

In general, our contracts with our customers have one or two year initial terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party upon 60 to 90 days written notice.

NOTE 7 – NOTE OBLIGATIONS DUE WITHIN ONE YEAR

Note obligations due within one year consist of the following (amounts in thousands):

	June 30, 2010	December 31, 2009
7 1/ 2% convertible subordinated debentures due April 2010, interest payable semi-annually in April and October (1)	$864	2,244
10% callable convertible promissory note due June 2010 (2)	—	2,000
10% callable promissory notes/zero coupon promissory notes due May 2010 (3)	—	200
10% convertible promissory notes due November 2010 (4)	100	150
10% callable convertible promissory notes issued with detachable warrants and no specified maturity date (5)	—	300
7% convertible promissory notes due March 2011 (6)	150	—
24% convertible promissory notes issued with detachable warrants due April and June 2011 (7)	2,100	—
Zero coupon convertible promissory note due August 2010 (8)	240	—
Zero coupon promissory note due July 2010 (9)	250	—

Total note obligations due within one year before discount	3,704	4,894
Less: Discount on notes payable	(374)	(173)

Total note obligations due within one year	3,330	4,721

(1)	At June 30, 2010, the outstanding debentures were convertible into 18,541 shares of common stock at a conversion price of $46.60 per share. Approximately 73%, or $1.6 million, of the debentures outstanding at the maturity date of April 15, 2010 were exchanged for senior promissory notes due April 2012, with an interest rate of 10% payable semi-annually in April and October. For further information on the debentures, see Note 8 “Subordinated Debentures.”

(2)	In June 2009, we issued a callable convertible promissory note to an existing investor. The note accrued interest at the rate of 10% per annum and matured June 24, 2010. On the maturity date, the principal plus accrued interest was converted into 6,285,714 shares of our common stock at a conversion price of $0.35 as payment in full of the outstanding principal balance of the note and all accrued interest thereon.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(3)	In October 2009, we issued a $100,000 promissory note to each of two individuals. At issuance the notes bore interest at a rate of 10% with interest payable at maturity. In March 2010, the notes plus accrued interest of approximately $8,000 were exchanged for zero coupon notes, each with a face value of $115,000. Both notes were repaid in May 2010. The effective return to each investor on the zero coupon notes was 56.2% and we recognized approximately $22,000 in interest expense for each note during the six months ended June 30, 2010.

(4)	In November 2009, we issued convertible promissory notes in the amounts of $100,000 and $50,000 to two individuals, respectively. The notes bear interest at the rate of 10% with interest payable quarterly in arrears. At the option of the note holders, all or a portion of the principal and accrued but unpaid interest may be converted into shares of our common stock at maturity or at any time prior to maturity at a conversion price of $0.25 per share. At maturity, the balance of the note and accrued but unpaid interest not converted into shares of our common stock will be repaid. In May 2010, we partially redeemed $50,000 of the $100,000 convertible promissory note.

(5)	In December 2009, we issued $100,000 convertible promissory notes to each of three individuals. The notes had no stated maturity date but were callable by the note holder with five days notice. We repaid two of the notes in January 2010 and the remaining note in May 2010. The notes each bore interest at the rate of 10% and were convertible into our shares of common stock at any time at a conversion price of $0.25 per share. In conjunction with the loans, each note holder received a warrant to purchase 200,000 shares of our common stock at $0.25 per share. The warrants were vested upon issuance and have terms of three years. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $89,000 in the aggregate using the Black-Scholes option valuation model. We also determined that the convertible promissory notes contained beneficial conversion features valued at $84,000 in the aggregate. The values of the warrants and beneficial conversion features were recorded as a discount on notes payable. At the stated interest rate of 10%, we recognized approximately $4,000 of interest expense for the six months ended June 30, 2010. For accounting purposes we also recognized approximately $173,000 of interest expense attributable to the amortization of the discount recorded on the notes. The overall theoretical return to the investor, computed taking into account the coupon, the beneficial conversion feature and the warrants, was 2,179.2%.

(6)	In March 2010, we issued two one-year convertible promissory notes: $100,000 to one individual and $50,000 to one entity. The notes bear interest at a rate of 7%, payable quarterly in arrears. At the option of the note holders, the principal and accrued but unpaid interest may be converted into common stock of the Company at a conversion price of $0.25 and $0.50 per share, respectively. In conjunction with the loans, the note holders received warrants to purchase an aggregate of 75,000 shares of our common stock at $0.75 per share. The warrants were vested upon issuance and have a three-year term. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $14,000 using the Black-Scholes option valuation model. We also determined that the convertible promissory note contained beneficial conversion features valued at $13,000. The values of the warrants and beneficial conversion features were recorded as discount on notes payable. At the stated interest rate of 7%, we recognized approximately $2,600 and $3,200 of interest expense for the three and six months ended June 30, 2010, respectively. For accounting purposes we also recognized approximately $6,000 and $7,400 of interest expense for the three and six months ended June 30, 2010, respectively, which is attributable to the amortization of the discount recorded on the notes. The overall theoretical return to the investor, computed taking into account the coupon, the beneficial conversion feature and the warrants, is 28.1%.

(7)	In April and June 2010, we issued two one-year convertible promissory notes: $100,000 and $2,000,000 to two of our shareholders. The notes bear interest at the rate of 24%, payable quarterly in arrears. The principal and accrued interest may be converted at any time prior to maturity into our common stock at a conversion price of $0.25 per share. In conjunction with the loans, the note holders received warrants to purchase an aggregate of 1,050,000 shares of our common stock at $0.25 per share. The warrants were vested upon issuance and have a five-year term. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $220,000 using the Black-Scholes option valuation model. We also determined that the convertible promissory notes contained beneficial conversion features valued at $168,000. The allocated value of the warrants and the value of beneficial conversion features were recorded as a discount on notes payable. At the stated interest rate of 24%, we recognized approximately $39,000 of interest expense for the three months ended June 30, 2010. For accounting purposes we also recognized approximately $23,000 of interest expense for the three months ended June 30, 2010, which is attributable to the amortization of the discount recorded on the notes. The overall theoretical return to the investor, computed taking into account the coupon, the beneficial conversion feature and the warrants, is 46.1%.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(8)	In February 2010, we issued a zero coupon convertible promissory note with a face value of $220,000 for net proceeds of $200,000 and a maturity date in April 2010. The net proceeds of $200,000 include an issuance fee of $6,000 plus a yield of 24%. The note holder may elect to convert all or a portion of the face value of the note into our common stock at a conversion price of $0.25 per share. For the six months ended June 30, 2010, approximately $41,000 of interest expense was recognized related to the accretion to its carrying value. The overall return to the investor inclusive of the issuance fee was 52.4%. At the note’s maturity in April 2010, it was replaced by a new note of similar terms with a face value of $240,000 and a maturity date in August 2010.

(9)	In March 2010, we issued to an individual a zero coupon convertible promissory note with a face value of $250,000 for net proceeds of $200,000 and a maturity date in May 2010. The net proceeds of $200,000 include an issuance fee of $42,000 plus a yield of 24%. In May 2010, the note’s maturity was extended to July 2010 for an additional fee of 200,000 shares of our common stock, which were issued on July 9, 2010. In July 2010, the note’s maturity was further extended to September 2010 for a fee of 300,000 shares of our common stock, to be issued when the note matures. For the six months ended June 30, 2010, we accreted its carrying value approximately $8,000 to interest expense with an overall return to the investor of 14.9%, exclusive of the value of our common stock.

NOTE 8 – SUBORDINATED DEBENTURES

We were unable to repay our 7 1/2% convertible subordinated debentures in the amount of $2,244,000 of principal or to pay the final interest installment of $84,150 on the debentures’ maturity date of April 15, 2010. However, during the four months ended July 31, 2010, we reached agreement with certain owners of the debentures representing approximately 73%, or $1.6 million, of the debentures to cancel such debentures in exchange for the issuance by us of senior promissory notes, warrants to purchase our common stock, and cash payments of approximately $85,000 in the aggregate. The senior promissory notes bear interest at a rate of 10% per annum, payable semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior promissory notes. The warrants allow for the purchase of an aggregate of 6,785,250 shares of our common stock at an exercise price of $0.25 per share. Approximately 5.1 million of the warrants may be exercised beginning September 15, 2010 and continuing until the warrant expiration date of September 15, 2015. The remainder of the warrants are exercisable immediately and throughout their term ending in June or July 2015. We are not able to estimate the financial effect resulting from a state of default with respect to the debentures held by the remaining bond holders.

NOTE 9 – SALE OF SUBSIDIARY

On February 28, 2010, Core sold Direct Ventures International, Inc. (“DVI”), a Core subsidiary, to its former owner in exchange for 2.1 million shares of CompCare common stock. The former owner took possession of all assets and assumed certain liabilities as of February 28, 2010. We canceled the reacquired shares and recorded a gain on the sale of approximately $0.5 million, which was credited directly to the retained earnings of Core.

NOTE 10– COMMON STOCK

During the three months ended June 30, 2010 and prior to the filing of this quarterly report on Form 10-Q, the number of our shares of common stock outstanding changed due to the following activity:

•

On May 18, 2010, we issued 200,000 shares of our common stock in exchange for investor relations services provided to us by a vendor that accepted the shares in lieu of cash compensation. For these services, we estimated a value of approximately $50,000 which will be amortized to expense ratably over the six month contract term.

•

On June 24, 2010, the holder of a $2 million convertible promissory note issued by us in June 2009 converted the principal of the note and accrued interest thereon into 6,285,714 shares of our common stock at a conversion price of $0.35 per share.

•

On June 30, 2010, our Compensation and Stock Option Committee approved the issuance of an aggregate of 3,450,000 shares of our common stock to executive management and members of our Board of Directors as equity incentive compensation.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

•	On July 9, 2010, we issued 200,000 shares of our common stock to a creditor of the Company in lieu of cash paid for interest.

•	On July 27, 2010 we sold 4,600,000 shares of our common stock to an existing investor in the Company for aggregate proceeds of $1,150,000.

•	On August 12, 2010, we sold 1,000,000 shares of our common stock in a private placement transaction to one accredited investor for aggregate proceeds of $250,000.

NOTE 11 – PREFERRED STOCK

We are authorized to issue shares of preferred stock, $50.00 par value (“Preferred Stock”), in one or more series, each series to have such designation and number of shares as the Board of Directors may determine prior to the issuance of any shares of such series. Each series may have such preferences and relative participation, optional or special rights with such qualifications, limitations or restrictions stated in the resolution or resolutions providing for the issuance of such series as may be adopted from time to time by our Board of Directors prior to the issuance of any such series.

As of June 30, 2010, 995,660 shares of our Preferred Stock were authorized and 14,400 shares were issued and outstanding. The outstanding shares consist of Series C Convertible Preferred Stock, $50.00 par value (“Series C Convertible Preferred Stock”), which are convertible into our common stock at the initial rate of approximately 316.28 shares of common stock for each share of Series C Convertible Preferred Stock. The conversion rate is adjustable for any dilutive issuances of common stock occurring in the future. The rights and preferences of the Series C Convertible Preferred Stock include, among other things, the following:

•	liquidation preferences;

•	dividend preferences;

•	the right to vote with the common stockholders on matters submitted to the Company’s stockholders; and

•	the right, voting as a separate class, to elect five directors of the Company.

In March 2009, we designated 7,000 shares of Series D Convertible Preferred Stock. No shares of Series D Convertible Preferred Stock are outstanding as of June 30, 2010. Of the 7,000 designated shares, 290 are presently acquirable through the exercise of warrants issued to members of our Board of Directors and certain members of management during 2009. Once issued, a share of Series D Convertible Preferred Stock is convertible at any time after the date of issuance and without the payment of additional consideration into 100,000 shares of common stock, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. Each holder of a share of Series D Convertible Preferred Stock is entitled to notice of any stockholders’ meeting and to vote on any matters on which the shares of our common stock may be voted. In a stockholder vote, a share of Series D Convertible Preferred Stock is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares of common stock. Holders of Series D Convertible Preferred Stock also have certain liquidation and dividend preferences.

NOTE 12– COMMITMENTS AND CONTINGENCIES

(1)	A complaint entitled “MDwise, Inc. vs. Comprehensive Behavioral Care, Inc.” was filed against us in April 2009 in the Marion County Superior Court in Indiana by MDwise, Inc. (“MDwise”), a former client located in Indiana. The complaint sought unspecified damages and a declaratory judgment requiring us to pay outstanding provider claims that are allegedly our responsibility under the expired contract. On July 8, 2010, we entered into a settlement agreement with MDwise whereby MDwise would relinquish all claims against us in exchange for four payments of $50,000 to be paid by us during the remainder of 2010. As security for our obligation to make the payments, we issued to MDwise a promissory note in the amount of $350,000 bearing interest at the rate of 8% per annum. If we pay the four installments of $50,000 as scheduled, the promissory note will be cancelled and all disputes between the parties will be considered resolved. As of August 16, 2010, two of the four payments had been made.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(2)	We initiated an action against Jerry Katzman in July 2009 in the U.S. District Court for the Middle District of Florida alleging that Mr. Katzman, a former director, fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement. In December 2009, Mr. Katzman filed an answer and counterclaim. The counterclaim requests judgment in Mr. Katzman’s favor and compensatory damages to remedy alleged breaches of contract by us. Trial in this matter is set for September 2010, and we have and will continue to vigorously pursue our claims and defend ourselves against the allegations of the counterclaim. Until the actions are withdrawn or settled, we may incur further legal fees and may be subject to awards of compensatory damages and defendant’s attorney fees.

(3)	On April 5, 2010 a complaint entitled “Inspira Mental Health Management, Inc. vs. Comprehensive Behavioral Care, Inc., John Hill, Clark Marcus, Giuseppe Crisafi” was filed in the Court of First Instance, Superior Court of Puerto Rico by Inspira Mental Health Management, Inc. (“Inspira”). The complaint claimed breach of contract and bad faith on the part of CBC with respect to the terms and conditions of the Shareholders Agreement, dated December 8, 2008, between Inspira and CBC and a Memorandum of Understanding, executed July 24, 2008, between Inspira and CBC, each relating to CompCare de Puerto Rico, Inc. (“CCPR”). CBC and Inspira owned 51% and 49%, respectively, of the capital stock of CCPR. On July 2, 2010, Inspira and CBC entered into a settlement agreement whereby CBC would, among other things, pay $135,000 to acquire Inspira’s 49% equity interest in CCPR. As part of the acquisition, Inspira would dismiss all claims against CBC and Messrs. Hill, Marcus, and Crisafi. All actions contemplated by the settlement agreement were completed by July 22, 2010 resulting in CCPR becoming a 100% owned subsidiary of CBC.

NOTE 13 – RELATED PARTY TRANSACTIONS

In connection with employment agreements executed with our Chairman and Co-Chief Executive Officer, our President and Co-Chief Executive Officer, and our Chief Financial Officer, we have deferred compensation payments to these individuals of approximately $452,827, 158,349 and $205,857, respectively, as of June 30, 2010.

NOTE 14 – SEGMENT INFORMATION

Summary financial information for our two reportable segments and Corporate and other is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Managed Care
Revenues	$5,650	$3,451	$9,417	$6,852
Gross Margin	1,155	(180)	1,451	398
Income/(loss) before income taxes	109	(747)	(239)	(703)

Consumer Marketing
Revenues	4	5	26	9
Gross Margin	—	2	3	5
Income/(loss) before income taxes	(129)	(204)	(300)	(393)

Corporate and Other
Revenues	—	—	—	—
Gross Margin	—	—	—	—
Income/(loss) before income taxes	(2,647)	(5,324)	(4,339)	(10,880)

Consolidated Operations
Revenues	5,654	3,456	9,443	6,861
Gross Margin	1,155	(178)	1,454	403
Income/(loss) before income taxes	(2,667)	(6,275)	(4,878)	(11,976)

Pre-acquisition loss before income taxes	—	—	—	(720)

Income/(loss) before income taxes – post-acquisition	(2,667)	(6,275)	(4,878)	(11,256)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 15 – SUBSEQUENT EVENTS

On July 2, 2010, Inspira Mental Health Management, Inc. (“Inspira”) and CBC entered into a settlement agreement to resolve a complaint entitled “Inspira Mental Health Management, Inc. vs. Comprehensive Behavioral Care, Inc., John Hill, Clark Marcus, Giuseppe Crisafi” filed in the Court of First Instance, Superior Court of Puerto Rico. The complaint claimed breach of contract and bad faith on the part of CBC with respect to the terms and conditions of the Shareholders Agreement, dated December 8, 2008, between Inspira and CBC and a Memorandum of Understanding, executed July 24, 2008, between Inspira and CBC each relating to CompCare de Puerto Rico, Inc. (“CCPR”). CBC and Inspira owned 51% and 49%, respectively, of the capital stock of CCPR. The settlement agreement required CBC, among other items, to pay $135,000 to acquire Inspira’s 49% equity interest in CCPR. As part of the acquisition, Inspira would dismiss all claims against CBC and Messrs. Hill, Marcus, and Crisafi. All actions contemplated by the settlement agreement were completed by July 22, 2010, resulting in CCPR becoming a 100% owned subsidiary of CBC.

On July 20, 2010, we reached agreement with the owner of $255,000 of our convertible subordinated debentures to cancel such debentures in exchange for the issuance by us of a senior promissory note, warrants to purchase 1,058,250 shares of our common stock, and a cash payment of approximately $13,000. The senior promissory note bears interest at the rate of 10% per annum, payable semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior promissory note. The warrants are exercisable at a strike price of $0.25 per share.

On July 27, 2010, we obtained additional equity financing in the amount of $1,150,000 through the sale of 4.6 million shares of our unregistered common stock to an existing investor. We intend to use the net proceeds from the sale of the securities for general working capital and other corporate purposes.

Agreement to serve Puerto Rico Medicare Members

On August 13, 2010, CompCare de Puerto Rico, Inc. (“CCPR”), a wholly-owned subsidiary of CBC, entered into an Agreement for the Provision of Services with MMM Healthcare, Inc. and its corporate affiliate PMC Medicare Choice, Inc. (collectively, “MMM/PMC”) whereby CCPR will become the exclusive provider of mental health and substance abuse services and pharmacy prescription drugs management services to members of MMM/PMC’s benefit health plans in Puerto Rico. The agreement shall be effective as of September 18, 2010.

The agreement provides for an initial two year term, with automatic renewals for additional one year terms unless either party gives 90 days prior written notice of its intention not to renew the agreement. In the event MMM/PMC should terminate the agreement without cause, it is required under the terms of the agreement to pay CCPR certain monetary penalties.

Pursuant to the agreement, MMM/PMC is required to pay CCPR a per member per month fee on a capitation basis for certain administrative, mental health and pharmacy management services based on MMM/PMC’s then monthly number of health plan members. As of August 13, 2010, MMM/PMC has reported that it had approximately 185,000 Medicare Advantage health plan members, and the projected annual revenues of CCPR due to this agreement are expected to exceed $45 million.

Accordingly, CCPR will be assuming the financial risk of providing the contracted mental health services and psychotropic pharmacy management services. Under certain circumstances, including, but not limited to, changes to the composition of the member base of MMM/PMC, modification of the terms of the benefit plans offered by MMM/PMC or certain regulatory changes requiring CCPR to obtain new or additional licenses or other regulatory approvals, CCPR and MMM/PMC may enter into negotiations to adjust the capitation rates paid to CCPR.

In connection with the agreement, CompCare obtained a letter of credit from a bank in the amount of $4,000,000 (the “Letter of Credit”) for the benefit of MMM/PMC to secure CCPR’s compliance with its obligations under the agreement. MMM/PMC may draw on all or part of the Letter of Credit under certain circumstances, including CCPR’s failure to comply with certain of its obligations under the agreement. The collateral for the Letter of Credit was provided by a major stockholder of the Company. The Letter of Credit is to remain in full force during the term of the agreement and for six months thereafter, reducing in amount by $666,666 per month.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Additionally, and as part of the agreement, the Company and CBC executed a guarantee of CCPR’s payment and performance of its obligations under or relating to the agreement.

Pursuant to the agreement, MMM/PMC has agreed to provide an interest free advance of $600,000, on or about September 18, 2010 (“Payment Date”), against any compensation due to CCPR in the final month of the initial contract term. In exchange for the $600,000 advance, the Company has issued to an affiliate of MMM/PMC a five-year warrant effective on the Payment Date to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, statements concerning the integration of the operations of Core into our business, the impact on revenues and profits that Core is expected to have in marketing its products, the potential represented by ethnic markets and the overall performance of the healthcare market, our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, the ability to obtain new and maintain existing behavioral healthcare contracts and the profitability, if any, of such behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which we operate, the customers we serve and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, our ability to achieve expected results from new business, the profitability of our capitated contracts, cost of care, seasonality, our ability to obtain additional financing, and other risks detailed herein and from time to time in our filings with the SEC. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of CompCare appearing elsewhere in this report.

OVERVIEW

GENERAL

The Company is a Delaware corporation organized in 1969 that provides health care services and products through its primary operating subsidiaries, CBC and Core.

Primarily through CBC and its subsidiaries, we provide managed healthcare services in the behavioral health and psychiatric fields. Recent federal and state legislation provides a new focus for CBC in specialty behavioral health care areas such as Autism Spectrum Disorders (“ASD”) and Attention Deficit Disorder (“ADD”). Additionally, CBC provides pharmacy and analytic services for its health plan customers to integrate medical claims data and pharmacy data into actionable information so patient care can be coordinated cost effectively. We coordinate and manage the delivery of a continuum of psychiatric and substance abuse services and products to:

•	commercial members;

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

•	Medicare members;

•	Medicaid members; and

•	CHIP members.

on behalf of:

•	health plans;

•	government organizations;

•	third-party claims administrators;

•	commercial purchasers; and

•	other group purchasers of behavioral healthcare services.

Our customer base includes both private and governmental entities. We provide services primarily through a network of contracted providers that includes:

•	psychiatrists;

•	psychologists;

•	therapists;

•	other licensed healthcare professionals;

•	psychiatric hospitals;

•	general medical facilities with psychiatric beds;

•	residential treatment centers; and

•	other treatment facilities.

The services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient programs and crisis intervention services. We do not directly provide treatment or own any provider of treatment services or treatment facility.

We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to our clients’ members. Our arrangements with our clients fall into two broad categories:

•	at-risk or capitation arrangements where our clients pay us a fixed fee per member in exchange for our assumption of the financial risk of providing services; and

•

ASO arrangements where we manage behavioral healthcare programs or perform various managed care services, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs.

Under capitation arrangements, the number of covered members as reported to us by our clients determines the amount of premiums we receive, which amount is independent of the cost of services rendered to members. The amount of premiums we receive for each member is fixed at the beginning of our contract term. These premiums under certain circumstances may be subsequently adjusted up or down, generally at the commencement of each renewal period.

Over the past several years we have experienced a trend where our clients prefer to contract for services on a capitation basis instead of on an ASO basis. However, during 2009 and 2010, we placed more focus on our ASO contracts to obtain a better balance of risk and non-risk clients.

Our largest expense is the cost of the behavioral health services that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating expenses based on an increase in the number and frequency of our members seeking behavioral care services, our profitability

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

depends on our ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums we receive under capitation arrangements. Providing services on a capitation basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to anticipate or control healthcare costs. Estimation of healthcare operating expense is our most significant critical accounting estimate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” below.

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

RECENT DEVELOPMENTS

Agreement to serve Puerto Rico Medicare Members

On August 13, 2010, CompCare de Puerto Rico, Inc. (“CCPR”), a wholly-owned subsidiary of CBC, entered into an Agreement for the Provision of Services with MMM Healthcare, Inc. and its corporate affiliate PMC Medicare Choice, Inc. (collectively, “MMM/PMC”) whereby CCPR will become the exclusive provider of mental health and substance abuse services and pharmacy prescription drugs management services to members of MMM/PMC’s benefit health plans in Puerto Rico. The agreement shall be effective as of September 18, 2010.

The agreement provides for an initial two year term, with automatic renewals for additional one year terms unless either party gives 90 days prior written notice of its intention not to renew the agreement. In the event MMM/PMC should terminate the agreement without cause, it is required under the terms of the agreement to pay CCPR certain monetary penalties.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Pursuant to the agreement, MMM/PMC is required to pay CCPR a per member per month fee on a capitation basis for certain administrative, mental health and pharmacy management services based on MMM/PMC’s then monthly number of health plan members. As of August 13, 2010, MMM/PMC has reported that it had approximately 185,000 Medicare Advantage health plan members, and the projected annual revenues of CCPR due to this agreement are expected to exceed $45 million.

Accordingly, CCPR will be assuming the financial risk of providing the contracted mental health services and psychotropic pharmacy management services. Under certain circumstances, including, but not limited to, changes to the composition of the member base of MMM/PMC, modification of the terms of the benefit plans offered by MMM/PMC or certain regulatory changes requiring CCPR to obtain new or additional licenses or other regulatory approvals, CCPR and MMM/PMC may enter into negotiations to adjust the capitation rates paid to CCPR.

In connection with the agreement, CompCare obtained a letter of credit from a bank in the amount of $4,000,000 (the “Letter of Credit”) for the benefit of MMM/PMC to secure CCPR’s compliance with its obligations under the agreement. MMM/PMC may draw on all or part of the Letter of Credit under certain circumstances, including CCPR’s failure to comply with certain of its obligations under the agreement. The collateral for the Letter of Credit was provided by a major stockholder of the Company. The Letter of Credit is to remain in full force during the term of the agreement and for six months thereafter, reducing in amount by $666,666 per month.

Additionally, and as part of the agreement, the Company and CBC executed a guarantee of CCPR’s payment and performance of its obligations under or relating to the agreement.

Pursuant to the agreement, MMM/PMC has agreed to provide an interest free advance of $600,000, on or about September 18, 2010 (“Payment Date”), against any compensation due to CCPR in the final month of the initial contract term. In exchange for the $600,000 advance, the Company has issued to an affiliate of MMM/PMC a five-year warrant effective on the Payment Date to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

Other Recent Developments

On July 27, 2010, we obtained additional equity financing in the amount of $1,150,000 through the sale of 4.6 million shares of our unregistered common stock to an existing investor. We intend to use the net proceeds from the sale of the securities for general working capital and other corporate purposes. For further information, see our Current Report on Form 8-K dated July 27, 2010 and filed July 29, 2010, available at www.sec.gov.

On July 22, 2010, we acquired the remaining 49% interest owned by the minority partner in our jointly owned subsidiary, CCPR. CCPR was established in 2008 to develop our managed behavioral health care business in Puerto Rico. With this transaction, we now own 100% of CCPR, positioning the Company to take full advantage of numerous opportunities in the Puerto Rico market.

On July 9, 2010, we issued 200,000 shares of our common stock to a creditor of the Company in lieu of cash paid for interest.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

During the first and second quarters of 2010, we added five new customers to our portfolio of clients. In the aggregate, we will manage an additional 240,000 members on a capitated and ASO basis for health plans servicing Medicaid, Medicare, CHIP, and commercial members. We expect revenues of approximately $8 million from these new contracts in 2010 and approximately $11 million in annual revenues thereafter. However, no assurance can be given that such annual revenues will actually be realized on such contracts.

On June 24, 2010, an existing investor in the Company to whom we had issued a $2,000,000 convertible promissory note in June 2009 converted the principal and accrued interest of the note into 6,285,714 shares of our common stock.

On June 4, 2010, we obtained additional debt financing in the amount of $2 million through the issuance of a callable convertible promissory note to an existing investor in the Company. The note bears interest at the rate of 24% per annum, payable quarterly, and has a term of one year. At any time prior to maturity, the noteholder may elect to convert the outstanding balance of the note plus any accrued interest thereon calculated through the date of redemption, into shares of our common stock at a conversion price of $0.25 per share. We have the right to prepay all or part of the note after thirty days from the issue date upon providing the noteholder with five days written notice during which time the noteholder may exercise all, or any portion of, his conversion rights described above. In conjunction with the issuance of the note, the note holder was issued a five year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $0.25 per share.

We were unable to repay our 7 1/2% convertible subordinated debentures in the amount of $2,244,000 of principal or to pay the final interest installment of $84,150 on the debentures’ maturity date of April 15, 2010. However, during the four months ended July 31, 2010, we reached agreement with certain owners of the debentures representing approximately 73%, or $1.6 million, of the debentures to cancel such debentures in exchange for the issuance by us of senior promissory notes, warrants to purchase shares of our common stock, and cash payments of approximately $85,000 in the aggregate. The senior promissory notes bear interest at a rate of 10% per annum, payable semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior promissory notes. The warrants allow for the purchase of an aggregate of 6,785,250 shares of our common stock at an exercise price of $0.25 per share. Approximately 5.1 million of the warrants may be exercised beginning September 15, 2010 and continuing until the warrant expiration date of September 15, 2015. The remainder of the warrants are exercisable immediately and throughout their term ending in June or July 2015. We are not able to estimate the financial effect resulting from a state of default with respect to the debentures held by the remaining bond holders.

RESULTS OF OPERATIONS

For the three months ended June 30, 2010, we reported an operating loss of $2.2 million and a net loss of $2.7 million, or $0.07 loss per share (basic and diluted).

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The following table summarizes our operating results from continuing operations for the three months ended June 30, 2010 (amounts in thousands):

	THREE MONTHS ENDED JUNE 30,
	2010	2009
Operating revenues:
Managed care	$5,650	$3,451
Consumer marketing	4	5

Total revenues	5,654	3,456

Costs of services and sales:
Claims expense	3,125	2,271
Other healthcare operating expenses	1,181	1,135
Pharmacy expenses	189	225
Other costs of services and sales	4	3

Total costs of services and sales	4,499	3,634

Gross margin	1,155	(178)
Other Expenses:
General and administrative expenses	2,344	1,634
Bad debt expense	—	6
Depreciation and amortization	184	163

Total operating expenses	2,528	1,803
Equity based expenses	781	4,240

Total expenses	3,309	6,043

Operating loss before pre-acquisition loss	$(2,154)	$(6,221)

Managed care revenues increased by 63.7%, or $2.2 million, to $5.7 million for the three months ended June 30, 2010 compared to $3.5 million for the three months ended June 30, 2009, attributable primarily to $1.9 million of new business with customers located in Texas, Wisconsin and Louisiana.

Claims expense on capitated contracts increased by approximately $854,000, or 37.6%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, due primarily to an increase of $1.8 million in claims expense attributable to the aforementioned new business with customers in Texas, Wisconsin and Louisiana, offset by a reduction of $1.2 million of claims expense following a settlement with a former customer. The claims expense reduction resulting from the settlement also accounted for the decrease in claims expense as a percentage of capitated revenues, which decreased from 83.9% for the three months ended June 30, 2009 to 63.9% for the three months ended June 30, 2010. Other healthcare operating expenses, attributable to servicing both capitated contracts and ASO contracts, increased by 4.1%, or approximately $46,000, due primarily to higher physician case review fees during the three months ended June 30, 2010. Pharmacy expense decreased 16.0%, or $36,000, for the three months ended June 30, 2010 when compared to the three months ended June 30, 2009 due to lower usage of behavioral prescription drugs. Overall, gross margin increased by $1.3 million from a negative $178,000 for the three months ended June 30, 2009 to a positive $1.2 million for the three months ended June 30, 2010, due primarily to the reduction in claims expense from the settlement with the former client.

General and administrative expenses increased by 43.5%, or approximately $710,000, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase is due primarily to settlement expenses, legal fees, and costs related to increasing the size of our employee base to accommodate expected growth prospects in the near future.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The following table summarizes our operating results from continuing operations for the six months ended June 30, 2010 (amounts in thousands):

	SIX MONTHS ENDED JUNE 30,
	2010	2009
Operating revenues:
Managed care	$9,417	$6,852
Consumer marketing	26	9

Total revenues	9,443	6,861

Costs of services and sales:
Claims expense	5,212	3,860
Other healthcare operating expenses	2,349	2,166
Pharmacy expenses	405	428
Other costs of services and sales	23	4

Total costs of services and sales	7,989	6,458

Gross margin	1,454	403
Other Expenses:
General and administrative expenses	4,247	2,770
Bad debt expense	—	4
Depreciation and amortization	352	311

Total operating expenses	4,599	3,085
Merger transaction costs	—	589
Equity based expenses	904	8,601

Total expenses	5,503	12,275

Operating loss before pre-acquisition loss	$(4,049)	$(11,872)

Managed care revenues increased 37.4%, or $2.6 million, to $9.4 million for the six months ended June 30, 2010 compared to $6.9 million for the six months ended June 30, 2009. The increase is primarily attributable to $2.0 million of new business from customers located in Texas, Wisconsin and Louisiana and approximately $800,000 of additional revenue from existing customers in Michigan.

Claims expense on capitated contracts increased approximately 35.0%, or $1.4 million, for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, due primarily to an increase of $2.0 million in claims expense attributable to three new customer contracts in Texas, Wisconsin and Louisiana, offset by a reduction of $1.2 million of claims expense following a settlement with a former customer. The claims expense reduction resulting from the settlement also accounted for the decrease in claims expense as a percentage of capitated revenues, which decreased from 71.7% for the six months ended June 30, 2009 to 65.8% for the six months ended June 30, 2010. Other healthcare operating expenses, attributable to servicing both capitated contracts and ASO contracts, increased 8.4%, or approximately $183,000, due primarily to higher physician case review fees and costs related to increasing the size of our employee base to accommodate expected growth prospects in the near future. Pharmacy expense decreased 5.4%, or $23,000, for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009, due to lower usage of behavioral prescription drugs. Overall, gross margin increased by $1.1 million from $403,000 for the six months ended June 30, 2009 to $1.5 million for the six months ended June 30, 2010, due primarily to the reduction in claims expense from the settlement with the former client.

General and administrative expenses increased by 53.3%, or approximately $1.5 million, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, due primarily to settlement expenses, legal fees, and costs related to increasing the size of the executive management team to accommodate expected growth prospects in the near future.

We had no merger transaction costs for the six months ended June 30, 2010 compared to $589,000 incurred during the six months ended June 30, 2009, which consisted primarily of financial advisory and legal fees. Equity based expenses of $904,000 recorded in the six months ended June 30, 2010 are comprised of $802,000 of expenses related to stock options and warrants granted to employees and directors and $102,000 of expenses for stock options and warrants issued to consultants. Equity based expenses of $4.4 million in 2009 is comprised of $4.2 million of expenses recognized upon the issuance of the warrants to purchase shares of our Series D Convertible Preferred stock, $125,000 of expenses related to the issuance of common stock to an employee pursuant to an employment agreement, and $91,000 of expenses due to the early vesting of stock options as a result of the change in control.

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

CONCENTRATION OF RISK

For the three months ended June 30, 2010, approximately 59.6% of our operating revenue was concentrated in contracts with three health plans to provide behavioral healthcare services under CHIP, Medicare and Medicaid plans. In addition, 51.8% of our operating revenue was attributable to health plan clients servicing Medicaid members in the state of Michigan. The terms of the contracts ranged from one to two years and are automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would have a material negative impact on us.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2010, cash and cash equivalents decreased by a net of approximately $0.3 million, attributable primarily to cash used in operations of $2.4 million offset by $2.2 million in net inflows from financing sources.

At June 30, 2010, cash and cash equivalents were approximately $0.4 million. We had a working capital deficit of $13.6 million at June 30, 2010 and an operating loss of $4.0 million for the six months ended June 30, 2010. We expect that our existing contracts, plus the addition of new contracts, will reduce our operating losses. Management believes that with the addition of new contracts expected to be awarded to us, in addition to the continued financial support from our major stockholders, we will be able to sustain current operations over the next 12 months. We are looking at various sources of financing if operations cannot support our ongoing plan; however, there are no assurances that we will be able to find such financing in the amounts or on terms acceptable to us, if at all. Failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2010 would adversely affect our ability to achieve our business objectives and continue as a going concern. There can be no assurance as to the availability of any additional debt or equity financing, or that we will be able to achieve profitable operations and positive cash flows. These conditions raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Although management believes that our current cash position plus the continued support of our major stockholders will be sufficient to meet our current levels of operations, additional cash resources may be required should we wish to accelerate sales or complete one or more acquisitions. Additional cash resources may be needed if we do not meet our sales targets, cannot refinance our debt obligations, exceed our projected operating costs, or incur unanticipated expenses. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution and have not made any arrangements to obtain such additional financing. We can provide no assurance that we will not require additional financing. Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed, or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material adverse effect on our business, financial condition and results of operations.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $4.5 million claims payable amount reported as of June 30, 2010.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments to develop the amounts reflected and disclosed in the consolidated financial statements, most notably our estimate for IBNR claims. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates as a result of actual claims differing from our assumptions or conditions.

We believe our accounting policies specific to revenue recognition, accrued claims payable, premium deficiencies, goodwill, and equity based expense involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 1 “Description of the Company’s Business and Basis of Presentation” to the unaudited, interim, condensed, consolidated financial statements).

REVENUE RECOGNITION

We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with health plans. Revenue under the vast majority of these agreements is earned and recognized monthly based on the number of covered members as reported to us by our clients regardless of whether services actually provided are lesser or greater than anticipated when we entered into such contracts (generally referred to as capitated arrangements). The information regarding the number of covered members is supplied by our clients and we review membership eligibility records and other reported information to verify its accuracy in calculating the amount of revenue to be recognized. Consequently, the vast majority of our revenue is determined by the monthly receipt of covered member information and the associated payment from the client, thereby removing uncertainty and precluding us from needing to make assumptions to estimate monthly revenue amounts.

We may experience adjustments to our revenues to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized. Subsequent adjustments to our revenue have not been material to date.

ACCRUED CLAIMS PAYABLE AND COST OF CARE

Cost of care includes amounts paid to hospitals and treatment facilities, healthcare professionals, physician groups and other managed care organizations under capitated contracts and healthcare expenses which include items such as information systems, case management and quality assurance, attributable to both capitated and ASO contracts.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. Authorization data, utilization statistics, calculated completion percentages and qualitative factors are then combined with the initial range to form the basis of management’s best estimate of the accrued claims payable balance.

The accrued claims payable ranges were between $4.3 and $4.5 million at June 30, 2010 and between $4.6 and $4.7 million at December 31, 2009. Based on the information available, we determined our best estimate of the accrued claims liability to be $4.5 million at June 30, 2010 and $4.7 million at December 31, 2009. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last three years.

Accrued claims payable at June 30, 2010 and December 31, 2009 are comprised of approximately $2.1 million and $2.7 million, respectively, of submitted and approved claims, which had not yet been paid, and $2.4 million and $2.0 million for IBNR claims, respectively.

Many aspects of our managed care business are not predictable with consistency, and, as a result, estimating IBNR claims involves a significant amount of management judgment. Actual claims incurred could differ from the estimated claims payable amount presented. The following are factors, among others, that would have an impact on our future operations and financial condition:

•	changes in utilization patterns;

•	changes in healthcare costs;

•	changes in claims submission timeframes by providers;

•	success in renegotiating contracts with healthcare providers;

•	occurrence of catastrophes;

•	changes in benefit plan design; and

•	the impact of present or future state and federal regulations.

By way of example, a 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at June 30, 2010 could increase our claims expense by approximately $55,000 and reduce our net results as illustrated in the table below:

Change in Healthcare Costs:

(Decrease) Increase	(Decrease) Increase In Claims Expense

(5%)	($68,000)
5%	$55,000

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

We perform a review of our portfolio of contracts on a quarterly basis to identify loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At June 30, 2010, no contract loss reserve for future periods was necessary in management’s opinion.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with ASC 450-10, “Contingencies” (“ASC 450-10”), and related pronouncements. In accordance with ASC 450-10, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Except as described below, as of June 30, 2010, there were no material contingencies requiring accrual or disclosure.

A complaint entitled “MDwise, Inc. vs. Comprehensive Behavioral Care, Inc.” was filed against us in April 2009 in the Marion County Superior Court in Indiana by MDwise, Inc. (“MDwise”), a former client located in Indiana. The complaint sought unspecified damages and a declaratory judgment requiring us to pay outstanding provider claims that are allegedly our responsibility under the expired contract. On July 8, 2010, we entered into a settlement agreement with MDwise whereby MDwise would relinquish all claims against us in exchange for four payments of $50,000 to be paid by us during the remainder of 2010. As security for our obligation to make the payments, we issued to MDwise a promissory note in the amount of $350,000 bearing interest at the rate of 8% per annum. If we pay the four installments of $50,000 as scheduled, the promissory note will be cancelled and all disputes between the parties will be considered resolved. As of August 16, 2010, two of the four payments had been made.

We initiated an action against Jerry Katzman in July 2009 in the U.S. District Court for the Middle District of Florida alleging that Mr. Katzman, a former director, fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement. In December 2009, Mr. Katzman filed an answer and counterclaim. The counterclaim requests judgment in Mr. Katzman’s favor and compensatory damages to remedy alleged breaches of contract by us. Trial in this matter is set for September 2010, and we have and will continue to vigorously pursue our claims and defend ourselves itself against the allegations of the counterclaim. Until the actions are withdrawn or settled, we may incur further legal fees and may be subject to awards of compensatory damages and defendant’s attorney fees.

On July 2, 2010, CBC, our wholly-owned subsidiary, entered into a Settlement Agreement, Release and Other Binding Commitments, by and among Inspira Mental Health Management, Inc. (“Inspira”), CBC and Messrs. John Hill, Clark Marcus, and Giuseppe Crisafi (the “Settlement Agreement”), for the settlement of a complaint filed

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

by Inspira on April 5, 2010 entitled “Inspira Mental Health Management, Inc. v. Comprehensive Behavioral Care, Inc., John Hill, Clark Marcus, Giuseppe Crisafi”. The complaint claimed breach of contract and bad faith by CBC with respect to the Shareholders Agreement, dated December 8, 2008, and a Memorandum of Understanding, executed July 24, 2008, each between Inspira and CBC, each relating to CompCare de Puerto Rico (“CCPR”). Inspira also asserted claims of breach of fiduciary duty against Messrs. Hill, Marcus and Crisafi as CCPR officers and directors. Inspira sought compensatory damages against CBC and Messrs. Hill, Marcus and Crisafi of up to $2,000,000 and a judicial dissolution of CCPR. The Settlement Agreement provides that in exchange for Inspira filing a stipulation of dismissal with prejudice of the above-referenced action, the exchange of mutual releases and the resignation of two CCPR directors nominated by Inspira, CBC would, among other things, acquire Inspira’s 49% equity interest in CCPR for $135,000 and enter into an agreement with Inspira whereby Inspira would become a preferred provider of managed behavioral healthcare services to CCPR clients in Puerto Rico. Such transactions were consummated on July 19, 2010. On July 22, 2010, Inspira filed a Stipulation of Dismissal of the above-referenced action with the Court of First Instance, Superior Court of Puerto Rico.

Management believes that the Company has reserves that are adequate to cover the litigation described above. Management also believes that the resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance that we will not sustain material liability as a result of these claims.

ITEM 1A. RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold and issued shares of our common stock and issued warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

•

On March 16, 2010, we issued a warrant to an investor who extended a one year loan to us. The warrant has a three year term and enables the lender to purchase 50,000 shares of our common stock. The warrant was vested in full at issuance and may be exercised at the price of $0.75 per share.

•

On May 18, 2010, we issued 200,000 shares of our common stock in exchange for investor relations services provided to us by a vendor that accepted the shares in lieu of cash compensation. For these services, we estimated a value of approximately $50,000 which will be amortized to expense ratably over the six month contract term.

•

On June 4, 2010, we issued a warrant to an investor who extended a one year loan to us. The warrant has a five year term and enables the lender to purchase 1,000,000 shares of our common stock. The warrant is vested in full at issuance and may be exercised at the price of $0.25 per share.

•

During June 2010, we issued an aggregate of 605,900 warrants to three holders of our 7 1/2% convertible subordinated debentures who had agreed to exchange their debentures plus accrued interest thereon for senior promissory notes issued by us. The warrants were vested in full at issuance, expire in June 2015, and are exercisable at a price of $0.25. For further information regarding the exchanges, see our Current Reports on Form 8-K filed with the SEC on May 6, 2010, June 15, 2010, and June 22, 2010 on the SEC’s website at www.sec.gov.

•

On June 24, 2010, the holder of a $2,000,000 convertible promissory note issued by us in June 2009 converted the principal of the note and accrued interest thereon into 6,285,714 shares of our common stock.

•

On June 30, 2010, we issued an aggregate of 3,450,000 shares of our common stock to members of our Board of Directors as equity incentive compensation. In addition, we issued 8,000,000 warrants to two members of our Board who are also members of executive management. The warrants have a term of five years, are vested in full at issuance, and have an exercise price of $0.50.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

•	On July 9, 2010, we issued 200,000 shares of our common stock to a creditor of the Company in lieu of cash paid for interest.

•	On July 27, 2010, we sold 4,600,000 shares of our common stock to an existing investor in the Company for aggregate proceeds of $1,150,000.

•

On August 12, 2010, we sold 1,000,000 shares of our common stock in a private placement transaction to one accredited investor for aggregate proceeds of $250,000. In connection with this sale, we issued a warrant to a consultant to the Company for financial services. The warrant has a five year term and enables the holder to purchase 100,000 shares of our common stock. The warrant was vested in full at issuance and may be exercised at the price of $0.25 per share.

•

On August 13, 2010, we issued a five-year warrant, dated September 18, 2010, to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.25 to an affiliate of a company for which we have agreed to provide behavioral health and prescription drugs management services beginning on September 18, 2010. The warrant was issued in exchange for a $600,000 advance from the customer that is scheduled to be paid on September 18, 2010, at which time the warrant will become effective.

Based on certain representations and warranties of the recipients referenced above, we relied on Section 3(a)(9) and 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) as applicable, for an exemption from the registration requirements of the Securities Act. The shares purchased have not been registered under the Securities Act and may not be sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We were unable to repay our 7 1/2% convertible subordinated debentures in the amount of $2,244,000 of principal or to pay the final interest installment of $84,150 on the debentures’ maturity date of April 15, 2010. However, during the four months ended July 31, 2010, we reached agreement with certain owners of the debentures representing approximately 73%, or $1.6 million, of the debentures to cancel such debentures in exchange for the issuance by us of senior promissory notes, warrants to purchase shares of our common stock, and cash payments of approximately $85,000 in the aggregate. The senior promissory notes bear interest at a rate of 10% per annum, payable semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior promissory notes. The warrants allow for the purchase of an aggregate of 6,785,250 shares of our common stock at an exercise price of $0.25 per share. Approximately 5.1 million of the warrants may be exercised beginning September 15, 2010 and continuing until the warrant expiration date of September 15, 2015. The remainder of the warrants are exercisable immediately and throughout their term ending in June or July 2015. We are not able to estimate the financial effect resulting from a state of default with respect to the debentures held by the remaining bond holders.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

4.1	Form of warrant to purchase Common Stock issued by Comprehensive Care Corporation on June 30, 2010 to Clark Marcus and Giuseppe Crisafi

4.2	Form of warrant to purchase Common Stock issued by Comprehensive Care Corporation to MSO of Puerto Rico, Inc. dated September 18, 2010

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

August 16, 2010
	By	/s/ JOHN M. HILL
John M. Hill
Co-Chief Executive Officer and President
(Principal Executive Officer)

	By	/s/ CLARK A. MARCUS
Clark A. Marcus
Co-Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ GIUSEPPE CRISAFI
Giuseppe Crisafi
Chief Financial Officer
(Principal Financial Officer)