Form 10-Q
period 2010-09-30
COMPREHENSIVE CARE CORP
filed 2010-11-15
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer ☐ Non-Accelerated Filer ☐	Accelerated Filer ☐ Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

As of November 10, 2010, there were 54,259,803 shares of registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2010	December 31, 2009

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 1,023	$ 694
Accounts receivable	3	5
Other current assets	506	741

Total current assets	1,532	1,440

Property and equipment, net	733	311
Intangible assets, net	662	1,042
Goodwill	12,150	12,175
Other assets	222	255

Total assets	15,299	15,223

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	6,674	5,721
Accrued claims payable	5,534	4,679
Accrued pharmacy payable	15	23
Note obligations due within one year	3,189	4,721
Income taxes payable	103	118

Total current liabilities	15,515	15,262

Long-term liabilities:
Long-term debt	1,309	200
Other liabilities	3,490	2,584

Total long-term liabilities	4,799	2,784

Total liabilities	20,314	18,046

Stockholders’ equity:
Preferred stock, $50.00 par value; authorized shares: 974,260 shares; none issued	--	--
Preferred stock, Series C, $50.00 par value; 14,400 shares authorized, issued and outstanding	720	720
Preferred stock, Series D, $50.00 par value; 7,000 shares authorized; none issued	--	--
Common stock, $0.01 par value; authorized 100,000,000 shares; issued and outstanding 54,259,803 and 39,869,089, respectively	542	399
Additional paid-in capital	20,847	14,814
Accumulated deficit	(27,124)	(19,078)

Total stockholders’ deficit	(5,015)	(3,145)

Non-controlling interest	--	322

Total deficit	(5,015)	(2,823)

Total liabilities and deficit	$ 15,299	$ 15,223

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenues:
Managed care revenues	$ 7,898	$ 3,559	$ 17,315	$ 10,411
Other revenues	3	9	29	18

Total revenues	7,901	3,568	17,344	10,429

Costs of services and sales:
Cost of care	7,548	3,507	15,514	9,961
Other costs of services and sales	5	5	28	9

Total costs of services and sales	7,553	3,512	15,542	9,970

Gross margin	348	56	1,802	459

Expenses:
General and administrative expenses	2,259	2,224	6,506	4,994
Provision for doubtful accounts	--	--	--	4
Depreciation and amortization	201	187	553	498

Total operating expenses	2,460	2,411	7,059	5,496
Merger transaction costs	--	--	--	589
Equity based expenses	1,127	212	2,031	8,813

Total expenses	3,587	2,623	9,090	14,898

Operating loss	(3,239)	(2,567)	(7,288)	(14,439)

Other income (expense):
Loss from extinguishment of debt	(13)	--	(102)	--
Other non-operating income	35	1	15	1
Interest income	--	2	1	3
Interest expense	(442)	(102)	(1,163)	(207)

Loss before income taxes	(3,659)	(2,666)	(8,537)	(14,642)
Income tax expense	31	28	94	159

Net loss before pre-acquisition loss	(3,690)	(2,694)	(8,631)	(14,801)
Add back pre-acquisition loss	--	--	--	721

Net loss after pre-acquisition adjustments	(3,690)	(2,694)	(8,631)	(14,080)
Add back: Net loss attributable to non-controlling interest	--	116	44	161

Net loss attributable to stockholders	$ (3,690)	$ (2,578)	$ (8,587)	$ (13,919)

Basic and diluted loss per share	$ (0.07)	$ (0.06)	$ (0.20)	$ (0.47)

Weighted average common shares outstanding:

Basic	52,150	39,762	43,414	29,738

Diluted	52,150	39,762	43,414	29,738

Dilutive common shares without respect to anti-dilutive effect	67,727	52,720	58,055	52,808

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Cash flows from operating activities:
Net loss	$ (8,587)	$ (13,919)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	553	492
Provision for doubtful accounts	--	4
Non-controlling interest	(44)	(161)
Discount amortization on notes payable	402	--
Loss from extinguishment of debt	31	--
Equity based expenses	2,118	8,736

Changes in assets and liabilities:
Accounts receivable	1	602
Other current assets and other non-current assets	(58)	(116)
Accounts payable and accrued liabilities	1,386	146
Accrued claims payable	855	(1,454)
Accrued pharmacy payable	(8)	35
Income taxes payable	(15)	146
Other liabilities	598	31

Net cash used in operating activities	(2,768)	(5,458)

Cash flows from investing activities:
Cash paid for the acquisition of a business, net of cash acquired	--	(978)
Cash paid for the acquisition of non-controlling interest	(135)	--
Payment received on notes receivable	--	14
Additions to property and equipment, net	(154)	(118)

Net cash used in investing activities	(289)	(1,082)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,450	4,796
Capital contribution from non-controlling interest	--	490
Net proceeds from the issuance of note obligations	3,553	2,000
Long-term financing	82	--
Redemption of note obligations	(1,614)	--
Repayment of debt	(85)	(50)

Net cash provided by financing activities	3,386	7,236

Net increase in cash and cash equivalents	329	696
Cash and cash equivalents at beginning of period	694	503

Cash and cash equivalents at end of period	$ 1,023	$ 1,199

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	154	110

Income taxes	109	14

Non-cash operating, financing and investing activities:
Property acquired under capital leases	419	--

Conversion of Series B-1 to Series C Preferred Stock	--	720

Conversion of Series B-2 Preferred Stock to common stock	--	133

Conversion of notes payable and accrued interest to common stock	2,200	--

Common stock issued for outside services	112	480

Common stock issued in lieu of cash interest payment	87	--

Net gain credited to deficit from sale of subsidiary	541	--

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our managed care activities are performed under the terms of agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing members. Revenue under at-risk, behavioral healthcare and pharmacy agreements is earned monthly based on the number of qualified members regardless of services actually provided or pharmacy benefits actually used (generally referred to as “at-risk” or “capitated” arrangements). The information regarding eligible qualified members is supplied by our clients and we review member eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. Such capitated, behavioral healthcare and pharmacy agreements accounted for 90.5%, or $15.7 million, and 89.8%, or $8.7 million, of revenue for the nine months ended September 30, 2010 and 2009, respectively. The remaining balance of our managed care revenues is not capitated and is earned based on the number of qualified members included under our administrative services only (“ASO”) agreements.

During the nine months ended September 30, 2010, we entered into a contract to provide autism treatment services to a health plan’s membership for which there was no historical claims data. In the absence of data upon which to base pricing, we included cost sharing/cost savings provisions in the agreement with the health plan whereby we share in the additional cost or cost savings when comparing actual claims costs to the estimated claims costs incorporated into the contract’s pricing. Accordingly, we may adjust our revenue periodically as claims data becomes available to permit a comparison of actual claims costs to targeted claims costs. Such adjustments are made when we believe such adjustments are probable and reasonably estimable, but are subject to the effects of unforeseen fluctuations in utilization, among other factors.

Cost of Care Recognition

Cost of care is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported. See “Accrued Claims Payable” below for a discussion of claims incurred but not yet reported. We contract with various healthcare providers, including hospitals, physician groups and other licensed behavioral healthcare professionals either on a fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the healthcare provider. We then determine whether (1) the member is eligible to receive the service, (2) the service provided is medically necessary

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

and is covered by the benefit plan’s certificate of coverage, and (3) the service is pre-authorized (if applicable). If all of these requirements are met, the claim is entered into our claims system for payment.

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

We generally have the ability to cancel a contract with 60 to 90 days written notice or request a renegotiation of terms under certain circumstances, if a managed care contract is not meeting our financial goals. Prior to a cancellation, we typically submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in our favor in the future. If a rate increase is not granted, we have the ability, in some cases, to terminate the contract and limit our risk to a short-term period.

We perform a review of our portfolio of contracts on a quarterly basis to identify loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and develop a contract loss reserve, if applicable, for succeeding periods. At September 30, 2010, no contract loss reserve for future periods was necessary in management’s opinion.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ASC 820-10 requires us to segregate our assets and liabilities measured at fair value in accordance with the above hierarchy. At September 30, 2010 and 2009, we had no assets or liabilities required to be measured at fair value on a recurring basis. Therefore, no disclosure concerning assets or liabilities measured at fair value on a recurring basis is necessary. Other non-financial assets that are measured at fair value on a nonrecurring basis for the purposes of determining impairment include goodwill and identifiable intangible assets. See “Fair Value of Nonfinancial Assets” below.

ASC 825-10, “Financial Instruments” (“ASC 825-10”), provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. We chose not to measure at fair value our eligible financial assets and liabilities existing at September 30, 2010. Consequently, ASC 825-10 has had no impact on our consolidated financial statements.

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

The carrying amounts and fair values of our financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$ 1,023	$ 1,023	$ 694	$ 694
Restricted cash	--	--	1	1
Liabilities
Promissory notes	2,790	2,900	350	334
Callable promissory notes	--	--	2,500	2,588
Zero coupon promissory notes	280	275	--	--
Debentures	609	593	2,244	2,256
Senior promissory notes	1,696	1,650	--	--
Less: Unamortized discount on notes payable	(877)	--	(173)	--

Net liabilities	$4,498	$5,418	$4,921	$5,178

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

Prior to being acquired by CompCare, Core purchased in January 2009 a 49% ownership interest in CompCare from Hythiam, Inc. (“Hythiam”). This purchase resulted in a change in control of CompCare. As a result, our ability to carryforward and deduct losses incurred prior to January 20, 2009 on current federal tax returns is subject to a limitation of approximately $361,000 per year. Any unused portion of such limitation can be carried

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

forward to the following year. We may be subject to further loss carryforward limitations in the event that we issue or agree to issue substantial amounts of additional equity. At September 30, 2010, our estimated net operating loss carryforwards totaled $27.7 million.

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

Stock Ownership Plans

We grant stock options to our employees, non-employee directors and certain consultants (“grantees”) which allow grantees to purchase shares of our common stock pursuant to stock option plans. We currently maintain three such incentive plans: our 1995 Incentive Plan, our 2002 Incentive Plan and our 2009 Equity Compensation Plan (collectively, the “Plans”). The Plans provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. Under the 2009 Equity Compensation Plan, the vesting period is determined by the Board of Directors’ Compensation and Stock Option Committee. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 10,000,000 under the 2009 Equity Compensation Plan, 1,000,000 under the 2002 Incentive Plan, and 1,000,000 under the 1995 Incentive Plan. As of September 30, 2010, there were 8,335,000 options available for grant and 1,665,000 options outstanding under the 2009 Equity Compensation Plan. Under the 2002 Incentive Plan, there were 375,000 options available for grant and 585,000 options outstanding and exercisable as of September 30, 2010. Additionally, as of September 30, 2010, there were 70,500 options outstanding and exercisable under the 1995 Incentive Plan. There are no further options available for grant under the 1995 Incentive Plan.

Under our Non-employee Directors’ Stock Option Plan, we are authorized to issue 1,000,000 shares of our common stock pursuant to non-qualified stock options to our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of our common stock in the over-the-counter market for the most recent day prior to the grant date on which there was a sale of the stock. Option grants vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of September 30, 2010, there were 801,668 shares available for option grants and 100,000 options outstanding under the Non-employee Directors’ Stock Option Plan, 20,000 of which were exercisable.

A summary of our option activity for the three months ended September 30, 2010 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	2,440,500	$ 0.52	8.39 years
Granted	--	--
Exercised	--	--
Forfeited or expired	(20,000)	$ 0.38

Outstanding at September 30, 2010	2,420,500	$ 0.52	8.13 years

Exercisable at September 30, 2010	675,500	$ 0.87	5.53 years	--

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The following table summarizes information about options granted, exercised, and vested for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Options granted	0	0	0	150,000
Weighted-average grant-date fair value ($)	--	--	--	0.51

Options exercised	--	--	--	1,000
Total intrinsic value of exercised options ($)	--	--	--	287

Fair value of vested options ($)	--	--	10,078	139,270

We recognized approximately $41,000 in compensation costs related to stock options during the three months ended September 30, 2010. No options were granted during the three and nine months ended September 30, 2010. At September 30, 2010, unrecognized expense related to unvested stock options totaled approximately $493,000, which we expect to recognize over 2.23 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Volatility factor of the expected market price of the Company’s common stock	--	--	--	225%
Expected life (in years) of the options	--	--	--	5-6
Risk-free interest rate	--	--	--	1.54-1.60%
Dividend yield	--	--	--	0%

Warrants - Employees and Non-employee Directors

We periodically issue warrants to purchase shares of our common stock, and have in the past issued warrants to purchase shares of our preferred stock in exchange for the services of employees and non-employee directors.

Warrants to Purchase Series D Convertible Preferred Stock

At September 30, 2010, there were outstanding warrants to purchase up to 290 shares of our Series D Convertible Preferred Stock, par value $50.00 per share (“Series D Convertible Preferred Stock”). These warrants were issued to members of our Board of Directors and certain members of management as an equity incentive to further align the interests of our directors and management with those of our stockholders. Each warrant has a three year term and may be exercised at any time to purchase shares of Series D Convertible Preferred Stock at an exercise price of $25,000 per share. If the market value of a share of Series D Convertible Preferred Stock exceeds the exercise price for a share of Series D Convertible Preferred Stock, then the holder may exercise the warrant by a cashless exercise and receive the number of shares of Series D Convertible Preferred Stock representing the net value of the warrant. The market value of a share of Series D Convertible Preferred Stock is equal to the product of (a) the per share market price of our common stock multiplied by (b) the number of shares of our common stock into which a share of Series D Convertible Preferred Stock is then convertible.

The number of shares of Series D Convertible Preferred Stock for which a warrant is exercisable is subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting the Series D Convertible Preferred Stock. In the event of a Change of Control (as defined in the warrants) of CompCare,

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Each share of Series D Convertible Preferred Stock acquired through exercise of a warrant is convertible into 100,000 shares of our common stock at any time. For the presentation below, warrants to purchase shares of Series D Convertible Preferred Stock are stated in common shares, as if the warrant was exercised and the resulting Series D Convertible Preferred Stock was converted. The exercise price of the warrant has been similarly adjusted to an as-converted to common stock equivalent. A summary of our warrant activity for the three months ended September 30, 2010 is as follows:

	Underlying	Weighted- Average Exercise	Weighted-Average Remaining	Aggregate
Warrants	Shares	Price	Contractual Term	Intrinsic Value
Outstanding at June 30, 2010	29,000,000	$ 0.25	1.79 years
Granted	--	--
Exercised	--	--
Forfeited or expired	--	--

Outstanding at September 30, 2010	29,000,000	$ 0.25	1.54 years

Exercisable at September 30, 2010	29,000,000	$ 0.25	1.54 years	--

The following table summarizes information about warrants granted, exercised and vested for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Warrants granted	0	0	0	39,000,000
Weighted-average grant-date fair value ($)	--	--	--	0.21

Warrants exercised	--	--	--	--
Total intrinsic value of exercised warrants ($)	--	--	--	--

Fair value of vested warrants ($)	--	--	--	8,071,900

No warrants to purchase shares of Series D Convertible Preferred Stock were issued during the three months ended September 30, 2010.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Volatility factor of the expected market price of the Company’s common stock	--	--	--	142-175%
Expected life (in years) of the warrants	--	--	--	3
Risk-free interest rate	--	--	--	1.15-1.31%
Dividend yield	--	--	--	0%

Warrants to Purchase Common Stock

During 2010, we have issued warrants to purchase common stock to key employees. Shares acquirable pursuant to the warrants vest at the warrant grant date and/or specified dates throughout the 36 or 60 month term of the warrants, or upon achieving a specified performance condition. A summary of warrant activity for the three months ended September 30, 2010 is as follows:

Warrants	Underlying Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2010	8,675,000	$0.50	4.86 years
Granted	1,600,000	$0.81
Exercised	--	--
Forfeited or expired	--	--

Outstanding at September 30, 2010	10,275,000	$0.55	4.65 years

Exercisable at September 30, 2010	8,325,000	$0.50	4.69 years	--

The following table summarizes information about warrants granted, exercised and vested for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Warrants granted	1,600,000	600,000	9,600,000	600,000
Weighted-average grant-date fair value ($)	0.18	0.46	0.08	0.46

Warrants exercised	--	--	--	--
Total intrinsic value of exercised warrants ($)	--	--	--	--

Fair value of vested warrants ($)	38,108	32,685	502,908	32,685

We recognized approximately $29,000 of compensation expense during the three months ended September 30, 2010. At September 30, 2010, unrecognized expense related to unvested warrants totaled approximately $341,000, which we expect to recognize over 3.69 years.

We recognized approximately $11,000 of tax benefits attributable to equity-based expense recorded for warrants during the three months ended September 30, 2010. This benefit was fully offset by a valuation allowance of the same amount due to the uncertainty of future realization.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Valuation of our warrants using the Black-Scholes pricing model was based on the following information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Volatility factor of the expected market price of the Company’s common stock	160%	160%	160%	160%
Expected life (in years) of the warrants	5	3-5	5	3-5
Risk-free interest rate	1.43-1.85%	1.57-2.37%	1.43-1.85%	1.57-2.37%
Dividend yield	0%	0%	0%	0%

Warrants – Nonemployees

We periodically issue warrants to purchase shares of our common stock to nonemployees such as consultants, note holders, and customers. In accordance with ASC 505-50, “Equity” (“ASC 505-50”), such transactions are measured at the fair value of the goods and services received or the fair value of the warrants issued, whichever is more reliably measurable. We estimate the fair value of warrants issued using the Black-Scholes pricing model.

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

A summary of the activity of our warrants issued to non-employees for the three months ended September 30, 2010 is as follows:

Warrants	Underlying Shares	Weighted- Average Exercise Price
Outstanding at June 30, 2010	10,502,000	$ 0.28
Granted	6,158,250	$ 0.25
Exercised	--	--
Forfeited or expired	(75,000)	$ 0.50

Outstanding at September 30, 2010	16,585,250	$ 0.27

We recognized approximately $974,000 in expense related to warrants granted to nonemployees during the three months ended September 30, 2010. Valuation of such warrants was based on the following information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Volatility factor of the expected market price of the Company’s common stock	160%	160%	160%	156-160%
Expected life (in years) of the warrants	3	3	3	3
Risk-free interest rate	0.81-0.99%	1.46-1.56%	0.81-1.65%	1.21-2.00%
Dividend yield	0%	0%	0%	0%

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

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Numerator:
Net loss	$ (3,690)	$ (2,578)	$ (8,587)	$ (13,919)
Denominator:
Weighted average shares – basic	52,150	39,762	43,414	29,738
Effect of dilutive securities:
Employee stock options	--	--	--	--
Warrants	--	--	--	--

Weighted average shares – diluted	52,150	39,762	43,414	29,738

Loss per share – basic and diluted	$ (0.07)	$ (0.06)	$ (0.20)	$ (0.47)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Capitalization Table

As of September 30, 2010

Common Stock (Authorized 100 million shares)	Issued	Reserved	Total

Common Stock issued and outstanding	54,259,803	--	54,259,803
Reserved for convertible debentures(a)	--	13,448	13,448
Reserved for convertible promissory notes(b)	--	10,980,000	10,980,000
Reserved for outstanding stock options(c)	--	2,420,500	2,420,500
Reserved for outstanding warrants(d)	--	26,860,250	26,860,250
Reserved for Series C Convertible Preferred Stock(e)	--	4,554,379	4,554,379
Reserved for Series D Convertible Preferred Stock(f)	--	29,000,000	29,000,000
Reserved for future issuance under stock option plans	--	9,511,668	9,511,668

Total shares issued or reserved for issuance	54,259,803	83,340,245	137,600,048

Preferred Stock (Authorized 995,660 shares)	Issued	Reserved	Total
Series C Convertible Preferred Stock(g)	14,400	--	14,400
Reserved for warrants for Series D Convertible Preferred Stock(h)	--	290	290

Total Preferred Stock issued or reserved for issuance	14,400	290	14,690

(a)

At September 30, 2010, the remaining debentures are convertible into an aggregate of 13,448 shares of common stock at a conversion price of $45.29 per share. For further information regarding our 7 1/2% convertible subordinated debentures see Note 8 “Subordinated Debentures.”

(b)	Promissory notes convertible into shares of our common stock totaled $2,770,000 at September 30, 2010. Such notes are convertible at any time at conversion prices ranging from $0.25 to $0.50. See Note 7 “Note Obligations Due within One Year.”
(c)	Options to purchase shares of common stock have been issued to employees and non-employee Board of Director members with exercise prices ranging from $0.25 to $2.16, with an average price of $0.52.
(d)	Warrants to purchase shares of our common stock have been issued to the following:
•	key employees, and
•	individuals or companies in exchange for consulting, financial advisory, or investment banking services in lieu of cash compensation.
(e)	The Series C Convertible Preferred Stock is convertible directly into 4,554,379 shares of our common stock. This class of preferred stock controls five out of the nine seats on our Board of Directors.
(f)	Once issued, shares of Series D Convertible Preferred Stock are convertible into shares of common stock at any time.
(g)	The Series C Convertible Preferred Stock was issued in June 2009 as a result of the conversion of the Series B-1 Convertible Preferred Stock.
(h)	During 2009, our directors and senior management were issued warrants to purchase an aggregate of 390 shares of Series D Convertible Preferred Stock. One warrant for the purchase of 100 shares of Series D Convertible Preferred Stock was cancelled in July 2009. Warrants outstanding at September 30, 2010 may be exercised to purchase 290 shares of Series D Convertible Preferred Stock, which convert into 29,000,000 shares of common stock at a strike price of $25,000 per share (equal to $0.25 per common share). Each share of Series D Convertible Preferred Stock is entitled to 500,000 votes per share in a stockholder vote.

NOTE 3 – LIQUIDITY

During the nine months ended September 30, 2010, cash and cash equivalents increased by a net of approximately $0.3 million, attributable primarily to $1.5 million in cash provided by the sale of our stock in private placements and $1.9 million in net proceeds from the issuance of note obligations, offset primarily by $2.8 million in cash used in operating activities, $135,000 paid to acquire the remaining outstanding stock of one of our subsidiaries held by a third party, and $154,000 in investments in equipment and software.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

At September 30, 2010, cash and cash equivalents were approximately $1.0 million. We had a working capital deficit of $14.0 million at September 30, 2010 and an operating loss of $7.3 million for the nine months ended September 30, 2010. We believe that with our existing contracts plus the possible addition of new contracts we are seeking and the expected continued financial support from our major shareholders, that we will be able to reduce our operating losses and sustain our current operations over the next 12 months. We are looking at various sources of financing if operations cannot support our ongoing plan; however, there are no assurances that we will be able to find such financing in the amounts or on terms acceptable to us, if at all. Failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2010, would adversely affect our ability to achieve our business objectives and continue as a going concern. There can be no assurance as to the availability of any additional debt or equity financing, the ability or likelihood of obtaining the new contracts we are seeking, or that we will be able to achieve profitable operations and positive cash flows. These conditions raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Although management believes that our current cash position plus the expected continued support of our major stockholders will be sufficient to meet our current levels of operations, additional cash resources may be required should we wish to accelerate sales or complete one or more acquisitions. Additional cash resources may be needed if we do not meet our sales targets, cannot refinance our debt obligations, exceed our projected operating costs, or incur unanticipated expenses. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution and have not made any arrangements to obtain such additional financing. We can provide no assurance that we will not require additional financing or that we will be able to refinance our existing debt obligations in the event such refinancing should be needed or advisable. Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed, or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material adverse effect on our business, financial condition and results of operations.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates and no assurances can be given that such variability will not be significant, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $5.5 million claims payable amount reported as of September 30, 2010.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

The following table summarizes the allocation of implied purchase price to the assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

		January 20, 2009
Implied purchase price		$ 3,071
Less: recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	522
Trade accounts receivable	616
Other current assets	325
Intangible assets:
Customer contracts	800
NCQA accreditation	500
Provider networks	434
Property and equipment	230
Other non-current assets	322
Accounts payable and accrued liabilities	(2,156)
Accrued claims payable	(5,637)
Long-term debt	(2,444)
Other liabilities and non-controlling interest	(2,591)

Total identifiable net assets		(9,079)

Goodwill from acquisition of CompCare		$ 12,150

NOTE 5 – SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Capitated contracts	$ 6,020	$ 2,757	$ 13,946	$ 8,143
Administrative services only contracts	591	600	1,642	1,696
Pharmacy contracts	1,287	202	1,727	572
Other	3	9	29	18

Sub total	$ 7,901	$ 3,568	$ 17,344	$ 10,429
Less: Pre-acquisition revenues	--	--	--	710

Total	$ 7,901	$ 3,568	$ 17,344	$ 9,719

Under our capitated contracts, we assume the financial risk for the costs of member behavioral healthcare services in exchange for a fixed, per member per month fee. Under our ASO only contracts, we may manage behavioral healthcare programs or perform various managed care functions, such as clinical care management,

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

provider network development and claims processing without assuming financial risk for member behavioral healthcare costs. Under our pharmacy contracts, we manage behavioral pharmaceutical services for the members of health plans on a capitated or ASO basis. Other revenues represent commissions earned through the sale of durable goods.

NOTE 6 – MAJOR CUSTOMERS/CONTRACTS

(1) We currently provide behavioral healthcare services to approximately 224,000 members of a health plan providing Medicaid and Medicare benefits. Services are provided on a capitated and ASO basis. The contract accounted for 16.9% of our revenues for the nine month period ended September 30, 2010 and 22.4% of our revenues for the nine months ended September 30, 2009. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Either party may terminate upon 90 days written notice to the other party.

(2) We currently contract with a health plan to provide behavioral healthcare services to approximately 231,000 Medicaid and Medicare members on a capitated and ASO basis. Our contract with the health plan accounted for 20.9% of our operating revenues for the nine months ended September 30, 2010 and 27.1% of our operating revenues for the nine months ended September 30, 2009. The initial contract was for a one-year term and has been automatically renewed on an annual basis since 2003. In September 2010, the client provided notice that one of its affiliates would manage its behavioral health care benefits and, as a result, will discontinue contracting with us effective December 31, 2010.

(3) We currently furnish behavioral healthcare services to approximately 91,000 CHIP and Medicaid members on a capitated basis under a contract that began in April 2010. This contract accounted for 15.6% of our operating revenues during the nine months ended September 30, 2010. The term of the contract is for one year and nine months and will automatically renew at the end of the initial term and annually thereafter unless either party provides written notice of termination to the other party at least 90 days in advance of the then current termination date.

(4) On September 18, 2010, we began providing mental health and substance abuse services and pharmacy prescription drugs management services to approximately 185,000 members of a health plan in Puerto Rico on a capitated basis. The contract accounted for 20.5% of our revenues for the three months ended September 30, 2010 and 9.3% of our revenues for the nine months ended September 30, 2010. The contract has an initial two year term with automatic renewals for additional one year terms unless either party provides 90 days prior written notice of its intention not to renew the agreement.

In general, our contracts with our customers have one or two year initial terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party upon 60 to 90 days written notice or the right to request a renegotiation of terms under certain circumstances. No assurance can be given that we will be able to renegotiate any such terms if we make such a request.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 7 – NOTE OBLIGATIONS DUE WITHIN ONE YEAR

Note obligations due within one year consist of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
7 1/2% convertible subordinated debentures due April 2010, interest payable semi-annually in April and October (1)	$ 609	2,244
10% callable convertible promissory note due June 2010 (2)	--	2,000
10% callable promissory notes/zero coupon promissory notes due May 2010 (3)	--	200
10% convertible promissory notes due November 2010 (4)	90	150
10% callable convertible promissory notes issued with detachable warrants and no specified maturity date (5)	--	300
7% convertible promissory notes due March 2011 (6)	150	--
24% convertible promissory notes issued with detachable warrants due April and June 2011 (7)	2,100	--
Zero coupon convertible promissory note due November 2010 (8)	230	--
9% promissory note due December 2010 (9)	250	--
8% promissory note due October 2010 (10)	50	--

Total note obligations due within one year before discount	3,479	4,894
Less: Unamortized discount on notes payable	(290)	(173)

Total note obligations due within one year	$ 3,189	4,721

(1) At September 30, 2010, the outstanding debentures were convertible into 13,448 shares of common stock at a conversion price of $45.29 per share. Approximately 74%, or $1.7 million, of the debentures outstanding at the maturity date of April 15, 2010 were exchanged for senior promissory notes due April 2012, with an annual interest rate of 10% payable semi-annually in April and October. For further information on the debentures, see Note 8 “Subordinated Debentures.”

(2) In June 2009, we issued a callable convertible promissory note to an existing investor. The note accrued interest at an annual rate of 10% per annum and matured June 24, 2010. On the maturity date, the principal plus accrued interest was converted into 6,285,714 shares of our common stock at a conversion price of $0.35 as payment in full of the outstanding principal balance of the note and all accrued interest thereon.

(3) In October 2009, we issued a $100,000 promissory note to each of two individuals. At issuance the notes bore interest at an annual rate of 10% with interest payable at maturity. In March 2010, the notes plus accrued interest of approximately $8,000 were exchanged for zero coupon notes, each with a face value of $115,000. Both notes were repaid in May 2010. The effective return to each investor on the zero coupon notes was 56.2% and we recognized approximately $22,000 in interest expense for each note during the nine months ended September 30, 2010.

(4) In November 2009, we issued convertible promissory notes in the amounts of $100,000 and $50,000 to two individuals, respectively. The notes bear interest at an annual rate of 10% with interest payable quarterly in arrears. At the option of the note holders, all or a portion of the principal and accrued but unpaid interest may be converted into shares of our common stock at maturity or at any time prior to maturity at a conversion price of $0.25 per share. At maturity, the balance of the notes and accrued but unpaid interest not converted into shares of our common stock will be repaid. As of September 30, 2010, we had partially redeemed $60,000 of the $100,000 convertible promissory note.

(5) In December 2009, we issued $100,000 convertible promissory notes to each of three individuals. The notes had no stated maturity date but were callable by the note holder with five days notice. We repaid two of the notes in January 2010 and the remaining note in May 2010. The notes each bore interest at an annual rate of 10% and were convertible into our shares of common stock at any time at a conversion price of $0.25 per share. In conjunction with the loans, each note holder received a warrant to purchase 200,000 shares of our common stock at $0.25 per share. The warrants were vested upon issuance and have terms of three years. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $89,000 in the aggregate using the Black-Scholes option valuation model. We also determined that the convertible

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

promissory notes contained beneficial conversion features valued at $84,000 in the aggregate. The values of the warrants and beneficial conversion features were recorded as a discount on notes payable. At the stated interest rate of 10%, we recognized approximately $4,000 of interest expense for the nine months ended September 30, 2010. For accounting purposes we also recognized approximately $173,000 of interest expense attributable to the amortization of the discount recorded on the notes. The overall theoretical return to the investor, computed taking into account the coupon, the beneficial conversion feature and the warrants, was 2,179.2%.

(6) In March 2010, we issued two one-year convertible promissory notes: $100,000 to one individual and $50,000 to one entity. The notes bear interest at an annual rate of 7%, payable quarterly in arrears. At the option of the note holders, the principal and accrued but unpaid interest may be converted into common stock of the Company at a conversion price of $0.25 and $0.50 per share, respectively. In conjunction with the loans, the note holders received warrants to purchase an aggregate of 75,000 shares of our common stock at $0.75 per share. The warrants were vested upon issuance and have a three-year term. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $14,000 using the Black-Scholes option valuation model. We also determined that the convertible promissory note contained beneficial conversion features valued at $13,000. The values of the warrants and beneficial conversion features were recorded as discount on notes payable. At the stated interest rate of 7%, we recognized approximately $2,600 and $5,800 of interest expense for the three and nine months ended September 30, 2010, respectively. For accounting purposes we also recognized approximately $6,500 and $13,900 of interest expense for the three and nine months ended September 30, 2010, respectively, which is attributable to the amortization of the discount recorded on the notes. The overall theoretical return to the investor, computed taking into account the coupon, the beneficial conversion feature and the warrants, is 28.1%.

(7) In April and June 2010, we issued two one-year convertible promissory notes: $100,000 and $2,000,000 to two of our shareholders. The notes bear interest at the annual rate of 24%, payable quarterly in arrears. The principal and accrued interest may be converted at any time prior to maturity into our common stock at a conversion price of $0.25 per share. In conjunction with the loans, the note holders received warrants to purchase an aggregate of 1,050,000 shares of our common stock at $0.25 per share. The warrants were vested upon issuance and have a five-year term. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $220,000 using the Black-Scholes option valuation model. We also determined that the convertible promissory notes contained beneficial conversion features valued at $168,000. The allocated value of the warrants and the value of beneficial conversion features were recorded as a discount on notes payable. At the stated interest rate of 24%, we recognized approximately $127,000 and $166,000 of interest expense for the three and nine months ended September 30, 2010. For accounting purposes we also recognized approximately $80,000 and $103,000 of interest expense for the three and nine months ended September 30, 2010, which is attributable to the amortization of the discount recorded on the notes. As of September 30, 2010, interest of approximately $143,000 was due and not yet paid. The overall theoretical return to the investors, computed taking into account the coupon, the beneficial conversion feature and the warrants, is 46.1%.

(8) In February 2010, we issued a zero coupon convertible promissory note with a face value of $220,000 for net proceeds of $200,000 and a maturity date in April 2010. The net proceeds of $200,000 included an issuance fee of $6,000 plus a yield of 24%. The original note was replaced with new notes in April and August 2010. The note holder may elect to convert all or a portion of the face value of the note into our common stock at a conversion price of $0.25 per share. For the nine months ended September 30, 2010, approximately $69,000 of interest expense was recognized related to the accretion to its carrying value. The overall return to the investor inclusive of the issuance fee was 51.8%. At the note’s maturity in August 2010, it was replaced by a new note of similar terms with a face value of $230,000 and a maturity date in November 2010.

(9) In March 2010, we issued to an individual a zero coupon convertible promissory note with a face value of $250,000 for net proceeds of $200,000 and a maturity date in May 2010. The net proceeds of $200,000 include an issuance fee of $42,000 plus a yield of 24%. In May 2010, the note’s maturity was extended to July 2010 for an additional fee of 200,000 shares of our common stock, which were issued on July 9, 2010. In July 2010, the note’s maturity was further extended to September 2010 for a fee of 300,000 shares of our common stock, issued on September 15, 2010. The note due in September 2010 was again extended to December 2010 in exchange for a monthly interest payment of 9% per annum. For the nine months ended September 30, 2010, we accreted its carrying value approximately $8,000 to interest expense with an overall return to the investor of 14.9%, exclusive of the value of our common stock which approximates $87,000.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(10) On July 8, 2010, we entered into a settlement agreement with MDwise, Inc. (“MDwise”) whereby MDwise would relinquish all claims against us in exchange for four payments of $50,000 to be paid by us during the remainder of 2010. As security for our obligation to make the payments, we issued to MDwise a promissory note in the amount of $350,000 bearing interest at the rate of 8% per annum. If the four installments of $50,000 are paid as scheduled, the promissory note will be cancelled and all disputes between the parties will be considered resolved. The last payment of $50,000 was made in October 2010. As a result, the note was later cancelled with no interest payment.

NOTE 8 – SUBORDINATED DEBENTURES

We were unable to repay our 7 1/2% convertible subordinated debentures in the amount of $2,244,000 of principal or to pay the final interest installment of $84,150 on the debentures’ maturity date of April 15, 2010. However, we have reached agreement with certain owners of the debentures representing approximately 74%, or $1.7 million, of the debentures to cancel such debentures in exchange for the issuance by us of senior promissory notes, warrants to purchase our common stock, and cash payments of approximately $86,000 in the aggregate. The senior promissory notes bear interest at a rate of 10% per annum, payable semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior promissory notes. The warrants allow for the purchase of an aggregate of approximately 6.8 million shares of our common stock at an exercise price of $0.25 per share. All of the warrants have five year terms and are currently exercisable. We are not able to estimate the financial effect resulting from a state of default with respect to the debentures held by the remaining bond holders.

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

NOTE 10 – COMMON STOCK

During the three months ended September 30, 2010, the number of our shares of common stock outstanding changed due to the following activity:

•	On July 9, 2010, we issued 200,000 shares of our common stock to a note holder of the Company in lieu of cash paid for interest.
•	On July 27, 2010 we sold 4,600,000 shares of our common stock to an existing investor in the Company for aggregate proceeds of $1,150,000.
•	On August 12, 2010, we sold 1,000,000 shares of our common stock in a private placement transaction to one accredited investor for aggregate proceeds of $250,000.
•	On September 12, 2010, we issued 80,000 shares of our common stock to a consultant who accepted the shares in lieu of $20,000 of cash compensation.
•	On September 15, 2010, we issued 300,000 shares of our common stock to a note holder of the Company in lieu of cash paid for interest.

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

As of September 30, 2010, 995,660 shares of our Preferred Stock were authorized and 14,400 shares were issued and outstanding. The outstanding shares consist of Series C Convertible Preferred Stock, $50.00 par value (“Series C Convertible Preferred Stock”), which are convertible into our common stock at the initial rate of

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

approximately 316.28 shares of common stock for each share of Series C Convertible Preferred Stock. The conversion rate is adjustable for any dilutive issuances of common stock occurring in the future. The rights and preferences of the Series C Convertible Preferred Stock include, among other things, the following:

•	liquidation preferences;
•	dividend preferences;
•	the right to vote with the common stockholders on matters submitted to the Company’s stockholders; and
•	the right, voting as a separate class, to elect five directors of the Company.

In March 2009, we designated 7,000 shares of Series D Convertible Preferred Stock. No shares of Series D Convertible Preferred Stock are outstanding as of September 30, 2010. Of the 7,000 designated shares, 290 are presently acquirable through the exercise of warrants issued to members of our Board of Directors and certain members of management during 2009. Once issued, a share of Series D Convertible Preferred Stock is convertible at any time after the date of issuance and without the payment of additional consideration into 100,000 shares of common stock, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. Each holder of a share of Series D Convertible Preferred Stock is entitled to notice of any stockholders’ meeting and to vote on any matters on which the shares of our common stock may be voted. In a stockholder vote, a share of Series D Convertible Preferred Stock is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares of common stock. Holders of Series D Convertible Preferred Stock also have certain liquidation and dividend preferences.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

(1)	A complaint entitled “MDwise, Inc. vs. Comprehensive Behavioral Care, Inc.” was filed against us in April 2009 in the Marion County Superior Court in Indiana by MDwise, a former client located in Indiana. The complaint sought unspecified damages and a declaratory judgment requiring us to pay outstanding provider claims that are allegedly our responsibility under the expired contract. On July 8, 2010, we entered into a settlement agreement with MDwise whereby MDwise would relinquish all claims against us in exchange for four payments of $50,000 to be paid by us during the remainder of 2010. As security for our obligation to make the payments, we issued to MDwise a promissory note in the amount of $350,000 bearing interest at the rate of 8% per annum. During the three months ended September 30, 2010, we paid three installments of $50,000 as scheduled. The last payment was made in October 2010. As a result, the promissory note was cancelled and the complaint was dismissed with prejudice.

(2)	We initiated an action against Jerry Katzman in July 2009 in the U.S. District Court for the Middle District of Florida alleging that Mr. Katzman, a former director, fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement. In December 2009, Mr. Katzman filed an answer and counterclaim. The counterclaim requested judgment in Mr. Katzman’s favor and compensatory damages to remedy alleged breaches of contract by us. The matter was tried before a jury on September 27, 2010, and a verdict was rendered by the jury on October 1, 2010. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract. The jury also found that Mr. Katzman was entitled to no award on his counterclaim. Mr. Katzman and the Company have filed post trial motions. Mr. Katzman also simultaneously initiated litigation in the Delaware Court of Chancery seeking indemnification for his fees and costs incurred, in part, in the litigation described above. The company is vigorously opposing the Delaware litigation and seeking sanctions against Mr. Katzman for frivolous litigation and forum shopping.

In April, 2010, the Company initiated litigation against Mr. Katzman and his domestic partner, Margaret “Peggy” Husted (the “Defendants”), relating to shares of Company stock that the Company contends were improperly issued. The Company asserted claims against the Defendants for violation of various provisions of the Securities Exchange Act, conversion, and breach of fiduciary duty as to Mr. Katzman, only. Discovery in this matter has just begun and the Company will continue to vigorously pursue the recovery of the disputed stock and damages, as appropriate.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

(4)	On September 21, 2010, a complaint entitled “InfoMc, Inc. v. Comprehensive Behavioral Care, Inc. and CompCare de Puerto Rico, Inc.” was filed against us in the U.S. District Court for the Eastern District of Pennsylvania alleging, among other things, that we improperly used InfoMC, Inc.’s trademarks in connection with CompCare de Puerto Rico, Inc’s. proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint asserts claims for federal trademark infringement, false advertising, unfair competition, conversion, promissory estoppel and unjust enrichment. InfoMC, Inc. is seeking monetary damages in an unspecified amount and certain injunctive relief. We will vigorously defend ourselves against the allegations asserted. However, until the complaint is withdrawn or settled, we will incur legal fees in defending against this action and may be subject to awards of compensatory and other damages, including attorneys’ fees.

(5)	In connection with an agreement with a new client to provide mental health and substance abuse services and pharmacy prescription drugs management services in Puerto Rico, we obtained a letter of credit from a bank in the amount of $4,000,000 for the benefit of the client to secure our compliance with our obligations under the agreement. The client may draw on all or part of the letter of credit under certain circumstances, including our lack of compliance with certain of our obligations under the agreement. Collateral for the letter of credit was provided by a major stockholder of the Company. If the client draws upon the letter of credit, we may be liable to our major stockholder for the amount of collateral accessed by the bank to fulfill its obligations under the letter of credit.

Additionally in relation to this Puerto Rico agreement, certain of our companies, specifically, the parent Comprehensive Care Corporation (“CCC”) and principal operating subsidiary, CBC, have executed guarantees of the payment and performance obligations of our subsidiary that is party to the agreement, CCPR. Should CCPR default on its obligations, the client will be able to seek satisfaction under the contract from CCC and CBC.

NOTE 13 – RELATED PARTY TRANSACTIONS

In connection with employment agreements executed with our Chairman and Chief Executive Officer, our former President and Co-Chief Executive Officer, and our Chief Financial Officer, we have deferred compensation owing to these individuals of approximately $368,077, $65,438 and $177,272, respectively, as of September 30, 2010.

On September 24, 2010, we entered into a consulting agreement with our former Co-Chief Executive Officer, John M. Hill, in conjunction with his resignation effective of the same date. The agreement states that in exchange for payments aggregating $250,000 to be paid over the next twelve months, Mr. Hill will perform consulting services to improve the efficiency of our clinical operations. Mr. Hill is a related party to the Company by virtue of the position he held as Co-Chief Executive Officer and his ownership of more than five per cent of our common stock, calculated on a beneficial ownership basis.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 14 – SEGMENT INFORMATION

Summary financial information for our two reportable segments and Corporate and other is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Managed Care
Revenues	$7,898	$3,559	$17,315	$10,411
Gross Margin	350	52	1,801	450
Loss before income taxes	(1,428)	(905)	(1,667)	(1,608)

Consumer Marketing
Revenues	3	9	29	18
Gross Margin	(2)	4	1	9
Loss before income taxes	(53)	(214)	(353)	(606)

Corporate and Other
Revenues	--	--	--	--
Gross Margin	--	--	--	--
Loss before income taxes	(2,178)	(1,547)	(6,517)	(12,428)

Consolidated Operations
Revenues	7,901	3,568	17,344	10,429
Gross Margin	348	56	1,802	459
Loss before income taxes	(3,659)	(2,666)	(8,537)	(14,642)

Pre-acquisition loss before income taxes	--	--	--	(720)

Loss before income taxes – post-acquisition	(3,659)	(2,666)	(8,537)	(13,922)

NOTE 15 – SUBSEQUENT EVENTS

For the purpose of this disclosure we have evaluated potential subsequent events through the date these financial statements were issued, November 12, 2010. Other than the events previously disclosed in the preceding footnotes, there were no reportable subsequent events.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Primarily through CBC and its subsidiaries, we provide managed healthcare services in the behavioral health and psychiatric fields. Recent federal and state legislation provides a new focus for CBC in specialty behavioral health care areas such as Autism Spectrum Disorders (“ASD”) and Attention Deficit Disorder (“ADD”). Additionally, CBC provides pharmacy and analytic services for its health plan customers to integrate medical claims data and pharmacy data into actionable information so patient care can be coordinated cost effectively. We coordinate and manage the delivery of a continuum of psychiatric and substance abuse services and products to:

— commercial members;

— Medicare members;

— Medicaid members; and

— CHIP members.

on behalf of:

— health plans;

— government organizations;

— third-party claims administrators;

— commercial purchasers; and

— other group purchasers of behavioral healthcare services.

Our customer base includes both private and governmental entities. We provide services primarily through a network of contracted providers that includes:

— psychiatrists;

— psychologists;

— therapists;

— other licensed healthcare professionals;

— psychiatric hospitals;

— general medical facilities with psychiatric beds;

— residential treatment centers; and

— other treatment facilities.

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

We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to our clients’ members. Our arrangements with our clients fall into two broad categories:

— at-risk or capitation arrangements where our clients pay us a fixed fee per member in exchange for our assumption of the financial risk of providing services; and

— ASO arrangements where we manage behavioral healthcare programs or perform various managed care services, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

ANCILLARY PRODUCTS

Through our subsidiaries, including Core, we provide healthcare related ancillary products through various distribution channels.

Our ancillary products include:

➢ Pharmaceutical Management -	With this product we integrate multiple sets of clinical data to perform an analysis of behavioral pharmaceutical usage and trends to effectively quantify, monitor, strategically plan, and most importantly implement the most effective quality and cost management strategies.

➢ LifeGuide247™ -	This is a 24-hour service that provides guidance through life’s difficult situations, such as job stress, financial troubles, relationships, grievance and simple legal matters. Service is available online or by telephone.

➢ Emergency Vital Records -	This product provides access to members’ vital medical records to emergency responders in the case of an emergency. Paramedics and emergency room practitioners can now access a member’s medical records quickly and easily in cases where the member may not be able to provide key information at such a critical time. The product provides answers to 25 key questions patients need to provide an emergency room. We have immediate interest in this product.

➢ Vision/Dental/Medical -	These are inexpensive discount programs that are low cost to us but provide an excellent annuity.

➢ Other Insurance Products -	We plan on marketing these insurance products to our existing customer base sometime in the future.

➢ Pharmacy Discounts -	This is a prescription discount program. The program incorporates two tiers. Tier one is a free card that gives discounts on prescription drugs. Tier two provides deeper discounted rates on name brand and generic prescription drugs. Tier two requires the payment of a monthly fee by members.

RECENT DEVELOPMENTS

Agreement to serve Puerto Rico Medicare Members

On August 13, 2010, CompCare de Puerto Rico, Inc. (“CCPR”), a wholly-owned subsidiary of CBC, entered into an Agreement for the Provision of Services with MMM Healthcare, Inc. and its corporate affiliate PMC Medicare Choice, Inc. (collectively, “MMM/PMC”) to provide on an exclusive basis mental health and substance abuse services

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

and pharmacy prescription drugs management services to members of MMM/PMC’s benefit health plans in Puerto Rico. The agreement became effective on September 18, 2010.

The agreement provides for an initial two year term, with automatic renewals for additional one year terms unless either party gives 90 days prior written notice of its intention not to renew the agreement. In the event MMM/PMC should terminate the agreement without cause, it is required under the terms of the agreement to pay CCPR certain monetary penalties.

Pursuant to the agreement, MMM/PMC is required to pay CCPR a per member per month fee on a capitation basis for certain administrative, mental health and pharmacy management services based on MMM/PMC’s then monthly number of health plan members. The projected annual revenues of CCPR due to this agreement are expected to exceed $45 million with net income from the contract estimated at break-even.

Accordingly, CCPR will be assuming the financial risk of providing the contracted mental health services and psychotropic pharmacy management services. Under certain circumstances we may enter into negotiations to adjust the capitation rates paid to CCPR. No assurance can be given that such negotiations will be fulfilled in our favor.

In connection with the agreement, CBC and CCPR obtained a letter of credit from a bank in the amount of $4,000,000 (the “Letter of Credit”) for the benefit of MMM/PMC to secure CCPR’s compliance with its obligations under the agreement. MMM/PMC may draw on all or part of the Letter of Credit under certain circumstances, including CCPR’s failure to comply with certain of its obligations under the agreement. The collateral for the Letter of Credit was provided by a major stockholder of the Company. The Letter of Credit is to remain in full force during the term of the agreement and for six months thereafter, reducing in amount by $666,666 per month. Additionally, and as part of the agreement, we and our primary operating subsidiary, CBC, executed a guarantee of CCPR’s payment and performance of its obligations under or relating to the agreement.

Pursuant to the agreement, MMM/PMC provided an interest-free advance of $600,000 on September 20, 2010 against any compensation due to CCPR in the final month of the initial contract term. In exchange for the $600,000 advance, the Company issued to an affiliate of MMM/PMC a five-year warrant effective September 18, 2010 to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share.

Opening of Puerto Rico office

On September 7, 2010, CompCare launched a full-service office in San Juan, Puerto Rico that provides an on-site customer service call center, care management, claims processing and the administration of special patient requests, including 24/7 access to emergency services. The Puerto Rico office is staffed by 39 employees who are dedicated to serving our Puerto Rico clients and members.

Other Recent Developments

On September 24, 2010, John M. Hill, our then Co-Chief Executive Officer, President and a member of our Board of Directors, upon mutual agreement with our Board, resigned from his position as our Co-Chief Executive Officer, President and as a member of our Board. Clark Marcus thus became the sole Chief Executive Officer of the Company.

On July 22, 2010, we acquired the remaining 49% interest owned by the minority partner in our jointly owned subsidiary, CCPR. CCPR was established in 2008 to develop our managed behavioral health care business in Puerto Rico. With this transaction, we now own 100% of CCPR, positioning the Company to take full advantage of additional opportunities in the Puerto Rico market.

In addition to the aforementioned new contract in Puerto Rico, we added five other new customers to our portfolio of clients during the first three quarters of 2010. In the aggregate, we will manage an additional 250,000 members on a capitated or ASO basis for health plans servicing Medicaid, Medicare, CHIP, and commercial members. We expect revenues of approximately $8 million from these new contracts in 2010, resulting in associated net income of approximately $0.4 million and $0.01 in earnings per share. In 2011, we anticipate revenues of approximately $11 million that will generate net income of approximately $0.6 million and earnings per share of $0.01. Our expectations of the financial performance of these contracts are estimates and are subject to the effects of future trends in utilization and our ability to control costs, among

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

many factors. Accordingly, no assurance can be given that such annual revenues, results of operations, and earnings per share will actually be realized on such contracts.

We were unable to repay our 7 1/2% convertible subordinated debentures in the amount of $2,244,000 of principal or to pay the final interest installment of $84,150 on the debentures’ maturity date of April 15, 2010. However, we have reached agreement with certain owners of the debentures representing approximately 74%, or $1.7 million, of the debentures to cancel such debentures in exchange for the issuance by us of senior promissory notes, warrants to purchase shares of our common stock, and cash payments of approximately $86,000 in the aggregate. The senior promissory notes bear interest at a rate of 10% per annum, payable semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior promissory notes. The warrants allow for the purchase of an aggregate of approximately 6.8 million shares of our common stock at an exercise price of $0.25 per share. All of the warrants have five year terms and are currently exercisable. We are not able to estimate the financial effect resulting from a state of default with respect to the debentures held by the remaining bond holders.

RESULTS OF OPERATIONS

For the three months ended September 30, 2010, we reported an operating loss of $3.2 million and a net loss of $3.7 million, or $0.07 loss per share (basic and diluted).

The following table summarizes our operating results from continuing operations for the three months ended September 30, 2010 and 2009 (amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009
Operating revenues:
Managed care	$ 7,898	$ 3,559
Consumer marketing	3	9

Total revenues	7,901	3,568

Costs of services and sales:
Claims expense	6,079	2,605
Other healthcare operating expenses	1,469	902
Other costs of services and sales	5	5

Total costs of services and sales	7,553	3,512

Gross margin	348	56
Other Expenses:
General and administrative expenses	2,259	2,224
Bad debt expense	--	--
Depreciation and amortization	201	187

Total operating expenses	2,460	2,411
Equity based expenses	1,127	212

Total expenses	3,587	2,623

Operating loss before pre-acquisition loss	$ (3,239)	$ (2,567)

Managed care revenues increased by 121.9%, or $4.3 million, to $7.9 million for the three months ended September 30, 2010 compared to $3.6 million for the three months ended September 30, 2009, attributable primarily to $3.1 million of new business with customers located in Texas, Wisconsin, Puerto Rico and Louisiana.

Claims expense on capitated contracts increased by approximately $3.5 million, or 133.4%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, due primarily to an increase of $3.9 million in claims expense attributable to the aforementioned new business with customers in Texas, Wisconsin, Puerto Rico and Louisiana. Claims expense as a percentage of capitated revenues decreased from 88.0% for the three months ended September 30, 2009 to 83.2% for the three months ended September 30, 2010 due to rate increases totaling approximately $0.3 million received on two major contracts in Michigan as well as lower utilization of services in Michigan. Other healthcare operating expenses, attributable to servicing both capitated contracts and ASO contracts, increased by 62.9%, or approximately $567,000, due primarily to costs associated with opening a new office location in Puerto Rico during the three months ended September 30, 2010. Overall, gross margin increased by

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

$292,000 from $56,000 for the three months ended September 30, 2009 to $348,000 for the three months ended September 30, 2010.

The following table summarizes our operating results from continuing operations for the nine months ended September 30, 2010 and 2009 (amounts in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009
Operating revenues:
Managed care	$ 17,315	$ 10,411
Consumer marketing	29	18

Total revenues	17,344	10,429

Costs of services and sales:
Claims expense	11,696	6,893
Other healthcare operating expenses	3,818	3,068
Other costs of services and sales	28	9

Total costs of services and sales	15,542	9,970

Gross margin	1,802	459
Other Expenses:
General and administrative expenses	6,506	4,994
Bad debt expense	--	4
Depreciation and amortization	553	498

Total operating expenses	7,059	5,496
Merger transaction costs	--	589
Equity based expenses	2,031	8,813

Total expenses	9,090	14,898

Operating loss before pre-acquisition loss	$ (7,288)	$ (14,439)

Managed care revenues increased 66.3%, or $6.9 million, to $17.3 million for the nine months ended September 30, 2010 compared to $10.4 million for the nine months ended September 30, 2009. The increase is primarily attributable to $5.0 million of new business from customers located in Texas, Wisconsin, Puerto Rico and Louisiana and approximately $1.3 million of additional revenue from existing customers in Michigan.

Claims expense on capitated contracts increased approximately 69.7%, or $4.8 million, for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, due primarily to an increase of $5.8 million in claims expense attributable to the aforementioned new business with customers in Texas, Wisconsin, Puerto Rico and Louisiana, offset by a reduction of $1.2 million of claims expense following a settlement with a former customer. The claims expense reduction resulting from the settlement also accounted for the decrease in claims expense as a percentage of capitated revenues, which decreased from 79.1% for the nine months ended September 30, 2009 to 74.6% for the nine months ended September 30, 2010. Other healthcare operating expenses, attributable to servicing both capitated contracts and ASO contracts, increased 24.4%, or approximately $750,000, due primarily to costs associated with opening a new office location in Puerto Rico, higher physician case review fees, and costs related to increasing the size of our employee base to accommodate expected growth prospects in the near future. Overall, gross margin increased by $1.3 million from $459,000 for the nine months ended September 30, 2009 to $1.8 million for the nine months ended September 30, 2010.

General and administrative expenses increased by 30.3%, or approximately $1.5 million, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due primarily to settlement expenses, legal fees, and costs related to increasing the size of the executive management team to accommodate expected growth prospects in the near future.

We had no merger transaction costs for the nine months ended September 30, 2010 compared to $589,000 incurred during the nine months ended September 30, 2009, which consisted primarily of financial advisory and legal fees. Equity based expenses of $2.0 million recorded in the nine months ended September 30, 2010 are comprised of $874,000 of expenses related to stock options and warrants granted to employees and directors and $1.2 million of expenses for stock options and warrants issued to consultants and clients. Equity based expenses of $8.9 million in

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

2009 is comprised of $8.2 million of expenses related to stock options and warrants granted to employees and directors, $500,000 of expenses for stock options and warrants issued to consultants, and $91,000 of expenses due to the early vesting of stock options as a result of the change in control.

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

CONCENTRATION OF RISK

For the nine months ended September 30, 2010, approximately 54.0% of our operating revenue was concentrated in contracts with three health plans to provide behavioral healthcare services under CHIP, Medicare and Medicaid plans. In addition, 43.2% of our operating revenue was attributable to health plan clients servicing Medicaid members in the state of Michigan. The terms of the contracts ranged from one to two years and are automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice.

On September 23, 2010, we received notice from a major customer located in Michigan serving Medicaid and Medicare members that it would manage its members’ behavioral health care benefits through an affiliate and consequently discontinue contracting with us effective December 31, 2010. Revenues from this client accounted for 20.9% of our operating revenues for the nine months ended September 30, 2010 and 27.1% of our operating revenues for the nine months ended September 30, 2009. The loss of further clients in which our revenue is concentrated, unless replaced by new business, would have a material negative impact on us.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Our primary source of liquidity on an on-going basis consists of the monthly capitation payments we receive from our clients for providing managed care services. Based on historical experience, there is a high degree of certainty with respect to the reliability and timing of these payments from continuing contracts. However, the expiration of existing contracts or commencement of new contracts may cause our operational cash flow to vary significantly.

Our external sources of funds consist primarily of borrowings, lease financing, and the use of our common stock as a form of liquidity:

Borrowings. We have used on an as-needed basis unsecured loans from individuals and companies to meet on-going working capital needs. The duration of the borrowings has ranged from one week to three years, with stated interest rates ranging from 7% to 24%. Certain of the loans have contained features such as the ability to convert all or a portion of the loan into our common stock, or have had a warrant for the purchase of our common stock issued in conjunction with the loan, or both. During the nine months ended September 30, 2010, we obtained approximately $3.6 million in loans to fund our operations, of which $1.5 had been repaid at September 30, 2010. Repayments of borrowings were made with cash generated from operations and new borrowings. Future repayments are expected to be made from similar sources.

A further source of liquidity via borrowing is the renegotiation of a portion of our convertible subordinated debentures that were due in full on April 15, 2010. We were not able to repay the debentures on the due date, but have converted approximately $1.7 million, or 74%, of the outstanding debentures to three-year senior promissory notes with an interest rate of 10%.

Lease Financing. Liquidity has also been provided by the use of lease financing to acquire capital equipment. The leases are secured by the equipment acquired, have implied interest rates ranging from 13.4 to 18.6% and have 36 and 48 month terms. During the nine months ending September 30, 2010, we financed through capital leases the acquisition of approximately $419,000 of software and equipment.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Sales of common stock. We periodically sell our common stock in private placements. The funds from such sales have been used for working capital purposes. During the nine months ended September 30, 2010, we raised approximately $1.5 million through the sale of our common stock.

Use of common stock in lieu of cash. Certain vendors and note holders have accepted our common stock as payment for services, interest and debt. During the nine months ended September 30, 2010, we avoided cash outlays of approximately $2.4 million for services, interest and debt repayment by issuing our common stock.

We do not have any unused sources of liquidity, collateral to use in obtaining a secured loan or line of credit, or access to debt markets. Our ability to continue to borrow funds on an unsecured basis is unknown, as well as our ability to sell our common stock in private placements. With the exception of contracted maturities of debt, there are no other known future liquidity commitments or events. We do not have any off-balance sheet financing arrangements.

The following is a schedule of our contractual commitments as of September 30, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Amounts in thousands)
Subordinated Debentures (a)	637	637	--	--	--
Debt Obligations (b)	$ 5,547	3,759	1,788	--	--
Capital Lease Obligations (c)	735	329	370	36	--
Operating Lease Obligations (d)	290	211	79	--	--

Total	$ 7,209	4,936	2,237	36	--

(a)	Amount represents the remaining balance plus accrued interest at 10% of our convertible subordinated debentures for which we have not been able to convert to senior promissory notes. We were unable to repay our subordinated debentures in the amount of $2,244,000 of principal on the debentures’ maturity date of April 15, 2010. However, we have reached agreement with certain owners of the debentures representing approximately 74%, or $1.7 million, of the debentures to cancel such debentures in exchange for the issuance by us of 10% senior promissory notes. At September 30, 2010, the resolution of the remaining debentures is unknown.
(b)	Represents amounts due under promissory notes, zero-coupon promissory notes, and the senior promissory notes issued as a result of conversions of certain of our subordinate debentures.
(c)	Capital lease obligations is secured debt incurred under non-cancelable financing leases of computer hardware, telecommunications equipment, and computer software.
(d)	Represents amounts due under non-cancelable rental agreements for office equipment and building office space.

During the nine months ended September 30, 2010, cash and cash equivalents increased by a net of approximately $0.3 million, attributable primarily to $1.5 million in cash provided by the sale of our stock in private placements and $1.9 million in net proceeds from the issuance of note obligations, offset by $2.8 million in cash used in operating activities, $135,000 paid to acquire the stock of a jointly owned subsidiary held by a third party, and $154,000 in investments in equipment and software.

At September 30, 2010, cash and cash equivalents were approximately $1.0 million. We had a working capital deficit of $14.0 million at September 30, 2010 and an operating loss of $7.3 million for the nine months ended September 30, 2010. We expect that with our existing contracts plus the possible addition of new contracts we are seeking and the expected continued financial support from our major stockholders, that we will be able to reduce our operating losses and sustain current operations over the next 12 months. We are looking at various sources of financing if operations cannot support our ongoing plan; however, there are no assurances that we will be able to find such financing in the amounts or on terms acceptable to us, if at all. Failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2010 would adversely affect our ability to achieve our business objectives and continue as a going concern. There can be no assurance as to the availability of any additional debt or equity financing, or that we will be able to achieve profitable operations and positive cash flows. These conditions raise doubt about our ability to continue as a going concern.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Although management believes that our current cash position plus the expected continued support of our major stockholders will be sufficient to meet our current levels of operations, additional cash resources may be required should we wish to accelerate sales or complete one or more acquisitions. Additional cash resources may be needed if we do not meet our sales targets, cannot refinance our debt obligations, exceed our projected operating costs, or incur unanticipated expenses. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution and have not made any arrangements to obtain such additional financing. We can provide no assurance that we will not require additional financing or that we will be able to refinance our existing debt obligations in the event such refinancing should be needed or advisable. Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed, or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material adverse effect on our business, financial condition and results of operations.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates and no assurances can be given that such variability will not be significant, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $5.5 million claims payable amount reported as of September 30, 2010.

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

During the nine months ended September 30, 2010, we entered into a contract to provide autism treatment services to a health plan’s membership for which there was no historical claims data. In the absence of data upon which to base pricing, we included cost sharing/cost savings provisions in the agreement with the health plan whereby we share in the additional cost or cost savings when comparing actual claims costs to the estimated claims costs incorporated into the contract’s pricing. Accordingly, we may adjust our revenue periodically as claims data becomes available to permit a comparison of actual claims costs to targeted claims costs. Such adjustments are made when we believe such adjustments are probable and reasonably estimable, but are subject to the effects of unforeseen fluctuations in utilization, among other factors.

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

The accrued claims payable ranges were between $5.3 and $5.5 million at September 30, 2010 and between $4.6 and $4.7 million at December 31, 2009. Based on the information available, we determined our best estimate of the accrued claims liability to be $5.5 million at September 30, 2010 and $4.7 million at December 31, 2009. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last three years.

Accrued claims payable at September 30, 2010 and December 31, 2009 are comprised of approximately $2.1 million and $2.7 million, respectively, of submitted and approved claims, which had not yet been paid, and $3.4 million and $2.0 million for IBNR claims, respectively.

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

By way of example, a 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at September 30, 2010 could increase our claims expense by approximately $64,000 and reduce our net results as illustrated in the table below:

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Change in Healthcare Costs:

(Decrease) Increase	(Decrease) Increase In Claims Expense

(5%)	($64,000)
5%	$64,000

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

We generally have the ability to cancel a contract with 60 to 90 days written notice or request a renegotiation of terms under certain circumstances, if a managed care contract is not meeting our financial goals. Prior to a cancellation, we typically submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in our favor. If a rate increase is not granted, we have the ability, in most cases, to terminate the contract and limit our risk to a short-term period.

We perform a review of our portfolio of contracts on a quarterly basis to identify loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At September 30, 2010, no contract loss reserve for future periods was necessary in management’s opinion.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with ASC 450-10, “Contingencies” (“ASC 450-10”), and related pronouncements. In accordance with ASC 450-10, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Except as described below, as of September 30, 2010, there were no material contingencies requiring accrual or disclosure.

A complaint entitled “MDwise, Inc. vs. Comprehensive Behavioral Care, Inc.” was filed against us in April 2009 in the Marion County Superior Court in Indiana by MDwise, Inc. (“MDwise”), a former client located in Indiana. The complaint sought unspecified damages and a declaratory judgment requiring us to pay outstanding provider claims that are allegedly our responsibility under the expired contract. On July 8, 2010, we entered into a settlement agreement with MDwise whereby MDwise would relinquish all claims against us in exchange for four payments of $50,000 to be paid by us during the remainder of 2010. As security for our obligation to make the payments, we issued to MDwise a promissory note in the amount of $350,000 bearing interest at the rate of 8% per annum. During the three months ended September 30, 2010, we paid three installments of $50,000 as scheduled. The last payment was made in October 2010. As a result, the promissory note was cancelled and the complaint was dismissed with prejudice.

We initiated an action against Jerry Katzman in July 2009 in the U.S. District Court for the Middle District of Florida alleging that Mr. Katzman, a former director, fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement. In December 2009, Mr. Katzman filed an answer and counterclaim. The counterclaim requested judgment in Mr. Katzman’s favor and compensatory damages to remedy alleged breaches of contract by us. The matter was tried before a jury on September 27, 2010, and a verdict was rendered by the jury on October 1, 2010. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract. The jury also found that Mr. Katzman was entitled to no award on his counterclaim. Mr. Katzman and the Company have filed post trial motions. Mr. Katzman also simultaneously initiated litigation in the Delaware Court of Chancery seeking indemnification for his fees and costs incurred, in part, in the litigation described above. The company is vigorously opposing the Delaware litigation and seeking sanctions against Mr. Katzman for frivolous litigation and forum shopping.

In April, 2010, the Company initiated litigation against Mr. Katzman and his domestic partner, Margaret “Peggy” Husted (the “Defendants”), relating to shares of Company stock that the Company contends were improperly issued. The Company asserted claims against the Defendants for violation of various provisions of the Securities Exchange Act, conversion, and breach of fiduciary duty as to Mr. Katzman, only. Discovery in this matter has just begun and the Company will continue to vigorously pursue the recovery of the disputed stock and damages, as appropriate.

On July 2, 2010, CBC, our wholly-owned subsidiary, entered into a Settlement Agreement, Release and Other Binding Commitments, by and among Inspira Mental Health Management, Inc. (“Inspira”), CBC and Messrs. John Hill, Clark Marcus, and Giuseppe Crisafi (the “Settlement Agreement”), for the settlement of a complaint filed by Inspira on April 5, 2010 entitled “Inspira Mental Health Management, Inc. v. Comprehensive Behavioral Care, Inc., John Hill, Clark Marcus, Giuseppe Crisafi”. The complaint claimed breach of contract and bad faith by CBC with respect to the Shareholders Agreement, dated December 8, 2008, and a Memorandum of Understanding, executed July 24, 2008, each between Inspira and CBC, each relating to CompCare de Puerto Rico (“CCPR”). Inspira also asserted claims of breach of fiduciary duty against Messrs. Hill, Marcus and Crisafi as CCPR officers and directors. Inspira sought compensatory damages against CBC and Messrs. Hill, Marcus and Crisafi of up to $2,000,000 and a judicial dissolution of CCPR. The Settlement Agreement provides that in exchange for Inspira filing a stipulation of dismissal with prejudice of the above-referenced action, the exchange of mutual releases and the resignation of two CCPR directors nominated by Inspira, CBC would, among other things, acquire Inspira’s 49% equity interest in CCPR for $135,000 and enter into an agreement with Inspira whereby Inspira would become a preferred provider of managed behavioral healthcare services to CCPR clients in Puerto Rico. Such transactions were consummated on July 19, 2010. On July 22, 2010, Inspira filed a Stipulation of Dismissal of the above-referenced action with the Court of First Instance, Superior Court of Puerto Rico.

On September 21, 2010, a complaint entitled “InfoMc, Inc. v. Comprehensive Behavioral Care, Inc. and CompCare de Puerto Rico, Inc.” was filed against us in the U.S. District Court for the Eastern District of Pennsylvania alleging, among other things, that we improperly used InfoMC, Inc.’s trademarks in connection with CompCare de Puerto Rico, Inc’s. proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint asserts claims for federal trademark infringement, false advertising, unfair competition, conversion, promissory estoppel and unjust enrichment. InfoMC, Inc. is seeking monetary damages in an unspecified amount and certain injunctive relief. We will vigorously defend ourselves against the allegations asserted. However, until the

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

complaint is withdrawn or settled, we will incur legal fees in defending against this action and may be subject to awards of compensatory and other damages, including attorneys’ fees.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold and issued shares of our common stock and issued warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

-	On July 9, 2010, we issued 200,000 shares of our common stock to a note holder of the Company in lieu of cash paid for interest.

-	On July 12, 2010, we issued a warrant with a five year term to purchase 300,000 shares of our common stock to a key employee. The warrant may be exercised at the price of $0.50 per share, to the extent vested. The shares acquirable pursuant to the warrant vest in three equal amounts 12 months, 24 months and 36 months following the warrant issuance date.

-	On July 27, 2010, we sold 4,600,000 shares of our common stock to an existing investor in the Company for aggregate proceeds of $1,150,000.

-	On August 12, 2010, we sold 1,000,000 shares of our common stock in a private placement transaction to one accredited investor for aggregate proceeds of $250,000. In connection with this sale, we issued a warrant to a consultant to the Company for financial services. The warrant has a five year term and enables the holder to purchase 100,000 shares of our common stock. The warrant was vested in full at issuance and may be exercised at the price of $0.25 per share.

-	On August 13, 2010, we issued a five-year warrant, dated September 18, 2010, to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.25 to an affiliate of a company for which we have agreed to provide behavioral health and prescription drugs management services beginning September 18, 2010. The warrant was issued in exchange for a $600,000 advance from the customer that is due to be repaid out of the final capitation payment received from the client.

-	On August 23, 2010, we issued to a key employee a five year warrant to purchase 300,000 shares of our common stock. The warrant may be exercised at the price of $0.50 per share, to the extent vested. The shares acquirable pursuant to the warrant vest as follows:
•	75,000 vest at the warrant issuance date
•	75,000 vest 12 months after the warrant issuance date
•	75,000 vest 24 months after the warrant issuance date
•	75,000 vest 30 months after the warrant issuance date

-	On September 12, 2010, we issued 80,000 shares of our common stock to a consultant who accepted the shares in lieu of $20,000 of cash compensation.

-	On September 13, 2010, we issued a warrant with a five year term to purchase 1,000,000 shares of our common stock to a key sales and marketing employee. The warrant may be exercised at the price of $1.00 per share, to the extent vested. Vesting of shares acquirable pursuant to the warrant is dependent on the employee’s attainment of annual sales targets.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

-	On September 15, 2010, we issued 300,000 shares of our common stock to a note holder of the Company in lieu of cash paid for interest.

-

On October 4, 2010, we issued a five year warrant to purchase 1,058,250 shares of our common stock to a holder of our 7 1/2% convertible subordinated debentures who had agreed to exchange his debenture plus accrued interest thereon for a senior promissory notes issued by us. The warrant was vested in full at issuance, will expire in October 2015, and is exercisable at a price of $0.25 per share.

-

On November 3, 2010, we issued an aggregate of 66,400 warrants to two holders of our 7 1/2% convertible subordinated debentures who had agreed to exchange their debentures plus accrued interest thereon for senior promissory notes issued by us. The warrants were vested in full at issuance, expire in November 2015, and are exercisable at a price of $0.25 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We were unable to repay our 7 1/2% convertible subordinated debentures in the amount of $2,244,000 of principal or to pay the final interest installment of $84,150 on the debentures’ maturity date of April 15, 2010. However, we have reached agreement with certain owners of the debentures representing approximately 74%, or $1.7 million, of the debentures to cancel such debentures in exchange for the issuance by us of senior promissory notes, warrants to purchase shares of our common stock, and cash payments of approximately $86,000 in the aggregate. The senior promissory notes bear interest at a rate of 10% per annum, payable semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior promissory notes. The warrants allow for the purchase of an aggregate of approximately 6.8 million shares of our common stock at an exercise price of $0.25 per share. All of the warrants have five year terms and are currently exercisable. We are not able to estimate the financial effect resulting from a state of default with respect to the debentures held by the remaining bond holders.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

4.2	Form of warrant to purchase Common Stock issued by Comprehensive Care Corporation to MSO of Puerto Rico, Inc. dated September 18, 2010, incorporated by reference to Exhibit 4.2 to our Form 10-Q for the quarterly period ended June 30, 2010 and filed August 16, 2010.
10.21	Agreement for the Provision of Services, dated as of August 13, 2010 between CompCare de Puerto Rico, Inc. and MMM Healthcare, Inc. and its corporate affiliate PMC Medicare Choice, Inc. (the Registrant has submitted an application for confidential treatment with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

November 12, 2010

By	/s/ CLARK A. MARCUS
Clark A. Marcus Chief Executive Officer and Chairman (Principal Executive Officer)

By	/s/ GIUSEPPE CRISAFI
Giuseppe Crisafi Chief Financial Officer (Principal Financial Officer)