Form 10-Q/A
period 2010-09-30
COMPREHENSIVE CARE CORP
filed 2010-12-17
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☐  No ☑

As of November 9, 2010, there were 54,259,803 shares of registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Comprehensive Care Corporation, a Delaware corporation (the “Company”), for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission (the “Commission”) on November 15, 2010 (the “Original Filing”). This Amendment is being filed solely to file a complete redacted version of Exhibit 10.21 to the Original Filing, which has been augmented to include the exhibits thereto.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. Except as described above, no attempt has been made in this Amendment to modify or update other items or disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

4.2	Form of warrant to purchase Common Stock issued by Comprehensive Care Corporation to MSO of Puerto Rico, Inc. dated September 18, 2010, incorporated by reference to Exhibit 4.2 to our Form 10-Q for the quarterly period ended June 30, 2010 and filed August 16, 2010. (1)
10.21	Agreement for the Provision of Services between CompCare de Puerto Rico, Inc. and MMM Healthcare, Inc. and its corporate affiliate PMC Medicare Choice, Inc. (the Registrant has submitted an application for confidential treatment with respect to portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Previously filed.
(2)	Previously furnished.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

December 17, 2010

By	/S/ CLARK A. MARCUS
Clark A. Marcus Chief Executive Officer and Chairman (Principal Executive Officer)

By	/S/ GIUSEPPE CRISAFI
Giuseppe Crisafi Chief Financial Officer (Principal Financial Officer)

4