Form 10-K
period 2010-12-31
COMPREHENSIVE CARE CORP
filed 2011-03-31
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the calendar year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2010 was approximately $1,593,227 based on the closing price of $0.10 of the common stock on June 30, 2010, as reported on the Over-The-Counter Bulletin Board. This amount excludes approximately 32.1 million shares of common stock held by officers, directors, and persons owning 5% or more of our outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 29, 2011, the Registrant had 55,759,784 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this Annual Report on Form 10-K and in our other reports, Securities and Exchange Commission (“SEC”) filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, predictions of anticipated health care costs, growth and expansion, and the ability to obtain new behavioral healthcare contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements, and presentations. These risks and uncertainties include, among others, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, the profitability of our capitated contracts, cost of care, seasonality, CompCare’s ability to obtain additional financing, our ability to renegotiate or extend expiring customer contracts, the risk that any definitive agreements or additional business will result from letters of intent entered into by us, and other risks detailed from time to time in our SEC reports.

OVERVIEW

GENERAL

Established in 1969, Comprehensive Care Corporation, a Tampa-based Delaware corporation (“CompCare”, “we” or the “Company”), provides managed care services in the behavioral health, substance abuse, and psychotropic pharmacy management fields. We provide these services to commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. We also provide prior and concurrent authorization for physician-prescribed psychotropic medications. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts.

The Company prides itself on providing personalized attention, a commitment to high-quality services, and innovative approaches to behavioral health that address specific needs of clients in a changing healthcare environment. In 1999 we were awarded our first National Committee for Quality Assurance (“NCQA”) accreditation, which we have consistently maintained ever since.

The services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), and inpatient and crisis intervention services. We have a network of over 30,000 contracted providers in the following areas: psychiatrists, psychologists, therapists, other licensed healthcare professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities.

MARKET OPPORTUNITIES

CompCare markets to regional health maintenance organizations (“HMOs”) that do not have their own behavioral health network. These HMOs will contract with a managed behavioral healthcare organization (“MBHO”) to obtain access to behavioral healthcare professionals, claims processing, case management, better-integrated behavioral healthcare, and in some cases psychotropic pharmacy management services. The HMOs engage an MBHO on a fixed fee paid on a per-member-per-month (“PMPM”) basis. Often, the PMPM will include the costs of care, which are the costs paid out to the providers and for pharmaceuticals, if applicable. Such an arrangement is known as an at-risk contract and the MBHO bears the risk/reward of the costs associated with higher or lower utilization of care. If the PMPM excludes the cost of care, the MBHO is essentially providing administrative services only (“ASO”). In such a case, the MBHO is not at risk of over/under utilization.

Through our primary operating subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”) and its subsidiaries, we provide managed behavioral healthcare, substance abuse, and psychotropic pharmacy management services. Changes in federal and state legislation have provided a new focus for CBC in specialty behavioral healthcare areas such as Autism

Spectrum Disorders (“ASD”) and Attention Deficit Disorder (“ADD”). Additionally, CBC provides pharmacy and analytic services for its health plan customers to integrate medical claims data and pharmacy data into actionable information so patient care can be coordinated cost effectively. We coordinate and manage the delivery of our services and products to:

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

We typically enter into contracts on an annual basis to provide managed behavioral healthcare, substance abuse, and psychotropic pharmacy management services to our clients’ members. Our arrangements with our clients fall into two broad categories:

•	at-risk arrangements where our clients pay us a fixed fee per member in exchange for our assumption of the financial risk of providing services; and

•

ASO arrangements where we manage behavioral healthcare programs or perform various managed care services, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs.

Under at-risk arrangements, the number of covered members as reported to us by our clients determines the amount of premiums we receive, which is independent of the cost of services rendered to members. The amount of premiums we receive for each member is fixed at the beginning of our contract term. These premiums under certain circumstances may be subsequently adjusted up or down, generally at the commencement of each renewal period.

The following table sets forth our managed care revenue, segregated by category, for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

At-risk behavioral revenue	$23,528,000	$10,981,000	$34,117,000
% of total revenues	67%	78%	97%
% of total member lives	80%	63%	89%

At-risk pharmacy management revenue	$9,398,000	$828,000	$31,000
% of total revenues	27%	6%	0%
% of total member lives*	7%	1%	1%

ASO and other revenue	$2,259,000	$2,337,000	$1,008,000
% of total revenues	6%	16%	3%
% of total member lives	20%	37%	11%

*	Members with psychotropic pharmacy coverage are generally also covered by our behavioral health services that we provide on an at-risk basis.

Over the past several years we have experienced a trend where our clients prefer to contract for services on an at-risk basis instead of on an ASO basis.

Our largest expense is the cost of the behavioral health services that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating expenses based on an increase in the number and frequency of our members seeking behavioral care services, our profitability depends on our ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums we receive under capitation arrangements. Providing services on an at-risk basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to anticipate or control healthcare costs. Estimation of healthcare operating expense is our most significant critical accounting estimate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” below.

We manage programs through which services are provided to recipients in nine states and Puerto Rico. Our objective is to provide easily accessible, high quality behavioral healthcare services and products and to manage costs through measures such as the monitoring of hospital inpatient admissions and the review of authorizations for various types of outpatient therapy. Our goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.

Our programs and services include:

•	fully integrated behavioral healthcare and psychotropic pharmacy management services;

•	analytic services for medical and pharmacy claims for medical integration of behavioral and medical care coordination;

•	specialty programs for care coordination of ASD, ADD, and psychotropic drugs with analytic services for all claims data;

•	case management/utilization review services;

•	administrative services management;

•	preferred provider network development;

•	management and physician advisor reviews; and

•	overall care management services.

We also manage physician-prescribed psychotropic medications for two Medicare health plans in Puerto Rico. Members are generally given a prescription from their primary care physician or psychiatrist. We are at-risk for the psychotropic drug costs and manage that appropriate medications are being utilized by the prescribing physician.

SOURCES OF REVENUE

The majority of our revenue is earned from at-risk contracts pursuant to which we provide managed behavioral healthcare, substance abuse, and psychotropic pharmacy management services to recipients, primarily through subcontracts with HMOs, which have historically outsourced these functions to managed behavioral healthcare organizations like us. In exchange for arranging behavioral health and substance abuse services, we generally receive a negotiated amount on a per-member per-month, or capitated, basis in exchange for providing these services. We then contract directly with behavioral healthcare providers that receive a predetermined, discounted fee-for-service rate, per case rate, or per diem rate.

We also cover psychotropic pharmacy management services, where we receive an additional per-member per-month amount. We manage psychotropic pharmacy services through the collection and analysis of pharmacy claims data which is provided by the health plan’s pharmacy benefit manager (“PBM”), whose primary functions are claims adjudication and drug cost negotiation. Through data analysis and usage evaluation against clinically sound, evidence-based criteria, we are able to identify ineffective, inappropriate and costly drug utilization. Our approach is to address these issues in a collaborative manner with the primary care physicians and psychiatrists through the provision of useful information based on our analysis. Our goal is to produce positive outcomes for patients while controlling pharmacy costs.

Under at-risk behavioral contracts, our profit is a function of utilization and the amount of claims payments made to our network providers. Under at-risk pharmacy contracts, the profitability depends on how effectively we manage our members’ utilization of the pharmaceutical drug benefit. We perform periodic reviews of our current client contracts to determine profitability. In the event a contract is not profitable, we may seek to revise the terms of the contract or to terminate the agreement in accordance with its terms.

During the year ended December 31, 2010, we provided services under at-risk arrangements for Medicare and commercial patients in Louisiana, Medicaid patients in Michigan, Medicaid and CHIP patients in Missouri and Texas, Medicare patients in Puerto Rico and commercial patients in Wisconsin. Such services generated approximately 94% of our managed care operating revenue.

Our Medicare, Medicaid and CHIP contracts are subject to agreements with our HMO clients whose contracts with the various governmental agencies may be subject to renegotiation at the election of the specific agency.

Over 75% of our operating revenue is currently concentrated in contracts with four health plans to provide behavioral healthcare and psychotropic pharmacy management services under Medicare, Medicaid, and CHIP plans. The terms of each contract are generally for one or two-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, may adversely impact our financial results.

GROWTH STRATEGY

CBC is a leader in the MBHO field with many years of experience serving health plans with unique and innovative programs addressing behavioral wellbeing, ASD, ADD and pharmacy management. The continued consolidation of the behavioral health care market through the acquisition of MBHOs by health plans offers CBC opportunities and we have become one of the few MBHOs that are not owned by a health plan and thus remain independent.

Our objective is to expand our presence in both existing and new managed behavioral healthcare markets by enhancing our product offerings, adjusting our client portfolio to better balance our at-risk-to-ASO ratio and identifying new business development partners. We have identified portions of our market to focus on health plans known as “safety net” plans, which serve populations that we believe need many of the services that we provide. We have expanded our specialty management products to include ASD, ADD, and pharmacy management for psychotropic medications. We provide data analytic services for health plan claims and pharmacy data to effectively integrate plan data so that actionable information can be utilized to address patient care.

We provide our core product, outsourced behavioral healthcare management, to health plans, government entities, and other entities. We focus on continually developing and providing innovative and cost effective solutions to our customers. We expect the demand for our services to increase in the future in response to governmental legislative changes such as the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which should increase the demand for our services through the expansion of the number of people covered by health insurance. We also believe the continuing shift in demographics of the U.S. population towards an older population will increase the number of Medicare beneficiaries such that Medicare expenditures are anticipated to increase from an expected $509 billion in 2010 to $929 billion in 2020. Enrollment in Medicare Advantage Plans, which comprise approximately 27% of our covered lives as of December 31, 2010, is also expected to increase with these plans anticipated to reach a coverage level of 25% of all Medicare beneficiaries in the near future. Finally, 23 states have passed legislation requiring insurers to provide coverage of the case management of ASD. Mental health expertise continues to be critical to successful management of healthcare costs, and of particular importance to managing the care of populations with specific needs and we believe we are well positioned for the growth in this sector of the market.

PROVIDER NETWORK

As of December 31, 2010, we had approximately 30,000 behavioral healthcare practitioners in our network located in 42 states, the District of Columbia, and Puerto Rico.

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

Outpatient providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Outpatient providers typically enter into contracts with us under which they are generally paid on a discounted fee-for-service basis.

Our provider network also includes contractual arrangements with intensive outpatient facilities, partial hospitalization facilities, community health centers, and other community-based facilities. Our contracts with facilities are on a per diem or discounted fee-for-service basis and, in some cases, on a “case rate” basis, whereby a fixed amount is paid irrespective of the amount of services provided. To help ensure quality of care, we credential and re-credential all professional providers with whom we contract in accordance with standards of the National Committee of Quality Assurance (“NCQA”).

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

HEALTH CARE REFORM

In March 2010 President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “2010 Acts”). We believe these laws will bring about significant changes to the American health care system and will expand the number of United States citizens covered by health insurance. Because final rules and guidance in key aspects of the legislation have not yet been promulgated by the government, the full impact of the 2010 Acts is still unknown.

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

GOVERNMENT REGULATION

At January 1, 2011, we managed approximately one million lives in connection with behavioral, substance abuse, and psychotropic pharmacy management services covered through Medicare programs in Connecticut, Louisiana, and Puerto Rico, CHIP programs in Pennsylvania, Medicaid and CHIP programs in Missouri, Medicare and Medicaid programs in California, Florida, and Michigan, and Medicare, Medicaid and CHIP programs in Texas.

We are subject to extensive and evolving state and federal regulations relating to the nation’s mental health system, as well as changes in Medicaid and Medicare reimbursement that could have an effect on our profitability. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably between states. As a result, we may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services. We hold licenses or certificates to perform utilization review and/or third party administrator (“TPA”) services in:

•	California;

•	Connecticut;

•	Florida;

•	Georgia;

•	Illinois;

•	Indiana

•	Louisiana

•	Maryland;

•	Michigan;

•	Missouri;

•	Pennsylvania; and

•	Texas.

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

We have significantly enhanced our network by installing a storage area network and virtualizing our computer servers. This implementation brought in the current best practices approach and permitted a major overhaul of our information technology infrastructure. The technology centralizes storage management, increases the utilization of equipment, improves redundancy of the servers, reduces the overall hardware requirements, and facilitates growth, while driving down the total cost of ownership.

MARKETING AND SALES

Our marketing and sales efforts are led by our Chief Executive Officer (“CEO”) and Senior Vice President of Corporate Development. In addition, we utilize consultants for direct sales to commercial, Medicaid, and Medicare prospective clients. We will continue to dedicate resources to expand our sales staff and marketing efforts as necessary.

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

ADMINISTRATION AND EMPLOYEES

Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and member service functions. Provider management, account management, and certain clinical and utilization management functions are also performed in our Texas & Puerto Rico offices and by employees located in Michigan. As of December 31, 2010, we employed 134 full-time employees and 11 part-time employees.

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

Our Board of Directors has two committees, an audit committee and a compensation and stock option committee. Each of these committees has a formal charter which was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009. Any references to our stockholder website and the SEC’s website above are intended to be inactive textual references only, and the contents of those Web sites are not incorporated by reference herein.

In addition, you may request a copy of the foregoing filings and charters at no cost by writing us at the following address or telephoning us at the following telephone number:

Comprehensive Care Corporation

3405 W. Dr. Martin Luther King Jr. Blvd,

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

We rely on the accuracy of eligibility lists provided by our clients to collect premiums and to pay claims. Any inaccuracies in those lists may cause our clients to recoup premium payments from us or for us to pay claims incorrectly, which could materially reduce our revenues and results of operations.

Premium payments that we receive and claims payments that we make are based on eligibility lists that are produced by our clients. A client will require us to reimburse it for premiums that we received based on an eligibility list that it later discovers contains individuals who were not eligible. Our review of all remittance files to identify potential duplicate members, members that should be terminated or members for which we have been paid an incorrect rate may not identify all such members and could result in repayment of premiums or claims that we paid incorrectly.

Federal regulations require entities subject to HIPAA to update their transaction formats for electronic data exchange from the current HIPAA 4010 requirement to the new HIPAA 5010 standards, which are not only burdensome and complex, but could adversely impact administrative expense and compliance.

A federal mandate known as HIPAA 5010 will require us to use new standards for conducting certain operational and administrative transactions electronically beginning in January 2012. These administrative transactions include: claims, remittance, eligibility and claims status requests and responses. The HIPAA 5010 upgrade was prompted by government and industry’s shared goal of providing higher quality, lower cost health care and the need for a comprehensive electronic data exchange environment for the ICD-10 mandate to be implemented by October 2013. Upgrading to the new HIPAA 5010 standards should increase transaction uniformity, support pay for performance and streamline reimbursement transactions. We may face significant pressure to ensure that we have installed our software and tested it for compatibility with our business partners. Because HIPAA 5010 affects electronic transactions such as patient eligibility and claim payments, we must achieve full functionality of HIPAA 5010 transactions before the deadline.

Our business could be adversely impacted by adoption of the new ICD-10 standardized coding set for diagnoses.

By 2013, the federal government will require that health care organizations upgrade to updated and expanded standardized code sets used for documenting health conditions. These new standardized code sets, known as ICD-10, will require additional investments from health care organizations, including us.

Our failure to maintain accreditations could disqualify us from existing contracts, which could have a material adverse effect on our results of operations.

Several of our contracts require that we are to be accredited by independent accrediting organizations that are focused on improving the quality of health care services. There can be no assurances that we will maintain our accreditations, and the loss of, or failure to obtain accreditations required by contract could have a material adverse effect on our revenue, cash flows and results of operations.

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

We are continually pursuing new business. Many of our competitors are significantly larger and better capitalized than us, and the smaller size and financial condition of our company has proved a deterrent to some prospective customers. Additionally, we will likely have difficulty in matching the financial resources expended on marketing characteristic of our competitors. As a result, we may not be able to successfully compete in our industry. Our major competitors include Magellan Health Services, United Behavioral Health, ValueOptions, Psychcare, and APS Healthcare.

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

Failure to achieve profitable operations and positive cash flows from operations during 2011 would adversely affect our ability to achieve our business objectives and may require us to raise additional funds that may include equity or debt financing. There can be no assurance as to the availability of needed funding and, if available, that the source of funds would be available on terms and conditions acceptable to us. The inability or failure to raise funds before our available cash is depleted will have a material adverse effect on our business and may raise doubt as to our ability to continue as a going concern.

Our ability to utilize net operating loss carryforwards may be limited.

As of December 31, 2010, we had net operating loss carryforwards (“NOLs”), of approximately $25.0 million for federal income tax purposes that will begin to expire in 2022. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

We underwent such ownership changes in each of June 2005, January 2007, and January 2009. As a result, our potential current usage of net operating loss carryforwards is limited to approximately $5.9 million. Any future ownership changes may impose the application of another Section 382 limitation on our federal NOLs and can reduce the amount of NOLs we can utilize in a year if the market value of our stock were to decline significantly prior to an ownership change. Such an event may have an adverse impact on our anticipated future cash flow if we have taxable income in the future.

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

For the year ended December 31, 2010, we provided behavioral healthcare services to the members of four health plans under contracts that on a combined basis represented approximately 75% of our managed care operating revenue. The terms of each contract are generally for one or two-year periods and are automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would negatively affect our financial condition. During 2010, we experienced the loss of a major customer in Michigan, which provided approximately 14% of our managed care operating revenue for 2010.

We may be unsuccessful in obtaining performance bonds or other security that is required by our existing or future clients, and consequently may lose clients.

Some of our clients may require us to maintain performance bonds, restricted cash accounts, or other security with respect to our obligations to pay IBNR claims. Due to current market conditions, we may be unable to provide the security required by our client. This could result in the loss of a client or clients which would negatively affect our financial condition.

We are dependent on our provider network to provide services to our members.

We contract with providers as a means to provide access to behavioral health services for our members. Some providers could refuse to contract with us, demand higher payments, or take other actions which could result in higher healthcare operating expenses. In addition, certain providers may have significant market position, which could cause disruption to provider access in a particular geographic area for our members. Difficulty in negotiating with providers may increase our expenses and negatively affect the contractual requirement with our customers that we maintain an adequate provider network.

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

The success of our business is largely dependent on the skills, experience and performance of key members of our senior management team, such as our CEO and Acting Chief Financial Officer. We believe our ability to attract and retain highly skilled and qualified technical, managerial, and marketing personnel will determine whether we meet our goals. The market for highly skilled sales, marketing and support personnel is highly competitive as a result of the limited availability of technically qualified personnel with the requisite understanding of the markets which we serve. The inability to hire or retain qualified personnel may hinder our ability to implement our business strategy and may harm our business.

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

Our total assets at December 31, 2010 include goodwill of approximately $12.2 million resulting from our acquisition of Core in January 2009, which represents approximately 83% of our total assets. We completed our annual impairment analysis of goodwill as of December 31, 2010 and noted no impairment.

At December 31, 2010, identifiable intangible assets (customer contracts, provider networks and NCQA accreditation) totaled approximately $0.5 million. These intangible assets are amortized over their estimated useful lives, which we have estimated at approximately three years. The amortization period used may differ from those used by other entities. In addition, we may be required to shorten the amortization period for intangible assets in future periods based on changes in our business. There can be no assurance that such goodwill or intangible assets will be realizable.

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

Changes in, or interpretations of, accounting rules and regulations, such as expensing of stock options or in the accounting for leases, could result in unfavorable accounting charges.

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

We may be subject to litigation by the remaining subordinated debenture holders for which we have not issued senior promissory notes in exchange for their debentures.

We were unable to repay our 7 1/2% convertible subordinated debentures in the amount of $2,244,000 of principal or to pay the final interest installment of $84,150 on the debentures’ maturity date of April 15, 2010. However, as of February 28, 2011, we had reached agreement with certain owners of the debentures representing approximately 75%, or $1.7 million, of the debentures to cancel such debentures in exchange for the issuance by us of senior promissory notes, warrants to purchase our common stock, and cash payments of approximately $87,000 in the aggregate. We continue to be in default with respect to approximately $569,000 of the debentures. We may be subject to litigation or other remedies as a result of this default.

Risks related to our industry

Adverse conditions in the global economy could negatively affect our revenues and sources of liquidity.

The financial markets have been recovering slowly with continued diminished liquidity and availability of credit, which has adversely affected our ability to raise additional capital. In addition, reduced economic activity has lowered the revenues of the federal government and state governments which could result in reduced payments to our clients for health care coverage programs, including Medicare, Medicaid, and CHIP, which in turn could result in lower revenues being paid to us and adversely affecting our results of operations.

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

Many managed care companies, including 19 of our existing clients, provide services to groups covered by Medicare, Medicaid and/or CHIP programs. Such federal and state controlled programs are susceptible to annual changes in reimbursement rates and eligibility requirements that could ultimately affect companies such as CompCare.

At January 1, 2011, we managed approximately one million lives in connection with behavioral and psychotropic pharmacy management services covered through Medicare programs in Connecticut, Louisiana, and Puerto Rico, CHIP programs in Pennsylvania, Medicaid and CHIP programs in Missouri, Medicare and Medicaid programs in California, Florida, and Michigan, and Medicare, Medicaid and CHIP programs in Texas. Any changes in Medicare, Medicaid, and/or CHIP reimbursement could ultimately affect us through contract bidding and cost structures with the health plans first impacted by such changes. If we are unable to adapt to the differing needs of our Medicare members and the Medicare regulations, we may be unsuccessful in managing this line of business.

Because governmental health care programs account for such a large portion of state budgets, efforts to contain overall government spending could result in a significant decrease in health care programs.

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

We are required to hold licenses or certificates to perform utilization review and/or TPA services in California, Connecticut, Florida, Georgia, Indiana, Illinois, Louisiana, Maryland, Michigan, Missouri, Pennsylvania, and Texas. Additional utilization review or TPA licenses may be required in the future, and we may not qualify to obtain new licenses or renew existing licenses. In many states in which we provide services, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, our business could be materially affected until such time as we are able to meet the regulatory requirements, if at all. Additionally, some states may decide to contract directly with companies such as ours for managed behavioral healthcare services, in which case they may also require us to maintain financial reserves or net worth requirements that we may not be able to meet. Currently, we cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

Healthcare reform may significantly reduce our revenues and profitability.

The U.S. Congress passed legislation that, among other things, could limit funding to our clients. We cannot predict the effect of this legislation on our business.

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

As of December 31, 2010, warrants were outstanding and exercisable allowing the purchase of 390 shares of our Series D Convertible Preferred Stock. If exercised, the holders of our Series D Convertible Preferred stock would have rights and preferences subordinate to the holders of our Series C Preferred Stock but senior to the holders of our common stock. Such preferences would include the right to receive dividends prior to the holders of the common stock, paid at an amount equal to 50% of the dividend declared with respect to each common share and multiplied by 100,000, the number of common shares into which each Series D Convertible Preferred share is entitled to convert. In addition, the Series D Convertible Preferred Stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up. Each Series D Convertible Preferred stockholder would additionally be entitled to vote together with the holders of our common stock. If issued, each Series D Convertible Preferred share (which is convertible into 100,000 shares) is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such common shares. As of December 31, 2010, no shares of our Series D Convertible Preferred Stock were issued.

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

Our quarterly operating results have varied in the past and may fluctuate significantly in the future due to seasonal changes in utilization levels, changes in estimates regarding IBNR claims, the timing of implementation of new contracts, the termination of existing contracts, and enrollment changes. These factors may affect our quarterly and annual net revenue, expenses, and profitability in the future, and consequently we may fail to meet market expectations, causing our stock price to decline.

Shares reserved for future issuance upon the conversion of our preferred stock, subordinated debentures, options, warrants, and convertible promissory notes will cause dilution to our common stockholders.

As of December 31, 2010, 54,387,172 shares of our common stock were reserved for the potential conversion of our Series C and Series D Convertible Preferred Stock, subordinated debentures, and convertible promissory notes. In addition, 39,140,918 shares of our common stock were reserved for the possible exercise of stock options and warrants and for the future issuance of options under existing stock option plans. Given that 54,359,784 shares of our common stock were outstanding at December 31, 2010, our stockholders would experience significant dilution of their investment upon conversion or exercise of these securities.

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

To fund acquisitions, sales expansions and our operations, we may raise additional capital in the future through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility. If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the ownership of existing stockholders will be diluted. These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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

As of December 31, 2010, approximately 39.7 million or 73% of our registered securities are beneficially owned by eight persons. Sales of substantial amounts of these securities, when sold, could reduce the market price of our common stock. This could cause the market price of our common stock to drop significantly, even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market of such sales, may have a material adverse effect on the market price of our common stock.

ITEM 2.	PROPERTIES

We do not own any real property. We lease our Tampa corporate office, Puerto Rico office and Texas office. In our Tampa office we maintain clinical operations, business development, accounting, reporting and information systems, and provider and member service functions. Provider service, account management, and certain clinical functions are also performed in our Texas & Puerto Rico offices. The following table sets forth certain information regarding our leased properties as of December 31, 2010. The lease for our Texas office is a full service lease under which we bear only those costs of operations and property taxes exceeding the base-year expenses. The Florida lease monthly base rent covers all services and property taxes. We believe our current office space is suitable and adequate to meet our existing needs and that additional facilities will be available for lease to meet our future needs.

Name and Location	Lease Expires	Monthly Base Rent (in Dollars)

Corporate Headquarters, Regional, Administrative, and Other Offices
Tampa, Florida, Corporate Headquarters	2014	$33,796
Guaynabo, Puerto Rico	2012	$13,880
Grand Prairie, Texas	2011	$925
Austin, Texas	2011	$400

ITEM 3.	LEGAL PROCEEDINGS

(1)	We initiated an action against Jerry Katzman in July 2009 in the U.S. District Court for the Middle District of Florida alleging that Mr. Katzman, a former director, fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010 the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract. The jury also found that Mr. Katzman was not entitled to damages. The Company’s trial attorney believes this decision was based upon a finding that the Company had rightfully terminated Mr. Katzman. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. In February 2010, the Company filed a Notice of Appeal, posted a collateralized appeal bond for approximately $1.3 million, and filed a motion for reconsideration. The motion for reconsideration is pending.

(2)	On September 21, 2010, a complaint entitled “InfoMC, Inc. v. Comprehensive Behavioral Care, Inc. and CompCare de Puerto Rico, Inc.” was filed against us in the U.S. District Court for the Eastern District of Pennsylvania alleging, among other things, that the Company improperly used InfoMC, Inc.’s trademarks in connection with CompCare de Puerto Rico Inc.’s proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint asserts claims for federal trademark infringement, false advertising, unfair competition, conversion, promissory estoppel and unjust enrichment. InfoMC, Inc. is seeking monetary damages in the amount of $600,000 and certain injunctive relief. The case is at the earliest stages with a motion to dismiss for lack of jurisdiction pending. We believe the suit is without merit and intend to vigorously defend ourselves against the allegations asserted.

(3)

On January 5, 2011, a complaint entitled “Community Hospitals of Indiana, Inc. vs. Comprehensive Behavioral Care, Inc. and MDwise, Inc.” was filed against us in the Superior Court of Marion County Circuit in Indiana. The complaint claims damages of approximately $1.7 million from us and MDwise, Inc., a former client, for allegedly unpaid claims for behavioral health professional services rendered between January 1, 2007 and

December 31, 2008. The complaint alleges, among other things, breach of contract, account stated, quantum meruit and unjust enrichment against us and MDwise, Inc. The Company believes the suit is without merit and filed a Motion to Dismiss on March 2, 2011. If the suit proceeds, we intend to vigorously oppose the litigation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information - Our common stock is traded on the OTCBB under the symbol CHCR. The following table sets forth the range of high and low bid quotations for the common stock, as reported by the OTCBB, for the fiscal quarters indicated. The market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

		Price
YEAR		HIGH	LOW
2010	FIRST QUARTER	$0.52	0.32
	SECOND QUARTER	0.59	0.07
	THIRD QUARTER	0.39	0.07
	FOURTH QUARTER	0.31	0.18

2009	FIRST QUARTER	$0.95	0.45
	SECOND QUARTER	0.91	0.31
	THIRD QUARTER	0.75	0.36
	FOURTH QUARTER	0.60	0.30

(b)	Holders - As of March 29, 2011 we had 745 holders of record of our common stock.

(c)	Dividends - We did not pay any cash dividends on our common stock during the years ended December 31, 2010, 2009 and 2008 and do not contemplate the initiation of payment of any cash dividends in the foreseeable future. In the event that we do pay dividends, the holders of record of our Series C Convertible Preferred Stock are entitled to receive such dividends in preference to the holders of our common stock and any of our equity securities ranking junior to our Series C Convertible Preferred Stock, when and if declared by our Board of Directors. If declared, holders of our Series C Convertible Preferred Stock will receive dividends in an amount equal to the amount that would have been payable had the Series C Convertible Preferred Stock been converted into shares of our common stock immediately prior to the declaration of such dividend. No dividends shall be authorized, declared, paid or set apart for payment on any class or series of our stock ranking, as to dividends, on a parity with or junior to the Series C Convertible Preferred Stock for any period unless full cumulative dividends have been, or contemporaneously are, authorized, declared, paid or set apart in trust for such payment on the Series C Convertible Preferred Stock. In addition, as long as a majority of the 14,400 shares of our Series C Convertible Preferred Stock are outstanding, we cannot declare or pay any dividend or other distribution with respect to any equity securities without the affirmative vote of holders of at least 50% of the outstanding shares of Series C Convertible Preferred Stock.

(d)	Securities Authorized for Issuance under Equity Compensation Plans - The equity compensation plan information contained in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period November 15, 2010 (the filing date of our filing with the SEC within which unregistered sales were previously reported) to March 15, 2011, we sold and issued shares of our common stock and issued warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

•

On November 30, 2010, we issued warrants to a creditor who agreed to extend the maturity date of his existing note and a consultant who facilitated the transaction. Each received a five year warrant to purchase 25,000 shares of our common stock at an exercise price of $0.25 per share. The warrants, which will expire in November 2015, were vested in full at issuance.

•	On December 30, 2010, we issued 100,000 shares of our common stock to a consultant for corporate financing services.

•

On December 30, 2010, we issued a five year warrant to purchase 58,100 shares of our common stock to a holder of our 7 1/2% convertible subordinated debentures who had agreed to exchange his debenture plus accrued interest thereon for a senior promissory note issued by us. The warrant was vested in full at issuance, will expire in December 2015, and is exercisable at a price of $0.25 per share.

•

On December 31, 2010, we issued a five year warrant to a consultant for corporate financing services. The warrant, which will expire in December 2015, was vested in full at issuance and allows the grantee to purchase 200,000 shares of our common stock at an exercise price of $0.25 per share.

•

On January 7, 2011, we issued a warrant with a five year term to purchase 1,000,000 shares of our common stock to a key sales and marketing employee. The warrant may be exercised at the price of $1.00 per share, to the extent vested. Vesting of shares acquirable pursuant to the warrant is dependent on the employee’s attainment of annual sales targets.

•

On January 10, 2011, we issued a five year warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 to a clinical consultant who assists management in planning and developing business in Puerto Rico. The shares acquirable pursuant to the warrant vest as follows:

•	33,000 vest 12 months after the warrant issuance date

•	33,000 vest 24 months after the warrant issuance date

•	34,000 vest 36 months after the warrant issuance date

•	On January 11, 2011, we issued 200,000 shares of our common stock to a consultant for corporate financing services.

•

On January 19, 2011, we issued a five year warrant to purchase 41,500 shares of our common stock to a holder of our 7 1/2 % convertible subordinated debentures who had agreed to exchange his debenture plus accrued interest thereon for a senior promissory note issued by us. The warrant was vested in full at issuance, will expire in December 2015, and is exercisable at a price of $0.25 per share.

•

On March 11, 2011, we sold 1,200,000 shares of our common stock in a private placement transaction to one accredited investor for aggregate proceeds of $300,000. In connection with this sale, we issued a warrant to a consultant to the Company for financial services. The warrant has a five year term and enables the holder to purchase 150,000 shares of our common stock. The warrant was vested in full at issuance and may be exercised at the price of $0.25 per share.

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

	Year Ended December 31,	Year Ended December 31,	(Predecessor) Year Ended December 31,	(Predecessor) Year Ended December 31,	(Predecessor) Seven Months Ended December 31,	(Predecessor) Fiscal Year Ended May 31,
	2010	2009	2008	2007	2006	2006
	(Amounts in thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Managed care revenues	$35,185	$14,146	$35,156	$37,400	$10,315	$23,956
Other revenues	29	38	—	—	—	—

Total revenues	35,214	14,184	35,156	37,400	10,315	23,956

Costs of services and sales:
Cost of care	33,585	13,427	36,496	36,790	9,713	20,562
Other costs of services and sales	28	16	—	—	—	—

Total costs of services and sales	33,613	13,443	36,496	36,790	9,713	20,562

Gross margin	1,601	741	(1,340)	610	602	3,394

Expenses:
General and administrative expenses	9,797	9,699	3,612	3,913	1,688	3,263
Provision for (recovery of ) doubtful accounts	—	4	(49)	(4)	(136)	(88)
Impairment loss	—	146	—	—	—	—
Depreciation and amortization	769	685	153	154	62	87

Total operating expenses	10,566	10,534	3,716	4,063	1,614	3,262
Merger transaction costs	—	589	—	—	—	—
Equity based expenses	2,133	8,929	130	119	79	53

Total expenses	12,699	20,052	3,846	4,182	1,693	3,315

Operating (loss) income	(11,098)	(19,311)	(5,186)	(3,572)	(1,091)	79
Other income (expenses):
Other non operating income (loss), net	2,441	1	5	224	273	(74)
Interest income	1	3	26	147	58	78
Interest expense	(1,585)	(313)	(192)	(190)	(113)	(186)

Loss from continuing operations before income taxes	(10,241)	(19,620)	(5,347)	(3,391)	(873)	(103)
Income tax expense	229	189	5	72	43	78

Loss from discontinued operations	—	—	—	—	(20)	—

Net loss before pre-acquisition loss	(10,470)	(19,809)	(5,352)	(3,463)	(936)	(181)
Add back pre-acquisition loss	—	721	—	—	—	—

Net loss after pre-acquisition loss	$(10,470)	$(19,088)	$(5,352)	$(3,463)	$(936)	$(181)
Add back net loss attributable to non-controlling interest	44	169	—	—	—	—

Net loss attributable to common stockholders	$(10,426)	$(18,919)	$(5,352)	$(3,463)	$(936)	$(181)

Loss per common share - basic:
Loss from continuing operations	$(0.23)	$(0.59)	$(0.67)	$(0.45)	$(0.14)	$(0.03)
Loss from discontinued operations	—	—	—	—	(0.01)	—

Net loss	$(0.23)	$(0.59)	$(0.67)	$(0.45)	$(0.15)	$(0.03)

Loss per common share - diluted:
Loss from continuing operations	$(0.23)	$(0.59)	$(0.67)	$(0.45)	$(0.14)	$(0.03)
Loss from discontinued operations	—	—	—	—	(0.01)	—

Net loss	$(0.23)	$(0.59)	$(0.67)	$(0.45)	$(0.15)	$(0.03)

BALANCE SHEET DATA:
Working capital (deficit)	$(18,331)	$(13,822)	$(5,710)	$(721)	$2,502	$120
Total assets	14,710	15,223	4,605	8,232	8,114	8,182
Total long-term debt and capital lease obligations	1,690	307	2,585	2,403	2,402	2,432
Stockholders’ deficit	$(6,741)	$(3,145)	$(9,196)	$(4,132)	$(803)	$(743)

No dividends were paid during any of the periods presented above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes forward-looking statements, the realization of which may be impacted by certain important factors discussed previously under Item 1A, “Risk Factors.”

OVERVIEW

CompCare manages the delivery of a continuum of behavioral healthcare, substance abuse, and psychotropic drug management services to commercial, Medicare, and Medicaid members on behalf of health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. Our managed care operations include at-risk contracts, administrative service agreements, and fee-for-service agreements. The customer base for our services includes both employers and health plans that contract with governmental entities. Our clinical services are provided by unrelated contracted providers on a fee for service or subcapitated basis.

RESULTS OF OPERATIONS

Recent Developments

New Business

During the first three months of 2011, we added approximately 124,000 lives to our managed behavioral health care membership through the addition of one new client and by way of our existing clients’ expansion. Services will be provided on an at-risk and ASO basis to health plans serving Medicare and Healthy Kids members.

Contract Termination

On March 22, 2011, we provided notice of early contract termination to a customer for which we are currently furnishing behavioral healthcare services on an at-risk basis to approximately ninety-two thousand (92,000) CHIP and Medicaid members. We exercised our right to terminate without cause as contained in our agreement with the customer. We believe that termination without cause was in the best interest of the Company. This contract began in April 2010 and accounted for 11.7%, or $4.1 million, of our revenues during the year ended December 31, 2010. However, it also accounted for a gross margin loss of approximately $1.1 million. Although the customer has increased benefits to its members, it has thus far refused our request for a capitated rate adjustment. We do not believe that the termination of this contract will have an adverse effect on our ability to achieve overall profitability. The contract provides that when the contract is terminated without cause prior to twelve (12) months from the initial effective date, we are entitled to a “breakage fee equivalent to two months capitation costs,” or approximately $1 million. We have notified the customer that we expect the “breakage fee” to be paid by April 10, 2011.

Financial Performance Summary

The following table sets forth our operating results from continuing operations comparing the combined operating results of Core and CompCare for the year ended December 31, 2010 and 2009 to the operating results of the predecessor company, CompCare, for the year 2008 (amounts in thousands):

	COMPCARE AND CORE FOR THE YEAR ENDED DECEMBER 31,		(PREDECESSOR) COMPCARE FOR THE YEAR ENDED DECEMBER 31,
	2010	2009	2008
Operating revenues:
At-risk contracts	$23,528	$10,981	$34,117
Administrative services only contracts	2,259	2,337	1,008
Pharmacy revenue	9,398	828	31
Other revenues	29	38	—

Total operating revenues	35,214	14,184	35,156

Costs of service and sales:
Claims expense	18,000	8,399	30,492
Other healthcare operating expenses	5,930	4,196	6,004
Pharmacy expenses	9,655	832	—
Other costs of services and sales	28	16	—

Total costs of services and sales	33,613	13,443	36,496

Gross margin	1,601	741	(1,340)

Other Expenses:
General and administrative expenses	9,797	9,699	3,612
Provision for (recovery of) doubtful accounts	—	4	(49)
Impairment loss	—	146	—
Depreciation and amortization	769	685	153

Total operating expenses	10,566	10,534	3,716
Merger transaction costs	—	589	—
Equity based expenses	2,133	8,929	130

Total expenses	12,699	20,052	3,846

Operating loss before pre-acquisition loss	$(11,098)	$(19,311)	$(5,186)

RESULTS OF OPERATIONS – YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2009.

Operating revenues from at-risk contracts increased by 114.3%, or $12.5 million, to $23.5 million for the year ended December 31, 2010 compared to $11.0 million for the year ended December 31, 2009. The increase is primarily attributable to the addition of three major customer contracts accounting for $10.1 million in revenue, as well as additional business from two existing customers of approximately $1.7 million. Revenue from ASO contracts decreased by 3.3%, or approximately $78,000, to $2.3 million for the year ended December 31, 2010, due primarily to the loss of one ASO contract with revenues of approximately $1.4 million, offset by the addition two new ASO clients with associated revenues of approximately $1.1 million. Pharmacy revenue increased to $9.4 million for the year ended December 31, 2010 from $0.8 million for the year ended December 31, 2009, attributable primarily to the Puerto Rico contract that started September 18, 2010, which combines psychotropic drug management services with traditional behavioral managed care.

Claims expense on at-risk contracts increased by approximately 114.3%, or $9.6 million, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, due to the addition of three major customer contracts described above. Claims expense as a percentage of at-risk revenues was 76.5% for each of the years ended December 31, 2010 and 2009. Pharmacy expense of $9.7 million for the year ended December 31, 2010 represents the cost of behavioral prescription drugs attributable to contracts in Puerto Rico. Pharmacy expense as a percentage of pharmacy revenue was 101.5% for 2010 compared to 102.7% for 2009. Other healthcare operating expenses, attributable to servicing both at-risk contracts and ASO contracts, increased by 41.3%, or approximately $1.7 million, due primarily to the costs associated with contracts added in 2010, such as salaries, employee benefits and external medical case review fees. Other healthcare operating expenses as a percentage of total operating revenues was 16.8% for 2010 compared to 29.6% for 2009. Overall, gross margin increased by $0.9 million from $0.7 million for the year ended December 31, 2009 to a gross profit of $1.6 million for the year ended December 31, 2010 due to the expiration of contracts with high utilization of behavioral services.

General and administrative expenses incurred in 2010 did not change materially when compared to those of 2009. However, general and administrative expense as a percentage of total operating revenues decreased from 68.4% for the year ended December 31, 2009 to 27.8% for the year ended December 31, 2010 due to the higher revenues in 2010. Depreciation and amortization increased by $84,000 from $0.7 million for the year ended December 31, 2009 to $0.8 million for the year ended December 31, 2010 due to expenditures for software, hardware, furniture and equipment to establish an office in Puerto Rico.

Equity based expenses of $2.1 million are comprised of $0.9 million of expense recognized upon the issuance of stock and warrants to executive and non-executive employees, $0.9 million of expense for the issuance of a warrant to a customer, and $0.3 million of expense related to the issuance of stock, options and warrants to outside consultants.

Overall, our operating loss decreased approximately 42.5%, or $8.2 million, for the year ended December 31, 2010 compared to the year ended December 31, 2009.

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

During the year ended December 31, 2009, we incurred $0.6 million of merger related costs, consisting mainly of financial advisory fees and legal fees. Equity based expenses of $8.9 million are comprised of $8.1 million of expense recognized upon the issuance of the warrants to executive employees, $0.1 million of expense related to the issuance of common stock to an employee pursuant to an employment agreement, $0.1 million of expense due to the early vesting of stock options as a result of the change in control, and $576,000 of expense related to the issuance of stock and warrants to outside consultants.

In summary, our operating loss increased to $19.3 million for the year ended December 31, 2009, an increase of $14.1 million over that for the year ended December 31, 2008.

EFFECTS OF INFLATION

To minimize the effect of inflation, some of our multi-year revenue contracts contain provisions for annual rate increases that average approximately three percent per year. Our largest expense, the cost of care provided by our contracted providers, is frequently tied to standard Medicaid, CHIP, and Medicare reimbursement rates set by governmental entities. To the extent these standard rates are periodically increased to reflect the effects of inflation, we may be adversely affected by rising prices, absent a sufficient compensating increase in our revenues from our customers.

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

Our external sources of funds consist primarily of borrowings, lease financing, and the use of our common stock as a form of liquidity:

Borrowings. We have used on an as-needed basis unsecured loans from individuals and companies to meet on-going working capital needs. The duration of the borrowings has ranged from one week to three years, with stated interest rates ranging from 7% to 24%. Certain of the loans have contained features such as the ability to convert all or a portion of the loan into our common stock, or have had a warrant for the purchase of our common stock issued in conjunction with the loan, or both. During the twelve months ended December 31, 2010, we obtained approximately $3.6 million in loans to fund our operations, of which $1.7 million had been repaid at December 31, 2010. Repayments of borrowings were made with cash generated from operations and new borrowings. Future repayments are expected to be made from similar sources.

A further source of liquidity via borrowing is the renegotiation of a portion of our convertible subordinated debentures that were due in full on April 15, 2010. We were not able to repay the debentures on the due date, but as of February 28, 2011, have converted approximately $1.7 million, or 75%, of the outstanding debentures to three-year senior promissory notes with a fixed interest rate of 10%. In connection with issuing the senior promissory notes, we also issued warrants to purchase an aggregate of approximately 7.0 million shares of our common stock, each exercisable at a price of $0.25 and with a five year term.

Lease Financing. Liquidity has also been provided by the use of lease financing to acquire capital equipment. The leases are secured by the equipment acquired, have implied interest rates ranging from 13.4 to 18.6% and have 36 and 48 month terms. During the twelve months ending December 31, 2010, we financed through capital leases the acquisition of approximately $424,000 of software and equipment.

Sales of common stock. We periodically sell our common stock in private placements. The funds from such sales have been used for working capital purposes. During the twelve months ended December 31, 2010, we raised approximately $1.5 million through the sale of our common stock.

Use of common stock in lieu of cash. Certain vendors and note holders have accepted our common stock as payment for services, interest and debt. During the twelve months ended December 31, 2010, we avoided cash outlays of approximately $2.4 million for services, interest and debt repayment by issuing our common stock.

Our ability to continue to borrow funds on an unsecured basis or on a secured basis is unknown, as well as our ability to sell our common stock in private placements. With the exception of contracted maturities of debt, there are no other known future liquidity commitments or events. We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND MANAGEMENT PLANS REGARDING GOING CONCERN

During the year ended December 31, 2010, net cash and cash equivalents decreased by $131,000. Net cash used in operations totaled $3.0 million, attributable in part to expenditures to increase the size of our employee base to accommodate our growth and anticipated growth. Cash used in investing activities is comprised primarily of $135,000 for the acquisition of the non-controlling interest of our Puerto Rico subsidiary and $294,000 in additions to property and equipment. Cash provided by financing activities consists primarily of approximately $1.5 million in net proceeds from the issuance of common stock, and approximately $3.6 million in proceeds from the issuance of note obligations, offset by approximately $1.8 million in debt repayments.

At December 31, 2010, cash and cash equivalents were approximately $563,000. We had a working capital deficit of approximately $18.3 million at December 31, 2010 and an operating loss of approximately $11.1 million for the year ended December 31, 2010. We believe that with our existing contracts plus the addition of expected new contracts we are seeking, we will be able to reduce our operating losses and sustain our current operations over the next 12 months. We are also looking at various sources of financing for expansion purposes and to also cover the possibility that operations cannot support our ongoing plan; however, there can be no assurances that we will be able to obtain such new contracts or obtain financing. Failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2011 would adversely affect and jeopardize our ability to achieve our business objectives and continue as a going concern. Although management believes that our current cash position plus the expected new contracts will be sufficient to meet our current levels of operations, additional cash resources may be required if we do not meet our sales targets, cannot refinance our debt obligations, exceed our projected operating costs, incur unanticipated expenses, or wish to accelerate sales or complete one or more acquisitions. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. There are no assurances that we will not require additional financing or that we will be able to refinance our existing debt obligations in the event such refinancing should be needed or advisable.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $7.9 million claims payable amount reported as of December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010 and 2009, the Company did not have any off-balance sheet arrangements.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following is a schedule of our contractual commitments as of December 31, 2010, future minimum lease payments under non-cancelable operating lease arrangements, and other obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Amounts in thousands)
Capital Lease Obligations (a)	607	249	330	28	—
Subordinated Debentures (b)	620	620	—	—	—
Promissory Notes Payable (c)	5,439	3,661	1,778	—	—
Operating Lease Obligations (d)	1,543	583	859	101	—

Total	$8,209	5,113	2,967	129	—

(a)	Capital lease obligations is secured debt incurred under non-cancelable financing leases of computer hardware, telecommunications equipment, and computer software.
(b)	Amount represents the remaining balance plus accrued interest at 10% of our convertible subordinated debentures for which we have not been able to convert to senior promissory notes. See Note 13 “Note Obligations Due Within One Year” to our audited, consolidated financial statements included elsewhere herein.
(c)	Represents amounts due under promissory notes, zero-coupon promissory notes, and the senior promissory notes issued as a result of conversions of certain of our subordinate debentures.
(d)	Represents amounts due under non-cancelable rental agreements for office equipment and building office space.

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

REVENUE RECOGNITION

We provide managed behavioral healthcare, substance abuse, and psychotropic pharmacy management services to recipients, primarily through subcontracts with HMOs. Revenue under the vast majority of these agreements is earned and recognized monthly based on the number of covered members as reported to us by our clients regardless of whether services actually provided are lesser or greater than anticipated when we entered into such contracts (generally referred to as at-risk arrangements). The information regarding the number of covered members is supplied by our clients and we review membership eligibility records and other reported information to verify its accuracy in calculating the amount of revenue to be recognized. Consequently, the vast majority of our revenue is determined by the monthly receipt of covered member information and the associated payment from the client, thereby removing uncertainty and precluding us from needing to make assumptions to estimate monthly revenue amounts.

We may experience adjustments to our revenues to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized. Subsequent adjustments to our revenue have not been material in the past.

ACCRUED CLAIMS PAYABLE AND CLAIMS EXPENSE

Our cost of care consists of three components: claims expense, pharmacy expense, and healthcare operating expense. Claims expenses are amounts paid to hospitals, physician groups and other managed care organizations under at-risk contracts. Pharmacy expense represents the costs of psychotropic drugs. Healthcare operating expense includes the costs of information systems, case management and quality assurance, which are attributable to both at-risk and ASO contracts.

We do not need to make significant estimates in recognizing pharmacy expense or healthcare operating expense in our financial statements as this information is readily available to us on a monthly basis.

Claims expense is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR. We contract with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service, per diem, or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of our employees. If all of these requirements are met, the claim is entered into our claims system for payment and the associated cost of behavioral health services is recognized. If the claim is denied, the service provider is notified and has appeal rights under its contract with us.

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

The accrued claims payable ranges were between $7.8 and $7.9 million at December 31, 2010, between $4.6 and $4.7 million at December 31, 2009 and between $6.4 and $6.9 million at December 31, 2008. Based on the information available, we determined our best estimate of the accrued claims liability to be $7.9 million, $4.7 million and $6.8 million at December 31, 2010, 2009 and 2008, respectively. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last three years.

The following table provides a reconciliation of the beginning and ending balance of accrued claims payable for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Beginning accrued claims payable	$4,679	$6,791	$5,464
Claims expense:
Current period	19,657	9,099	30,579
Prior period	(1,657)	(700)	(87)

Total claims expense	18,000	8,399	30,492

Claims payments:
Current period	12,566	6,659	23,788
Prior period	2,232	3,852	5,377

Total claims payments	14,798	10,511	29,165

Ending accrued claims payable	$7,881	$4,679	$6,791

Changes in prior year claims expense were primarily due to the reversal in 2010 of $1.4 million of claims expense for an expired contract due to a legal settlement, as well as changes in utilization patterns and changes in claim submission timeframes by providers. We consider these changes in claims expenses to be immaterial when compared to the total claims expenses incurred in prior years.

Accrued claims payable at December 31, 2010, 2009 and 2008 is comprised of approximately $3.0 million, $2.7 million and $1.6 million, respectively, of submitted and approved claims which had not yet been paid, and $4.9 million, $2.0 million and $5.2 million for IBNR claims, respectively.

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

A five percent increase in assumed healthcare cost trends from those used in our calculations of IBNR at December 31, 2010 could increase our claims expense by approximately $123,000 as illustrated in the table below:

Change in Healthcare Costs:
(Decrease)
(Decrease)	Increase
Increase	in Claims Expense

(5%)	($121,000)
5%	$123,000

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

We perform a review of our portfolio of contracts on a quarterly basis to identify loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and develop a contract loss reserve, if applicable, for succeeding periods. At December 31, 2010 and 2009, no contract loss reserve for future periods was necessary.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.” ASU 2010-26 clarifies the types of acquisition costs that can be capitalized when acquiring new or renewal insurance contracts. It provides that incremental direct costs of successful contract acquisition are to be deferred and amortized using methods dependent on the underlying insurance contract. Other costs that do not vary with and are not primarily related to the acquisition or renewal of an insurance contract are expensed as incurred. The purpose of this update is to standardize the interpretation of which types of costs incurred when acquiring or renewing an insurance contract qualify for deferral. The provisions of this ASU will be effective for interim periods and fiscal years beginning after December 15, 2011. We have not yet determined what impact this ASU will have on our financial statements.

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This ASU became effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The adoption of this standard did not have an impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While we currently have market risk sensitive instruments, we have no material exposure to changing interest rates as the interest rates on our short term and long-term debt are fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes and our investments are generally limited to cash deposits.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Years Ended December 31, 2010 & 2009, Period Ended January 20, 2009 (Predecessor) (Unaudited), and Year Ended December 2008 (Predecessor)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comprehensive Care Corporation

We have audited the accompanying consolidated balance sheet of Comprehensive Care Corporation and Subsidiaries (the Company) as of December 31, 2010 and the related consolidated statement of operations, changes in deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on the test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Care Corporation and Subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated sufficient cash flows from operations to fund its working capital requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.
March 31, 2011
Clearwater, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comprehensive Care Corporation

We have audited the accompanying consolidated balance sheet of Comprehensive Care Corporation and Subsidiaries (the Company) as of December 31, 2009 and the related consolidated statements of operations, changes in deficit, and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on the test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Care Corporation and Subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated sufficient cash flows from operations to fund its working capital requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kirkland, Russ, Murphy & Tapp P.A.
April 15, 2010
Clearwater, Florida

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(Amounts in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$563	$694
Accounts receivable, net	20	5
Other current assets	410	741

Total current assets	993	1,440

Property and equipment, net	782	311
Intangible assets, net	535	1,042
Goodwill	12,150	12,175
Other assets	250	255

Total assets	$14,710	$15,223

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$7,453	$5,721
Accrued claims payable	7,881	4,679
Accrued pharmacy payable	389	23
Note obligations due within one year	3,363	4,721
Income taxes payable	238	118

Total current liabilities	19,324	15,262

Long-term liabilities:
Long-term debt	1,204	200
Other liabilities	923	2,584

Total long-term liabilities	2,127	2,784

Total liabilities	21,451	18,046

Stockholders’ deficit:
Preferred stock, $50.00 par value; authorized shares: 974,260 and none, respectively; none issued	—	—
Preferred stock, Series C, $50,00 par value; 14,400 shares authorized, issued and outstanding	720	720
Preferred stock, Series D, $50,00 par value; authorized shares: 7,000; issued and outstanding: none	—	—
Common stock, $0.01 par value; authorized shares: 200,000,000 and 100,000,000, respectively; issued and outstanding 54,359,784 and 39,869,089, respectively	544	399
Additional paid-in capital	20,958	14,814
Accumulated deficit	(28,963)	(19,078)

Total stockholders’ deficit	(6,741)	(3,145)

Non-controlling interest	—	322

Total deficit	(6,741)	(2,823)

Total liabilities and deficit	$14,710	$15,223

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

			(Predecessor)
	Year Ended December 31, 2010	Year Ended December 31, 2009	(Unaudited) January 1 to January 20, 2009	Year Ended December 31, 2008
Revenues:
Managed care revenues	$35,185	$14,146	$710	$35,156
Other revenues	29	38	—	—

Total Revenues	35,214	14,184	710	35,156

Costs of services and sales:
Cost of care	33,585	13,427	703	36,496
Other costs of services and sales	28	16	—	—

Total costs of services and sales	33,613	13,443	703	36,496

Gross margin	1,601	741	7	(1,340)

Expenses:
General and administrative expenses	9,797	9,699	142	3,612
Provision for (recovery of) doubtful accounts	—	4	(2)	(49)
Impairment loss	—	146	—	—
Depreciation and amortization	769	685	5	153

Total operating expenses	10,566	10,534	145	3,716
Merger transaction costs	—	589	480	—
Equity based expenses	2,133	8,929	91	130

Total expenses	12,699	20,052	716	3,846

Operating loss	(11,098)	(19,311)	(709)	(5,186)
Other income (expense):
Loss on sale of assets	—	—	—	(9)
Other non-operating (expense) income, net	2,441	1	—	14
Interest income	1	3	—	26
Interest expense	(1,585)	(313)	(11)	(192)

Loss before income taxes	(10,241)	(19,620)	(720)	(5,347)
Income tax expense	229	189	1	5

Net loss before pre-acquisition loss	(10,470)	(19,809)	(721)	(5,352)
Add back pre-acquisition loss	—	721	—	—

Net loss after pre-acquisition loss	(10,470)	(19,088)	(721)	(5,352)
Add back net loss attributable to non-controlling interest	44	169	4	—

Net loss attributable to stockholders	$(10,426)	(18,919)	(717)	(5,352)

Net loss per common share:
Basic	$(0.23)	$(0.59)	$(0.09)	$(0.67)
Diluted	$(0.23)	$(0.59)	$(0.09)	$(0.67)

Weighted average common shares outstanding:
Basic	46,156	32,292	8,328	7,954

Diluted	46,156	32,292	8,328	7,954

Dilutive common shares without respect to anti-dilutive effect	61,004	50,786	13,745	12,608

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

(In thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’	NON-CONTROLLING	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT	INTEREST	DEFICIT

Balance, December 31, 2007	14	$720	7,703	$77	57,637	(62,566)	(4,132)	—	(4,132)
Net loss	—	—	—	—	—	(5,352)	(5,352)	—	(5,352)
Shares issued in connection with private transactions	—	—	500	5	120	—	125	—	125
Cash contribution from non-controlling interest	—	—	—	—	—	—	—	5	5
Exercise of stock options	—	—	125	1	32	—	33	—	33
Expense of stock options	—	—	—	—	130	—	130	—	130

Balance, December 31, 2008	14	$720	8,328	$83	57,919	(67,918)	(9,196)	5	(9,191)
Net loss	—	—	—	—	—	(18,919)	(18,919)	(173)	(19,092)
Shares issued in connection with private transactions	—	—	14,943	150	3,500	—	3,650	—	3,650
Conversion of Series A preferred stock to common stock	(14)	(720)	4,553	46	674	—	—	—	—
Shares issued in connection with acquisition of a business	4	217	10,294	103	1,251	—	1,571	—	1,571
Equity structure adjustment due to reverse acquisition	—	—	—	—	(55,567)	67,759	12,192	—	12,192
Cancellation of reacquired common stock	—	—	(6,292)	(63)	(1,500)	—	(1,563)	—	(1,563)
Conversion of Series B-1 preferred stock to Series C preferred stock	13	636	—	—	(636)	—	—	—	—
Conversion of Series B-2 preferred stock to common stock	(3)	(133)	7,247	72	61	—	—	—	—
Cash contribution from non-controlling interest	—	—	—	—	—	—	—	490	490
Compensatory stock issued to an employee	—	—	500	5	120	—	125	—	125

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT – (continued)

(In thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	TOTAL STOCKHOLDERS’	NON-CONTROLLING	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT	INTEREST	DEFICIT
Stock issued in exchange for consulting services	—	—	295	3	108	—	111	—	111
Expense of warrants to employees:
- convertible to Series D preferred stock	—	—	—	—	8,072	—	8,072	—	8,072
- convertible to common stock	—	—	—	—	45	—	45	—	45
Expense of warrants issued in exchange for services	—	—	—	—	482	—	482	—	482
Warrants issued in connection with debt financings	—	—	—	—	89	—	89	—	89
Beneficial conversion in connection with debt financings	—	—	—	—	84	—	84	—	84
Exercise of stock options	—	—	1	—	—	—	—	—	—
Expense of stock options	—	—	—	—	112	—	112	—	112

Balance, December 31, 2009	14	$720	39,869	$399	14,814	(19,078)	(3,145)	322	(2,823)
Net loss	—	—	—	—	—	(10,426)	(10,426)	(44)	(10,470)
Shares issued in connection with private transactions	—	—	5,800	58	1,392	—	1,450	—	1,450
Conversion of note payable to common stock	—	—	6,286	63	2,137	—	2,200	—	2,200
Compensatory stock issued to employees	—	—	2,200	22	132	—	154	—	154
Compensatory stock issued to non-employee directors	—	—	1,250	13	75	—	88	—	88
Stock issued in exchange for consulting services	—	—	555	5	131	—	136	—	136
Expense of warrants to employees:
- convertible to common stock	—	—	—	—	524	—	524	—	524
Expense of warrants issued in exchange for services	—	—	—	—	119	—	119	—	119
Warrants issued in connection with debt financings	—	—	—	—	1,107	—	1,107	—	1,107
Shares issued in lieu of cash interest payment	—	—	500	5	82	—	87	—	87
Warrants issued to client	—	—	—	—	917	—	917	—	917
Purchase of non-controlling interest	—	—	—	—	(170)	—	(170)	(278)	(448)
Sale of a subsidiary	—	—	(2,100)	(21)	(480)	541	40	—	40
Expense of stock options	—	—	—	—	178	—	178	—	178

Balance, December 31, 2010	14	$720	54,360	$544	20,958	(28,963)	(6,741)	—	(6,741)

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

			(Predecessor)
	Year Ended December 31, 2010	Year Ended December 31, 2009	(Unaudited) January 1 to January 20, 2009	Year Ended December 31, 2008
Cash flows from operating activities:
Net loss	$(10,426)	$(18,919)	$(717)	$(5,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	769	680	5	153
Provision for doubtful accounts	—	4	—	—
Loss from extinguishment of debt	18	—	—	—
Discount amortization on notes payable	574	—	—	—
Loss on sale of assets	—	—	—	9
Impairment loss of intangible assets	—	146	—	—
Non-controlling interest	(44)	(169)	(4)	—
Equity based expenses	2,220	8,838	91	130
Changes in assets and liabilities:
Accounts receivable	(16)	607	965	(1,546)
Other current assets and other non-current assets	6	(346)	13	(129)
Accounts payable and accrued liabilities	2,187	3,463	141	17
Accrued claims payable	3,202	(958)	(1,154)	1,327
Accrued pharmacy payable	366	(21)	44	—
Income taxes payable	120	99	—	(75)
Other liabilities	(1,931)	27	3	—

Net cash used in operating activities	(2,955)	(6,549)	(613)	(5,466)

Cash flows from investing activities:
Cash paid for the acquisition of a business, net of cash acquired	—	(978)	—	—
Cash paid for the acquisition of non-controlling interest	(135)	—	—	—
Net proceeds from sale of property and equipment	—	—	—	2
Payment received on notes receivable	—	14	2	27
Additions to property and equipment, net	(294)	(167)	—	(48)

Net cash (used in) provided by investing activities	(429)	(1,131)	2	(19)

Cash flows from financing activities:
Proceeds from the issuance of common and preferred stock	1,450	4,796	—	158
Capital contribution from non-controlling interest	—	490	—	—
Proceeds from non-controlling interest	—	—	—	5
Net proceeds from the issuance of note obligations	3,553	2,650	—	200
Long-term financing	82	—	—	—
Redemption of note obligations	(1,703)	—	—	—
Repayment of other debt	(129)	(65)	(3)	(55)

Net cash provided by (used in) financing activities	3,253	7,871	(3)	308

Net (decrease) increase in cash and cash equivalents	(131)	191	(614)	(5,177)
Cash and cash equivalents at beginning of period	694	503	1,136	6,313

Cash and cash equivalents at end of period	$563	$694	$522	$1,136

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	351	204	1	192

Income taxes	109	90	—	88

Non-cash operating, financing and investing activities:
Property acquired under capital leases	424	12	—	6

Conversion of Series B-1 to Series C Preferred Stock	—	720	—	—

Conversion of Series B-2 Preferred Stock to common stock	—	133	—	—

Conversion of notes payable and accrued interest to common stock	2,200	—	—	—

Common stock and warrants issued for outside services	256	576	—	—

Common stock issued in lieu of cash interest payment	87	—	—	—

Net gain credited to deficit from sale of subsidiary	541	—	—	—

See accompanying report of independent registered public accounting firm and notes to the consolidated financial statements.

NOTE 1 — DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

Comprehensive Care Corporation (the “Company,” “CompCare,” “we”, “us,” or “our”) is a Delaware Corporation organized in 1969. Unless the context otherwise requires, all references to the “Company” include Comprehensive Behavioral Care, Inc. (“CBC”) and Core Corporate Consulting Group, Inc. (“Core”), each with their respective subsidiaries. Through CBC, we provide managed care services in the behavioral health, substance abuse, and psychotropic pharmacy management fields for commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. We also provide behavioral pharmaceutical management services for two health plans in Puerto Rico. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided by unrelated vendors on a subcontract basis.

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

For comparative purposes, the predecessor company’s financial activity for the year ended December 31, 2008 is provided in the consolidated statement of operations and consolidated statement of cash flows presented herein. To facilitate comparison, the pre-acquisition results for CompCare for the period January 1 to January 20, 2009 are shown in the consolidated statements of operations and consolidated statements of cash flows. Earnings per share for periods prior to the merger did not require restatement because CompCare common and convertible preferred stock (on an as-converted basis) were exchanged on a one-for-one basis for Core common stock.

MANAGEMENT ASSESSMENT OF LIQUIDITY

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The 2010 financial statements do not include any adjustments that are necessary should we be unable to continue as a going concern. We have incurred recurring operating losses and negative cash flows from operating activities. In addition, note obligations of $3.4 million are due in the coming year, although we believe it likely that at least $2.0 million of such notes will convert into our common stock. As of December 31, 2010, we had a working capital deficiency of $18.3 million and negative net worth of $6.7 million. These conditions, as well as the uncertainty to generate sufficient cash flows to meet our working capital requirements, raise doubt about our ability to continue as a going concern.

In order to mitigate these going concern issues, we are currently evaluating our operating plans to improve profitability via cost reduction and business expansion by way of acquisition. During the first three months of 2011, we added approximately 124,000 lives to our managed care membership. This has occurred by way of new contracts and existing customers’ expansion. Management believes all of this growth occurs pursuant to profitably priced customer contracts. To confront the challenge of attracting capital during an economic recession, we have explored, and will continue to aggressively pursue, all means of raising capital through equity and debt financings. Although management believes that our current cash position will be sufficient to meet our current level of operations for 2011, additional cash resources may be required should we wish to accelerate sales or complete one or more acquisitions. Additional cash resources may be needed if we do not meet our sales targets, cannot refinance our debt obligations, exceed our projected operating costs or if unanticipated expenses arise or are incurred. There can be no assurance that our efforts will be successful.

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

REVENUE RECOGNITION

The majority of our managed care activities are performed under the terms of at-risk agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as at-risk arrangements). The information regarding qualified participants is supplied by our clients and we review membership eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. For the years ended December 31, 2010, 2009 and 2008 such agreements accounted for 94%, or $32.9 million, 78%, or $11.0 million, and 97%, or $34.1 million, respectively, of revenue. The remaining balance of our revenues is earned on a non-risk basis.

Under certain behavioral health contracts we will also manage the psychotropic drug benefit for the health plan’s subscribing participants and are responsible for the cost of drugs dispensed. Pharmacy drug management revenue is recognized monthly at a contracted rate per eligible member. In accordance with the contracts, the health plan’s pharmacy benefit manager (“PBM”) performs drug price negotiation and claims adjudication. As such, payment for our pharmacy management services is withheld until a monthly or quarterly comparison of our total premium versus total drug cost is made, at which time we receive or pay the difference.

During the twelve months ended December 31, 2010, we entered into a contract to provide autism treatment services to a health plan’s membership for which there was no historical claims data. In the absence of data upon which to base pricing, we included cost sharing/cost savings provisions in the agreement with the health plan whereby we share in the additional cost or cost savings when comparing actual claims costs to the estimated claims costs incorporated into the contract’s pricing. Accordingly, we may adjust our revenue periodically as claims data becomes available to permit a comparison of actual claims costs to targeted claims costs. Such adjustments are made when we believe such adjustments are probable and reasonably estimable, but are subject to the effects of unforeseen fluctuations in utilization, among other factors.

COST OF CARE RECOGNITION

Claims expense, one component within cost of care, is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported. See “Accrued Claims Payable” for a discussion of claims incurred but not yet reported. We contract with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive the service, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees. If all of these requirements are met, the claim is entered into our claims system for payment.

We also incur pharmacy expense under the contracts for which we manage the psychotropic drug benefit. Pharmacy expense is recognized in the period in which an eligible member actually receives psychotropic medications. The health plan’s PBM periodically reports the cost of drugs used, which is subtracted from our pharmacy management premium to yield a net payment to us or payment to the health plan, depending on actual drug usage.

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

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At December 31, 2010 and 2009, no contract loss reserve for future periods was necessary in management’s opinion.

CASH AND CASH EQUIVALENTS

At December 31, 2010 and 2009, cash and cash equivalents consisted entirely of funds on deposit in savings and checking accounts at major financial institutions.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for renewals and improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives ranging from 2 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Amortization of assets acquired under capital leases is included in depreciation expense. Depreciation expense was $262,000, $134,000 and $153,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

GOODWILL

Goodwill represents the cost in excess of the fair value of net assets acquired in purchase transactions. Pursuant to Accounting Standards Codification (“ASC”) 350-20, “Intangibles – Goodwill and Other,” goodwill is not amortized but is periodically evaluated for impairment to carrying amount, with decreases in carrying amount recognized immediately. We review goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The tests for impairment of goodwill require us to make estimates about fair value, which are based on discounted projected future cash flows and the quoted market price of our common stock. We performed an impairment test as of December 31, 2010, 2009 and 2008, and determined that no impairment of goodwill had occurred as of such dates.

On February 28, 2010, Core sold Direct Ventures International, Inc. (“DVI”), a Core subsidiary, to its former owner in exchange for 2.1 million shares of CompCare common stock. The sale of DVI resulted in a reduction of $25,000 in the amount of our recorded goodwill.

OTHER LIABILITIES

Other liabilities include the long-term portion of borrowings, a customer advance related to our major Puerto Rico contract that started in September 2010, and at December 31, 2009, accrued reinsurance claims payable liabilities representing amounts payable to providers under state reinsurance programs.

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

ACCRUED PHARMACY PAYABLE

The accrued pharmacy payable liability represents the amount payable to the health plan when the cost of psychotropic drugs exceeds our pharmacy management revenue.

NON-CONTROLLING INTEREST

Non-controlling interest in our balance sheet as of December 31, 2009 represented the minority owner’s interest in our formerly majority-owned subsidiary, CompCare de Puerto Rico, Inc. (“CCPR”). CCPR was 51% owned by Comprehensive Behavioral Care, Inc. (“CBC”) and 49% owned by a major behavioral health services company based in San Juan, Puerto Rico until July 2010 when CBC paid $135,000 in exchange for the minority owner’s interest.

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

ASC 820-10 requires us to segregate our assets and liabilities measured at fair value in accordance with the above hierarchy. During the years ended December 31, 2010 and 2009, we had no assets or liabilities required to be measured at fair value on a recurring basis. Therefore, there is no disclosure concerning assets or liabilities measured at fair value on a recurring basis.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825-10, “Financial Instruments” (“ASC 825-10”), provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. We chose not to measure at fair value our eligible financial assets and liabilities existing at December 30, 2010. Consequently, ASC 825-10 had no impact on our results of operations.

At a minimum, ASC 825-10 requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. For cash and cash equivalents and restricted cash, our carrying amount approximates fair value. Our financial assets and liabilities other than cash are not traded in an open market and therefore require us to estimate their fair value. Pursuant to the disclosure requirements prescribed by ASC 825-10, we use a present value technique, which is a type of income approach, to measure the fair value of these financial instruments. The rate used for discounting expected cash flows is a risk-free rate adjusted for systematic and unsystematic risk.

The carrying amounts and fair values of our financial instruments at December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount*	Fair Value	Carrying Amount*	Fair Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$563	$563	$694	$694
Restricted cash	—	—	1	1
Liabilities
Promissory notes	2,750	2,834	350	334
Callable promissory notes	—	—	2,500	2,588
Zero-coupon promissory notes	230	225	—	—
Debentures	579	554	2,244	2,256
Senior promissory notes	1,727	1,653	—	—
Less: Unamortized discount	(719)	—	(173)	—

Net liabilities	$4,567	$5,266	$4,921	$5,178

*-	before any discount attributable to associated equity instruments

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

ASC 740-10 also clarifies the accounting for uncertainty in income taxes and requires that companies recognize in their consolidated financial statements the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. ASC 740-10 additionally provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of ASC 740-10 are effective for fiscal years beginning after December 15, 2006. Our adoption of ASC 740-10 had no impact on our consolidated financial statements. In addition, we elected to recognize and classify interest and penalties, if any, associated with tax positions in accordance with this standard as part of pretax results of operations. No interest or penalties were recognized since there was no material impact on the overall adoption of this standard.

STOCK OPTIONS AND WARRANTS

We grant stock options to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder approved stock option plans. We also grant warrants to employees, non-employee directors, consultants, note holders, and certain clients. Under ASC 718-10, “Compensation – Stock Compensation” we measure compensation cost for stock options and warrants issued to grantees at fair value on the grant date and recognize compensation expense over the service period for those options expected to vest. For stock options or warrants issued in exchange for the services of consultants, the transaction is measured at the fair value of the goods and services received or the fair value of the stock options issued, whichever is more reliably measurable as prescribed in ASC 505-50, “Equity.” We use a Black-Scholes valuation model to determine the fair value of options and warrants on the measurement date.

PER SHARE DATA

In calculating basic loss per share, net loss is divided by the weighted average number of common shares outstanding for the period. For the periods presented, diluted loss per share is equivalent to basic loss per share. The following table sets forth the computation of basic and diluted loss per share in accordance with ASC 260-10, “Earnings Per Share.”

			(Predecessor)
	Year Ended December 31, 2010	Year Ended December 31, 2009	January 1 to January 20, 2009	Year Ended December 31, 2008
	(Amounts in thousands, except per share information)
Numerator:
Net loss	$(10,426)	$(18,919)	$(717)	$(5,352)

Denominator:
Weighted average shares – basic	46,156	32,292	8,328	7,954
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average shares – diluted	46,156	32,292	8,328	7,954

Loss per share – basic and diluted	$(0.23)	$(0.59)	$(0.09)	$(0.67)

SUBSEQUENT EVENTS

For the purpose of this disclosure we have evaluated potential subsequent events through the date these financial statements were issued, March 31, 2011. There were no reportable subsequent events.

NOTE 3 — SALE OF SUBSIDIARY

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

NOTE 4 — LIQUIDITY

During the year ended December 31, 2010, net cash and cash equivalents decreased by $131,000. Net cash used in operations totaled approximately $3.0 million, attributable in part to expenditures to increase the size of our employee base to accommodate our growth and anticipated future growth. Cash used in investing activities is comprised primarily of $135,000 for the acquisition of the non-controlling interest in our Puerto Rico subsidiary and $294,000 in additions to property and equipment. Cash provided by financing activities consists primarily of approximately $1.5 million in net proceeds from the issuance of common stock, and approximately $3.6 million in proceeds from the issuance of note obligations, offset by approximately $1.8 million in debt repayments.

At December 31, 2010, cash and cash equivalents were approximately $563,000. We had a working capital deficit of approximately $18.3 million at December 31, 2010 and an operating loss of approximately $11.1 million for the year ended December 31, 2010. We believe that with our existing contracts plus the addition of expected new contracts we are seeking, we will be able to reduce our operating losses and sustain our current operations over the next 12 months. We are also looking at various sources of financing for expansion purposes and to also cover the possibility that operations cannot support our ongoing plan; however, there can be no assurances that we will be able to obtain such new contracts or obtain financing. Failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2011 would adversely affect and jeopardize our ability to achieve our business objectives and continue as a going concern. Although management believes that our current cash position plus the expected new contracts will be sufficient to meet our current levels of operations, additional cash resources may be required if we do not meet our sales targets, cannot refinance our debt obligations, exceed our projected operating costs, incur unanticipated expenses, or wish to accelerate sales or complete one or more acquisitions. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. There are no assurances that we will not require additional financing or that we will be able to refinance our existing debt obligations in the event such refinancing should be needed or advisable.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates and no assurances can be given that such variability will not be significant, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $7.9 million claims payable amount reported as of December 31, 2010.

NOTE 5 — SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
At-risk contracts	$23,528	$10,981	$34,117
Administrative services only contracts	2,259	2,337	1,008
Pharmacy contracts	9,398	828	31
Other	29	38	—

Subtotal	$35,214	$14,184	$35,156
Less: Pre-acquisition revenues	—	710	—

Total	$35,214	$13,474	$35,156

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

NOTE 6 — MAJOR CONTRACTS/CUSTOMERS

(1) We currently provide behavioral healthcare services to approximately 225,000 members of a health plan providing Medicaid and Medicare benefits. Services are provided on an at-risk and ASO basis. The contract accounted for 11.1%, or $3.9 million, of our revenues for the year ended December 31, 2010 and 23.1%, or $3.3 million, of our revenues for the year ended December 31, 2009. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Either party may terminate upon 90 days written notice to the other party.

(2) During 2010 we contracted with a health plan to provide behavioral healthcare services to approximately 237,000 Medicaid and Medicare members on an at-risk and ASO basis. Our contract with the health plan accounted for 14.1%, or $5.0 million, of our revenues for the year ended December 31, 2010 and 27.1%, or $3.8 million, of our revenues for the year ended December 31, 2009. The initial contract was for a one-year term and has been automatically renewed on an annual basis since 2003. In September 2010, the client provided notice that one of its affiliates would manage its behavioral health care benefits and, as a result, will discontinue contracting with us effective December 31, 2010. We do not believe that the discontinuance of this contract will have an adverse effect on our ability to achieve overall profitability due to its immaterial contribution to gross margin during 2010.

(3) We currently furnish behavioral healthcare services to approximately 92,000 CHIP and Medicaid members on an at-risk basis under a contract that began in April 2010. This contract accounted for 11.7%, or $4.1 million, of our revenues during the year ended December 31, 2010. The term of the contract is for one year and nine months and will automatically renew at the end of the initial term and annually thereafter unless either party provides written notice of termination to the other party at least 90 days in advance of the then current termination date. On March 22, 2011, we provided 90 days prior written notice that we were terminating this contract without cause as permitted by the contract. We believe that termination without cause was in the best interest of the Company, as the contract accounted for a gross margin loss of approximately $1.1 million during 2010. Although the customer has increased benefits to its members, it has thus far refused our request for a capitated rate adjustment. We do not believe that the termination of this contract will have an adverse effect on our ability to achieve overall profitability. The contract provides that when the contract is terminated without cause prior to twelve (12) months from the initial effective date, we are entitled to a “breakage fee equivalent to two months capitation costs,” or approximately $1 million.

(4) We currently provide mental health, substance abuse, and pharmacy prescription drugs management services to approximately 190,000 members of a health plan in Puerto Rico on an at risk basis pursuant to a contract that began in September 2010. The contract accounted for 36.3%, or $12.8 million, of our revenues for the year ended December 31, 2010. The contract has an initial two year term with automatic renewals for additional one year terms unless either party provides 90 days prior written notice of its intention not to renew the agreement.

In general, our contracts with our customers have one or two year initial terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party upon 60 to 90 days written notice or the right to request a renegotiation of terms under certain circumstances. No assurance can be given that we will be able to renegotiate any such terms if we make such a request.

NOTE 7— ACCOUNTS RECEIVABLE

Accounts receivable of $20,000 at December 31, 2010 and $5,000 at December 31, 2009 consists of trade receivables resulting from services rendered under managed care capitation contracts. An allowance for doubtful accounts was not required as of December 31, 2010.

NOTE 8 — OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2010	December 31, 2009
	(Amounts in thousands)
Accounts receivable – other (1)	$—	$375
Restricted cash	—	1
Prepaid insurance	75	89
Other prepaid fees and expenses	335	276

Total other current assets	$410	$741

(1)	Amount consists of $318,000 due from the minority stockholder of our formerly majority-owned subsidiary CompCare de Puerto Rico, Inc. and $57,000 representing a refund due of state and federal employment taxes.

NOTE 9 — OTHER ASSETS

Other assets consist of the following:

	December 31, 2010	December 31, 2009
	(Amounts in thousands)
Deferred costs – NCQA accreditation	$15	$63
Deferred costs – provider credentialing	145	109
Deposits	90	83

Total other assets	$250	$255

NOTE 10 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	December 31, 2010	December 31, 2009
	(Amounts in thousands)
Furniture and equipment	$1,641	$1,334
Leasehold Improvements	135	67
Capitalized leases	573	215

	2,349	1,616
Less: accumulated depreciation and amortization	(1,567)	(1,305)

Total property and equipment, net	$782	$311

Depreciation expense was $262,000 and $134,000 for the years ended December 31, 2010 and 2009, respectively.

NOTE 11— GOODWILL AND INTANGIBLE ASSETS

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

On February 28, 2010, Core sold Direct Ventures International, Inc. (“DVI”), a Core subsidiary, to its former owner in exchange for 2.1 million shares of CompCare common stock. The sale of DVI resulted in a reduction of $25,000 in the amount of our recorded goodwill.

The following table presents net intangible assets as of December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
	(Amounts in thousands)
Customer contracts	$402	$800
NCQA accreditation	343	500
Provider networks	297	434

	1,042	1,734
Less: amortization and impairment loss	(507)	(692)

Total intangible assets, net	$535	$1,042

Amortization expense was $507,000 and $546,000 for the years ended December 31, 2010 and 2009, respectively. We incurred an impairment loss of $146,000 for the year ended December 31, 2009.

NOTE 12 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	December 31, 2010	December 31, 2009
	(Amounts in thousands)
Accounts payable	$1,013	$864
Accrued salaries and wages	1,056	501
Accrued vacation	199	151
Accrued legal and audit	3,202	2,995
Short term portion of capital leases	186	63
Other accrued liabilities	1,797	1,147

Total accounts payable and accrued liabilities	$7,453	$5,721

NOTE 13 —NOTE OBLIGATIONS DUE WITHIN ONE YEAR

Note obligations due within one year consists of the following (amounts in thousands):

	December 31, 2010	December 31, 2009
7 1/2% convertible subordinated debentures due April 2010, interest payable semi-annually in April and October (1)	$579	$2,244
10% callable convertible promissory note due June 2010 (2)	—	2,000
10% callable promissory notes/zero coupon promissory notes due May 2010 (3)	—	200
10% convertible promissory notes due November 2010 and May 2011 (4)	50	150
10% callable convertible promissory notes issued with detachable warrants and no specified maturity date (5)	—	300
7% convertible promissory notes due March 2011 (6)	150	—
24% convertible promissory notes issued with detachable warrants due April and June 2011 (7)	2,100	—
Zero coupon convertible promissory note due February 2011 (8)	230	—
8 1/2% convertible promissory note due August 2011, interest payable monthly (9)	200	—
9% promissory note with no specified maturity date (10)	250	—

Total note obligations due within one year before discount	3,559	4,894
Less: Unamortized discount on notes payable	(196)	(173)

Total note obligations due within one year	$3,363	$4,721

(1)

We were unable to repay our 7 1/2% convertible subordinated debentures in the amount of $2,244,000 of principal or to pay the final interest installment of $84,150 on the debentures’ maturity date of April 15, 2010. However, during 2010 we reached agreement with certain owners of the debentures representing approximately 74%, or $1.7 million, of the debentures to cancel such debentures in exchange for the issuance by us of senior promissory notes, warrants to purchase our common stock, and cash payments of approximately $86,000 in the aggregate. For more information regarding the senior promissory notes, see Note 15 “Long Term Debt.” The remaining outstanding debentures are convertible into 12,793 shares of common stock at a conversion price of $45.26 per share. We are not able to estimate the financial effect resulting from a state of default with respect to the debentures held by the remaining bond holders.

(2)	In June 2009, we issued a callable convertible promissory note to an existing investor. The note accrued interest at an annual rate of 10% per annum and matured June 24, 2010. On the maturity date, the principal plus accrued interest was converted into 6,285,714 shares of our common stock at a conversion price of $0.35 as payment in full of the outstanding principal balance of the note and all accrued interest thereon.
(3)	In October 2009, we issued a $100,000 promissory note to each of two individuals. At issuance the notes bore interest at an annual rate of 10% with interest payable at maturity. In March 2010, the notes plus accrued interest of approximately $8,000 were exchanged for zero coupon notes, each with a face value of $115,000. Both notes were repaid in May 2010. The effective return to each investor on the zero coupon notes was 56.2% and we recognized approximately $22,000 in interest expense for each note during the twelve months ended December 31, 2010.
(4)	In November 2009, we issued convertible promissory notes in the amounts of $100,000 and $50,000 to two individuals, respectively. The notes bear interest at an annual rate of 10% with interest payable quarterly in arrears. At the option of the note holders, all or a portion of the principal and accrued but unpaid interest may be converted into shares of our common stock at maturity or at any time prior to maturity at a conversion price of $0.25 per share. At maturity, the balance of the notes and accrued but unpaid interest not converted into shares of our common stock will be repaid. In November 2010, we fully redeemed the $100,000 convertible promissory note and renewed the $50,000 convertible promissory note with similar terms. As consideration for the renewal of the $50,000 note now due in May 2011, detachable warrants to purchase 25,000 shares of our common stock at $0.25 per share were issued. The warrants were vested upon issuance and have a three-year term. We used the Black-Scholes option valuation model in determining the allocation of the relative values of debt and warrants. The relative value of the warrants was recorded as a discount on notes payable and will be amortized over the term of the note. At the stated interest rate of 10%, we recognized approximately $1,000 of interest expense for the year ended December 31, 2010. For accounting purposes we also recognized approximately $1,000 of interest expense attributable to the amortization of the discount recorded on the notes. The overall theoretical return to the investor, computed taking into account the coupon and the warrants, was 25.6%.
(5)	In December 2009, we issued $100,000 convertible promissory notes to each of three individuals. The notes had no stated maturity date but were callable by the note holder with five days notice. We repaid two of the notes in January 2010 and the remaining note in May 2010. The notes each bore interest at an annual rate of 10% and were convertible into our shares of common stock at any time at a conversion price of $0.25 per share. In conjunction with the loans, each note holder received a warrant to purchase 200,000 shares of our common stock at $0.25 per share. The warrants were vested upon issuance and have terms of three years. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $89,000 in the aggregate using the Black-Scholes option valuation model. We also determined that the convertible promissory notes contained beneficial conversion features valued at $84,000 in the aggregate. The values of the warrants and beneficial conversion features were recorded as a discount on notes payable. At the stated interest rate of 10%, we recognized approximately $4,000 of interest expense for the year ended December 31, 2010. For accounting purposes we also recognized approximately $173,000 of interest expense attributable to the amortization of the discount recorded on the notes. The overall theoretical return to the investor, computed taking into account the coupon, the beneficial conversion feature and the warrants, was 2,179.2%.
(6)	In March 2010, we issued two one-year convertible promissory notes: $100,000 to one individual and $50,000 to one entity. The notes bear interest at an annual rate of 7%, payable quarterly in arrears. At the option of the note holders, the principal and accrued but unpaid interest may be converted into common stock of the Company at a conversion price of $0.25 and $0.50 per share, respectively. In conjunction with the loans, the note holders received warrants to purchase an aggregate of 75,000 shares of our common stock at $0.75 per share. The warrants were vested upon issuance and have a three-year term. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $14,000 using the Black-Scholes option valuation model. We also determined that the convertible promissory notes contained beneficial conversion features valued at $13,000. The values of the warrants and beneficial conversion features were recorded as a discount on notes payable. At the stated interest rate of 7%, we recognized approximately $8,500 of interest expense for the year ended December 31, 2010. For accounting purposes we also recognized approximately $20,900 of interest expense for the year ended December 31, 2010, which is attributable to the amortization of the discount recorded on the notes. The overall theoretical return to the investors, computed taking into account the coupon, the beneficial conversion feature and the warrants, is 28.1%.

(7)	In April and June 2010, we issued two one-year convertible promissory notes: $100,000 and $2,000,000 to two of our shareholders. The notes bear interest at the annual rate of 24%, payable quarterly in arrears. The principal and accrued but unpaid interest may be converted at any time prior to maturity into our common stock at a conversion price of $0.25 per share. In conjunction with the loans, the note holders received warrants to purchase an aggregate of 1,050,000 shares of our common stock at $0.25 per share. The warrants were vested upon issuance and have a five-year term. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $220,000 using the Black-Scholes option valuation model. We also determined that the convertible promissory notes contained beneficial conversion features valued at $168,000. The allocated value of the warrants and the value of beneficial conversion features were recorded as a discount on notes payable. At the stated interest rate of 24%, we recognized approximately $293,000 of interest expense for the year ended December 31, 2010. For accounting purposes we also recognized approximately $193,000 of interest expense for the year ended December 31, 2010, which is attributable to the amortization of the discount recorded on the notes. As of December 31, 2010, interest of approximately $264,000 was due and not yet paid on the $2,000,000 note. The overall theoretical return to the investors, computed taking into account the coupon, the beneficial conversion feature and the warrants, is 46.1%.
(8)	In February 2010, we issued to an individual a zero coupon convertible promissory note with a face value of $220,000 for net proceeds of $200,000 and a maturity date in April 2010. The net proceeds of $200,000 included an issuance fee of $6,000 plus a yield of 24%. The original note was replaced with new notes in April, August and November 2010. The note holder may elect to convert all or a portion of the face value of the note into our common stock at a conversion price of $0.25 per share. For the year ended December 31, 2010, approximately $99,000 of interest expense was recognized related to the accretion to its carrying value. The overall return to the investor inclusive of the issuance fee was 53.3%. At the note’s maturity in November 2010, it was replaced by a new note of similar terms with a face value of $230,000 and a maturity date in February 2011.
(9)	In September 2008 we issued to a shareholder a convertible promissory note in the amount of $200,000. Interest is payable monthly at the rate of 8.5% and the note is convertible at the option of the note holder into 800,000 shares of common stock at a conversion price of $0.25 per share. The note matures in August 2011 and accordingly has been reclassified from long-term debt to note obligations due within one year at December 31, 2010.
(10)	In March 2010, we issued to a shareholder a zero coupon convertible promissory note with a face value of $250,000 for net proceeds of $200,000 and a maturity date in May 2010. The net proceeds of $200,000 include an issuance fee of $42,000 plus a yield of 24%. In May 2010, the note’s maturity was extended to July 2010 for an additional fee of 200,000 shares of our common stock, which were issued on July 9, 2010. In July 2010, the note’s maturity was further extended to September 2010 for a fee of 300,000 shares of our common stock, issued on September 15, 2010. The note due in September 2010 was again extended to December 2010 in exchange for a monthly interest payment of 9% per annum. In December 2010, the note was further extended with no specified maturity date. For the year ended December 31, 2010, we accreted its carrying value approximately $8,000 to interest expense with an overall return to the investor of 14.9%, exclusive of the value of our common stock which approximates $87,000.

NOTE 14 — CAPITAL LEASE OBLIGATIONS

We use capital leases to finance the acquisition of certain computer and telephone equipment. Terms of the leases range from three to five years.

	December 31, 2010	December 31, 2009
	(Amounts in thousands)
Classes of property:
Computer equipment	$436	$78
Telephone equipment	137	137

Total equipment cost	573	215
Less: accumulated depreciation	204	154

Net book value	$369	$61

Future minimum lease payments under the capital leases are as follows:

Year ended December 31, 2011	$249
Year ended December 31, 2012	218
Year ended December 31, 2013	112
Year ended December 31, 2014	28

Total minimum lease payments	607
Less: amount representing interest	109

Total obligations under capital leases	498
Less: current installments of capital lease obligations	186

Long–term obligation under capital leases	$312

NOTE 15 — LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2010	December 31, 2009
	(Amounts in thousands)
10% senior promissory notes due April 2012, interest payable semi-annually in April and October (1)	$1,727	$—
8 1/2% convertible promissory note due August 2011, interest payable monthly (2)	—	200
Less: Unamortized discount on notes payable	(523)	—

Total long-term debt, net	$1,204	$200

(1)	During 2010 we issued senior promissory notes in exchange for certain of our subordinated debentures that had matured on April 15, 2010 but were not repaid. We also issued warrants to purchase our common stock in conjunction with the notes. We used the Black-Scholes option valuation model in determining the relative values of debt and warrants. The value of the warrants was recognized as a discount on the notes payable, which is amortized over the term of the note. The senior promissory notes bear interest at a rate of 10% per annum, payable semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior promissory notes. The warrants allow for the purchase of an aggregate of approximately 6.9 million shares of our common stock at an exercise price of $0.25 per share. All of the warrants have five year terms and are currently exercisable.
(2)	The promissory note is due in August 2011 and accordingly was reclassified from long term debt at December 31, 2009 to note obligations due within one year at December 31, 2010.

NOTE 16– OTHER LIABILITIES

Other Liabilities consists of the following:

	December 31, 2010	December 31, 2009
	(Amounts in thousands)
Long-term portion of borrowings	$312	$58
Customer advance (1)	600	—
Accrued reinsurance claims payable (2)	—	2,526
Other	11	—

Total Other Liabilities	$923	$2,584

(1)	Represents a cash advance received from a customer against revenue to be earned in August 2012, the last month of the current contact term with the customer.
(2)	At December 31, 2009, amount represented potential reinsurance claims liabilities. Amount was reversed in 2010 and recognized as non-operating income due to the remote likelihood of payment from the passage of time without claim.

NOTE 17 — INCOME TAXES

Provision for income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$—	$—	$—
State	229	189	5

	229	189	5

Deferred:
Federal	(3,849)	(5,290)	(1,717)
State	(722)	(993)	(322)

	(4,571)	(6,283)	(2,039)
Valuation allowance	4,571	6,283	2,039

Provision for income taxes	$229	$189	$5

Reconciliation between the provision for income tax and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income tax is as follows (amounts in thousands):

	Year Ended December 31,
	2010	2009	2008
Income tax benefit at the statutory tax rate	$(3,467)	$(6,368)	$(1,818)
State income tax benefit, net of federal tax effect	(251)	(593)	(248)
Change in valuation allowance	4,571	6,283	2,039
Non-deductible items	109	832	41
Adjustment to deferred taxes – reinstated warrant	(745)	—	—
Other	12	35	(9)

Provision for income taxes	$229	$189	$5

Significant components of our deferred income taxes are as follows:

	December 31, 2010	December 31, 2009
Deferred Tax Assets:
Net operating loss carryforwards	$9,471	$7,397
Accrued expenses	1,601	1,285
Loss on impairment – investment in marketable securities	40	40
Employee benefits	70	57
Equity based compensation expense	3,495	2,522
Undistributed loss from a foreign subsidiary	996	—
Depreciation	21	—
Bad debt	7	9
Other, net	73	73

Total Deferred Tax Assets	15,774	11,383
Valuation Allowance	(15,384)	(10,812)

Net Deferred Tax Assets	390	571

Deferred Tax Liabilities:
Purchased intangible assets	(203)	(396)
Depreciation	—	(9)
Goodwill amortization	(183)	(166)
Deferred revenue	(4)	—

Total Deferred Tax Liabilities	(390)	(571)

Net Deferred Tax	$—	$—

In January 2009, the purchase by Core of Hythiam’s ownership interest resulted in a change in control of the Company under IRS Section 382 rules. As a result, any losses incurred prior to January 20, 2009 are subject to limitations pertaining to annual usage, which approximate $361,000 per year. Any unused portion of such limitation can be carried forward to the following year. We may be subject to further limitation in the event that we issue or agree to issue substantial amounts of additional equity.

At December 31, 2010, the Company’s federal net operating loss carryforwards total approximately $25.0 million, of which approximately $5.9 million is not subject to Section 382 limitations from previous change in control transactions. These losses were incurred in the years ended May 31, 2002 through December 31, 2010, and expire in years 2022 through 2030. The Company may be unable to utilize some or all of its allowable tax deductions or losses, depending upon factors including the availability of sufficient taxable income from which to deduct such losses during limited carryover periods.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years that remain subject to examinations by tax authorities are 2009, 2008, and 2007.

After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance at December 31, 2010 and 2009 was necessary to fully offset the deferred tax assets based on the likelihood of future realization.

NOTE 18 — EMPLOYEE BENEFIT PLAN

We offer a 401(k) Plan (the “Plan”), which is a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of our eligible employees. All full-time and part-time employees who have attained the age of 21 are eligible to participate in the Plan. Each participant may contribute from 2% to 50% of his or her compensation to the Plan up to the annual maximum allowed amount, which was $16,500 during 2010, subject to limitations on the highly compensated employees to ensure the Plan is non-discriminatory. Our plan year ends at May 31. Company contributions are discretionary and are determined by the Company’s management. Our employer matching contributions to the Plan were $21,599, $0 and $4,316 in 2010, 2009 and 2008, respectively.

NOTE 19 — PREFERRED STOCK, COMMON STOCK, AND STOCK OWNERSHIP PLANS

PREFERRED STOCK

As of December 31, 2010, there were 995,660 shares of Preferred Stock authorized and 14,400 shares issued and outstanding. The outstanding shares consist of Series C Convertible Preferred Stock, $50.00 par value, which are convertible into Common Stock at the rate of approximately 316.28 shares of Common Stock for each share of Series C Convertible Preferred Stock. The conversion rate is adjustable for any dilutive issuances of Common Stock occurring in the future. The rights and preferences of the Series C Convertible Preferred Stock include, among other things, the following:

•	liquidation preferences,

•	dividend preferences,

•	the right to vote with the common stockholders on matters submitted to the Company’s stockholders, and

•	the right, voting as a separate class, to elect five directors of the Company.

In March 2009 the Company designated 7,000 shares of Series D Convertible Preferred Stock, par value $50.00 per share. No shares of Series D Convertible Preferred Stock are outstanding as of December 31, 2010. Of the 7,000 designated shares, 390 are presently acquirable through the exercise of warrants issued to members of the Board of Directors and certain members of management during 2009. Once issued, a Series D Convertible Preferred Share is convertible at any time after the date of issuance and without the payment of additional consideration into 100,000 shares of common stock, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. Each holder of Series D Preferred Shares is entitled to notice of any stockholders’ meeting and to vote on any matters on which the shares of Company’s common stock may be voted. In a stockholder vote, a Series D Convertible Preferred Share is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares of common stock. Series D Preferred Shares also enjoy liquidation and dividend preferences.

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

PREFERRED AND COMMON STOCK ISSUED AND RESERVED

Authorized shares of common and preferred stock outstanding and reserved for possible issuance for convertible debentures, convertible preferred stock, convertible notes payable, stock options, and warrants are as follows at December 31, 2010:

Capitalization Table

As of December 31, 2010

Common Stock (Authorized 200 million shares)	Issued	Reserved	Total

Common Stock issued and outstanding	54,359,784	—	54,359,784
Reserved for convertible debentures(a)	—	12,793	12,793
Reserved for convertible promissory notes(b)	—	10,820,000	10,820,000
Reserved for outstanding stock options(c)	—	2,611,100	2,611,100
Reserved for outstanding warrants to purchase common stock(d)	—	27,209,750	27,209,750
Reserved for Series C Convertible Preferred Stock(e)	—	4,554,379	4,554,379
Reserved for Series D Convertible Preferred Stock(f)	—	39,000,000	39,000,000
Reserved for future issuance under stock option plans	—	9,320,068	9,320,068

Total shares issued or reserved for issuance	54,359,784	93,528,090	147,887,874

Preferred Stock (Authorized 995,660 shares)	Issued	Reserved	Total

Series C Convertible Preferred Stock(e)	14,400	—	14,400
Reserved for warrants for Series D Convertible Preferred Stock(g)	—	390	390

Total Preferred Stock issued or reserved for issuance	14,400	390	14,790

(a)	The remaining debentures are convertible into 12,793 shares of common stock at a conversion price of $45.26 per share.
(b)	Promissory notes convertible into common stock totaled $2,730,000 at December 31, 2010. Such notes are convertible at any time at conversion prices ranging from $0.25 to $0.50. See Note 13 “Note Obligations Due Within One Year” and Note 15 “Long Term Debt.”
(c)	Options to purchase common stock of the Company have been issued to employees and non-employee Board of Director members with exercise prices ranging from $0.25 to $2.16, with a weighted average exercise price of $0.50.
(d)	Warrants to purchase shares of the Company’s common stock have been issued to the following:
•	key employees,
•	non-employee individuals in exchange for consulting, financial advisory, or investment banking services in lieu of cash compensation,
•	certain note holders, and
•	a client in exchange for a cash advance.
(e)	The Series C Convertible Preferred Stock is convertible directly into 4,554,379 common shares. This class controls five out of the nine seats on our Board of Directors.
(f)	Once issued, shares of Series D Convertible Preferred Stock are convertible into shares of common stock at any time.
(g)

During 2009, Board of Director members and certain members of senior management were issued warrants to purchase an aggregate of 390 shares of Series D Convertible Preferred Stock. One warrant for the purchase of 100 shares of Series D Convertible Preferred Stock was cancelled in July 2009 but subsequently reinstated in December 2010. Warrants outstanding at December 31, 2010 may be exercised to purchase 390 shares of Series D Convertible Preferred Stock, which convert into

39,000,000 shares of common stock at a strike price of $25,000 per share (equal to $0.25 per common share). Each share of Series D Convertible Preferred Stock is entitled to 500,000 votes per share in a stockholder vote.

STOCK OWNERSHIP PLANS

We grant stock options to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have three active incentive plans, the 1995 Incentive Plan, the 2002 Incentive Plan and the 2009 Equity Compensation Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. For the 2009 Equity Compensation Plan, the vesting period is determined by the Compensation Committee. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 10,000,000 under the 2009 Equity Compensation Plan, 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of December 31, 2010, there were 8,493,400 options available for grant and 1,506,600 options outstanding, 501,600 of which were exercisable under the 2009 Equity Compensation Plan. Additionally, under the 2002 Incentive Plan, there were 25,000 options available for grant and 935,000 options were outstanding, 635,000 of which were exercisable. Finally, as of December 31, 2010, there were 69,500 options outstanding and exercisable under the 1995 Incentive Plan. There are no further options available for grant under the 1995 Incentive Plan.

Under our Non-employee Directors’ Stock Option Plan, we are authorized to issue 1,000,000 shares pursuant to non-qualified stock options to our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of December 31, 2010, there were 801,668 shares available for option grants and 100,000 options outstanding under the directors’ plan, 20,000 of which were exercisable.

OPTIONS

A summary of activity for the year ended December 31, 2010 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,498,000	$0.52	8.84 years
Granted	350,000	0.28
Exercised	—	—
Forfeited, expired or cancelled	(236,900)	0.39

Outstanding at December 31, 2010	2,611,100	$0.50	8.09 years	$—

Exercisable at December 31, 2010	1,226,100	$0.65	6.96 years	$—

The following table summarizes information about options granted, exercised, and vested for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Options granted	350,000	1,875,000	300,000

Weighted-average grant-date fair value ($)	0.20	0.37	0.47

Options exercised	0	1,000	125,000

Total intrinsic value of exercised options ($)	—	287	50,080

Fair value of vested options ($)	197,574	139,270	132,212

During the year ended December 31, 2010 we granted 350,000 options to one employee and one consultant. Total recognized compensation costs during the year ended December 31, 2010 were approximately $165,000. As of December 31, 2010, there was approximately $467,000 of unrecognized compensation cost which is expected to be recognized over a weighted-average period of two years. We recognized approximately $9,000 of tax benefits attributable to stock-based compensation expense recorded during the year ended December 31, 2010. This benefit was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

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

	Year Ended December 31,
	2010	2009	2008
Volatility factor of the expected market price of the Company’s common stock	160%	160-225%	125-130%
Expected life (in years) of the options	5	5-6	5-6
Risk-free interest rate	1.49%	1.54-2.24%	2.6-3.2%
Dividend yield	0%	0%	0%

A summary of our stock option activity and related information for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2007	1,070,375	$1.27

Granted	300,000	0.54
Exercised	(125,000)	0.26
Forfeited, expired or cancelled	(397,875)	1.85

Outstanding as of December 31, 2008	847,500	$0.88

Granted	50,000	0.52
Exercised	—	—
Forfeited, expired or cancelled	—	—

Outstanding as of January 20, 2009	897,500	$0.86

Granted	1,825,000	0.39
Exercised	(1,000)	0.56
Forfeited, expired or cancelled	(223,500)	0.84

Outstanding as of December 31, 2009	2,498,000	$0.52

Granted	350,000	0.28
Exercised	—	—
Forfeited, expired or cancelled	(236,900)	0.39

Outstanding as of December 31, 2010	2,611,100	$0.50

A summary of options outstanding and exercisable as of December 31, 2010 is as follows:

Options Outstanding	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price of Exercisable Options
401,000	$ 0.25 - $ 0.28	$0.28	8.62	101,000	$0.27
1,506,600	$ 0.38 - $ 0.38	$0.38	8.93	501,600	$0.38
673,000	$ 0.39 - $ 1.80	$0.82	6.13	593,000	$0.86
30,500	$ 1.95 - $ 2.16	$2.12	2.75	30,500	$2.12

2,611,100	$ 0.25 - $ 2.16	$0.50	8.09	1,226,100	$0.65

WARRANTS

EMPLOYEES AND NON-EMPLOYEE DIRECTORS

We periodically issue warrants to purchase shares of our common and preferred stock for the services of employees and non-employee directors.

Warrants to Purchase Common Stock

During the year ended December 31, 2010, we issued warrants to purchase an aggregate of 9,600,000 shares of our common stock to key employees. Shares acquirable pursuant to the warrants vest at the warrant grant date and/or at specified dates throughout the 36 month or 60 month term of the warrants. A summary of warrant activity for the year ended December 31, 2010 is as follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	900,000	$0.48	3.40 years
Granted	9,600,000	$0.55
Exercised	—	—
Forfeited, expired or cancelled	(225,000)	$0.52

Outstanding at December 31, 2010	10,275,000	$0.55	4.40 years	$—

Exercisable at December 31, 2010	8,400,000	$0.50	4.42 years	$—

The following table summarizes information about warrants granted, exercised and vested for the year ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Warrants granted	9,600,000	900,000	0
Weighted-average grant-date fair value ($)	0.08	0.21	—

Warrants exercised	0	0	0
Total intrinsic value of exercised warrants ($)	—	—	—

Fair value of vested warrants ($)	517,923	29,468	—

We recognized approximately $524,000 of compensation costs related to warrants to purchase common stock during the year ended December 31, 2010. Total unrecognized compensation costs as of December 31, 2010 was approximately $325,000 which is expected to be recognized over a weighted-average period of 3.5 years.

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

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Volatility factor of the expected market price of the Company’s common stock	160%	160%	—
Expected life (in years) of the warrants	5	3-5	—
Risk-free interest rate	1.43-1.85%	1.36-2.37%	—
Dividend yield	0%	0%	—

We recognized approximately $199,000 of tax benefits attributable to equity-based expense recorded for warrants issued to key employees for the year ended December 31, 2010. This benefit was fully offset by a valuation allowance of the same amount due to the uncertainty of future realization.

Warrants to Purchase Series D Convertible Preferred Stock

As of December 31, 2010, there were outstanding warrants to purchase up to 390 shares of our Series D Convertible Preferred Stock, par value $50.00 per share (“Series D Convertible Preferred Stock”). These warrants were issued to members of our Board of Directors and certain members of management as an equity incentive to further align the interests of our directors and management with those of our stockholders. Each warrant has a three year term and may be exercised at any time to purchase shares of Series D Convertible Preferred Stock at an exercise price of $25,000 per share. If the market value of a share of Series D Convertible Preferred Stock exceeds the exercise price for a share of Series D Convertible Preferred Stock, then the holder may exercise the warrant by a cashless exercise and receive the number of shares of Series D Convertible Preferred Stock representing the net value of the warrant. The market value of a share of Series D Convertible Preferred Stock is equal to the product of (a) the per share market price of our common stock multiplied by (b) the number of shares of our common stock into which a share of Series D Convertible Preferred Stock is then convertible.

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

Each share of Series D Convertible Preferred Stock acquired through exercise of a warrant is convertible into 100,000 shares of our common stock at any time. For the presentation below, warrants to purchase shares of Series D Convertible Preferred Stock are stated in common shares, as if the warrant was exercised and the resulting Series D Convertible Preferred Stock was converted. The exercise price of the warrant has been similarly adjusted to an as-converted to common stock equivalent. A summary of our warrant activity for the year ended December 30, 2010 is as follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	29,000,000	$0.25	2.29 years
Granted	—	—
Reinstated	10,000,000	$0.25
Exercised	—	—
Forfeited, expired or cancelled	—	—

Outstanding at December 31, 2010	39,000,000	$0.25	1.31 years	$—

Exercisable at December 31, 2010	39,000,000	$0.25	1.31 years	$—

The following table summarizes information about warrants granted, exercised and vested for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Warrants granted	0	39,000,000	0
Weighted-average grant-date fair value ($)	—	0.21	—

Warrants exercised	0	0	0
Total intrinsic value of exercised warrants ($)	—	—	—

Fair value of vested warrants ($)	—	8,071,900	—

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

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Volatility factor of the expected market price of the Company’s common stock	—	142-175%	—
Expected life (in years) of the warrants	—	3	—
Risk-free interest rate	—	1.15-1.31%	—
Dividend yield	—	0%	—

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

A summary of the activity of our warrants issued to non-employees for the year ended December 31, 2010 is as follows:

Warrants	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2009	4,006,000	$0.43
Granted	13,634,750	$0.25
Exercised	—	—
Forfeited, expired or cancelled	(706,000)	$0.86

Outstanding at December 31, 2010	16,934,750	$0.27

For vested warrants issued as compensation to non-employees for their services for the years ended December 31, 2010, valuation was based on the following information:

	YEARS ENDED DECEMBER 31,
	2010	2009	2008
Volatility factor of the expected market price of the Company’s common stock	160%	156-160%	—
Expected life (in years) of the warrants	3	3	—
Risk-free interest rate	0.62-1.65%	1.21-2.00%	—
Dividend yield	0%	0%	—

NOTE 20 — COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

We lease certain office space and equipment under leases expiring in 2012. The Tampa, Puerto Rico and Texas office leases contain annual escalation clauses and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases was approximately $631,000, $538,000 and $259,000, respectively, for the years ended December 31, 2010, 2009 and 2008.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2010:

Calendar Year	Operating Leases
(Amounts in thousands)
2011	$583
2012	493
2013	367
2014	100

Total minimum lease payments	$1,543

OTHER COMMITMENTS AND CONTINGENCIES

(1)	We have insurance for a broad range of risks as it relates to our business operations. We maintain managed care errors and omissions, professional and general liability coverage. These policies are written on a claims-made basis and are subject to a $25,000 per claim self-insured retention. The managed care errors and omissions and professional liability policies include limits of liability of $1 million per claim and $3 million in the aggregate. The general liability has a limit of liability of $5 million per claim and $5 million in the aggregate. We are responsible for claims within the self-insured retentions or if the policy limits are exceeded.

We maintain Directors and Officers and Employment Practices Liability coverages. These policies are written on a claims-made basis and are subject to a $100,000 per claim self-insured retention for all claims except Securities Claims, which are subject to a $150,000 per claim self-insured retention. The Directors and Officers policy includes a limit of liability of $5 million per claim and $5 million in the aggregate. The Employment Practices Liability Insurance policy includes a limit of liability of $3 million per claim and $3 million in the aggregate. We are responsible for claims within the self-insured retentions or if the policy limits are exceeded. Management is not aware of any claims that could have a material adverse impact on our consolidated financial statements.

(2)	We initiated an action against Jerry Katzman in July 2009 in the U.S. District Court for the Middle District of Florida alleging that Mr. Katzman, a former director, fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010 the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract. The jury also found that Mr. Katzman was not entitled to damages. The Company’s trial attorney believes this decision was based upon a finding that the Company had rightfully terminated Mr. Katzman. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. In February 2010, the Company filed a Notice of Appeal, posted a collateralized appeal bond for approximately $1.3 million, and filed a motion for reconsideration. The motion for reconsideration is pending.

(3)	On September 21, 2010, a complaint entitled “InfoMC, Inc. v. Comprehensive Behavioral Care, Inc. and CompCare de Puerto Rico, Inc.” was filed against us in the U.S. District Court for the Eastern District of Pennsylvania alleging, among other things, that the Company improperly used InfoMC, Inc.’s trademarks in connection with CompCare de Puerto Rico Inc.’s proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint asserts claims for federal trademark infringement, false advertising, unfair competition, conversion, promissory estoppel and unjust enrichment. InfoMC, Inc. is seeking monetary damages in the amount of $600,000 and certain injunctive relief. The case is at the earliest stages with a motion to dismiss for lack of jurisdiction pending. We believe the suit is without merit and intend to vigorously defend ourselves against the allegations asserted.

(4)	In connection with an agreement with a new client to provide mental health, substance abuse and pharmacy prescription drugs management services in Puerto Rico, we obtained a letter of credit from a bank in the amount of $4,000,000 for the benefit of the client to secure our compliance with our obligations under the agreement. The client may draw on all or part of the letter of credit under certain circumstances, including our lack of compliance with certain of our obligations under the agreement. Collateral for the letter of credit was provided by a major stockholder of the Company. If the client draws upon the letter of credit, we may be liable to our major stockholder for the amount of collateral accessed by the bank to fulfill its obligations under the letter of credit.

Additionally in relation to this Puerto Rico agreement, certain of our companies, specifically the parent Comprehensive Care Corporation (“CCC”) and principal operating subsidiary, CBC, have executed guarantees of the payment and performance obligations of our subsidiary that is party to the agreement, CCPR. Should CCPR default on its obligations, the client will be able to seek satisfaction under the contract from CCC and CBC.

(5)	On January 5, 2011, a complaint entitled “Community Hospitals of Indiana, Inc. vs. Comprehensive Behavioral Care, Inc. and MDwise, Inc.” was filed against us in the Superior Court of Marion County Circuit in Indiana. The complaint claims damages of approximately $1.7 million from us and MDwise, Inc., a former client, for allegedly unpaid claims for behavioral health professional services rendered between January 1, 2007 and December 31, 2008. The complaint alleges, among other things, breach of contract, account stated, quantum meruit and unjust enrichment against us and MDwise, Inc. The Company believes the suit is without merit and filed a Motion to Dismiss on March 2, 2011. If the suit proceeds, we intend to vigorously oppose the litigation.

NOTE 21 — RELATED PARTY TRANSACTIONS

In connection with employment agreements executed with our Chairman and CEO and our former Chief Financial Officer (“CFO”), we have deferred compensation payments to these individuals of approximately $233,000 and $141,000, respectively, as of December 31, 2010.

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

On January 24, 2011, we entered into a separation agreement and consulting agreement with our former Chief Financial Officer, Giuseppe Crisafi, in conjunction with his resignation effective of the same date. The consulting agreement states that in exchange for payments aggregating $250,000 to be paid over the next 15 months, Mr. Crisafi will provide consulting services on financial matters. In addition, the separation agreement provides that Mr. Crisafi will forgo payment of his aforementioned deferred compensation balance of approximately $141,000 existing at December 31, 2010. Mr. Crisafi is a related party to the Company by virtue of the position he held as Chief Financial Officer and his ownership of more than five per cent of our common stock, calculated on a beneficial ownership basis.

During the year ended December 31, 2008, CBC utilized the services of Integra Health Management, Inc. (“IHM”), a company that provides behavioral and medical health management and consultative services to healthcare payers. Michael Yuhas, who served as one of our directors during 2008, founded IHM and served as its Chief Executive Officer. CBC paid IHM $94,620 for monitoring and care coordination of intensive case management patients and provided $115,967 of information technology consulting services for the twelve months ended December 31, 2008.

During 2008 when Hythiam held a 48.85% ownership interest in us, we accelerated our Sarbanes-Oxley Act compliance efforts in order to meet Hythiam’s management attestation requirements for financial reporting internal controls. Hythiam paid for consulting services to accomplish our management review of such internal controls. Because this effort benefited us, we recorded a liability to Hythiam for a portion of the cost. In addition, we benefited by being included under certain of Hythiam’s insurance policies.

NOTE 22 — SEGMENT INFORMATION

Summary financial information for our two reportable segments and Corporate and Other is as follows (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008
Managed Care
Revenues	$35,185	$14,146	$35,156
Gross Margin	1,600	719	(1,340)
Income/(loss) before income taxes	(738)	(2,114)	(3,463)

Consumer Marketing
Revenues	29	38	—
Gross Margin	1	22	—
Income/(loss) before income taxes	(390)	(779)	—

Corporate and Other
Revenues	—	—	—
Gross Margin	—	—	—
Income/(loss) before income taxes	(9,113)	(16,727)	(1,884)

Consolidated Operations
Revenues	35,214	14,184	35,156
Gross Margin	1,601	741	(1,340)
Income/(loss) before income taxes	(10,241)	(19,620)	(5,347)

Pre-acquisition loss before income taxes	—	(720)	—

Income/(loss) before income taxes – post-acquisition	(10,241)	(18,900)	(5,347)

NOTE 23 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

CALENDAR 2010	Quarter Ended												Year Total
	3/31/10			6/30/10			9/30/10			12/31/10
	(Amounts in thousands, except per share data)

Operating revenues	$3,789			5,654			7,901			17,870			35,214

Gross margin	299			1,155			348			(201)			1,601

General and administrative expenses	2,026	(a	)	3,125	(b	)	3,386	(c	)	3,393	(d	)	11,930
Depreciation and amortization	168			184			201			216			769
Other expense (income), net	316			513			420			(2,106)	(e	)	(857)

Loss from continuing operations before income taxes	(2,211)			(2,667)			(3,659)			(1,704)			(10,241)
Income tax expense	27			36			31			135			229

Net loss from continuing operations	(2,238)			(2,703)			(3,690)			(1,839)			(10,470)
Net loss attributable to non-controlling interest	21			23			—			—			44

Net loss attributable to stockholders	$(2,217)			(2,680)			(3,690)			(1,839)			(10,426)

Basic loss per common share	$(0.06)			(0.07)			(0.07)			(0.03)			(0.23)

Diluted loss per common share	$(0.06)			(0.07)			(0.07)			(0.03)			(0.23)

Weighted Average Common Shares Outstanding – basic	39,197			38,753			52,150			54,291			46,156

Weighted Average Common Shares Outstanding – diluted	39,197			38,753			52,150			54,291			46,156

(a)	Includes $123,000 of equity based expenses.
(b)	Includes $781,000 of equity based expenses.
(c)	Includes $1.1 million of equity based expenses.
(d)	Includes $102,000 of equity based expenses.
(e)	Includes approximately $2.5 million from the reversal of potential reinsurance claims liabilities due to the remote likelihood of payment from the passage of time without claim.

CALENDAR 2009	Quarter Ended										Year Total
	3/31/09			6/30/09			9/30/09	12/31/09
	(Amounts in thousands, except per share data)

Operating revenues	$3,405			3,456			3,568	3,755			14,184

Gross margin	581			(178)			56	282			741

General and administrative expenses	6,086	(a	)	5,874	(b	)	2,436	4,821	(c	)	19,217
(Recovery of) provision for doubtful accounts	(2)			6			—	—			4
Depreciation and amortization	148			163			187	187			685
Impairment loss	—			—			—	146			146
Other expense	50			54			99	106			309

Loss from continuing operations before income taxes	(5,701)			(6,275)			(2,666)	(4,978)			(19,620)
Income tax expense	4			127			28	30			189

Loss before pre-acquisition loss	(5,705)			(6,402)			(2,694)	(5,008)			(19,809)
Add back: Pre-acquisition loss	721			—			—	—			721

Net loss from continuing operations	(4,984)			(6,402)			(2,694)	(5,008)			(19,088)

Net loss attributable to non-controlling interest	20			25			116	8			169

Net loss attributable to stockholders	$(4,964)			(6,377)			(2,578)	(5,000)			(18,919)

Basic loss per common share	$(0.22)			(0.24)			(0.06)	(0.13)			(0.59)

Diluted loss per common share	$(0.22)			(0.24)			(0.06)	(0.13)			(0.59)

Weighted Average Common Shares Outstanding – basic	22,966			26,303			39,762	39,869			32,292

Weighted Average Common Shares Outstanding – diluted	22,966			26,303			39,762	39,869			32,292

(a)	Includes $589,000 of merger expenses and $4.4 million of equity based expenses.
(b)	Includes $4.2 million of equity based expenses.
(c)	Includes $2.6 million of accrued legal expenses.

CALENDAR 2008	Quarter Ended						Year Total
	3/31/08	6/30/08			9/30/08	12/31/08
	(Amounts in thousands, except per share data)

Operating revenues	$9,333	9,582			8,400	7,841	35,156

Gross margin	(406)	(2,125)			933	258	(1,340)

General and administrative expenses	948	1,518	(d	)	529	747	3,742
Recovery of doubtful accounts	—	—			—	(49)	(49)
Depreciation and amortization	40	40			39	34	153
Other expense	35	41			41	44	161

Income (loss) from continuing operations before income taxes	(1,429)	(3,724)			324	(518)	(5,347)
Income tax expense	3	3			(4)	3	5

Net (loss) income from continuing operations	$(1,432)	(3,727)			328	(521)	(5,352)

Basic (loss) income per common share	$(0.19)	(0.48)			0.04	(0.07)	(0.67)

Diluted (loss) income per common share	$(0.19)	(0.48)			0.03	(0.07)	(0.67)

Weighted Average Common Shares Outstanding – basic	7,727	7,828			7,928	7,928	7,954

Weighted Average Common Shares Outstanding – diluted	7,727	7,828			12,524	7,928	7,954

(d)	Includes $325,000 of accrued legal expenses attributable to a stockholder lawsuit filed in objection to our proposed merger with Hythiam, Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Our Chief Executive Officer and our Acting Chief Financial Officer concluded that, as of the evaluation date, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Chief Executive Officer and our Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2010 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2010.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our current executive officers and directors as well as the executive officers and directors serving as of December 31, 2010. Each director is serving a term that will expire at our next annual meeting. There are no family relationships among any of our directors or executive officers.

NAME	AGE	POSITION
Clark Marcus	69	Chairman of the Board, Chief Executive Officer and Director
Giuseppe Crisafi	41	Former Chief Financial Officer and Director(1)
Robert J. Landis	51	Acting Chief Financial Officer, Chief Accounting Officer
Joshua I. Smith	69	Director and Audit Committee Member
Arnold B. Finestone, Ph.D.	81	Director, Audit Committee Chairman and Compensation and Stock Option Committee Member
Sharon Kay Ray	52	Director and Compensation and Stock Option Committee Member
Arthur K. Yeap	55	Director, Audit Committee Member, and Compensation and Stock Option Committee Chairman
David Pitts	71	Director(2)

(1)	Resigned January 24, 2011.
(2)	Appointed January 24, 2011 by our Board of Directors.

CLARK MARCUS

Clark Marcus was appointed as our Co-Chief Executive Officer, a director and Chairman of the Board on May 11, 2009. In September, 2010, he assumed the position of sole Chief Executive Officer. Mr. Marcus was formerly Chairman and Chief Executive Officer of Core from September 2008 to January 2009. Prior to that, he was a founder, Chairman and Chief Executive Officer at The Amacore Group, Inc., a public company and marketer of health care related memberships, from September 1993 to August 2008. Mr. Marcus has been a practicing attorney since 1968 and was a senior partner in the New York law firms of Victor & Marcus and Marcus & Marcus. Mr. Marcus contributes to the Board of Directors through his unique expertise in the healthcare industry, legal expertise, decades of experience in building and operating companies as well as proven leadership skills in guiding public companies.

GIUSEPPE CRISAFI, MBA, CPA

Giuseppe (Joe) Crisafi resigned from his position as Chief Financial Officer and as a Director on January 24, 2011. Mr. Crisafi had over 20 years experience in Finance and worked in a number of industries internationally, including healthcare, banking, public accounting and utilities. Prior to joining CompCare, Mr. Crisafi served as a Director and the Chief Financial Officer of Core from November 2008 to January 2009. He also served as a director and the Chief Financial Officer of The Amacore Group, Inc., a public company and marketer of health care related memberships, from September 2007 to August 2008. During the period January 2007 to September 2007, Mr. Crisafi provided specialist consulting services to Madison Partners, a public accounting firm in Australia. From August 2005 to December 2006 he was Vice President of Finance at Lehman Brothers. He operated his own consulting practice from November 2000 to September 2003. Prior to starting his own consulting practice, Mr. Crisafi was a Director at KPMG, where he worked for 10 years in the Forensic, Risk Management, Corporate Finance and Corporate Turnaround divisions. Mr. Crisafi holds an MBA degree from Columbia University, a Diploma in Applied Investment & Finance awarded by the Securities Institution of Australia, and a Bachelors of Economics degree from Monash University.

ROBERT J. LANDIS, MBA, CPA

Mr. Landis currently serves as our Acting Chief Financial Officer and Chief Accounting Officer. He served as Chairman of our Board of Directors from January 2000 to January 2009 and as our Chief Financial Officer and Treasurer from July 1998 to February 2009. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization, from November 1988 to July 1998. Mr. Landis also serves on the Board of Directors and on the audit committee of Global Axcess Corporation, a company that owns and operates automatic teller machines, whose common stock is publicly traded on the Over-The-Counter Bulletin Board. Mr. Landis, a Certified Public Accountant, received a Bachelor’s Degree in Business Administration from the University of Southern California and a Master’s Degree in Business Administration from California State University at Northridge.

ARNOLD B. FINESTONE, Ph.D.

Arnold B. Finestone was appointed to our Board of Directors on January 21, 2009. He is a business management consultant and formerly served on the Board of Directors of The Amacore Group, Inc., a public company and marketer of health care related memberships. He has served on the Boards of public companies and start-up business ventures since 1985. From 1982 to 1985, he was President of Dartco, Inc., a subsidiary of Dart & Kraft Inc., which was engaged in marketing and manufacturing of high-performance engineering plastics for consumer, industrial, and military uses. From 1970 to 1982, he served as Executive Vice President of the Chemical–Plastics Group of Dart Industries and Dart & Kraft, Inc. From 1957 to 1970, he was Vice President and Director of Planning, Development and Marketing for Foster Grant, Inc. Dr. Finestone’s qualifications to sit on our Board of Directors include his financial expertise, which qualify him as our “audit committee financial expert,” and his extensive governance and executive experience, including executive level roles in complex organizations.

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

ARTHUR K. YEAP

Arthur K. Yeap joined our Board of Directors on January 21, 2009. Since 1983, Mr. Yeap has served as Chief Executive Officer of Novo Group, consultants and manufacturers of customer audio and video products for professional use. He also has been a principal investigator on the staff of the University of California at Berkeley, engaged in research in perception and hearing for advanced military and consumer uses of the Internet. From 1996 to 1999, he was Director of Marketing, Consumer Products, for ITV Corporation. From 1995 to 1996 Mr. Yeap was Chief Engineer for WYSIWYG Networks. Mr. Yeap was a member of the Board of Directors of the Golden Gate Regional Center, which provides services and state funding for the mentally handicapped from 1992-1996 and served as its Chairperson from 1996-1997. He is currently on the Board of Trustees of Grace Cathedral in San Francisco. Mr. Yeap provides valuable managerial knowledge to the Board of Directors as well as experience in strategic product development and operations, with a focus on information technology and systems.

DAVID R. PITTS

Mr. Pitts was appointed to our Board of Directors on January 24, 2011, after serving as a consultant to the Company since September, 2009. He is the founder, chairman, and CEO of Pitts Management Associates, Inc., a healthcare consulting firm that has advised managed care organizations, hospitals, and other industry clients since 1981. He is also the Chairman of the Board of Trustees of Baton Rouge General Health System, and President and a Member of the Board of Directors of Health Insights, a national healthcare think tank. In addition, Mr. Pitts is Chairman of the Board of Directors of Business First Bank of Louisiana, a holding company with banks in six cities; Chairman of the Board of Directors of the Church Investment Group; a member of the board of directors and Chairman of the Compensation Committee of Amedisys, a publicly traded provider of home healthcare and hospice services; and a member of the North American Advisory Board of Sodexo, a multinational corporation which designs, manages and delivers on-site service solutions and motivation solutions. We believe Mr. Pitts is qualified to serve on our Board of Directors because of his extensive healthcare industry background and experience as a director of other public companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director or greater than 10% stockholder of our outstanding common stock must file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely upon a review of Section 16(a) reports furnished to us, we believe all such entities or persons subject to the Section 16(a) reporting requirements have complied with applicable filing requirements during 2010, with the exception of the following:

Name	Filing capacity	Form type(s)	Number of late reports	Number of transactions not reported timely
Joshua I. Smith	Director	4	1	1
Arnold B. Finestone	Director	4	1	1
Arthur K. Yeap	Director	4	1	1
Sharon Kay Ray	Director	4	1	1
Clark Marcus	Officer, Director	4	2	2
Giuseppe Crisafi	Officer, Director	4	1	1
John Hill	Officer, Director	4	1	1
Howard M. Jenkins	10% owner	4	2	2
Benjamin West	10% owner	4	1	1

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

Audit Committee

The primary function of the Audit Committee is to assist the Board of Directors (“the Board”) in the oversight of the integrity of our financial statements, the effectiveness of our internal control over financial reporting, the identification and management of risk, and the performance of our independent auditor. As of December 31, 2010, the Audit Committee of our Board consisted of Arnold B. Finestone, (Chairman), Joshua I. Smith, and Arthur K. Yeap. The Board of Directors has determined that all members of the Committee were independent as defined in Section 303A of the New York Stock Exchange’s listing standards and SEC Rule 10A-3, and that Dr. Finestone qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during the year ended December 31, 2010.

Compensation and Stock Option Committee

The purpose of the Compensation and Stock Option Committee is to determine, or recommend to the Board for determination, the direct and indirect compensation of the CEO and all other officers and to administer any incentive compensation plans from which stock options and other stock based awards may be granted. At December 31, 2010, the Compensation and Stock Option Committee of our Board consisted of Arthur K. Yeap (Chairman), Sharon Kay Ray, and Arnold B. Finestone. The Compensation and Stock Option Committee held two meetings during the year ended December 31, 2010.

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

Compensation Policies and Practices as They Relate to the Company’s Risk Management

Our Board of Directors has determined that our compensation policies are not reasonably likely to create risks that would have a material adverse effect on us.

Board Leadership Structure

Our Board of Directors is led by our Chairman, Mr. Marcus, who is also CEO of the Company. We believe that having our CEO serve as Chairman of the Board provides us with unified leadership and direction and strengthens the ability of the CEO to develop and implement strategic initiatives and respond efficiently to various situations. The Board is aware of the potential conflicts that may arise when an insider chairs the Board, but believes any such conflicts are offset by the fact that independent directors comprise a majority of the Board and each of the Board’s committees. The committees facilitate deeper analysis of various matters and promote regular monitoring of our activities in their advisory role to the full Board. At present, the Board believes that its current structure effectively maintains independent oversight of management and that having a lead independent director is unnecessary. The Board has the ability to quickly adjust its leadership structure should business or managerial conditions change.

The Board’s Role in Risk Oversight

The Board has delegated its risk oversight responsibilities to the Audit Committee which in turn relies on periodic reports from our Enterprise Risk Management (“ERM”) committee. The ERM committee meets on an as-needed basis and is comprised of our Chief Accounting Officer (“CAO”) and certain vice presidents from our various functional areas. The ERM committee’s purpose is to identify, evaluate, monitor and propose risk mitigation strategies in response to risks that may have an adverse effect on the realization of our corporate goals. Should the Audit Committee be informed of a risk of a nature requiring discussion by the full Board, it will bring the matter before the Board at its next meeting or sooner if conditions warrant.

Compensation Consultants

We did not use any compensation consultants during 2010.

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

In arriving at specific levels of compensation for executive officers, the Board has relied on:

•	the recommendations of our CEO and our Acting CFO (but not with respect to their own compensation levels),

•	benchmarks provided by generally available compensation surveys, and

•	the experience of Board members and their knowledge of compensation paid by comparable companies or companies of similar size or generally engaged in the healthcare services business.

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

In addition to complying with the requirements of applicable employment agreements, compensation for each of the executive officers during the year ended December 31, 2010 was based on the executive’s performance of his or her duties and responsibilities, our performance, both financial and otherwise, and the success of the executive in managing, developing and executing our business development, sales and marketing, financing and strategic plans, as appropriate.

Signing Bonus. In filling an open senior management position, we conduct an extensive search to identify an executive that will fit our corporate culture and be best able to accomplish our goals. To attract and secure the best managerial talent, we may offer a cash signing bonus to the candidate. We may also pay signing bonuses to retain existing executives at the time a new employment agreement is executed. The amount of the signing bonus is determined by the Board at its discretion and included as a component of the executive’s employment agreement. During 2009, we paid an $80,000 signing bonus to Clark Marcus, our Chairman and CEO, and a $20,000 signing bonus to Robert Landis, our CAO.

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

Our Chairman of the Board and CEO, Clark Marcus, is eligible to receive a special bonus in an amount equal to one percent of the Company’s pre-tax profits for a preceding year, up to the first $1 million of such profits, plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1 million.

Our Acting CFO and CAO, Robert J. Landis, is eligible to receive an annual bonus as determined by and at the discretion of the Board.

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

Equity incentive instruments issued to our executives during 2010 consist of 1 million shares of our common stock to each of Clark Marcus, Chairman of the Board and CEO, and Giuseppe Crisafi, our former CFO. A warrant to purchase 4,000,000 shares of our common stock was also issued to each of Mr. Marcus and Mr. Crisafi.

Equity incentive instruments issued during 2009 consist of 50,000 stock options issued to John Hill, our former President and Co-CEO, a warrant to purchase 100 shares of our Series D Convertible Preferred Stock issued to each of Clark Marcus, Chairman of the Board and CEO, and Giuseppe Crisafi, our former CFO, and a warrant to purchase 70 shares of our Series D Convertible Preferred Stock issued to John Hill. At the request of Mr. Marcus, we subsequently subdivided his warrant and issued three warrants for the purchase of 30 shares of Series D Convertible Preferred Stock to each of his three adult children and one warrant to Mr. Marcus for the purchase of 10 shares of Series D Convertible Preferred Stock.

In certain instances, stock options may be granted to executive officers upon hiring as part of an employment package intended to attract top candidates. In the past we have not timed stock option grants in coordination with the release of material nonpublic information, nor do we plan to do so in the future. Stock option grants to employees are at the discretion of the Compensation Committee, which utilizes recommendations from management in determining awards. Stock option exercise prices are determined in accordance with the Plans, which specify that the exercise price will be equal to the fair market value, as defined in the Plans, of a share of our common stock on the date of grant. Such grants provide an incentive for our executives and other employees to increase our market value, as represented by our market price, as well as serving as a method for motivating and retaining our executives.

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

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers during the 2010 calendar year.

Name and Principal Position	Year	Salary ($) (1)		Bonus ($)		Stock Awards ($)		Warrant/ Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Clark Marcus	2010	770,942	(4)	150,000	(5)	70,000	(7)	232,400	72,844	1,296,186
Chairman of the Board and Chief Executive Officer	2009	455,000	(4)	80,000	(6)	—		1,964,000	20,096	2,519,096

John Hill	2010	279,645		—		14,000	(9)	—	254,044	547,689
Former President and Co-Chief	2009	390,125	(8)	—		—		1,552,555	22,791	1,965,471
Executive Officer	2008	179,769		—		—		48,720	65,257	293,746

Giuseppe Crisafi	2010	423,071	(10)	135,000	(5)	70,000	(11)	232,400	29,848	890,319
Former Chief Financial	2009	331,500	(10)	—		—		2,181,000	32,962	2,545,462
Officer

Robert J. Landis	2010	209,631		30,000	(5)	—		—	2,435	242,066
Acting Chief Financial Officer;	2009	188,679		20,000	(6)	125,000	(13)	26,513	1,250	361,442
Chief Accounting Officer	2008	176,462		10,000	(12)	—		8,280	6,711	201,453

(1)	Amounts represent salary earned, which may have been paid during the year indicated or deferred until a future year.
(2)	Amounts reflect the aggregate grant date fair value of stock options and warrants computed in accordance with ASC 718 Compensation – Stock Compensation using the Black-Sholes option pricing model, which incorporates various assumptions about volatility, expected dividend yield, expected life, and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 19 “Preferred Stock, Common Stock, and Stock Ownership Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options and warrants.
(3)	The following table presents an itemized account of the amounts shown in the “All Other Compensation” column for each named executive officer in 2010:

Name	401K Match (a)	Health Insurance Premiums (b)	Life Insurance Premiums(c)	Post Resignation Compensation (d)	Total
	($)	($)	($)	($)	($)
Clark Marcus	—	9,696	63,148	—	72,844
John M. Hill	—	4,044	—	250,000	254,044
Giuseppe Crisafi	2,375	27,473	—	—	29,848
Robert J. Landis	2,435	—	—	—	2,435

(a)	Represents the amount contributed by the Company in accordance with the defined contribution plan.
(b)	Represents the cost of health insurance premiums for executives for whom 100% of the cost of such insurance is paid by the Company.
(c)	In accordance with his employment contract, we pay the premiums to provide Mr. Marcus with a policy of life insurance.
(d)	Pursuant to his one year consulting agreement, Mr. Hill receives an annual consulting fee of $250,000 which is payable in 26 installments. As of December 31, 2010, aggregate payments of $48,077 have been made.
(4)	Includes amounts for which payment has been deferred of $248,635 and $207,231 at December 31, 2010 and 2009, respectively.

(5)	Represents a deferred bonus approved by the Board of Directors.
(6)	Amount is a signing bonus paid in accordance with a new or replacement employment contract.
(7)	Amount represents the value of 1,000,000 shares of our common stock awarded as an equity incentive during 2010.
(8)	Includes $60,756 of salary for which payment has been deferred until a future period.
(9)	Amount represents the value of 200,000 shares of our common stock.
(10)	Includes deferred balances of $141,105 and $111,417 at December 31, 2010 and 2009, respectively.
(11)	Amount represents the value of 1,000,000 shares of our common stock.
(12)	Represents a performance cash bonus paid at the discretion of the Board of Directors.
(13)	Amount represents the value of 500,000 shares of our common stock awarded in accordance with the executive’s employment agreement.

Executive Employment Agreements

Chairman and Co-Chief Executive Officer

On May 11, 2009, we executed an employment agreement with our Chairman of the Board and CEO, Clark Marcus. Mr. Marcus’ employment contract has a term of three years and includes an initial base salary of $700,000 per annum, to be increased annually by an amount no less than an amount equal to the percentage increase in the consumer price index for the Tampa, Florida metropolitan area. As of December 31, 2010, the base salary for Mr. Marcus was $805,000. This compensation may, at our election, be accrued, in whole or in part, until such time as the Company receives financing and/or generates sufficient revenues with which to pay Mr. Marcus his stated compensation, after the payment by the Company of its operating expenses. Upon execution of the agreement, Mr. Marcus was paid an $80,000 signing bonus. In addition, Mr. Marcus will be entitled to a special bonus in an amount equal to one percent of our pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of our pre-tax profits for all sums over $1,000,000. In the event Mr. Marcus’ employment is terminated without cause, or Mr. Marcus terminates his employment within 12 months from a change in control, we will pay to Mr. Marcus a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Marcus through five full years of compensation from the date of termination.

Former President and Co-Chief Executive Officer

On September 24, 2010, John M. Hill, our then Co-Chief Executive Officer and President, upon mutual agreement with our Board, resigned from his position as our Co-Chief Executive Officer and President. Previously, in March 2009, we had executed an employment agreement with Mr. Hill, effective January 1, 2009. Mr. Hill’s employment contract had a term of three years and included a base salary of $390,000, which at the time of his resignation had been increased to $401,700 per annum. Mr. Hill was entitled to a special bonus in the amount equal to one percent of our pre-tax profits during 2010 (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of our pre-tax profits for all sums over $1,000,000. On September 24, 2010, we entered into a consulting agreement with Mr. Hill in conjunction with his resignation. The agreement states that in exchange for payments aggregating $250,000 to be paid over a period of the next twelve months, Mr. Hill will perform consulting services to improve the efficiency of our clinical operations.

Former Chief Financial Officer

On January 24, 2011, Giuseppe Crisafi resigned from his position as our Chief Financial Officer. Previously, in March 2009, we had executed an employment agreement with Mr. Crisafi, who was appointed on February 26, 2009. Mr. Crisafi’s employment contract had a term of three years and included a base salary of $390,000, which at the time of his resignation had been increased to $429,000 per annum. Mr. Crisafi was entitled to a special bonus in the amount equal to one percent of our pre-tax profits during 2010 (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of the Company’s pre-tax profits for all sums over $1,000,000. On January 24, 2011, we entered into a separation and consulting agreement with Mr. Crisafi which stated that in exchange for payments aggregating $250,000 to be paid over the next 15 months, Mr. Crisafi would provide consulting services on financial matters. In addition, the separation agreement provides that Mr. Crisafi will forgo payment of his aforementioned deferred compensation balance of approximately $141,000 and deferred bonus of $135,000 existing at December 31, 2010.

Acting Chief Financial Officer and Chief Accounting Officer

We entered into an employment agreement with Robert J. Landis effective March 5, 2009. The agreement includes a term of three years and an initial base salary of $191,500 per annum, to be increased annually by an amount no less than an amount equal to the percentage increase in the consumer price index for the Tampa, Florida metropolitan area. As of December 31, 2010, the base salary for Mr. Landis was $225,000. In addition, the agreement specified that Mr. Landis receive a signing bonus of $20,000 plus 500,000 shares of our common stock. In the event Mr. Landis’ employment is terminated without cause, or Mr. Landis terminates his employment within 12 months from a change in control, we will pay to Mr. Landis a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Landis through three full years of compensation from the date of termination.

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

Indemnification matters

In connection with our indemnification program for executive officers and directors, Mr. Marcus and Mr. Landis, as well as eight current, key management employees, directors, or subsidiary directors, 26 former directors (including Messrs. Hill and Crisafi), and 19 former officers, are entitled to indemnification pursuant to Indemnification Agreements. We consider it desirable to provide each indemnitee with specified assurances that we can and will honor our obligations under the Indemnification Agreements, including a policy of insurance to provide for directors and officers liability coverage.

Grants of Plan Based Awards

The table below sets forth information with respect to stock and warrants granted to our named executive officers during 2010.

Name and Principal Position	Grant Date	Date of Board or Committee Approval Action	All Other Stock Awards: Number of Shares of Stock (#)	All Other Option/ Warrant Awards: Number of Securities Underlying Option or Warrant Awards (1)	Exercise Price ($/share)		Closing Price on Grant Date ($/share)	Grant Date Fair Value of Stock & Option Awards($)

Clark Marcus Chairman and CEO	06/30/10 06/30/10	07/01/10 07/01/10	1,000,000	4,000,000	0.50	(3)	0.10 0.10	70,000 232,400	(2) (4)

John M. Hill Former President and Co-CEO	06/30/10	07/01/10	200,000				0.10	14,000	(2)

Giuseppe Crisafi Former Chief Financial Officer	06/30/10 06/30/10	07/01/10 07/01/10	1,000,000	4,000,000	0.50	(3)	0.10 0.10	70,000 232,400	(2) (4)

(1)	Common stock obtainable through the exercise of warrants will be restricted common stock.
(2)	Amount was computed by multiplying the quantity of shares by the weighted average selling price for all sales of our common stock on the grant date, which was adjusted for the restricted nature of the common stock.
(3)	The warrant is intended to be an equity incentive instrument and as such the exercise price was set higher than the closing market price.
(4)	The grant date fair value of stock options and warrants is calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected life of the options and warrants, and applicable interest rates. See “Critical Accounting Estimates – Stock Compensation Expense” in Management’s Discussion and Analysis and Note 19 “Preferred Stock, Common Stock, and Stock Ownership Plans” to our consolidated, audited financial statements for further information regarding the assumptions used to value stock options.

Outstanding Equity Awards at Year-End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2010.

	Number of shares underlying unexercised options/warrants		Option or Warrant Exercise Price ($)	Option or Warrant Expiration Date
Name	Exercisable (#)	Unexercisable (#)

Clark Marcus	1,000,000	—	0.2500	05/13/12
	4,000,000	—	0.5000	06/30/15

Total	5,000,000	—

John M. Hill	7,000,000	—	0.2500	03/31/12
	100,000	—	0.5500	01/14/18
	50,000	—	0.5200	01/14/19

Total	7,150,000	—

Giuseppe Crisafi	10,000,000	—	0.2500	03/31/12
	4,000,000	—	0.5000	06/30/15

Total	14,000,000	—

Robert J. Landis	50,000	—	0.2500	01/02/11
	25,000	—	0.5100	11/07/12
	25,000	—	1.4000	02/07/13
	25,000	—	1.7000	01/23/14
	25,000	—	1.4500	03/11/15
	25,000	—	1.7800	10/28/15
	25,000	—	1.8000	11/17/16
	15,000	—	0.6500	02/19/18
	24,750	50,250	0.3800	12/04/19

Total	239,750	50,250

Option Exercises and Stock Vested

No stock options or warrants were exercised by any of our named executive officers during the year ended December 31, 2010.

Potential Payments upon Termination or Change in Control

      Potential payments upon termination

In the event the employment of our Chairman and CEO is terminated by us without cause, or Mr. Marcus terminates his employment within a 12 month period commencing with the date of a change in control, we will pay to Mr. Marcus a lump sum amount equal to the aggregate of (i) accrued but unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Marcus through five full years of compensation (currently $4.0 million) from the date of termination.

In the event our Acting CFO and CAO’s employment is terminated by us without cause, or Mr. Landis terminates his employment within a 12 month period commencing with the date of a change in control, we will pay to Mr. Landis a lump sum amount equal to the aggregate of (i) accrued but unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Landis through three full years of compensation (currently $675,000) from the date of termination.

Unvested stock options for all employees, including named executive officers, will vest immediately upon a change in control.

Director Compensation

The following table provides information regarding compensation paid to non-employee directors during the twelve-month period ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Arnold B. Finestone	43,500	24,500	4,000	72,000
Joshua I. Smith	52,000	35,000	20,000	107,000
Sharon Kay Ray	18,000	14,000	2,000	34,000
Arthur K. Yeap	24,000	14,000	4,000	42,000

(1)	Amounts represent fees earned for service as a director on our Board of Directors and as a member of one or more Board committees.
(2)	Amount represents the grant date fair value of the stock award calculated by multiplying the quantity of shares by the weighted average selling price for all sales of our common stock on the grant date, which was adjusted for the restricted nature of the common stock.
(3)	Amount represents a cash bonus for service in 2010.

Members of the Board of Directors who are also executive officers or employees of the Company receive no compensation for serving as directors. Outstanding stock option and warrant awards for each non-employee director as of December 31, 2010 are as follows:

	Number of Common Shares Underlying Awards:
Name:	Options (#)	Warrants (#)
Arnold B. Finestone	25,000	600,000
Joshua I. Smith	25,000	800,000
Sharon Kay Ray	25,000	300,000
Arthur K. Yeap	25,000	300,000

Limitations on the deductibility of compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Tax Code”), places a limit of $1.0 million on the amount of compensation that we can deduct in any one year with respect to each of our five most highly paid executive officers. However, certain performance-based compensation as defined by Section 162(m) of the Tax Code is not subject to the deduction limit. Our Board of Directors believes that all anticipated compensation during the year ended December 31, 2010 will satisfy the requirements of Section 162(m) of the Tax Code and, as such, would be deductible for federal income tax purposes.

Compensation committee interlocks and insider participation

During the year ended December 31, 2010, the members of our Compensation Committee were Arthur K. Yeap (Chairman), Sharon Kay Ray and Arnold B. Finestone. No member of the Compensation Committee was at any time during the past year an officer or employee of the Company, was formerly an officer of the Company or any of our subsidiaries, or had any employment relationship with us.

During 2010, none of our executive officers served as:

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K with management and, based on such discussions, the Compensation Committee recommended that the Compensation Discussion and Analysis section be included herein.

Submitted by the Compensation Committee:

Arthur K. Yeap, Chairman
Sharon Kay Ray
Arnold B. Finestone

Dated: March 29, 2011

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes share and exercise price information with respect to the Plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2010:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	2,611,100	$0.50	9,320,068
Equity compensation plans not approved by stockholders*	66,209,750	0.30	—

Total	68,820,850	$0.31	9,320,068

*	Equity compensation plans not approved by stockholders consist of:

•	warrants to purchase shares of common stock issued to key employees as incentive compensation,

•	warrants to purchase shares of common stock issued to consultants in exchange for financial advisory, or investment banking services in lieu of cash compensation,

•	warrants to purchase shares of common stock issued to certain note holders of the Company and to a client in exchange for a cash advance, and

•	warrants to purchase shares of Series D Convertible Preferred Stock issued to Board of Director members and certain members of senior management.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of February 28, 2011, the name, address, stock ownership and voting power of each person or group of persons known by us who is not a director or a named executive officer of the Company to own beneficially more than five percent of the outstanding shares of our common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name And Address of Beneficial Owner	Common stock owned directly	Common stock acquirable(1)	Total common stock beneficially owned		Percent of Voting Common Stock Outstanding

Howard Jenkins	26,885,714	9,000,000	35,885,714	(2)	56.5%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

Benjamin B. West	4,000,000	450,000	4,450,000	(3)	8.1%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

Michael J. Marcus	790,320	3,418,117	4,208,437	(4)	7.3%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

Eva A. Marcus	665,320	3,418,117	4,083,437	(5)	7.0%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

David S. Marcus	665,320	3,418,117	4,083,437	(5)	7.0%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

PNC Financial Services Group, Inc. and its subsidiaries, collectively	0	3,264,701	3,264,701	(6)	5.7%
One PNC Plaza, 249 Fifth Avenue, Pittsburgh, Pennsylvania 15222

Harry Ross	2,100,000	800,000	2,900,000	(7)	5.2%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

(1)	Includes common stock acquirable within 60 days of February 28, 2011 through the conversion of equity instruments convertible into common stock and the exercise of options and warrants to acquire common stock.
(2)	Information obtained from Form 13D/A dated June 4, 2010, filed on July 29, 2010.
(3)	Information obtained from Form 13G/A dated December 31, 2010, filed on February 14, 2011.
(4)	Information obtained from Form 13G dated June 16, 2009 and filed June 30, 2009, and Company records.
(5)	Information obtained from Form 13G dated June 16, 2009 and filed June 30, 2009.
(6)	Information obtained from Form 13G dated December 31, 2010 and filed on February 11, 2011.
(7)	Information obtained from Form 13G/A dated December 31, 2010 filed on February 14, 2011.

Security Ownership of Management

The following table sets forth, as of February 28, 2011, information concerning the beneficial ownership of our common stock by each director of the Company and the named executive officers listed in the Summary Compensation Table included elsewhere herein, and all directors and executive officers as a group. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has, or shares, the power to vote such securities or to direct their investment. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Common Stock Outstanding
Giuseppe Crisafi (1)	15,030,802	21.9%
John M. Hill(2)	7,353,500	11.9%
Clark Marcus(3)	6,045,000	10.1%
Joshua I. Smith(4)	2,810,000	5.1%
Arnold B. Finestone (5)	1,160,000	2.1%
Robert J. Landis (6)	796,750	1.5%
Sharon Kay Ray(7)	710,000	1.3%
Arthur K. Yeap(7)	710,000	1.3%

All directors and named executive officers as a group (eight persons)	34,616,052	41.6%

(1)

Includes 1,030,802 shares held directly, four million shares acquirable with a warrant that is presently exercisable, and ten million shares obtainable from conversion of 100 Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable.

(2)

Includes 203,500 shares of common stock held directly, 150,000 shares subject to options that are presently exercisable, and seven million shares obtainable from conversion of 70 Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable.

(3)

Includes 1,045,000 shares of common stock held directly, four million shares acquirable with a warrant that is presently exercisable, and 1 million shares obtainable from conversion of 10 Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable.

(4)

Includes 1,922,829 shares of common stock held directly, 10,000 shares subject to options that are presently exercisable, 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible, and 800,000 shares obtainable from conversion of eight Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable. Excludes 15,000 shares subject to options that are not exercisable within 60 days of February 28, 2011.

(5)

Includes 472,829 shares of common stock held directly, 10,000 shares subject to options that are presently exercisable, 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible, and 600,000 shares obtainable from conversion of six Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable. Excludes 15,000 shares subject to options that are not exercisable within 60 days of February 28, 2011.

(6)

Includes 607,000 shares of common stock held directly and 189,750 shares subject to options that are presently exercisable. Excludes 50,250 shares subject to options that are not exercisable within 60 days of February 28, 2011.

(7)

Includes 322,829 shares of common stock held directly, 10,000 shares subject to options that are presently exercisable, 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible, and 300,000 shares obtainable from conversion of three Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable. Excludes 15,000 shares subject to options that are not exercisable within 60 days of February 28, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During the year ended December 31, 2010, three executive officers served on our Board of Directors and also on the Board of Directors for each of our wholly-owned subsidiary corporations.

In connection with employment agreements executed with our Chairman and CEO and our former CFO, we have deferred compensation payments to these individuals of approximately $233,000 and $141,000, respectively, as of December 31, 2010. However, as part of a separation agreement, our former CFO has waved his right to his deferred compensation and a deferred bonus of $135,000.

On January 24, 2011, we entered into a separation agreement and consulting agreement with our former CFO, Giuseppe Crisafi, in conjunction with his resignation effective of the same date. The consulting agreement states that in exchange for payments aggregating $250,000 to be paid over the next 15 months, Mr. Crisafi will provide consulting services on financial matters. In addition, the separation agreement provides that Mr. Crisafi will forgo payment of his aforementioned deferred compensation balance of approximately $141,000 and a deferred bonus of $135,000 existing at December 31, 2010. Mr. Crisafi is a related party to the Company by virtue of the position he held as CFO and his ownership of more than five per cent of our common stock, calculated on a beneficial ownership basis.

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

During the year ended December 31, 2008, CBC utilized the services of Integra Health Management, Inc. (“IHM”), a company that provides behavioral and medical health management and consultative services to healthcare payers. Michael Yuhas, who served as one of our directors during 2008, founded IHM and served as its Chief Executive Officer. CBC paid IHM $94,620 for monitoring and care coordination of intensive case management patients and provided $115,967 of information technology consulting services for the twelve months ended December 31, 2008.

During 2008 when Hythiam held a 48.85% ownership interest in us, we accelerated our Sarbanes-Oxley Act compliance efforts in order to meet Hythiam’s management attestation requirements for financial reporting internal controls. Hythiam paid for consulting services to accomplish our management review of such internal controls. Because this effort benefited us, we recorded a liability to Hythiam for a portion of the cost. In addition, we benefited by being included under certain of Hythiam’s insurance policies.

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

Director Independence

Although we are not listed on the New York Stock Exchange, we have used the definition of “independent” set forth in Section 303A of the New York Stock Exchange listing standards for the purpose of determining the independence of our directors and members of a committee of our Board of Directors. Such standards define an independent director, generally, as one who has no material relationship with us, has not been employed by us within the last three years, has not received compensation from us in excess of $120,000 other than director and committee fees, is not related to a person who is a partner or employee of our external auditor, is not related to any of our officers, and is not an officer or owner of a business having transactions with us that exceed the greater of $1 million or 2% of our consolidated gross revenues.

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

Audit and Related Fees

The firm of Mayer Hoffman McCann P.C. (“MHM”) (formerly Kirkland, Russ, Murphy & Tapp P.A.) currently serves as our independent registered public accounting firm to perform audits and to prepare our income tax returns. The firm of Rose, Snyder & Jacobs prepared our tax returns for the 2007 tax year. The Audit Committee approved 100% of the services described below for audit, tax and related fees.

Audit Fees. The aggregate fees billed by MHM for the audit of our annual consolidated financial statements and review of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2010 and 2009 were $117,000 and $91,600, respectively.

Audit-Related Fees. The aggregate fees billed by MHM for assurance and related services related to the performance of the audit or review of our consolidated financial statements and not described above under “Audit Fees” were $24,200 for the year ended December 31, 2010 and $56,000 for the year ended December 31, 2009. Audit-related services principally include audits of certain of our subsidiaries and our 401(k) plan.

Tax Fees. During the year ended December 31, 2010, MHM billed $24,920 to us for preparing our tax returns. During the year ended December 31, 2009, MHM billed $23,365 to us for preparation of tax returns while Rose, Snyder & Jacobs billed $6,428.

All Other Fees. The aggregate fees billed by MHM for professional services other than services described under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above were $430 and $11,978 for the years ended December 31, 2010 and 2009 respectively, primarily for financial reporting research, work related to our merger with Core, and MHM’s preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

The Audit Committee does not believe the provision of non-audit services by our independent registered public accounting firm impairs the ability of such firm to maintain independence with regard to the Company.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm in order to assure that the provision of such services does not impair the firm’s independence. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. During the year ended December 31, 2010, all services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements - Included in Part II of this report:
		Reports of Independent Registered Public Accounting Firms
		Consolidated Balance Sheets, December 31, 2010 and 2009
		Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
		Consolidated Statements of Changes in Deficit for the years ended December 31, 2010, 2009 and 2008
		Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
		Notes to Consolidated Financial Statements

	2.	ConsolidatedFinancial Statement Schedules: None.
		Other schedules are omitted, as required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3.	Exhibits:

Exhibit Number	Description and Reference

3.1	Amended and Restated Certificate of Incorporation of Comprehensive Care Corporation (20)

3.2	Amended and Restated Bylaws, as amended July 20, 2000. (6)

3.3	Amendment to Amended and Restated Bylaws, effective June 14, 2005. (5)

3.4	Amendment to Amended and Restated Bylaws, effective October 28, 2005. (12)

3.5	Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock of Comprehensive Care Corporation. (5)

3.6	Amendment to Amended and Restated Bylaws, effective January 12, 2007.(17)

3.7	Certificate of Designation, Rights and Preferences of Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock of the Company, dated January 16, 2009. (16)

3.8	Certificate of Withdrawal of Certificate of Designation, Rights and Preferences of Series A Convertible Preferred Stock of the Company, dated March 31, 2009. (18)

3.9	Certificate of Designation, Rights and Preferences of Series D Convertible Preferred Stock of the Company, dated March 31, 2009. (18)

3.10	Amendment to Amended and Restated Bylaws, effective May 11, 2009. (19)

3.11	Certificate of Designation, Rights and Preferences of Series C Convertible Preferred Stock dated June 23, 2009.(20)

3.12	Certificate of Incorporation as amended and restated to reflect amendments effective December 28, 2010 (filed herewith).

4.1	Indenture dated April 25, 1985 between the Company and Bank of America, NT&SA, relating to Convertible Subordinated Debentures. (1)

4.2	Form of Common Stock Certificate. (9)

4.3	Subscription Agreement dated February 23, 2009 between the Company and Howard M. Jenkins (22)

4.4	Subscription Agreement dated February 26, 2009 between the Company and Harry Ross (24)

4.5	Form of warrant to purchase Series D Preferred Stock issued by the Company on March 31, 2009 (18)

4.6	Form of warrant to purchase Series D Preferred Stock issued by the Company on May 13, 2009 (19)

4.7	Form of 10% Senior Promissory Note issued by the Company to Lloyd I. Miller, III (26)

4.8	Warrant to purchase Common Stock dated April 30, 2010 issued by the Company to Lloyd I. Miller, III (26)

4.9	Subscription Agreement dated April 14, 2010 between the Company and Howard Jenkins (27)

4.10	Convertible promissory note dated June 4, 2010 issued by the Company to Howard Jenkins (27)

4.11	Warrant to purchase Common Stock dated June 4, 2010 issued by the Company to Howard Jenkins (27)

4.12	Form of 10% Senior Promissory Note issued by the Company to the James A. & Rosemary L. Meyer Trust (28)

4.13	Form of warrant to purchase Common Stock issued by the Company to the James A. & Rosemary L. Meyer Trust (28)

4.14	Form of 10% Senior Promissory Note issued by the Company to the Schwarting Revocable Trust (28)

4.15	Form of warrant to purchase Common Stock issued by the Company to the Schwarting Revocable Trust (28)

4.16	Form of 10% Senior Promissory Note issued by the Company to the Linda S. Vogt Indenture Trust (29)

4.17	Form of warrant to purchase Common Stock issued by the Company to the Linda S. Vogt Indenture Trust (29)

4.18	Subscription Agreement dated July 27, 2010 between the Company and Howard Jenkins (30)

4.19	Form of warrant to purchase Common Stock dated June 30, 2010 issued by the Company to Clark Marcus and Giuseppe Crisafi (31)

4.20	Form of warrant to purchase Common Stock dated September 18, 2010 issued by the Company to MSO of Puerto Rico, Inc. (31)

10.1	Form of Stock Option Agreement. *(2)

10.2	Form of Indemnity Agreement as amended March 24, 1994. *(3)

10.3	Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998. (7)

10.4	Amended and Restated Non-Employee Directors’ Stock Option Plan. *(4)

10.5	Amendment No. 1 to Comprehensive Care Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, effective as of March 23, 2006.* (13)

10.6	Comprehensive Care Corporation 2002 Incentive Plan as amended. *(8)

10.7	Stock Purchase Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (5)

10.8	Registration Rights Agreement dated June 14, 2005 between the Company and Woodcliff Healthcare Investment Partners LLC. (5)

10.9	Marketing Agreement by and between the Company and Health Alliance Network, Inc. (10)

10.10	Sublease Agreement dated May 22, 2006 between Comprehensive Behavioral Care, Inc. and AT&T Corporation (11)

10.11	Lease Agreement between Comprehensive Behavioral Care, Inc. and Highwoods/Florida Holdings, L.P., dated November 12, 2008. (15)

10.12	Merger Agreement, dated as of January 20, 2009, among Comprehensive Care Corporation, CompCare Acquisition, Inc. and Core Corporate Consulting Group, Inc. (16)

10.13	Employment Agreement Waiver dated January 20, 2009 between the Company and Robert J. Landis.*(16)

10.14	Employment Agreement dated March 27, 2009 between the Company and John M. Hill.*(17)

10.15	Employment Agreement dated March 12, 2009 between the Company and Giuseppe Crisafi.*(17)

10.16	Employment Agreement dated March 5, 2009 between the Company and Robert J. Landis.*(17)

10.17	Employment Agreement dated May 11, 2009 between the Company and Clark A. Marcus.* (19)

10.18	Employment Agreement dated May 11, 2009 between the Company and Jerry Katzman, M.D.*(19)

10.19	Callable Convertible Promissory Note dated June 24, 2009 between Comprehensive Care Corporation and Howard Jenkins(23)

10.20	Comprehensive Care Corporation 2009 Equity Compensation Plan*(21)

10.21	Agreement of Exchange and Issuance of Senior Notes and Warrants dated April 30, 2010 between the Company and Lloyd I. Miller, III (26)

10.22	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the James A. & Rosemary L. Meyer Trust (28)

10.23	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the Schwarting Revocable Trust (28)

10.24	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 17, 2010 between the Company and the Linda S. Vogt Indenture Trust (29)

10.25	Agreement for the Provision of Services dated September 18, 2010 between CompCare de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (33)

14.1	Code of Business Conduct and Ethics (Revised). (14)

16	Letter dated November 19, 2010 from Kirkland, Russ, Murphy & Tapp. PA (“KRMT”) to the U.S. Securities and Exchange Commission stating its agreement with the Company’s statements made concerning KRMT in the Company’s Form 8-K disclosure under Item 4.01 “Changes in Registrant’s Certifying Accountant.” (32)

21.1	List of the Company’s active subsidiaries (filed herewith).

23.1	Consent of Kirkland, Russ, Murphy & Tapp P.A. dated March 31, 2011 (filed herewith).

23.2	Consent of Mayer Hoffman McCann P.C. dated March 31, 2011 (filed herewith).

31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Audit Committee Charter (25)

99.2	Compensation and Stock Option Committee Charter (25)

99.3	Audited financial statements of Core Corporate Consulting Group, Inc. as of December 31, 2008 (24)

99.4	Unaudited pro forma condensed consolidated financial statements for Comprehensive Care Corporation as of December 31, 2008(24)

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.
(1)	Filed as an exhibit to the Company’s Form S-3 Registration Statement No. 2-97160.
(2)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.
(3)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1994.
(4)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.
(5)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.
(6)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2000.
(7)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.
(8)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.
(9)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.
(10)	Filed as an exhibit to the Company’s Form 8-K, dated August 3, 2005.
(11)	Filed as an exhibit to the Company’s Form 8-K, dated May 26, 2006.

(12)	Filed as an exhibit to the Company’s Form 8-K, dated November 3, 2005.
(13)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006.
(14)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.
(15)	Filed as an exhibit to the Company’s Form 8-K, dated November 12, 2008.
(16)	Filed as an exhibit to the Company’s Form 8-K, dated January 16, 2009.
(17)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.
(18)	Filed as an exhibit to the Company’s Form 8-K, dated March 31, 2009.
(19)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2009.
(20)	Filed as an exhibit to the Company’s Form 8-K, dated June 17, 2009.
(21)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.
(22)	Filed as an exhibit to the Company’s Form 8-K, dated February 25, 2009.
(23)	Filed as an exhibit to the Company’s Form 8-K, dated June 24, 2009.
(24)	Filed as an exhibit to the Company’s Form 8-K/A, dated January 16, 2009 and filed April 6, 2009.
(25)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009.
(26)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.
(27)	Filed as an exhibit to the Company’s Form 8-K, dated June 10, 2010.
(28)	Filed as an exhibit to the Company’s Form 8-K, dated June 15, 2010.
(29)	Filed as an exhibit to the Company’s Form 8-K, dated June 22, 2010.
(30)	Filed as an exhibit to the Company’s Form 8-K, dated July 28, 2010.
(31)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2010.
(32)	Filed as an exhibit to the Company’s Form 8-K, dated November 19, 2010.
(33)	Filed as an exhibit to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 31, 2011.

COMPREHENSIVE CARE CORPORATION

By	/s/ CLARK MARCUS
Clark Marcus
Chief Executive Officer and Chairman
(Principal Executive Officer)

By	/s/ ROBERT J. LANDIS
Robert J. Landis
Acting Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.

SIGNATURE	TITLE	DATE

/s/ CLARK MARCUS	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2011
Clark Marcus

/s/ ARNOLD B. FINESTONE	Director	March 31, 2011
Arnold B. Finestone

/s/ ARTHUR K. YEAP	Director	March 31, 2011
Arthur K. Yeap

/s/ JOSHUA I. SMITH	Director	March 31, 2011
Joshua I. Smith

/s/ SHARON KAY RAY	Director	March 31, 2011
Sharon Kay Ray

/s/ DAVID R. PITTS	Director	March 31, 2011
David R. Pitts