Form 10-Q
period 2011-03-31
COMPREHENSIVE CARE CORP
filed 2011-05-16
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 12, 2011, there were 55,759,603 shares of registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$871	$563
Accounts receivable	51	20
Other current assets	718	410

Total current assets	1,640	993

Property and equipment, net	709	782
Intangible assets, net	408	535
Goodwill	12,150	12,150
Other assets	273	250

Total assets	$15,180	$14,710

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$6,940	$7,453
Accrued claims payable	8,564	7,881
Accrued pharmacy payable	56	389
Note obligations due within one year	3,392	3,363
Income taxes payable	275	238

Total current liabilities	19,227	19,324

Long-term liabilities:
Long-term debt	1,292	1,204
Other liabilities	873	923

Total long-term liabilities	2,165	2,127

Total liabilities	21,392	21,451

Stockholders’ equity:
Preferred stock, $50.00 par value; authorized shares: 974,260 shares; none issued	—	—
Preferred stock, Series C, $50.00 par value; 14,400 shares authorized, issued and outstanding	720	720
Preferred stock, Series D, $50.00 par value; 7,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; authorized 200,000,000 shares; issued and outstanding 55,759,603 and 54,359,784, respectively	557	544
Additional paid-in capital	21,433	20,958
Accumulated deficit	(28,922)	(28,963)

Total stockholders’ deficit	(6,212)	(6,741)

Total liabilities and deficit	$15,180	$14,710

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenues:
Managed care revenues	$18,282	$3,767
Other revenues	—	22

Total revenues	18,282	3,789

Costs of services and sales:
Cost of care	16,528	3,471
Other costs of services and sales	1	19

Total costs of services and sales	16,529	3,490

Gross margin	1,753	299

Expenses:
General and administrative expenses	1,044	1,903
Depreciation and amortization	216	168

Total operating expenses	1,260	2,071
Equity based expenses	117	123

Total expenses	1,377	2,194

Operating income (loss)	376	(1,895)

Other income (expense):
Other non-operating income	136	(5)
Interest expense	(434)	(311)

Income (loss) before income taxes	78	(2,211)
Income tax expense	37	27

Net income (loss)	41	(2,238)
Add back: Net loss attributable to non-controlling interest	—	21

Net income (loss) attributable to stockholders	$41	$(2,217)

Net income (loss) per common share:
Basic	$0.00	$(0.06)

Diluted	$0.00	$(0.06)

Weighted average common shares outstanding:
Basic	54,644	39,197

Diluted	67,959	39,197

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net income (loss)	$41	$(2,217)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	216	168
Non-controlling interest	—	(20)
Discount amortization on notes payable	189	126
Equity based expenses	117	123

Changes in assets and liabilities:
Accounts receivable	(31)	(1)
Other current assets and other non-current assets	(331)	(69)
Accounts payable and accrued liabilities	(508)	544
Accrued claims payable	683	270
Accrued pharmacy payable	(333)	10
Income taxes payable	37	26
Other liabilities	(4)	(4)

Net cash provided by (used in) operating activities	76	(1,044)

Cash flows from investing activities:
Additions to property and equipment, net	(22)	—

Net cash used in investing activities	(22)	—

Cash flows from financing activities:
Net proceeds from the issuance of common stock	300	—
Net proceeds from the issuance of note obligations	100	1,203
Long-term financing	—	82
Redemption of note obligations	(100)	(677)
Repayment of debt	(46)	(15)

Net cash provided by financing activities	254	593

Net increase (decrease) in cash and cash equivalents	308	(451)
Cash and cash equivalents at beginning of period	563	694

Cash and cash equivalents at end of period	$871	$243

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	64	21

Non-cash operating, financing and investing activities:
Common stock and warrants issued for outside services	74	—

Net gain credited to deficit from sale of subsidiary	—	541

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The majority of our managed care activities are performed under the terms of at-risk agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as at-risk arrangements). The information regarding qualified participants is supplied by our clients and we review membership eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. For the three months ended March 31, 2011 and 2010 such agreements accounted for 96.2%, or $17.6 million, and 86.3%, or $3.3 million, respectively, of revenue. The remaining balance of our revenues is earned on a non-risk basis.

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

During 2010 we entered into a contract to provide autism treatment services to a health plan’s membership for which there was no historical claims data. In the absence of data upon which to base pricing, we included cost sharing/cost savings provisions in the agreement with the health plan whereby we share in the additional cost or cost savings when comparing actual claims costs to the estimated claims costs incorporated into the contract’s pricing. Accordingly, we may adjust our revenue periodically as claims data becomes available to permit a comparison of actual claims costs to targeted claims costs. Such adjustments are made when we believe such adjustments are probable and reasonably estimable, but are subject to the effects of unforeseen fluctuations in utilization, among other factors.

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in purchase transactions. Pursuant to Accounting Standards Codification (“ASC”) 350-20, “Intangibles – Goodwill and Other,” goodwill is not amortized but is periodically evaluated for impairment to carrying amount, with decreases in carrying amount recognized immediately. We review goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The tests for impairment of goodwill require us to make estimates about fair value, which are based on discounted projected future cash flows and the quoted market price of our common stock. We performed an impairment test as of December 31, 2010 and determined that no impairment of goodwill had occurred as of such date.

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

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At March 31, 2011, no contract loss reserve for future periods was necessary in management’s opinion.

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

ASC 820-10 requires us to segregate our assets and liabilities measured at fair value in accordance with the above hierarchy. During the quarters ended March 31, 2011 and 2010, we had no assets or liabilities required to be measured at fair value on a recurring basis. Therefore, there is no disclosure concerning assets or liabilities measured at fair value on a recurring basis.

Fair Value of Financial Instruments

ASC 825-10, “Financial Instruments” (“ASC 825-10”), provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. We chose not to measure at fair value our eligible financial assets and liabilities existing at March 31, 2011. Consequently, ASC 825-10 had no impact on our results of operations.

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

The carrying amounts and fair values of our financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$871	$871	$563	$563
Liabilities
Promissory notes	2,750	2,775	2,750	2,834
Zero coupon promissory notes	230	225	230	225
Debentures	569	553	579	554
Senior promissory notes	1,738	1,676	1,727	1,653
Less: Unamortized discount	(603)	—	(719)	—

Net liabilities	$4,684	$5,229	$4,567	$5,266

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

Due to previous changes in control of the Company, our ability to carryforward and deduct losses incurred in past years on current federal tax returns is subject to a limitation of approximately $361,000 per year. Any unused portion of such limitation can be carried forward to the following year. Net operating loss carryforwards totaled $25.0 million at March 31, 2011, of which $5.9 million is not subject to limitation. We may be subject to further limitations in the event that we issue or agree to issue substantial amounts of additional equity.

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

Stock Ownership Plans

We grant stock options to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have three active incentive plans, the 1995 Incentive Plan, the 2002 Incentive Plan and the 2009 Equity Compensation Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. For the 2009 Equity Compensation Plan, the vesting period is determined by the Compensation Committee. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 10,000,000 under the 2009 Equity Compensation Plan, 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of March 31, 2011, there were 8,597,150 options available for grant and 1,402,850 options outstanding, 495,000 of which were exercisable, under the 2009 Equity Compensation Plan. Additionally, under the 2002 Incentive Plan, there were 335,000 options available for grant and 625,000 options were outstanding and exercisable. Finally, as of March 31, 2011, there were 18,500 options outstanding and exercisable under the 1995 Incentive Plan. There are no further options available for grant under the 1995 Incentive Plan.

Under our Non-employee Directors’ Stock Option Plan, we are authorized to issue 1,000,000 shares pursuant to non-qualified stock options to our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of March 31, 2011, there were 776,668 shares available for option grants and 125,000 options outstanding under the directors’ plan, 40,000 of which were exercisable.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

OPTIONS

A summary of our option activity for the three months ended March 31, 2011 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	2,611,100	$0.50	8.09 years
Granted	25,000	$0.23	9.82 years
Exercised	—	—
Forfeited or expired	(464,750)	$0.30

Outstanding at March 31, 2011	2,171,350	$0.54	7.77 years

Exercisable at March 31, 2011	1,178,500	$0.66	7.02 years	—

The following table summarizes information about options granted, exercised, and vested for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Options granted	25,000	0
Weighted-average grant-date fair value ($)	0.21	—

Options exercised	—	—
Total intrinsic value of exercised options ($)	—	—

Fair value of vested options ($)	10,078	10,078

During the quarter ended March 31, 2011, 25,000 options were issued to a new director of the Company. We recognized approximately $37,000 in compensation costs related to stock options during the three months ended March 31, 2011. As of March 31, 2011, there was approximately $340,000 of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 22 months. We recognized approximately $1,200 of tax benefits attributable to stock-based compensation expense recorded during the three months ended March 31, 2011. This benefit was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

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

	Three Months Ended March 31,
	2011	2010

Volatility factor of the expected market price of the Company’s common stock	160%	—
Expected life (in years) of the options	5	—
Risk-free interest rate	2.03%	—
Dividend yield	0%	—

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

WARRANTS

EMPLOYEES AND NON-EMPLOYEE DIRECTORS

We periodically issue warrants to purchase shares of our common and preferred stock for the services of employees and non-employee directors.

Warrants to Purchase Common Stock

During the three months ended March 31, 2011, we issued a warrant to purchase 1,000,000 shares of our common stock to one key employee. Vesting of shares acquirable pursuant to the warrant is dependent on the employee’s attainment of annual sales targets. No shares acquirable pursuant to this warrant vested during the quarter ended March 31, 2011. In addition, we reclassified 500,000 unvested warrants previously issued to a consultant who became a director of the Company during the quarter. These warrants, which will continue to vest after the status change, were accounted for prospectively in accordance with ASC 718, “Compensation – Stock Compensation.” A summary of warrant activity for the three months ended March 31, 2011 is as follows:

Warrants	Underlying Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	10,275,000	$0.55	4.40 years
Granted	1,000,000	$1.00
Reclassified	500,000	$0.55
Exercised	—	—
Forfeited or expired	(150,000)	$0.38

Outstanding at March 31, 2011	11,625,000	$0.59	4.21 years

Exercisable at March 31, 2011	8,400,000	$0.50	4.17 years	—

The following table summarizes information about warrants granted, exercised and vested for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Warrants granted	1,000,000	0
Weighted-average grant-date fair value ($)	0.18	—

Warrants reclassified	500,000	0
Weighted-average fair value ($)	0.13	—

Warrants exercised	—	—
Total intrinsic value of exercised warrants ($)	—	—

Fair value of vested warrants ($)	—	—

We recognized approximately $6,000 of compensation costs related to warrants to purchase common stock during the three months ended March 31, 2011. Total unrecognized compensation costs as of March 31, 2011 was approximately $534,000 which is expected to be recognized over a weighted-average period of 3.6 years.

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

	Three Months Ended March 31,
	2011	2010

Volatility factor of the expected market price of the Company’s common stock	160%	—
Expected life (in years) of the warrants	3 - 5	—
Risk-free interest rate	1.05 – 1.96%	—
Dividend yield	0%	—

Warrants to Purchase Series D Convertible Preferred Stock

As of March 31, 2011, there were outstanding warrants to purchase up to 390 shares of our Series D Convertible Preferred Stock, par value $50.00 per share (“Series D Convertible Preferred Stock”). These warrants were issued to members of our Board of Directors and certain members of management as an equity incentive to further align the interests of our directors and management with those of our stockholders. Each warrant has a three year term and may be exercised at any time to purchase shares of Series D Convertible Preferred Stock at an exercise price of $25,000 per share. If the market value of a share of Series D Convertible Preferred Stock exceeds the exercise price for a share of Series D Convertible Preferred Stock, then the holder may exercise the warrant by a cashless exercise and receive the number of shares of Series D Convertible Preferred Stock representing the net value of the warrant. The market value of a share of Series D Convertible Preferred Stock is equal to the product of (a) the per share market price of our common stock multiplied by (b) the number of shares of our common stock into which a share of Series D Convertible Preferred Stock is then convertible.

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

Each share of Series D Convertible Preferred Stock acquired through exercise of a warrant is convertible into 100,000 shares of our common stock at any time. For the presentation below, warrants to purchase shares of Series D Convertible Preferred Stock are stated in common shares, as if the warrant was exercised and the resulting Series D Convertible Preferred Stock was converted. The exercise price of the warrant has been similarly adjusted to an as-converted to common stock equivalent. A summary of our warrant activity for the three months ended March 31, 2011 is as follows:

Warrants	Underlying Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	39,000,000	$0.25	1.31 years
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2011	39,000,000	$0.25	1.06 years

Exercisable at March 31, 2011	39,000,000	$0.25	1.06 years	—

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

A summary of the activity of our warrants issued to non-employees for the three months ended March 31, 2011 is as follows:

Warrants	Underlying Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2010	16,934,750	$0.27
Granted	291,500	$0.51
Exercised	—	—
Reclassified	(500,000)	$0.55
Forfeited or expired	—	—

Outstanding at March 31, 2011	16,726,250	$0.27

For vested warrants issued to non-employees for the three months ended March 31, 2011 and 2010, valuation was based on the following information:

	Three Months Ended March 31,
	2011	2010
Volatility factor of the expected market price of the Company’s common stock	160%	160%
Expected life (in years) of the warrants	3	3
Risk-free interest rate	0.87-1.12%	1.33-1.56%
Dividend yield	0%	0%

Per Share Data

In calculating basic income (loss) per share, net income (loss) is divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed exercise or conversion of all dilutive securities, such as options, warrants, and instruments convertible into common stock. No such exercise or conversion is assumed where the effect is antidilutive, such as when there is a net loss. The following table sets forth the computation of basic and diluted income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” (amounts in thousands, except per share data)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Three Months Ended March 31,
	2011	2010

Numerator:
Net income (loss)	$41	$(2,217)
Denominator:
Weighted average shares – basic	54,644	39,197
Effect of dilutive securities:
Convertible preferred stock	4,555	—
Employee stock options	14	—
Warrants	8,746	—

Weighted average shares – diluted	67,959	39,197

Net income (loss) per share:
Basic	$0.00	$(0.06)

Diluted	$0.00	$(0.06)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Capitalization Table

As of March 31, 2011

Common Stock (Authorized 200 million shares)	Issued	Reserved	Total
Common Stock issued and outstanding	55,759,603	—	55,759,603
Reserved for convertible debentures(a)	—	12,658	12,658
Reserved for convertible promissory notes(b)	—	10,820,000	10,820,000
Reserved for outstanding stock options(c)	—	2,171,350	2,171,350
Reserved for outstanding warrants(d)	—	28,351,250	28,351,250
Reserved for Series C Convertible Preferred Stock(e)	—	4,554,379	4,554,379
Reserved for Series D Convertible Preferred Stock(f)	—	39,000,000	39,000,000
Reserved for future issuance under stock option plans	—	9,708,818	9,708,818

Total shares issued or reserved for issuance	55,759,603	94,618,455	150,378,058

Preferred Stock (Authorized 995,660 shares)	Issued	Reserved	Total
Series C Convertible Preferred Stock(e)	14,400	—	14,400
Reserved for warrants for Series D Convertible Preferred Stock(g)	—	390	390

Total Preferred Stock issued or reserved for issuance	14,400	390	14,790

(a)	The remaining debentures are convertible into 12,658 shares of common stock at a conversion price of $44.95 per share.
(b)	Promissory notes convertible into common stock totaled $2,730,000 at March 31, 2011. Such notes are convertible at any time at conversion prices ranging from $0.25 to $0.50. See Note 8 “Note Obligations Due Within One Year.”
(c)	Options to purchase common stock of the Company have been issued to employees and non-employee Board of Director members with exercise prices ranging from $0.23 to $2.16, with a weighted average exercise price of $0.54.
(d)	Warrants to purchase shares of the Company’s common stock have been issued to the following:

•	key employees,

•	non-employee individuals in exchange for consulting, financial advisory, or investment banking services in lieu of cash compensation,

•	certain note holders, and

•	a client in exchange for a cash advance.

(e)	The Series C Convertible Preferred Stock is convertible directly into 4,554,379 common shares. This class has the right to appoint five out of the nine seats on our Board of Directors.
(f)	Once issued, shares of Series D Convertible Preferred Stock are convertible into shares of common stock at any time.
(g)	Warrants outstanding at March 31, 2011 may be exercised to purchase 390 shares of Series D Convertible Preferred Stock, which convert into 39,000,000 shares of common stock at a strike price of $25,000 per share (equal to $0.25 per common share). Each share of Series D Convertible Preferred Stock is entitled to 500,000 votes per share in a stockholder vote.

NOTE 3 – LIQUIDITY

During the three months ended March 31, 2011, net cash and cash equivalents increased by $308,000. Net cash provided by operations totaled approximately $76,000, attributable primarily to the timing difference between capitation payments received and claim checks paid. Cash used in investing activities is attributable to $22,000 in additions to property and equipment. Cash provided by financing activities consists primarily of approximately $300,000 in net proceeds from the issuance of common stock and approximately $100,000 in proceeds from the issuance of note obligations, offset by approximately $146,000 in debt and note obligation repayments.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

At March 31, 2011, cash and cash equivalents were approximately $871,000. We had a working capital deficit of approximately $17.6 million at March 31, 2011 and operating income of approximately $376,000 for the three months ended March 31, 2011. We believe that with our existing contracts plus the addition of expected new contracts we are seeking, we will be able to further improve our operating results and sustain our current operations over the next 12 months. We are also looking at various sources of financing for expansion purposes and to also cover the possibility that operations cannot support our ongoing plan. However, there can be no assurances that we will be able to obtain such new contracts or obtain financing. Failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2011 would adversely affect and jeopardize our ability to achieve our business objectives and continue as a going concern. Although management believes that our current cash position plus the expected new contracts will be sufficient to meet our current levels of operations, additional cash resources may be required if we do not meet our sales targets, cannot refinance our debt obligations, exceed our projected operating costs, incur unanticipated expenses, or wish to accelerate sales or complete one or more acquisitions. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. There are no assurances that we will not require additional financing or that we will be able to refinance our existing debt obligations in the event such refinancing should be needed or advisable. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates and no assurances can be given that such variability will not be significant, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $8.6 million claims payable amount reported as of March 31, 2011.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are comprised of our customer contracts, provider network, and NCQA accreditation. We use a straight-line method to amortize these assets over three years, which approximates their remaining lives. We also evaluate their fair values annually and whenever any impairment indicators such as contract termination arise.

The following table presents net intangible assets as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(Amounts in thousands)
Customer contracts	$206	$402
NCQA accreditation	176	343
Provider networks	153	297

	535	1,042
Less: amortization	(127)	(507)

Total intangible assets, net	$408	$535

NOTE 5 – SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended March 31,
	2011	2010
At-risk contracts	$9,569	$3,037
Administrative services only contracts	702	498
Pharmacy contracts	8,011	232
Other	—	22

Total	$18,282	$3,789

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

NOTE 6 – MAJOR CUSTOMER/CONTRACT

(1) We currently provide behavioral healthcare services to approximately 224,000 members of a health plan providing Medicaid and Medicare benefits. Services are provided on an at-risk and ASO basis. The contract accounted for 5.3%, or $1.0 million, of our revenues for the three months ended March 31, 2011 and 25.9%, or $1.0 million, of our revenues for the three months ended March 31, 2010. The health plan has been a customer since June of 2002. The initial contract was for a one-year period and has been automatically renewed on an annual basis. Either party may terminate upon 90 days written notice to the other party.

(2) We currently provide mental health, substance abuse, and pharmacy prescription drugs management services to approximately 193,000 members of a health plan in Puerto Rico on an at-risk basis pursuant to a contract that began in September 2010. The contract accounted for 63.3%, or $11.6 million, of our revenues for the three months ended March 31, 2011. The contract has an initial two year term with automatic renewals for additional one year terms unless either party provides 90 days prior written notice of its intention not to renew the agreement.

(3) During 2010 we contracted with a health plan to provide behavioral healthcare services to approximately 237,000 Medicaid and Medicare members on an at-risk and ASO basis. Our contract with the health plan accounted for 29.7%, or $1.1 million, of our revenues for the quarter ended March 31, 2010. The initial contract was for a one-year term and had automatically renewed on an annual basis since 2003. In September 2010, the client provided notice that one of its affiliates would manage its behavioral health care benefits and, as a result, discontinued contracting with us effective December 31, 2010. We do not believe that the discontinuance of this contract will have an adverse effect on our ability to achieve overall profitability due to its immaterial contribution to gross margin during 2010.

In general, our contracts with our customers have one or two year initial terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party upon 60 to 90 days written notice or the right to request a renegotiation of terms under certain circumstances. No assurance can be given that we will be able to renegotiate any such terms if we make such a request.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2011	December 31, 2010
	(Amounts in thousands)

Accounts payable	$1,595	$1,013
Accrued salaries and wages	879	1,056
Accrued legal and audit (1)	2,010	3,202
Other accrued liabilities	2,456	2,182

Total accounts payable and accrued liabilities	$6,940	$7,453

(1)	During the three months ended March 31, 2011, we re-evaluated the adequacy of our reserves for legal fees and possible legal settlements and determined that a reduction in one such reserve was required in the amount of $1 million. The adjustment of this reserve resulted in a reduction of legal expense, a component of general and administrative expense in our consolidated statement of operations.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 8 – NOTE OBLIGATIONS DUE WITHIN ONE YEAR

Note obligations due within one year consist of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
7 1/2% convertible subordinated debentures due April 2010, interest payable semi-annually in April and October (1)	$569	$579
10% convertible promissory note due May 2011 (2)	50	50
7% convertible promissory notes due March 2012 (3)	150	150
24% convertible promissory notes issued with detachable warrants due April and June 2011 (4)	2,100	2,100
Zero coupon convertible promissory note due May 2011 (5)	230	230
8 1/2% convertible promissory note due August 2011, interest payable monthly (6)	200	200
9% promissory note with no specified maturity date (7)	250	250

Total note obligations due within one year before discount	3,549	3,559
Less: Unamortized discount on notes payable	(157)	(196)

Total note obligations due within one year	$3,392	$3,363

(1)	Represents the remaining amount of our subordinated debentures that we have not yet been able to exchange for our senior promissory notes. The remaining outstanding debentures are convertible into 12,658 shares of common stock at a conversion price of $44.95 per share. We are not able to estimate the financial effect resulting from a state of default with respect to the debentures held by the remaining bond holders.
(2)	In November 2009, we issued a convertible promissory note in the amount of $50,000 to one individual. The note bears interest at an annual rate of 10% with interest payable quarterly in arrears. At the option of the note holder, all or a portion of the principal and accrued but unpaid interest may be converted into shares of our common stock at maturity or at any time prior to maturity at a conversion price of $0.25 per share. At maturity, the balance of the note and accrued but unpaid interest not converted into shares of our common stock will be repaid. In November 2010, we renewed the note with similar terms. As consideration for the renewal of the note now due in May 2011, detachable warrants to purchase 25,000 shares of our common stock at $0.25 per share were issued. The warrants were vested upon issuance and have a three-year term. We used the Black-Scholes option valuation model in determining the allocation of the relative values of debt and warrants. The relative value of the warrants was recorded as a discount on notes payable and will be amortized over the term of the note. At the stated interest rate of 10%, we recognized approximately $1,000 of interest expense for the three months ended March 31, 2011. For accounting purposes we also recognized approximately $2,000 of interest expense attributable to the amortization of the discount recorded on the notes. The overall theoretical return to the investor, computed taking into account the coupon and the warrants, was 25.6%.
(3)	In March 2010, we issued two one-year convertible promissory notes: $100,000 to one individual and $50,000 to one entity. The notes bear interest at an annual rate of 7%, payable quarterly in arrears. At the option of the note holders, the principal and accrued but unpaid interest may be converted into common stock of the Company at a conversion price of $0.25 and $0.50 per share, respectively. In conjunction with the loans, the note holders received warrants to purchase an aggregate of 75,000 shares of our common stock at $0.75 per share. The warrants were vested upon issuance and have a three-year term. In April 2011, the $100,000 note was renewed, effective March 2011, for an additional one year term at an annual interest rate of 10%. In conjunction with this renewal, we issued in April a three year warrant for the purchase of 25,000 shares of our common stock at an exercise price of $0.25. Also in April 2011, the $50,000 note was renewed, effective in March 2011, for an additional one year term at an annual interest rate of 7%. We determined that the note renewed with warrant issuance contained a beneficial conversion feature valued at $68,000. The value of the beneficial conversion feature was recorded as a discount on notes payable. At the stated interest rates, we recognized approximately $2,600 of interest expense for the three months ended March 31, 2011. For accounting purposes we also recognized approximately $7,000 of interest expense for the three months ended March 31, 2011 attributable to the amortization of the discount recorded on the notes. The overall theoretical return to the investors, computed taking into account the coupon, the beneficial conversion feature and the warrants, is 46.1%.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(4)	In April and June 2010, we issued two one-year convertible promissory notes: $100,000 and $2,000,000 to two of our shareholders. The notes bear interest at the annual rate of 24%, payable quarterly in arrears. The principal and accrued but unpaid interest may be converted at any time prior to maturity into our common stock at a conversion price of $0.25 per share. In conjunction with the loans, the note holders received warrants to purchase an aggregate of 1,050,000 shares of our common stock at $0.25 per share. The warrants were vested upon issuance and have a five-year term. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $220,000 using the Black-Scholes option valuation model. We also determined that the convertible promissory notes contained beneficial conversion features valued at $168,000. The allocated value of the warrants and the value of beneficial conversion features were recorded as a discount on notes payable. At the stated interest rate of 24%, we recognized approximately $124,000 of interest expense for the three months ended March 31, 2011. For accounting purposes we also recognized approximately $99,000 of interest expense for the three months ended March 31, 2011 which is attributable to the amortization of the discount recorded on the notes. As of March 31, 2011, interest of approximately $416,000 was due and not yet paid on the $2,000,000 note. The overall theoretical return to the investors, computed taking into account the coupon, the beneficial conversion feature and the warrants, is 46.1%. The $100,000 promissory note was repaid in April 2011.
(5)	In February 2010, we issued to an individual a zero coupon convertible promissory note with a face value of $220,000 for net proceeds of $200,000 and a maturity date in April 2010. The net proceeds of $200,000 included an issuance fee of $6,000 plus a yield of 24%. The original note was later replaced with new notes in April, August and November of 2010. At the note’s most recent maturity in February 2011, it was replaced by a new note of similar terms with a face value of $230,000 and a maturity date in May 2011. The note holder may elect to convert all or a portion of the face value of the note into our common stock at a conversion price of $0.25 per share. For the three months ended March 31, 2011, approximately $30,000 of interest expense was recognized related to the accretion to its carrying value. The overall return to the investor inclusive of the issuance fee was 57.6%.
(6)	In September 2008 we issued to a shareholder a convertible promissory note in the amount of $200,000. Interest is payable monthly at the rate of 8.5% and the note is convertible at the option of the note holder into 800,000 shares of common stock at a conversion price of $0.25 per share. The note matures in August 2011.
(7)	In March 2010, we issued to a shareholder a zero coupon convertible promissory note with a face value of $250,000 for net proceeds of $200,000 and a maturity date in May 2010. The net proceeds of $200,000 include an issuance fee of $42,000 plus a yield of 24%. In May 2010, the note’s maturity was extended to July 2010 for an additional fee of 200,000 shares of our common stock, which were issued on July 9, 2010. In July 2010, the note’s maturity was further extended to September 2010 for a fee of 300,000 shares of our common stock, issued on September 15, 2010. The note due in September 2010 was again extended to December 2010 in exchange for a monthly interest payment of 9% per annum. In December 2010, the note was further extended with no specified maturity date.

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
	(Amounts in thousands)
10% senior promissory notes due April 2012, interest payable semi-annually in April and October (1)	$1,738	$1,727
Less: Unamortized discount on notes payable	(446)	(523)

Total long-term debt, net	$1,292	$1,204

(1)	During 2010 and the first three months of 2011, we issued senior promissory notes in exchange for certain of our subordinated debentures that had matured on April 15, 2010 but were not repaid. We also issued warrants to purchase our common stock in conjunction with the notes. We used the Black-Scholes option valuation model in determining the relative values of debt and warrants. The value of the warrants was recognized as a discount on the notes payable, which is amortized over the term of the note. The senior promissory notes bear interest at a rate of 10% per annum, payable semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior promissory notes. The warrants allow for the purchase of an aggregate of approximately 7 million shares of our common stock at an exercise price of $0.25 per share. All of the warrants have five year terms and are currently exercisable.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 10 – SALE OF SUBSIDIARY

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

NOTE 11 – COMMON STOCK

During the three months ended March 31, 2011, the number of our shares of common stock outstanding increased due to the following activity:

•	On January 11, 2011, we issued 200,000 shares of our common stock to a consultant as compensation for corporate financing services.

•	On March 24, 2011, we sold 1,200,000 shares of our common stock in a private placement transaction to one accredited investor for aggregate proceeds of $300,000.

NOTE 12 – PREFERRED STOCK

As of March 31, 2011, there were 995,660 shares of Preferred Stock authorized and 14,400 shares issued and outstanding. The outstanding shares consist of Series C Convertible Preferred Stock, $50.00 par value, which are convertible into Common Stock at the rate of approximately 316.28 shares of Common Stock for each share of Series C Convertible Preferred Stock. The conversion rate is adjustable for any dilutive issuances of Common Stock occurring in the future. The rights and preferences of the Series C Convertible Preferred Stock include, among other things, the following:

•	liquidation preferences;

•	dividend preferences;

•	the right to vote with the common stockholders on matters submitted to the Company’s stockholders; and

•	the right, voting as a separate class, to appoint five directors of the Company.

In March 2009 the Company designated 7,000 shares of Series D Convertible Preferred Stock, par value $50.00 per share. No shares of Series D Convertible Preferred Stock were outstanding as of March 31, 2011. Of the 7,000 designated shares, 390 are presently acquirable through the exercise of warrants issued to members of the Board of Directors and certain members of management during 2009. Once issued, a Series D Convertible Preferred Share is convertible at any time after the date of issuance and without the payment of additional consideration into 100,000 shares of common stock, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. Each holder of Series D Convertible Preferred Shares is entitled to notice of any stockholders’ meeting and to vote on any matters on which the shares of the Company’s common stock may be voted. In a stockholder vote, an outstanding Series D Convertible Preferred Share is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares of common stock. Series D Convertible Preferred Shares also enjoy liquidation and dividend preferences.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 13 – COMMITMENTS AND CONTINGENCIES

(1)	We initiated an action against Jerry Katzman in July 2009 in the U.S. District Court for the Middle District of Florida alleging that Mr. Katzman, a former director, fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010 the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract. The jury also found that Mr. Katzman was not entitled to damages. The Company’s trial attorney believes this decision was based upon a finding that the Company had rightfully terminated Mr. Katzman. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. In February 2011, the Company filed a Notice of Appeal, posted a collateralized appeal bond for approximately $1.3 million, and filed a motion for reconsideration. The motion for reconsideration is pending.

(2)	On September 21, 2010, a complaint entitled “InfoMC, Inc. v. Comprehensive Behavioral Care, Inc. and CompCare de Puerto Rico, Inc.” was filed against us in the U.S. District Court for the Eastern District of Pennsylvania alleging, among other things, that the Company improperly used InfoMC, Inc.’s trademarks in connection with CompCare de Puerto Rico Inc.’s proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint asserts claims for federal trademark infringement, false advertising, unfair competition, conversion, promissory estoppel and unjust enrichment. InfoMC, Inc. is seeking monetary damages in the amount of $600,000 and certain injunctive relief. We believe the suit is without merit and intend to vigorously defend ourselves against the allegations asserted.

(3)	In connection with an agreement with a new client to provide mental health, substance abuse and pharmacy prescription drugs management services in Puerto Rico, we obtained a letter of credit from a bank in the amount of $4,000,000 for the benefit of the client to secure our compliance with our obligations under the agreement. The client may draw on all or part of the letter of credit under certain circumstances, including our lack of compliance with certain of our obligations under the agreement. Collateral for the letter of credit was provided by a major stockholder of the Company. If the client draws upon the letter of credit, we may be liable to our major stockholder for the amount of collateral accessed by the bank to fulfill its obligations under the letter of credit.

Additionally in relation to this Puerto Rico agreement, certain of our companies, specifically the parent Comprehensive Care Corporation (“CCC”) and its principal operating subsidiary, CBC, have executed guarantees of the payment and performance obligations of our subsidiary that is party to the agreement, CCPR. Should CCPR default on its obligations, the client will be able to seek satisfaction under the contract from CCC and CBC.

(4)	On January 5, 2011, a complaint entitled “Community Hospitals of Indiana, Inc. vs. Comprehensive Behavioral Care, Inc. and MDwise, Inc.” was filed against us in the Superior Court of Marion County Circuit in Indiana. The complaint claims damages of approximately $1.7 million from us and MDwise, Inc., a former client, for allegedly unpaid claims for behavioral health professional services rendered between January 1, 2007 and December 31, 2008. The complaint alleges, among other things, breach of contract, account stated, quantum meruit and unjust enrichment against us and MDwise, Inc. We believe the suit is without merit and intend to vigorously oppose the litigation.

NOTE 14 – RELATED PARTY TRANSACTIONS

In connection with the employment agreement executed with our Chairman and Chief Executive Officer, we had deferred compensation owing to this individual of approximately $230,000 as of March 31, 2011.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

On January 24, 2011, we entered into a separation agreement and consulting agreement with our former Chief Financial Officer, Giuseppe Crisafi, in conjunction with his resignation effective of the same date. The consulting agreement states that in exchange for payments aggregating $250,000 to be paid over the next 15 months, Mr. Crisafi will provide consulting services on financial matters. In addition, the separation agreement provides that Mr. Crisafi will forgo payment of any deferred compensation balance due him existing as of the separation date. Mr. Crisafi is a related party to the Company by virtue of the position he held as Chief Financial Officer and his ownership of more than five per cent of our common stock, calculated on a beneficial ownership basis.

NOTE 15 – SEGMENT INFORMATION

Summary financial information for our two reportable segments and Corporate and other is as follows:

	Three Months Ended March 31,
	2011	2010
Managed Care
Revenues	$18,282	$3,767
Gross Margin	1,754	296
Income (loss) before income taxes	621	(348)

Consumer Marketing
Revenues	—	22
Gross Margin	(1)	3
Loss before income taxes	(76)	(171)

Corporate and Other
Revenues	—	—
Gross Margin	—	—
Loss before income taxes	(467)	(1,692)

Consolidated Operations
Revenues	18,282	3,789
Gross Margin	1,753	299
Income (loss) before income taxes	78	(2,211)

NOTE 16 – SUBSEQUENT EVENTS

For the purpose of this disclosure we have evaluated potential subsequent events through the date these financial statements were issued, May 16, 2011. Other than the events previously disclosed in the preceding footnotes, there were no reportable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, the overall performance of the healthcare market, our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, the ability to obtain new and maintain existing behavioral healthcare contracts and the profitability, if any, of such behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which we operate, the customers we serve and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, our ability to achieve expected results from new business, the profitability of our capitated contracts, cost of care, seasonality, our ability to obtain additional financing, and other risks detailed herein and from time to time in our filings with the SEC. The following discussion should be read in conjunction with the accompanying consolidated financial statements and notes thereto of CompCare appearing elsewhere in this report.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

OVERVIEW

GENERAL

The Company is a Delaware corporation organized in 1969 that provides health care services and products through its primary operating subsidiaries, CBC and Core.

Primarily through CBC and its subsidiaries, we provide managed behavioral healthcare, substance abuse, and psychotropic pharmacy management services. Changes in federal and state legislation have provided a new focus for CBC in specialty behavioral health care areas such as Autism Spectrum Disorders (“ASD”) and Attention Deficit Disorder (“ADD”). Additionally, CBC provides pharmacy and analytic services for its health plan customers to integrate medical claims data and pharmacy data into actionable information so patient care can be coordinated cost effectively. We coordinate and manage the delivery of our services and products to:

•	commercial members;

•	Medicare members;

•	Medicaid members; and

•	CHIP members.

Our customer base primarily includes regional health plans that do not have their own behavioral network. We provide services primarily through a network of contracted providers that includes:

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

Our largest expense is the cost of the behavioral health services that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating expenses based on an increase in the number and frequency of our members seeking behavioral care services, our profitability depends on our ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums we receive under at-risk arrangements. Providing services on an at-risk basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to anticipate or control healthcare costs. Estimation of healthcare operating expense is our most significant critical accounting estimate. See “Critical Accounting Estimates” below.

We manage programs through which services are provided to recipients in eighteen states and Puerto Rico. Our objective is to provide easily accessible, high quality behavioral healthcare services and products and to manage costs through measures such as the monitoring of hospital inpatient admissions and the review of authorizations for various types of outpatient therapy. Our goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.

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

Contract Termination

On March 22, 2011, we provided notice of early contract termination to a customer for which we are currently furnishing behavioral healthcare services on an at-risk basis to approximately 92,000 CHIP and Medicaid members. We exercised our right to terminate without cause as contained in our agreement with the customer. We believe that termination without cause was in our best interest. This contract began in April 2010 and accounted for 7.9%, or $1.5 million, of our revenues during the three months ended March 31, 2011. However, it also accounted for a gross margin loss of approximately $0.2 million. Although the customer has increased benefits to its members, it has thus far refused our request for a capitated rate adjustment. We do not believe that the termination of this contract will have an adverse effect on our ability to achieve overall profitability. The contract provides that when the contract is terminated without cause prior to twelve months from the initial effective date, we are entitled to a “breakage fee equivalent to two months capitation costs,” or approximately $1 million. We have notified the customer that we expect the “breakage fee” to be paid.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

For the three months ended March 31, 2011, we reported operating income of $376,000 and net income of $41,000, or $0.00 earnings per share (basic and diluted).

The following table summarizes our operating results from continuing operations for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Operating revenues:
At-risk contracts	$9,569	$3,037
Administrative services only contracts	702	498
Pharmacy revenue	8,011	232
Other revenues	—	22

Total operating revenues	18,282	3,789

Costs of services and sales:
Claims expense	6,300	2,087
Other healthcare operating expenses	1,974	1,168
Pharmacy expenses	8,254	216
Other costs of services and sales	1	19

Total costs of services and sales	16,529	3,490

Gross margin	1,753	299
Other Expenses:
General and administrative expenses	1,044	1,903
Depreciation and amortization	216	168

Total operating expenses	1,260	2,071
Equity based expenses	117	123

Total expenses	1,377	2,194

Operating income (loss)	$376	$(1,895)

Operating revenues from at-risk contracts increased by 215.1%, or approximately $6.6 million, to $9.6 million for the three months ended March 31, 2011 compared to $3.0 million for the three months ended March 31, 2010. The increase is primarily attributable to the addition of five new customer contracts accounting for $7.7 million in revenue, offset by the loss of one contract that had generated approximately $1.1 million of revenue. Revenue from ASO contracts increased by 41%, or approximately $0.2 million, to $0.7 million for the three months ended March 31, 2011, due primarily to additional business from one existing ASO client. Pharmacy revenue increased to $8.0 million for the three months ended March 31, 2011 from approximately $0.2 million for the three months ended March 31, 2010, attributable primarily to a Puerto Rico contract that started September 18, 2010, which combines psychotropic drug management services with traditional behavioral managed care.

Claims expense on at-risk contracts increased by approximately 201.9%, or approximately $4.2 million, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due primarily to the addition of new contracts described above. Claims expense as a percentage of at-risk revenues decreased to 65.8% for the three months ended March 31, 2011 from 68.7% for the three months ended March 31, 2010 due primarily to the expiration of contracts with high utilization of behavioral services. Pharmacy expense of $8.3 million for the three months ended March 31, 2011 represents the cost of behavioral prescription drugs attributable to contracts in Puerto Rico. Pharmacy expense as a percentage of pharmacy revenue increased from 93.1% for the three months ended March 31, 2010 to 103.0% for the three months ended March 31, 2011 due to higher than anticipated drug price increases. Other healthcare operating expenses, attributable to servicing both at-risk contracts and ASO contracts, increased by 69.0%, or approximately $0.8 million, due primarily to salaries and wages, physician review fees, and other costs associated with the Puerto Rico contract that began in September 2010. Healthcare operating expense as a percentage of total operating revenue decreased to 10.8% for the three months ended March 31, 2011 compared to 30.8% for the three months ended March 31, 2010 due to economies of scale gained through the addition of new contracts in the latter part of 2010. Overall, gross margin increased $1.5 million from $0.3 million for the three months ended March 31, 2010 to $1.8 million for the three months ended March 31, 2011 due to a greater volume of business and the expiration of contracts with high utilization of behavioral services.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

General and administrative expenses decreased by 45.1%, or approximately $0.9 million, to $1.0 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decrease is primarily attributable to a $1.0 million reduction in a legal settlement reserve. As a percentage of total operating revenue, general and administrative expenses decreased to 5.7% for the three months ended March 31, 2011 compared to 50.2% for the three months ended March 31, 2010, attributable to synergies obtained from the benefits of economies of scale realized when business volume increases significantly, and the aforementioned reduction in our legal settlement reserve.

Overall, our operating income for the three months ended March 31, 2011 was $376,000 as compared to an operating loss of $1.9 million for the three months ended March 31, 2010.

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

CONCENTRATION OF RISK

For the three months ended March 31, 2011, approximately 85.4% of our operating revenue was concentrated in contracts with three health plans to provide behavioral healthcare services under CHIP, Medicare and Medicaid plans. In addition, 65.5% of our operating revenue was attributable to two health plans serving Medicare members in Puerto Rico. The terms of the contracts ranged from one to two years and are automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, without replacement by new business, may adversely impact our financial results.

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

Our external sources of funds consist primarily of borrowings, lease financing, and the use of our common stock as a form of liquidity:

Borrowings. We have used on an as-needed basis unsecured loans from individuals and companies to meet on-going working capital needs. The duration of the borrowings has ranged from one week to three years, with stated interest rates ranging from 7% to 24%. Certain of the loans have contained features such as the ability to convert all or a portion of the loan into our common stock, or have had a warrant for the purchase of our common stock issued in conjunction with the loan, or both. During the three months ended March 31, 2011, we obtained one loan of $100,000 to fund our operations, which was repaid in full by March 31, 2011. Repayments of borrowings are made with cash generated from operations or new borrowings. Future repayments are expected to be made from similar sources.

A further source of liquidity via borrowing is the renegotiation of a portion of our convertible subordinated debentures that were due in full on April 15, 2010. We were not able to repay the debentures on the due date, but as of March 31, 2011, have converted approximately $1.7 million, or 75%, of the outstanding debentures to three-year senior promissory notes with an interest rate of 10%. In connection with issuing the senior promissory notes, we also issued warrants to purchase an aggregate of approximately 7.0 million shares of our common stock, each exercisable at a price of $0.25 and with a five year term.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Lease Financing. Liquidity has also been provided by the use of lease financing to acquire capital equipment. The leases are secured by the equipment acquired, have implied interest rates ranging from 13.4 to 18.6% and have 36 and 48 month terms. We did not acquire any capital equipment through lease financing during the three months ending March 31, 2011.

Sales of common stock. We periodically sell our common stock in private placements. The funds from such sales have been used for working capital purposes. During the three months ended March 31, 2011, we raised $300,000 through the sale of our common stock.

Use of common stock in lieu of cash. Certain vendors and note holders have accepted our common stock as payment for services, interest and debt. During the three months ended March 31, 2011, we avoided cash outlays of approximately $34,000 for services by issuing our common stock.

Our ability to continue to borrow funds on an unsecured basis is unknown, as well as our ability to sell our common stock in private placements. With the exception of contracted maturities of debt, there are no other known future liquidity commitments or events. We do not have any off-balance sheet financing arrangements.

The following is a schedule of our contractual commitments as of March 31, 2011:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Amounts in thousands)
Subordinated Debentures (a)	$645	645	—	—	—
Debt Obligations (b)	5,406	3,661	1,745	—	—
Capital Lease Obligations (c)	542	241	282	19	—
Operating Lease Obligations (d)	1,416	567	849	—	—

Total	$8,009	5,114	2,876	19	—

(a)	Amount represents the remaining balance plus accrued interest at 10% of our convertible subordinated debentures for which we have not been able to convert to senior promissory notes. See Note 8 “Note Obligations Due Within One Year” to our condensed, consolidated financial statements included elsewhere herein.
(b)	Represents amounts due under promissory notes, zero-coupon promissory notes, and the senior promissory notes issued as a result of conversions of certain of our subordinated debentures.
(c)	Capital lease obligations is secured debt incurred under non-cancelable financing leases of computer hardware, telecommunications equipment, and computer software.
(d)	Represents amounts due under non-cancelable rental agreements for office equipment and building office space.

During the three months ended March 31, 2011, net cash and cash equivalents increased by $308,000. Net cash provided by operations totaled approximately $76,000, attributable primarily to the timing difference between capitation payments received and claim checks paid. Cash used in investing activities is attributable to $22,000 in additions to property and equipment. Cash provided by financing activities consists primarily of approximately $300,000 in net proceeds from the issuance of common stock and approximately $100,000 in proceeds from the issuance of note obligations, offset by approximately $146,000 in debt and note obligation repayments.

At March 31, 2011, cash and cash equivalents were approximately $871,000. We had a working capital deficit of $17.6 million at March 31, 2011 and an operating income of approximately $376,000 for the three months ended March 31, 2011. We expect that with our existing contracts plus the possible addition of new contracts we are seeking and the expected continued financial support from our major stockholders, that we will be able to maintain our operating income and sustain current operations over the next 12 months. We are looking at various sources of financing if operations cannot support our ongoing plan; however, there are no assurances that we will be able to find such financing in the amounts or on terms acceptable to us, if at all. Failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2011 would adversely affect our ability to achieve our business objectives and continue as a going concern. There can be no assurance as to the availability of any additional debt or equity financing, or that we will be able to achieve profitable operations and positive cash flows. These conditions raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates and no assurances can be given that such variability will not be significant, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $8.6 million claims payable amount reported as of March 31, 2011.

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

We believe our accounting policies specific to our revenue recognition, accrued claims payable and claims expense, premium deficiencies, goodwill, and stock-based compensation expense involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 1 “Description of the Company’s Business and Basis of Presentation” to the condensed, consolidated financial statements).

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

The accrued claims payable ranges were between $8.5 and $8.7 million at March 31, 2011 and between $7.8 and $7.9 million at December 31, 2010. Based on the information available, we determined our best estimate of the accrued claims liability to be $8.6 million at March 31, 2011 and $7.9 million at December 31, 2010. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last three years.

Accrued claims payable at March 31, 2011 and December 31, 2010 are comprised of approximately $4.5 million and $3.0 million, respectively, of submitted and approved claims, which had not yet been paid, and $4.1 million and $4.9 million for IBNR claims, respectively.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

A five percent increase in assumed healthcare cost trends from those used in our calculations of IBNR at March 31, 2011 could increase our claims expense by approximately $139,000 as illustrated in the table below:

Change in Healthcare Costs:

(Decrease) Increase	(Decrease) Increase In Claims Expense

(5%)	($141,000)
5%	$139,000

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

We perform a review of our portfolio of contracts on a quarterly basis to identify loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At March 31, 2011, no contract loss reserve for future periods was necessary in management’s opinion.

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

STOCK-BASED COMPENSATION EXPENSE

We issue stock-based awards to our employees, members of our Board of Directors, consultants, and in certain cases, clients. We use the Black-Scholes option pricing model, which requires certain variables for input to calculate the fair value of a stock award on the grant date. These variables include the expected volatility of our stock price, award exercise behaviors, the risk free interest rate, and expected dividends. We use significant judgment in estimating expected volatility of the stock, exercise behavior and forfeiture rates.

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

Risk free interest rate; expected dividends

We estimate the risk free interest rate by reference to the interest rate for a U.S. Treasury constant maturity security with the same estimated term as the stock based award being issued. As no dividends have been paid by the Company in the recent past and no dividends are expected to be paid in the foreseeable future, we assume a dividend rate of zero.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer along with the Acting Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

(b)	Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with ASC 450-10, “Contingencies” (“ASC 450-10”), and related pronouncements. In accordance with ASC 450-10, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Except as described below, as of March 31, 2011, there were no material contingencies requiring accrual or disclosure.

(1)	We initiated an action against Jerry Katzman in July 2009 in the U.S. District Court for the Middle District of Florida alleging that Mr. Katzman, a former director, fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010 the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract. The jury also found that Mr. Katzman was not entitled to damages. The Company’s trial attorney believes this decision was based upon a finding that the Company had rightfully terminated Mr. Katzman. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. In February 2011, the Company filed a Notice of Appeal, posted a collateralized appeal bond for approximately $1.3 million, and filed a motion for reconsideration. The motion for reconsideration is pending.

(2)	On September 21, 2010, a complaint entitled “InfoMC, Inc. v. Comprehensive Behavioral Care, Inc. and CompCare de Puerto Rico, Inc.” was filed against us in the U.S. District Court for the Eastern District of Pennsylvania alleging, among other things, that the Company improperly used InfoMC, Inc.’s trademarks in connection with CompCare de Puerto Rico Inc.’s proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint asserts claims for federal trademark infringement, false advertising, unfair competition, conversion, promissory estoppel and unjust enrichment. InfoMC, Inc. is seeking monetary damages in the amount of $600,000 and certain injunctive relief. We believe the suit is without merit and intend to vigorously defend ourselves against the allegations asserted.

(3)	On January 5, 2011, a complaint entitled “Community Hospitals of Indiana, Inc. vs. Comprehensive Behavioral Care, Inc. and MDwise, Inc.” was filed against us in the Superior Court of Marion County Circuit in Indiana. The complaint claims damages of approximately $1.7 million from us and MDwise, Inc., a former client, for allegedly unpaid claims for behavioral health professional services rendered between January 1, 2007 and December 31, 2008. The complaint alleges, among other things, breach of contract, account stated, quantum meruit and unjust enrichment against us and MDwise, Inc. We believe the suit is without merit and intend to vigorously oppose the litigation.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Management believes that the Company has reserves that are adequate to cover the litigation described above. Management also believes that the resolution of these matters will not have a material adverse effect on the Company’s financial condition or results of operations; however, there can be no assurance that we will not sustain material liability as a result of these claims.

ITEM 1A. RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period March 15, 2011 (the ending date of the period for which unregistered sales were previously reported) to May 10, 2011, we sold and issued shares of our common stock and issued warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

•

On April 26, 2011, we issued a three-year warrant to purchase 25,000 shares of our common stock to a note holder of the Company. The warrant was vested in full at issuance and may be exercised at the price of $0.25 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have reached agreement with the holders of approximately 75%, or $1.7 million, of our 7 1/2% convertible subordinated debentures that were due but not repaid on April 15, 2010. In exchange for cancelation of the submitted debentures, we issued our senior promissory notes, warrants to purchase shares of our common stock, and cash payments of approximately $87,000 in the aggregate. The senior promissory notes bear interest at a rate of 10% per annum, payable semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior promissory notes. The warrants allow for the purchase of an aggregate of approximately 7.0 million shares of our common stock at an exercise price of $0.25 per share. All of the warrants have five year terms and are currently exercisable. We are not able to estimate the financial effect resulting from a state of default with respect to the $569,000 of debentures held by the remaining bond holders.

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

May 16, 2011

	By	/s/ CLARK A. MARCUS
Clark A. Marcus
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS
Robert J. Landis
Acting Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)