Form 10-Q
period 2011-06-30
COMPREHENSIVE CARE CORP
filed 2011-08-12
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of August 8, 2011, there were 58,542,938 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,290	$563
Accounts receivable, net	1	20
Other current assets	460	410

Total current assets	1,751	993
Property and equipment, net	614	782
Intangible assets, net	281	535
Goodwill	12,150	12,150
Other assets	351	250

Total assets	$15,147	$14,710

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$7,653	$7,453
Accrued claims payable	11,038	7,881
Accrued pharmacy payable	491	389
Note obligations due within one year	4,758	3,363
Income taxes payable	310	238

Total current liabilities	24,250	19,324

Long-term liabilities:
Long-term debt	—	1,204
Other liabilities	848	923

Total long-term liabilities	848	2,127

Total liabilities	25,098	21,451

Stockholders’ equity:
Preferred stock, $50.00 par value; authorized shares: 974,260 shares; none issued	—	—
Preferred stock, Series C, $50.00 par value; 14,400 shares authorized, issued and outstanding	720	720
Preferred stock, Series D, $50.00 par value; 7,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; authorized 200,000,000 shares; issued and outstanding 55,809,603 and 54,359,784, respectively	558	544
Additional paid-in capital	21,663	20,958
Accumulated deficit	(32,892)	(28,963)

Total stockholders’ deficit	(9,951)	(6,741)

Total liabilities and deficit	$15,147	$14,710

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues:
Managed care revenues	$18,557	$5,650	$36,839	$9,417
Other revenues	—	4	—	26

Total revenues	18,557	5,654	36,839	9,443
Costs of services and sales:
Cost of care	18,793	4,495	35,321	7,966
Other costs of services and sales	1	4	2	23

Total costs of services and sales	18,794	4,499	35,323	7,989

Gross margin	(237)	1,155	1,516	1,454
Expenses:
General and administrative expenses	2,896	2,344	3,940	4,247
Provision for doubtful accounts	9	—	9	—
Depreciation and amortization	218	184	434	352

Total operating expenses	3,123	2,528	4,383	4,599
Equity based expenses	77	781	194	904

Total expenses	3,200	3,309	4,577	5,503

Operating loss	(3,437)	(2,154)	(3,061)	(4,049)
Other income (expense):
Loss from extinguishment of debt	(1)	(89)	(1)	(89)
Loss from disposal of property	(31)	—	(31)	—
Other non-operating income (expense)	3	(15)	139	(20)
Interest income	—	1	—	1
Interest expense	(468)	(410)	(902)	(721)

Loss before income taxes	(3,934)	(2,667)	(3,856)	(4,878)
Income tax expense	36	36	73	63

Net loss	(3,970)	(2,703)	(3,929)	(4,941)
Add back: Net loss attributable to non-controlling interest	—	23	—	44

Net loss attributable to stockholders	$(3,970)	$(2,680)	$(3,929)	$(4,897)

Basic and diluted loss per share	$(0.07)	$(0.07)	$(0.07)	$(0.13)

Weighted average common shares outstanding:
Basic	55,784	38,753	55,217	38,974

Diluted	55,784	38,753	55,517	38,974

See accompanying notes to condensed consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,929)	$(4,897)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	434	352
Non-controlling interest	—	(44)
Discount amortization on notes payable	410	248
Provision for doubtful accounts	9	—
Loss from disposal of property	31	—
Loss from extinguishment of debt	—	25
Equity based expenses	194	904
Changes in assets and liabilities:
Accounts receivable	10	2
Other current assets and other non-current assets	(146)	(82)
Accounts payable and accrued liabilities	212	1,206
Accrued claims payable	3,157	(195)
Accrued pharmacy payable	102	3
Income taxes payable	72	63
Other liabilities	(8)	(9)

Net cash provided by (used in) operating activities	548	(2,424)

Cash flows from investing activities:
Additions to property and equipment, net	(22)	(31)

Net cash used in investing activities	(22)	(31)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	300	50
Net proceeds from the issuance of note obligations	200	3,504
Long-term financing	—	82
Redemption of note obligations	(200)	(1,403)
Repayment of debt	(99)	(41)

Net cash provided by financing activities	201	2,192

Net increase (decrease) in cash and cash equivalents	727	(263)
Cash and cash equivalents at beginning of period	563	694

Cash and cash equivalents at end of period	$1,290	$431

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	227	120

Non-cash investing and financing activities:
Property acquired under capital leases	37	176

Conversion of notes payable and accrued interest to common stock	—	2,200

Common stock and warrants issued for outside services	84	102

Net gain credited to deficit from sale of subsidiary	—	541

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The majority of our managed care activities are performed under the terms of at-risk agreements with health maintenance organizations, preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as at-risk arrangements). The information regarding qualified participants is supplied by our clients and we review membership eligibility records and other reported information to verify its accuracy to determine the amount of revenue to be recognized. For the six months ended June 30, 2011 and 2010 such agreements accounted for 96.1%, or $35.4 million, and 88.8%, or $8.4 million, respectively, of revenue. The remaining balance of our revenues is earned on a non-risk basis.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired in purchase transactions. Pursuant to Accounting Standards Codification (“ASC”) 350-20, “Intangibles – Goodwill and Other” and Accounting Standards Update 2010-28, goodwill is not amortized but is periodically evaluated for impairment to carrying amount, with decreases in carrying amount recognized immediately. We review goodwill for impairment annually, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The tests for impairment of goodwill require us to make estimates about fair value, which are based on discounted projected future cash flows and the quoted market price of our common stock.

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

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At June 30, 2011, no contract loss reserve for future periods was necessary in management’s opinion.

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

ASC 820-10 requires us to segregate our assets and liabilities measured at fair value in accordance with the above hierarchy. During the quarters ended June 30, 2011 and 2010, we had no assets or liabilities required to be measured at fair value on a recurring basis. Therefore, there is no disclosure concerning assets or liabilities measured at fair value on a recurring basis.

Fair Value of Financial Instruments

ASC 825-10, “Financial Instruments” (“ASC 825-10”), provides that companies may elect to measure many financial instruments and certain other items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. We chose not to measure at fair value our eligible financial assets and liabilities existing at June 30, 2011. Consequently, ASC 825-10 had no impact on our results of operations.

At a minimum, ASC 825-10 requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. For cash and cash equivalents, our carrying amount approximates fair value. Our financial assets and liabilities other than cash are not traded in an open market and therefore require us to estimate their fair value. Pursuant to the disclosure requirements prescribed by ASC 825-10, we use a present value technique, which is a type of income approach, to measure the fair value of these financial instruments. The rate used for discounting expected cash flows is a risk-free rate adjusted for systematic and unsystematic risk.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The carrying amounts and fair values of our financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Amounts in thousands)
Assets
Cash and cash equivalents	$1,290	$1,290	$563	$563
Liabilities
Promissory notes	2,750	2,743	2,750	2,834
Zero coupon promissory notes	230	226	230	225
Debentures	549	554	579	554
Senior promissory notes	1,758	1,773	1,727	1,653
Less: Unamortized discount	(529)	—	(719)	—

Net liabilities	$4,758	$5,296	$4,567	$5,266

Income Taxes

Under the asset and liability method of ASC 740-10, “Income Taxes” (“ASC 740-10”), deferred tax assets and liabilities are recognized for the future tax consequences attributable to net operating loss carryforwards and to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in the consolidated statements of operations in the period that included the enactment. Due to the uncertain availability of future taxable income, we have established a valuation allowance equivalent to 100% of our net deferred tax assets.

Due to previous changes in control of the Company, our ability to carryforward and deduct losses incurred in past years on current federal tax returns is subject to a limitation of approximately $361,000 per year. Any unused portion of such limitation can be carried forward to the following year. Net operating loss carryforwards totaled $29.1 million at June 30, 2011, of which $10.0 million is not subject to limitation. We may be subject to further limitations in the event that we issue or agree to issue substantial amounts of additional equity.

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

There are no tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to expiration of the statute of limitations.

We are subject to the income tax jurisdictions of the U.S., Puerto Rico, as well as multiple state tax jurisdictions. We believe we are no longer subject to U.S. federal income tax examinations for years before 2007, and with certain exceptions, to state examinations before 2006.

Stock Ownership Plans

We grant stock options to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have three active incentive plans, the 1995 Incentive Plan, the 2002 Incentive Plan and the 2009 Equity Compensation Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. For the 2009 Equity Compensation Plan, the vesting period is determined by the Compensation Committee. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of shares authorized for issuance is 10,000,000 under the 2009 Equity Compensation Plan, 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of June 30, 2011, there were 8,708,650 options available for grant and 1,291,350 options outstanding, 447,150 of which were exercisable, under the 2009 Equity Compensation Plan. Additionally, under the 2002 Incentive Plan, there were 340,000 options available for grant and 620,000 options were outstanding and exercisable. Finally, as of June 30, 2011, there were 18,500 options outstanding and exercisable under the 1995 Incentive Plan. There are no further options available for grant under the 1995 Incentive Plan.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Under our Non-employee Directors’ Stock Option Plan, we are authorized to issue up to 1,000,000 shares pursuant to non-qualified stock options to our non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of June 30, 2011, there were 776,668 shares available for option grants and 125,000 options outstanding under the directors’ plan, 40,000 of which were exercisable.

OPTIONS

A summary of our option activity for the three months ended June 30, 2011 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	2,171,350	$0.54	7.77 years
Granted	—	—
Exercised	—	—
Forfeited or expired	(116,500)	$0.38

Outstanding at June 30, 2011	2,054,850	$0.55	7.47 years

Exercisable at June 30, 2011	1,125,650	$0.68	6.70 years	—

The following table summarizes information about options granted, exercised, and vested for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Options granted	0	0	25,000	0
Weighted-average grant-date fair value ($)	—	—	0.21	—
Options exercised	—	—	—	—
Total intrinsic value of exercised options ($)	—	—	—	—
Fair value of vested options ($)	—	—	10,078	10,078

We recognized approximately $35,000 in compensation costs related to stock options during the three months ended June 30, 2011. As of June 30, 2011, there was approximately $283,000 of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 19 months. We recognized approximately $1,500 of tax benefits attributable to stock-based compensation expense recorded during the three months ended June 30, 2011. This benefit was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Volatility factor of the expected market price of the Company’s common stock	—	—	160%	—
Expected life (in years) of the warrants	—	—	5	—
Risk-free interest rate	—	—	2.03%	—
Dividend yield	—	—	0%	—

WARRANTS

EMPLOYEES AND NON-EMPLOYEE DIRECTORS

We periodically issue warrants to purchase shares of our common and preferred stock for the services of employees and non-employee directors.

Warrants to Purchase Common Stock

A summary of warrant activity for the three months ended June 30, 2011 is as follows:

Warrants	Underlying Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	11,625,000	$0.59	4.21 years
Granted	—	—
Reclassified	—	—
Exercised	—	—
Forfeited or expired	(1,000,000)	$1.00

Outstanding at June 30, 2011	10,625,000	$0.55	3.91 years

Exercisable at June 30, 2011	8,400,000	$0.50	3.92 years	—

The following table summarizes information about warrants granted, exercised and vested for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Warrants granted	0	8,000,000	1,000,000	8,000,000
Weighted-average grant-date fair value ($)	—	0.06	0.18	0.06
Warrants reclassified	—	—	500,000	—
Weighted-average fair value ($)	—	—	0.13	—
Warrants exercised	—	—	—	—
Total intrinsic value of exercised warrants ($)	—	—	—	—
Fair value of vested warrants ($)	—	464,800	—	464,800

We recognized approximately $37,000 of compensation costs related to warrants to purchase common stock during the three months ended June 30, 2011. Total unrecognized compensation cost as of June 30, 2011 was approximately $318,000 which is expected to be recognized over a weighted-average period of 2.8 years. We recognized approximately $4,300 of tax benefits attributable to stock-based compensation expense recorded during the three months ended June 30, 2011. This benefit was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Volatility factor of the expected market price of the Company’s common stock	—	160%	160%	160%
Expected life (in years) of the warrants	—	5	3-5	5
Risk-free interest rate	—	1.79%	1.05-1.96%	1.79%
Dividend yield	—	0%	0%	0%

Warrants to Purchase Series D Convertible Preferred Stock

As of June 30, 2011, there were outstanding warrants to purchase up to 390 shares of our Series D Convertible Preferred Stock, par value $50.00 per share (“Series D Convertible Preferred Stock”). These warrants were issued to members of our Board of Directors and certain members of management as an equity incentive to further align the interests of our directors and management with those of our stockholders. Each warrant has a three year term and may be exercised at any time to purchase shares of Series D Convertible Preferred Stock at an exercise price of $25,000 per share. If the market value of a share of Series D Convertible Preferred Stock exceeds the exercise price for a share of Series D Convertible Preferred Stock, then the holder may exercise the warrant by a cashless exercise and receive the number of shares of Series D Convertible Preferred Stock representing the net value of the warrant. The market value of a share of Series D Convertible Preferred Stock is equal to the product of (a) the per share market price of our common stock multiplied by (b) the number of shares of our common stock into which a share of Series D Convertible Preferred Stock is then convertible.

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

Each share of Series D Convertible Preferred Stock acquired through exercise of a warrant is convertible into 100,000 shares of our common stock at any time. For the presentation below, warrants to purchase shares of Series D Convertible Preferred Stock are stated in common shares, as if the warrant was exercised and the resulting Series D Convertible Preferred Stock was converted. The exercise price of the warrant has been similarly adjusted to an as-converted to common stock equivalent. A summary of our warrant activity for the three months ended June 30, 2011 is as follows:

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Warrants	Underlying Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2011	39,000,000	$0.25	1.06 years
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2011	39,000,000	$0.25	0.81 year

Exercisable at June 30, 2011	39,000,000	$0.25	0.81 year	—

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

A summary of the activity of our warrants issued to non-employees for the three months ended June 30, 2011 is as follows:

Warrants	Underlying Shares	Weighted- Average Exercise Price
Outstanding at March 31, 2011	16,726,250	$0.27
Granted	433,000	$0.25
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2011	17,159,250	$0.27

For vested warrants issued to non-employees for the three and six months ended June 30, 2011 and 2010, valuation was based on the following information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Volatility factor of the expected market price of the Company’s common stock	160%	160%	160%	160%
Expected life (in years) of the warrants	3	3-5	3	3-5
Risk-free interest rate	0.75-1.09%	1.17-1.79%	0.75-1.12%	1.17-1.79%
Dividend yield	0%	0%	0%	0%

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

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Numerator:
Net loss	$(3,970)	$(2,680)	$(3,929)	$(4,897)
Denominator:
Weighted average shares – basic	55,784	38,753	55,217	38,974
Effect of dilutive securities:
Employee stock options	—	—	—	—
Warrants	—	—	—	—

Weighted average shares – diluted	55,784	38,753	55,217	38,974

Loss per share – basic and diluted	$(0.07)	$(0.07)	$(0.07)	$(0.13)

Capitalization Table

As of June 30, 2011

Common Stock (Authorized 200 million shares)	Issued	Reserved	Total
Common Stock issued and outstanding	55,809,603	—	55,809,603
Reserved for convertible debentures(a)	—	12,263	12,263
Reserved for convertible promissory notes(b)	—	10,420,000	10,420,000
Reserved for outstanding stock options(c)	—	2,054,850	2,054,850
Reserved for outstanding warrants(d)	—	27,784,250	27,784,250
Reserved for Series C Convertible Preferred Stock(e)	—	4,554,379	4,554,379
Reserved for Series D Convertible Preferred Stock(f)	—	39,000,000	39,000,000
Reserved for future issuance under stock option plans	—	9,825,318	9,825,318

Total shares issued or reserved for issuance	55,809,603	93,651,060	149,460,663

Preferred Stock (Authorized 995,660 shares)	Issued	Reserved	Total
Series C Convertible Preferred Stock(e)	14,400	—	14,400
Reserved for warrants for Series D Convertible Preferred Stock(g)	—	390	390

Total Preferred Stock issued or reserved for issuance	14,400	390	14,790

(a)	The remaining debentures are convertible into 12,263 shares of common stock at a conversion price of $44.77 per share.
(b)	Promissory notes convertible into common stock totaled $2,630,000 at June 30, 2011. Such notes are convertible at any time at conversion prices ranging from $0.25 to $0.50. See Note 8 “Note Obligations Due Within One Year.”
(c)	Options to purchase common stock of the Company have been issued to employees and non-employee Board of Director members with exercise prices ranging from $0.23 to $2.16, with a weighted average exercise price of $0.55.
(d)	Warrants to purchase shares of the Company’s common stock have been issued to the following:

•	key employees,

•	non-employee individuals in exchange for consulting, financial advisory, or investment banking services in lieu of cash compensation,

•	certain note holders, and

•	a client in exchange for a cash advance.

(e)	The Series C Convertible Preferred Stock is convertible directly into 4,554,379 common shares. This class has the right to appoint five out of the nine seats on our Board of Directors.
(f)	Once issued, shares of Series D Convertible Preferred Stock are convertible into shares of common stock at any time.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(g)	Warrants outstanding at June 30, 2011 may be exercised to purchase 390 shares of Series D Convertible Preferred Stock, which convert into 39,000,000 shares of common stock at a strike price of $25,000 per share (equal to $0.25 per common share). Each share of Series D Convertible Preferred Stock is entitled to 500,000 votes per share in a stockholder vote.

NOTE 3 – LIQUIDITY

During the six months ended June 30, 2011, net cash and cash equivalents increased by $727,000. Net cash provided by operations totaled approximately $548,000, attributable primarily to the timing difference between capitation payments received and claim checks paid. Cash used in investing activities is attributable to $22,000 in net additions to property and equipment. Cash provided by financing activities consists primarily of approximately $300,000 in net proceeds from the issuance of common stock and approximately $200,000 in proceeds from the issuance of note obligations, offset by approximately $299,000 in debt and note obligation repayments.

At June 30, 2011, cash and cash equivalents were approximately $1.3 million. We had a working capital deficit of approximately $22.5 million at June 30, 2011 and an operating loss of approximately $3.1 million for the six months ended June 30, 2011. Additionally, approximately $2.8 million of debt agreements were past due, for which we expect to establish payment plans during our third quarter to satisfy the past due amounts. We believe that with our existing contracts plus the addition of expected new contracts we are seeking, we will be able to improve our operating results and sustain our current operations over the next 12 months. We are also looking at various sources of financing for expansion purposes and to also cover the possibility that operations cannot support our ongoing plan. However, there can be no assurances that we will be able to obtain such new contracts or obtain financing. Failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2011 would adversely affect and jeopardize our ability to achieve our business objectives and continue as a going concern. Although management believes that our current cash position plus the expected new contracts will be sufficient to meet our current levels of operations, additional cash resources may be required if we do not meet our sales targets, cannot refinance our debt obligations, exceed our projected operating costs, incur unanticipated expenses, or wish to accelerate sales or complete one or more acquisitions. We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. There are no assurances that we will not require additional financing or that we will be able to refinance our existing debt obligations in the event such refinancing should be needed or advisable. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates and no assurances can be given that such variability will not be significant, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $11.0 million claims payable amount reported as of June 30, 2011.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are comprised of our customer contracts, provider network, and NCQA accreditation. We use a straight-line method to amortize these assets over three years, which approximates their remaining lives. We also evaluate their fair values annually and whenever any impairment indicators such as contract termination arise.

The following table presents net intangible assets as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(Amounts in thousands)
Customer contracts	$206	$402
NCQA accreditation	176	343
Provider networks	153	297

	535	1,042
Less: amortization	(254)	(507)

Total intangible assets, net	$281	$535

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 5 – SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
At-risk contracts	$9,526	$4,889	$19,095	$7,926
Administrative services only contracts	749	553	1,451	1,051
Pharmacy contracts	8,282	208	16,293	440
Other	—	4	—	26

Total	$18,557	$5,654	$36,839	$9,443

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

NOTE 6 – MAJOR CUSTOMER/CONTRACT

We currently provide mental health, substance abuse, and pharmacy prescription drugs management services to approximately 198,000 members of a health plan in Puerto Rico on an at-risk basis pursuant to a contract that began in September 2010. The contract accounted for 63.9%, or $23.6 million, of our revenues for the six months ended June 30, 2011. The contract has an initial two year term with automatic renewals for additional one year terms unless either party provides 90 days prior written notice of its intention not to renew the agreement.

During the second year of the initial term, the health plan has the ability to cancel the contract without cause by providing at least 90 days prior written notice. Should this occur, the health plan would be required to pay to us a termination payment equivalent to $125,000 multiplied by the number of quarters remaining in the second year, including the quarter in which the termination is effective. No termination payment is required by the health plan after the initial two year term. Each party has the right to terminate after 60 days prior written notice in the event of a material breach of the contract, except that a breach involving either party’s financial obligations requires a 30 day notice. The breaching party will have 30 days to cure the breach to prevent termination of the contact.

In general, our contracts with our customers have one or two year initial terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party upon 60 to 90 days written notice or the right to request a renegotiation of terms under certain circumstances. No assurance can be given that we will be able to renegotiate any such terms if we make such a request.

NOTE 7 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following. Prior period amounts have been reclassified to conform to the current period presentation.

	June 30, 2011	December 31, 2010
	(Amounts in thousands)
Accounts payable	$1,073	$895
Accrued salaries and wages	1,276	1,255
Accrued legal and audit (1)	2,979	3,320
Accrued interest	646	382
Other accrued liabilities	1,679	1,601

Total accounts payable and accrued liabilities	$7,653	$7,453

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(1)	During the six months ended June 30, 2011, we re-evaluated the adequacy of our reserves for legal fees and possible legal settlements and determined that adjustments were necessary to reduce such reserves in the net amount of $0.4 million. The adjustment of this reserve resulted in a reduction of legal expense, a component of general and administrative expense in our consolidated statement of operations.

NOTE 8 – NOTE OBLIGATIONS DUE WITHIN ONE YEAR

Note obligations due within one year consist of the following (amounts in thousands):

	June 30, 2011	December 31, 2010
7 1/2% convertible subordinated debentures due April 2010, interest payable semi-annually in April and October (1)	$549	$579
10% convertible promissory note due May 2012 (2)	50	50
7% and 10% convertible promissory notes due March 2012 (3)	150	150
24% convertible promissory note issued with detachable warrants and no specified maturity date (4)	2,000	2,100
Zero coupon convertible promissory note due August 2011 (5)	230	230
8 1/2% convertible promissory note due August 2011, interest payable monthly (6)	200	200
9% promissory note with no specified maturity date (7)	250	250
24% promissory note due October 1, 2011(8)	100	—
10% senior promissory notes due April 2012, interest payable semi-annually in April and October (9)	1,758	—

Total note obligations due within one year before discount	5,287	3,559
Less: Unamortized discount on notes payable	(529)	(196)

Total note obligations due within one year	$4,758	$3,363

(1)	Represents the remaining amount of our subordinated debentures due in April 2010 that we have not yet been able to exchange for our senior promissory notes. The remaining outstanding debentures are convertible into 12,263 shares of common stock at a conversion price of $44.77 per share. We are not able to estimate the financial effect resulting from a state of default with respect to the debentures held by the remaining bond holders.
(2)	In November 2009, we issued a convertible promissory note in the amount of $50,000 to one individual. The note bore interest at an annual rate of 10% with interest payable quarterly in arrears. At the option of the note holder, all or a portion of the principal and accrued but unpaid interest was convertible into shares of our common stock at maturity or at any time prior to maturity at a conversion price of $0.25 per share. At maturity, the balance of the note and accrued but unpaid interest not converted into shares of our common stock was to be repaid. With similar terms, the note was first renewed in November 2010 and most recently in May 2011. As consideration for the renewal of the note now due in May 2012, detachable warrants to purchase 25,000 shares of our common stock at $0.25 per share were issued. The warrants were vested upon issuance and have a three-year term. We used the Black-Scholes option valuation model in determining the allocation of the relative values of debt and warrants. The recently renewed note also contained a beneficial conversion feature, valued at $28,000. The relative value of the warrants and the value of the beneficial conversion feature were recorded as a discount on notes payable and will be amortized over the term of the note. At the stated interest rate of 10%, we recognized approximately $1,000 and $2,000 of interest expense for the three and six months ended June 30, 2011, respectively. For accounting purposes we also recognized for the three and six months ended June 30, 2011 approximately $3,000 and $4,000, respectively, of interest expense attributable to the amortization of the discount recorded on the notes. The overall theoretical return to the investor, computed taking into account the coupon and the warrants, was 129.1%.
(3)

In March 2010, we issued two one-year convertible promissory notes: $100,000 to one individual and $50,000 to one entity. The notes bore interest at an annual rate of 7%, payable quarterly in arrears. At the option of the note holders, the principal and accrued but unpaid interest was convertible into common stock of the Company at a conversion price of $0.25 and $0.50 per share, respectively. In conjunction with the loans, the note holders received warrants to purchase an aggregate of 75,000 shares of our common stock at $0.75 per share. The warrants were vested upon issuance and have a three-year term. In April 2011, the $100,000 note was renewed, effective March

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

2011, for an additional one year term at an annual interest rate of 10%. In conjunction with this renewal, we issued in April a three-year warrant for the purchase of 25,000 shares of our common stock at an exercise price of $0.25. Also in April 2011, the $50,000 note was renewed, effective in March 2011, for an additional one year term at an annual interest rate of 7%. We determined that the note renewed with warrant issuance contained a beneficial conversion feature valued at $76,000. The value of the beneficial conversion feature was recorded as a discount on notes payable. At the stated interest rates, we recognized approximately $3,000 and $6,000 of interest expense for the three and six months ended June 30, 2011, respectively. For accounting purposes we also recognized approximately $9,000 and $16,000 of interest expense for the three and six months ended June 30, 2011, respectively, attributable to the amortization of the discount recorded on the notes. The overall theoretical return to the investors, computed taking into account the coupon, the beneficial conversion feature and the warrants, is 139.1%.
(4)	In April and June 2010, we issued two one-year convertible promissory notes: $100,000 and $2,000,000 to two of our shareholders. The notes bear interest at the annual rate of 24%, payable quarterly in arrears. The principal and accrued but unpaid interest may be converted at any time prior to maturity into our common stock at a conversion price of $0.25 per share. In conjunction with the loans, the note holders received warrants to purchase an aggregate of 1,050,000 shares of our common stock at $0.25 per share. The warrants were vested upon issuance and have a five-year term. We allocated the proceeds from the notes into two components, debt and warrants, based on their relative fair values. The warrants were valued at approximately $220,000 using the Black-Scholes option valuation model. We also determined that the convertible promissory notes contained beneficial conversion features valued at $168,000. The allocated value of the warrants and the value of beneficial conversion features were recorded as a discount on notes payable. At the stated interest rate of 24%, we recognized approximately $121,000 and $245,000 of interest expense for the three and six months ended June 30, 2011, respectively. For accounting purposes we also recognized approximately $75,000 and $174,000 of interest expense for the three and six months ended June 30, 2011, respectively, which is attributable to the amortization of the discount recorded on the notes. As of June 30, 2011, interest of approximately $535,000 was due and not yet paid on the $2,000,000 note, which was not repaid on its maturity date of June 4, 2011. During the third quarter of 2011, we intend to negotiate a resolution to this promissory note. The overall theoretical return to the investors, computed taking into account the coupon, the beneficial conversion feature and the warrants, is 46.1%. The $100,000 promissory note was repaid in April 2011.
(5)	In February 2010, we issued to an individual a zero coupon convertible promissory note with a face value of $220,000 for net proceeds of $200,000 and a maturity date in April 2010. The net proceeds of $200,000 included an issuance fee of $6,000 plus a yield of 24%. The note holder may elect to convert all or a portion of the face value of the note into our common stock at a conversion price of $0.25 per share. The original note was later renewed on five occasions between April 2010 and June 2011. At the note’s most recent maturity in May 2011, it was replaced by a new note of similar terms with a face value of $230,000 and a maturity date in August 2011. We also determined that the most recent renewal contained a beneficial conversion feature valued at $88,000, which we recorded as a discount on notes payable. For the three and six months ended June 30, 2011, approximately $70,000 and $100,000 of interest expense was recognized related to the accretion to its carrying value and the amortization of the beneficial conversion feature. The overall return to the investor was 203.6%.
(6)	In September 2008 we issued to a shareholder a convertible promissory note in the amount of $200,000. Interest is payable monthly at the rate of 8.5% and the note is convertible at the option of the note holder into 800,000 shares of common stock at a conversion price of $0.25 per share. The note matures in August 2011.
(7)	In March 2010, we issued to a shareholder a zero coupon convertible promissory note with a face value of $250,000 for net proceeds of $200,000 and a maturity date in May 2010. The net proceeds of $200,000 include an issuance fee of $42,000 plus a yield of 24%. In May 2010, the note’s maturity was extended to July 2010 for an additional fee of 200,000 shares of our common stock, which were issued on July 9, 2010. In July 2010, the note’s maturity was further extended to September 2010 for a fee of 300,000 shares of our common stock, issued on September 15, 2010. The note due in September 2010 was again extended to December 2010 in exchange for a monthly interest payment of 9% per annum. In December 2010, the note was further extended to March 31, 2011 but was not repaid. We are currently in negotiations with the note holder to establish a payment plan to satisfy the debt.
(8)	In April 2011, we issued to a shareholder a $100,000 promissory note bearing interest at 24% per annum. At the loan’s maturity date of June 30, 2011, the note was renewed at the same rate of interest and is now due on October 1, 2011.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(9)	During 2010 and the first six months of 2011, we issued senior promissory notes in exchange for certain of our subordinated debentures that had matured on April 15, 2010 but were not repaid. We also issued warrants to purchase our common stock in conjunction with the notes. We used the Black-Scholes option valuation model in determining the relative values of debt and warrants. The value of the warrants was recognized as a discount on the notes payable, which is amortized over the term of the note. The senior promissory notes bear interest at a rate of 10% per annum, payable semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of the senior promissory notes. The warrants allow for the purchase of an aggregate of approximately seven million shares of our common stock at an exercise price of $0.25 per share. All of the warrants have five year terms and are currently exercisable.

NOTE 9 – LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
	(Amounts in thousands)
10% senior promissory notes due April 2012, interest payable semi-annually in April and October (1)	$—	$1,727
Less: Unamortized discount on notes payable	—	(523)

Total long-term debt, net	$—	$1,204

(1)	At December 31, 2010, the senior promissory notes we issued in exchange for certain of our subordinated debentures were classified as long-term debt. At June 30, 2011, the senior promissory notes are due within one year and accordingly are now classified as short-term note obligations. See Note 8 “Note Obligations Due Within One-Year.”

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

NOTE 11– COMMON STOCK

During the three months ended June 30, 2011, the number of our common shares outstanding increased by 50,000 due to an issuance to a consultant in lieu of $12,500 of cash compensation on May 18, 2011.

NOTE 12 – PREFERRED STOCK

As of June 30, 2011, there were 995,660 shares of Preferred Stock authorized and 14,400 shares issued and outstanding. The outstanding shares consist of Series C Convertible Preferred Stock, $50.00 par value, which are convertible into Common Stock at the rate of approximately 316.28 shares of Common Stock for each share of Series C Convertible Preferred Stock. The conversion rate is adjustable for any dilutive issuances of Common Stock occurring in the future. The rights and preferences of the Series C Convertible Preferred Stock include, among other things, the following:

•	liquidation preferences;

•	dividend preferences;

•	the right to vote with the common stockholders on matters submitted to the Company’s stockholders; and

•	the right, voting as a separate class, to appoint five directors of the Company.

In March 2009 the Company designated 7,000 shares of Series D Convertible Preferred Stock, par value $50.00 per share. No shares of Series D Convertible Preferred Stock were outstanding as of June 30, 2011. Of the 7,000 designated shares, 390 are presently acquirable through the exercise of warrants issued to members of the Board of Directors and certain members of management during 2009. Once issued, a Series D Convertible Preferred Share is convertible at any time after the date of issuance and without the payment of additional consideration into 100,000

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

shares of common stock, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. Each holder of Series D Convertible Preferred Shares is entitled to notice of any stockholders’ meeting and to vote on any matters on which the shares of the Company’s common stock may be voted. In a stockholder vote, an outstanding Series D Convertible Preferred Share is entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares of common stock. Series D Convertible Preferred Shares also enjoy liquidation and dividend preferences.

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

In July 2011, the District Court awarded Mr. Katzman approximately $582,000 as reimbursement of his legal fees and costs, and in payment of prejudgment interest on the damage award of $1.3 million. In response, the Company in August 2011 filed a Notice of Appeal, posted a collateralized appeal bond for approximately $582,000, and filed a motion for reconsideration.

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

Additionally, in relation to this Puerto Rico agreement, certain of our companies, specifically the parent Comprehensive Care Corporation (“CCC”) and its principal operating subsidiary, CBC, have executed guarantees of the payment and performance obligations of our subsidiary that is party to the agreement, CCPR. Should CCPR default on its obligations, the client will be able to seek satisfaction under the contract from CCC and CBC.

(4)

On January 5, 2011, a complaint entitled “Community Hospitals of Indiana, Inc. vs. Comprehensive Behavioral Care, Inc. and MDwise, Inc.” was filed against us in the Superior Court of Marion County Circuit in Indiana. The complaint claims damages of approximately $1.7 million from us and MDwise, Inc., a

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

former client, for allegedly unpaid claims for behavioral health professional services rendered between January 1, 2007 and December 31, 2008. The complaint alleges, among other things, breach of contract, account stated, quantum meruit and unjust enrichment against us and MDwise, Inc. We believe the suit is without merit and intend to vigorously oppose the litigation.

NOTE 14 – RELATED PARTY TRANSACTIONS

On September 24, 2010, we entered into a consulting agreement with our former Co-Chief Executive Officer, John M. Hill, in conjunction with his resignation effective of the same date. The agreement states that in exchange for payments aggregating $250,000 to be paid over the following twelve months, Mr. Hill will perform consulting services to improve the efficiency of our clinical operations. Mr. Hill is a related party to the Company by virtue of the position he held as Co-Chief Executive Officer and his ownership of more than five per cent of our common stock, calculated on a beneficial ownership basis.

On January 24, 2011, we entered into a separation agreement and consulting agreement with our former Chief Financial Officer, Giuseppe Crisafi, in conjunction with his resignation effective of the same date. The consulting agreement states that in exchange for payments aggregating $250,000 to be paid over the following 15 months, Mr. Crisafi will provide consulting services on financial matters. In addition, the separation agreement requires Mr. Crisafi to forgo payment of any deferred compensation balance due him existing as of the separation date. Mr. Crisafi is a related party to the Company by virtue of the position he held as Chief Financial Officer and his ownership of more than five per cent of our common stock, calculated on a beneficial ownership basis.

NOTE 15 – SEGMENT INFORMATION

Summary financial information for our two reportable segments and Corporate and Other is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Managed Care
Revenues	$18,557	$5,650	$36,839	$9,417
Gross Margin	(236)	1,155	1,518	1,451
Income/(loss) before income taxes	(1,649)	109	(1,028)	(239)
Consumer Marketing
Revenues	—	4	—	26
Gross Margin	(1)	—	(2)	3
Income/(loss) before income taxes	(80)	(129)	(156)	(300)
Corporate and Other
Revenues	—	—	—	—
Gross Margin	—	—	—	—
Income/(loss) before income taxes	(2,205)	(2,647)	(2,672)	(4,339)
Consolidated Operations
Revenues	18,557	5,654	36,839	9,443
Gross Margin	(237)	1,155	1,516	1,454
Income/(loss) before income taxes	(3,934)	(2,667)	(3,856)	(4,878)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 16 – SUBSEQUENT EVENTS

For the purpose of this disclosure we have evaluated potential subsequent events through the date these financial statements were issued, August 12, 2011. There were no reportable subsequent events other than the event described below.

Common Stock Private Placement

In July 2011, we completed a private placement of our common stock by issuing 2,733,335 shares to ten investors in exchange for net proceeds of $718,000. In conjunction with the issuance, we also issued to the investors 1,366,668 warrants to purchase our common stock. The warrants were vested at issuance, have a three year term and an exercise price of $0.44. We plan to use the proceeds for working capital purposes. In conjunction with the issuance, we paid $82,000 in commissions, issued a total of approximately 1.1 million immediately vesting five-year warrants to purchase our common stock at an exercise price of $0.44 to a placement agent and consultant, and incurred $20,000 in legal fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, the overall performance of the healthcare market, our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, the ability to obtain new and maintain existing behavioral healthcare contracts and the profitability, if any, of such behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which we operate, the customers we serve and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, our ability to achieve expected results from new business, the profitability of our capitated contracts, cost of care, seasonality, our ability to obtain additional financing, and other risks detailed herein and from time to time in our filings with the SEC. The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto of CompCare appearing elsewhere in this report.

OVERVIEW

GENERAL

The Company is a Delaware corporation organized in 1969 that provides health care services and products through its primary operating subsidiaries, Comprehensive Behavioral Care, Inc. (“CBC”) and Core Corporate Consulting Group, Inc. (“Core.”)

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

We typically enter into contracts on an annual basis to provide managed behavioral healthcare, substance abuse, and psychotropic pharmacy management services to our clients’ members. Our arrangements with our clients fall into two broad categories:

• at-risk arrangements where our clients pay us a fixed fee per member in exchange for our assumption of the financial risk of providing services; and

• Administrative Service Only (“ASO”) arrangements where we manage behavioral healthcare programs or perform various managed care services, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs.

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

Our largest expense is the cost of psychotropic drugs and behavioral health services that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating expenses based on an increase in the number and frequency of our members seeking behavioral care services, our profitability depends on our ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums we receive under at-risk arrangements. Providing services on an at-risk basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to anticipate or control healthcare costs. Estimation of healthcare operating expense is our most significant critical accounting estimate. See “Critical Accounting Estimates” below.

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

RECENT DEVELOPMENTS

Common Stock Private Placement

In July 2011, we completed a private placement of our common stock by issuing 2,733,335 shares to ten investors in exchange for net proceeds of $718,000. In conjunction with the issuance, we also issued to the investors 1,366,668 warrants to purchase our common stock. The warrants were vested at issuance, have a three year term and an exercise price of $0.44. We plan to use the proceeds for working capital purposes. In conjunction with the issuance, we paid $82,000 in commissions, issued a total of approximately 1.1 million immediately vesting five-year

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

warrants to purchase our common stock at an exercise price of $0.44 to a placement agent and consultant, and incurred $20,000 in legal fees.

Contract Termination

Effective June 21, 2011, we ceased providing behavioral healthcare services on an at-risk basis to approximately 96,000 CHIP and Medicaid members. We exercised our right to terminate without cause as contained in our agreement with the customer. We believe that termination without cause was in our best interest. This contract began in April 2010 and accounted for 7.5%, or $2.8 million, of our revenues during the six months ended June 30, 2011. However, it also accounted for a gross margin loss of approximately $0.5 million during the same period. Although the customer increased benefits to its members, it refused our request for a corresponding increase in our rates. We do not believe that the termination of this contract will have an adverse effect on our ability to achieve overall profitability. The contract provides that when the contract is terminated without cause prior to twelve months from the initial effective date, we are entitled to a “breakage fee equivalent to two months capitation costs,” or approximately $1 million. We have notified the customer that we expect the “breakage fee” to be paid, but as of the date of this filing have not received payment.

RESULTS OF OPERATIONS

For the three months ended June 30, 2011, we reported an operating loss of $3.4 million and net loss of $4.0 million, or $0.07 loss per share (basic and diluted).

The following table summarizes our operating results from continuing operations for the three months ended June 30, 2011 and 2010 (amounts in thousands):

	THREE MONTHS ENDED JUNE 30,
	2011	2010
Operating revenues:
At-risk contracts	$9,526	$4,889
Administrative services only contracts	749	553
Pharmacy revenue	8,282	208
Other revenues	—	4

Total operating revenues	18,557	5,654
Costs of services and sales:
Claims expense	8,019	3,125
Other healthcare operating expenses	2,099	1,181
Pharmacy expenses	8,675	189
Other costs of services and sales	1	4

Total costs of services and sales	18,794	4,499

Gross margin	(237)	1,155
Other Expenses:
General and administrative expenses	2,896	2,344
Provision for doubtful accounts	9	—
Depreciation and amortization	218	184

Total operating expenses	3,123	2,528
Equity based expenses	77	781

Total expenses	3,200	3,309

Operating loss	$(3,437)	$(2,154)

Operating revenues from at-risk contracts increased by 94.8%, or approximately $4.6 million, to $9.5 million for the three months ended June 30, 2011 compared to $4.9 million for the three months ended June 30, 2010. The increase is primarily attributable to $5.5 million of revenue from the addition of two new customer contracts in the fourth quarter of 2010 and net growth in existing business that accounted for $0.3 million in additional revenue. The increase was offset by the loss of one contract that had generated approximately $1.2 million of revenue. Revenue from ASO contracts increased by 35.4%, or approximately $0.2 million, to $0.7 million for the three months ended June 30, 2011, due primarily to additional business from existing ASO clients and a new contract that started in

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

January 2011. Pharmacy revenue increased to $8.3 million for the three months ended June 30, 2011 from approximately $0.2 million for the three months ended June 30, 2010, attributable primarily to a Puerto Rico contract that started in September 2010, which combines psychotropic drug management services with traditional behavioral managed care.

Claims expense on at-risk contracts increased by approximately 156.6%, or approximately $4.9 million, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due primarily to the addition of new contracts described above. Claims expense as a percentage of at-risk revenues increased to 84.2% for the three months ended June 30, 2011 from 63.9% for the three months ended June 30, 2010 due primarily to high utilization of behavioral services. Pharmacy expense of $8.7 million for the three months ended June 30, 2011 represents the cost of behavioral prescription drugs attributable to contracts in Puerto Rico. Pharmacy expense as a percentage of pharmacy revenue increased from 90.9% for the three months ended June 30, 2010 to 104.7% for the three months ended June 30, 2011 due to higher than anticipated drug price increases. Other healthcare operating expenses, attributable to servicing both at-risk contracts and ASO contracts, increased by 77.7%, or approximately $0.9 million, due primarily to salaries and wages, physician review fees, and other costs associated with the Puerto Rico contract that began in September 2010. Healthcare operating expense as a percentage of total operating revenue decreased to 11.3% for the three months ended June 30, 2011 compared to 20.9% for the three months ended June 30, 2010 due to economies of scale gained through the addition of new contracts in the latter part of 2010. Overall, gross margin decreased $1.4 million from $1.2 million for the three months ended June 30, 2010 to a gross margin loss of $0.2 million for the three months ended June 30, 2011 due to drug price increases and high utilization of behavioral services.

General and administrative expenses increased 23.5% from $2.3 million for the three months ended June 30, 2010 to $2.9 million for the three months ended June 30, 2011 due primarily to higher legal expenses of $0.4 million. As a percentage of total operating revenue, general and administrative expenses decreased to 15.6% for the three months ended June 30, 2011 compared to 41.5% for the three months ended June 30, 2010, attributable to synergies obtained from the benefits of economies of scale realized when business volume increases significantly.

Overall, our operating loss for the three months ended June 30, 2011 was $3.4 million as compared to an operating loss of $2.2 million for the three months ended June 30, 2010.

The following table summarizes our operating results from continuing operations for the six months ended June 30, 2011 and 2010 (amounts in thousands):

	SIX MONTHS ENDED JUNE 30,
	2011	2010
Operating revenues:
At-risk contracts	$19,095	$7,926
Administrative services only contracts	1,451	1,051
Pharmacy revenue	16,293	440
Other revenues	—	26

Total operating revenues	36,839	9,443
Costs of services and sales:
Claims expense	14,319	5,212
Other healthcare operating expenses	4,073	2,349
Pharmacy expenses	16,929	405
Other costs of services and sales	2	23

Total costs of services and sales	35,323	7,989

Gross margin	1,516	1,454
Other Expenses:
General and administrative expenses	3,940	4,247
Provision for doubtful accounts	9	—
Depreciation and amortization	434	352

Total operating expenses	4,383	4,599
Equity based expenses	194	904

Total expenses	4,577	5,503

Operating loss	$(3,061)	$(4,049)

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Operating revenues from at-risk contracts increased by 140.9%, or approximately $11.2 million, to $19.1 million for the six months ended June 30, 2011 compared to $7.9 million for the six months ended June 30, 2010. The increase is primarily attributable to $10.8 million of revenue from the addition of two new customer contracts and net growth in existing business that accounted for $2.6 million in additional revenue. The increase was offset by the loss of one contract that had generated approximately $2.2 million of revenue. Revenue from ASO contracts increased by 38.1%, or approximately $0.4 million, to $1.5 million for the six months ended June 30, 2011, due primarily to additional business from existing ASO clients and a new contract that started in January 2011. Pharmacy revenue increased to $16.3 million for the six months ended June 30, 2011 from approximately $0.4 million for the six months ended June 30, 2010, attributable primarily to a Puerto Rico contract that started in September 2010, which combines psychotropic drug management services with traditional behavioral managed care.

Claims expense on at-risk contracts increased by approximately 174.7%, or approximately $9.1 million, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due primarily to the addition of new contracts described above. Claims expense as a percentage of at-risk revenues increased to 75.0% for the six months ended June 30, 2011 from 65.8% for the six months ended June 30, 2010 due primarily to high utilization of behavioral services for existing contracts and new contracts that began in late 2010. Pharmacy expense of $16.9 million for the six months ended June 30, 2011 represents the cost of behavioral prescription drugs attributable to contracts in Puerto Rico. Pharmacy expense as a percentage of pharmacy revenue increased from 92% for the six months ended June 30, 2010 to 103.9% for the six months ended June 30, 2011 due to higher than anticipated drug price increases. Other healthcare operating expenses, attributable to servicing both at-risk contracts and ASO contracts, increased by 73.4%, or approximately $1.7 million, due primarily to salaries and wages, physician review fees, and other costs associated with the Puerto Rico contract that began in September 2010. Healthcare operating expense as a percentage of total operating revenue decreased to 11.1% for the six months ended June 30, 2011 compared to 24.9% for the six months ended June 30, 2010 due to economies of scale gained through the addition of new contracts in the latter part of 2010. Overall, gross margin of approximately $1.5 million for the six months ended June 30, 2011 was similar to the amount of gross margin earned for the six months ended June 30, 2010.

General and administrative expenses decreased by 7.2%, or approximately $0.3 million, to $3.9 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decrease is primarily attributable to adjustments of legal settlement reserves in the net amount of $0.4 million. As a percentage of total operating revenue, general and administrative expenses decreased to 10.7% for the six months ended June 30, 2011 compared to 45.0% for the six months ended June 30, 2010, attributable to the benefits of economies of scale realized when business volume increases significantly, and the aforementioned adjustments to our legal settlement reserve.

Overall, our operating loss for the six months ended June 30, 2011 was $3.1 million, compared to an operating loss of $4.0 million for the six months ended June 30, 2010.

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

CONCENTRATION OF RISK

For the three months ended June 30, 2011, approximately 63.9% of our operating revenue was attributable to a health plan client serving Medicare members in Puerto Rico. The term of the contract is for two years and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of this client, without replacement by new business, would adversely impact our financial results and jeopardize our ability to continue as a going concern.

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

Our external sources of funds consist primarily of borrowings, lease financing, and the use of our common stock as a form of liquidity:

Borrowings. We have used on an as-needed basis unsecured loans from individuals and companies to meet on-going working capital needs. The duration of the borrowings has ranged from one week to three years, with stated interest rates ranging from 7% to 24%. Certain of the loans have contained features such as the ability to convert all or a portion of the loan into our common stock, or have had a warrant for the purchase of our common stock issued in conjunction with the loan, or both. During the three months ended June 30, 2011, we obtained one loan of $100,000 to fund our operations and repaid another loan in the amount of $100,000. Repayments of borrowings are made with cash generated from operations or new borrowings. Future repayments are expected to be made from similar sources.

A further source of liquidity via borrowing is the renegotiation of a portion of our convertible subordinated debentures that were due in full on April 15, 2010. We were not able to repay the debentures on the due date, but as of June 30, 2011, had converted approximately $1.7 million, or 76%, of the outstanding debentures to two-year senior promissory notes with an interest rate of 10%. In connection with issuing the senior promissory notes, we also issued warrants to purchase an aggregate of approximately 7.0 million shares of our common stock, each exercisable at a price of $0.25 and with a five year term.

Lease Financing. Liquidity has also been provided by the use of lease financing to acquire capital equipment. The leases are secured by the equipment acquired, have implied interest rates ranging from 13.4% to 18.6% and have 36 and 48 month terms. We acquired capital equipment with a cost of approximately $37,000 through lease financing during the three months ending June 30, 2011.

Sales of common stock. We periodically sell our common stock in private placements. The funds from such sales have been used for working capital purposes. We made no private placements of our common stock during the three months ended June 30, 2011, but in July 2011 completed a sale of 2,733,335 shares of our common stock in a private placement to ten investors in exchange for net proceeds of $718,000. In conjunction with the issuance, we also issued to the investors 1,366,668 warrants to purchase our common stock. The warrants were vested at issuance, have a three year term and an exercise price of $0.44.

Use of common stock in lieu of cash. Certain vendors and note holders have accepted our common stock as payment for services, interest and debt. During the three months ended June 30, 2011, we avoided cash outlays of approximately $22,500 for services by issuing our common stock.

Our ability to continue to borrow funds on an unsecured basis is unknown, as well as our ability to sell shares of our common stock in private placements. With the exception of contracted maturities of debt, there are no other known future liquidity commitments or events. We do not have any off-balance sheet financing arrangements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The following is a schedule of our contractual commitments, including related interest, as of June 30, 2011:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Amounts in thousands)
Subordinated Debentures (a)	$680	680	—	—	—
Debt Obligations (b)	5,606	5,606	—	—	—
Capital Lease Obligations (c)	517	244	265	8	—
Operating Lease Obligations (d)	1,265	561	704	—	—

Total	$8,068	7,091	969	8	—

(a)	Amount represents the remaining balance plus accrued interest at 10% of our convertible subordinated debentures for which we have not been able to convert to senior promissory notes. See Note 8 “Note Obligations Due Within One Year” to our condensed, consolidated financial statements included elsewhere herein.
(b)	Represents amounts due under promissory notes, zero-coupon promissory notes, and the senior promissory notes issued as a result of conversions of certain of our subordinated debentures.
(c)	Capital lease obligations is secured debt incurred under non-cancelable financing leases of computer hardware, telecommunications equipment, and computer software.
(d)	Represents amounts due under non-cancelable rental agreements for office equipment and building office space.

During the six months ended June 30, 2011, net cash and cash equivalents increased by $727,000. Net cash provided by operations totaled approximately $548,000, attributable primarily to the timing difference between capitation payments received and claim checks paid. Cash used in investing activities is attributable to $22,000 in additions to property and equipment. Cash provided by financing activities consists primarily of approximately $300,000 in net proceeds from the issuance of common stock and approximately $200,000 in proceeds from the issuance of note obligations, offset by approximately $299,000 in debt and note obligation repayments.

At June 30, 2011, cash and cash equivalents were approximately $1.3 million. We had a working capital deficit of approximately $22.5 million at June 30, 2011 and an operating loss of approximately $3.1 million for the six months ended June 30, 2011. Additionally, approximately $2.8 million of debt agreements were past due, for which we expect to establish payment plans during our third quarter to satisfy the past due amounts. We expect that with our existing contracts plus the possible addition of new contracts we are seeking and the expected continued financial support from our major stockholders, that we will be able to improve our operating results and sustain current operations over the next 12 months. We are looking at various sources of financing if operations cannot support our ongoing plan; however, there are no assurances that we will be able to find such financing in the amounts or on terms acceptable to us, if at all. Failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2011 would adversely affect our ability to achieve our business objectives and continue as a going concern. There can be no assurance as to the availability of any additional debt or equity financing, or that we will be able to achieve profitable operations and positive cash flows. These conditions raise doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact our ability to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates and no assurances can be given that such variability will not be significant, we believe that our unpaid claims liability is adequate. However, actual results could differ from the $11.0 million claims payable amount reported as of June 30, 2011.

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

We believe our accounting policies specific to our revenue recognition, accrued claims payable and claims expense, premium deficiencies, goodwill, stock-based compensation expense, and provision for income taxes involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 2 “Summary of Significant Accounting Policies” to the condensed, consolidated financial statements).

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

The accrued claims payable ranges were between $11.0 and $11.2 million at June 30, 2011 and between $7.8 and $7.9 million at December 31, 2010. Based on the information available, we determined our best estimate of the accrued claims liability to be $11.0 million at June 30, 2011 and $7.9 million at December 31, 2010. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last three years.

Accrued claims payable at June 30, 2011 and December 31, 2010 are comprised of approximately $6.7 million and $3.0 million, respectively, of submitted and approved claims, which had not yet been paid, and $4.3 million and $4.9 million for IBNR claims, respectively.

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

A five percent increase in assumed healthcare cost trends from those used in our calculations of IBNR at June 30, 2011 could increase our claims expense by approximately $176,000 as illustrated in the table below:

Change in Healthcare Costs:
(Decrease)
(Decrease)	Increase
Increase	In Claims Expense
(5%)	($178,000)
5%	$176,000

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

We perform a review of our portfolio of contracts on a quarterly basis to identify loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At June 30, 2011, no contract loss reserve for future periods was necessary in management’s opinion.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PROVISION FOR INCOME TAXES

Computing our provision for income taxes involves significant judgment and estimates in relation to deferred tax assets and uncertain income tax positions.

Deferred Tax Assets

In accordance with FASB guidance, we use the asset and liability method of accounting for income taxes. Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance that is recorded or released against our deferred tax assets. We periodically evaluate the positive and negative evidence regarding the realization of net deferred tax assets. The carrying value of our net deferred tax assets is based on our judgment as to whether we will generate sufficient future taxable income to realize these deferred tax assets. We base our judgment on our recent U.S. operating results to determine if it is more likely than not that we will have taxable income to allow us to benefit from our deferred tax assets.

As of June 30, 2011, the Company continues to be in a cumulative loss position. Based on this evidence, we concluded that it is more likely than not that the Company’s deferred tax assets are not realizable. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, operating results or other factors. If any of these factors and related estimates change in the future, it may increase or decrease the valuation allowance and related income tax expense in the same period. The Company continues to maintain a 100% valuation allowance against the balance of the deferred tax assets in the current period.

Uncertain Income Tax Positions

In accordance with FASB guidance, we account for uncertainty in income taxes, using a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions periodically. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition and measurement would result in recognition of a tax benefit and/or an additional charge to the tax provision.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While we currently have market risk sensitive instruments, we have no significant exposure to changing interest rates, as the interest rates on our short term debt is fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes and our investments are generally limited to cash deposits.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with ASC 450-10, “Contingencies” (“ASC 450-10”), and related pronouncements. In accordance with ASC 450-10, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Except as described below, as of June 30, 2011, there were no material contingencies requiring accrual or disclosure.

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

In July 2011, the District Court awarded Mr. Katzman approximately $582,000 as reimbursement of his legal fees and costs, and in payment of prejudgment interest on the damage award of $1.3 million. In response, the Company in August 2011 filed a Notice of Appeal, posted a collateralized appeal bond for approximately $582,000, and filed a motion for reconsideration.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period May 10, 2011 (the ending date of the period for which unregistered sales were previously reported) to August 8, 2011, we sold and issued shares of our common stock and issued warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

-	On May 18, 2011, we issued 50,000 shares of our common stock to a consultant in lieu of cash compensation for administration services.

-	On May 20, 2011, we issued warrants to purchase an aggregate of 300,000 shares of our common stock to two consultants in lieu of cash compensation for past and future administration and financial advisory services. The warrants, which expire in May 2014, were vested in full at issuance and can be exercised at a price of $0.25 per share.

-	On May 31, 2011, we issued a three-year warrant to the holder of one of our convertible promissory notes who had agreed to renew the note for an additional year. The warrant to purchase 25,000 shares of our common stock was vested in full at issuance and is exercisable at a price of $0.25 per share.

-

On June 3, 2011, we issued an aggregate of 83,000 warrants to two holders of our 7 1/2% convertible subordinated debentures who had agreed to exchange their debentures plus accrued interest thereon for senior promissory notes issued by us. The warrants were vested in full at issuance, expire in June 2016, and are exercisable at a price of $0.25 per share.

-	On July 15, 2011, we issued 2,733,335 shares of our common stock in a private placement transaction to ten accredited investors for an aggregate offering price of $820,000. In conjunction with this share issuance, the investors received an aggregate of 1,366,668 warrants to purchase our common stock. The warrants have a three year term, an exercise price of $0.44, and were vested in full at issuance. We used the services of a placement agent, to whom we paid $82,000 in commissions and issued 773,333 warrants to purchase our common stock. We also issued 333,333 warrants to purchase our common stock to a consultant assisting with the placement. Warrants issued to the placement agent and consultant have five year terms, were vested in full at issuance, and are exercisable at a price of $0.44. We also incurred legal fees of $20,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have reached agreement with the holders of approximately 76%, or $1.7 million, of our 7 1/2% convertible subordinated debentures that were due but not repaid on April 15, 2010. In exchange for cancelation of the submitted debentures, we issued our senior promissory notes, warrants to purchase shares of our common stock, and cash payments of approximately $88,000 in the aggregate. The senior promissory notes bear interest at a rate of 10% per annum, payable semiannually on April 15 and October 15 of each year through April 15, 2012, the maturity date of

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

the senior promissory notes. The warrants allow for the purchase of an aggregate of approximately 7.0 million shares of our common stock at an exercise price of $0.25 per share. All of the warrants have five year terms and are currently exercisable. We are not able to estimate the financial effect resulting from a state of default with respect to the $549,000 of debentures held by the remaining bond holders.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Comprehensive Care Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2011

COMPREHENSIVE CARE CORPORATION

By	/s/ CLARK A. MARCUS
Clark A. Marcus Chief Executive Officer and Chairman (Principal Executive Officer)

By	/s/ ROBERT J. LANDIS
Robert J. Landis Acting Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)