Form 10-Q
period 2011-09-30
COMPREHENSIVE CARE CORP
filed 2011-11-18
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 16, 2011, there were 59,251,836 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION

COMPREHENSIVE CARE CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$648	$563
Accounts receivable, net	147	20
Other	672	410

Total current assets	1,467	993

Property and equipment, net	547	782
Goodwill	12,150	12,150
Other intangible assets, net	155	535
Other	359	250

Total assets	$14,678	$14,710

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
Current liabilities:
Notes payable	$2,448	$2,584
Current portion of long-term debt	2,360	965
Accounts payable	1,658	974
Accrued claims payable	10,809	7,881
Accrued pharmacy payable	360	389
Other accrued expenses	6,560	6,531

Total current liabilities	24,195	19,324

Long-term liabilities
Long-term debt, net of current portion	2,220	1,516
Other	—	611

Total long-term liabilities	2,220	2,127

Total liabilities	26,415	21,451

Stockholders’ equity deficiency:
Preferred stock, $50.00 par value:
Series C, 14,400 shares authorized, issued and outstanding 10,434 and 14,400 shares	522	720
Other series; 981,260 shares authorized; none issued	—	—
Common stock, $0.01 par value; authorized 200,000,000 shares; issued and outstanding 59,251,836 and 54,359,784 shares	593	544
Additional paid-in capital	22,590	20,958
Deficit	(35,442)	(28,963)

Total stockholders’ equity deficiency	(11,737)	(6,741)

Total liabilities and deficiency	$14,678	$14,710

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Managed care revenues	$17,200	$7,898	$54,039	$17,315
Other	—	3	—	29

Total revenues	17,200	7,901	54,039	17,344

Costs and expenses:
Costs of revenues	17,121	7,553	52,444	15,542
General and administrative	1,979	3,386	6,122	8,537
Depreciation and amortization	207	201	641	553

Total expenses	19,307	11,140	59,207	24,632

Operating loss	(2,107)	(3,239)	(5,168)	(7,288)

Other income (expense):
Interest, including amortization of debt discount	(444)	(442)	(1,346)	(1,162)
Loss from debt extinguishment	—	(13)	(1)	(102)
Other non-operating income (expense), net	—	35	108	15

Loss before income taxes (benefit)	(2,551)	(3,659)	(6,407)	(8,537)
Income taxes (benefit)	(1)	31	72	94

Net loss	(2,550)	(3,690)	(6,479)	(8,631)
Net loss attributable to non-controlling interest in subsidiary	—	—	—	44

Net loss attributable to Company stockholders	$(2,550)	$(3,690)	$(6,479)	$(8,587)

Basic loss per share	$(0.04)	$(0.07)	$(0.12)	$(0.20)

Weighted average common shares outstanding	58,379	52,150	56,283	43,414

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:

Net cash used in operating activities	$(2,335)	$(2,768)

Cash flows from investing activities:
Acquisition of non-controlling interest in subsidiary	—	(135)
Additions to property and equipment, net	(35)	(154)

Net cash used in investing activities	(35)	(289)

Cash flows from financing activities:
Net proceeds from the sale of common stock	1,018	1,450
Net proceeds from borrowings	2,000	3,635
Debt issuance costs	(108)	—
Repayment of debt	(330)	(1,699)
Cancelation of common stock	(125)	—

Net cash provided by financing activities	2,455	3,386

Net increase in cash and cash equivalents	85	329
Cash and cash equivalents at beginning of period	563	694

Cash and cash equivalents at end of period	$648	$1,023

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	289	154

Income taxes	56	109

Non-cash investing and financing activities:
Property acquired directly with proceeds of capital leases	37	419

Conversion of notes payable and accrued interest to common stock	—	2,200

Conversion of Series C preferred to common stock	198	—

Common stock and warrants issued for outside services	293	112

Net gain credited to deficit from sale of subsidiary	—	541

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION

NOTE 1 – DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements for Comprehensive Care Corporation (referred to herein as the “Company,” or “CompCare”) and its subsidiaries have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the consolidated financial statements and the notes thereto in our most recent annual report on Form 10-K. Certain minor reclassifications of prior period amounts have been made to conform to the current period presentation.

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Comprehensive Behavioral Care, Inc. (“CBC”) and Core Corporate Consulting Group, Inc. (“Core”), each with their respective subsidiaries (collectively referred to herein as “we,” “us” or “our”). Through CBC, we provide managed care services in the behavioral health, substance abuse, and psychotropic pharmacy management fields for commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of and under contract with our customers who are employers, health maintenance organizations (“HMOs”) and other health plans, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. We also provide behavioral pharmaceutical management services for two health plans in Puerto Rico. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided by unrelated vendors on a subcontract basis.

Under our at-risk contracts, we assume the financial risk for the costs of member behavioral healthcare services in exchange for a fixed, per member per month fee. Under our administrative services only (“ASO”) contracts, we may manage behavioral healthcare programs or perform various managed care functions, such as clinical care management, provider network development and claims processing without assuming financial risk for member behavioral healthcare costs. Under our pharmacy contracts, we manage behavioral pharmaceutical services for the members of health plans on an at-risk or ASO basis. Other revenues represent commissions earned through the sale of durable goods. In general, our contracts with our other customers have one or two year initial terms, with automatic annual extensions. Such contracts generally provide for cancellation by either party upon 60 to 90 days written notice or the right to request a renegotiation of terms under certain circumstances.

NOTE 2 – NOTES PAYABLE

Notes Payable consists of the following (amounts in thousands):

September 30, 2011
10% convertible promissory note due May 2012 (1)	$50
7% and 10% convertible promissory notes due March 2012 (2)	150
24% convertible promissory note issued with detachable warrants and no specified maturity date (3)	—
24% convertible promissory note issued with detachable warrants and no specified maturity date (4)	2,000
10% senior promissory notes due April 2012, interest payable semiannually each April and October (5)	21
Zero coupon convertible promissory note due November 2011 (6)	230
24% promissory note due January 2012 (7)	100

Total Notes Payable before discount	2,551
Less: Unamortized discount on notes payable	(103)

Total Notes Payable	$2,448

(1)	This note was renewed in May 2011. As consideration for the renewal of the note now due in May 2012, detachable warrants to purchase 25,000 shares of our common stock at $0.25 per share were issued. The warrants were vested upon issuance and have a three-year term.

COMPREHENSIVE CARE CORPORATION

(2)	Represents two one-year convertible promissory notes: $100,000 to one individual and $50,000 to one entity. In April 2011, the $100,000 note was renewed, effective March 2011, for an additional one year term at an annual interest rate of 10%. In conjunction with this renewal, we issued a three-year warrant for the purchase of 25,000 additional shares of our common stock at an exercise price of $0.25. Also in April 2011, the $50,000 note was renewed, effective in March 2011, for an additional one year term at an annual interest rate of 7%.
(3)	This convertible promissory note for $100,000 was repaid in April 2011.
(4)	As of September 30, 2011, interest of approximately $656,000 was due and not yet paid on this promissory note, which was not repaid on its maturity date of June 4, 2011. During the fourth quarter of 2011, we intend to negotiate a resolution to this note.
(5)	Represents senior promissory notes issued in June 2011 to two holders of certain of our subordinated debentures.
(6)	At this note’s most recent maturity date in August 2011, it was replaced by a new note of similar terms with a face value of $230,000 and a maturity date of November 10, 2011. The note was renewed at the same terms until February 29, 2011 at the November 10, 2011 maturity date.
(7)	In April 2011, we issued to a shareholder a $100,000 promissory note bearing interest at 24% per annum. At the loan’s maturity date in June it was renewed to October 2011. The note was again renewed at the October maturity date until January 1, 2012.

NOTE 3 – LONG-TERM DEBT, NET OF CURRENT PORTION

Long-term debt consists of the following at September 30, 2011 (amounts in thousands):

7 1/2% convertible subordinated debentures due April 2010, interest payable semi-annually in April and October	$549
10% senior promissory notes due April 2012, interest payable semi-annually each April and October	1,738
14% convertible promissory notes due February 2013, interest payable quarterly*	1,800
10% promissory note subject to monthly principal payments plus interest	450
Capitalized lease obligations	405
Less unamortized discount	(362)

Total long-term debt	4,580
Less current portion	(2,360)

Total long-term debt, net of current portion	$2,220

*	Interest is payable quarterly, and the entire principal is due in February 2013. The note holders also received five-year warrants to purchase an aggregate of 900,000 shares of our common stock at $0.44 per share. The warrants were vested and exercisable at issuance. We used the Black-Scholes option valuation model in determining the allocation of the relative values of debt and warrants. The warrants in the aggregate were valued at $112,000, which was recorded as a discount on notes payable and which will be amortized over the term of the notes using the effective interest method. At the stated interest rate, we recognized approximately $22,000 of interest expense for both the three and nine months ended September 30, 2011. For accounting purposes, we also recognized as interest expense approximately $6,000 for the three and nine months ended September 30, 2011, attributable to the amortization of the discount recorded on the notes. The overall theoretical return to the lenders, taking into account the coupon rate and the warrants, is 18.8%.

COMPREHENSIVE CARE CORPORATION

NOTE 4– CONTINGENCIES

Economic conditions and related risks concentrations and uncertainties:

The United States and other parts of the world have been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability, which are likely to continue to have far reaching effects on economic activity for an indeterminate period. The effects and probable duration of these conditions on our ability to obtain continued support from our major stockholders and lenders, success in our marketing efforts, and ultimately, profitable operations and positive cash flows, cannot be estimated at this time.

We occasionally carry cash and equivalents on deposit with financial institutions in excess of federally-insured limits, and the risk of losses related to such concentrations may be increasing as a result of recent economic developments discussed in the foregoing paragraph. The extent of a loss to be sustained as a result of uninsured deposits in the event of a future failure of a financial institution, if any, however, is not subject to estimation at this time.

Going concern uncertainty:

At September 30, 2011, we had a working capital deficiency of approximately $22.7 million and a stockholders’ equity deficiency of approximately $11.7 million resulting from a history of operating losses. Approximately $2.5 million of debt was past due and, therefore, in default. As a result of these conditions, and the aforementioned economic conditions and risks, our ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth in the following paragraph, and is subject to significant uncertainty. Except for the consideration afforded this matter in determining the valuation allowance for deferred tax assets from net operating loss carryforwards (Note 7), the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We are negotiating with lenders and expect to establish payment plans during the fourth quarter to cure certain debt defaults. We also expect that with our existing customer contracts, plus the addition of new contracts we are now seeking to obtain through our marketing efforts, and the expected continuing financial support from our major stockholders, that we will be able to improve our cash flows and operating results and sustain current operations over the next year. However, we do not currently maintain a line of credit or term loan with any commercial bank or other financial institution and have not made any arrangements to obtain such additional financing but are looking at various alternative sources of financing if operations cannot support our ongoing plan. Nevertheless, there can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve profitable operations and positive operating cash flows. Although management believes that our current cash position plus the expected continued support of our major stockholders will be sufficient to meet our current levels of operations, failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during the remainder of 2011 and 2012 would adversely affect our ability to achieve our business objectives and continue as a going concern.

Concentration, major customer contract:

We currently provide mental health, substance abuse, and pharmacy prescription drugs management services to approximately 202,000 members of a health plan in Puerto Rico on an at-risk basis pursuant to a contract that began in September 2010. The contract accounted for 66.1%, or $35.7 million, of our revenues for the nine months ended September 30, 2011. The contract has an initial two-year term with automatic renewals for additional one year terms unless either party provides 90 days prior written notice of its intention not to renew the agreement.

During the second year of the initial term, the health plan has the ability to cancel the contract without cause by providing at least 90 days prior written notice. Should this occur, the health plan would be required to pay to us a termination payment equivalent to $125,000 multiplied by the number of quarters remaining in the second year, including the quarter in which the termination is effective. No termination payment is required by the health plan after the initial two-year term. Each party has the right to terminate after 60 days prior written notice in the event of a material breach of the contract, except that a breach involving either party’s financial obligations requires a 30-day notice. The breaching party will have 30 days to cure the breach to prevent termination of the contact. The loss of this customer, without replacement by new business, would adversely affect our future financial results and jeopardize our ability to continue as a going concern.

COMPREHENSIVE CARE CORPORATION

Legal matters:

(1)	We are subject to a pending judgment of damages to a former director of approximately $1.3 million, plus a court award to the director of $582,000 as reimbursement of legal fees and payment of interest on the pending judgment. The judgment and award are under appeal, and motions for reconsideration by the Company are pending.

(2)	A subsidiary is subject to a suit for trademark infringement, among other things, in connection with its proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint is seeking monetary damages in the amount of $600,000 and certain injunctive relief. We believe the suit is without merit and intend to vigorously defend ourselves against the allegations asserted.

(3)	In addition, the Company and a former customer are being sued for damages of approximately $1.7 million for allegedly unpaid claims for behavioral health professional services rendered between January 1, 2007 and December 31, 2008. We filed a counterclaim for breach of a settlement agreement that we believe previously resolved many of the claims that are the subject of the complaint, which we believe is without merit and are vigorously opposing.

During the nine months ended September 30, 2011, we re-evaluated the adequacy of our provision for possible litigation settlements and legal defense costs and made adjustments to reduce the provision by the net amount of $0.5 million, which resulted in an equal reduction of general and administrative expense. Management believes that the remaining provision is adequate for the estimated probable minimum losses, including legal defense costs, to be incurred from the litigation described above.

Other:

In connection with an agreement with a new customer to provide mental health, substance abuse and pharmacy prescription drugs management services in Puerto Rico, we obtained a letter of credit from a bank in the amount of $4,000,000 for the benefit of the customer to secure our compliance with our obligations under the agreement. Under the agreement, the customer may draw on all or part of the letter of credit under certain circumstances, including our lack of compliance, if any, with certain of our obligations thereunder. Collateral for the letter of credit was provided by a major stockholder of the Company. If the client draws upon the letter of credit, we may become liable to our major stockholder for the amount of collateral accessed by the bank to fulfill its obligations under the letter of credit.

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Since our other financial assets and liabilities are not traded in an open market, we use a present value technique, which is a level 3 input, as defined in ASC 825-10, “Financial Instruments,” to measure the fair value of these financial instruments. The rate used for discounting expected cash flows is a risk-free rate adjusted for systematic and unsystematic risk. The carrying amounts and estimated fair values of these financial instruments at September 30, 2011, in thousands are as follows:

	Carrying Amount	Estimated Fair Value
Promissory notes	$2,750	$2,714
Zero-coupon promissory notes	230	226
Debentures	549	570
Senior promissory notes	1,758	1,825
Long-term promissory notes	1,800	1,832
Less: unamortized discount	(465)	—

Net liabilities	$6,622	$7,167

COMPREHENSIVE CARE CORPORATION

NOTE 6 – EQUITY INSTRUMENTS

Our Series C preferred stock is currently convertible into common stock at the rate of approximately 316.28 common shares for each share of Series C preferred, adjustable for any dilutive issuances of common occurring in the future. Series C preferred shares vote with the common stockholders on an as-converted basis. Other significant rights and preferences of the Series C preferred include:

•	the right to vote as a separate class to appoint five directors of the Company,

•

liquidation preferences, whereby the Series C holders have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up, and

•	the right to receive dividends when declared by our Board of Directors before dividends are paid on our common stock.

Of a total of 7,000 shares of authorized of Series D convertible preferred stock, 390 are presently available upon the exercise of outstanding warrants discussed below. Once issued, a Series D preferred share will be convertible at any time into 100,000 shares of common without additional consideration, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization. Each holder of Series D Convertible Preferred Shares will be entitled to the number of votes that the holder of 500,000 shares of common stock would be entitled to by virtue of holding such shares. Series D Convertible preferred will also enjoy liquidation and dividend preferences.

Stock Incentive Compensation Plans

From time-to-time, we grant stock options as compensation for services to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have three active incentive qualified option plans, the 1995 Incentive Plan, the 2002 Incentive Plan and the 2009 Equity Compensation Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. For the 2009 Equity Compensation Plan, the vesting period is determined by the Compensation Committee. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of common shares authorized for issuance of options totals 12,000,000 under the Plans. As of September 30, 2011, there were a total of 9,175,100 options available for grant and 1,803,400 options outstanding, 979,300 of which were exercisable, under the Plans.

In addition, under our Non-employee Directors’ Stock Option Plan, we are authorized to issue non-qualified stock options to our non-employee directors for up to 1,000,000 common shares. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of September 30, 2011, there were 776,668 shares available for option grants and 125,000 options outstanding under the non-qualified directors’ plan, 40,000 of which were exercisable.

A summary of our option activity for the three months ended September 30, 2011, follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2011	2,054,850	$0.55	7.47 years
Forfeited or expired	(126,450)	$0.55

Outstanding at September 30, 2011	1,928,400	$0.55	7.22 years

Exercisable at September 30, 2011	1,019,300	$0.69	6.40 years	—

COMPREHENSIVE CARE CORPORATION

Warrants:

We periodically issue warrants to purchase shares of our common and preferred stock for the services of employees and non-employee directors.

To Purchase Common Stock:

As of September 30, 2011, there were warrants outstanding for the purchase of 31,157,583 common shares at a weighted average exercise price of $0.38 per share of which 29,357,583 are exercisable with a weighted average remaining life of 3.56 years at a weighted average exercise price of $0.35. During the quarter ended September 30, 2011, we issued 3,373,333 immediately exercisable, five-year warrants to purchase our common stock at a price of $0.44. No warrants were exercised and none were forfeited or expired during the quarter then ended.

To Purchase Series D Convertible Preferred Stock:

As of September 30, 2011, there were warrants outstanding to purchase up to 390 shares of our Series D Convertible preferred stock. Of the 390 outstanding warrants, 190 expire March 31, 2012 and 200 expire May 13, 2012.

NOTE 7 – INCOME TAXES

We are subject to the income tax jurisdictions of the U.S., Puerto Rico, as well as multiple state tax jurisdictions. Our provisions for income taxes for the three and nine months ended September 30, 2011 and 2010 represented income tax expenses for certain states. We continue to maintain an effective 100% valuation allowance against the balance of the net deferred tax assets in the current period.

Management has evaluated our tax positions taken or to be taken on income tax returns that remain subject to examination (i.e., tax years 2008 and thereafter federally, earlier for certain states,), and has concluded that there are no uncertain tax positions, as defined in generally accepted accounting principles, that require recognition or disclosure in the consolidated financial statements.

NOTE 8 – PER SHARE DATA

For the periods presented, no diluted loss per common share is presented. The following table sets forth the computation of basic loss per share attributable to Company common stockholders (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Month Ended September 30
	2011	2010	2011	2010
Numerator:
Net loss attributable to Company common stockholders	$(2,550)	$(3,690)	$(6,479)	$(8,587)
Denominator:
Weighted average common shares – basic	58,379	52,150	56,283	43,414

Basic loss per share attributable to Company common stockholders	$(0.04)	$(0.07)	$(0.12)	$(0.20)

NOTE 9 – SUBSEQUENT EVENTS

For the purpose of this disclosure we have evaluated potential subsequent events through the date these financial statements were issued, November 18, 2011. Other than the event described below, no events were identified that in our opinion require accounting recognition or disclosure in these financial statements.

On November 14, 2011, we issued a convertible promissory note for cash in the amount of $700,000 to a note holder that had also provided funding to us in August 2011. The note matures in May 2013 and bears interest at

COMPREHENSIVE CARE CORPORATION

14% payable quarterly. The note is convertible at any time into 2.8 million shares of our common stock at a conversion price of $0.25 per share. We also issued warrants to the investor to purchase our common stock. One warrant was issued for each $2 of principal loaned, or 350,000 warrants in total. The warrants have a term of five years and may be exercised at a price of $0.44 per share of common stock.

On November 8, 2011, we issued a promissory note to in the amount of $1.0 million to a major stockholder. The note is unsecured, matures on May 8, 2013, and bears interest at 14%, payable quarterly. We will use the proceeds for general working capital and other corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, the overall performance of the healthcare market, our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, the ability to obtain new and maintain existing behavioral healthcare contracts and the profitability, if any, of such behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which we operate, the customers we serve and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, our ability to achieve expected results from new business, the profitability of our capitated contracts, cost of care, seasonality, our ability to obtain additional financing, and other risks detailed herein and from time to time in our filings with the SEC. The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto of CompCare and subsidiaries appearing elsewhere in this report.

OVERVIEW

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

Primarily through CBC and its subsidiaries, we provide managed behavioral healthcare, substance abuse, and psychotropic pharmacy management services. Changes in federal and state legislation have provided a new focus for CBC in specialty behavioral health care areas such as Autism Spectrum Disorders (“ASD”) and Attention Deficit Disorder (“ADD”). Additionally, CBC provides pharmacy and analytic services for its health plan customers to integrate medical claims data and pharmacy data into actionable information so patient care can be coordinated cost effectively. We coordinate and manage the delivery of our services and products to:

•	commercial members;

•	Medicare members;

•	Medicaid members; and

•	Children’s Health Insurance Program (“CHIP”) members.

SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
At-risk contracts	$8,127	$6,020	$27,222	$13,946
Administrative services only contracts	687	591	2,138	1,642
Pharmacy contracts	8,386	1,287	24,679	1,727
Other	—	3	—	29

Total	$17,200	$7,901	$54,039	$17,344

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

COMPREHENSIVE CARE CORPORATION

The services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient programs and crisis intervention services. We do not directly provide treatment or own any provider of treatment services or treatment facility.

We typically enter into contracts on an annual basis to provide managed behavioral healthcare, substance abuse, and psychotropic pharmacy management services to our customers’ members. Our arrangements with our clients fall into two broad categories:

• At-risk arrangements under which our clients pay us a fixed fee per member in exchange for our assumption of the financial risk of providing services; and

• Administrative Service Only (“ASO”) arrangements under which we manage behavioral healthcare programs or perform various managed care services, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs.

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

Our largest expense is the cost of psychotropic drugs and behavioral health services that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating expenses based on an increase in the number and frequency of our members seeking behavioral care services, our profitability depends on our ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums we receive under at-risk arrangements. Providing services on an at-risk basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to anticipate or control healthcare costs. Estimation of healthcare operating expense is our most significant critical accounting estimate. See “Critical Accounting Policies and Estimates” below.

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

COMPREHENSIVE CARE CORPORATION

RECENT DEVELOPMENTS

Pharmaceutical Drug Management Initiative

We have recently launched an effort to expand our drug management program. We will offer to manage on an at-risk basis prescription drugs dispensed to members of health plans. We believe we can reduce drug costs for our clients that utilize our program.

November Debt Financings

On November 14, 2011, we issued a convertible promissory note for cash in the amount of $700,000 to a note holder that had previously provided funding to us (see “August Debt Financing” below). The note matures in May 2013 and bears interest at a rate of 14% payable quarterly. The note is convertible at any time into 2.8 million shares of our common stock at a conversion price of $0.25 per share. We also issued warrants to the investor to purchase our common stock. One warrant was issued for each $2 of principal loaned, or 350,000 warrants in total. The warrants have a term of five years and may be exercised at a price of $0.44 per share of common stock.

On November 8, 2011, we issued a promissory note for cash in the amount of $1.0 million to a major stockholder. The note matures on May 8, 2013, and bears interest at 14%, payable quarterly.

New President

On November 6, 2011, our Board of Directors approved the appointment of Robert R. Kulbick, age 63, to serve as the President of the Company effective November 28, 2011. Mr. Kulbick will receive a salary of $300,000 per annum and a signing bonus of $50,000. Mr. Kulbick has not entered into a written employment agreement with the Company. Mr. Kulbick will receive a grant of options to purchase shares of the Company’s common stock at a later date, which grant shall be disclosed at such time. Mr. Kulbick will report to the Chairman and Chief Executive Officer, Clark A. Marcus.

Program to Address Clinical Depression Resulting from Chronic Back Pain

To address the link between chronic back pain and clinical depression, we initiated a program to make available to the members we serve lumbar traction belts designed to alleviate, or ameliorate to a substantial extent, lower back pain. We signed an agreement to function as a distributor of the braces, which are lightweight ambulatory support devices that offer a high degree of mobility and can be worn under clothing while a person progresses through their daily activities.

NCQA Accreditation

We received notice in October 2011 that CBC had earned a three-year Full Accreditation by the National Committee for Quality Assurance (NCQA). According to NCQA guidelines, a three-year Full Accreditation is the highest rating that can be achieved and is granted only to those organizations that meet NCQA’s rigorous standards for continuous quality improvement. NCQA accreditation is required by several of our client contracts and is frequently an important consideration to our prospective clients. CBC’s accreditation extends until October 2014.

August Debt Financing

In August 2011, we issued convertible promissory notes for cash in the aggregate amount of $1.8 million to three investors. The notes, which mature in February 2013, bear interest at 14%, payable quarterly. The notes are convertible at any time into 7.2 million shares of our common stock at a conversion price of $0.25 per share. We also issued warrants to each investor to purchase our common stock. One warrant was issued for each $2 of principal loaned, or 900,000 warrants in total. The warrants have a term of five years and may be exercised at a price of $0.44 per share of common stock. We incurred $108,000 in commissions to obtain the loans.

Common Stock Private Placement

In July 2011, we completed a private placement offering of 2,733,335 shares of our common stock to ten investors in exchange for net cash proceeds of $718,000. In conjunction with the issuance, we also issued to the investors warrants to purchase 1,366,667 shares of our common stock. The warrants were vested at issuance, have a three-year term and an exercise price of $0.44 per share. We plan to use the proceeds for working capital purposes.

COMPREHENSIVE CARE CORPORATION

In conjunction with the issuance, we paid $82,000 in commissions and issued a total of approximately 1.1 million immediately vested, five year warrants to purchase shares of our common stock at an exercise price of $0.44 per share to a placement agent and consultant.

Contract Terminations

A health plan customer for which we serve approximately 71,000 CHIP and Medicaid members has elected not to renew its contract with us. The transition will take place at the close of business on November 30, 2011, the end of the current contract term. The contract accounted for 8.2%, or $4.4 million, of our revenues for the nine months ended September 30, 2011.

Effective June 21, 2011, we ceased providing behavioral healthcare services on an at-risk basis to approximately 96,000 CHIP and Medicaid members. We exercised our right to terminate without cause as contained in our agreement with the customer. We believe that termination without cause was in our best interest. This contract began in April 2010 and accounted for 5.1%, or $2.8 million, of our revenues during the nine months ended September 30, 2011. However, it also accounted for a gross loss of approximately $0.3 million during the same period. Although the customer increased benefits to its members, it refused our request for a corresponding increase in our rates. We do not believe that the termination of this contract will have an adverse effect on our ultimate ability to achieve overall profitability. The contract provides that when the contract is terminated without cause prior to twelve months from the initial effective date, we are entitled to a “breakage fee equivalent to two months capitation costs,” or approximately $1 million. We have notified the customer that we expect the “breakage fee” to be paid, but as of the date of this filing have not received payment.

RESULTS OF OPERATIONS

Nine months ended September 30, 2011 vs. 2010

Revenues. Operating revenues from at-risk contracts increased by 95.2%, or approximately $13.3 million, to $27.2 million for the nine months ended September 30, 2011, compared to $13.9 million for the nine months ended September 30, 2010. The increase was primarily attributable to $15.7 million of revenue from a customer contract added late in the third quarter of 2010 and a new client added in the fourth quarter of 2010, and net growth in existing business that accounted for $1.2 million in additional revenue. The increase was offset by the loss of one contract that had generated approximately $3.6 million of revenue. Revenue from ASO contracts increased by 30.2%, or approximately $0.5 million, to $2.1 million for the nine months ended September 30, 2011, due primarily to $1.0 million of additional revenue from the expansion of business of existing ASO customers and a new contract that started in January 2011. The increase was offset by a contract lost to a competing vendor that accounted for $0.5 million of revenue. Pharmacy revenue increased to $24.7 million for the nine months ended September 30, 2011 from approximately $1.7 million for the nine months ended September 30, 2010, attributable primarily to a new Puerto Rico contract that started in September 2010, which combines psychotropic drug management services with traditional behavioral managed care.

Costs of revenues. Claims expense on at-risk contracts increased by approximately 103.3%, or approximately $10.4 million, for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The increase is attributable to $12.2 million in additional claims expense due to a contract that started in late September 2010 and a new contract beginning during the fourth quarter of 2010, and $0.8 million from previously existing business. The claims expense increases were offset by a decrease of $1.9 million resulting from the loss of two contracts and a $0.7 million reduction from the elimination of unnecessary accruals related to lost or expired contracts. Accordingly, claims expense as a percentage of at-risk revenues increased to 75.0% for the nine months ended September 30, 2011, from 72.0% for the nine months ended September 30, 2010.

Pharmacy costs of $25.6 million for the nine months ended September 30, 2011 are attributable to new contracts in Puerto Rico that began in September 2010. Pharmacy costs as a percentage of pharmacy revenue increased from 95.6% for the nine months ended September 30, 2010 to 103.6% for the nine months ended September 30, 2011, due to the new contracts in Puerto Rico and higher than expected drug price increases. Other healthcare costs, attributable to servicing both at-risk contracts and ASO contracts, increased by 69.0% over the comparable prior period, or approximately $2.6 million, due primarily to salaries and wages, physician review fees, and other costs associated with the new Puerto Rico contract. Total healthcare costs as a percentage of total operating revenue decreased to 11.9% for the nine months ended September 30, 2011 compared to 22.0% for the nine months ended September 30, 2010 due to economies of scale gained through the addition of the aforementioned new contracts in the latter part of 2010.

COMPREHENSIVE CARE CORPORATION

General and administrative expense. General and administrative expense decreased by 28.3%, or approximately $2.4 million, to $6.1 million for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The decrease was primarily attributable to equity issuances of our common stock and warrants to purchase our common stock issued to Board of Director members, senior management, and a client during the nine months ended September 30, 2010 that resulted in approximately $1.6 million of expense. As a percentage of total operating revenue, general and administrative expense decreased to 11.3% for the nine months ended September 30, 2011 compared to 49.2% for the nine months ended September 30, 2010, attributable to the aforementioned and to benefits of economies of scale realized when business volume increases significantly.

Three months ended September 30, 2011 vs. 2010

Revenues. Operating revenues from at-risk contracts increased by 35%, or approximately $2.1 million, to $8.1 million for the three months ended September 30, 2011, compared to $6.0 million for the three months ended September 30, 2010. The increase is the result of revenue increases of $4.8 million attributable to a customer contract added late in the third quarter of 2010 and a new client added in the fourth quarter of 2010, offset by the loss of two contracts that had generated approximately $2.7 million of revenue. Of the two contracts not retained, one was cancelled by us due to unresolved contract issues, and the other contract ended due to the client’s decision to manage its behavioral health benefit in-house. Revenue from ASO contracts increased by 16.2%, or approximately $0.1 million, to $0.7 million for the three months ended September 30, 2011, due primarily to a new contract that started in January 2011 plus $0.3 million of additional revenue from existing ASO clients. This increase was offset by the loss of one contract that accounted for $0.2 million of revenue. Pharmacy revenue increased to $8.4 million for the three months ended September 30, 2011, from approximately $1.3 million for the three months ended September 30, 2010, attributable primarily to a Puerto Rico contract that started in September 2010, which combines psychotropic drug management services with traditional behavioral managed care.

Costs of revenues. Claims expense on at-risk contracts increased by approximately 26.2%, or approximately $1.3 million, for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase is due to $4.5 million in additional claims expense from a contract added in late September 2010 and one new contract that began during the fourth quarter of 2010, and $0.3 million in additional claims expense from previously existing business. The increase was offset by claims expense decreases of $3.0 million resulting from the loss of two contracts and a $0.5 million reduction from the elimination of unnecessary accruals related to lost or expired contracts. Claims expense as a percentage of at-risk revenues decreased to 75.1% for the three months ended September 30, 2011, from 80.3% for the three months ended September 30, 2010, due primarily to the loss of contracts with high utilization.

Pharmacy costs of $8.6 million for the three months ended September 30, 2011 represent the cost of behavioral prescription drugs attributable to new contracts in Puerto Rico. Pharmacy costs as a percentage of pharmacy revenue increased from 96.8% for the three months ended September 30, 2010 to 103.0% for the three months ended September 30, 2011, due to these new contracts and higher than expected drug price increases. Other healthcare operating expenses, attributable to servicing both at-risk contracts and ASO contracts, increased by 61.9%, or approximately $0.9 million, due primarily to salaries and wages, physician review fees, and other costs associated with the new Puerto Rico contract that began in September 2010. Healthcare operating expense as a percentage of total operating revenue decreased to 13.8% for the three months ended September 30, 2011 compared to 18.6% for the three months ended September 30, 2010 due primarily to economies of scale gained through the addition of new contracts in the latter part of 2010.

General and administrative expense. General and administrative expense decreased 41.6% from $3.4 million for the three months ended September 30, 2010, to $2.0 million for the three months ended September 30, 2011, due primarily to expense recognized for the issuance to a client of a warrant to purchase our common stock in the third quarter of 2010, and lower administrative salaries resulting from the departure of certain executives in the fourth quarter of 2010 and first quarter 2011. As a percentage of total operating revenue, general and administrative expense decreased to 11.5% for the three months ended September 30, 2011, compared to 42.9% for the three months ended September 30, 2010, attributable to the lower salaries and to the benefits of economies of scale realized when business volume increases significantly.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of our consolidated financial statements requires us to make significant estimates and judgments to develop the amounts reflected and disclosed in the consolidated financial statements, most notably our estimate for

COMPREHENSIVE CARE CORPORATION

claims incurred but not reported (“IBNR”). On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe our accounting policies specific to our revenue recognition, accrued claims payable and claims expense, goodwill, provision for income taxes, and premium deficiencies involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 2 “Summary of Significant Accounting Policies” to our annual consolidated financial statements contained in our Annual Report on Form 10-K for 2010).

Revenue recognition

The majority of our managed care activities are performed under at-risk arrangements pursuant to terms of agreements with health maintenance organizations and other health plans or payers to provide contracted behavioral healthcare services to subscribing members. For the nine months ended September 30, 2011 and 2010, such agreements accounted for 96.0%, or $51.9 million, and 90.5%, or $15.7 million, respectively, of our revenue. Revenue under these agreements is earned continuously regardless of services actually provided and, therefore, recognized monthly based on the number of qualified members. The information regarding qualified members is supplied by our clients, and we review member eligibility records and other reported information to verify its accuracy and determine the amount of revenue to be recognized. The remaining balance of our revenues is earned and recognized as services are delivered on a non-risk basis.

We also manage the psychotropic drug benefit under certain behavioral health contracts for certain health plans’ subscribing members and are responsible for the cost of drugs dispensed. In accordance with the contracts, the health plan’s pharmacy benefit manager (“PBM”) performs drug price negotiation and claims adjudication. As such, payment for our pharmacy management services is withheld until a monthly or quarterly comparison of our total premium to total drug cost is made, at which time we receive or pay the difference. Accordingly, similar to our other at-risk arrangements, pharmacy drug management revenue is earned at a contracted rate per eligible member and recognized monthly.

In addition, we began providing autism treatment services in 2010 to the members of a health plan for which there was no historical claims data available upon which to base initial pricing. We therefore included cost sharing/cost savings provisions in the agreement with the health plan whereby we share in the additional cost or cost savings when comparing actual claims costs to the estimated claims costs incorporated into the contract’s pricing. Accordingly, we may adjust our monthly revenue periodically as claims data becomes available to permit a comparison of actual claims costs to targeted claims costs. Such adjustments may be the result of unforeseen fluctuations in utilization, among other factors, and in the past have not been material.

Accrued claims payable

Claims expense, a major component of cost of care, is recognized in the period in which an eligible plan member actually receives services and includes IBNR claims. We contract with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive the service, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees, if required. If all of these requirements are met, the claim is entered into our claims system for payment.

The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims IBNR. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last three years.

Accrued claims payable consists primarily of amounts established for reported claims and IBNR claims, which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving an initial range of estimates, we use an industry accepted actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs

COMPREHENSIVE CARE CORPORATION

and seasonality. Authorization data, utilization statistics, calculated completion percentages and qualitative factors are then combined with the initial range to form the basis of management’s best estimate of the accrued claims payable balance. However, estimating IBNR claims involves a significant amount of judgment by our management. The following are the principal factors that would have an impact on our future operations and financial condition:

•	Changes in the number of employee plan members due to economic factors

•	Other changes in utilization patterns;

•	Changes in healthcare costs;

•	Changes in claims submission timeframes by providers;

•	Success in renegotiating contracts with healthcare providers;

•	Occurrence of catastrophes;

•	Changes in benefit plan design; and

•	The impact of present or future state and federal regulations.

Nevertheless, based on the information available, we determined our best estimate of the accrued claims liability to be $10.8 million, including approximately $6.6 million of submitted and approved but unpaid claims and $4.2 million for IBNR claims, at September 30, 2011. A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at September 30, 2011 could increase our claims expense by approximately $158,000. Actual claims incurred could differ from estimated claims accrued.

Goodwill

We evaluate at least annually the amount of our recorded goodwill by performing impairment tests that compare the carrying amount to an estimated fair value. Management considers both the income and market approaches in the fair value determination. In estimating the fair value under the income approach, management makes its best assumptions regarding future cash flows and applies a discount rate to the cash flows to yield a present, fair value of equity. The market approach is based primarily on reference to transactions including our common stock and the quoted market prices of our common stock. However, actual results may differ significantly from management’s assumptions, resulting in a potentially adverse impact to our consolidated financial statements. (See RECENT ACCOUNTING PRONOUNCEMENTS, below)

Based on the Company’s ability to attract new investors, as demonstrated by the July 2011 private placement of approximately 2.7 million shares of our common stock, and in combination with new programs we are initiating, such as our expanded pharmacy management program, management believes that its recorded goodwill is not impaired.

Provision for income taxes

Computing our provision for income taxes involves significant judgment and estimates particularly in relation to the realization of deferred tax assets from net operating loss carryforwards and, to a lesser extent, uncertain income tax positions.

At September 30, 2011, we have federal net operating loss carryforwards of approximately $30.5 million, the deductibility of $29.4 million of which is presently limited under Section 382 of the Internal Revenue Code to approximately $361,000 annually due to recent changes in control of the Company. We may be subject to further limitations in the event of any future changes in control. In addition, as of September 30, 2011, the Company continues to be in a cumulative loss position. Based on this evidence, and the uncertainty as to our ability to continue as a going concern and current economic conditions discussed under LIQUIDITY AND CAPITAL RESOURCES below, we concluded that it is not likely that the Company’s deferred tax assets, which relate primarily to the federal net operating losses, will be realizable within the carryforward period. Accordingly, the Company continues to maintain an effective 100% valuation allowance against the balance of these deferred tax assets at this time. Our judgments regarding future taxable income may change due to many factors, including changes in operating results from changing economic or market conditions, or changes in tax laws, operating results or other factors.

Premium Deficiencies

We accrue losses under our managed care contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a contract-by-contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance

COMPREHENSIVE CARE CORPORATION

costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and our estimate of future cost increases.

We generally have the ability to cancel a contract with 60 to 90 days’ written notice, or request a renegotiation of terms under certain circumstances, if a managed care contract is not meeting our financial goals. Prior to a cancellation, we typically submit a request for a rate increase accompanied by supporting utilization data. Although our clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in our favor in the future. If a rate increase is not granted, we have the ability, in some cases, to terminate the contract and limit our risk to a short-term period.

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At September 30, 2011, no contract loss reserve for future periods was necessary in management’s opinion.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-28, Intangibles – Goodwill and Other, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). The adoption of ASU 2010-28 in the quarter ended March 31, 2011, did not have any effect on our consolidated financial statements.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), to simplify the testing for goodwill impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for us for periods beginning with the first quarter of 2012. We are currently evaluating the likely effect, if any, on our consolidated financial statements of the adoption of this ASU.

SEASONALITY OF BUSINESS

Historically, we have experienced increased member utilization during the months of March, April and May and consistently low utilization by members during the months of June, July, and August. Such variations in member utilization affect our costs of care during these months, having a generally positive impact on our operations during June through August and a negative impact from March through May.

CONCENTRATION OF RISK

For the nine months ended September 30, 2011, approximately 66.1% of our operating revenue was attributable to a health plan customer serving Medicare members in Puerto Rico. The term of the contract is for two years and is automatically renewable for additional one-year periods. During the second year of the initial term, the health plan has the ability to cancel the contract without cause by providing at least 90 days prior written notice. Each party has the right to terminate after 60 days prior written notice in the event of a material breach of the contract, except that a breach involving either party’s financial obligations requires a 30 day notice. The breaching party will have 30 days to cure the breach to prevent termination of the contact. The loss of this customer, without replacement by new business, would adversely affect our future financial results and jeopardize our ability to continue as a going concern (see LIQUIDITY AND CAPITAL RESOURCES, below).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had a working capital deficiency of approximately $22.7 million and a stockholders’ equity deficiency of approximately $11.7 million resulting from a history of operating losses. Approximately $2.5 million of debt was past due and, therefore, in default. As a result of these conditions, and the economic conditions and risks discussed in the second paragraph, below, our ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth in the following paragraph, and is subject to significant uncertainty. In their report on our most recent audited financial statements, i.e., as of and for the year ended December 31, 2010, our independent auditors expressed substantial doubt as to our ability to continue as a going concern. Except for its consideration in establishing our valuation allowance for deferred tax assets, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

COMPREHENSIVE CARE CORPORATION

We are negotiating with lenders and expect to establish payment plans during the fourth quarter to cure certain debt defaults. We also expect that with our existing customer contracts, plus the addition of new contracts we are now seeking to obtain through our marketing efforts, and the expected continuing financial support from our major stockholders, that we will be able to improve our cash flows and operating results and sustain current operations over the next year. However, we do not currently maintain a line of credit or term loan with any commercial bank or other financial institution and have not made any arrangements to obtain such additional financing but are looking at various alternative sources of financing if operations cannot support our ongoing plan. Nevertheless, there can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve profitable operations and positive operating cash flows. Although management believes that our current cash position plus the expected continued support of our major stockholders will be sufficient to meet our current levels of operations, failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during the remainder of 2011 and 2012 would adversely affect our ability to achieve our business objectives and continue as a going concern.

The United States and other parts of the world have been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability, which are likely to continue to have far reaching effects on economic activity for an indeterminate period. The effects and probable duration of these conditions on our ability to obtain continuing support from our major stockholders and lenders, success in our marketing efforts, and ultimately, profitable operations and positive cash flows, cannot be estimated at this time.

Our primary internal source of liquidity (i.e., from operations) on an on-going basis consists of the monthly capitation payments we receive from our clients for providing managed care services. Based on historical experience, there is a high degree of certainty with respect to the reliability and timing of these payments from continuing contracts. However, the expiration of existing contracts or commencement of new contracts may cause our operational cash flow to vary significantly.

Our external sources of funds consist primarily of borrowings and the use of our equity instruments as a form of liquidity. Our ability to continue to borrow funds on an unsecured basis is unknown, as well as our ability to sell shares of our common stock in private placement offerings. With the exception of contracted maturities of debt, there are no other known future liquidity commitments or events. We do not have any off-balance sheet financing arrangements. The duration of our borrowings has typically ranged from one week to three years, with stated interest rates ranging from 7% to 24%. Certain of the loans have contained features such as the ability to convert all or a portion of the loan into our common stock, or have had a warrant for the purchase of our common stock issued in conjunction with the loan, or both.

During the nine months ended September 30, 2011, cash and equivalents increased primarily due to sales of unregistered shares our common stock (see also PART II, ITEM 2, below) generating cash of $1.0 million and issuances of our promissory notes generating a net of $1.9 million, offset by $2.3 million used by operations and approximately $0.3 million used in repaying debt obligations. On November 8, 2011, we issued a promissory note with a principal amount of $1,000,000 to a major stockholder. The note has an eighteen-month term beginning on November 8, 2011 and provides for interest on the outstanding principal balance at a rate of 14% per annum to be paid quarterly. On November 14, 2011, we issued a convertible promissory note for cash in the amount of $700,000 to a note holder that had previously provided funding to us. The note matures in May 2013 and bears interest at 14% payable quarterly. We intend to use the proceeds from the transactions for general working capital and other corporate purposes.

We renegotiated of a portion of our convertible subordinated debentures that were due in full on April 15, 2010. We were not able to repay the debentures on the due date, but as of September 30, 2011, had converted approximately $1.7 million, or 76%, of the outstanding debentures to senior promissory notes with an interest rate of 10% and due in April 2012. In connection with issuing the senior promissory notes, we also issued warrants to purchase an aggregate of approximately 7.0 million shares of our common stock, each exercisable at a price of $0.25 and with a five year term. Repayment of the senior promissory notes may be made with cash generated from operations or new borrowings.

We have periodically issued unregistered shares of our common stock in private placements (see PART II, ITEM 2 below). The funds from such sales have been used for working capital purposes. In July 2011 we completed a

COMPREHENSIVE CARE CORPORATION

sale of 2,733,335 shares of our common stock in a private placement to ten investors in exchange for net cash proceeds of $718,000. In conjunction with the issuance, we also issued to the investors warrants to purchase 1,366,667 shares of our common stock. The warrants were vested at issuance, have a three-year term, and an exercise price of $0.44.

In addition, certain vendors, employees and note holders have accepted our common stock or warrants in lieu of cash payment for services, interest and debt. During the nine months ended September 30, 2011, we avoided cash outlays of approximately $262,000 for services by issuing our common stock, options, or warrants to purchase our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While we currently have market risk sensitive instruments, we have no significant exposure to changing interest rates, as the interest rates on our short-term debt is fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party could have a material adverse effect on our business, or our future results of operations, cash flows or financial condition except as described below:

(1)	We initiated an action against Jerry Katzman in July 2009 in the U.S. District Court for the Middle District of Florida alleging that Mr. Katzman, a former director, fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract. The jury also found that Mr. Katzman was not entitled to damages. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. In February 2011, the Company filed a Notice of Appeal, posted a collateralized appeal bond for approximately $1.3 million, and filed a motion for reconsideration. The motion for reconsideration is pending.

In July 2011, the District Court awarded Mr. Katzman approximately $582,000 as reimbursement of his legal fees and costs, and payment of prejudgment interest on the damage award of $1.3 million. In response, the Company in August 2011 filed a Notice of Appeal, posted a collateralized appeal bond for approximately $582,000, and filed a motion for reconsideration. The motion for reconsideration is pending.

COMPREHENSIVE CARE CORPORATION

(2)	On September 21, 2010, a complaint entitled “InfoMC, Inc. v. Comprehensive Behavioral Care, Inc. and CompCare de Puerto Rico, Inc.” was filed against us in the U.S. District Court for the Eastern District of Pennsylvania alleging, among other things, that the Company improperly used InfoMC, Inc.’s trademarks in connection with CompCare de Puerto Rico Inc.’s proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint asserts claims for federal trademark infringement, false advertising, unfair competition, conversion, promissory estoppel and unjust enrichment. InfoMC, Inc. is seeking monetary damages in the amount of $600,000 and certain injunctive relief. We believe the suit is without merit and intend to vigorously defend ourselves against the allegations asserted.

(3)	On January 5, 2011, a complaint entitled “Community Hospitals of Indiana, Inc. vs. Comprehensive Behavioral Care, Inc. and MDwise, Inc.” was filed against us in the Superior Court of Marion County Circuit in Indiana. The complaint claims damages of approximately $1.7 million from us and MDwise, Inc., a former client, for allegedly unpaid claims for behavioral health professional services rendered between January 1, 2007 and December 31, 2008. The complaint alleges, among other things, breach of contract, account stated, quantum meruit and unjust enrichment against us and MDwise, Inc. We filed a counterclaim for breach of a settlement agreement that previously resolved many of the claims that are the subject of the complaint. We believe the suit against the Company is without merit and are vigorously opposing the litigation.

Management believes that the Company has made adequate provision for any estimated probable losses, including legal defense costs, from the litigation described above. Management also believes that the resolution of these matters will not have a material adverse effect on the Company’s future financial condition or results of operations.

ITEM 1A. RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued unregistered shares of our common stock in a private offering as follows:

-	Pursuant to a legal settlement, 3,966 shares of our Series C Convertible Preferred Stock were converted to 1,254,353 shares of our common stock on August 10, 2011. The settlement agreement additionally required that 545,455 of the common shares be cancelled in exchange for a cash payment by us of $150,000. As a result, we issued a net of 708,898 common shares.

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

COMPREHENSIVE CARE CORPORATION

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Comprehensive Care Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

COMPREHENSIVE CARE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

November 18, 2011

	By	/s/ CLARK A. MARCUS
Clark A. Marcus
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS
Robert J. Landis
Acting Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)