Form 10-K
period 2011-12-31
COMPREHENSIVE CARE CORP
filed 2012-03-30
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the calendar year ended December 31, 2011

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

Common Stock, Par Value $0.01 per share

7  1/2% Convertible Subordinated Debentures due 2010

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2011 was approximately $6,263,728 based on the closing price of $0.31 of the common stock on June 30, 2011, as reported on the Over-The-Counter Bulletin Board. This amount excludes approximately 35.6 million shares of common stock held by officers, directors, and persons owning 5% or more of our outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 27, 2012, the Registrant had 59,251,836 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this Annual Report on Form 10-K and in our other reports, Securities and Exchange Commission (“SEC”) filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, predictions of anticipated healthcare costs, growth and expansion, and the ability to obtain new behavioral healthcare or pharmacy management contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements, and presentations. These risks and uncertainties include, among others, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, the profitability of our capitated contracts, cost of care, seasonality, our ability to obtain additional financing, our ability to renegotiate or extend expiring customer contracts, the risk that any definitive agreements or additional business will result from letters of intent entered into by us, and other risks detailed from time to time in our SEC reports.

OVERVIEW

GENERAL

Established in 1969, Comprehensive Care Corporation (“CompCare”, “we” or the “Company”), provides managed care services in the behavioral health, substance abuse, and psychotropic pharmacy management fields. We primarily provide these services to commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) health plans. We also provide prior and concurrent authorization for physician-prescribed psychotropic medications. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts.

The services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), and inpatient and crisis intervention services. We have a network of over 35,000 contracted providers in the following areas: psychiatrists, psychologists, therapists, other licensed healthcare professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities.

The Company prides itself on providing personalized attention, a commitment to high-quality services, and innovative approaches to behavioral health and pharmacy management that address specific needs of clients in a changing healthcare environment. In 1999 we were awarded our first National Committee for Quality Assurance (“NCQA”) accreditation, which we have consistently maintained ever since.

MARKET OPPORTUNITIES

CompCare markets to regional health plans that do not have their own behavioral health network. These health plans will often contract with a managed behavioral healthcare organization (“MBHO”) to obtain access to behavioral healthcare professionals, claims processing, case management, better-integrated behavioral healthcare, and in some cases psychotropic pharmacy management services. The health plans typically engage an MBHO like CompCare on a fixed fee paid on a per-member-per-month (“PMPM”) basis. Often, the PMPM will include the costs of care, which are the costs paid out to the providers and for pharmaceuticals, if applicable. Such an arrangement is known as an at-risk contract and the MBHO bears the risk/reward of the costs associated with higher or lower utilization of care. If the PMPM excludes the cost of care, the MBHO is essentially providing administrative services only (“ASO”). In such a case, the MBHO is not at risk of over/under utilization.

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

The services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient programs and crisis intervention services. We do not directly provide treatment or own any treatment facilities.

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

Under our at-risk arrangements, the number of covered members as reported to us by our clients determines the amount of premiums we receive, which is independent of the cost of services rendered to members. The amount of premiums we receive for each member is fixed by our contract at the beginning of its term. Under certain circumstances, these premiums may be subsequently adjusted up or down, or the contract terminated, generally at the commencement of each renewal period.

The following table sets forth our managed care revenue, segregated by category, for the years ended December 31, 2011 and 2010:

	2011	2010
At-risk behavioral revenue	$35,139,000	$23,528,000
% of total revenues	49%	67%
% of total member lives	74%	80%

At-risk pharmacy management revenue	$33,303,000	$9,398,000
% of total revenues	47%	27%
% of total member lives*	21%	7%

ASO and other revenue	$2,768,000	$2,259,000
% of total revenues	4%	6%
% of total member lives	26%	20%

*	Members with psychotropic pharmacy coverage are generally also covered by our behavioral health services that we provide on an at-risk basis.

Over the past several years we have experienced a trend where our clients prefer to contract for services on an at-risk basis instead of on an ASO basis.

Our largest expense is the cost of the behavioral health services and pharmacy drugs that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating costs based primarily on an increase in the number and frequency of our members seeking behavioral care services, but also inflationary factors, our profitability depends on our ability to predict and effectively manage healthcare operating costs in relation to the fixed premiums we receive under capitation arrangements. Providing services on an at-risk basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to control or otherwise anticipate healthcare costs. Accrued claims payable and claims expense are our most significant critical accounting estimates. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CRITICAL ACCOUNTING ESTIMATES” below.

We manage programs through which services are provided to recipients in 23 states, the District of Columbia and Puerto Rico. Our objective is to provide easily accessible, high quality behavioral healthcare and pharmacy services and products and to manage costs through measures such as the monitoring of hospital inpatient admissions, review of authorizations for various types of outpatient therapy and effective management of prescriptions for psychotropic drugs. Our goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.

Our programs and services include:

•	management of prescription drugs on an at-risk basis for health plans;

•	fully integrated behavioral healthcare and psychotropic pharmacy management services;

•	analytic services for medical and pharmacy claims for medical integration of behavioral and medical care coordination;

•	case management/utilization review services;

•	administrative services management;

•	preferred provider network development;

•	management and physician advisor reviews; and

•	overall care management services.

We also manage physician-prescribed psychotropic medications for two Medicare health plans in Puerto Rico. Members are generally given a prescription from their primary care physician or psychiatrist. We are at-risk for the psychotropic drug costs and manage that appropriate medications are being utilized by the prescribing physician.

SOURCES OF REVENUE

The majority of our revenue is earned from at-risk contracts pursuant to which we provide managed behavioral healthcare, substance abuse, and psychotropic pharmacy management services to recipients, primarily through subcontracts with health plans that have historically outsourced these functions to MBHOs like us. In exchange for arranging behavioral health and substance abuse services, we generally receive a negotiated amount on a per-member per-month, or capitated, basis in exchange for providing these services. We then contract directly with behavioral healthcare providers that receive discounted fees at predetermined per-service, per-case or per-diem rates.

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

During 2011, we provided services under at-risk arrangements for Medicare and commercial patients in Louisiana, Medicaid patients in Michigan, Medicaid and CHIP patients in Missouri and Texas, Medicare patients in Puerto Rico, CHIP patients in Pennsylvania, and commercial patients in Wisconsin. Such services generated approximately 96% of our managed care operating revenue.

Our Medicare, Medicaid and CHIP contracts are subject to agreements with our health plan clients whose contracts with the various governmental agencies may be subject to renegotiation at the election of the specific agency.

Almost 68% of our operating revenue is currently concentrated in a single contract with one health plan in Puerto Rico to provide behavioral healthcare and psychotropic pharmacy management services under a Medicare plan. The term of this contract is for a two-year and three month period, as amended, and is automatically renewable for additional one-year periods unless terminated by either party. The loss of this client, without replacement by new business, may adversely impact our financial results.

A quantitative summary of our revenues by source category for 2011 and 2010 follows:

	2011	2010
At-risk contracts	$35,139	$23,528
Administrative services only contracts	2,768	2,259
Pharmacy contracts	33,303	9,398
Other	—	29

Total	$71,210	$35,214

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

GROWTH STRATEGY

CBC has many years of experience in the MBHO field serving health plans with unique and innovative programs addressing behavioral wellbeing and pharmacy management. The continued consolidation of the behavioral healthcare market through the acquisition of MBHOs by health plans offers CBC opportunities and we have become one of the few MBHOs that are not owned by a health plan and thus remain independent.

Our objective is to expand our presence in both existing and new managed behavioral healthcare markets by enhancing our product offerings and identifying new business development partners. We have expanded our specialty management products to include management of prescription drugs on an at-risk basis for health plans. We provide data analytic services for health plan claims and pharmacy data to effectively integrate plan data so that actionable information can be utilized to address patient care.

We provide our core product, outsourced behavioral healthcare management and pharmacy management services, primarily to health plans. We focus on continually developing and providing innovative and cost effective solutions to our customers. We expect the demand for our services to increase in the future in response to governmental legislative changes such as the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which should increase the demand for our services through the expansion of the number of people covered by health insurance. We also believe the continuing shift in demographics of the U.S. population towards an older population will increase the number of Medicare beneficiaries such that Medicare expenditures are anticipated to increase from an expected $555 billion in 2011 to $903 billion in 2020. Enrollment in Medicare Advantage Plans, which comprise approximately 46% of our covered lives as of December 31, 2011, reached 25% of all Medicare beneficiaries in 2011 and is expected to increase. Mental health expertise continues to be critical to successful management of healthcare costs, and of particular importance to managing the care of populations with specific needs and we believe we are well positioned for the growth in this sector of the market.

MARKETING AND SALES

Our marketing and sales efforts are led by our Chief Executive Officer (“CEO”) and Senior Vice President of Corporate Development. In addition, we utilize consultants for direct sales to commercial, Medicaid, and Medicare prospective clients. We will continue to dedicate resources to expand our sales staff and marketing efforts as necessary.

CompCare’s sales strategy focuses on matching our solutions to the needs identified by our potential clients. One example of developing a customer solution is our pharmacy analytics program. Sales are highly technical and complex, involving many stakeholders within an organization. The sales and implementation process of our services is lengthy and requires us to commit substantial time and other resources to our marketing efforts. Sales leads may be generated by our business development staff, our operations staff, consultants, cold calls, prior business relationships, or recommendations from existing clients. We attend trade shows within geographic areas in which we conduct business and reach out to contacts known to us, our consultants, and our investors. In addition, we maintain permanent marketing outreach through our website, www.compcare.com.

PROVIDER NETWORK

As of March 26, 2012, we had over 35,000 behavioral healthcare practitioners in our network located in 46 states, the District of Columbia, and Puerto Rico.

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

Our provider network also includes contractual arrangements with intensive outpatient facilities, partial hospitalization facilities, community health centers, and other community-based facilities. Our contracts with facilities are on a per diem or discounted fee-for-service basis and, in some cases, on a “case rate” basis, whereby a fixed amount is paid irrespective of the amount of services provided. To help ensure quality of care, we credential and re-credential all professional providers with whom we contract in accordance with standards of the NCQA.

COMPETITION

The behavioral healthcare industry is very competitive and provides products and services that are price sensitive. Competitors include both freestanding MBHOs as well as health plans and insurers with internal behavioral health units or subsidiaries. Many of these competitors have revenues, financial resources, and membership bases that are substantially larger than ours. The extent of competition results in significant pricing pressures which limits our revenue growth. Accordingly, we expect our future growth to come from our expansion into new states and the sale of our ancillary products to our existing and new customers such as management of prescription drugs on an at-risk basis.

EFFECTS OF INFLATION AND CHANGES IN INTEREST RATES

Our business operations are subject to the effects of inflation, particularly as to the types of healthcare costs we cover on an at risk basis. However, to minimize the effect of inflation, some of our multi-year revenue contracts contain provisions for annual rate increases that average approximately three percent per year. Our largest expense, the cost of care provided by our contracted providers, is frequently tied to standard Medicaid, CHIP, and Medicare reimbursement rates set by governmental entities. To the extent these standard rates are increased periodically to reflect the effects of inflation, we may be adversely affected by rising prices, absent a sufficient compensating increase in our revenues from our customers. Although currently all our debt instruments bear fixed interest rates, we have historically funded our operations with increased borrowings annually and, thus, unless we are successful in raising sufficient additional equity capital, we will be subject to the effects of changing interest rates so long as our operations are not self sustaining.

SEASONALITY OF BUSINESS

Historically, we have experienced increased member utilization principally during the months of March, April and May and consistently low utilization by members during the months of June, July, and August. Such variations in member utilization impact our costs of care during these months, generally having a positive impact on our gross margins and operating profits during the June through August period and an adverse impact on our gross margins and operating profits during the months of March through May.

GOVERNMENT REGULATION

At March 26, 2012, we managed approximately 965,000 lives in connection with behavioral, substance abuse, and psychotropic pharmacy management services covered through government programs such as Medicare, Medicaid, and CHIP programs in 22 states, the District of Columbia and Puerto Rico.

We are subject to extensive and evolving state and federal regulations relating to the nation’s mental health system, as well as changes in Medicaid and Medicare reimbursement that could have an effect on our profitability. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably between states. As a result, we may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services. As of March 26, 2012, we hold licenses or certificates to perform utilization review and/or third party administrator (“TPA”) services in:

•	California;

•	Connecticut;

•	Florida;

•	Georgia;

•	Illinois;

•	Indiana;

•	Louisiana;

•	Maryland;

•	Michigan;

•	Missouri;

•	Pennsylvania; and

•	Texas.

Some of the services provided by our managed behavioral healthcare subsidiaries may be subject to such licensing requirements in other states. There can be no assurance that additional utilization review or TPA licenses will not be required or, if required, that we will qualify to obtain or renew such licenses. In some of the states in which we provide services, entities that assume risk under contract with licensed insurance companies or health plans that retain ultimate financial responsibility have not been considered by state regulators to be conducting an insurance or health maintenance organization (“HMO”) business. As a result, we have not sought licensure as either an insurer or HMO in certain states. If the regulatory positions of these states change, our business could be materially affected until such time as we meet the regulatory requirements. We cannot quantify the potential effects of additional regulation of the managed care industry, but such costs may have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

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

In October 2011, we were awarded Full Accreditation by NCQA extending until October 2014. Full Accreditation is granted for a period of three years to those plans that have, according to the NCQA, excellent programs for continuous quality improvement and that meet NCQA’s rigorous standards.

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

ADMINISTRATION AND EMPLOYEES

Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and member service functions. Provider management, account management, and certain clinical and utilization management functions are also performed in our Puerto Rico office and by employees located in Michigan. As of March 26, 2012, we employed 122 full-time employees and 13 part-time employees.

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

In addition, you may request a copy of the foregoing filings and charters at no cost by writing us at the following address or telephoning us at the following telephone number:

Comprehensive Care Corporation

3405 W. Dr. Martin Luther King Jr. Blvd, Suite 101

Tampa, Florida 33607

Attention: Investor Relations

Tel: (813) 288-4808

ITEM 1A. RISK FACTORS

You should carefully consider and evaluate all of the information in this Annual Report on Form 10-K, including the risk factors listed below. Risks and uncertainties in addition to those we describe below, that may not be presently known to us, or that we currently believe are immaterial, may also harm our business and operations. If any of these risks occur, our business, and its future financial condition, results of operations and cash flows could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those expected that are set forth in or underlie the forward-looking statements contained in this report.

Risks related to our industry

Adverse conditions in the U.S. and global economies could negatively affect our revenues and sources of liquidity.

The financial markets have been recovering slowly from a U.S. and worldwide recession with continued diminished liquidity and availability of credit, which has adversely affected our ability to raise additional capital. In addition, reduced economic activity has lowered the revenues of the federal and state governments which could result in reduced payments to our clients for healthcare coverage programs, including Medicare, Medicaid, and CHIP.

The industry is subject to extensive state and federal regulations, as well as diverse licensure requirements varying by state. Changes in regulations could affect the profitability of our contracts or our ability to retain clients or to gain new customers.

We are required to hold licenses or certificates to perform utilization review and/or TPA services in California, Connecticut, Florida, Georgia, Indiana, Illinois, Louisiana, Maryland, Michigan, Missouri, Pennsylvania, and Texas. Additional utilization review or TPA licenses may be required in the future, and we may not qualify to obtain new licenses or renew existing licenses. In many states in which we provide services, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, our business could be materially affected until such time as we are able to meet the regulatory requirements, if at all. Additionally, some states may decide to contract directly with companies such as ours for managed behavioral healthcare services, in which case they may also require us to meet or net worth requirements that we may not be able to meet. Currently, we cannot quantify the potential effects of additional regulation, if any, of the managed care industry.

The status and future effect of healthcare reform in the U.S. is uncertain.

The Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 contain provisions that may, among other things, reduce government payments for healthcare services, and is currently subject to political controversy and significant uncertainty. We cannot predict the effect of this legislation on our business.

We are subject to federal statutes prohibiting false claims.

The Federal False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Although we do not directly provide services to beneficiaries of federally funded health programs and, accordingly, do not submit claims to the federal government, we do provide services to health plans that could become subject to allegations about false claims, which could, in turn, result in allegations against us as well.

Failure to adequately comply with HIPAA may result in penalties.

Our industry is subject to the security and privacy requirements of HIPAA relative to patients’ health information. Although we believe we are fully compliant with all HIPAA regulations, any assertions of lack of compliance with HIPAA regulations could result in penalties and have a material adverse effect on our ability to retain our customers or to gain new business.

The managed care industry is often subject to class action lawsuits and claims for professional liability that could increase our future costs and expenses.

In recent years, the managed care industry has been subjected to a greater number of lawsuits and claims of professional liability alleging negligence in performing utilization review and other managed care activities and for denial of payment for services. Such incidents may result in professional negligence or other claims against us causing us to incur fees and expend substantial resources in defense of such actions in excess of the limits of our professional liability insurance.

Healthcare organizations could be adversely affected by 2013 by costs associated with adoption of new federally mandated ICD-10 standardized coding set for diagnoses.

The federal government will require that healthcare organizations adopt updated and expanded standardized code sets (known as ICD-10) to be used by 2013 for documenting health diagnoses. These new standardized code will require us to make additional investments that could be significant.

Risks related to our business

In addition to all of the foregoing general industry-related risks that may affect our business, we are also subject to the following more particular risks:

Our existing and potential managed care clients operate in a highly competitive environment and may be subject to a higher rate of merger, acquisition, and regulation than in other industries.

Our clients may decide to manage the behavioral healthcare benefits “in-house” and, as a result, discontinue contracting with us. Additionally, our small to medium-sized health plan clients may be acquired by larger health plans, resulting in non renewals of our contracts.

Many of our clients provide services to groups covered by Medicare, Medicaid and/or CHIP programs. Such federal and state controlled programs are susceptible to annual changes in reimbursement rates and eligibility requirements.

At December 31, 2011, we managed approximately 902,000 lives for 16 clients in connection with behavioral, substance abuse, and psychotropic pharmacy management services covered through Medicare, Medicaid, and CHIP programs in 18 states, the District of Columbia and Puerto Rico. Any changes in Medicare, Medicaid, and/or CHIP reimbursement could ultimately affect us adversely through contract bidding and cost structures with the health plans affected by such change, especially if we are unable to adapt to the differing needs of our Medicare members and the Medicare regulations. Also, because governmental healthcare programs account for such a large portion of state budgets, efforts to contain overall government spending could result in a significant decrease in healthcare programs.

Temporary reductions in state funding for Medicare, Medicaid and CHIP programs have previously had an adverse impact on us that could continues. In addition, states in which we operate may pass legislation that would further reduce our revenue from such sources or increase our claims expense through changes in the reimbursement rates, changes in the benefit covered, or in the number of eligible participants. We may be unable to reduce our costs to a level that would allow us to maintain current gross margins specific to our Medicare, Medicaid and CHIP programs.

We may not be able to predict utilization of our at-risk contracts accurately, which could result in contracts priced at levels insufficient to ensure profitability.

A substantial portion of our services are provided on an at-risk capitation basis for costs incurred to provide agreed-upon levels of service. This exposes us to significant risk that contracts negotiated and entered into may ultimately be unprofitable if utilization levels require us to provide services at costs that exceed the capitation rates we receive for the covered services. Failure to adequately anticipate costs at contact signing or renewal or control cost increases could have material, adverse effects on our business.

We rely on the accuracy of eligibility lists provided by our clients to collect premiums and to pay claims. Any inaccuracies in those lists may cause our clients to recoup premium payments from us or for us to pay claims inappropriately.

Premium payments that we receive and claims payments that we make are based on eligibility lists that are produced and maintained by our clients. We are required to reimburse our clients for premiums received based on an eligibility list that the client may later discover contains individuals who were not eligible. Our review of all remittance files to identify potential duplicate members, members that should be terminated or members for which we have been paid an incorrect rate may not identify all such members and could result in repayment of premiums or claims that we paid incorrectly and for which we are unable to recover.

Our failure to maintain accreditations could disqualify us from existing contracts, which could have a material adverse effect on our results of operations.

Several of our contracts require that we are to be accredited by independent accrediting organizations that are focused on improving the quality of healthcare services.

We must estimate the amount of claims incurred but not reported, and actual claims ultimately reported may differ materially.

Our costs of care include estimated amounts for claims incurred but not reported (“IBNR”). These estimates are subject to the effects of trends in utilization and other factors and at times may be inadequate.

We may be subject to regulatory fines and penalties.

Many of our contracts contain provisions stating that we are responsible for regulatory penalties or fines assessed to the client that is due to our noncompliance with a contractual requirement.

A failure of our information systems could significantly impair our ability to serve our customers and manage our business.

An effective and secure information system, available at all times, is vital to our health plan customers and their members. We depend on our computer systems for significant service and management functions, such as providing membership verification, monitoring utilization, processing provider claims, and providing regulatory data and other client and managerial reports. Although our computer and communications hardware is protected by physical and software safeguards, it is still vulnerable to computer viruses and other technological threats, fire, storm, flood, power loss, telecommunications failures, or physical break-ins, and similar catastrophic events. We do not have 100% redundancy for all of our computer and telecommunications facilities. We also depend on a third-party provider of application services for our core business application. Any sustained disruption in their services to us would have a material negative effect on our business.

We are subject to intense competition that may prevent us from gaining new customers or pricing our contracts at levels sufficient to achieve gross margins to ensure profitability.

We are continually pursuing new business. Many of our competitors are significantly larger and better capitalized than we are. (Our major competitors include Magellan Health Services, United Behavioral Health, ValueOptions, Psychcare, and APS Healthcare) Our smaller size and financial condition has been a deterrent to some prospective customers. Additionally, we will likely have difficulty in matching the financial resources expended by larger competitors on marketing. As a result, we may not be able to successfully compete in our industry in some respects or instances.

We will require additional funding, and we cannot guarantee that we will find adequate sources of capital at acceptable terms in the future or that we will be able to continue as a going concern.

We cannot provide assurance that our available cash will be sufficient to fund our business. Although we currently expect to obtain the needed funds from operating activities, which cannot be assured and new financing, possibly including, which cannot be assured additional debt or equity or financing (which could dilute stockholder ownership interests), we also cannot provide assurance that such additional funding will be available on acceptable terms, if at all. Failure to achieve these goals may affect our ability to continue as a going concern. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, below.)

We may be unsuccessful in obtaining required performance bonds or other security, and consequently may lose clients.

Some of our clients may require us to maintain performance bonds, restricted cash accounts, or other security with respect to our obligations to pay IBNR claims. Due to current market conditions or other factors, we may be unable to provide the security required by the client or prospect.

We are dependent on our provider network to provide services to our members.

We contract with providers as a means to provide access to behavioral health services for our members. Some providers could refuse to contract with us, demand higher payments than we are willing or able to make, or take other actions which could result in higher healthcare costs. In addition, we may not have access to sufficient providers in a particular geographic area to provide adequate coverage for our members to meet our marketing objectives or contractual obligations.

Claims brought against us may exceed our insurance coverage.

We maintain a program of insurance coverage against a broad range of risks related to our business. As part of this program of insurance, we are subject to certain deductibles and self-insured retentions. Our insurance limits or covered risks may not be sufficient to cover all judgments, settlements, or costs relating to future claims, suits or complaints. In addition, upon expiration of our insurance policies, we could find that sufficient insurance is not available on acceptable terms, if at all.

We may be unable to attract and retain qualified personnel.

The success of our business is largely dependent on the skills, experience and performance of key members of our senior management team, such as our CEO, President, and Acting Chief Financial Officer. We believe our ability to attract and retain highly skilled and qualified technical, managerial, and marketing personnel will determine whether we meet our goals. The market for highly skilled sales, marketing and support personnel is highly competitive as a result of the limited availability of technically qualified personnel with the requisite understanding of the markets which we serve. The inability to hire or retain qualified personnel may hinder our ability to implement our business strategy and may harm our business

Our growth could strain our personnel and infrastructure resources.

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

Our Series C Convertible Preferred stockholders are entitled to receive dividends when declared by our Board of Directors before dividends are paid on our common stock and also have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up. The aggregate amount of that senior claim is approximately $2,608,500. In addition, each Series C Convertible Preferred stockholder is entitled to vote together with the holders of our common stock on an “as converted” basis.

The holders of our Series C Convertible Preferred Stock have other rights and preferences as detailed elsewhere in this report. These rights and preferences could adversely affect our ability to finance future operations, satisfy capital needs or engage in other business activities that may be in our interest.

Shares reserved for future issuance upon the conversion of our preferred stock, subordinated debentures, options, warrants, and convertible promissory notes may result in dilution to our common stockholders.

As of February 29, 2012, 76,532,496 shares of our authorized but unissued common stock were reserved for the potential conversion of our Series C and Series D Convertible Preferred Stock now outstanding or to be issued, subordinated debentures, and convertible promissory notes. In addition, 54,428,251 shares of our common stock were reserved for the possible exercise of warrants and stock options that are not outstanding or may be issued in the future under existing stock option plans.

We may raise additional funds in the future through issuances of securities and such additional funding may be dilutive to stockholders or impose operational restrictions.

To fund acquisitions, sales expansions and our operations, we may raise additional capital in the future through sales of shares of our common stock or securities convertible into shares of our common stock. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve significant interest costs and/or restrictive covenants which may limit our operating flexibility.

We are not subject to certain provisions of the Sarbanes-Oxley Act of 2002 and other requirements of the federal securities laws and regulations, and accordingly neither the Company nor its investors may receive the benefits and protections they were enacted to provide.

As a smaller reporting entity, and since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of requirements of the federal securities laws and regulations, including, but not limited to many disclosure requirements of Regulation S-X, certain corporate governance rules and other provisions of the Sarbanes-Oxley Act of 2002 , including Section 404(b), which requires an independent auditors’ report on the Company’s internal control over financial reporting. The corporate governance rules relate to independent director standards, director nomination procedures, audit and compensation committees standards, the use of an audit committee financial expert and the adoption of a code of ethics, some of which we comply with voluntarily in some respects.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which, along with our small public capitalization may affect the trading price of our common stock and may subject us to securities litigation.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock. In addition, the size of our public market capitalization is relatively small, resulting in highly limited trading volume in, and high volatility in the price of, our common stock.

We expect that our share price will continue to be volatile for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. Accordingly we could be the target of similar litigation in the future. Securities litigation, if it were to occur, would likely result in substantial costs and divert management’s attention and other Company resources.

ITEM 2. PROPERTIES

We do not own any real property. We lease our Tampa corporate office, Puerto Rico office and Texas office. In our Tampa office we maintain clinical operations, business development, accounting, financial and regulatory reporting and other management information systems, and provider and member service functions. Provider service, account management, and certain clinical functions are also performed in our Puerto Rico office. Our Texas office is primarily used for sales and marketing purposes. Future payments under noncancelable leases for office space are included in Note 7 to our consolidated financial statements included in Item 8 of Part II herein. We believe our current office space is suitable and adequate to meet our existing needs and that additional facilities will be available for lease to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

(1)	We initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010 the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract. The jury also found that Mr. Katzman was not entitled to damages. The Company’s trial attorney believes this decision was based upon a finding that the Company had rightfully terminated Mr. Katzman. However, upon defendant’s motion to amend the verdict as inconsistent, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. In February 2010, the Company filed a Notice of Appeal, posted a collateralized appeal bond for approximately $1.3 million, and filed a motion for reconsideration. The appeal is set to be heard in May 2012.

In addition, in July 2011, the District Court awarded Mr. Katzman approximately $582,000 as reimbursement of his legal fees and costs, and payment of prejudgment interest on the damage award of $1.3 million. In response, the Company in August 2011 filed a Notice of Appeal, posted a collateralized appeal bond for approximately $582,000, and filed a motion for reconsideration. The appeal is set to be heard in May 2012.

(2)

On September 21, 2010, a complaint entitled “InfoMC, Inc. vs. Comprehensive Behavioral Care, Inc. and CompCare de Puerto Rico, Inc.” was filed against us alleging, among other things, that the Company improperly used InfoMC, Inc.’s trademarks in connection with CompCare de Puerto Rico Inc.’s proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint asserts claims for federal trademark infringement, false advertising, unfair competition, conversion, promissory estoppel and unjust enrichment. The plaintiff is seeking monetary damages in the amount of $600,000 and certain injunctive relief. The case is at the earliest stages with a motion to dismiss for lack of jurisdiction pending. We believe the suit is without merit and intend to vigorously defend ourselves against the allegations asserted.

(3)	On January 5, 2011, a complaint entitled “Community Hospitals of Indiana, Inc. vs. Comprehensive Behavioral Care, Inc. and MDwise, Inc.” was filed against us. The complaint claims damages of approximately $1.7 million from us and MDwise, Inc., a former client, for allegedly unpaid claims for behavioral health professional services rendered between 2007 and 2008. The complaint alleges, among other things, breach of contract and unjust enrichment, and requests recovery of alleged losses despite the absence of a contract between us and complainant. We believe the suit is without merit and filed a Motion to Dismiss on March 2, 2011. If the suit proceeds, we intend to vigorously oppose the litigation.

Management believes that the Company has made adequate provision for the minimum estimated probable losses, if any, including legal defense costs, from the litigation described above. Management also believes that the resolution of these matters will not have a material adverse effect on the Company’s future financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information - Our common stock is traded on the OTCBB under the symbol CHCR. The following table sets forth the range of high and low bid quotations for the common stock, as reported by the OTCBB, for the fiscal quarters indicated. The market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

		Price
YEAR		HIGH	LOW
2011	FIRST QUARTER	$0.65	0.20
	SECOND QUARTER	0.57	0.17
	THIRD QUARTER	0.32	0.17
	FOURTH QUARTER	0.30	0.16

2010	FIRST QUARTER	$0.52	0.32
	SECOND QUARTER	0.59	0.07
	THIRD QUARTER	0.39	0.07
	FOURTH QUARTER	0.31	0.18

(b)	Holders - As of March 27, 2012 we had 690 holders of record of our common stock.

(c)	Dividends - We did not pay any cash dividends on our common stock during the years ended December 31, 2011 or 2010 and do not contemplate the initiation of payment of any cash dividends in the foreseeable future. In the event that we do pay dividends, the holders of record of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are entitled to receive such dividends in preference to the holders of our common stock, when and if declared by our Board of Directors. If declared, holders of our Series C Convertible Preferred Stock will receive dividends in an amount equal to the amount that would have been payable had the Series C Convertible Preferred Stock been converted into shares of our common stock immediately prior to the declaration of such dividend. Holders of our Series D Convertible Preferred Stock will receive dividends in an amount equal to 50% of the amount that would have been payable had the Series D Convertible Preferred Stock been converted into shares of our common stock. No dividends shall be authorized, declared, paid or set apart for payment on any class or series of our stock ranking, as to dividends, on a parity with or junior to the Series C Convertible Preferred Stock for any period unless full cumulative dividends have been, or contemporaneously are, authorized, declared, paid or set apart in trust for such payment on the Series C Convertible Preferred Stock. In addition, as long as a majority of the 10,434 shares of our Series C Convertible Preferred Stock are outstanding, we cannot declare or pay any dividend or other distribution with respect to any equity securities without the affirmative vote of holders of at least 50% of the outstanding shares of Series C Convertible Preferred Stock.

(d)	Securities Authorized for Issuance under Equity Compensation Plans - The equity compensation plan information contained in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period October 1, 2011 to March 15, 2012, we issued options and warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

•

On November 14, 2011, we issued a warrant to each of two investors who agreed to extend loans to us totaling $700,000. The warrants have five year terms and are exercisable at $0.25 per share to purchase an aggregate of 350,000 shares of our common stock. The warrants were vested in full at issuance.

•

On November 21, 2011, we issued a warrant to each of three Board of Director members. The warrants have terms of ten years and are exercisable at $0.25 per share to purchase an aggregate of 9.5 million shares of our common stock. The warrants were vested in full at issuance.

•

On December 12, 2011, we issued three stock options allowing the purchase of 500,000 shares each of our common stock to a consultant in exchange for corporate financing services. The options were vested in full at issuance and have term of one year. One option is exercisable at $0.25 per share, the second at $0.35 per share, and the third option at $0.45 per share.

•

On December 13, 2011, we issued a warrant to an investor who agreed to extend a loan of $100,000 to us. The warrant had a five year term and is exercisable at $0.25 per share to purchase 50,000 shares of our common stock. The warrant was vested in full at issuance.

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

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes forward-looking statements, the realization of which may be affected by certain important factors discussed previously above under Item 1A, “Risk Factors.”

OVERVIEW

CompCare manages the delivery of a continuum of behavioral healthcare, substance abuse, and psychotropic drug management services to commercial, Medicare, Medicaid, and CHIP members on behalf of health plans. Our managed care operations include at-risk contracts, administrative service agreements, and fee-for-service agreements. The customer base for our services is primarily health plans that contract with governmental entities. Our clinical services are provided by unrelated contracted providers on a fee for service or subcapitated basis.

Recent Developments

Rate Increase – Major Contract

On March 5, 2012, we entered into an amendment of our major Puerto Rico contract which provided approximately 68% of our operating revenue during 2011 and under which we provide mental health, substance abuse treatment, and pharmacy management services. Pursuant to the amendment, the original contract term was extended to December 31, 2012 and the current contract rate for pharmacy management services was increased by approximately 11% effective January 1, 2012.

Increase in Authorized Common Shares

Effective January 13, 2012, we increased the number of authorized shares of our common stock that we may issue from 200,000,000 to 500,000,000, based on an affirmative vote by written consent of a majority of our shareholders held in November 2011.

New Business

On March 1, 2012, we began supplying behavioral health services on an at-risk basis to approximately 7,000 members of a Texas health plan that serves Medicaid and CHIP beneficiaries.

Effective January 1, 2012, we began providing behavioral health services integrated with a specialized pharmacy management program for psychotropic drugs to approximately 39,000 members of a Medicare Advantage population serviced by a health plan in the states of Missouri and Washington. Services will be provided on an at-risk basis.

Pharmaceutical Drug Management Initiative

We have recently launched an effort to expand our drug management program. We will offer to manage on an at-risk basis prescription drugs dispensed to members of health plans. We believe we can reduce drug costs for our clients that utilize our program.

New President

On November 6, 2011, our Board of Directors approved the appointment of Robert R. Kulbick, age 63, to serve as President of the Company. Although Mr. Kulbick has not entered into a written employment agreement with the Company, it is intended that he will receive an initial salary of $300,000 per year. In connection with his hiring, Mr. Kulbick also received a stock option to purchase 300,000 shares of the Company’s common stock and a $50,000 signing bonus. Mr. Kulbick will report to the Chairman and Chief Executive Officer, Clark A. Marcus.

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

NCQA Accreditation

We received notice in October 2011 that CBC had earned a three-year Full Accreditation by the NCQA. According to NCQA guidelines, a three-year Full Accreditation is the highest rating that can be achieved and is granted only to those organizations that meet NCQA’s rigorous standards for continuous quality improvement. NCQA accreditation is required by several of our client contracts and is frequently an important consideration to our prospective clients. CBC’s accreditation extends until October 2014.

Financial Performance Summary

RESULTS OF OPERATIONS 2011 AS COMPARED TO 2010.

Revenues.

•

At-risk behavioral health contracts. Operating revenues from at-risk contracts increased by 49.3%, or $11.6 million, to $35.1 million for 2011 compared to $23.5 million for 2010. The increase is primarily attributable to the addition of two major customer contracts during the fourth quarter of 2010 that accounted for $16.8 million in revenue in 2011, as well as additional business from a previously existing customer of approximately $1.6 million. This was offset by the loss of two major customers that accounted for $6.3 million in 2010.

•

ASO contracts. Revenue from ASO contracts increased by 22.5%, or approximately $0.5 million, to $2.8 million for 2011, due primarily to the addition of one significant ASO contract in 2011 with revenues of approximately $0.3 million, and additional business from a previously existing ASO client with increased revenues of approximately $0.6 million.

•

Pharmacy management contracts. Pharmacy revenue increased to $33.3 million for 2011 from $9.4 million 2010, primarily attributable to the Puerto Rico pharmacy contract that started September 18, 2010, which integrates psychotropic drug management services with traditional behavioral managed care.

Costs of revenues.

•

Claims costs, at-risk behavioral health contracts. Claims costs increased by approximately 56.9%, or $10.2 million, for, 2011 as compared to 2010, due to the addition of additional revenues discussed above. Claims costs as a percentage of at-risk revenues increased to 80.4% for 2011 as compared to 76.5% for 2010 due to increased utilization of services in 2011.

•

Pharmacy drug costs. Pharmacy costs of $33.9 million for 2011 relates to behavioral prescription drugs primarily attributable to the new contract in Puerto Rico. Pharmacy costs as a percentage of pharmacy revenue was 101.8% for 2011 compared to 101.5% for 2010 due to higher than expected drug prices that were unrecoverable from premiums.

•

Other healthcare operating costs. Other healthcare operating costs, which consist of the costs of care administration, such as salaries, employee benefits and external medical case review fees, increased in 2011 by 46.1%, or approximately $2.7 million, due primarily to costs associated with contracts added in 2011. Other healthcare operating costs as a percentage of total operating revenues was 12.2% for 2011 compared to 16.8% for 2010 due to the benefit of economies of scale from higher operating revenues.

•

Contract loss allowance. Our review of contracts for premium deficiencies identified our Louisiana contract, which accounted for 4.8% of our operating revenues during the year ended December 31, 2011, as a contract for which it is probable that a loss will be incurred during the remaining contract term. We have submitted a request for a rate increase accompanied by supporting utilization data. No assurance can be given that such rate request will be granted. Based on available information, we have estimated the loss at $450,000 and established an allowance for the loss on our consolidated balance sheet at December 31, 2011.

•

General and administrative expense. General and administrative expense decreased $0.6 million to $11.3 million in 2011 from $11.9 million in 2010 due primarily to a reduction of $1.5 million in salaries and benefits and a $0.7 million decrease in legal fees due to settled legal matters, offset by a $0.9 million increase in stock-based compensation expense. General and administrative expense as a percentage of total operating revenue decreased to 15.8% for 2011 from 33.8% for 2010 due to the benefits of economies of scale gained from higher operating revenue.

Interest Expense. Interest expense, excluding amortization of debt discount, increased by approximately $100,000 in 2011 compared to 2010 due to an increase in the weighted average amount of debt financings from $5.9 million in 2010 to $6.5 million in 2011. The effective interest rate, excluding amortization of debt discount, for both 2011 and 2010 was approximated 16.9%.

Income taxes. See Note 9 to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During 2011, net cash increased by $269,000. Company operations resulted in a net outflow of cash of approximately $4.0 million. Cash provided by financing activities consists primarily of approximately $1.0 million in net proceeds from the issuance of common stock, and approximately $4.0 million in proceeds from the issuance of note obligations, offset by approximately $0.4 million in debt repayments.

At December 31, 2011, we had a working capital deficiency of approximately $25.5 million, including $2.5 million of debt that was past due and, therefore, in default, and a stockholders’ equity deficiency of approximately $16.5 million resulting from a history of operating losses. In their report on our 2011 financial statements, our auditors indicated that these conditions raise substantial doubt as to our ability to continue as a going concern.

We expect that with our existing customer contracts, plus the addition of new contracts we are close to obtaining through our marketing efforts, including the launch of our new pharmacy management programs (see GROWTH STRATEGY under Item 1, above), and the expected continuing financial support from our major stockholders and bond holders, that we will be able to improve our cash flows and operating results and sustain current operations over the next year. We are looking at various alternative or additional sources of financing if operations cannot support our ongoing plan. Nevertheless, there can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that our stockholders and bond holders will continue to provide financial support. Although subject to the risks and uncertainties discussed previously in Item 1A “Risk Factors” and in the following paragraph, management believes that our current cash position plus the expected continued support of our major stockholders and bond holders will likely be sufficient to meet our current levels of operations. However, failure to obtain sufficient debt or equity financing, or any required support from our stockholders and bond holders, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2012 would adversely affect our ability to achieve our business objectives and continue as a going concern.

The United States and other parts of the world have been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability, and uncertainty about the effects of prospective U.S. government action on healthcare all of which are likely to continue to have far-reaching effects on economic activity for an indeterminate period. The effects and probable duration of these conditions on our future operations and positive cash flows, including our ability to obtain continued support from our major stockholders and lenders, cannot be estimated at this time.

Sources of liquidity. Our primary source of liquidity on an on-going basis consists of the monthly capitation payments we receive from our clients for providing managed care services. Based on historical experience, there is considerable reliability to be expected from these continuing contracts. However, the expiration of existing contracts or commencement of new contracts may cause our operational cash flow to vary significantly.

Company operations during 2011 resulted in a net outflow of cash of approximately $4.0 million. Cash inflows were provided by financing activities consisting of the sale of unregistered common stock of approximately $1.0 million plus $4.0 million in new borrowings. Our ability to continue to borrow funds on an unsecured basis or on a secured basis is unknown, as well as our ability to sell our common stock in private placements. With the exception of contracted maturities of debt, there are no other known future liquidity commitments or events.

Our external sources of funds consist primarily of borrowings, and the use and sale of our unregistered common stock as a form of liquidity. Each are described below.

Borrowings. We have used on an as-needed basis unsecured loans from individuals and companies to meet on-going working capital needs. The duration of the borrowings has ranged from one week to three years, with stated interest rates ranging from 7% to 24%. Certain of the loans have contained features such as the ability to convert all or a portion of the loan into our common stock, or have had a warrant for the purchase of our common stock issued in conjunction with the loan, or both. During the twelve months ended December 31, 2011, we obtained approximately $4.0 million in loans to fund our operations. Repayments of $401,000 were made during 2011, which were funded from cash generated from operations and new borrowings. Future repayments are expected to be made from similar sources.

A further source of liquidity via borrowing is the renegotiation of a portion of our convertible subordinated debentures that were due in full on April 15, 2010. We were not able to repay the debentures on the due date, but as of February 29, 2012, have converted approximately $1.7 million, or 76%, of the outstanding debentures to three-year senior promissory notes with a fixed interest rate of 10%. In connection with issuing the senior promissory notes, we also issued warrants to purchase an aggregate of approximately 7.0 million shares of our common stock, each exercisable at a price of $0.25 and with a five year term.

Sales of common stock. We periodically sell our unregistered common stock in private placements. The funds from such sales have been used for working capital purposes. During the twelve months ended December 31, 2011, we raised approximately $1.0 million through the sale of our common stock.

Use of common stock and warrants to purchase common stock in lieu of cash. Certain vendors and note holders have accepted our common stock and warrants as payment for services, interest and debt. During the twelve months ended December 31, 2011, we avoided cash outlays of approximately $262,000 for services, interest and debt repayment by issuing our common stock or warrants to purchase common stock.

Our business model does not require us to make extensive investments in or use of capital resources.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011 and 2010, the Company did not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of our consolidated financial statements requires us to make significant estimates and judgments to develop the amounts reflected and disclosed in the consolidated financial statements. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe our accounting policies specific to our revenue recognition, accrued claims payable, premium deficiencies and claims expense, goodwill, and income taxes are critical to the preparation of our consolidated financial statements.

Revenue recognition. The majority of our managed care activities are performed under at-risk arrangements pursuant to terms of agreements primarily with health plans to provide contracted behavioral healthcare and pharmacy management services to subscribing members. For the years ended December 31, 2011 and 2010, such agreements accounted for approximately 96%, or $68.4 million and 94%, or $32.9 million, respectively, of our revenue. Revenue under these agreements is earned continuously over time regardless of services actually provided and, therefore, is recognized monthly based on the number of qualified members. The information regarding qualified members is supplied by our clients, and we review member eligibility records and other reported information to verify its accuracy and determine the amount of revenue to be recognized. The remaining balance of our revenues is earned and recognized as services are delivered on a non-risk basis.

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

Accrued claims payable. Claims expense, a major component of cost of revenue, is recognized in the period in which an eligible plan member actually receives services and includes a provision for claims incurred but not reported (“IBNR”). We contract with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive the service, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees, if required. If all of these requirements are met, the claim is entered into our claims system for payment.

The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims IBNR. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last two years.

Our unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimates would increase claims expense and could adversely affect our ability to achieve and sustain improvements in profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that our unpaid claims liability is adequate.

Whenever we believe it is probable that a future loss will be incurred under our managed care contracts based on a perceived contractual premium deficiency, and we expect to be unable to cancel our obligation or renegotiate, and the amount of the loss can be reasonably estimated, we also provide for such expected losses. We perform this loss accrual analysis on a contract-by-contract basis by taking into consideration various factors such as future contractual revenue, estimated future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The estimated future healthcare and maintenance costs are based on historical trends and expected future cost increases. Our analysis at December 31, 2011 identified one contract for which it is probable that a loss will be incurred during the remaining contract term. Based on available information, we have estimated the loss at $450,000 and established an allowance for the loss on our consolidated balance sheet. At December 31, 2010, no contract loss allowance for future periods was necessary.

Accrued claims payable consists primarily of amounts established for reported claims and IBNR claims, which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving an initial range of estimates, we use an industry accepted actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. Authorization data, utilization statistics, calculated completion percentages and qualitative factors are then combined with the initial range to form the basis of management’s best estimate of the accrued claims payable balance. However, estimating IBNR claims involves a significant amount of judgment by our management. The following are the principal factors that would have an impact on our future operations and financial condition:

•	Changes in the number of employee plan members due to economic factors;

•	Other changes in utilization patterns;

•	Changes in healthcare costs;

•	Changes in claims submission timeframes by providers;

•	Success in renegotiating contracts with healthcare providers;

•	Occurrence of catastrophes;

•	Changes in benefit plan design; and

•	The impact of present or future state and federal regulations.

The accrued claims payable ranges were between $13.9 and $14.1 million at December 31, 2011 and between $8.1 and $8.3 million at December 31, 2010. Based on the information available, we determined our best estimate of the accrued claims liability to be $14.0 million and $8.3 million at December 31, 2011 and 2010 respectively. Our accrued claims liability at December 31, 2011 and 2010 includes approximately $7.3 million and $3.4 million, respectively, of submitted and approved but unpaid claims, $6.2 million and $4.9 million for IBNR claims, respectively, and $0.5 million and $0, respectively, of contract loss allowance. A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at December 31, 2011 could increase our claims expense by approximately $132,000. Actual claims incurred could differ from estimated claims accrued.

During 2011, we reversed our remaining claims amounts of approximately $0.8 million related to two contracts which were terminated in 2008 and for which no additional claims submission was expected. We also decreased our prior year claims expense by $0.5 million for one major contract in Puerto Rico which started in the third quarter of 2010. The adjustment was primarily due to the lack of claims payment history.

Reduction of prior year claims expense in 2010 was primarily due to the reversal of $1.4 million of claims expense for an expired contract due to a legal settlement.

Except for the reasons as described above, the adjustment of prior year claims expense resulted from changes in utilization patterns and changes in claim submission timeframes by providers. We consider these changes in claims expenses to be immaterial when compared to the total claims expenses incurred in prior years.

Goodwill. We evaluate the amount of our goodwill at least annually, typically in the fourth quarter of our fiscal year. For 2011, we began our evaluation with a qualitative assessment of our managed care business, which is the reporting unit to which goodwill relates. Our assessment examined various indicators, primarily historical operating results, cash flows, and revenue trends, and resulted in a determination that it was more likely than not that our goodwill was impaired. To further confirm or invalidate this initial conclusion, we then proceeded to perform a quantitative analysis that calculates a fair value of the reporting unit which is then compared to the estimated fair values of our assets and liabilities. We used two methods to obtain a reporting unit fair value, a market approach and an income approach, with each heavily dependent upon management’s assumptions. The market approach calculates a fair value by multiplying the estimated value of our common stock by the quantity of shares outstanding. The income approach utilizes a discounted cash flow model to estimate the fair value of the reporting unit by discounting future cash flows derived from forecasted revenues, expenses, capital expenditures. The discount rate or weighted average cost of capital incorporates both market and company-specific risk premiums determined by management. We further reduced the initial result of the income approach by 50% to reflect our current financial uncertainty. We compared the estimates of the reporting unit’s fair value produced by the market approach and the income approach to the net estimated fair values of our assets and determined that the implied value of goodwill was in excess of our recorded amount of goodwill. Accordingly, management concluded there was no impairment adjustment required. To evaluate the sensitivity of our fair value calculations, we applied a hypothetical 10% decrease to the reporting unit fair values we initially calculated and again concluded that our goodwill is not impaired. If management’s estimates of common stock value, future earnings, cash flows, and discount rates differ significantly from those used in our calculations, future impairment charges to goodwill may be required.

Income taxes. Computing our provision for income taxes involves significant judgment and estimates particularly in relation to the determination of a valuation allowance for deferred tax assets (primarily from net operating loss carryforwards) and, to a lesser extent, uncertain income tax positions. See Note 9 to our consolidated financial statements.

Stock-based compensation. We issue various stock-based compensation awards to our employees and members of our Board of Directors. We account for the awards in accordance with ASC 718 “Compensation – Stock Compensation” and measure compensation cost for stock options at fair value on the grant date and recognize compensation cost on a straight-line basis over the service period for those options expected to vest. We use the Black-Scholes option pricing model, which requires us to use certain variable assumptions for input, to calculate the fair value of a stock award on the grant date. These assumptions, which are set forth in Note 2 to our consolidated financial statements variables include the expected volatility of our stock price, award exercise behaviors, the risk free interest rate, and expected dividends. We use significant judgment in estimating expected volatility of the stock, exercise behavior and forfeiture rates developing our assumptions as follows:

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

Risk-free interest rate

We estimate the risk-free interest rate by reference to the interest rate for a U.S. Treasury constant maturity security with the same estimated term as the stock based award being issued.

Expected dividends No dividends are expected to be paid for the expected life of the instruments, therefore, we assume a dividend rate of zero.

RECENT ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements have been issued that are not yet effective and have not been early adopted that we believe will have a significant effect on our consolidated financial in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material exposure to changing interest rates as the interest rates on our short term and long-term debt are fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes and our investments are generally limited to cash deposits.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comprehensive Care Corporation

We have audited the accompanying consolidated balance sheets of Comprehensive Care Corporation and Subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity deficiency, and cash flows for each of the two years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Care Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 7 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated sufficient cash flows from operations to fund its working capital requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

March 30, 2012

Clearwater, Florida

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$832	$563
Accounts receivable	834	20
Other	699	410

	2,365	993

Property and equipment, net	392	782
Goodwill	12,150	12,150
Other intangible assets, net of accumulated amortization of $1,560 and $1,053, respectively	28	535
Other	381	250

	$15,316	$14,710

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
Current liabilities:
Notes payable	$2,670	$2,584
Current portion of long term debt	2,467	965
Accounts payable	1,323	855
Accrued claims payable	14,036	8,270
Other accrued expenses	7,399	6,650

	27,895	19,324

Long-term liabilities:
Long-term debt, net of current portion	3,903	1,516
Customer deposit and other	—	611

Total long-term liabilities	3,903	2,127

Total liabilities	31,798	21,451

Stockholders’ equity deficiency:
Preferred stock, $50.00 par value, noncumulative:
Series C Convertible, 14,400 shares authorized; issued and outstanding 10,434 and 14,400 shares	522	720
Other series; 981,260 shares authorized; none issued	—	—
Common stock, $0.01 par value; authorized shares: 200,000,000, issued and outstanding: 59,251,836 and 54,359,784, respectively	592	544
Additional paid-in capital	25,455	20,958
Deficit	(43,051)	(28,963)

Total stockholders’ equity deficiency	(16,482)	(6,741)

	$15,316	$14,710

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010
Revenues:
Managed care	$71,210	$35,185
Other	—	29

	71,210	35,214

Costs and expenses:
Costs of revenues	71,257	33,613
General and administrative	11,291	11,930
Depreciation and amortization	839	769

	83,387	46,312

Operating loss	(12,177)	(11,098)

Other income (expense):
Interest expense, including amortization of debt discount of $753 and $574	(1,853)	(1,585)
Other non-operating income, net	19	2,442

Loss before income taxes	(14,011)	(10,241)
Income taxes	77	229

Net loss	(14,088)	(10,470)
Net loss attributable to non-controlling interest in subsidiary	—	44

Net loss attributable to common stockholders	$(14,088)	$(10,426)

Basic loss per share	$(0.25)	$(0.23)

Weighted average common shares outstanding:	57,031	46,156

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY DEFICIENCY

(Amounts in thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN		NON-CONTROLLING	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	DOLLARS	SHARES	DOLLARS	CAPITAL	DEFICIT	INTEREST	DEFICIENCY
Balances, January 1, 2010	14	$720	39,869	$399	$14,814	($19,078)	$322	($2,823)
Net loss	—	—	—	—	—	(10,426)	(44)	(10,470)
Shares issued in connection with private transactions	—	—	5,800	58	1,392	—	—	1,450
Conversion of note payable to common stock	—	—	6,286	63	2,137	—	—	2,200
Compensatory stock issued to employees	—	—	2,200	22	132	—	—	154
Compensatory stock issued to non-employee directors	—	—	1,250	13	75	—	—	88
Stock issued in exchange for consulting services	—	—	555	5	131	—	—	136
Warrants issued to employees	—	—	—	—	524	—	—	524
Warrants and/or options issued to non-employees for services	—	—	—	—	119	—	—	119
Warrants issued in connection with debt financings	—	—	—	—	1,107	—	—	1,107
Shares issued in lieu of cash interest payment	—	—	500	5	82	—	—	87
Warrants issued to client	—	—	—	—	917	—	—	917
Purchase of non-controlling interest	—	—	—	—	(170)	—	(278)	(448)
Sale of a subsidiary	—	—	(2,100)	(21)	(480)	541	—	40
Issuance of stock options	—	—	—	—	178	—	—	178

Balances, December 31, 2010	14	$720	54,360	$544	20,958	(28,963)	—	(6,741)
Net loss	—	—	—	—	—	(14,088)	—	(14,088)
Shares issued in connection with private transactions	—	—	3,933	39	979	—	—	1,018
Stock issued to non-employees for consulting services	—	—	250	2	44	—	—	46
Warrants issued to employees	—	—	—	—	1,666	—	—	1,666
Warrants and/or options issued to non-employees for services	—	—	—	—	145	—	—	145
Warrants issued in connection with debt financings	—	—	—	—	200	—	—	200
Beneficial conversion in connection with debt financings	—	—	—	—	192	—	—	192
Conversion of Series C preferred stock to common stock	(4)	(198)	1,254	13	185	—	—	—
Reacquisition and cancellation of common stock	—	—	(545)	(6)	(144)	—	—	(150)
Issuance of stock options	—	—	—	—	1,230	—	—	1,230

Balances, December 31, 2011	10	$522	59,252	$592	$25,455	($43,051)	—	($16,482)

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(14,088)	$(10,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	839	769
Bad debts	9	—
Loss from debt extinguishment	—	18
Write-off of property	119	—
Discount amortization on notes payable	753	574
Non-controlling interest	—	(44)
Interest paid with common stock	—	87
Stock-based compensation	3,005	2,133
Changes in assets and liabilities:
Accounts receivable	(823)	(16)
Other current assets	93	1
Other assets	(131)	5
Accounts payable	472	260
Accrued claims payable	5,766	3,568
Other accrued expenses	(23)	116

Net cash used in operating activities	(4,009)	(2,955)

Cash flows from investing activities:
Acquisition of non-controlling interest in subsidiary	—	(135)
Purchase of property and equipment	(39)	(294)

Net cash used in investing activities	(39)	(429)

Cash flows from financing activities:
Net proceeds from sale of common stock	1,018	1,450
Debt issuance costs	(150)	—
Proceeds from borrowings	4,000	3,635
Repayment of debt	(401)	(1,832)
Retirement of common stock	(150)	—

Net cash provided by financing activities	4,317	3,253

Net increase (decrease) in cash	269	(131)
Cash at beginning of period	563	694

Cash at end of period	$832	$563

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	512	351

Income taxes	204	109

Non-cash investing and financing activities:
Property acquired directly with proceeds of capital leases	37	424

Conversion of Series C preferred to common stock	198	—

Conversion of notes payable and related accrued interest to common stock	—	2,200

Options and warrants issued for outside services	274	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Comprehensive Care Corporation and its wholly owned subsidiaries, which include Comprehensive Behavioral Care, Inc. (“CBC”) and Core Corporate Consulting Group, Inc. (“Core”), each with their respective subsidiaries (collectively referred to herein as, the “Company,” “CompCare,” “we”, “us,” or “our”) .

Nature of operations:

We provide managed care services in the behavioral health, substance abuse, and psychotropic pharmacy management fields for commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members primarily on behalf of health plans. We also provide behavioral pharmaceutical management services for two health plans in Puerto Rico. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided by unrelated vendors on a subcontract basis.

The majority of our managed care activities are performed under at-risk arrangements pursuant to terms of agreements with health plans to provide contracted behavioral healthcare and pharmacy services to subscribing members. For the years ended December 31, 2011 and 2010, such agreements accounted for 96%, or $68.4 million, and 94%, or $32.9 million, respectively, of our revenue. We include cost sharing/cost savings provisions in certain agreements with health plans whereby we share in the additional cost or cost savings when comparing actual claims costs to the estimated claims costs incorporated into the contract’s pricing. We contract with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive the service, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees.

We also manage the psychotropic drug benefit under certain behavioral health contracts for certain health plans’ subscribing members and are responsible for the cost of drugs dispensed. In accordance with the contracts, the health plan’s pharmacy benefit manager (“PBM”) performs drug price negotiation and claims adjudication.

Going concern basis:

The consolidated financial statements are prepared on the basis that the Company will continue its operations as a going concern. As a result of certain conditions described in Note 7, our ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth also in Note 7, and is subject to significant uncertainty. Except for the consideration in determining the valuation allowance for deferred tax assets from net operating loss carryforwards (Note 9), the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRINCIPLES OF CONSOLIDATION

The Company has elected to not adopt the option available under United States generally accepted accounting principles (“GAAP”) to measure any eligible financial instruments or other items at fair market value at this time. Accordingly, the Company measures all of its assets and liabilities on the historical cost basis of accounting, except as otherwise required by GAAP.

Inter-company accounts and transactions have been eliminated in consolidation. Certain minor reclassifications of prior period amounts have been made to conform to the current year presentation.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts. Actual results could differ from these estimates. Estimates involved in the determination of accrued claims payable, including incurred but not reported, are considered by management as particularly susceptible to material change in the next year. Other significant estimates relate to stock based compensation, valuation of warrants and beneficial conversion features.

ACCOUNTS RECEIVABLE

Accounts and notes receivable are carried net of an allowance at their estimated collectible value. Since customer credit is generally extended on a short-term basis, accounts receivable do not bear interest and are uncollateralized. We manage credit risk and determine necessary allowances by evaluating customers’ credit worthiness before extending credit and periodically for collectability, based primarily on customers’ past credit history and current financial conditions and general economic conditions, results of prior collection efforts, the relative strength of our relationship therewith and, in the event of a dispute, its legal position and the estimated cost of proposed collection proceedings. Management has not established a policy for when to charge off uncollectible accounts receivable or to use external collection agencies and makes such decisions on a case-by-case basis. The maximum losses that the Company would incur if a customer failed to pay would be limited to the carrying value of the receivable after any related allowances provided.

PROPERTY AND EQUIPMENT

Property and equipment (Note 3) is stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives ranging from 2 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

ACCRUED CLAIMS PAYABLE

Accrued claims payable includes losses under our managed care contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated and estimated amounts for claims incurred but not yet reported (“IBNR”) to us. We perform this loss accrual analysis on a contract-by-contract basis taking into consideration such factors as future contractual revenue, estimated future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. Future healthcare and maintenance costs are estimated based on historical trends and expected future cost increases.

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

On a quarterly basis, we perform a review of our portfolio of contracts for the purpose of identifying loss contracts (as defined in Accounting Standards Codification (“ASC”) 944-60, “Premium Deficiency and Loss Recognition”) and developing a contract loss allowance, if applicable, for succeeding periods. Our review at December 31, 2011 identified one contract for which it is probable that a loss will be incurred during the remaining contract term. We have submitted a request for a rate increase accompanied by supporting utilization data. No assurance can be given that such rate request will be granted. Based on available information, we have estimated the loss at $450,000 and established an allowance for the loss on our consolidated balance sheet. At December 31, 2010, no contract loss allowance for future periods was necessary.

FAIR VALUE MEASUREMENTS

The carrying amounts of cash, accounts receivable and accounts payable approximate their estimated fair value due to the short-term nature of these instruments. Since our other financial liabilities are not traded in an open market, we generally use a present value technique, which is a level 3 input, as defined in GAAP, to measure the estimated fair value of these financial instruments, except for valuing stock options and warrants (see below). The rate used for discounting expected cash flows is a risk-free rate adjusted for systematic and unsystematic risk.

The carrying amounts and estimated fair values of these financial instruments (all are liabilities) at December 30, 2011 and 2010, are as follows (in thousands):

	December 31
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Promissory notes	$2,920	$2,908	$2,750	$2,834
Zero-coupon promissory notes	230	225	230	225
Debentures	549	557	579	554
Senior promissory notes	1,759	1,786	1,727	1,653
Long-term promissory notes	3,600	3,649	—	—
Less Unamortized discount	(361)	—	(719)	—

Net liabilities	$8,697	$9,125	$4,567	$5,266

REVENUE RECOGNITION

Revenue under our agreements to provide contracted behavioral healthcare and pharmacy management services to subscribing members is earned continuously regardless of services actually provided and, therefore, recognized monthly based on the number of qualified members. The information regarding qualified members is supplied by our clients, and we review member eligibility records and other reported information to verify its accuracy and determine the amount of revenue to be recognized. In some cases, we may adjust our monthly revenue periodically as claims data becomes available to permit a comparison of actual claims costs to targeted claims costs, for example, as a result of unforeseen variations in utilization. Similar to our other at-risk arrangements, pharmacy drug management revenue is recognized monthly as it is earned at a contracted rate per eligible member. All other service revenues are on a non-risk basis and earned and recognized as services are provided.

COSTS OF REVENUES

Costs of revenues consist of three major components: claims expense, pharmacy expense and healthcare operating expense. Claims expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported.

We also incur pharmacy expense under the contracts for which we manage the psychotropic drug benefit. Pharmacy expense is recognized in the period in which an eligible member actually receives psychotropic medications. The health plan’s PBM periodically reports the cost of drugs used, which is subtracted from our pharmacy management premium to yield a net payment to us or payment to the health plan, depending on actual drug usage. Healthcare operating expenses are any expenses associated with care administration, which are recognized in the period that they incur.

LEGAL DEFENSE COSTS

We accrue an estimate of incurred legal defense costs in connection with pending disputes and litigation matters as part of our estimated minimum probable losses (see Note 7c).

INCOME TAXES

We are subject to the income tax jurisdictions of the U.S., Puerto Rico and multiple state tax jurisdictions. However, our provisions for income taxes for 2011 and 2010 include only state income taxes (see Note 9).

Management has evaluated our tax positions taken or to be taken on income tax returns that remain subject to examination (i.e., tax years 2008 and thereafter federally), and has concluded that there have been no uncertain tax positions (as defined in GAAP) taken that require recognition or disclosure in the consolidated financial statements. In the event of any income tax-related interest or penalties are incurred, they would be included in general and administrative expense.

STOCK OPTIONS AND WARRANTS

We grant stock options and warrants (see Note 8) to our employees, non-employee directors, note holders and certain consultants and clients allowing them to purchase our common stock pursuant to approved terms. The estimated value of the warrants issued with debt instruments is recorded as a discount on notes payable and amortized as interest expense over the term of the notes using the effective interest method.

We use a Black-Scholes valuation model to estimate the fair value of options and warrants on the measurement date and for determining the allocation of the relative values of debt and warrants. In applying the model, we use level 3 inputs, as defined by GAAP, consisting of historical data and management judgment to estimate the expected terms of the instruments. Expected volatility is based on the historical volatility of our traded stock. We do not expect to pay dividends for the period of the expected life of the instruments, and therefore we assume no expected dividend. The assumed risk-free rates used are based on the U.S. Treasury yield curve with the same expected terms as those of the equity instruments at the time of grant.

The following table lists the assumptions utilized in applying the Black-Scholes valuation model for options and warrants.

	2011	2010

Expected volatility	160%	160%
Expected life (in years) of options	1-10	5
Expected life (in years) of warrants	3-10	3-5
Risk-free interest rate range, options	0.10-2.03%	1.49%
Risk-free interest rate range, warrants	0.62-1.97%	0.62-1.85%
Expected dividend yield	0%	0%

PER SHARE DATA

For the periods presented, since losses would produce anti-dilution, no diluted loss per common share is presented. The following table sets forth the computation of basic loss per common share (amounts in thousands, except per share data):

	December 31,
	2011	2010

Numerator:
Net loss attributable to common stockholders	$(14,088)	$(10,426)

Denominator:
Weighted average common shares	57,031	46,156

Basic loss per share attributable to common stockholders	$(0.25)	$(0.23)

NOTE 3 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at December 31 (amounts in thousands):

	2011	2010

Furniture and equipment	$1,591	$1,641
Leasehold improvements	118	135
Capitalized leases	474	573

	2,183	2,349
Less accumulated depreciation and amortization	(1,791)	(1,567)

	$392	$782

NOTE 4 — OTHER INTANGIBLE ASSETS

Intangible assets other than goodwill are composed of our customer contracts, provider network, and accreditation. We use a straight-line method to amortize these assets over their estimated lives, which approximates three years. Annual amortization for 2011 and 2010 was $507,000, and the remaining balance will amortize in 2012.

NOTE 5 — NOTES PAYABLE

Notes payable consists of the following as of December 31 (amounts in thousands):

	2011	2010
Note holders unrelated to the Company:
10% convertible promissory note due May 2012 (1)	$50	$50
7% and 10% convertible promissory notes due March 2012 (2)	150	150
24% convertible promissory notes issued with detachable warrants	—	100
Zero-coupon convertible promissory note due February 2012 (3)	230	230
24% promissory note due January 2012 (4)	90	—
14% promissory note due January 2012 (5)	200	—
9% promissory note (6)	—	250
Other	21	—

Total Notes Payable to unrelated parties	$741	$780

Related party note holders:
24% convertible promissory notes issued with detachable warrants and no specified maturity date (7)	2,000	2,000
Less unamortized discount	(71)	(196)

Total Notes Payable	$2,670	$2,584

(1)	This note was renewed in May 2011. As consideration for the renewal of the note now due in May 2012, detachable warrants to purchase 25,000 shares of our common stock at $0.25 per share were issued. The warrants were vested upon issuance and have a three-year term.
(2)	During 2011, each of these two notes was renewed for additional one-year terms. For the renewal of one note, we issued a three-year warrant for the purchase of 25,000 shares of our common stock at an exercise price of $0.25.
(3)	Represents a zero-coupon convertible promissory note issued to an unrelated individual in exchange for net proceeds of $200,000. The note has been renewed several times since February 2010. The note holder may elect to convert all or a portion of the face value of the note into our common stock at a conversion price of $0.25 per share. For 2011 and 2010, approximately $205,000 and $99,000 of interest expense was recognized related to the accretion to its carrying value. At the note’s maturity in November 2011, it was replaced by a new note of similar terms with a face value of $230,000 and a maturity date in February 2012.
(4)	In April 2011, we issued to a stockholder a $100,000 promissory note bearing interest at 24% per annum. At the loan’s maturity date in June it was renewed to October 2011 and was again renewed at the October maturity date until January 1, 2012. We made a principal payment of $10,000 in December 2011, and on January 3, 2012, renewed the note for another three month term at the same interest rate.
(5)	In December 2011, we issued a $200,000 promissory note to an unrelated individual bearing interest at 14%. The note and any unpaid interest thereon may be converted at any time during its term into our common stock at $0.25 per share. At maturity, we repaid $100,000 and executed a new note at 14% maturing April 30, 2012 for the remaining $100,000.
(6)	In August 2011, the note holder agreed to a long-term repayment plan as described in paragraph (3) of Note 6, and accordingly, the obligation, which was originally payable on demand, was transferred to long-term debt.
(7)	This convertible promissory note payable to a major stockholder bears interest annually at 24%, payable quarterly in arrears. The principal and accrued but unpaid interest may be converted at any time prior to maturity into our common stock at a conversion price of $0.25 per share. In conjunction with the loan, the note holder received warrants to purchase an aggregate of 1,000,000 shares of our common stock at $0.25 per share. The warrants were vested upon issuance and have a five-year term. The note was not repaid on its maturity date of June 4, 2011. While negotiating for a resolution with the note holder, we continue to accrue interest at the rate of 24%. As of December 31, 2011, interest of approximately $777,000 was due and not yet paid. For 2011 and 2010, we recognized approximately $648,000 and $458,000 of interest expense, respectively.

NOTE 6 — LONG-TERM DEBT, NET OF CURRENT PORTION

Long-term debt consists of the following as of December 31 (amounts in thousands):

	2011	2010
Note holders unrelated to the Company:
7 1/2% convertible subordinated debentures due April 2010, interest payable semi-annually in April and October (1)	$549	$579
10% senior promissory notes due April 2012, interest payable semi-annually in April and October (2)	1,738	1,727
8 1/2% convertible note due August 2011, interest payable monthly (3)	—	200
10% note due in equal monthly principal installments plus interest (3)	430	—
14% convertible notes due February 2013, interest payable quarterly (4)	1,800	—
14% convertible notes due May 2013, interest payable quarterly (5)	700	—
14% convertible notes due June 2013, interest payable quarterly (6)	100	—
Capitalized lease obligations (7)	343	498

	5,660	3,004

Related party note holders:
14% note due May 2013, interest payable quarterly (8)	1,000	—
Less unamortized discount	(290)	(523)

	6,370	2,481
Less current portion	(2,467)	((965)

	$3,903	$1,516

(1)

Represents our 7 1/2% convertible subordinated debentures that matured on April 15, 2010 and had not been repaid or exchanged for senior notes. These remaining outstanding debentures are convertible into 12,470 shares of common stock at a conversion price of $44.02 per share. Except for their classification among current liabilities, we are not able to estimate the financial effect resulting from the state of default with respect to the debentures held by the remaining bond holders (Note 7b).

(2)	During 2010 and 2011 we issued senior promissory notes in exchange for certain of our subordinated debentures that had matured on April 15, 2010 but were not repaid. We also issued warrants to purchase our common stock in conjunction with the notes. The senior promissory notes bear interest at 10%, payable semiannually each April 15 and October 15 through April 15, 2012, the maturity date of the senior promissory notes. The warrants allow for the purchase of an aggregate of approximately 7.0 million shares of our common stock at an exercise price of $0.25 per share. All of the warrants have five year terms and are currently exercisable.
(3)	In August 2011, we entered into an agreement with the note holder to combine two loan amounts: $250,000 and $200,000 described in paragraph (6) of Note 5. The combined loan amount is due to be repaid in equal monthly installments commencing November 2011 of $10,000 in principal, plus interest at 10%.
(4)	Interest on these notes is payable quarterly, and the entire principal is due in February 2013. The note holders also received five-year warrants to purchase an aggregate of 900,000 shares of our common stock at $0.44 per share. The warrants were vested and exercisable at issuance.
(5)	In November 2011, we issued convertible promissory notes to one entity and one individual in exchange for aggregate proceeds of $700,000. The notes bear interest at the rate of 14% per annum, payable quarterly and the principal is due in May 2013. At any time during the term of the notes, the lenders may elect to convert the principal and unpaid interest to our common stock at an exercise price of $0.25 per share. The lenders also received warrants to purchase an aggregate of 350,000 shares of our common stock at $0.44 per share. The warrants, which were vested at issuance, have five year terms.

(6)	14% convertible promissory note issued in December 2011 payable in quarterly installments of interest only until June 2013 when all principal comes due. During the term of the note, the holder may elect to convert the principal and unpaid interest to our common stock at an exercise price of $0.25 per share. In connection with this note, we also issued a five-year warrant to purchase 50,000 shares of our common stock at $0.44 per share. The warrant was vested at issuance.
(7)	Capital leases were used to finance the acquisition of certain computer and telephone equipment and currently require future minimum lease payments as follows:

2012	$234
2013	127
2014	34

395
Less amount representing interest	52

$343

(8)	Represents an eighteen-month promissory note issued in November 2011 to a major stockholder for a $1,000,000 loan due May 2013. The note bears interest at the rate of 14% per year.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

a. Leases:

We lease certain office space and equipment under leases expiring in 2012. The Tampa and Puerto Rico office leases contain annual escalation clauses and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases was approximately $642,000 and $631,000, respectively, for 2011 and 2010.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2011 (amounts in thousands):

2012	$559
2013	367
2014	100

$1,026

b. Economic conditions and related risks, concentrations and uncertainties:

At December 31, 2011, we had a working capital deficiency of approximately $25.2 million, including $ 2.5 million of debt currently in default, and a stockholders’ equity deficiency of approximately $16.7 million resulting from a history of operating losses. We expect that with our existing customer contracts, plus the addition of new contracts we are close to obtaining through our marketing efforts, the launch of our new pharmacy management programs, and the expected continuing financial support from our major stockholders and bond holders, that we will be able to improve our cash flows and operating results and sustain current operations over the next year. However, we do not currently maintain a line of credit or other financing arrangement with any financial institution and have not made any arrangements to obtain any additional financing but are looking at various alternative sources of financing if operations cannot support our ongoing plan. Nevertheless, there can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve profitable operations and positive operating cash flows in the near term. Although subject to the general economic conditions, risks and uncertainties discussed in the following paragraph, management believes that our current cash position plus the expected continued support of our major stockholders and bond holders will likely be sufficient to meet our current levels of operations, our ability to achieve our business objectives and continue as a going concern may be dependent upon the success of our plans to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2012.

The United States and other parts of the world have been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability, and political uncertainty in the U.S.

about the effects of prospective government action on healthcare, all of which are likely to continue to have far-reaching effects on economic activity for an indeterminate period. The effects and probable duration of these conditions on our future operations and cash flows, including our ability to obtain continued support from our major stockholders and bond holders cannot be estimated at this time.

We occasionally carry cash on deposit with financial institutions in excess of federally-insured limits, and the risk of losses related to such concentrations may be significant as a result of economic conditions discussed in the foregoing paragraph. The extent of a loss to be sustained as a result of uninsured deposits in the event of a future failure of a financial institution, if any, however, is not subject to estimation at this time.

In addition, our business is concentrated among a few major customer contracts as follows:

(1) We currently provide mental health, substance abuse, and pharmacy prescription drugs management services to approximately 206,000 members of a health plan in Puerto Rico on an at-risk basis pursuant to a contract that began in September 2010. The contract accounted for 67.9%, or $48.4 million and 36.3%, or $12.8 million, of our revenues for the 2011 and 2010, respectively. The contract has an initial two-year term with provision for automatic renewals for additional one year terms unless either party provides 90 days prior written notice of its intention not to renew the agreement. The contract is cancellable by the plan after the first year with prior written notice subject to a calculated termination fee. On March 5, 2012, we entered into an amendment with the health plan to extend the contract term to December 31, 2012 and increase the rate for pharmacy management services by approximately 11% effective January 1, 2012. The loss of this customer, without replacement by new business, would adversely affect our future financial results, and cash flows and jeopardize our ability to continue as a going concern.

(2) Since 2002, we have provided behavioral healthcare services on an at-risk and ASO basis to approximately 215,000 members of a health plan providing Medicaid and Medicare benefits. The contract accounted for 5.4%, or $3.8 million, and 11.1%, or $3.9 million, of our revenues for 2011 and 2010 respectively. See Note 12 “Subsequent Events.”

c. Legal matters:

We are involved in several litigation matters described as follows.

(1) We are subject to a pending judgment of damages to a former director of approximately $1.3 million, plus a court award to the same former director of $582,000 as reimbursement of legal fees and payment of interest on the pending judgment. The judgment and award are under appeal, and motions for reconsideration by the Company are pending.

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

(3) In addition, we and a former customer are being sued for damages of approximately $1.7 million for allegedly unpaid claims for behavioral health professional services rendered in, 2007 and 2008. We filed a counterclaim for breach of a settlement agreement that we believed resolved many of the claims that are the subject of the complaint, which we therefore, now believe is without merit and are vigorously opposing.

During 2011, we made adjustments resulting in a net reduction to our aggregate provision for these matters by $0.5 million, offset by an equal reduction of general and administrative expense. Management believes that the remaining provision is adequate for the estimated probable minimum losses, including legal defense costs, to be incurred from these matters.

d. Employee retirement benefit plan:

We have a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of our eligible employees. Matching contributions are at management’s discretion and were none in 2011 and $21,599 in 2010.

e. Employment agreement with Chief Executive Officer:

In accordance with the employment agreement between the Company and our CEO, Clark Marcus, we are obligated to pay to Mr. Marcus a total of approximately $8.3 million in base salary over the next five years. In addition, we will pay on his behalf approximately a total of $68,000 in health insurance premiums and $603,000 in life insurance premiums, also over the next five years. This compensation may, at our election, be accrued, in whole or in part, until such time as we receive financing and/or generate sufficient cash flows with which to pay Mr. Marcus his stated compensation, after the payment of our operating expenses.

In the event Mr. Marcus’ employment is terminated without cause, or Mr. Marcus voluntarily terminates his employment within one year following a change in control, we will be obligated to pay to Mr. Marcus any accrued but unpaid bonuses and the total compensation which would have been paid to Mr. Marcus through five full years of compensation from the date of termination. Our total commitment to Mr. Marcus is not presently subject to reasonable estimation.

f. Letters of Credit:

In connection with an agreement with a new customer to provide mental health, substance abuse and pharmacy prescription drugs management services in Puerto Rico, we obtained a letter of credit from a bank for $4,000,000 to assure the customer of our compliance with our obligations under the agreement. Under such agreement, the customer may draw on all or part of the letter of credit under certain defined circumstances. Collateral for the letter of credit was provided by a major stockholder of the Company. If the client draws upon the letter of credit, we may become liable to the major stockholder for the amount of collateral accessed by the bank to fulfill its obligations under the letter of credit.

We also obtained a letter of credit in 2011 in the approximate amount of $1.9 million to collateralize two surety bonds that permit our appeal of judgments against us related to the matter described in paragraph c. (1) above.

NOTE 8 — EQUITY INSTRUMENTS

Our Series C convertible preferred stock is the only class of preferred outstanding at December 31, 2011 and 2010. It is currently convertible into common stock at the rate of approximately 316.28 common shares for each share of Series C preferred, adjustable for any future dilutive issuances of common stock. Series C preferred shares vote with the common shares on an as-converted basis. The shares are nonparticipating except that dividends, when declared by our Board of Directors must be paid before any dividends are paid on our common stock. Other significant rights and preferences of the Series C preferred include:

•	the right to vote as a separate class and to appoint five directors of the Company,

•

liquidation preferences, whereby the Series C holders have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up (the liquidation preference is $250 per share, or a total of approximately $2.6 million and $3.6 million at December 31, 2011 and 2010, respectively).

We also have a class of convertible preferred stock, Series D, that is authorized but for which no vested shares were outstanding at December 31, 2011. Effective January 4, 2012, 250 shares of Series D stock were issued that do not vest until the tenth anniversary of the grant date and are therefore will not be considered outstanding until that time. Such shares were issued in exchange for the cancelation of 120 previously granted warrants to purchase Series D shares. Once vested, a Series D preferred share will be convertible at any time into 100,000 shares of common stock, subject to adjustment in the event of any common stock dividend, split, combination thereof or other similar recapitalization, without additional consideration. Once vested, each Series D convertible preferred share will be entitled to the number of votes equal to those of 500,000 shares of common stock, irrespective of whether the share is vested. Unless otherwise required by applicable law, holders of vested shares of Series D will have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders. Holders of Series D convertible preferred shares, once vested, will also enjoy certain specified liquidation and dividend preferences.

STOCK INCENTIVE COMPENSATION PLANS

WARRANTS:

Warrants to Purchase Common Stock

During 2011, we issued warrants to purchase an aggregate of 14,997,833 shares of our common stock to key employees, consultant, note holders and investors. Shares acquirable pursuant to the warrants vest at the warrant grant date and/or at specified dates throughout the 36 month or 120 month term of the warrants. In addition, we reclassified 500,000 unvested warrants previously issued to a consultant who became a director of the Company during 2011. These warrants continued to vest after the status change.

A summary of warrant activity for 2011 and 2010 follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	4,906,000	$0.44	3.17 years
Granted	23,234,750	$0.38
Forfeited, expired or cancelled	(931,000)	$0.77

Outstanding at December 31, 2010	27,209,750	$0.37	4.25 years
Granted	14,997,833	$0.35
Reclassified	500,000	$0.55
Forfeited, expired or cancelled	(1,650,000)	$0.81

Outstanding at December 31, 2011	41,057,583	$0.35	4.86 years	$—

Exercisable at December 31, 2011	39,257,583	$0.33	4.92 years	$—

The following table summarizes information about warrants granted, exercised and vested during 2011 and 2010:

	2011	2010
Warrants granted	14,997,833	23,234,750
Weighted-average grant-date fair value ($)	0.17	0.14

Warrants reclassified	500,000	0
Weighted-average fair value ($)	0.13	—

Fair value of vested warrants ($)	2,387,736	3,090,671

We recognized approximately $1.7 million and $1.6 million of compensation costs related to warrants to purchase common stock during 2011 and 2010, respectively. Total unrecognized compensation costs related to warrants as of December 31, 2011 and 2010 was approximately $283,000 and $381,000 which is expected to be recognized over a weighted-average period of 31 and 38 months.

We might have recognized approximately $624,000 and $244,000 of tax benefits attributable to equity-based expense recorded for warrants issued to key employees for the years ended December 31, 2011 and 2010; however, this potential benefit was fully offset by our valuation allowance due to the aforementioned significant uncertainty of future realization.

A summary of warrants outstanding and exercisable as of December 31, 2011 follows:

Warrants Outstanding	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Warrants Exercisable	Weighted- Average Exercise Price of Exercisable Warrants
26,134,250	$0.25 - $0.38	$0.25	5.62	26,134,250	$0.25
12,373,333	$0.44 - $0.50	$0.48	3.62	12,023,333	$0.48
2,550,000	$0.52 - $1.00	$0.75	3.05	1,100,000	$0.56

41,057,583	$0.25 - $1.00	$0.35	4.86	39,257,583	$0.33

Warrants to Purchase Series D Convertible Preferred Stock

As of December 31, 2011 and 2010, there were outstanding warrants to purchase up to 390 shares of our Series D convertible preferred stock of which 190 expire March 31, 2012 and 200 expire May 13, 2012. Each warrant may be exercised at any time prior to expiration at $25,000 per share. If the “market” value, as defined, of a share of Series D exceeds the exercise price, then the warrant holder may opt for a cashless exercise and receive the number of shares of Series D representing the net value of the warrant. The market value of a share of Series D is deemed by its terms to be equal to the product of (a) the per share traded market price of our common stock (a level 2 input) multiplied by (b) the number of shares of our common stock into which it is convertible.

In the event of a change of control (as defined in the warrants) of CompCare, the warrant holder will have the right to require us to redeem the warrant for an amount equal to the estimated fair value of the warrant determined using a Black-Scholes pricing model.

OPTIONS:

We currently have three active incentive qualified option plans, the 1995 Incentive Plan, the 2002 Incentive Plan and the 2009 Equity Compensation Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. For the 2009 Equity Compensation Plan, the vesting period is determined by the Compensation and Stock Option Committee. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. As of December 31, 2011, there were a total of 4,575,268 options available for grant and 7,170,400 options outstanding, 6,465,800 of which were exercisable.

Effective January 13, 2012, we increased the aggregate number of shares of our common stock that may be issued under our 2009 Equity Compensation Plan from 10,000,00 to 50,000,000. The maximum number of common shares authorized for issuance pursuant to options under the Plans now totals 52,000,000.

In addition, under our Non-employee Directors’ Stock Option Plan, we are authorized to issue non-qualified stock options to our non-employee directors for up to 1,000,000 common shares. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of December 31, 2011, there were 776,668 shares available for option grants and 125,000 options outstanding under the non-qualified directors’ plan, 40,000 of which were exercisable.

Lastly, in December 2011, we issued to a consultant options to purchase up to 1,500,000 shares of our common stock. These options were issued outside the option plans described above.

A summary of activity for 2011 and 2010 follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	2,498,000	$0.52	8.84 years
Granted	350,000	0.28
Forfeited, expired or cancelled	(236,900)	0.39

Outstanding at December 31, 2010	2,611,100	$0.50	8.09 years
Granted	6,925,000	0.27
Forfeited, expired or cancelled	(740,700)	0.36

Outstanding at December 31, 2011	8,795,400	$0.33	7.74 years	$—

Exercisable at December 31, 2011	8,005,800	$0.33	7.62 years	$—

The following table summarizes information about options granted, exercised, and vested as of December 31.

	2011	2010
Options granted	6,925,000	350,000

Weighted-average grant-date fair value ($)	0.18	0.20

Options exercised	0	0

Total intrinsic value of exercised options ($)	—	—

Fair value of vested options ($)	1,304,754	197,574

During 2011 and 2010 we granted options to employees, non-employee directors and one consultant. Total recognized compensation costs during 2011 and 2010 were approximately $1.2 million and $165,000. As of December 31, 2011 and 2010, there was approximately $315,000 and 467,000 of unrecognized compensation cost related to options expected to be recognized over a weighted-average period of 19 and 24 months. We might have recognized approximately $404,000 and $9,000 of tax benefits attributable to stock-based compensation expense recorded during 2011 and 2010. However, this potential benefit was fully offset by our valuation allowance due to the aforementioned significant uncertainty of future realization.

A summary of our stock option activity and related information for 2011 and 2010 follows:

	Shares	Weighted Average Exercise Price

Outstanding as of January 1, 2010	2,498,000	$0.52

Granted	350,000	0.28
Exercised	—	—
Forfeited, expired or cancelled	(236,900)	0.39

Outstanding as of December 31, 2010	2,611,100	$0.50

Granted	6,925,000	0.27
Exercised	—	—
Forfeited, expired or cancelled	(740,700)	0.36

Outstanding as of December 31, 2011	8,795,400	$0.33

A summary of options outstanding and exercisable as of December 31, 2011 follows:

Options Outstanding	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price of Exercisable Options
5,925,000	$0.23 - $0.25	$0.25	9.13	5,600,000	$0.25
2,637,400	$0.28 - $0.56	$0.41	5.03	2,172,800	$0.41
233,000	$0.65 - $2.16	$1.58	3.09	233,000	$1.58

8,795,400	$0.23 - $2.16	$0.33	7.74	8,005,800	$0.33

NOTE 9 — INCOME TAXES

At December 31, 2011, we have federal net operating loss (“NOL”) carryforwards totaling approximately $34.1 million, of which approximately $4.6 million is not subject to Internal Revenue Code Section 382 limitations (currently approximating $361,000 per year) from previous changes in control. The NOLs will expire in 2022 through 2031. We are particularly vulnerable to additional changes in control in the near term due to probable future equity dilution or possible takeover resulting in further loss of our ability to utilize the remaining carryforwards pursuant to Section 382. Primarily based on the foregoing and other facts and circumstances discussed in Note 7b, management has determined that realization of tax benefits from our NOLs and other deferred tax assets is not more likely than not at this time and, accordingly has provided an effective 100% valuation allowance at December 31, 2011 and 2010, and deferred income tax assets and liabilities at December 31, (amounts in thousands) are as follows:

	2011	2010

Deferred Tax Assets:
NOL carryforwards	$12,933	$9,471
Accrued expenses	1,360	1,601
Contract loss provision	171	—
Impairment loss on marketable securities	40	40
Employee benefits	64	70
Stock-based compensation	4,523	3,495
Undistributed loss from a foreign subsidiary	—	996
Depreciation	3	21
Bad debt	7	7
Other, net	73	73

Total Deferred Tax Assets	19,174	15,774
Less valuation allowance	(18,969)	(15,384)

Net Deferred Tax Assets	205	390

Deferred Tax Liabilities:
Purchased intangible assets	(11)	(203)
Goodwill amortization	(194)	(183)
Deferred revenue	—	(4)

Total Deferred Tax Liabilities	(205)	(390)

Net	$—	$—

Reconciliation between the income tax expense and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income tax is as follows (amounts in thousands):

	2011	2010

Income tax benefit at the statutory tax rate	$(4,764)	$(3,467)
State income tax benefit, net of federal tax effect	(551)	(251)
Change in valuation allowance	3,585	4,571
Non-deductible items	778	109
Adjustment to deferred taxes – undistributed loss	996	—
Adjustment to deferred taxes – reinstated warrant	—	(745)
Other	33	12

Income taxes	$77	$229

Income taxes (benefits) consists of the following (amounts in thousands):

	2011	2010
Current, state	$77	$229

Deferred:
Federal	(3,018))	(3,849)
State	(567)	(722)

	(3,585)	(4,571)
Less effect of valuation allowance	3,585	4,571

Income taxes	$77	$229

NOTE 10 — RELATED PARTY TRANSACTIONS

Significant related party transactions in addition to those discussed above are summarized below.

In connection with the employment agreement executed with our Chairman and CEO, we have deferred compensation payable of $500,000 included in accrued expenses as of December 31, 2011.

During 2011 and 2010, we recognized interest expense of approximately $0.7 million and $0.5 million, respectively, in connection with loans from major stockholders of the Company.

On January 24, 2011, we entered into a separation agreement and consulting agreement with a former officer in conjunction with his resignation effective of the same date. The consulting agreement requires payments aggregating $250,000 to be paid over the 15 months following the date of the separation agreement for consulting services on financial matters. In addition, the separation agreement provides that the former officer will forgo payment of a deferred compensation balance of approximately $141,000 and a deferred bonus of $135,000 as of December 31, 2010.

On September 24, 2010, we entered into a consulting agreement with another former officer in conjunction with his resignation effective of the same date requiring payments aggregating $250,000 over the next year for consulting services intended to improve the efficiency of our clinical operations. Both parties had fulfilled the terms of the agreement as of October 2011.

NOTE 11 — FOURTH QUARTER OPERATIONS (UNAUDITED)

The effect of unusual items material to the fourth quarter of 2011 was an aggregate charge to operations of $2.6 million primarily from stock based compensation, with no tax effect.

NOTE 12 — SUBSEQUENT EVENTS

Other than the events discussed elsewhere above and as follows, no events were identified that in our opinion require accounting recognition or disclosure in these financial statements.

On March 26, 2012, we received a letter from a customer terminating a contract effective July 1, 2012. The elimination of this contract slightly improves our prospects for future profitability.

Effective January 13, 2012, we increased the number of authorized shares of our common stock that we may issue from 200,000,000 to 500,000,000, based on an affirmative vote by written consent of a majority of our shareholders held in November 2011. We also increased the number of our common shares that we may issue under our 2009 Equity Compensation Plan from 10,000,000 to 50,000,000, effective with the same date.

On January 4, 2012, we issued 250 restricted shares of Series D Stock, par value $50 per share, to an officer and certain board members. As a condition for the grants, the recipients of the grants surrendered for cancellation all warrants for the purchase of up to 120 shares of such preferred stock. The granted Series D Stock will contain a ten-year vesting period but have the voting, dividend, liquidation and other rights of a share of Series D Stock effective from the date of grant. Upon the 10th anniversary of the grant date, each share of Series D Stock may be converted into 100,000 shares of our common stock, or an aggregate of 25,000,000 common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2011, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2011.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2011 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our current executive officers and directors as well as the executive officers and directors serving as of December 31, 2011. Each director is serving a term that will expire at our next shareholder meeting. There are no family relationships among any of our directors or executive officers.

NAME	AGE	POSITION
Clark Marcus	70	Chairman of the Board, Chief Executive Officer and Director
Robert Kulbick	63	President(1)
Robert J. Landis	52	Acting Chief Financial Officer; Chief Accounting Officer
Joshua I. Smith	70	Director and Audit Committee Member
Arnold B. Finestone, Ph.D.	82	Director, Audit Committee Chairman and Compensation and Stock Option Committee Member
Sharon Kay Ray	53	Director and Compensation and Stock Option Committee Member
Arthur K. Yeap	56	Director, Audit Committee Member, and Compensation and Stock Option Committee Chairman
David Pitts	72	Director(2)

(1)	Appointed November 28, 2011 by our Board of Directors.
(2)	Appointed January 24, 2011 by our Board of Directors.

CLARK MARCUS

Clark Marcus was appointed as our Co-Chief Executive Officer, a director and Chairman of the Board on May 11, 2009. In September, 2010, he assumed the position of sole Chief Executive Officer. Mr. Marcus was formerly Chairman and Chief Executive Officer of Core from September 2008 to January 2009. Prior to that, he was a founder, Chairman and Chief Executive Officer at The Amacore Group, Inc., a public company and marketer of healthcare related memberships, from September 1993 to August 2008. Mr. Marcus has been a practicing attorney since 1968 and was a senior partner in the New York law firms of Victor & Marcus and Marcus & Marcus. He currently serves on the U.S. Chamber of Commerce Corporate Leadership Advisory Council. Mr. Marcus contributes to the Board of Directors through his unique expertise in the healthcare industry, legal expertise, decades of experience in building and operating companies as well as proven leadership skills in guiding public companies.

ROBERT KULBICK

Mr. Kulbick was appointed as our President effective November 28, 2011. Prior to joining CompCare, Mr. Kulbick was President of ProCare Rx, Inc. from 2010 to 2011, a national pharmacy benefit management company. From 2007 to 2009, he served as Chief Marketing Officer of Cypress Care, Inc., a provider of pharmacy benefit management and other health related services. Prior to that, he was President and CEO of Crawford Integrated Services, one of the nation’s largest third party administrators, from 2004 to 2007. He is a graduate of the United States Military Academy, West Point, and holds an MBA from the University of Scranton. Mr. Kulbick brings to CompCare over three decades of experience as an entrepreneur and senior executive.

ROBERT J. LANDIS, MBA, CPA

Mr. Landis currently serves as our Acting Chief Financial Officer and Chief Accounting Officer. He served as Chairman of our Board of Directors from January 2000 to January 2009 and as our Chief Financial Officer and Treasurer from July 1998 to February 2009. Mr. Landis served as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization, from November 1988 to July 1998. Mr. Landis also serves on the Board of Directors and on the audit committee of Global Axcess Corporation, a company that owns and operates automatic teller machines, whose common stock is publicly traded on the Over-The-Counter Bulletin Board. Mr. Landis, a Certified Public Accountant in California, received a Bachelor’s Degree in Business Administration from the University of Southern California and a Master’s Degree in Business Administration from California State University at Northridge.

ARNOLD B FINESTONE,, Ph.D.

Arnold B. Finestone was appointed to our Board of Directors on January 21, 2009. He is a business management consultant and formerly served on the Board of Directors of The Amacore Group, Inc., a public company and marketer of healthcare related memberships. He has served on the Boards of public companies and start-up business ventures since 1985. From 1982 to 1985, he was President of Dartco, Inc., a subsidiary of Dart & Kraft Inc., which was engaged in marketing and manufacturing of high-performance engineering plastics for consumer, industrial, and military uses. From 1970 to 1982, he served as Executive Vice President of the Chemical–Plastics Group of Dart Industries and Dart & Kraft, Inc. From 1957 to 1970, he was Vice President and Director of Planning, Development and Marketing for Foster Grant, Inc. Dr. Finestone’s qualifications to sit on our Board of Directors include his financial expertise, which qualify him as our “Audit Committee Chairman and “financial expert,” and his extensive governance and executive experience, including executive level roles in complex organizations.

JOSHUA I. SMITH

Joshua I. Smith was appointed to our Board of Directors on January 21, 2009 and serves as the Company’s Vice Chairman. He is a nationally renowned entrepreneur and lecturer and has served as the Chairman and Managing Partner of The Coaching Group since 1999. In this capacity he is the “coach” and senior advisor/consultant to chief executive officers of portfolio companies. Mr. Smith is also currently Chairman and CEO of United Converting Company, LLC. Previously, he was founder, Chairman and Chief Executive Officer of The MAXIMA Corporation, a 20-year old consultancy that achieved a national reputation as one of the top African-American owned and fastest-growing firms in the United States. Mr. Smith also currently serves on the board of directors for Caterpillar, Inc., FedEx Corp., and Allstate Insurance Corp. In July 2008, Mr. Smith launched Biz Talk With Josh, a small and emerging business and entrepreneurship talk show, on CBS Radio. In 2003, Mr. Smith chaired the special Task Force on Minority Business Reform for the State of Maryland, and subsequently served as an advisor to the Maryland Governor’s Commission on Minority Business Reform. He was also appointed by former President George H.W. Bush to serve in the following capacities: Chairman of the U.S. Commission on Minority Business Development from 1989 to 1992; the Executive Committee of the 1990 Economic Summit of Industrialized Nations; the Board of Trustees of the John F. Kennedy Center for the Performing Arts; and the George H.W. Bush Memorial Library Board of Trustees. Mr. Smith’s service as a director of large publicly traded companies and his extensive executive leadership and managerial experience will be invaluable to our Board of Directors.

SHARON KAY RAY

Sharon Kay Ray was appointed to our Board of Directors on January 21, 2009. Since March 1989 she has served as a regional marketing representative for Novo Nordisk, a multi-national pharmaceutical company, and as a special marketing consultant for a number of public and non-public corporations. Within the last five years Ms. Ray served on the Board of Directors of The Amacore Group, Inc. a public company and marketer of healthcare related memberships. Ms. Ray brings to the Board of Directors a unique marketing perspective that provides strategic insight into the promotion of our healthcare related consumer products.

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

DAVID R. PITTS

Mr. Pitts was appointed to our Board of Directors on January 24, 2011, after serving as a consultant to the Company since September, 2009. He is the founder, chairman, and CEO of Pitts Management Associates, Inc., a healthcare consulting firm that has advised managed care organizations, hospitals, and other industry clients since 1981. He is also the Chairman of the Board of Trustees of Baton Rouge General Health System, and President and a Member of the Board of Directors of Health Insights, a national healthcare think tank. In addition, Mr. Pitts is the recently retired Chairman of the Board of Directors of

Business First Bank of Louisiana, a holding company with banks in six cities; Chairman of the Board of Directors of the Church Investment Group; a member of the board of directors and Chairman of the Compensation Committee of Amedisys, a publicly traded provider of home healthcare and hospice services; and a member of the North American Advisory Board of Sodexo, a multinational corporation which designs, manages and delivers on-site service solutions and motivation solutions. We believe Mr. Pitts is qualified to serve on our Board of Directors because of his extensive healthcare industry background and experience as a director of other public companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director or greater than 10% stockholder of our outstanding common stock must file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely upon a review of Section 16(a) reports furnished to us, we believe all such entities or persons subject to the Section 16(a) reporting requirements have complied with applicable filing requirements during 2011, with the exception of the following:

Name	Filing capacity	Form type(s)	Number of late reports	Number of transactions not reported timely
David R. Pitts	Director	4	1	1
Bernard C. Sherman	10% owner	3	1	1

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

Audit Committee

Although we are not required to have an Audit Committee, we maintain one whose primary function is to assist the Board of Directors (“the Board”) in the oversight of the integrity of our financial statements, the effectiveness of our internal control over financial reporting, the identification and management of risk, and the performance of our independent auditor. As of December 31, 2011, the Audit Committee of our Board consisted of Arnold B. Finestone, (Chairman), Joshua I. Smith, and Arthur K. Yeap. The Board of Directors has determined that all members of the Committee were independent as defined in Section 303A of the New York Stock Exchange’s listing standards and SEC Rule 10A-3, and that Dr. Finestone qualifies as an “financial expert,” as defined by Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during the year ended December 31, 2011.

Compensation and Stock Option Committee

The purpose of the Compensation and Stock Option Committee is to determine, or recommend to the Board for determination, the direct and indirect compensation of the CEO and all other officers and to administer any incentive compensation plans from which stock options and other stock based awards may be granted. At December 31, 2011, the Compensation and Stock Option Committee of our Board consisted of Arthur K. Yeap (Chairman), Sharon Kay Ray, and Arnold B. Finestone. The Compensation and Stock Option Committee held two meetings during the year ended December 31, 2011.

Governance and Nominating Committee

Our Board does not utilize a separate Governance and Nominating Committee. Instead, our full Board performs the functions that are normally the responsibility of a Governance and Nominating Committee. In considering candidates for open Board positions, diversity of background and personal experience is considered by the Board in assembling a group of individuals that will work well together in overseeing our affairs. Although we do not have a formal diversity policy, the Board considers, among other things, diverse business experiences, the candidate’s range of experiences with public companies, and racial and gender diversity in evaluating Board candidates. While diversity in background in directors is important, it does not necessarily outweigh other attributes or factors the Board may consider in evaluating any particular candidate.

Compensation Policies and Practices as They Relate to the Company’s Risk Management

Our Board of Directors has determined that our compensation policies are not reasonably likely to create risks that would have a material adverse effect on us.

Board Leadership Structure

Our Board is led by its Chairman, Mr. Marcus, who is also CEO of the Company. We believe that having our CEO serve as Chairman of the Board provides us with unified leadership and direction and strengthens the ability of the CEO to develop and implement strategic initiatives and respond efficiently to various situations. The Board is aware of the potential conflicts that may arise when an insider chairs the Board, but believes any such conflicts are offset by the fact that independent directors comprise a majority of the Board and each of its committees. The committees facilitate deeper analysis of various matters and promote regular monitoring of our activities in their advisory role to the Board. At present, the Board believes that its current structure effectively maintains independent oversight of management and that having an independent director as Chair is unnecessary. The Board has the ability to quickly adjust its leadership structure should business or managerial conditions change.

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

Compensation Consultants

We did not use any compensation consultants during 2011.

Indemnification matters

In connection with our indemnification program for executive officers and directors, Mr. Marcus, Mr. Kulbick, and Mr. Landis, as well as eight current, key management employees, directors, or subsidiary directors, 26 former directors (including Messrs. Hill and Crisafi), and 19 former officers, are entitled to indemnification pursuant to Indemnification Agreements. We consider it desirable to provide each indemnitee with specified assurances that we can and will honor our obligations under the Indemnification Agreements, including a policy of insurance to provide for directors and officers liability coverage.

ITEM 11. EXECUTIVE COMPENSATION – Not Applicable

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes share and exercise price information with respect to the Plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2011:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	7,295,400	$0.33	4,575,268
Equity compensation plans not approved by stockholders*	81,557,583	0.30	—

Total	88,852,983	$0.30	4,575,268

*	Equity compensation plans not approved by stockholders consist of:

•	warrants to purchase shares of common stock issued to key employees as incentive compensation,

•	warrants and options to purchase shares of common stock issued to consultants in exchange for financial advisory, or investment banking services in lieu of cash compensation,

•	warrants to purchase shares of common stock issued to certain note holders of the Company and to a client in exchange for a cash advance, and

•	warrants to purchase shares of Series D Convertible Preferred Stock issued to Board of Director members and certain members of senior management.

Security Ownership Of Certain Beneficial Owners

The following table sets forth, as of February 29, 2012, the name, address, stock ownership and voting power of each person or group of persons known by us who is not a director or a named executive officer of the Company to own beneficially more than five percent of the outstanding shares of our common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name And Address of Beneficial Owner	Common stock owned directly	Common stock acquirable(1)	Total common stock beneficially owned		Percent of Voting Common Stock Outstanding
Howard Jenkins c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607	26,885,714	9,000,000	35,885,714	(2)	52.6%

Bernard C. Sherman 150 Signet Drive, Weston, Ontario, Canada M9L 1T9	0	9,112,500	9,112,500	(3)	13.3%

John M. Hill c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607	203,500	7,150,000	7,353,500	(4)	11.1%

Lloyd I. Miller 222 Lakeview Avenue, Suite 160-365, West Palm Beach, Florida 33401	278,814	5,121,100	5,399,914	(5)	8.4%

Benjamin B. West c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607	4,000,000	50,000	4,050,000	(6)	6.8%

(1)	Includes common stock acquirable within 60 days of February 29, 2012 through the conversion of equity instruments convertible into common stock and the exercise of options and warrants to acquire common stock.
(2)	Information obtained from Form 13D/A dated June 4, 2010, filed on July 29, 2010 and Company records.
(3)	Information obtained from Form 13G/A dated November 14, 2011, filed on December 9, 2011.
(4)	Information obtained from Form 13D/A dated June 30, 2010, filed on July 23, 2010 and Company records.
(5)	Information obtained from Form 13G/A dated December 31, 2011, filed on February 14, 2012. Of the 5,399,914 shares beneficially owned, Mr. Miller has sole voting and investment power over 4,978,122 shares and shared voting and investment power over 421,792 shares.
(6)	Information obtained from Form 13G/A dated December 31, 2011, filed on February 14, 2012.

Security Ownership of Management

The following table sets forth, as of February 29, 2012, information concerning the beneficial ownership of our common stock by each director of the Company and the named executive officers listed in the Summary Compensation Table included elsewhere herein, and all directors and executive officers as a group. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has, or shares, the power to vote such securities or to direct their investment. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Common Stock Outstanding
Giuseppe Crisafi (1)	15,040,000	20.5%
Clark Marcus(2)	11,570,000	16.4%
Joshua I. Smith(3)	4,515,000	7.3%
Arnold B. Finestone (4)	2,592,171	4.2%
David R. Pitts (5)	1,255,000	2.1%
Sharon Kay Ray(6)	1,165,000	1.9%
Arthur K. Yeap(6)	1,165,000	1.9%
Robert J. Landis (7)	821,500	1.4%
Robert R. Kulbick (8)	100,000	0.2%

All directors and named executive officers as a group (nine persons)	38,223,671	41.0%

(1)

Includes 1,040,000 shares held directly, four million shares acquirable with a warrant that is presently exercisable, and ten million shares obtainable from conversion of 100 Series D Convertible Preferred Stock shares purchasable with warrants that are presently exercisable.

(2)

Includes 70,000 shares of common stock held directly, one million shares subject to options that are presently exercisable, and 10.5 million shares acquirable with warrants that are presently exercisable.

(3)

Includes 1,922,829 shares of common stock held directly, 1,015,000 shares subject to options that are presently exercisable, 1.5 million shares acquirable with a warrant that is presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible. Excludes 10,000 shares subject to options that are not exercisable within 60 days of February 29, 2012.

(4)

Includes 1,015,000 shares subject to options that are presently exercisable, 1.5 million shares acquirable with a warrant that is presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible. Excludes 10,000 shares subject to options that are not exercisable within 60 days of February 29, 2012.

(5)

Includes 505,000 shares subject to options that are presently exercisable and 750,000 shares acquirable with a warrant that is presently exercisable. Excludes 20,000 shares subject to options and 250,000 shares subject to warrants that are not exercisable within 60 days of February 29, 2012.

(6)

Includes 322,829 shares of common stock held directly, 765,000 shares subject to options that are presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible. Excludes 10,000 shares subject to options that are not exercisable within 60 days of February 29, 2012.

(7)

Includes 607,000 shares of common stock held directly and 214,500 shares subject to options that are presently exercisable. Excludes 25,500 shares subject to options that are not exercisable within 60 days of February 29, 2012.

(8)	Includes 100,000 shares subject to options that are presently exercisable. Excludes 200,000 shares subject to options that are not exercisable within 60 days of February 29, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In connection with an employment agreement with our Chairman and CEO, we have deferred compensation payable to this individual of approximately $500,000 as of December 31, 2011.

During 2011 and 2010, we recognized interest expense of approximately $0.7 million and $0.5 million, respectively, in connection with loans from major stockholders of the Company.

On January 24, 2011, we entered into a separation agreement and consulting agreement with a former officer in conjunction with his resignation effective of the same date. The consulting agreement requires payments aggregating $250,000 to be paid over the next 15 months for consulting services on financial matters. In addition, the separation agreement provides that the former officer will forgo payment of a deferred compensation balance of approximately $141,000 and a deferred bonus of $135,000 as of December 31, 2010.

On September 24, 2010, we entered into a consulting agreement with another former officer in conjunction with his resignation effective of the same date requiring payments aggregating $250,000 over the next year for consulting services intended to improve the efficiency of our clinical operations. Both parties had fulfilled the terms of the agreement in October 2011.

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

David R. Pitts

There were no transactions, relationships, or arrangements considered by the Board of Directors in determining that a director is independent other than those described immediately above under the caption “Transactions with Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Audit and Related Fees

The firm of Mayer Hoffman McCann P.C. (“MHM”) (formerly Kirkland, Russ, Murphy & Tapp P.A.) currently serves as our independent registered public accounting firm to perform audits and to prepare our income tax returns. The Audit Committee approved 100% of the services described below for audit, tax and related fees.

Audit Fees. The aggregate fees billed by MHM for services relative to audits of our annual consolidated financial statements and review of the financial statements included in our quarterly reports on Form 10-Q conducted during 2011 and 2010 were $116,000 and $155,500, respectively.

Audit-Related Fees. The aggregate fees billed by MHM for assurance and related services related to the performance of the audit or review of our consolidated financial statements and not described above under “Audit Fees” were $5,800 for 2011 and $1,700 for 2010. Audit-related services principally include audits of our 401(k) plan.

Tax Fees. During 2011 and 2010, CBIZ Kirkland, Russ, Murphy & Tapp billed $33,540 and $25,660 to us, respectively, for preparing our tax returns.

All Other Fees. The aggregate fees billed by MHM and CBIZ Kirkland, Russ, Murphy & Tapp for professional services other than services described under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above were $645 and $430 for the years ended December 31, 2011 and 2010 respectively, primarily for miscellaneous research projects.

The Audit Committee does not believe the provision of non-audit services by our independent registered public accounting firm impairs the ability of such firm to maintain independence with regard to the Company.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm and assure that the provision of such services does not impair the firm’s independence. These services may include audit services, audit-related services, tax services and other services. Management is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

ITEM 15. EXHIBITS

(a)	1.	Consolidated Financial Statements - Included in Part II of this report:
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of December 31, 2011 and 2010
		Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
		Consolidated Statements of Stockholders’ Equity Deficiency for the years ended December 31, 2011 and 2010
		Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
		Notes to Consolidated Financial Statements

	2.	Consolidated Financial Statement Schedules: None.

	3.	Exhibits:

Exhibit Number	Description and Reference

3.1	Amended and Restated Bylaws, as amended July 20, 2000. (4)

3.2	Amendment to Amended and Restated Bylaws, effective June 14, 2005. (3)

3.3	Amendment to Amended and Restated Bylaws, effective October 28, 2005. (8)

3.4	Amendment to Amended and Restated Bylaws, effective January 12, 2007.(13)

3.5	Certificate of Designation, Rights and Preferences of Series D Convertible Preferred Stock of the Company, dated March 31, 2009. (14)

3.6	Amendment to Amended and Restated Bylaws, effective May 11, 2009. (15)

3.7	Certificate of Designation, Rights and Preferences of Series C Convertible Preferred Stock dated June 23, 2009.(16)

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated January 12, 2012 (filed herewith)

4.1	Form of Common Stock Certificate. (7)

4.2	Subscription Agreement dated February 23, 2009 between the Company and Howard M. Jenkins (18)

4.3	Subscription Agreement dated February 26, 2009 between the Company and Harry Ross (20)

4.4	Form of warrant to purchase Series D Preferred Stock issued by the Company on March 31, 2009 (14)

4.5	Form of warrant to purchase Series D Preferred Stock issued by the Company on May 13, 2009 (15)

4.6	Form of 10% Senior Promissory Note issued by the Company to Lloyd I. Miller, III (22)

4.7	Warrant to purchase Common Stock dated April 30, 2010 issued by the Company to Lloyd I. Miller, III (22)

4.8	Subscription Agreement dated April 14, 2010 between the Company and Howard Jenkins (23)

4.9	Convertible promissory note dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.10	Warrant to purchase Common Stock dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.11	Form of 10% Senior Promissory Note issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.12	Form of warrant to purchase Common Stock issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.13	Form of 10% Senior Promissory Note issued by the Company to the Schwarting Revocable Trust (24)

4.14	Form of warrant to purchase Common Stock issued by the Company to the Schwarting Revocable Trust (24)

4.15	Form of 10% Senior Promissory Note issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.16	Form of warrant to purchase Common Stock issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.17	Subscription Agreement dated July 27, 2010 between the Company and Howard Jenkins (26)

4.18	Form of warrant to purchase Common Stock dated June 30, 2010 issued by the Company to Clark Marcus and Giuseppe Crisafi (27)

4.19	Form of warrant to purchase Common Stock dated September 18, 2010 issued by the Company to MSO of Puerto Rico, Inc. (27)

4.20	Form of Subscription Agreement dated August 30, 2011 between the Company and Sherfam Inc. and two individuals. (30)

4.21	Form of Convertible Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.22	Form of Addendum to Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.23	Form of Warrant to Purchase Shares of Common Stock of the Company issued by the Company to Sherfam Inc. and two individuals. (30)

10.1	Form of Stock Option Agreement. *(1)

10.2	Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998. (5)

10.3	Amended and Restated Non-Employee Directors’ Stock Option Plan. *(2)

10.4	Amendment No. 1 to Comprehensive Care Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, effective as of March 23, 2006.* (9)

10.5	Comprehensive Care Corporation 2002 Incentive Plan as amended. *(6)

10.6	Lease Agreement between Comprehensive Behavioral Care, Inc. and Highwoods/Florida Holdings, L.P., dated November 12, 2008. (11)

10.7	Merger Agreement, dated as of January 20, 2009, among Comprehensive Care Corporation, CompCare Acquisition, Inc. and Core Corporate Consulting Group, Inc. (12)

10.8	Employment Agreement dated March 5, 2009 between the Company and Robert J. Landis.*(13)

10.9	Employment Agreement dated May 11, 2009 between the Company and Clark A. Marcus.* (15)

10.10	Callable Convertible Promissory Note dated June 24, 2009 between Comprehensive Care Corporation and Howard Jenkins (19)

10.11	Comprehensive Care Corporation 2009 Equity Compensation Plan*(17)

10.12	Agreement of Exchange and Issuance of Senior Notes and Warrants dated April 30, 2010 between the Company and Lloyd I. Miller, III (22)

10.13	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the James A. & Rosemary L. Meyer Trust (24)

10.14	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the Schwarting Revocable Trust (24)

10.15	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 17, 2010 between the Company and the Linda S. Vogt Indenture Trust (25)

10.16	Agreement for the Provision of Services dated September 18, 2010 between CompCare de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (29)

10.17	Amendment effective May 10, 2011 to the Agreement for the Provision of Services dated September 18, 2010 between CompCare de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (filed herewith)

10.18	Second Amendment to the Agreement for the Provision of Services with an effective date of March 1, 2012, by and between CompCare de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. (31)

14.1	Code of Business Conduct and Ethics (Revised). (10)

16	Letter dated November 19, 2010 from Kirkland, Russ, Murphy & Tapp. PA (“KRMT”) to the U.S. Securities and Exchange Commission stating its agreement with the Company’s statements made concerning KRMT in the Company’s Form 8-K disclosure under Item 4.01 “Changes in Registrant’s Certifying Accountant.” (28)

21.1	List of the Company’s active subsidiaries (filed herewith).

23.1	Consent of Mayer Hoffman McCann P.C. dated March 30, 2012 (filed herewith).

31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Audit Committee Charter (21)

99.2	Compensation and Stock Option Committee Charter (21)

101	The following materials from Comprehensive Care Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.
(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.
(2)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.
(3)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.
(4)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2000.
(5)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.
(6)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.
(7)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.
(8)	Filed as an exhibit to the Company’s Form 8-K, dated November 3, 2005.
(9)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006.
(10)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.
(11)	Filed as an exhibit to the Company’s Form 8-K, dated November 12, 2008.
(12)	Filed as an exhibit to the Company’s Form 8-K, dated January 16, 2009.
(13)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.
(14)	Filed as an exhibit to the Company’s Form 8-K, dated March 31, 2009.
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2009.
(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 17, 2009.
(17)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.
(18)	Filed as an exhibit to the Company’s Form 8-K, dated February 25, 2009.
(19)	Filed as an exhibit to the Company’s Form 8-K, dated June 24, 2009.
(20)	Filed as an exhibit to the Company’s Form 8-K/A, dated January 16, 2009 and filed April 6, 2009.
(21)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009.
(22)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.
(23)	Filed as an exhibit to the Company’s Form 8-K, dated June 10, 2010.
(24)	Filed as an exhibit to the Company’s Form 8-K, dated June 15, 2010.
(25)	Filed as an exhibit to the Company’s Form 8-K, dated June 22, 2010.
(26)	Filed as an exhibit to the Company’s Form 8-K, dated July 28, 2010.
(27)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2010.
(28)	Filed as an exhibit to the Company’s Form 8-K, dated November 19, 2010.
(29)	Filed as an exhibit to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2010.
(30)	Filed as an exhibit to the Company’s Form 8-K, dated August 30, 2011.
(31)	Filed as an exhibit to the Company’s Form 8-K, dated March 5, 2012.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, March 29, 2012.

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

SIGNATURE	TITLE	DATE

/s/ CLARK MARCUS	Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2012
Clark Marcus

/s/ ARNOLD B. FINESTONE	Director	March 29, 2012
Arnold B. Finestone

/s/ ARTHUR K. YEAP	Director	March 29, 2012
Arthur K. Yeap

/s/ JOSHUA I. SMITH	Director	March 29, 2012
Joshua I. Smith

/s/ SHARON KAY RAY	Director	March 29, 2012
Sharon Kay Ray

/s/ DAVID R. PITTS	Director	March 29, 2012
David R. Pitts