Form 10-Q
period 2012-03-31
COMPREHENSIVE CARE CORP
filed 2012-05-21
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of May 17, 2012, there were 59,251,836 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$1,173	$832
Accounts receivable	494	834
Other	516	699

	2,183	2,365

Property and equipment, net	323	392
Goodwill	12,150	12,150
Other intangible assets, net of accumulated amortization of $1,588 and $1,560, respectively	—	28
Other	370	381

	$15,026	$15,316

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
Current liabilities:
Notes payable	$2,609	$2,670
Current portion of long-term debt	4,340	2,467
Accounts payable	1,190	1,323
Accrued claims payable	15,053	14,036
Other accrued expenses	5,863	7,399

	29,055	27,895

Long-term liabilities:
Long-term debt, net of current portion	2,222	3,903

Total liabilities	31,277	31,798

Stockholders’ equity deficiency:
Preferred stock, $50.00 par value, noncumulative:
Series C Convertible, 14,400 shares authorized; 10,434 shares issued and outstanding	522	522
Other series; 981,260 shares authorized; none issued	—	—
Common stock, $0.01 par value; authorized shares: 500,000,000 and 200,000,000 respectively; issued and outstanding 59,251,836	592	592
Additional paid-in capital	25,606	25,455
Deficit	(42,971)	(43,051)

Total stockholders’ equity deficiency	(16,251)	(16,482)

	$15,026	$15,316

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Managed care revenues	$17,890	$18,282

Costs and expenses:
Costs of revenues	16,644	16,529
General and administrative	515	1,161
Depreciation and amortization	96	216

	17,255	17,906

Operating income	635	376

Other income (expense):
Interest expense, including amortization of debt discount of $195 and $189	(563)	(434)
Other non-operating income, net	11	136

Income before income taxes	83	78
Income taxes	3	37

Net income	$80	$41

Net income attributable to common stockholders	$80	$41

Earnings per common share:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

Weighted average common shares outstanding:
Basic	59,252	54,644

Diluted	62,552	67,959

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:

Net cash provided by operating activities	$378	$76

Cash flows from investing activities:
Additions to property and equipment	(1)	(22)

Net cash used in investing activities	(1)	(22)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	300
Proceeds from borrowings	100	100
Debt issuance costs	(8)	—
Repayment of debt	(128)	(146)

Net cash (used in) provided by financing activities	(36)	254

Net increase in cash	341	308
Cash at beginning of period	832	563

Cash at end of period	$1,173	$871

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	158	64

Non-cash investing and financing activities:
Common stock and warrants issued for outside services	—	74

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 1 – DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements for Comprehensive Care Corporation (referred to herein as the “Company,” or “CompCare”) and its subsidiaries have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Interim results for the current period are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the consolidated financial statements and the notes thereto in our most recent annual report on Form 10-K. Certain minor reclassifications of prior period amounts have been made to conform to the current period presentation.

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Comprehensive Behavioral Care, Inc. (“CBC”) and Core Corporate Consulting Group, Inc. (“Core”), each with their respective subsidiaries (collectively referred to herein as “we,” “us” or “our”). Through CBC, we provide managed care services in the behavioral health, substance abuse, and psychotropic pharmacy management fields for commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of health plans. We also provide behavioral pharmaceutical management services for two health plans in Puerto Rico. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided by unrelated vendors on a subcontract basis.

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

NOTE 2 – NOTES PAYABLE

In March 2012, we renewed a 10% promissory note in the amount of $100,000 and a 7% promissory note in the amount of $50,000, each for additional one-year terms. One of the note holders was issued a three-year warrant to purchase 25,000 shares of our common stock at an exercise price of $0.25.

In February 2012, a zero coupon promissory note in the amount of $230,000 matured and was replaced by a new note of similar terms with a face value of $230,000 and a maturity date of May 31, 2012.

In January 2012, a 24%, $90,000 promissory note matured and was renewed with the same terms. Its maturity date was extended to April 1, 2012, at which time it was renewed again with the same terms and a maturity date of July 1, 2012.

In January 2012, a $200,000 promissory note bearing interest at 14% matured. At maturity, $100,000 was repaid and a new 14% note was issued for the remaining $100,000. The new note matured April 30, 2012 and was renewed at 14% until July 31, 2012.

A 24% convertible promissory note in the amount of $2 million issued to a major stockholder was not repaid on its maturity date of June 4, 2011. As of March 31, 2012, interest of approximately $897,000 was due and not yet paid on this promissory note. While negotiating for a resolution with the note holder, we continue to accrue interest at the rate of 24%.

NOTE 3 – LONG-TERM DEBT

Our senior promissory notes in the total amount of approximately $1.7 million matured on April 15, 2012 but were not repaid. We are currently in negotiations with the holders to resolve the default.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

On February 7, 2012, we issued to an investor a $100,000 promissory note paying interest quarterly at 12% and maturing in February 2014. At any time prior to the maturity date, at the election of the holder, all or a portion of the note plus any accrued but unpaid interest may be converted into our common stock at $0.25 per share.

NOTE 4 – CONTINGENCIES

Economic conditions and related risks, concentrations and uncertainties:

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

Going concern uncertainty:

At March 31, 2012, we had a working capital deficiency of approximately $26.9 million and a stockholders’ equity deficiency of approximately $16.3 million resulting from a history of operating losses. Approximately $2.5 million of debt was past due and in default, which had increased to $4.3 million at April 15, 2012. As a result of these conditions, and the aforementioned economic conditions and risks, our ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth in the following paragraph, and is subject to significant uncertainty. Except for the consideration afforded this matter in determining the valuation allowance for deferred tax assets from net operating loss carryforwards (Note 7), the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We expect that with our existing customer contracts, plus the addition of new contracts we are close to obtaining through our marketing efforts, the launch of our new pharmacy management programs, and the expected continuing financial support from our major stockholders and bond holders, that we will be able to improve our cash flows and operating results and sustain current operations over the next year. However, we do not currently maintain a line of credit or other financing arrangement with any financial institution and have not made any arrangements to obtain any additional financing but are looking at various alternative sources of financing if operations cannot support our ongoing plan. Nevertheless, there can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve profitable operations and positive operating cash flows in the near term. Although subject to the general economic conditions, risks and uncertainties discussed in the preceding paragraphs, management believes that our current cash position plus the expected continued support of our major stockholders and bond holders will likely be sufficient to meet our current levels of operations, our ability to achieve our business objectives and continue as a going concern may be dependent upon the success of our plans to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2012.

Concentration, major customer contract:

We currently provide mental health, substance abuse, and pharmacy prescription drugs management services to approximately 210,000 members of a health plan in Puerto Rico on an at-risk basis pursuant to a contract that began in September 2010. The contract accounted for 76.3%, or $13.6 million, of our revenues for the three months ended March 31, 2012. The contract has an initial two-year term with automatic renewals for additional one year terms unless either party provides 90 days prior written notice of its intention not to renew the agreement.

On March 5, 2012, we entered into an amendment with the health plan to extend the contract term to December 31, 2012 and increase the rate for pharmacy management services by approximately 11% effective January 1, 2012. The loss of this customer, without replacement by new business, would adversely affect our future financial results and cash flows and jeopardize our ability to continue as a going concern.

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

Legal matters:

(1)	We are subject to a pending judgment of damages to a former director of approximately $1.3 million, plus a court award to the director of $582,000 as reimbursement of legal fees and payment of interest on the pending judgment. The judgment and award are under appeal, and motions for reconsideration by the Company are pending.

(2)	A subsidiary is subject to a suit for trademark infringement, among other things, in connection with its proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint is seeking monetary damages in the amount of $600,000 and certain injunctive relief. We believe the suit is without merit and intend to vigorously defend ourselves against the allegations asserted.

(3)	In addition, we and a former customer are being sued for damages of approximately $1.7 million for allegedly unpaid claims for behavioral health professional services rendered in 2007 and 2008. We filed a counterclaim for breach of a settlement agreement that we believe previously resolved many of the claims that are the subject of the complaint, which we believe is without merit and are vigorously opposing.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Aside from the litigation described above, as of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

During the three months ended March 31, 2012, we re-evaluated the adequacy of our provision for possible litigation settlements and legal defense costs and made adjustments to reduce the provision by the amount of approximately $1.6 million, which resulted in an equal reduction of general and administrative expense. The reduction is primarily due to the acquisition by the Company of a judgment (“Acquired Judgment”) owed by an individual that also has pending judgments against us, as described in item (1) under Legal Matters immediately above. Should the individual prevail in the case, the Acquired Judgment plus statutorily added interest will be used to effectively offset the damages owed by us, and accordingly we have reduced the provision for possible litigation settlements in our financial records. Management believes that the remaining provision is adequate for the estimated probable minimum losses, including legal defense costs, to be incurred from the litigation described above. In addition, our operating expenses were reduced by the reversal of $0.3 million in accrued bonuses and consulting.

Other:

In connection with an agreement with a new customer to provide mental health, substance abuse and pharmacy prescription drugs management services in Puerto Rico, we obtained a letter of credit from a bank in the amount of $4.0 million to assure our the customer of our compliance with our obligations under the agreement. Under such agreement, the customer may draw on all or part of the letter of credit under certain defined circumstances. Collateral for the letter of credit was provided by a major stockholder of the Company. If the client draws upon the letter of credit, we may become liable to our major stockholder for the amount of collateral accessed by the bank to fulfill its obligations under the letter of credit.

We also obtained a letter of credit in 2011 in the approximate amount of $1.9 million to collateralize two surety bonds that permit our appeal of judgments against us related to the matter described in item (1) under Legal Matters above.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable and accounts payable approximate their estimated fair value due to the short-term nature of these instruments. Since our other financial liabilities are not traded in an open market, we generally use a present value technique, which is a level 3 input, as defined in generally accepted accounting principles, to measure the estimated fair value of these financial instruments, except for valuing stock options and warrants. The rate used for discounting expected cash flows is a risk-free rate adjusted for systematic and unsystematic risk.

The carrying amounts and estimated fair values of these financial instruments (all are liabilities) at March 31, 2012, are as follows (in thousands):

	Carrying Amount	Estimated Fair Value
Promissory notes	$4,590	$4,590
Zero-coupon promissory notes	230	225
Debentures	549	574
Senior promissory notes	1,758	1,837
Long-term promissory notes	1,900	1,920
Less: unamortized discount	(172)	—

Net liabilities	$8,855	$9,146

NOTE 6 – EQUITY INSTRUMENTS

Our Series C preferred stock is currently convertible into common stock at the rate of approximately 316.28 common shares for each share of Series C preferred, adjustable for any dilutive issuances of common occurring in the future. Series C preferred shares vote with the common stockholders on an as-converted basis. The shares are nonparticipating except that dividends, when declared by our Board of Directors must be paid before any dividends are paid on our common stock. Other significant rights and preferences of the Series C preferred include:

•	the right to vote as a separate class to appoint five directors of the Company, and

•

liquidation preferences, whereby the Series C holders have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up (the value of the liquidation preference is $250 per share, or approximately $2.6 million at March 31, 2012).

We also have a class of convertible preferred stock, Series D, that is authorized but for which no vested shares were outstanding at March 31, 2012. On January 4, 2012, 250 shares of Series D stock were issued that do not vest until the tenth anniversary of the grant date and are therefore will not be considered outstanding until that time. Such shares were issued in exchange for the cancelation of 120 previously granted warrants to purchase Series D shares. Once vested, a Series D preferred share will be convertible at any time into 100,000 shares of common stock, subject to adjustment in the event of any common stock dividend, split, combination thereof or other similar recapitalization, without additional consideration. Each Series D convertible preferred share is entitled to the number of votes equal to those of 500,000 shares of common stock, irrespective of whether the share is vested. Unless otherwise required by applicable law, holders of vested shares of Series D will have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders. Holders of Series D convertible preferred shares also enjoy certain specified liquidation and dividend preferences prior to and subsequent to vesting.

STOCK INCENTIVE COMPENSATION PLANS

WARRANTS:

We periodically issue warrants to purchase shares of our common and preferred stock for the services of employees and non-employee directors.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

To Purchase Common Stock:

During the quarter ended March 31, 2012, we issued to a note holder an immediately exercisable, three-year warrant to purchase 25,000 shares of our common stock at a price of $0.25. We recognized approximately $8,600 of compensation costs related to warrants to purchase common stock during the three months ended March 31, 2012. Total unrecognized compensation costs related to warrants as of March 31, 2012 was approximately $253,000 which is expected to be recognized over a weighted-average period of 30 months. The total fair value of warrants vested during the three months ended March 31, 2012 was $5,708.

A summary of our warrant activity for the three months ended March 31, 2012 and 2011 follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	41,057,583	$0.35	4.86 years
Granted	25,000	$0.25
Forfeited or expired	(100,000)	$0.53

Outstanding at March 31, 2012	40,982,583	$0.35	4.61 years

Exercisable at March 31, 2012	39,315,583	$0.33	4.67 years	—

Outstanding at January 1, 2011	27,209,750	$0.38	4.25 years
Granted	1,291,500	$0.89
Reclassified	500,000	$0.55
Forfeited, expired, or cancelled	(650,000)	$0.51

Outstanding at March 31, 2011	28,351,250	$0.40	4.05 years

Exercisable at March 31, 2011	25,026,250	$0.34	4.01 years	—

To Purchase Series D Convertible Preferred Stock:

As of March 31, 2012, there were warrants outstanding to purchase up to 100 shares of our Series D convertible preferred stock, all of which expire May 13, 2012. Each warrant may be exercised at any time prior to expiration at $25,000 per share. Each share of Series D Convertible Preferred Stock acquired through exercise of a warrant is convertible into 100,000 shares of our common stock at any time. For the presentation below, warrants to purchase shares of Series D Convertible Preferred Stock are stated in common shares, as if the warrant was exercised and the resulting Series D Convertible Preferred Stock was converted. The exercise price of the warrant has been similarly adjusted to an as-converted to common stock equivalent. A summary of our warrant activity for the three months ended March 31, 2012 and 2011 follows:

Warrants	Underlying Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	39,000,000	$0.25	0.31 years
Cancelled or expired	(29,000,000)	—

Outstanding at March 31, 2012	10,000,000	$0.25	0.12 year

Exercisable at March 31, 2012	10,000,000	$0.25	0.12 year	—

Outstanding at January 1, 2011	39,000,000	$0.25	1.31 years
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2011	39,000,000	$0.25	1.06 years

Exercisable at March 31, 2011	39,000,000	$0.25	1.06 years	—

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

OPTIONS:

From time-to-time, we grant stock options as compensation for services to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have three active incentive qualified option plans, the 1995 Incentive Plan, the 2002 Incentive Plan and the 2009 Equity Compensation Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. For the 2009 Equity Compensation Plan, the vesting period is determined by the Compensation Committee. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of common shares authorized for issuance of options totals 52,000,000 under the Plans. As of March 31, 2012, there were a total of 43,838,600 options available for grant and 7,130,400 options outstanding, 6,439,400 of which were exercisable, under the Plans.

In addition, under our Non-employee Directors’ Stock Option Plan, we are authorized to issue non-qualified stock options to our non-employee directors for up to 1,000,000 common shares. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of March 31, 2012, there were 776,668 shares available for option grants and 125,000 options outstanding under the non-qualified directors’ plan, 65,000 of which were exercisable.

As of March 31, 2012, we also had 1,500,000 options outstanding and exercisable. These options were issued outside the option plans described above.

A summary of our option activity for the three months ended March 31, 2012 and 2011 follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	8,795,400	$0.33	7.74 years
Forfeited or expired	(40,000)	$0.38

Outstanding at March 31, 2012	8,755,400	$0.33	7.49 years

Exercisable at March 31, 2012	8,004,400	$0.33	7.40 years	—

Outstanding at January 1, 2011	2,611,100	$0.50	8.09 years
Granted	25,000	$0.23	9.82 years

Forfeited or expired	(464,750)	$0.30

Outstanding at March 31, 2011	2,171,350	$0.54	7.77 years

Exercisable at March 31, 2011	1,178,500	$0.66	7.02 years	—

Total recognized compensation costs during the three months ended March 31, 2012 were approximately $95,000. As of March 31, 2012, there was approximately $215,000 of unrecognized compensation cost related to options expected to be recognized over a weighted-average period of 16 months. We might have recognized approximately $18,000 of tax benefits attributable to stock-based compensation expense recorded during the quarter ended March 31, 2012. However, this potential benefit was fully offset by our valuation allowance due to the aforementioned significant uncertainty of future realization. The total fair value of options vested during the three months ended March 31, 2012 was $11,148.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 7 – INCOME TAXES

We are subject to the income tax jurisdictions of the U.S., Puerto Rico, as well as multiple state tax jurisdictions. Our provisions for income taxes for the three months ended March 31, 2012 and 2011 represented solely income tax expenses for certain states. We incurred approximately $27,000 of federal income tax expense, which was fully offset by a decrease in the valuation allowance provided against deferred tax assets. We continue to maintain an effective 100% valuation allowance against the balance of the net deferred tax assets.

Management has evaluated our tax positions taken or to be taken on income tax returns that remain subject to examination (i.e., tax years 2008 and thereafter federally, earlier for certain states,), and has concluded that there are no uncertain tax positions, as defined in generally accepted accounting principles, that require recognition or disclosure in the consolidated financial statements.

NOTE 8 – PER SHARE DATA

For the periods presented, the following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders (amounts in thousands, except per share data):

	March 31,
	2012	2011
Numerator:
Net income attributable to common stockholders	$80	$41
Denominator:
Weighted average common shares – basic	59,252	54,644
Effect of dilutive securities:
Series C convertible preferred stock	3,300	4,555
Stock options	—	14
Warrants	—	8,746

Weighted average common shares – diluted	62,552	67,959

Earnings per share:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

NOTE 9 – SUBSEQUENT EVENTS

Other than the changes in our outstanding debt instruments described in Notes 2 and 3, no events were identified that in our opinion require accounting recognition or disclosure in these financial statements.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

care, seasonality, our ability to obtain additional financing, and other risks detailed herein and from time to time in our filings with the SEC. The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto of CompCare and subsidiaries appearing elsewhere in this report.

OVERVIEW

The Company provides health care services and products through its primary operating subsidiaries, Comprehensive Behavioral Care, Inc. (“CBC”) and Core Corporate Consulting Group, Inc. (“Core.”)

Through CBC and its subsidiaries, we provide managed behavioral healthcare, substance abuse, and psychotropic pharmacy management services. We provide these services primarily to commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) health plans. Additionally, CBC provides pharmacy and analytic services for its health plan customers to integrate medical claims data and pharmacy data into actionable information so patient care can be coordinated cost effectively. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts.

SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended
	March 31,
	2012	2011
At-risk behavioral contracts	$7,476	$9,569
Administrative services only contracts	817	702
At-risk pharmacy contracts	9,597	8,011

	$17,890	$18,282

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

The services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient programs and crisis intervention services. We do not directly provide treatment or own any treatment facility.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Under at-risk arrangements, the number of covered members as reported to us by our clients determines the amount of premiums we receive, which is independent of the cost of services rendered to members. The amount of premiums we receive for each member is fixed by our contract at the beginning of our contract term. Under certain circumstances these premiums may be subsequently adjusted up or down, or the contract terminated, generally at the commencement of each renewal period.

Our largest expense is the cost of behavioral health services and pharmacy drugs that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating expenses based on an increase in the number and frequency of our members seeking behavioral care services, our profitability depends on our ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums we receive under at-risk arrangements. Providing services on an at-risk basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to control or otherwise anticipate healthcare costs. Accrued claims payable and claims expense are our most significant critical accounting estimates. See “Critical Accounting Policies and Estimates” below.

We manage programs through which services are provided to recipients in 23 states, the District of Columbia and Puerto Rico. Our objective is to provide easily accessible, high quality behavioral healthcare and pharmacy services and to manage costs through measures such as the monitoring of hospital inpatient admissions and the review of authorizations for various types of outpatient therapy. Our goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.

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

RECENT DEVELOPMENTS

Senior Promissory Note Default

We were unable to repay our 10% senior promissory notes in the amount of $1,758,563 on the maturity date of April 15, 2012. We are currently in negotiations with the holders to resolve the default.

Contract Termination

On March 26, 2012, we received a letter from a customer terminating our contract effective July 1, 2012. Under the contract we provide behavioral healthcare services on an at-risk and ASO basis to approximately 204,000 Medicaid and Medicare members. The contract accounted for 5.2% or $0.9 million, and 5.3%, or $1.0 million, of our revenues for the three months ended March 31, 2012 and 2011, respectively. As this contract resulted in an operating loss for 2011, its elimination slightly improves our prospects for future profitability.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Rate Increase – Major Contract

On March 5, 2012, we entered into an amendment of our major Puerto Rico contract which provided approximately 76% of our operating revenue during the three months ended March 31, 2012 and under which we provide mental health, substance abuse treatment, and pharmacy management services. Pursuant to the amendment, the original contract term was extended to December 31, 2012 and the contract rate for pharmacy management services was increased by approximately 11% effective January 1, 2012.

New or Increased Business

On March 1, 2012, we began supplying behavioral health services on an at-risk basis to approximately 7,000 members of a Texas health plan that serves Medicaid and CHIP beneficiaries.

In February 2012, we added approximately 40,000 lives to our covered membership through the increased business of an existing customer. We will provide behavioral health care services to participants of the In-home Support Services Workers Health Care Program in Los Angeles County, California.

Effective January 1, 2012, we began providing behavioral health services to approximately 39,000 members of a Medicare Advantage population serviced by a health plan in the states of Missouri and Washington. Services will be provided on an at-risk basis.

Increase in Authorized Common Shares

Effective January 13, 2012, we increased the number of authorized shares of our common stock that we may issue from 200 million to 500 million , based on an affirmative vote by written consent of a majority of our shareholders.

Pharmaceutical Drug Management Initiative

We have recently launched an effort to expand our drug management program. We will offer to manage on an at-risk basis prescription drug programs for health plans. We believe we can reduce drug costs for our clients that utilize our program.

RESULTS OF OPERATIONS

Three months ended March 31, 2012 vs. 2011

Revenues.

At-risk behavioral health contracts: Operating revenues from at-risk contracts decreased by 21.9%, or approximately $2.1 million, to $7.5 million for the three months ended March 31, 2012, compared to $9.6 million for the three months ended March 31, 2011. The decrease was primarily attributable to the loss of customers in Missouri, Texas and Wisconsin during the fourth quarter of 2011 that accounted for $3.1 million of revenue for the three months ended March 31, 2011. The decrease was offset by approximately $1.1 million in additional revenues from new and previously existing customers.

ASO contracts: Revenue from ASO contracts increased by 16.4%, or approximately $0.1 million, to $0.8 million for the three months ended March 31, 2012, due primarily to additional revenue from the expansion of business of previously existing ASO customers.

Pharmacy management contracts: Pharmacy revenue increased by 19.8% to $9.6 million for the three months ended March 31, 2012, from approximately $8.0 million for the three months ended March 31, 2011, attributable primarily to a 9.9% increase in membership and a contract rate increase effective January 1, 2012 from our major customer in Puerto Rico.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Costs of revenues.

Claims costs, at-risk behavioral health contracts: Claims expense on at-risk contracts decreased by 20.2%, or approximately $1.3 million, to $5.0 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease was primarily attributable to a lack of claims for three contracts that were terminated during the fourth quarter of 2011 described above as compared to $2.5 million of claims costs for these contracts for the comparable period. The claims costs decrease was offset by increases of $0.7 million and $0.3 million resulting from the expansion of existing contracts and the addition of new at-risk business, respectively. Claims costs as a percentage of at-risk revenues increased to 67.2% for the three months ended March 31, 2012, from 65.8% for the three months ended March 31, 2011, attributable to higher utilization.

Pharmacy drug costs: Pharmacy costs increased by 16.8%, or approximately $1.4 million, to $9.6 million for the three months ended March 31, 2012 as compared to $8.3 million for the three months ended March 31, 2011. Pharmacy costs as a percentage of pharmacy revenue decreased from 103.0% for the three months ended March 31, 2011 to 100.5% for the three months ended March 31, 2012 due to an increase in the contract rate effective January 1, 2012 for one major customer in Puerto Rico.

Other healthcare operating costs: Other healthcare costs, attributable to servicing both at-risk contracts and ASO contracts, were approximately $2.0 million for each of the three month periods ended March 31, 2012 and 2011. Total healthcare costs as a percentage of total operating revenue increased slightly to 11.0% for the three months ended March 31, 2012 compared to 10.8% for the three months ended March 31, 2011.

General and administrative expense: General and administrative expense decreased by 55.6%, or approximately $0.6 million, to $0.5 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The decrease was primarily attributable to a $1.6 million reduction in legal expense due to an adjustment of an estimated legal settlement provision. As a percentage of total operating revenue, general and administrative expense decreased to 2.9% for the three months ended March 31, 2012 compared to 6.4% for the three months ended March 31, 2011, attributable to the aforementioned.

Interest expense. Interest expense, excluding amortization of debt discount, increased by approximately $123,000 for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011 due to an increase in the weighted average amount of debt outstanding to $9.4 million for the three months ended March 31, 2012 from $5.8 million for the comparable prior period net of a decline in the effective interest rate, excluding amortization of debt discount, for the three months ended March 31, 2012, to approximately 15.8% from 17.0% for the same period in 2011, which was the result of adding $3.5 million in debt at 14% during the second half of 2011.

Income taxes. Our provisions for income taxes for the three months ended March 31, 2012 and 2011 represented solely income tax expenses for certain states. Our effective income tax rate for the three months ended March 31, 2012 was 3.6% as compared to 47.4% for the comparable period. The decrease was mainly due to the loss of business in the states where we provided for income taxes.

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

Revenue recognition. The majority of our managed care activities are performed under at-risk arrangements pursuant to terms of agreements primarily with health plans to provide contracted behavioral healthcare and pharmacy management services to subscribing members. For the three months ended March 31, 2012 and 2011, such agreements accounted for 95.4%, or $17.1 million, and 96.2%, or $17.6 million, respectively, of our revenue. Revenue under these agreements is earned continuously over time regardless of services actually provided and, therefore, is recognized monthly based on the number of qualified members. The information regarding qualified members is

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

supplied by our clients, and we review member eligibility records and other reported information to verify its accuracy and determine the amount of revenue to be recognized. The remaining balance of our revenues is earned and recognized as services are delivered on a non-risk basis.

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

Accrued claims payable. Claims expense, a major component of cost of care, is recognized in the period in which an eligible plan member actually receives services and includes incurred but not reported (“IBNR”) claims. We contract with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive the service, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees, if required. If all of these requirements are met, the claim is entered into our claims system for payment.

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

Whenever we believe it is probable that a future loss will be incurred under a managed care contract based on an expected premium deficiency and we are unable to cancel our obligation or renegotiate the contract, we record a loss in the amount of the expected future losses. We perform our loss accrual analysis on a contract-by-contract basis by taking into consideration various factors such as future contractual revenue, estimated future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The estimated future healthcare and maintenance costs are based on historical trends and expected future cost increases. Our analysis at March 31, 2012 did not identify any loss contracts other than a contract previously identified at December 31, 2011, for which we have pending a rate increase request. Based on available information, we continue to maintain a $450,000 allowance for a contract loss, which we believe to be adequate as of March 31, 2012.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

•	Occurrence of catastrophes;

•	Changes in benefit plan design; and

•	The impact of present or future state and federal regulations.

The accrued claims payable ranges were between $15.0 and $15.1 million at March 31, 2012 and between $13.9 and $14.1 million at December 31, 2011. Based on the information available, we determined our best estimate of the accrued claims liability to be $15.1 million at March 31, 2012 and $14.0 million at December 31, 2011. Our accrued claims liability at March 31, 2012 and December 31, 2011 includes approximately $9.9 million and $7.3 million, respectively, of submitted and approved but unpaid claims, $4.7 million and $6.2 million for IBNR claims, respectively, and $0.5 million and $0.5, respectively, of contract loss allowance. A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at March 31, 2012 could increase our claims expense by approximately $120,000. Actual claims incurred could differ from estimated claims accrued.

Goodwill. We evaluate at least annually the amount of our recorded goodwill by performing impairment tests that compare the carrying amount to an estimated fair value, based on level 3 inputs as defined in generally accepted accounting principles. Management considers both the income and market approaches in the fair value estimation. In estimating the fair value under the income approach, management makes its best assumptions regarding future cash flows and applies a discount rate to the cash flows to yield a present, fair value of equity. The market approach is based primarily on reference to transactions including our common stock and the quoted market prices of our common stock. However, actual results may differ significantly from management’s assumptions, resulting in a potentially adverse impact to our consolidated financial statements.

Since December 31, 2011, there had been no changes in the conditions affecting the valuation of goodwill that would require us to re-evaluate goodwill for impairment at March 31, 2012.

Income taxes. Computing our provision for income taxes involves significant judgment and estimates particularly in relation to the realization of deferred tax assets from net operating loss carryforwards, uncertain income tax positions, and in estimating the probable annual effective income tax rates for interim financial reporting periods.

At March 31, 2012, we have federal net operating loss carryforwards of approximately $34.0 million, the deductibility of $29.4 million of which is presently limited under Section 382 of the Internal Revenue Code to approximately $361,000 annually due to recent changes in control of the Company. We are particularly vulnerable to additional changes in control in the near term due to probable future equity dilution or possible takeover resulting in further loss of our ability to utilize the remaining carryforwards pursuant to Section 382. In addition, as of March 31, 2012, the Company continues to be in a deficit position. Based on this evidence, and the uncertainty as to our ability to continue as a going concern and current economic conditions discussed under LIQUIDITY AND CAPITAL RESOURCES below, we concluded that at this time, it is not more likely than not that the Company’s deferred tax assets, which relate primarily to the federal net operating losses, will be realizable within the carryforward period. Accordingly, the Company continues to maintain an effective 100% valuation allowance against the balance of these deferred tax assets at this time. Our judgments regarding future taxable income may change due to many factors, including changes in operating results from changing economic or market conditions, or changes in tax laws, operating results or other factors.

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

CONCENTRATION OF RISK

For the three months ended March 31, 2012, approximately 76.3% of our operating revenue was attributable to a health plan customer serving Medicare members in Puerto Rico. The term of the contract is for two years and is automatically renewable for additional one-year periods. On March 5, 2012, we entered into an amendment with the

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

health plan to extend the contract term to December 31, 2012 and increase the rate for pharmacy management services by approximately 11% effective January 1, 2012. Each party has the right to terminate after 60 days prior written notice in the event of a material breach of the contract, except that a breach involving either party’s financial obligations requires a 30 day notice. The breaching party will have 30 days to cure the breach to prevent termination of the contact. The loss of this customer, without replacement by new business, would adversely affect our future financial results and jeopardize our ability to continue as a going concern (see LIQUIDITY AND CAPITAL RESOURCES, below).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had a working capital deficiency of approximately $26.9 million and a stockholders’ equity deficiency of approximately $16.3 million resulting from a history of operating losses. Approximately $2.5 million of debt was past due and, therefore, in default. As a result of these conditions, and the economic conditions and risks discussed in the second paragraph, below, our ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth in the following paragraphs, and is subject to significant uncertainty. In their report on our most recent audited financial statements as of and for the year ended December 31, 2011, our independent auditors expressed substantial doubt as to our ability to continue as a going concern. Except for its consideration in establishing our valuation allowance for deferred tax assets, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

We are negotiating with lenders and expect to establish payment plans in the near future to cure certain debt defaults. We also expect that with our existing customer contracts, plus the addition of new contracts we are close to obtaining through our marketing efforts, including the launch of our new pharmacy management program, and the expected continuing financial support from our major stockholders and bondholders, that we will be able to improve our cash flows and operating results and sustain current operations over the next year. However, we do not currently maintain a line of credit or term loan with any commercial bank or other financial institution and have not made any arrangements to obtain such additional financing but are looking at various alternative sources of financing if operations cannot support our ongoing plan. Nevertheless, there can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve profitable operations and positive operating cash flows. Although management believes that our current cash position plus the expected continued support of our major stockholders will be sufficient to meet our current levels of operations, failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during the remainder of 2012 would adversely affect our ability to achieve our business objectives and continue as a going concern.

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

Our primary internal source of liquidity (i.e., from operations) on an on-going basis consists of the monthly capitation payments we receive from our clients for providing managed care services. Based on historical experience, there is a high degree of certainty with respect to the reliability and timing of these payments from continuing contracts. However, the expiration or termination of existing contracts or commencement of new contracts may cause our operational cash flow to vary significantly.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party could have a material adverse effect on our business, or our future results of operations, cash flows or financial condition except as described below:

(1)	We initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman, fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract. The jury also found that Mr. Katzman was not entitled to damages. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. In February 2011, the Company filed a Notice of Appeal, posted a collateralized appeal bond for approximately $1.3 million, and filed a motion for reconsideration. The appeal is set to be heard in May 2012.

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

(2)	On September 21, 2010, a complaint entitled “InfoMC, Inc. v. Comprehensive Behavioral Care, Inc. and CompCare de Puerto Rico, Inc.” was filed against us alleging, among other things, that the Company improperly used InfoMC, Inc.’s trademarks in connection with CompCare de Puerto Rico Inc.’s proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint asserts claims for federal trademark infringement, false advertising, unfair competition, conversion, promissory estoppel and unjust enrichment. The plaintiff is seeking monetary damages in the amount of $600,000 and certain injunctive relief. We filed a motion to dismiss the complaint which was denied on March 30, 2012, but our motion to transfer the case to the District of Puerto Rico was granted effective April 30, 2012. We believe the suit is without merit and if the case proceeds, we intend to vigorously defend ourselves against the allegations asserted.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

(3)	On January 5, 2011, a complaint entitled “Community Hospitals of Indiana, Inc. vs. Comprehensive Behavioral Care, Inc. and MDwise, Inc.” was filed against us. The complaint claims damages of approximately $1.7 million from us and MDwise, Inc., a former client, for allegedly unpaid claims for behavioral health professional services rendered between 2007 and 2008. The complaint alleges, among other things, breach of contract and unjust enrichment, and requests recovery of alleged losses despite the absence of a contract between us and complainant. We believe the suit against the Company is without merit and are vigorously opposing the litigation.

Management believes that the Company has made adequate provision for any estimated probable losses, including legal defense costs, from the litigation described above. Management also believes that the resolution of these matters will not have a material adverse effect on the Company’s future financial condition or results of operations.

ITEM 1A. RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period March 16, 2012 through April 30, 2012, we issued warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

•

On March 16, 2012, we issued a warrant to an investor who agreed to renew a loan of $100,000 to us. The warrant had a three year term and is exercisable at $0.25 per share to purchase 25,000 shares of our common stock. The warrant was vested in full at issuance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We were unable to repay our 10% senior promissory notes in the amount of $1,758,563 on the maturity date of April  15, 2012. We are currently in negotiations with the holders to resolve the default.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated January 12, 2012, incorporated by reference to Exhibit 3.8 to our Form 10-K Annual Report dated December 31, 2011 and filed March 30, 2012.

10.1	Second Amendment to the Agreement for the Provision of Services with an effective date of March 1, 2012, by and between CompCare de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report dated March 5, 2012 and filed March 8, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Comprehensive Care Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

May 21, 2012

By	/s/ CLARK A. MARCUS
Clark A. Marcus
Chief Executive Officer and Chairman
(Principal Executive Officer)

By	/s/ ROBERT J. LANDIS
Robert J. Landis
Acting Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)