Form 10-Q
period 2012-06-30
COMPREHENSIVE CARE CORP
filed 2012-08-14
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, there were 59,251,836 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$1,491	$832
Accounts receivable	1,204	834
Other	559	699

	3,254	2,365

Property and equipment, net	265	392
Goodwill	12,150	12,150
Other intangible assets, net of accumulated amortization of $1,560 in 2011	—	28
Other	352	381

	$16,021	$15,316

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
Current liabilities:
Notes payable:
Related parties	$2,040	$2,090
Other	2,021	580
Current portion of long-term debt:
Related parties	1,000	—
Other	3,584	2,467
Accounts payable	1,176	1,323
Accrued claims payable	14,593	14,036
Other accrued expenses	5,745	7,399

	30,159	27,895

Long-term liabilities:
Long-term debt, net of current portion:
Related parties	—	1,000
Other	408	2,903

Total liabilities	30,567	31,798

Stockholders’ equity deficiency:
Preferred stock, $50 par value:
Series C Convertible; 14,400 shares authorized; 10,434 shares issued and outstanding	522	522
Series D Convertible; 7,000 shares authorized; 250 shares issued and outstanding in 2012; none vested	—	—
Other series; 974,260 shares authorized; none issued	—	—
Common stock, $0.01 par value; authorized shares: 500,000,000 and 200,000,000; issued and outstanding 59,251,836	592	592
Additional paid-in capital	25,704	25,455
Deficit	(41,364)	(43,051)

Total stockholders’ equity deficiency	(14,546)	(16,482)

	$16,021	$15,316

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Managed care revenues	$18,124	$18,557	$36,014	$36,839

Costs and expenses:
Costs of revenues	13,765	18,794	30,409	35,323
General and administrative	2,226	2,982	2,741	4,143
Depreciation and amortization	60	218	156	434

	16,051	21,994	33,306	39,900

Operating income (loss)	2,073	(3,437)	2,708	(3,061)

Other income (expense):
Interest expense, including $159, $126, $319 and $244, respectively, to related parties, and amortization of debt discount of $75, $221, $270 and $410, respectively	(465)	(468)	(1,028)	(902)
Other non-operating income (loss), net	1	(29)	12	107

Income (loss) before income taxes	1,609	(3,934)	1,692	(3,856)
Income taxes	2	36	5	73

Net income (loss)	$1,607	$(3,970)	$1,687	$(3,929)

Net income (loss) attributable to common stockholders	$1,607	$(3,970)	$1,687	$(3,929)

Earnings (loss) per common share:
Basic	$0.03	$(0.07)	$0.03	$(0.07)

Diluted	$0.02	n/a	$0.02	n/a

Weighted average common shares outstanding:
Basic	59,252	55,784	59,252	55,217

Diluted	88,434	n/a	81,787	n/a

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$812	$548

Cash flows from investing activities:
Additions to property and equipment	(2)	(22)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	300
Proceeds from borrowings:
Related parties	—	200
Other	100	—
Debt issuance costs	(8)	—
Repayment of debt:
Related parties	(50)	(100)
Other	(193)	(199)

Net cash (used in) provided by financing activities	(151)	201

Net increase in cash	659	727
Cash at beginning of period	832	563

Cash at end of period	$1,491	$1,290

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, including related party interest of $11 and $2, respectively	405	227

Property acquired under capital leases	—	37

Common stock and warrants issued for outside services	—	84

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

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, Comprehensive Behavioral Care, Inc. (“CBC”) and Core Corporate Consulting Group, Inc. (“Core”), each with their respective subsidiaries (collectively referred to herein as “we,” “us” or “our”). Through CBC, we provide managed care services in the behavioral health, substance abuse, and psychotropic pharmacy management fields for commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members on behalf of health plans. We also provide behavioral pharmaceutical management services for two health plans in Puerto Rico. Our managed care operations include at-risk behavioral health contracts, at-risk pharmacy management contracts, and administrative service agreements. The customer base for our services includes both private and governmental entities. Our services are provided by unrelated vendors on a subcontract basis.

NOTE 2 – NOTES PAYABLE

In May 2012, a zero coupon promissory note in the amount of $230,000 matured and was replaced by a new note of similar terms with a face value of $230,000 and a maturity date of August 31, 2012.

In April 2012, a 14%, $100,000 convertible promissory note matured and was renewed on the same terms until July 31, 2012, at which time the note was again renewed. The new note utilizes the same terms as the previous note and has a maturity date of October 31, 2012.

A 24% convertible promissory note in the amount of $2 million issued to a related party, a major stockholder, was not repaid on its maturity date of June 4, 2011, and is currently in default. As of June 30, 2012, interest of approximately $1.0 million was also due and in default on this promissory note. We continue to accrue interest at the rate of 24% and include these obligations in current liabilities (Note 4).

NOTE 3 – LONG-TERM DEBT

Our senior promissory notes payable to unrelated parties in the total amount of approximately $1.8 million matured on April 15, 2012, but were not repaid. However, during June, July, and August of 2012, we reached agreement with holders of approximately $1.7 million of the notes, or approximately 98%, to renew the notes for an additional year. The notes will mature April 15, 2013 and bear interest at 14% effective from April 15, 2012. Although we expect to negotiate the same note modifications with the remaining senior note holders in the near future, we cannot provide any assurance of the ultimate success of these negotiations.

NOTE 4 – CONTINGENCIES

Economic conditions and related risks, concentrations and uncertainties:

The United States and other parts of the world have been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability, which are likely to continue to have far-reaching effects on economic activity for an indeterminate period. The effects and probable duration of these conditions on our ability to obtain continued support from our major stockholders and other lenders, success in our marketing efforts, and ultimately, profitable operations and positive cash flows, cannot be estimated at this time.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Going concern uncertainty:

At June 30, 2012, we had a working capital deficiency of approximately $26.9 million and a stockholders’ equity deficiency of approximately $14.5 million resulting from a history of operating losses. Approximately $2.8 million of debt was past due and in default. As a result of these conditions, and the aforementioned economic conditions and related risks, our ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth in the following paragraph, and is subject to significant uncertainty. Management has determined that these conditions have not contributed to any impairment of the Company’s goodwill at this time, and the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty, except for the consideration afforded this matter in determining the valuation allowance for deferred tax assets from net operating loss carryforwards (Note 7).

Although we cannot provide any assurance in this respect, we believe that subject to the general economic conditions, risks and uncertainties discussed in the preceding paragraphs, (a) with our existing customer contracts, plus the addition of new contracts we believe we are close to obtaining through our marketing efforts, and the launch of new pharmacy management programs, and (b) the expected continuing financial support from our major stockholders and bondholders, that we will be able to improve our cash flows and operating results in the near term and sustain current operations over the next year. However, we do not currently maintain a line of credit or other financing arrangement with any financial institution and have not made any arrangements to obtain any additional financing but are looking at various alternative sources of financing if operations cannot support our ongoing plan. Nevertheless, there also can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve the expected profitable operations and positive operating cash flows in the near term. Accordingly, our ability to achieve our business objectives and continue as a going concern is dependent upon the success of the foregoing plans to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during the next year.

Concentration, major customer contract:

We currently provide mental health, substance abuse, and pharmacy prescription drugs management services to approximately 212,000 members of a health plan in Puerto Rico on an at-risk basis pursuant to a contract that expires in September 2012. The contract accounted for 76.5%, or $27.6 million, of our revenues for the six months ended June 30, 2012. The contract provided for automatic renewals for additional one year terms unless either party provides 90 days prior written notice of its intention not to renew the agreement. However, on March 5, 2012, the contract with the aforementioned health plan in Puerto Rico was amended to extend the contract term to December 31, 2012, and to increase the rate to be paid to the Company for pharmacy management services by approximately 11% retroactively effective January 1, 2012.

In addition, we resolved a contract interpretation dispute for $2.2 million with the health plan against the cost of pharmacy drugs for which it was agreed that we are not responsible under the contract. The contract dispute resolution removes the cost of pharmacy drugs prescribed for non-mental health conditions charged to us by the health plan’s pharmacy benefit manager from the contract’s inception to April 2012. The contract resolution reduced our pharmacy cost by $2.2 million during the three months ended June 30, 2012. Additionally, the dispute resolution required us to establish a designated bank account in the name of our client for the payment of claims associated with this client.

The aforementioned health plan in Puerto Rico has the ability to cancel the contract without cause by providing at least 90 days prior written notice, and in the event of a material breach of the contract, each party has the right to terminate after 60 days prior written notice, except that a breach involving either party’s financial obligations requires only 30-day notice. The foregoing notwithstanding, the breaching party would have 30 days to cure the breach to prevent termination of the contact. The loss of this customer, without replacement by new business, would adversely affect our future financial results and jeopardize our ability to continue as a going concern.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Legal matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Aside from the litigation described below, as of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

(1)	We are subject to a pending judgment of damages to a former director of approximately $1.9 million including an award for reimbursement of legal fees and payment of interest. The judgment and award are under appeal, and motions for reconsideration by the Company are pending.

(2)	A subsidiary is subject to a suit for trademark infringement, among other things, in connection with its proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint is seeking monetary damages in the amount of $600,000 and certain injunctive relief. We believe the suit is without merit and intend to vigorously defend ourselves against the allegations asserted.

(3)	In addition, we and a former customer are being sued for damages of approximately $1.7 million for allegedly unpaid claims for behavioral health professional services rendered in 2007 and 2008. We filed a counterclaim for breach of a settlement agreement that we believe previously resolved many of the claims that are the subject of the complaint, which we believe is without merit and are vigorously opposing.

During the six months ended June 30, 2012, we re-evaluated the adequacy of our provision for possible litigation settlements and legal defense costs and made adjustments to reduce the provision by the amount of approximately $1.6 million, which resulted in an equal reduction of our first quarter general and administrative expense. The reduction is due to the Company obtaining an offsetting judgment against an individual that also has pending judgments against us described in item (1) above. With regard to this matter, we obtained a letter of credit in 2011 for approximately $1.9 million to collateralize two surety bonds that permit our appeal of these judgments against us. Management believes that the remaining provision is adequate for the estimated probable minimum losses, including legal defense costs, to be incurred from the litigation described above.

Other:

In connection with a new customer agreement for us to provide mental health, substance abuse and pharmacy prescription drugs management services in Puerto Rico, we obtained a letter of credit from a bank in the amount of $4.0 million to assure the customer of our compliance with our obligations under the agreement. Under such agreement, the customer may draw on all or part of the letter of credit under certain defined circumstances. Collateral for the letter of credit was provided by a major stockholder of the Company. If the client draws upon the letter of credit, we may become liable to our major stockholder for the amount of collateral accessed by the bank to fulfill its obligations under the letter of credit.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The carrying amounts and estimated fair values of these financial instruments (all are liabilities) at June 30, 2012, are as follows (in thousands):

	Carrying Amount	Estimated Fair Value
Promissory notes	$3,290	$3,273
Zero-coupon promissory notes	230	224
Debentures	549	528
Senior promissory notes	1,758	1,746
Long-term promissory note	100	96
Less unamortized discount	(175)	—

Net liabilities	$5,752	$5,867

Due to the inherent nature of related party transactions, we have not attempted to estimate the fair value of liabilities payable to related parties of the Company. As such, promissory notes payable with a carrying value of $3,040,000 are excluded from the table above.

NOTE 6 – EQUITY INSTRUMENTS

Our Series C preferred stock is currently convertible into common stock at the rate of approximately 316.28 common shares for each share of Series C preferred, adjustable for any dilutive issuances of common occurring in the future. Series C preferred shares vote with the common stockholders on an as-converted basis. The shares are nonparticipating except that dividends, when declared by our Board of Directors on the common stock, must be paid on the Series C stock on an as-converted basis before any dividends are paid on our common stock. The Series C is also cumulative with respect to dividends on common stock and junior series of preferred stock. Other significant rights and preferences of the Series C preferred include:

•	the right to vote as a separate class to appoint five directors of the Company, and

•

liquidation preferences, whereby the Series C holders have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up (the value of the liquidation preference is $250 per share, or approximately $2.6 million at June 30, 2012).

We also have a class of convertible preferred stock, Series D, for which 7,000 shares are authorized and 250 shares were issued during the six months ended and outstanding as of June 30, 2012. The shares, which were granted in January 2012, do not vest until the tenth anniversary of the grant date. Such shares were issued in exchange for the cancelation of 120 previously granted warrants to purchase Series D shares. Once vested, a Series D preferred share will be convertible at any time into 100,000 shares of common stock, subject to adjustment in the event of any common stock dividend, split, combination thereof or other similar recapitalization, without additional consideration. Prior to vesting and thereafter, each Series D convertible preferred share is entitled to all voting, dividend, liquidation and other rights accorded a share of Series D convertible preferred stock. As to dividends, the Series D stock is noncumulative. If a dividend is declared on the common stock, each share of Series D stock is entitled to receive a dividend equal to 50% of the dividend declared for the common stock as if the Series D stock had been converted. Despite their nonvested status, voting rights of each share nevertheless consist of the right to cast the number of votes equal to those of 500,000 shares of common stock. Unless otherwise required by applicable law, holders of shares of Series D have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders. At June 30, 2012, approximately $3.6 million of compensation expense remained to be recognized over the next 9.5 years related to the Series D shares.

STOCK INCENTIVE COMPENSATION PLANS

WARRANTS:

To Purchase Common Stock

We periodically issue warrants to purchase shares of our common stock for the services of employees and non-employee directors.

Due to employee and director resignations, we derecognized net compensation costs of approximately $32,000 and $24,000, respectively, related to warrants to purchase common stock during the three and six months ended June 30, 2012. Total unrecognized compensation costs related to warrants as of June 30, 2012, was approximately $204,000 which is expected to be recognized over a weighted-average period of 37 months. The total fair value of warrants vested during the three and six months ended June 30, 2012, was $5,708.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

A summary of our warrant activity for the three and six months ended June 30, 2012 and 2011 follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2012	41,057,583	$0.35	4.86 years
Granted	25,000	$0.25
Forfeited or expired	(100,000)	$0.53

Outstanding at March 31, 2012	40,982,583	$0.35	4.61 years
Forfeited or expired	(2,300,000)	$0.32

Outstanding at June 30, 2012	38,682,583	$0.35	4.58 years

Exercisable at June 30, 2012*	37,615,583	$0.33	4.62 years

Outstanding at January 1, 2011	27,209,750	$0.38	4.25 years
Granted	1,291,500	$0.89
Reclassified	500,000	$0.55
Forfeited, expired, or cancelled	(650,000)	$0.51

Outstanding at March 31, 2011	28,351,250	$0.40	4.05 years
Granted	433,000	$0.25
Forfeited or expired	(1,000,000)	$1.00

Outstanding at June 30, 2011	27,784,250	$0.37	3.77 years

Exercisable at June 30, 2011*	25,459,250	$0.34	3.76 years

*	No aggregate intrinsic value.

To Purchase Series D Convertible Preferred Stock

During the three months ended June 30, 2012, warrants to purchase up to 100 shares of our Series D convertible preferred stock expired. All such warrants have now expired unexercised.

OPTIONS:

From time-to-time, we grant stock options as compensation for services to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have three active incentive qualified option plans, the 1995 Incentive Plan, the 2002 Incentive Plan and the 2009 Equity Compensation Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. For the 2009 Equity Compensation Plan, the vesting period is determined by the Compensation and Stock Option Committee. The exercise price for ISOs must equal or exceed the fair market value of the underlying shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of common shares authorized for issuance under the Plans is 52,000,000. As of June 30, 2012, there were a total of 43,938,100 shares available for grant and 7,030,900 options outstanding, 6,413,000 of which were exercisable, under the Plans.

In addition, under our Non-employee Directors’ Stock Option Plan, we are authorized to issue non-qualified stock options to our non-employee directors for up to 1,000,000 common shares. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of June 30, 2012, there were 796,668 shares available for option grants and 105,000 options outstanding under the non-qualified directors’ plan, 65,000 of which were exercisable.

As of June 30, 2012, we also had 1,500,000 options outstanding and exercisable. These options were issued outside the option plans described above.

A summary of our option activity for the three and six months ended June 30, 2012 and 2011 follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2012	8,795,400	$0.33	7.74 years
Forfeited or expired	(40,000)	$0.38

Outstanding at March 31, 2012	8,755,400	$0.33	7.49 years
Forfeited or expired	(119,500)	$0.35

Outstanding at June 30, 2012	8,635,900	$0.33	7.24 years

Exercisable at June 30, 2012*	7,978,000	$0.33	7.15 years

Outstanding at January 1, 2011	2,611,100	$0.50	8.09 years
Granted	25,000	$0.23	9.82 years
Forfeited or expired	(464,750)	$0.30

Outstanding at March 31, 2011	2,171,350	$0.54	7.77 years
Forfeited or expired	(116,500)	$0.38

Outstanding at June 30, 2011	2,054,850	$0.55	7.47 years

Exercisable at June 30, 2011*	1,125,650	$0.68	6.70 years

*	No aggregate intrinsic value.

Total recognized compensation costs during the three and six months ended June 30, 2012 were approximately $73,000 and $168,000, respectively. As of June 30, 2012, there was approximately $112,000 of unrecognized compensation cost related to options expected to be recognized over a weighted-average period of 13 months. We might have recognized approximately $15,000 and $34,000 of tax benefits attributable to stock-based compensation expense recorded during the three and six ended June 30, 2012. However, this potential benefit was fully offset by our valuation allowance due to the aforementioned significant uncertainty of future realization. The total fair value of options vested during the three and six months ended June 30, 2012, was $11,148.

NOTE 7 – INCOME TAXES

We are subject to the income tax jurisdictions of the U.S., Puerto Rico, as well as multiple state tax jurisdictions. Our provisions for income taxes for the three and six months ended June 30, 2012 and 2011, represented solely certain state income tax expenses. The effective income tax rates for the three and six months ended June 30, 2012 were 0.1% and 0.3%, respectively. Our income before income taxes for the three and six months ended June 30, 2012, was attributable to the net profit of a subsidiary in Puerto Rico, which is currently not subject to the U.S. federal tax jurisdiction. For the three months ended June 30, 2012, our subsidiary in Puerto Rico utilized approximately $1.0 million of deferred tax assets from net operating loss carryforwards. At June 30, 2012, we have federal net operating loss carryforwards of approximately $38.4 million, the deductibility of $29.3 million of which is presently limited to approximately $361,000 annually under Section 382 of the Internal Revenue Code due to recent changes in control of the Company.

Management has evaluated our tax positions taken or to be taken on income tax returns that remain subject to examination (i.e., tax years 2008 and thereafter federally, earlier for certain other jurisdictions), and has concluded that there are no uncertain tax positions, as defined in generally accepted accounting principles, that require recognition or disclosure in the consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 8 – PER SHARE DATA

For the periods presented, the following table sets forth the computation of basic and, where applicable,* diluted earnings per share attributable to common stockholders (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to common stockholders	$1,607	$(3,970)	$1,687	$(3,929)
Add: Impact of assumed conversions Interest on convertible debts	231	—	223	—

Net income (loss) attributable to common stockholders after assumed conversions	$1,838	$(3,970)	$1,910	$(3,929)
Denominator:
Weighted average common shares – basic	59,252	55,784	59,252	55,217
Effect of dilutive securities:
Series C convertible preferred stock	3,300	—	3,300	—
Series D convertible preferred stock	5,182	—	6,551	—
Stock options	—	—	—	—
Warrants	—	—	—	—
Convertible debts	20,700	—	12,684	—

Weighted average common shares – diluted	88,434	55,784	81,787	55,217

Earnings per share:
Basic	$0.03	$(0.07)	$0.03	$(0.07)

Diluted	$0.02	n/a	$0.02	n/a

*	No diluted per share data is presented for loss periods because to do so would be anti-dilutive.

NOTE 9 – SUBSEQUENT EVENTS

Other than the changes in our outstanding debt instruments described in Notes 2 and 3, no events were identified that in our opinion require accounting recognition or disclosure in these financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, statements about the expected future overall performance of the healthcare market, our expected future financial resources and operating results, including increases in revenues, profitability, interest expense, and our expected growth and expansion, and our expectations regarding our ability to obtain new and maintain existing behavioral healthcare contracts and the profitability, if any, of such behavioral healthcare contracts. These statements are based on current estimates and predictions by management about the industry and markets in which we operate, the customers we serve and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, those related to changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, our ability to achieve expected results from new business, the profitability of our capitated contracts, cost of care, seasonality, our ability to obtain additional financing, and other risks detailed herein and from time to time in our filings with the SEC.

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

Through CBC and its subsidiaries, we provide managed behavioral healthcare, substance abuse, and psychotropic pharmacy management services. We provide these services primarily to commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) health plans. Additionally, CBC provides pharmacy and analytic services for its health plan customers to integrate medical claims data and pharmacy data into actionable information so patient care can be coordinated cost effectively. Our managed care operations include at-risk behavioral health contracts, at-risk pharmacy management contracts, and administrative service agreements.

SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
At-risk behavioral contracts	$7,490	$9,526	$14,966	$19,095
Administrative services only contracts	853	749	1,670	1,451
At-risk pharmacy contracts	9,781	8,282	19,378	16,293

	$18,124	$18,557	$36,014	$36,839

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

Our largest expense is the cost of behavioral health services and pharmacy drugs that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating expenses based on an increase in the number and frequency of our members seeking behavioral care services, our profitability depends on our ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums we receive under at-risk arrangements. Providing services on an at-risk basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to control or otherwise anticipate healthcare costs. Accrued claims payable and claims expense are our most critical accounting estimates. See “Critical Accounting Policies and Estimates” below.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

We also manage physician-prescribed psychotropic medications for two Medicare health plans in Puerto Rico. Members are generally given a prescription from their primary care physician or psychiatrist. We are at-risk for the psychotropic drug costs and manage that appropriate medications are being utilized by the prescribing physician.

RECENT DEVELOPMENTS

Senior Promissory Note Renegotiation

We were unable to repay our 10% senior promissory notes in the amount of approximately $1.8 million on the maturity date of April 15, 2012. However, during June, July, and August of 2012, we reached agreement with holders of approximately $1.7 million, or approximately 98%, of these notes to renew them for an additional year. The notes will mature April 15, 2013 and bear interest at 14% effective retroactively from April 15, 2012. Although we expect to negotiate the same note modifications with the remaining senior note holders in the near future, we cannot provide any assurance of the ultimate success of these negotiations.

Contract Amendment

In June 2012, we resolved a contract interpretation dispute for $2.2 million, which reduced the cost of psychotropic drugs for which we are not responsible related to our major contract in Puerto Rico. The contract dispute resolution removes a portion of the cost of drugs prescribed for non-mental health conditions charged to us by the health plan’s pharmacy benefit manager from the contract’s inception to April 2012. The effect of the contract dispute resolution was to reduce our pharmacy cost by $2.2 million for the three months ended June 30, 2012.

Contract Terminations

In June 2012, we received a letter from our Louisiana client informing us that our contract to provide at-risk behavioral healthcare services to approximately 52,000 of its Medicare members would be terminated effective July 31, 2012. The contract accounted for 5.4% or $2.0 million, and 4.6%, or $1.7 million, of our revenues for the six months ended June 30, 2012 and 2011, respectively. As this contract resulted in an operating loss during 2012, its elimination is likely to improve our overall operating results.

On March 26, 2012, we received a letter from a customer terminating its contract with us effective July 1, 2012. Under the contract we provided behavioral healthcare services on an at-risk and ASO basis to approximately 209,000 Medicaid and Medicare members. The contract accounted for 5.1% or $1.8 million, and 5.3%, or $1.9 million, of our revenues for the six months ended June 30, 2012 and 2011, respectively. However, since this contract produced an operating loss for 2011 and for the six months ended June 30, 2012, its elimination is likely to improve our overall operating results.

Expense Reduction Initiative

In May 2012, we announced that we had implemented cost-saving measures beginning in the first quarter of this year to reduce our general and administrative expenses and increase our operating income. The measures included salary reductions for mid-level staff and senior management, as well as the layoff of 26 employees, among others.

Rate Increase – Major Contract

On March 5, 2012, we amended our major Puerto Rico contract that provided approximately 76.5% of our operating revenue during the six months ended June 30, 2012, and under which we provide mental health, substance abuse treatment, and pharmacy management services. Pursuant to the amendment, the contract term was extended to December 31, 2012 and the contract rate for pharmacy management services was increased by approximately 11% effective retroactively to January 1, 2012.

New or Increased Business

On March 1, 2012, we began supplying behavioral health services on an at-risk basis to approximately 6,000 members of a Texas health plan that serves Medicaid and CHIP beneficiaries.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

In February 2012, we added approximately 40,000 individuals to our covered membership through the increased business of a previously existing customer. As a result, we will provide behavioral health care services on an ASO basis to participants of the In-home Support Services Workers Health Care Program in Los Angeles County, California.

Effective January 1, 2012, we began providing behavioral health services to approximately 39,000 members of a Medicare Advantage population serviced by a health plan in the states of Missouri and Washington. Services are provided on an at-risk basis.

Increase in Authorized Common Shares

Effective January 13, 2012, we increased the number of authorized shares of our common stock that we may issue from 200 million to 500 million, based on an affirmative vote by written consent of a majority of our shareholders.

Pharmaceutical Drug Management Initiative

We have recently launched an effort to expand our drug management program. We will offer to manage on an at-risk basis prescription drug programs for health plans and self insured entities. We believe we can generally reduce drug costs for our clients that utilize our program.

RESULTS OF OPERATIONS

Three months ended June 30, 2012 vs. 2011

Revenues: Total managed care revenues decreased slightly for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. However, we experienced various increases and decreases in the categories of such revenues as described below.

At-risk behavioral health contracts: Operating revenues from at-risk contracts decreased by 21.4%, or approximately $2.0 million, to $7.5 million for the three months ended June 30, 2012, compared to $9.5 million for the three months ended June 30, 2011. The decrease was primarily attributable to the loss of customers in Missouri, Texas and Wisconsin during the fourth quarter of 2011 that had accounted for $3.2 million of revenue for the three months ended June 30, 2011. This decrease was offset by approximately $1.2 million in additional revenues in 2012 from new and previously existing customers.

ASO contracts: Revenue from ASO contracts increased by 13.9%, or approximately $0.1 million, to $0.9 million for the three months ended June 30, 2012, primarily consisting of additional revenue from the expansion of business of previously existing ASO customers.

Pharmacy management contracts: Pharmacy revenue increased by 18.1%, or approximately $1.5 million, to $9.8 million for the three months ended June 30, 2012, from approximately $8.3 million for the three months ended June 30, 2011, attributable primarily to a 6.5% increase in membership and a 11% contract rate increase effective January 1, 2012 from our major customer in Puerto Rico.

Costs of revenues: Total costs of revenues decreased approximately 26.8%, or approximately $5.0 million, in 2012 as compared to 2011 for reasons set forth in the following four paragraphs.

Claims costs, at-risk behavioral health contracts: Claims expense on at-risk contracts decreased by 24.2%, or approximately $1.9 million, to $6.1 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease was primarily attributable to a lack of claims for three contracts that were terminated during the fourth quarter of 2011 described above as compared to $2.9 million of claims costs for these contracts for the comparable prior period. The claims costs decrease was offset by increases of $0.7 million and $0.3 million, respectively, from expansion of existing contracts and the addition of new at-risk business. Claims costs as a percentage of at-risk revenues decreased to 81.1% for the three months ended June 30, 2012, from 84.2% for the three months ended June 30, 2011, attributable to lower utilization.

Pharmacy drug costs: Pharmacy costs decreased by 28.8%, or approximately $2.5 million, to $6.2 million for the three months ended June 30, 2012, as compared to $8.7 million for the three months ended June 30, 2011. The decrease is primarily attributable to a $2.2 million resolution of a contract interpretation dispute relating to the

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

removal of non-psychotropic drugs charged to us by the health plan’s pharmacy benefit manager from the contract’s inception to April 2012. Pharmacy costs as a percentage of pharmacy revenue decreased from 104.7% for the three months ended June 30, 2011, to 63.2% for the three months ended June 30, 2012, due to an increase in the contract rate effective January 1, 2012, for our major Puerto Rico customer and the aforementioned $2.2 million contract dispute resolution.

Contract loss allowance: During the three months ended June 30, 2012, we reversed $0.3 million of an excess contract loss allowance that we had established at December 31, 2011 for our Louisiana contract. The allowance was no longer needed due to the early termination of the contract.

Other healthcare operating costs: Other healthcare costs, which consist of the costs of care administration, such as salaries, employee benefits and external medical case review fees, decreased 12.5%, or approximately $0.3 million, due primarily to salary reductions and cost savings from employee headcount reductions that occurred during the three months ended June 30, 2012. Total healthcare costs as a percentage of total operating revenue decreased to 10.1% for the three months ended June 30, 2012, compared to 11.3% for the three months ended June 30, 2011.

General and administrative expense: General and administrative expense decreased by 25.1%, or approximately $0.7 million, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease was primarily attributable to a $0.7 million reduction in legal expense as compared to the same period of the previous year. As a percentage of total operating revenue, general and administrative expense decreased to 12.3% for the three months ended June 30, 2012, compared to 16.0% for the three months ended June 30, 2011, attributable to the aforementioned.

Interest expense. Interest expense, excluding amortization of debt discount, increased by approximately 57.9%, or approximately $143,000, for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011 due to an increase in the weighted average amount of debt outstanding from $5.8 million to $9.3 million. The average effective interest rate, excluding amortization of debt discount, approximated 17% for both periods.

Income taxes. Our provisions for income taxes for the quarters ended June 30, 2012 and 2011 represented solely income tax expense for certain states. Our effective income tax rate for the three months ended June 30, 2012, was 0.1%. During the current quarter, our subsidiary in Puerto Rico utilized approximately $1.0 million of deferred tax assets from net operating loss carryforwards, as compared to none in the comparable period of the prior year.

Six months ended June 30, 2012 vs. 2011

Revenues: Total managed care revenues remained substantially the same for both periods; however, we experienced various increases and decreases in the various categories of such revenues as follows.

At-risk behavioral health contracts: Operating revenues from at-risk contracts decreased by 21.6%, or approximately $4.1 million, to $15.0 million for the six months ended June 30, 2012, compared to $19.1 million for the six months ended June 30, 2011. The decrease was primarily attributable to the loss of customers in Missouri, Texas and Wisconsin during the fourth quarter of 2011 that accounted for $6.3 million of revenue for the six months ended June 30, 2011. The decrease was offset by approximately $2.3 million in additional revenues from new and previously existing customers.

ASO contracts: Revenue from ASO contracts increased by 15.1%, or approximately $0.2 million, to $1.7 million for the six months ended June 30, 2012, due primarily to additional revenue from the expansion of business of previously existing ASO customers.

Pharmacy management contracts: Pharmacy revenue increased by 18.9%, or approximately $3.1 million, to $19.4 million for the six months ended June 30, 2012, from approximately $16.3 million for the six months ended June 30, 2011, attributable primarily to a 3.6% increase in membership and a 11% contract rate increase effective January 1, 2012 from our major customer in Puerto Rico.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Costs of revenues: Total costs of revenues decreased approximately 13.9%, or $5.0 million, in 2012 as compared to 2011 for reasons set forth in the following four paragraphs.

Claims costs, at-risk behavioral health contracts: Claims expense on at-risk contracts decreased by 22.5%, or approximately $3.2 million, to $11.1 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease was primarily attributable to a lack of claims for three contracts that were terminated during the fourth quarter of 2011 described above as compared to $5.4 million of claims costs for these contracts for the comparable period. The claims costs decrease was offset by increases of $1.4 million and $0.6 million resulting from the expansion of existing contracts and the addition of new at-risk business, respectively. Claims costs as a percentage of at-risk revenues decreased to 74.2% for the six months ended June 30, 2012, from 75.0% for the six months ended June 30, 2011, attributable to lower utilization.

Pharmacy drug costs: Pharmacy costs decreased by 6.5%, or approximately $1.1 million, to $15.8 million for the six months ended June 30, 2012 as compared to $16.9 million for the six months ended June 30, 2011, due to a $2.2 million resolution of the aforementioned contract interpretation dispute relating to the removal of non-psychotropic drugs charged to us by the health plan’s pharmacy benefit manager, offset by higher drug costs attributable to a 3.6% increase in membership. Pharmacy costs as a percentage of pharmacy revenue decreased from 103.9% for the six months ended June 30, 2011 to 81.6% for the six months ended June 30, 2012, due to an increase in the contract rate effective January 1, 2012 for one major customer in Puerto Rico and the previously mentioned $2.2 million adjustment.

Contract loss allowance: During the six months ended June 30, 2012, we reversed $0.3 million of an excess contract loss allowance that we had established at December 31, 2011 for our Louisiana contract. The allowance was no longer needed due to the early termination of the contract.

Other healthcare operating costs: Other healthcare costs, which consist of the costs of care administration, such as salaries, employee benefits and external medical case review fees, decreased $0.3 million to $3.8 million for the six month period ended June 30, 2012, as compared to $4.1 million for the six month period ended June 30, 2011. The decrease is primarily attributable to salary reductions and cost savings from employee reductions in 2012. Total healthcare costs as a percentage of total operating revenue decreased to 10.6% for the six months ended June 30, 2012 compared to 11.1% for the six months ended June 30, 2011.

General and administrative expense: General and administrative expense decreased by 33.7%, or approximately $1.4 million, to $2.7 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The decrease was primarily attributable to a $1.6 million reduction in legal expense due to an adjustment of an estimated legal settlement provision. As a percentage of total operating revenue, general and administrative expense decreased to 7.6% for the six months ended June 30, 2012, compared to 11.2% for the six months ended June 30, 2011, attributable to the aforementioned.

Interest expense: Interest expense, excluding amortization of debt discount, increased by approximately 54.1%, or approximately $266,000, for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011 due to an increase in the weighted average amount of debt outstanding to $9.3 million for the six months ended June 30, 2012, from $5.8 million for the comparable prior period net of a decline in the average effective interest rate, excluding amortization of debt discount, for the six months ended June 30, 2012, to approximately 16.2% from 17.0% for the same period in 2011, which was the result of adding $3.5 million in debt at 14% during the second half of 2011.

Income taxes: Our provisions for income taxes for the six months ended June 30, 2012 and 2011 represented solely income tax expenses for certain states. Our effective income tax rate for the six months ended June 30, 2012 was 0.3%. Our subsidiary in Puerto Rico utilized approximately $1.0 million of deferred tax assets from net operating loss carryforwards for the six months ended June 30, 2012.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

Whenever we believe it is probable that a future loss will be incurred under a managed care contract based on an expected premium deficiency and we are unable to cancel our obligation or renegotiate the contract, we record a loss in the amount of the expected future losses. We perform our loss accrual analysis on a contract-by-contract basis by taking into consideration various factors such as future contractual revenue, estimated future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The estimated future healthcare and maintenance costs are based on historical trends and expected future cost increases. Our analysis at June 30, 2012 did not identify any loss contracts other than a contract previously identified at December 31, 2011.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

•	Changes in claims submission timeframes by providers;

•	Success in renegotiating contracts with healthcare providers;

•	Occurrence of catastrophes;

•	Changes in benefit plan design; and

•	The impact of present or future state and federal regulations.

The accrued claims payable ranges were between $14.3 and $14.7 million at June 30, 2012 and between $13.9 and $14.1 million at December 31, 2011. Based on the information available, we determined our best estimate of the accrued claims liability to be $14.6 million at June 30, 2012 and $14.0 million at December 31, 2011. Our accrued claims liability at June 30, 2012 and December 31, 2011 includes approximately $11.0 million and $7.3 million, respectively, of submitted and approved but unpaid claims, $3.5 million and $6.2 million for IBNR claims, respectively, and $0.1 million and $0.5 million, respectively, of contract loss allowance. A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at June 30, 2012 could increase our claims expense by approximately $112,000. Actual claims incurred could differ from estimated claims accrued.

Goodwill. We periodically evaluate the amount of our recorded goodwill by performing impairment tests that compare the carrying amount to an estimated fair value, based on level 3 inputs as defined in generally accepted accounting principles. Management considers both the income and market approaches in the fair value estimation. In estimating the fair value under the income approach, management makes its best assumptions regarding future cash flows and applies a discount rate to the cash flows to yield a present, fair value of equity. The market approach is based primarily on reference to transactions including our common stock and the quoted market prices of our common stock. However, actual results may differ significantly from management’s assumptions, resulting in a potentially adverse impact to our consolidated financial statements. Since our last detailed evaluation as of December 31, 2011, there had been no changes in the conditions affecting goodwill.

Income taxes. Computing our provision for income taxes involves significant judgment and estimates particularly in relation to the realization of deferred tax assets from net operating loss carryforwards, uncertain income tax positions, and in estimating the probable annual effective income tax rates for interim financial reporting periods.

We are particularly vulnerable to additional changes in control in the near term due to probable future equity dilution or possible takeover resulting in further loss of our ability to utilize the remaining carryforwards pursuant to Section 382. In addition, as of June 30, 2012, the Company continues to be in a deficit position. Based on this evidence, and the uncertainty as to our ability to continue as a going concern and current economic conditions discussed under LIQUIDITY AND CAPITAL RESOURCES below, we determined that based on our judgment, we cannot conclude at this time that it is more likely than not that the Company’s deferred tax assets (which relate primarily to the federal net operating losses) will be realizable within the carryforward period. Accordingly, the Company continues to maintain an effective 100% valuation allowance against the balance of these deferred tax assets at this time. Our judgments regarding future taxable income may change in the future due to many factors, including changes in operating results from changing economic or market conditions, or changes in tax laws, operating results or other factors.

RECENT ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements have been issued that are not yet effective and have not been early adopted that we believe will have a significant effect on our consolidated financial statements in future periods.

SEASONALITY OF BUSINESS

Historically, we have experienced increased member utilization during the months of March, April and May and consistently low utilization by members during the months of June, July, and August. Such variations in member utilization affect our costs of care incurred during these months, having a generally positive impact on our operations during June through August and a negative impact from March through May.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had a working capital deficiency of approximately $26.9 million and a stockholders’ equity deficiency of approximately $14.5 million net of a deficit of approximately $41.4 million resulting from a history of operating losses. Approximately $2.8 million of debt was past due and, therefore, in default. As a result of these conditions, and the economic conditions and related risks discussed in the second paragraph, below, our ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth in the following paragraphs, and is subject to significant uncertainty. In their report on our most recent audited financial statements as of and for the year ended December 31, 2011, our independent auditors expressed substantial doubt as to our ability to continue as a going concern. Except for its consideration in establishing our valuation allowance for deferred tax assets, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The United States and other parts of the world have been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability, which are likely to continue to have far-reaching effects on economic activity for an indeterminate period. The effects and probable duration of these conditions on our ability to obtain continued support from our major stockholders and other lenders, success in our marketing efforts, and ultimately, profitable operations and positive cash flows, cannot be estimated at this time.

We are negotiating with lenders and expect to establish payment plans in the near future to cure certain debt defaults. Although we cannot provide any assurance in this respect, we believe that subject to the general economic conditions, risks and uncertainties discussed in the preceding paragraphs, (a) with our existing customer contracts, plus the addition of new contracts we believe we are close to obtaining through our marketing efforts, and the launch of new pharmacy management programs, and (b) the expected continuing financial support from our major stockholders and bondholders, that we will be able to improve our cash flows and operating results in the near term and sustain current operations over the next year. However, we do not currently maintain a line of credit or term loan with any commercial bank or other financial institution and have not made any arrangements to obtain such additional financing but are looking at various alternative sources of financing if operations cannot support our ongoing plan. Nevertheless, there also can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve the expected profitable operations and positive operating cash flows in the near term. Accordingly, our ability to achieve our business objectives and continue as a going concern is dependent upon the success of the foregoing plans to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during the next year.

Our primary internal source of liquidity on an on-going basis is from operations and consists of the monthly capitation payments we receive from our clients for providing managed care services. Based on historical experience, there is a high degree of certainty with respect to the reliability and timing of these payments from continuing contracts. However, the expiration or termination of existing contracts, whether expected or not, or the commencement of new contracts may cause our operational cash flow to vary significantly.

Our external sources of liquid funds consist primarily of borrowings and the use of equity instruments. Our ability to continue to borrow funds on an unsecured basis is unknown, as well as our ability to sell shares of our common stock in private placement offerings. With the exception of contracted maturities of debt, there are no other known future liquidity demands due to commitments or events. We do not have any off-balance sheet financing arrangements. The duration of our borrowings has typically ranged from one week to three years, with stated interest rates ranging from 7% to 24%. Certain of the loans have contained features such as the ability to convert all or a portion of the loan into our common stock, or have had a detachable warrant for the purchase of our common stock issued in conjunction with the loan, or both.

As evident in our statement of cash flows, during the six months ended June 30, 2012, our cash balance increased by $659,000 due primarily to managing our cash outflows relating to our cost of care and from our cost reduction initiatives. We also obtained additional debt financing in the amount of $100,000 and repaid existing debt, including capitalized leases, in the amount of $243,000.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party could have a material adverse effect on our business, or our future results of operations, cash flows or financial condition except as described below:

(1)	We initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract. The jury also found that Mr. Katzman was not entitled to damages. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. In February 2011, the Company filed a Notice of Appeal, posted a collateralized appeal bond for approximately $1.3 million, and filed a motion for reconsideration. The appeal, originally scheduled to be heard in May 2012, was removed from the court’s oral argument docket. We are awaiting a new oral argument date or an opinion.

In addition, in July 2011, the District Court awarded Mr. Katzman approximately $582,000 as reimbursement of his legal fees and costs, and payment of prejudgment interest on the damage award of $1.3 million. In response, the Company in August 2011 filed a Notice of Appeal, posted a collateralized appeal bond for approximately $582,000, and filed a motion for reconsideration. The appeal, originally scheduled to be heard in May 2012, was removed from the court’s oral argument docket. We are awaiting a new oral argument date or an opinion.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period May 1, 2012 through August 9, 2012, we sold or issued our common shares or securities convertible into common stock in private placements not involving a public offering as follows:

-	On August 1, 2012, in exchange for cash proceeds of $25,000, we issued a $25,000 convertible promissory note to an investor. The note bears interest at the rate of 12% per annum payable quarterly and has a term of two years. At maturity, any or all of the principal plus the accrued but unpaid interest may be convertible at the investor’s option into our common stock at a conversion price of $0.25 per share. At any time prior to the maturity date of the note, the investor may elect to convert the outstanding balance, or any portion thereof, of the note plus any accrued but unpaid interest into shares of the Company’s common stock at $0.25 per share. In conjunction with the note issuance, the investor received a warrant with a two year term that may be used to purchase 100,000 shares of our common stock at an exercise price of $0.25 per share. The warrant was vested in full at issuance.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We were unable to repay our 10% senior promissory notes in the amount of approximately $1.8 million on the maturity date of April 15, 2012. However, during June, July, and August of 2012 we reached agreement with holders of approximately 98%, or $1.7 million of the notes to renew the notes for an additional year. The notes will mature April 15, 2013 and bear interest at 14% effective from April 15, 2012. Although we expect to negotiate the same note modifications with the remaining senior note holders in the near future, we cannot provide any assurance of the ultimate success of these negotiations.

We remain in default of $549,000 of our 7 1/2% convertible subordinated debentures that were due April 15, 2010, and for which we have not been able to contact the holders. Approximately $91,000 in interest is unpaid related to these debentures.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Third Amendment to the Agreement for the Provision of Services with an effective date of May 1, 2012, by and between CompCare de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report dated June 20, 2012 and filed June 25, 2012.

101	The following materials from Comprehensive Care Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

August 14, 2012

	By	/s/ CLARK A. MARCUS
Clark A. Marcus
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS
Robert J. Landis
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)