Form 10-Q
period 2012-09-30
COMPREHENSIVE CARE CORP
filed 2012-11-14
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, there were 59,251,836 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$1,589	$832
Accounts receivable, net of allowance of $11 and $0, respectively	1,314	834
Other	388	699

	3,291	2,365

Property and equipment, net	212	392
Goodwill	12,150	12,150
Other intangible assets, net of accumulated amortization of $1,560 in 2011	—	28
Other	321	381

	$15,974	$15,316

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
Current liabilities:
Notes payable:
Related parties	$2,000	$2,090
Other	2,207	580
Current portion of long-term debt:
Related parties	1,000	—
Other	3,499	2,467
Accounts payable	1,081	1,323
Accrued claims payable	12,800	14,036
Other accrued expenses	6,378	7,399

	28,965	27,895

Long-term liabilities:
Long-term debt, net of current portion:
Related parties	—	1,000
Other	385	2,903

Total liabilities	29,350	31,798

Stockholders’ equity deficiency:
Preferred stock, $50 par value:
Series C Convertible; 14,400 shares authorized; 10,434 shares issued and outstanding	522	522
Series D Convertible; 7,000 shares authorized; 250 shares issued and outstanding in 2012; none vested	—	—
Other series; 974,260 shares authorized; none issued	—	—
Common stock, $0.01 par value; authorized shares: 500,000,000 and 200,000,000; issued and outstanding 59,251,836	592	592
Additional paid-in capital	25,838	25,455
Deficit	(40,328)	(43,051)

Total stockholders’ equity deficiency	(13,376)	(16,482)

	$15,974	$15,316

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Managed care revenues	$16,753	$17,200	$52,767	$54,039

Costs and expenses:
Costs of revenues	13,060	17,121	43,469	52,444
General and administrative	2,043	1,979	4,784	6,122
Depreciation and amortization	53	207	209	641

	15,156	19,307	48,462	59,207

Operating income (loss)	1,597	(2,107)	4,305	(5,168)

Other income (expense):
Interest expense, including $156, $127, $476 and $371, respectively, to related parties, and amortization of debt discount of $49, $176, $319 and $586, respectively	(437)	(444)	(1,465)	(1,346)
Other non-operating income, net	6	—	18	107

Income (loss) before income taxes	1,166	(2,551)	2,858	(6,407)
Income taxes	129	(1)	134	72

Net income (loss)	$1,037	$(2,550)	$2,724	$(6,479)

Net income (loss) attributable to common stockholders	$1,037	$(2,550)	$2,724	$(6,479)

Earnings (loss) per common share:
Basic	$0.02	$(0.04)	$0.05	$(0.12)

Diluted	$0.01	n/a	$0.04	n/a

Weighted average common shares outstanding:
Basic	59,252	58,379	59,252	56,283

Diluted	90,524	n/a	90,034	n/a

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by (used in) operating activities	$990	$(2,335)

Cash flows from investing activities:
Additions to property and equipment	(2)	(35)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	1,018
Proceeds from borrowings:
Related parties	—	200
Other	125	1,800
Debt issuance costs	(8)	(108)
Repayment of debt:
Related parties	(90)	(100)
Other	(258)	(230)
Cancelation of common stock	—	(125)

Net cash (used in) provided by financing activities	(231)	2,455

Net increase in cash	757	85
Cash at beginning of period	832	563

Cash at end of period	$1,589	$648

Supplemental disclosures of cash flow information:
Cash paid during the period for interest, including related party interest of $12 and $12, respectively	520	289

Income taxes	82	56

Property acquired under capital leases	—	37

Conversion of Series C preferred to common stock	—	198

Common stock and warrants issued for outside services	—	293

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

NOTE 2 – NOTES PAYABLE

In September 2012, we committed to an installment plan to pay $76,000 plus interest at 10% to pay outstanding claims due a provider. The payments begin with a $16,000 principal payment in November 2012 followed by twelve $5,000 payments of principal plus interest ending in November 2013.

In July 2012, a 14%, $100,000 convertible promissory note matured and was renewed on the same terms until October 31, 2012, at which time the note was again renewed. The new note utilizes the same terms as the previous note and has a maturity date of January 31, 2013.

In August 2012, a zero coupon promissory note in the amount of $230,000 matured and was replaced by a new note of similar terms with a face value of $230,000 and a maturity date of November 30, 2012.

NOTE 3 – LONG-TERM DEBT

In August 2012, in exchange for cash proceeds of $25,000, we issued a $25,000 convertible promissory note to an investor. The note bears interest at the rate of 12% per annum payable quarterly and has a term of two years. At maturity, any or all of the principal plus the accrued but unpaid interest may be converted at the investor’s option into our common stock at a conversion price of $0.25 per share. At any time prior to the maturity date of the note, the investor may elect to convert the outstanding balance, or any portion thereof, of the note plus any accrued but unpaid interest into shares of the Company’s common stock at $0.25 per share. In conjunction with the note issuance, the investor received a warrant with a two year term that may be used to purchase 100,000 shares of our common stock at an exercise price of $0.25 per share. The warrant was vested in full at issuance.

NOTE 4– CONTINGENCIES

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

Going concern uncertainty:

At September 30, 2012, we had a working capital deficiency of approximately $25.7 million and a stockholders’ equity deficiency of approximately $13.4 million resulting from a history of operating losses. Approximately $2.9 million of debt was past due and in default. As a result of these conditions, and the aforementioned economic conditions and related risks, our ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth in the following paragraph, and is subject to significant uncertainty. Management has determined that these conditions have not contributed to any impairment of the Company’s goodwill at this time, and the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty, except for the consideration afforded this matter in determining the valuation allowance for deferred tax assets from net operating loss carryforwards (Note 7).

Need for Additional Financing

Our existing capital may not be sufficient to meet our cash needs. Additionally, the possible expiration of our major Puerto Rico contract at December 31, 2012, as discussed in the next paragraph, may reduce our operating cash inflows. Although we cannot provide any assurance in this respect, we believe that subject to the general economic conditions, risks and uncertainties discussed in the preceding paragraphs, with (a) our existing customer contracts, plus the addition of new contracts we believe we are close to obtaining through our marketing efforts, and the launch of new pharmacy management programs, and (b) the expected continuing financial support from our major stockholders and bondholders, that we will be able to sustain our current operations for the remainder of the current calendar year. However, no commitments have been made by any major stockholders and bondholders, and we do not currently maintain a line of credit or other financing arrangement with any financial institution. We have not made any arrangements to obtain any additional financing, but are actively looking at various alternative sources of financing if operations cannot support our ongoing plan. Nevertheless, there also can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve the expected profitable operations and positive operating cash flows for the remainder of the current calendar year. Accordingly, our ability to achieve our business objectives and continue as a going concern is dependent upon the success of the foregoing plans to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during the next year.

Concentration, major customer contract:

We currently provide mental health, substance abuse, and pharmacy prescription drugs management services to approximately 212,000 members of a health plan in Puerto Rico on an at-risk basis. The contract accounted for 79.1%, or $41.8 million, and 66.1%, or $35.7 million of our revenues for the nine months ended September 30, 2012 and 2011, respectively. We are in the process of submitting a proposal to extend our contract with this customer beyond its December 31, 2012 expiration date. If the contract term is not extended, the loss of this customer as of December 31, 2012, without replacement by new business, would adversely affect our future financial results and jeopardize our ability to continue as a going concern.

In April 2012 we resolved a contract interpretation dispute with this major customer to remove from our responsibility a charge of $2.2 million of pharmacy drug costs originally charged to us by the customer’s pharmacy benefit manager, from the contract’s inception to April 2012. The contract resolution reduced our pharmacy cost by $2.2 million during the three months ended June 30, 2012. It is anticipated that a similar adjustment may be forthcoming for the months of April through September 2012. However, management is not presently able to estimate the amount of such an adjustment.

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

(1)	We are subject to a pending judgment of damages to a former director of approximately $1.9 million including an award for reimbursement of legal fees and payment of interest. The judgment and award are under appeal, and oral arguments have been scheduled for February 2013.

(2)	A subsidiary was subject to a suit for trademark infringement, among other things, in connection with its proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint sought monetary damages in the amount of $600,000 and certain injunctive relief. In October 2012, we paid the complainant $25,000 to settle and discharge the suit.

(3)	In addition, we and a former customer are being sued for damages of approximately $1.7 million for allegedly unpaid claims for behavioral health professional services rendered in 2007 and 2008. We filed a counterclaim for breach of a settlement agreement that we believe previously resolved many of the claims that are the subject of the complaint, which we believe is without merit and are vigorously opposing.

During the six months ended June 30, 2012, we re-evaluated the adequacy of our provision for possible litigation settlements and legal defense costs and made adjustments to reduce the provision by the amount of approximately $1.6 million, which resulted in an equal reduction of our general and administrative expense. The reduction is primarily due to the Company obtaining an offsetting judgment against an individual that also has pending judgments against us described in item (1) above. With regard to this matter, we obtained a letter of credit in 2011 for approximately $1.9 million to collateralize two surety bonds that permit our appeal of these judgments against us. During the three months ended September 30, 2012, we increased our legal provision for this matter by approximately $0.2 million to reflect more recently available information, resulting in a corresponding increase in our general and administrative expense. Management believes that our legal provision is adequate for the estimated probable minimum losses, including legal defense costs, to be incurred from the litigation described above.

Other:

In connection with a customer agreement for us to provide mental health, substance abuse and pharmacy prescription drugs management services in Puerto Rico, we maintain a letter of credit from a bank in the amount of $4.0 million to assure the customer of our compliance with our obligations under the agreement. Under such agreement, the customer may draw on all or part of the letter of credit under certain defined circumstances. Collateral for the letter of credit was provided by a major stockholder of the Company. If the client draws upon the letter of credit, we may become liable to our major stockholder for the amount of collateral accessed by the bank to fulfill its obligations under the letter of credit.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The carrying amounts and estimated fair values of these financial instruments (all are liabilities) at September 30, 2012, are as follows (in thousands):

	Carrying	Estimated
	Amount	Fair Value
Promissory notes	$3,280	$3,246
Zero-coupon promissory notes	230	225
Debentures	549	546
Senior promissory notes	1,759	1,753
Long-term promissory note	125	119
Less unamortized discount	(133)	—

Net liabilities	$5,810	$5,889

Due to the inherent nature of related party transactions, we have not attempted to estimate the fair value of liabilities payable to related parties of the Company. As such, promissory notes payable with a carrying value of $3,000,000 are excluded from the table above.

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

•

liquidation preferences, whereby the Series C holders have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up (the value of the liquidation preference is $250 per share, or approximately $2.6 million at September 30, 2012).

We also have a class of convertible preferred stock, Series D, for which 7,000 shares are authorized and 250 shares were issued during the nine months ended and outstanding as of September 30, 2012. The shares, which were granted in January 2012, do not vest until the tenth anniversary of the grant date. Such shares were issued in exchange for the cancelation of 120 previously granted warrants to purchase Series D shares. Once vested, a Series D preferred share will be convertible at any time into 100,000 shares of common stock, subject to adjustment in the event of any common stock dividend, split, combination thereof or other similar recapitalization, without additional consideration. Prior to vesting and thereafter, each Series D convertible preferred share is entitled to all voting, dividend, liquidation and other rights accorded a share of Series D convertible preferred stock. As to dividends, the Series D stock is noncumulative. If a dividend is declared on the common stock, each share of Series D stock is entitled to receive a dividend equal to 50% of the dividend declared for the common stock as if the Series D stock had been converted. Despite their nonvested status, voting rights of each share nevertheless consist of the right to cast the number of votes equal to those of 500,000 shares of common stock. Unless otherwise required by applicable law, holders of shares of Series D have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders. At September 30, 2012, approximately $3.5 million of compensation expense remained to be recognized over the next 9.3 years related to the Series D shares.

STOCK INCENTIVE COMPENSATION PLANS

WARRANTS:

To Purchase Common Stock

We periodically issue warrants to purchase shares of our common stock for the services of employees and non-employee directors.

Due to employee and director resignations, we derecognized net compensation costs of approximately $23,000, related to warrants to purchase common stock during the nine months ended September 30, 2012. Total unrecognized compensation costs related to warrants as of September 30, 2012, was approximately $3,000 which is expected to be recognized over a weighted-average period of 15 months. The total fair value of warrants vested during the three and nine months ended September 30, 2012 was $9,610 and 15,318.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

A summary of our warrant activity for the three and nine months ended September 30, 2012 and 2011 follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2012	41,057,583	$0.35	4.86 years
Granted	25,000	$0.25
Forfeited or expired	(100,000)	$0.53

Outstanding at March 31, 2012	40,982,583	$0.35	4.61 years
Forfeited or expired	(2,300,000)	$0.32

Outstanding at June 30, 2012	38,682,583	$0.35	4.58 years
Granted	100,000	$0.25
Forfeited or expired	(2,075,000)	$0.63

Outstanding at September 30, 2012	36,707,583	$0.33	4.43 years

Exercisable at September 30, 2012*	36,640,583	$0.33	4.43 years

Outstanding at January 1, 2011	27,209,750	$0.38	4.25 years
Granted	1,291,500	$0.89
Reclassified	500,000	$0.55
Forfeited, expired, or cancelled	(650,000)	$0.51

Outstanding at March 31, 2011	28,351,250	$0.40	4.05 years
Granted	433,000	$0.25
Forfeited or expired	(1,000,000)	$1.00

Outstanding at June 30, 2011	27,784,250	$0.37	3.77 years
Granted	3,373,333	$0.44

Outstanding at September 30, 2011	31,157,583	$0.38	3.57 years

Exercisable at September 30, 2011*	29,357,583	$0.35	3.56 years

*	No aggregate intrinsic value.

OPTIONS:

From time-to-time, we grant stock options as compensation for services to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have three active incentive qualified option plans, the 1995 Incentive Plan, the 2002 Incentive Plan and the 2009 Equity Compensation Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. For the 2009 Equity Compensation Plan, the vesting period is determined by the Compensation and Stock Option Committee. The exercise price for ISOs must equal or exceed the fair market value of the underlying shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of common shares authorized for issuance under the Plans is 52,000,000. As of September 30, 2012, there were a total of 44,616,000 shares available for grant and 6,353,000 options outstanding, 5,769,100 of which were exercisable, under the Plans.

In addition, under our Non-employee Directors’ Stock Option Plan, we are authorized to issue non-qualified stock options to our non-employee directors for up to 1,000,000 common shares. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of September 30, 2012, there were 796,668 shares available for option grants and 105,000 options outstanding under the non-qualified directors’ plan, 65,000 of which were exercisable.

As of September 30, 2012, we also had 1,500,000 options outstanding and exercisable. These options were issued outside the option plans described above.

A summary of our option activity for the three and nine months ended September 30, 2012 and 2011 follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2012	8,795,400	$0.33	7.74 years
Forfeited or expired	(40,000)	$0.38

Outstanding at March 31, 2012	8,755,400	$0.33	7.49 years
Forfeited or expired	(119,500)	$0.35

Outstanding at June 30, 2012	8,635,900	$0.33	7.24 years
Forfeited or expired	(677,900)	$0.29

Outstanding at September 30, 2012	7,958,000	$0.33	6.85 years

Exercisable at September 30, 2012*	7,334,100	$0.34	6.75 years

Outstanding at January 1, 2011	2,611,100	$0.50	8.09 years
Granted	25,000	$0.23	9.82 years
Forfeited or expired	(464,750)	$0.30

Outstanding at March 31, 2011	2,171,350	$0.54	7.77 years
Forfeited or expired	(116,500)	$0.38

Outstanding at June 30, 2011	2,054,850	$0.55	7.47 years
Forfeited or expired	(126,450)	$0.55

Outstanding at September 30, 2011	1,928,400	$0.55	7.22 years

Exercisable at September 30, 2011*	1,019,300	$0.69	6.40 years

*	No aggregate intrinsic value.

Total recognized compensation costs during the three and nine months ended September 30, 2012 were approximately $32,000 and $200,000, respectively. As of September 30, 2012, there was approximately $68,000 of unrecognized compensation cost related to options expected to be recognized over a weighted-average period of 10 months. We might have recognized approximately $1,000 and $35,000 of tax benefits attributable to stock-based compensation expense recorded during the three and nine months ended September 30, 2012. However, this potential benefit was fully offset by our valuation allowance due to the aforementioned significant uncertainty of future realization. The total fair value of options vested during the three and nine months ended September 30, 2012, was $0 and $11,148, respectively.

NOTE 7 – INCOME TAXES

We are subject to the income tax jurisdictions of the U.S., Puerto Rico, as well as multiple state tax jurisdictions. Our provisions for income taxes for the three and nine months ended September 30, 2012 and 2011 were attributable to Puerto Rico and certain states. The estimated effective income tax rates for the three and nine months ended September 30, 2012 were 11.1% and 4.7%, respectively. Our income before income taxes for the three and nine months ended September 30, 2012 was attributable to the net profit of a subsidiary in Puerto Rico, which is currently not subject to the U.S. federal tax jurisdiction. For the nine months ended September 30, 2012, our subsidiary in Puerto Rico utilized approximately $1.2 million of deferred tax assets from net operating loss carryforwards. No further net operating loss carryforwards remain to be used in Puerto Rico in future years. At September 30, 2012, we have federal net operating loss carryforwards of approximately $38.4 million, the

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

deductibility of $29.6 million of which is presently limited under Section 382 of the Internal Revenue Code. Approximately $361,000 of any net operating losses prior to the January 2009 ownership change (“the earlier change”) can be used to offset taxable income annually. In addition, we can offset our taxable income each year by approximately $274,000 of the net operating losses which incurred between the earlier change and the August 2011 ownership change. We estimate that 59% of the $29.6 million pre-change losses will expire and be unavailable to offset our future taxable income.

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

NOTE 8 – PER SHARE DATA

For the periods presented, the following table sets forth the computation of basic and, where applicable,* diluted earnings per share attributable to common stockholders (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to common stockholders	$1,037	$(2,550)	$2,724	$(6,479)
Add: Impact of assumed conversions Interest on convertible debts	233	—	696	—

Net income (loss) attributable to common stockholders after assumed conversions	$1,270	$(2,550)	$3,420	$(6,479)
Denominator:
Weighted average common shares – basic	59,252	58,379	59,252	56,283
Effect of dilutive securities:
Series C convertible preferred stock	3,300	—	3,300	—
Series D convertible preferred stock	7,206	—	6,770	—
Stock options	—	—	—	—
Warrants	—	—	—	—
Convertible debts	20,766	—	20,712	—

Weighted average common shares – diluted	90,524	58,379	90,034	56,283

Earnings per share:
Basic	$0.02	$(0.04)	$0.05	$(0.12)

Diluted	$0.01	n/a	$0.04	n/a

*	No diluted per share data is presented for loss periods because to do so would be anti-dilutive.

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

SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
At-risk behavioral contracts	$5,984	$8,127	$20,950	$27,222
Administrative services only contracts	806	687	2,476	2,138
At-risk pharmacy contracts	9,963	8,386	29,341	24,679

	$16,753	$17,200	$52,767	$54,039

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

RECENT DEVELOPMENTS

Senior Promissory Note Renegotiation

During the nine months ended September 30, 2012, we renewed approximately 99% of our 10% senior promissory notes in the amount of approximately $1.8 million that had come due on April 15, 2012. The new notes will mature April 15, 2013 and bear interest at 14%.

Major Contract

We are in the process of submitting a proposal to extend our contract with our major health plan customer in Puerto Rico. We have provided mental health, substance abuse, and pharmacy prescription drugs management services to approximately 212,000 members of the plan on an at-risk basis since September 2010. The contract, which is set to expire on December 31, 2012, accounted for 79.1%, or $41.8 million, and 66.1%, or $35.7 million, of our revenues for the nine months ended September 30, 2012 and 2011. If the contract is not extended, the loss of this customer as of December 31, 2012, without replacement by new business, would adversely affect our future financial results and jeopardize our ability to continue as a going concern.

In April 2012, we resolved a contract interpretation dispute with this major customer to remove from our responsibility a charge of $2.2 million of pharmacy drug costs originally charged to us by the customer’s pharmacy benefit manager. The contract dispute resolution removes the cost of drugs prescribed for non-mental health conditions charged to us from the contract’s inception to April 2012. The effect of the contract dispute resolution was to reduce our pharmacy cost by $2.2 million for the three months ended June 30, 2012. It is anticipated that a similar adjustment may be forthcoming for the months of April through September 2012. However, management is not presently able to estimate the amount of such an adjustment.

Contract Terminations

In August 2012, we received a letter from a customer terminating its contract with us effective October 31, 2012. Under the contract we provided behavioral healthcare services on an ASO basis to approximately 194,000 Medicare, Medicaid, and commercial members. The contract accounted for 2.5% or $1.3 million, and 2.2%, or $1.2 million, of our revenues for the nine months ended September 30, 2012 and 2011, respectively.

In June 2012, we received a letter from our Louisiana client informing us that our contract to provide at-risk behavioral healthcare services to approximately 52,000 of its Medicare members would be terminated effective July 31, 2012. The contract accounted for 4.3% or $2.3 million, and 4.7%, or $2.5 million, of our revenues for the nine months ended September 30, 2012 and 2011, respectively. As this contract resulted in an operating loss during 2012, its elimination is likely to improve our overall operating results.

Expense Reduction Initiative

In May 2012, we announced that we had implemented cost-saving measures beginning in the first quarter of this year to reduce our general and administrative expenses and increase our operating income. The measures included salary reductions for mid-level staff and senior management, as well as the layoff of 26 employees, among others.

RESULTS OF OPERATIONS

Three months ended September 30, 2012 vs. 2011

Revenues: Total managed care revenues decreased 2.6%, or approximately $0.4 million, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. We experienced various increases and decreases in the categories of such revenues as described below.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

At-risk behavioral health contracts: Operating revenues from at-risk contracts decreased by 26.4%, or approximately $2.1 million, to $6.0 million for the three months ended September 30, 2012, compared to $8.1 million for the three months ended September 30, 2011. The decrease was primarily attributable to the loss of customers in Missouri, Texas and Wisconsin during the fourth quarter of 2011 and first quarter of 2012 that had accounted for $1.7 million of revenue for the three months ended September 30, 2011 and the loss of contracts in Louisiana and Michigan during the third quarter of 2012 that had accounted for $1.5 million of revenue for the three months ended September 30, 2011. This decrease was offset by approximately $1.1 million in additional revenues in 2012 from new and previously existing customers.

ASO contracts: Revenue from ASO contracts increased by 17.2%, or approximately $0.1 million, to $0.8 million for the three months ended September 30, 2012, due primarily to additional revenue from the expansion of business of previously existing ASO customers.

Pharmacy management contracts: Pharmacy revenue increased by 18.8%, or approximately $1.6 million, to $10.0 million for the three months ended September 30, 2012, from approximately $8.4 million for the three months ended September 30, 2011, attributable primarily to a 6.7% increase in membership and a 11% contract rate increase effective January 1, 2012 from our major customer in Puerto Rico.

Costs of revenues: Total costs of revenues decreased 23.7%, or approximately $4.1 million, in 2012 as compared to 2011 for reasons set forth in the following four paragraphs.

Claims costs, at-risk behavioral health contracts: Claims expense on at-risk contracts decreased by 22.1%, or approximately $1.4 million, to $4.8 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease was primarily attributable to a $3.2 million reduction of claims related to contracts lost in Michigan, Missouri and Louisiana during the fourth quarter of 2011 and 2012, which was offset by increases in claims of $1.0 million from new and existing business and the effect of a $0.5 million elimination in the third quarter of 2011 of unnecessary accruals related to lost or expired contracts. Claims costs as a percentage of at-risk revenues increased to 79.4% for the three months ended September 30, 2012, from 75.1% for the three months ended September 30, 2011, attributable to higher utilization.

Pharmacy drug costs: Pharmacy costs decreased by 20.1%, or approximately $1.7 million, to $6.9 million for the three months ended September 30, 2012, as compared to $8.6 million for the three months ended September 30, 2011. The decrease is primarily attributable to the recent availability of a generic form of a highly prescribed name-brand medication. Pharmacy costs as a percentage of pharmacy revenue decreased from 103.0% for the three months ended September 30, 2011, to 69.3% for the three months ended September 30, 2012, due to an increase in the contract rate for our major Puerto Rico customer effective January 1, 2012 and the aforementioned decrease in the cost of the highly prescribed drug.

Contract loss allowance: During the three months ended September 30, 2012, we reversed $0.1 million of an excess contract loss allowance that we had established at December 31, 2011 for our Louisiana contract. The allowance was no longer needed due to the early termination of the contract.

Other healthcare operating costs: Other healthcare costs, which consist of the costs of care administration, such as salaries, employee benefits and external medical case review fees, decreased 35.8%, or approximately $0.9 million, due primarily to salary reductions and cost savings from employee headcount reductions that began during the three months ended June 30, 2012. Total healthcare costs as a percentage of total operating revenue decreased to 9.1% for the three months ended September 30, 2012, compared to 13.8% for the three months ended September 30, 2011.

General and administrative expense: General and administrative expense increased slightly by 3.2%, or approximately $64,000, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. A $0.4 million increase in legal expense attributable primarily to an adjustment of a legal provision in the amount of $0.2 million was partially offset by a decrease of approximately $0.3 million in salaries and benefits due to the Company’s expense reduction initiative. As a percentage of total operating revenue, general and administrative expense increased to 12.1% for the three months ended September 30, 2012, compared to 11.5% for the three months ended September 30, 2011.

Interest expense: Interest expense, excluding amortization of debt discount, increased by approximately 44.8%, or approximately $120,000, for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011 due to an increase in the weighted average amount of debt outstanding to approximately $8.5 million for the three months ended September 30, 2012, from $6.3 million for the comparable prior period, and an increase in the average effective interest rate, excluding amortization of debt discount, for the three months ended September 30, 2012, to approximately 18.3% from 17.1% for the same period in 2011.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Income taxes: Our provisions for income taxes for the quarters ended September 30, 2012 and 2011 were attributable to Puerto Rico and certain states. Our effective income tax rate for the three months ended September 30, 2012 was 11.1% as compared to 0% for the three months ended September 30, 2011. During the current quarter, our subsidiary in Puerto Rico utilized approximately $0.1 million of deferred tax assets from net operating loss carryforwards, as compared to none in the comparable period of the prior year.

Nine months ended September 30, 2012 vs. 2011

Revenues: Total managed care revenues decreased 2.4%, or approximately $1.3 million, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. We experienced increases and decreases in the various categories of such revenues as follows.

At-risk behavioral health contracts: Operating revenues from at-risk contracts decreased by 23.0%, or approximately $6.3 million, to $20.9 million for the nine months ended September 30, 2012, compared to $27.2 million for the nine months ended September 30, 2011. The decrease was primarily attributable to the loss of customers in Missouri, Texas and Wisconsin during the fourth quarter of 2011 that accounted for $8.0 million of revenue for the nine months ended September 30, 2011 and to the loss of contracts in Louisiana and Michigan during the third quarter of 2012 that had accounted for $1.4 million of revenue for the three months ended September 20, 2011. The decrease was offset by approximately $3.2 million in additional revenues from new and previously existing customers.

ASO contracts: Revenue from ASO contracts increased by 15.8%, or approximately $0.3 million, to $2.5 million for the nine months ended September 30, 2012, due primarily to additional revenue from the expansion of business of previously existing ASO customers.

Pharmacy management contracts: Pharmacy revenue increased by 18.9%, or approximately $4.6 million, to $29.3 million for the nine months ended September 30, 2012, from approximately $24.7 million for the nine months ended September 30, 2011, attributable primarily to a 7.2% increase in membership and a 11% contract rate increase effective January 1, 2012 from our major customer in Puerto Rico.

Costs of revenues: Total costs of revenues decreased approximately 17.1%, or $9.0 million, in 2012 as compared to 2011 for reasons set forth in the following four paragraphs.

Claims costs, at-risk behavioral health contracts: Claims expense on at-risk contracts decreased by 22.4%, or approximately $4.6 million, to $15.9 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease was primarily attributable to a reduction of claims related to contracts lost in Missouri, Texas, and Wisconsin during the fourth quarter of 2011 described above as compared to $6.7 million of claims costs for these contracts for the comparable period. The claims costs decrease was offset by increases of $1.4 million and $1.0 million resulting from the expansion of existing contracts and the addition of new at-risk business, respectively. Claims costs as a percentage of at-risk revenues increased to 75.7% for the nine months ended September 30, 2012, from 75.0% for the nine months ended September 30, 2011, attributable to higher utilization.

Pharmacy drug costs: Pharmacy costs decreased by 11.1%, or approximately $2.8 million, to $22.7 million for the nine months ended September 30, 2012 as compared to $25.5 million for the nine months ended September 30, 2011. The decrease is attributable to a $2.2 million resolution of a contract interpretation dispute relating to the removal of non-psychotropic drugs charged to us by the health plan’s pharmacy benefit manager and the effect of the lesser cost of a recently available generic version of a popular drug. The decrease was offset by higher drug costs attributable to greater drug utilization accompanying a 7.2% increase in membership. Pharmacy costs as a percentage of pharmacy revenue decreased from 103.6% for the nine months ended September 30, 2011 to 77.4% for the nine months ended September 30, 2012, due to an increase in the contract rate effective January 1, 2012 for our major customer in Puerto Rico, the previously mentioned $2.2 million adjustment, and the aforementioned decrease in the cost of the highly prescribed drug.

Contract loss allowance: During the nine months ended September 30, 2012, we reversed $450,000 of an excess contract loss allowance that we had established at December 31, 2011 for our Louisiana contract. The allowance was no longer needed due to the early termination of the contract.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Other healthcare operating costs: Other healthcare costs, which consist of the costs of care administration, such as salaries, employee benefits and external medical case review fees, decreased $1.1 million to $5.3 million for the nine month period ended September 30, 2012, as compared to $6.4 million for the nine month period ended September 30, 2011. The decrease is primarily attributable to salary reductions and cost savings from employee reductions in 2012. Total healthcare costs as a percentage of total operating revenue decreased to 10.1% for the nine months ended September 30, 2012 compared to 11.9% for the nine months ended September 30, 2011.

General and administrative expense: General and administrative expense decreased by 21.9%, or approximately $1.3 million, to $4.8 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease was primarily attributable to a reduction in legal expense due to adjustments of an estimated legal settlement provision, as well as a cost savings from employee reductions in 2012. As a percentage of total operating revenue, general and administrative expense decreased to 9.0% for the nine months ended September 30, 2012, compared to 11.3% for the nine months ended September 30, 2011, attributable to the aforementioned.

Interest expense: Interest expense, excluding amortization of debt discount, increased by approximately 47.3%, or approximately $368,000, for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 due to an increase in the weighted average amount of debt outstanding to approximately $9.3 million for the nine months ended September 30, 2012, from $5.9 million for the comparable prior period net of a decline in the average effective interest rate, excluding amortization of debt discount, for the nine months ended September 30, 2012, to approximately 16.5% from 17.1% for the same period in 2011, which was the result of adding $3.5 million in debt at 14% during the third quarter of 2011.

Income taxes: Our provisions for income taxes for the nine months ended September 30, 2012 and 2011 were attributable to Puerto Rico and certain states. Our effective income tax rate for the nine months ended September 30, 2012 was 4.7%. Our subsidiary in Puerto Rico utilized approximately $1.2 million of deferred tax assets from net operating loss carryforwards for the nine months ended September 30, 2012.

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

Whenever we believe it is probable that a future loss will be incurred under a managed care contract based on an expected premium deficiency and we are unable to cancel our obligation or renegotiate the contract, we record a loss in the amount of the expected future losses. We perform our loss accrual analysis on a contract-by-contract basis by taking into consideration various factors such as future contractual revenue, estimated future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The estimated future healthcare and maintenance costs are based on historical trends and expected future cost increases. Our analysis at September 30, 2012 did not identify any loss contracts.

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

The accrued claims payable ranges were between $12.7 and $12.9 million at September 30, 2012 and between $13.9 and $14.1 million at December 31, 2011. Based on the information available, we determined our best estimate of the accrued claims liability to be $12.9 million at September 30, 2012 and $14.0 million at December 31, 2011. Our accrued claims liability at September 30, 2012 and December 31, 2011 includes approximately $10.6 million and $7.3 million, respectively, of submitted and approved but unpaid claims, $2.2 million and $6.2 million for IBNR claims, respectively, and $0 and $0.5 million, respectively, of contract loss allowance. A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at September 30, 2012 could increase our claims expense by approximately $108,000. Actual claims incurred could differ from estimated claims accrued.

Goodwill. We periodically evaluate the amount of our recorded goodwill by performing impairment tests that compare the carrying amount to an estimated fair value, based on level 3 inputs as defined in generally accepted accounting principles. Management considers both the income and market approaches in the fair value estimation. In estimating the fair value under the income approach, management makes its best assumptions regarding future cash flows and applies a discount rate to the cash flows to yield a present, fair value of equity. The market approach is

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

based primarily on reference to transactions including our common stock and the quoted market prices of our common stock. However, actual results may differ significantly from management’s assumptions, resulting in a potentially adverse impact to our consolidated financial statements. As of September 30, 2012, there had been no significant changes in the conditions affecting goodwill since our last detailed goodwill evaluation at December 31, 2011. The resolution of certain matters during the fourth quarter, such as the possible expiration of our major customer contract in Puerto Rico, without replacement by new business, could have a significant detrimental impact on the recorded amount of goodwill at December 31, 2012.

Income taxes. Computing our provision for income taxes involves significant judgment and estimates particularly in relation to the realization of deferred tax assets from net operating loss carryforwards, uncertain income tax positions, and in estimating the probable annual effective income tax rates for interim financial reporting periods.

We are particularly vulnerable to additional changes in control in the near term due to probable future equity dilution or possible takeover resulting in further loss of our ability to utilize the remaining carryforwards pursuant to Section 382. In addition, as of September 30, 2012, the Company continues to be in a deficit position. Based on this evidence, and the uncertainty as to our ability to continue as a going concern and current economic conditions discussed under LIQUIDITY AND CAPITAL RESOURCES below, we determined that based on our judgment, we cannot conclude at this time that it is more likely than not that the Company’s deferred tax assets (which relate primarily to the federal net operating losses) will be realizable within the carryforward period. Accordingly, the Company continues to maintain an effective 100% valuation allowance against the balance of these deferred tax assets at this time. Our judgments regarding future taxable income may change in the future due to many factors, including changes in operating results from changing economic or market conditions, or changes in tax laws, operating results or other factors.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had a working capital deficiency of approximately $25.7 million and a stockholders’ equity deficiency of approximately $13.4 million net of a deficit of approximately $40.3 million resulting from a history of operating losses. Approximately $2.9 million of debt was past due and, therefore, in default. As a result of these conditions, and the economic conditions and related risks discussed in the second paragraph, below, our ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth in the following paragraphs, and is subject to significant uncertainty. In their report on our most recent audited financial statements as of and for the year ended December 31, 2011, our independent auditors expressed substantial doubt as to our ability to continue as a going concern. Except for its consideration in establishing our valuation allowance for deferred tax assets, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Need for Additional Financing

Our existing capital may not be sufficient to meet our cash needs. Additionally, the possible expiration of our major Puerto Rico contract at December 31, 2012 may reduce our operating cash inflows. Although we cannot provide any assurance in this respect, we believe that subject to the general economic conditions, risks and uncertainties discussed in the preceding paragraphs, with (a) our existing customer contracts, plus the addition of new contracts we believe we are close to obtaining through our marketing efforts, and the launch of new pharmacy management programs, and (b) the expected continuing financial support from our major stockholders and bondholders, that we will be able to sustain our current operations for the remainder of the current calendar year. However, no commitments have been made by any major stockholders and bondholders, and we do not currently maintain a line of credit or term loan with any commercial bank or other financial institution. We have not made any arrangements to obtain such additional financing, but are actively looking at various alternative sources of financing if operations cannot support our ongoing plan. Nevertheless, there also can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve the expected profitable operations and positive operating cash flows for the remainder of the current calendar year. Accordingly, our ability to achieve our business objectives and continue as a going concern is dependent upon the success of the foregoing plans to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during the next year.

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

As evident in our statement of cash flows, during the nine months ended September 30, 2012, our cash balance increased by $757,000 due primarily to managing our cash outflows relating to our cost of care and from our cost reduction initiatives. We also obtained additional debt financing in the amount of $125,000 and repaid existing debt, including capitalized leases, in the amount of $348,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

While we currently have market risk sensitive instruments, we have no significant exposure to changing interest rates, as the interest rates on our short-term debt are fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party could have a material adverse effect on our business, or our future results of operations, cash flows or financial condition except as described below:

(1)	We initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract. The jury also found that Mr. Katzman was not entitled to damages. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. In February 2011, the Company filed a Notice of Appeal, posted a collateralized appeal bond for approximately $1.3 million, and filed a motion for reconsideration. Oral arguments on the appeal have been scheduled for February 2013.

In addition, in July 2011, the District Court awarded Mr. Katzman approximately $582,000 as reimbursement of his legal fees and costs, and payment of prejudgment interest on the damage award of $1.3 million. In response, the Company in August 2011 filed a Notice of Appeal, posted a collateralized appeal bond for approximately $582,000, and filed a motion for reconsideration. Oral arguments on the appeal have been scheduled for February 2013.

(2)	On September 21, 2010, a complaint entitled “InfoMC, Inc. v. Comprehensive Behavioral Care, Inc. and CompCare de Puerto Rico, Inc.” was filed against us alleging, among other things, that the Company improperly used InfoMC, Inc.’s trademarks in connection with CompCare de Puerto Rico Inc.’s proposal to obtain a managed behavioral healthcare services contract in Puerto Rico. The complaint asserted claims for federal trademark infringement, false advertising, unfair competition, conversion, promissory estoppel and unjust enrichment. The plaintiff sought monetary damages in the amount of $600,000 and certain injunctive relief. In October 2012, we paid the plaintiff $25,000 to settle and discharge the suit.

(3)	On January 5, 2011, a complaint entitled “Community Hospitals of Indiana, Inc. vs. Comprehensive Behavioral Care, Inc. and MDwise, Inc.” was filed against us. The complaint claims damages of approximately $1.7 million from us and MDwise, Inc., a former client, for allegedly unpaid claims for behavioral health professional services rendered between 2007 and 2008. The complaint alleges, among other things, breach of contract and unjust enrichment, and requests recovery of alleged losses despite the absence of a contract between us and complainant. We believe the suit against the Company is without merit and are vigorously opposing the litigation.

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

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period August 10, 2012 through November 9, 2012, we neither sold nor issued our common shares or securities convertible into common stock in private placements not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

A 24% convertible promissory note in the amount of $2 million issued to a related party, a major stockholder, was not repaid on its maturity date of June 4, 2011, and is currently in default. As of September 30, 2012, interest of approximately $1.1 million was also due and in default on this promissory note.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Comprehensive Care Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

November 14, 2012

	By	/s/ CLARK A. MARCUS
Clark A. Marcus
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS
Robert J. Landis
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)