Form 10-K
period 2012-12-31
COMPREHENSIVE CARE CORP
filed 2013-04-12
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the calendar year ended December 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2012 was approximately $3,768,095 based on the closing price of $0.15 of the common stock on June 30, 2012, as reported on the Over-The-Counter Bulletin Board. This amount excludes approximately 34.1 million shares of common stock held by officers, directors, and persons owning 5% or more of our outstanding common stock. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On April 9, 2013, the Registrant had 59,776,836 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXHIBIT 4.24
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 99.1
EXHIBIT 99.2

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

OVERVIEW

GENERAL

Established in 1969, Comprehensive Care Corporation (“CompCare”, “we” or the “Company”), provides managed care services in the behavioral health, substance abuse, and pharmacy management fields. We primarily offer these services to commercial, Medicare, Medicaid, Children’s Health Insurance Program (“CHIP”) health plans, as well as self-insured companies and unions. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts.

The behavioral health and substance abuse services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), and inpatient and crisis intervention services. We have a network of approximately 38,000 contracted providers in the following areas: psychiatrists, psychologists, therapists, other licensed healthcare professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities.

We also provide pharmacy management services where we manage a client’s prescription drug usage through the use of selected pharmacy benefits managers, pharmacy data analytics, and the development of cost-saving ancillary pharmacy programs. Our enhanced pharmacy program is conducted in a manner that does not require any changes to the client’s current pharmacy plan design or formulary, thereby eliminating disruption to beneficiaries. We will take the risk for the cost of the client’s prescription drug usage and guarantee the client a per-member, per-month cost savings over their prior year’s cost and back the guarantee with a performance bond. We believe we can reduce drug costs for clients that utilize our program.

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

MARKET OPPORTUNITIES

CompCare markets to regional health plans that do not have their own behavioral health network. These health plans will often contract with a managed behavioral healthcare organization (“MBHO”) to obtain access to behavioral healthcare professionals, claims processing, case management, better-integrated behavioral healthcare, and in some cases pharmacy management services. The health plans typically engage an MBHO like CompCare on a fixed fee paid on a per-member-per-month (“PMPM”) basis. Often, the PMPM will include the costs of care, which are the costs paid out to the providers and for pharmaceuticals, if applicable. Such an arrangement is known as an at-risk contract and the MBHO bears the risk/reward of the costs associated with higher or lower utilization of care. If the PMPM excludes the cost of care, the MBHO is essentially providing administrative services only (“ASO”). In such a case, the MBHO is not at risk of over/under utilization.

Through our primary operating subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”) and its subsidiaries, we provide managed behavioral healthcare, substance abuse, and pharmacy management services. Additionally, CBC provides pharmacy and analytic services for its health plan customers, self-insured companies, and unions to integrate medical claims data and pharmacy data into actionable information so patient care can be coordinated cost effectively. We coordinate and manage the delivery of our services and products to:

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

We typically enter into contracts on an annual basis to provide managed behavioral healthcare, substance abuse, and pharmacy management services to our clients’ members. Our arrangements with our clients fall into two broad categories:

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

The following table sets forth our managed care revenue, segregated by category, for the years ended December 31, 2012 and 2011:

	2012	2011

At-risk behavioral revenue	$26,585,000	$35,139,000
% of total revenues	39%	49%
% of total member lives	64%	74%

At-risk pharmacy management revenue	$39,367,000	$33,303,000
% of total revenues	57%	47%
% of total member lives*	28%	21%

ASO and other revenue	$2,914,000	$2,768,000
% of total revenues	4%	4%
% of total member lives	36%	26%

*	Members with psychotropic pharmacy coverage are generally also covered by our behavioral health services that we provide on an at-risk basis.

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

We manage programs through which services are provided to recipients in seven states and Puerto Rico. Our objective is to provide easily accessible, high quality behavioral healthcare and pharmacy services and products and to manage costs through measures such as the monitoring of hospital inpatient admissions, review of authorizations for various types of outpatient therapy and effective management of prescription drugs. Our goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.

Our programs and services include:

•	fully integrated behavioral healthcare and pharmacy management services;

•	management of prescription drugs on an at-risk basis for health plans, self-insured companies, and unions;

•	analytic services for medical and pharmacy claims for medical integration of behavioral and medical care coordination;

•	case management/utilization review services;

•	administrative services management;

•	preferred provider network development;

•	management and physician advisor reviews; and

•	overall care management services.

SOURCES OF REVENUE

The majority of our revenue is earned from at-risk contracts pursuant to which we provide managed behavioral healthcare, substance abuse, and pharmacy management services to recipients, primarily through subcontracts with health plans that have historically outsourced these functions to MBHOs like us. In exchange for arranging behavioral health and substance abuse services, we generally receive a negotiated amount on a per-member per-month, or capitated, basis in exchange for providing these services. We then contract directly with behavioral healthcare providers that receive discounted fees at predetermined per-service, per-case or per-diem rates.

We also cover pharmacy management services and receive an additional per-member per-month amount. We manage pharmacy services through the collection and analysis of pharmacy claims data which is provided by the customer’s pharmacy benefit manager (“PBM”), whose primary functions are claims adjudication and drug cost negotiation. Through data analysis and usage evaluation against clinically sound, evidence-based criteria, we are able to identify ineffective, inappropriate and costly drug utilization. Our approach is to address these issues in a collaborative manner with the primary care physicians and psychiatrists through the provision of useful information based on our analysis. Our goal is to produce positive outcomes for patients while controlling pharmacy costs.

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

During 2012, we provided services under at-risk arrangements for Medicare and commercial patients in Louisiana, Medicare and Medicaid patients in Michigan, Medicaid and CHIP patients in Texas, and Medicare patients in Missouri, Washington and Puerto Rico. Such services generated approximately 96% of our managed care operating revenue.

Our Medicare, Medicaid and CHIP contracts are subject to agreements with our health plan clients whose contracts with the various governmental agencies may be subject to renegotiation at the election of the specific agency.

During 2012, approximately 82% of our operating revenue was concentrated in a single contract with one health plan in Puerto Rico to provide behavioral healthcare and psychotropic pharmacy management services under a Medicare plan. However, this contract terminated as of December 31, 2012.

A quantitative summary of our revenues by source category for 2012 and 2011 follows:

	2012	2011
At-risk contracts	$26,585	$35,139
Administrative services only contracts	2,914	2,768
Pharmacy contracts	39,367	33,303

Total	$68,866	$71,210

Under our at-risk contracts, we assume the financial risk for the costs of member behavioral healthcare services in exchange for a fixed, per member per month fee. Under our ASO only contracts, we may manage behavioral healthcare programs or perform various managed care functions, such as clinical care management, provider network development and claims processing without assuming financial risk for member behavioral healthcare costs. Under our pharmacy contracts, we manage pharmaceutical services for the members of health plans on an at-risk or ASO basis.

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

Our objective is to expand our presence in both existing and new managed behavioral healthcare and pharmacy management markets by enhancing our product offerings and identifying new business development partners. We have expanded our specialty management products to include management of prescription drugs on an at-risk basis for health plans, self-insured companies, and unions. We provide data analytic services for health plan claims and pharmacy data to effectively integrate plan data so that actionable information can be utilized to address patient care.

We provide our core product, outsourced behavioral healthcare management and pharmacy management services, primarily to health plans. We plan on expanding our products to self-insured companies and unions. We focus on continually developing and providing innovative and cost effective solutions to our customers. We expect the demand for our services to increase in the future in response to governmental legislative changes such as the passage of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which should increase the demand for our services through the expansion of the number of people covered by health insurance. We also believe the continuing shift in demographics of the U.S. population towards an older population will increase the number of Medicare beneficiaries such that Medicare expenditures are anticipated to increase from an expected $560 billion in 2011 to $1.1 trillion in 2020. Enrollment in Medicare Advantage Plans, which comprise approximately 65% of our covered lives as of December 31, 2012, reached 27% of all Medicare beneficiaries in 2012 and is expected to increase. Mental health expertise continues to be critical to successful management of comprehensive group healthcare costs, and of particular importance to managing the care of populations with specific needs and we believe we are well positioned for the growth in this sector of the market.

We also provide pharmacy management services where we manage a client’s prescription drug usage through the use of selected pharmacy benefits managers, pharmacy data analytics, and the development of cost-saving ancillary pharmacy programs. Our enhanced pharmacy program is conducted in a manner that does not require any changes to the client’s current pharmacy plan design or formulary, thereby eliminating disruption to beneficiaries. We will take the risk for the cost of the client’s prescription drug usage and guarantee the client a per-member, per-month cost savings over their prior year’s cost and back the guarantee with a performance bond. We believe we can reduce drug costs for clients that utilize our program.

MARKETING AND SALES

Our marketing and sales efforts are led by our Chief Executive Officer (“CEO”). In addition, we utilize consultants for direct sales to commercial, Medicare Medicaid, and CHIP health plans, as well as self-insured companies and unions. We will continue to dedicate resources to expand our sales staff and marketing efforts as necessary.

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

PROVIDER NETWORK

As of March 31, 2013, we had approximately 38,000 behavioral healthcare practitioners in our network located in 47 states, the District of Columbia and Puerto Rico.

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

COMPETITION

The behavioral healthcare industry is very competitive and provides products and services that are price sensitive. Competitors include both independent MBHOs as well as health plans and insurers with internal behavioral health units or subsidiaries. Many of these competitors have revenues, financial resources, and membership bases that are substantially larger than ours. The extent of competition results in significant pricing pressures which limits our revenue growth. Accordingly, we expect our future growth to come from our expansion into new states and our new pharmacy management program.

EFFECTS OF INFLATION AND CHANGES IN INTEREST RATES

Our business operations are subject to the effects of inflation, particularly as to the types of healthcare costs we cover on an at risk basis. However, to minimize the effect of inflation, some of our multi-year revenue contracts contain provisions for annual rate increases that average approximately three percent per year. Our largest expense, the cost of care provided by our contracted providers, is frequently tied to standard Medicaid, CHIP, and Medicare reimbursement rates set by governmental entities. To the extent these standard rates are increased periodically to reflect the effects of inflation, we may be adversely affected by rising prices, absent a sufficient compensating increase in our revenues from our customers. Although currently, all our debt instruments bear fixed interest rates, we have historically funded our operations with increased borrowings annually, often at higher than market interest rates as a result of our currently weak financial condition, cash flows and operating results, and, thus, unless we are successful in raising sufficient additional equity capital, we may be subject to the effects of changing interest rates.

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

GOVERNMENT REGULATION

At March 31, 2013, we managed approximately 178,000 lives in connection with behavioral, substance abuse, and pharmacy management services covered through government programs such as Medicare, Medicaid, and CHIP programs in five states.

We are subject to extensive and evolving state and federal regulations relating to the nation’s mental health system, as well as changes in Medicaid and Medicare reimbursement that could have an effect on our profitability. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably between states. As a result, we may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services. As of March 31, 2013, we hold licenses or certificates to perform utilization review and/or third party administrator (“TPA”) services in:

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

ACCREDITATION

The NCQA provides information about the quality of national managed care plans to enable consumers to evaluate health plan performance. To develop standards that effectively evaluate the structure and function of medical and quality management systems in managed care organizations, NCQA has an extensive review and development process in conjunction with the managed care industry, healthcare purchasers, state regulators, and consumers. The Standards for Accreditation of MBHOs used by NCQA reviewers to evaluate an MBHO address the following areas: quality improvement, utilization management, credentialing, members’ rights and responsibilities, and preventative care. These standards validate that an MBHO is founded on principles of quality and is continuously improving the clinical care and services it provides. NCQA utilizes the Health Plan Employer Data and Information Set, which is a core set of industry-wide performance measurements developed by NCQA to respond to complex but clearly defined employer needs as standards for patient care and customer satisfaction.

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

ADMINISTRATION AND EMPLOYEES

Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and member service functions. Provider management, account management, and certain clinical and utilization management functions are also performed by employees located in Michigan. As of March 31, 2013, we employed 43 full-time employees and 3 part-time employees.

AVAILABLE INFORMATION

Our investors’ website can be found at www.compcare-shareholders.com. We make available free of charge, through a link to the SEC internet site, our annual, quarterly, and current reports, and any amendments to these reports, as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4, and 5. Information contained on our website or linked through our website is not part of this Annual Report on Form 10-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

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

In addition, you may request a copy of the foregoing charters at no cost by writing us at the following address or telephoning us at the following telephone number:

Comprehensive Care Corporation

3405 W. Dr. Martin Luther King Jr. Blvd, Suite 101

Tampa, Florida 33607

Attention: Investor Relations

Tel: (813)  288-4808

ITEM 1A. RISK FACTORS

You should carefully consider and evaluate all of the information in this Annual Report on Form 10-K, including the risk factors listed below. Risks and uncertainties in addition to those we describe below, that may not be presently known to us, or that we currently believe are immaterial, may also harm our business and operations in the future. If any of these risks occur, our business, and its future financial condition, results of operations and cash flows could be harmed, the price of shares of our common stock could decline, and future events and circumstances could differ significantly from those expected that are set forth in or underlie the forward-looking statements contained in this report.

Risks related to our industry

Adverse conditions in the U.S. and global economies could negatively affect our revenues and sources of liquidity.

The financial markets have been recovering slowly from a U.S. and worldwide recession with continued diminished liquidity and availability of credit for many business enterprises, which has adversely affected our ability to raise additional capital. In addition, reduced economic activity has lowered the revenues of the federal and many state governments which could result in reduced payments to our clients for healthcare coverage programs, including Medicare, Medicaid, and CHIP.

The industry is subject to extensive state and federal regulations, as well as diverse licensure requirements varying by state. Changes in regulations could affect the profitability of our contracts or our ability to retain clients or to gain new customers.

We are required to hold licenses or certificates to perform utilization review and/or TPA services in California, Connecticut, Florida, Georgia, Indiana, Illinois, Louisiana, Maryland, Michigan, Missouri, Pennsylvania, and Texas. Additional utilization review or TPA licenses may be required in the future, and we may not qualify to obtain new licenses or renew existing licenses. In many states in which we provide services, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, our business could be materially affected until such time, if any, as we are able to meet the regulatory requirements, if at all. Additionally, some states may decide to contract directly with enterprises such as ours for managed behavioral healthcare services, in which case they may also require us to meet or exceed regulatory net worth requirements that we may not readily be able to meet. Currently, we cannot quantify the potential effects of additional regulation, if any, of the managed care industry.

The status and future effect of healthcare reform in the U.S. is uncertain.

The Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010 contain provisions that may, among other things, reduce government payments for healthcare services, and is currently subject to political controversy and significant uncertainty. We cannot predict the effect of this legislation and any future changes therein on our business.

Healthcare organizations could be adversely affected in 2013 and 2014 by costs associated with adoption of the new federally mandated ICD-10 standardized coding set for diagnoses.

The federal government will require that healthcare organizations adopt updated and expanded standardized code sets (known as ICD-10) effective October 2014 for documenting health diagnoses. These new standardized code will require us to make additional investments that could be significant.

We can be adversely affected by changes in federal, state and local healthcare policies, programs, funding and enrollments.

At March 31, 2013, all of our business was attributable to health plans serving Medicare, Medicaid, and CHIP members. We are unable to predict the impact on our operations of future regulations or legislation affecting these programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on us. Moreover, any reduction in government spending for such programs may also have a material adverse effect.

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

In recent years, the managed care industry has been subjected to a greater number of lawsuits and claims of professional liability alleging negligence in performing utilization review and other managed care activities and for denial of payment for services. Such incidents could result in professional negligence or other claims against us causing us to incur fees and expend substantial resources in defense of such actions in excess of the limits of our professional liability insurance.

Risks related to our business

In addition to all of the foregoing general industry-related risks that may particularly affect our business, we are also subject to the following more particular risks:

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

We have experienced a significant decrease in operating revenues beginning January 1, 2013 due to the loss of our major contract in Puerto Rico on December 31, 2012. The loss of this contract and our inability to generate sufficient cash flow to meet our obligations and sustain our operations raise substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Our future is dependent on our ability to execute our business and liquidity plans successfully. If we fail to do so for any reason, this will affect our ability to continue as a going concern in which event investors could lose their entire investment in the Company. Accordingly, in their audit report dated April 12, 2013 on our consolidated financial statements contained herein, our auditors expressed substantial doubt as to our ability to continue as a going concern.

Our existing and potential managed care clients operate in a highly competitive environment and may be subject to a higher rate of merger, acquisition, and regulation than in other industries.

Our clients may decide to manage the behavioral healthcare benefits “in-house” and, as a result, discontinue contracting with us. For example, our Puerto Rico client terminated its contract with us as of December 31, 2012 and is now managing its members’ behavioral benefit internally. Additionally, our small to medium-sized health plan clients may be acquired by larger health plans, resulting in non renewals of our contracts.

Our inability to renew, extend or replace expiring or terminated contracts in the near term could adversely affect our liquidity, profitability and financial condition.

Many of our contracts could be terminated immediately either for cause or without cause by the client upon notice of a specified time (typically between 60 and 120 days). The loss of one of these contracts could materially reduce our net revenue and have a material adverse effect on our liquidity, profitability and financial condition.

Many of our clients provide services to groups covered by Medicare, Medicaid and/or CHIP programs. Such federal and state controlled programs are susceptible to annual changes in reimbursement rates and eligibility requirements.

At March 31, 2013, we managed approximately 178,000 lives for 10 clients in connection with behavioral, substance abuse, and psychotropic pharmacy management services covered through Medicare, Medicaid, and CHIP programs in seven states and Puerto Rico. Any changes in Medicare, Medicaid, and/or CHIP reimbursement could ultimately affect us adversely through contract bidding and cost structures with the health plans affected by such change, especially if we are unable to adapt to the differing needs of our Medicare members and the Medicare regulations. Also, because governmental healthcare programs account for such a large portion of state budgets, efforts to contain overall government spending could result in a significant decrease in healthcare programs.

Temporary reductions in governmental funding for Medicare, Medicaid and CHIP programs have previously had an adverse impact on us that could continue. In addition, states in which we operate may pass legislation that would further reduce our revenue from such sources or increase our claims expense through changes in the reimbursement rates, changes in the benefit covered, or in the number of eligible participants. We may be unable to reduce our costs to a level that would allow us to maintain current gross margins specific to our Medicare, Medicaid and CHIP programs.

We may not be able to predict utilization of our at-risk contracts accurately, which could result in contracts priced at levels insufficient to reasonably ensure profitability.

A substantial portion of our services are provided on an at-risk capitation (fixed fee) basis for costs incurred to provide agreed-upon levels of service. This exposes us to significant risk that contracts negotiated and entered into may ultimately be unprofitable if utilization levels require us to provide services at costs that exceed the capitation rates we receive for the covered services. Failure to adequately anticipate costs at contact signing or renewal or control cost increases could have material, adverse effects on our business.

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

From time to time, we receive notifications from various state agencies concerning our business and operations. Many of our contracts contain provisions stating that we are responsible for regulatory penalties or fines assessed to the client that are due to our noncompliance with a contractual requirement. Our inability to comply with these contractual or regulatory requirements may have a material adverse effect on our business.

A failure of our information systems could significantly impair our ability to serve our customers and manage our business.

An effective and secure information system, available at all times, is vital to our health plan customers and their members. We depend on our computer systems for significant service and management functions, such as providing membership verification, monitoring utilization, processing provider claims, and providing regulatory data and other client and managerial reports. Although our computer and communications hardware is protected by physical and software safeguards and other internal controls, it is still vulnerable to computer viruses and other technological threats, fire, storm, flood, power loss, telecommunications failures, or physical break-ins, and similar catastrophic events. We do not have 100% redundancy for all of our computer and telecommunications facilities. We also depend on a third-party provider of application services for our core business application. Any sustained disruption in their services to us would have a material negative effect on our business.

We are subject to intense competition that may prevent us from gaining new customers or pricing our contracts at levels sufficient to achieve gross margins to ensure profitability.

We are continually pursuing new business. Many of our competitors are significantly larger and better capitalized than we are. Our smaller size and weak financial condition has been a deterrent to some prospective customers. Additionally, we will likely have difficulty in matching the financial resources expended on marketing by larger competitors. As a result, we may not be able to successfully compete in our industry in some respects, markets or instances.

We will require additional funding, and we cannot guarantee that we will find adequate sources of capital at acceptable terms in the future or that we will be able to continue as a going concern.

We cannot provide assurance that our available cash will be sufficient to fund our business. Although we currently expect to obtain the needed funds from operating activities, which cannot be assured and new financing, possibly including, which cannot be assured additional debt or equity or financing (which could dilute current stockholders’ ownership interests), we also cannot provide assurance that such additional funding will be available on acceptable terms, if at all. Failure to achieve these goals may affect our ability to continue as a going concern. (See also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, below.)

We may be unsuccessful in obtaining required performance bonds or other security, and consequently may lose clients.

Some of our clients may require us to maintain performance bonds, restricted cash accounts, or other security with respect to our obligations to pay claims. Due to current market conditions or other factors, we may be unable to provide the security required by the client or prospect.

We are dependent on our provider network to provide adequate services to our members.

We contract with providers as a means to provide access to behavioral health services for our members. Some providers could refuse to contract with us, demand higher payments than we are willing or able to make, or take other actions which could result in higher healthcare costs. In addition, we may not have access to sufficient providers in a particular geographic area to provide adequate coverage for our members to meet our marketing objectives or contractual obligations. We cannot provide any assurance that we will be able to continue to renew existing provider contracts or enter into new contracts.

Claims brought against us could exceed our insurance coverage.

From time-to-time, we are subject to a variety of legal actions including provider disputes and breach of contract actions. Although we establish provisions for estimated litigation costs as we believe appropriate, we cannot provide assurance that our recorded provisions will be adequate to cover such costs. We maintain a program of insurance coverage against a broad range of risks related to our business. As part of this program of insurance, we are subject to certain deductibles and self-insured retentions. Our insurance limits or covered risks may not be sufficient to cover all judgments, settlements, or costs relating to future claims, suits or complaints. In addition, upon expiration of our insurance policies, we could find that sufficient insurance is not available on acceptable terms, if at all. Therefore, the litigation to which we are subject could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We may be unable to attract and retain qualified personnel.

The success of our business is largely dependent on the skills, experience and performance of key members of our senior management team, such as our CEO, President, and Chief Financial Officer and others. We believe our ability to attract and retain highly skilled and qualified technical, managerial, and marketing personnel will determine whether we meet our goals. The market for highly skilled sales, marketing and support personnel is highly competitive as a result of the limited availability of technically qualified personnel with the requisite understanding of the markets which we serve. The inability to hire or retain qualified personnel may hinder our ability to implement our business strategy and may harm our business.

Our growth could strain our personnel and infrastructure resources.

Any growth in our operations could place a significant strain on our current management, administrative, operational, and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures.

Risks related to our common and preferred stock

Our Series C Convertible Preferred stockholders have significant rights and preferences over the holders of our common stock.

Our Series C Convertible Preferred stockholders are entitled to receive dividends when declared by our Board of Directors before dividends are paid on our common stock and also have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up. The aggregate amount of that senior claim is approximately $2,608,500. In addition, each Series C Convertible Preferred stockholder is entitled to vote together with the holders of our common stock on an “as converted” basis, and, voting together as a separate class, all holders have the right to elect five directors to our Board of Directors.

The holders of our Series C Convertible Preferred Stock have other rights and preferences as detailed elsewhere in this report. These rights and preferences could adversely affect our ability to finance future operations, satisfy capital needs or engage in other business activities that may be in our interest.

Our Series D Convertible Preferred stockholders have significant rights and preferences over the holders of our common stock.

We also have a class of convertible preferred stock, Series D, for which 7,000 shares are authorized and 250 shares have been issued. The shares do not vest until the tenth anniversary of the grant date of January 4, 2012 at which time the shares will be convertible into 100,000 shares of common stock. Prior to vesting and thereafter, each Series D convertible preferred share is entitled to all voting, dividend, liquidation and other rights accorded a share of Series D convertible preferred stock. If a dividend is declared on the common stock, each share of Series D stock is entitled to receive a dividend equal to 50% of the dividend declared for the common stock as if the Series D stock had been converted. Despite their nonvested status, voting rights of each share nevertheless consist of the right to cast the number of votes equal to those of 500,000 shares of common stock. Unless otherwise required by applicable law, holders of shares of Series D have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders.

Shares reserved for future issuance upon the conversion of our preferred stock, subordinated debentures, options, warrants, and convertible promissory notes may result in dilution to our common stockholders.

As of March 31, 2013, 48,432,224 shares of our authorized but unissued common stock were reserved for the potential conversion of our Series C and Series D Convertible Preferred Stock now outstanding or to be issued, subordinated debentures, and convertible promissory notes. In addition, 90,875,251 shares of our common stock were reserved for the possible exercise of warrants and stock options that are not outstanding or may be issued in the future under existing stock option plans.

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

Since we are a smaller reporting entity, and since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the more robust requirements of the federal securities laws and regulations and the large stock exchanges, including, but not limited to many disclosure requirements of Regulation S-X, certain corporate governance rules and other provisions of the Sarbanes-Oxley Act of 2002, including Section 404(b), which, if applicable, would require our independent auditors to report on the Company’s internal control over financial reporting. The corporate governance rules that do not apply to us relate to independent director standards, director nomination procedures, audit and compensation committees standards, the use of an audit committee financial expert and the adoption of a code of ethics, some of which we nevertheless comply with voluntarily in some significant respects.

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

We expect that our per share price will continue to be volatile for the indefinite future. In the past, securities class action litigation has often been initiated against a company by investors following periods of volatility in the market price of its securities. Accordingly we could be the target of similar litigation in the future. Securities litigation, if it were to occur, even if we were to successfully defend it, would likely result in substantial costs and divert management’s attention and other Company resources.

ITEM 2.	PROPERTIES

We do not own any real property. We lease our Tampa corporate office and lease no other properties. In our Tampa office we maintain clinical operations, business development, accounting, financial and regulatory reporting and other management information systems, and provider and member service functions. Future payments under this noncancelable lease for office space are included in Note 7 to our consolidated financial statements included in Item 8 of Part II herein. We believe our current office space is suitable and adequate to meet our existing needs and that additional facilities will be available for lease to meet our future needs, if necessary.

ITEM 3.	LEGAL PROCEEDINGS

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

(1)

We initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract but also found that Mr. Katzman was not entitled to damages. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. The Company appealed the lower court’s decision and posted a collateralized appeal bond for approximately $1.3 million. On February 14, 2013, the 11th Circuit Court of Appeals of the State of Florida reversed the lower court’s judgment in favor of Katzman and remanded the case for a new trial on both liability and damages. The appellate court also taxed appellate costs in favor of CompCare against Katzman. The decision of the appellate court also reverses the lower court’s award of attorney’s fees previously awarded to Katzman against CompCare.

(2)	On January 5, 2011, a complaint entitled “Community Hospitals of Indiana, Inc. vs. Comprehensive Behavioral Care, Inc. and MDwise, Inc.” was filed against us. The complaint claims damages of approximately $1.7 million from us and MDwise, Inc., a former client, for allegedly unpaid claims for behavioral health professional services rendered between 2007 and 2008. The complaint alleges, among other things, breach of contract and unjust enrichment, and requests recovery of alleged losses despite the absence of a contract between us and complainant. We believe the suit against the Company is without merit and are vigorously opposing the litigation.

(3)	We are in arbitration with a former health plan client in Missouri relating to its allegation that we breached our obligation to pay claims submitted to us for payment. The arbitration is underway but has not yet progressed significantly.

(4)	A group of health care providers in the state of Louisiana has filed suit against us claiming breach of contract in that we failed to pay claims submitted to us for payment. The litigation is currently in the discovery stage.

Management believes that the Company has made adequate provision for any estimated probable losses, including legal defense costs, from the litigation described above.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY. RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information - Our common stock is traded on the OTCBB under the symbol CHCR. The following table sets forth the range of high and low bid quotations for the common stock, as reported by the OTCBB, for the fiscal quarters indicated. The market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

		Price
YEAR		HIGH	LOW
2012	FIRST QUARTER	$0.25	0.15
	SECOND QUARTER	0.21	0.13
	THIRD QUARTER	0.20	0.15
	FOURTH QUARTER	0.18	0.08

2011	FIRST QUARTER	$0.65	0.20
	SECOND QUARTER	0.57	0.17
	THIRD QUARTER	0.32	0.17
	FOURTH QUARTER	0.30	0.16

(b)	Holders - As of March 31, 2013 we had 667 holders of record of our common stock.

(c)	Dividends - We did not pay any cash dividends on our common stock during the years ended December 31, 2012 or 2011 and do not contemplate the initiation of payment of any cash dividends in the foreseeable future. In the event that we do pay dividends, the holders of record of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are entitled to receive such dividends in preference to the holders of our common stock, when and if declared by our Board of Directors. If declared, holders of our Series C Convertible Preferred Stock will receive dividends in an amount equal to the amount that would have been payable had the Series C Convertible Preferred Stock been converted into shares of our common stock immediately prior to the declaration of such dividend. Holders of our Series D Convertible Preferred Stock will receive dividends in an amount equal to 50% of the amount that would have been payable had the Series D Convertible Preferred Stock been converted into shares of our common stock. No dividends shall be authorized, declared, paid or set apart for payment on any class or series of our stock ranking, as to dividends, on a parity with or junior to the Series C Convertible Preferred Stock for any period unless full cumulative dividends have been, or contemporaneously are, authorized, declared, paid or set apart in trust for such payment on the Series C Convertible Preferred Stock. In addition, as long as a majority of the 10,434 shares of our Series C Convertible Preferred Stock are outstanding, we cannot declare or pay any dividend or other distribution with respect to any equity securities without the affirmative vote of holders of at least 50% of the outstanding shares of Series C Convertible Preferred Stock.

(d)	Securities Authorized for Issuance under Equity Compensation Plans - The equity compensation plan information contained in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period November 10, 2012 to March 31, 2013, we issued shares of common stock and warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

•	On November 29, 2012, we issued 200,000 shares of our common stock to a consultant in lieu of cash compensation for corporate financing services.

•

During 2012 we received from a company consulting services which were remunerated with a combination of cash and our common stock. The issuance of 300,000 shares on January 4, 2013 completed our required payments to the vendor.

•

On February 5, 2013, we issued warrants to purchase an aggregate of 1,500,000 shares of our common stock to three consultants in lieu of cash compensation for marketing services. The warrants, which expire in February 2016, were vested in full at issuance and can be exercised at a price of $0.25 per share.

•

On March 12, 2013, we issued warrants to purchase 50,000 shares of our common stock to a consultant in lieu of cash compensation for marketing services. The warrants, which expire in March 2016, were vested in full at issuance and can be exercised at a price of $0.25 per share.

•

On March 16, 2013, we issued a warrant to an investor who agreed to renew an existing loan to us of $100,000. The warrant has a three year term and is exercisable at $0.15 per share to purchase 25,000 shares of our common stock. The warrant was vested in full at issuance.

•

On March 21, 2013, we issued warrants to purchase 100,000 shares of our common stock to a consultant in lieu of cash compensation for marketing services. The warrants, which expire in March 2016, were vested in full at issuance and can be exercised at a price of $0.25 per share.

•	On March 25, 2013, we issued 25,000 shares of our common stock to a consultant in lieu of cash compensation for corporate financing services.

•

On March 31, 2013, we issued a warrant to an investor who agreed to renew an existing loan to us of $50,000. The warrant has a three year term and is exercisable at $0.15 per share to purchase 25,000 shares of our common stock. The warrant was vested in full at issuance.

•

On April 11, 2013, we issued warrants to purchase 2,000,000 shares of our common stock to a company in lieu of cash compensation for consulting and pharmacy analytical services. The warrants, which expire in April 2016, were vested in full at issuance and can be exercised at a price of $0.20 per share.

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

OVERVIEW

CompCare manages the delivery of a continuum of behavioral healthcare, substance abuse, and drug management services for commercial, Medicare, Medicaid, and CHIP members on behalf of health plans. It also provides these services to employees of self-insured companies and members of unions. Our managed care operations include at-risk contracts, administrative service agreements, and fee-for-service agreements. The customer base for our services is primarily health plans that contract with governmental entities. Our clinical services are provided by unrelated contracted providers on a fee for service or subcapitated basis.

SOURCES OF REVENUE

A quantitative summary of our revenues by source category for 2012 and 2011 follows:

	2012	2011
At-risk contracts	$26,585	$35,139
Administrative services only contracts	2,914	2,768
Pharmacy contracts	39,367	33,303

	$68,866	$71,210

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

We typically enter into contracts on an annual basis to provide managed behavioral healthcare, substance abuse, and pharmacy management services to our customers’ members. Our arrangements with our clients fall into two broad categories:

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

We also cover pharmacy management services, where we receive an additional per-member per-month amount. We manage pharmacy services through the collection and analysis of pharmacy claims data which is provided by the health plan’s pharmacy benefit manager (“PBM”), whose primary functions are claims adjudication and drug cost negotiation. Through data analysis and usage evaluation against clinically sound, evidence-based criteria, we are able to identify ineffective, inappropriate and costly drug utilization. Our approach is to address these issues in a collaborative manner with the primary care physicians and psychiatrists through the provision of useful information based on our analysis. Our goal is to produce positive outcomes for patients while controlling pharmacy costs.

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

During 2012, we managed programs through which services were provided to recipients in 22 states, the District of Columbia and Puerto Rico. Our objective is to provide easily accessible, high quality behavioral healthcare and pharmacy services and to manage costs through measures such as the monitoring of hospital inpatient admissions and the review of authorizations for various types of outpatient therapy. Our goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.

Our programs and services include:

•	management of prescription drugs on an at-risk basis for health plans, self-insured companies, and unions;

•	fully integrated behavioral healthcare and pharmacy management services;

•	analytic services for medical and pharmacy claims for medical integration of behavioral and medical care coordination;

•	case management/utilization review services;

•	administrative services management;

•	preferred provider network development;

•	management and physician advisor reviews; and

•	overall care management services.

Recent Developments

New Business

In March of 2013, we entered into an agreement with Local No. 29 of the Laborers International Union of North America to provide our Pharmacy Savings Management Program. Through the use of selected pharmacy benefits managers, pharmacy data analytics, and the development of cost-saving ancillary pharmacy programs, we believe we can reduce drug costs for our clients that utilize our program.

Effective January 1, 2013, we began providing administrative behavioral health services to approximately 3,000 members of a Medicare Advantage population serviced by a health plan in the state of California.

Contract Terminations

On December 31, 2012, the contract with our major Puerto Rico client expired and was not renewed. Under the contract, we provided services on an at-risk basis to approximately 220,000 Medicare members. The contract accounted for 82.5%, or $56.1 million, and 67.9%, or $48.4 million, of our revenues for the years ended December 31, 2012 and 2011, respectively.

Debt Modification

On March 15, 2013, we executed an agreement with a creditor to modify the terms of a previously matured but unpaid promissory note in the amount of $1.4 million. Under the modified terms of the note, the maturity date was extended from February 28, 2013 to January 31, 2014 and the conversion price at which the note may be converted into our common stock was reduced to $0.125 from $0.25. In addition, the exercise price of a warrant to purchase our common stock issued in conjunction with the note was reset from $0.44 to $0.22. We also assigned certain receivables and a potential arbitration recovery to the creditor as a source of future repayment of a second loan from the creditor in the amount of $625,000 maturing May 14, 2013 and a $75,000 loan from an individual related to the creditor also due on May 14, 2013. Any proceeds remaining from the assigned receivables and potential recovery after repayment of the aforementioned loans will be used to reduce the principal of the $1.4 million loan, but not in excess of $300,000.

Financial Performance Summary

RESULTS OF OPERATIONS 2012 AS COMPARED TO 2011.

Revenues: Total managed care revenues decreased 3.3%, or approximately $2.3 million, for 2012 compared to 2011. We experienced increases and decreases in the various categories of such revenues as follows:

At-risk behavioral health contracts: Operating revenues from at-risk contracts decreased by 24.3%, or approximately $8.5 million, to $26.6 million for 2012 compared to $35.1 million for 2011. The decrease was primarily attributable to the loss of customers in Missouri, Texas and Wisconsin during the end of 2011 and throughout 2012 of $9.2 million and to the loss of contracts in Louisiana and Michigan of $3.3 million during the third and fourth quarters of 2012. The decrease was offset by approximately $4.1 million in additional revenues from new customers and others that were previously under contract.

ASO contracts: Revenue from ASO contracts increased by 4.7%, or approximately $0.1 million, to $2.9 million for the year December 31, 2012, due primarily to $0.5 million of additional revenue from the expansion of business of previously existing ASO customers, offset by loss of contracts of $0.4 million for 2012 as compared to 2011.

Pharmacy management contracts: Pharmacy revenue increased by 18.2%, or approximately $6.0 million, to $39.4 million for 2012 from approximately $33.3 million for 2011 primarily due to a 6.5% increase in membership and a 11% contract rate increase effective January 1, 2012 from our major customer in Puerto Rico (which was discontinued for 2013).

Costs of revenues: Total costs of revenues decreased approximately 23.0%, or $16.4 million, in 2012 as compared to 2011 for reasons set forth in the following four paragraphs.

Claims costs, at-risk behavioral health contracts: Claims expense on at-risk contracts decreased by 25.9%, or approximately $7.3 million, to $20.9 million for 2012 as compared to 2011. The decrease was primarily attributable to a reduction of claims related to contracts lost in Missouri, Texas, and Wisconsin during the fourth quarter of 2011 and throughout 2012 as described above as compared to the comparable period. The claims costs decrease was offset by increases of $1.5 million and $1.4 million resulting from the expansion of existing contracts and the addition of new at-risk business, respectively. Claims costs as a percentage of at-risk revenues decreased to 78.6% for 2012, from 80.4% for 2011, due to decreased utilization of services in 2012.

Pharmacy drug costs: Pharmacy costs decreased by 18.5%, or approximately $6.3 million, to $27.6 million for 2012 as compared to $33.9 million for 2011. The decrease is attributable to a $4.0 million resolution of a contract interpretation dispute with our major customer in Puerto Rico relating to the removal of non-psychotropic drugs charged to us by the health plan’s pharmacy benefit manager and the effect of the lower cost of a recently available generic version of a highly prescribed drug. The decrease was offset by higher drug costs attributable to greater drug utilization accompanying a 6.5% increase in membership. Pharmacy costs as a percentage of pharmacy revenue decreased from 101.8% for 2011 to 70.2% for 2012, due to an increase in the contract rate effective January 1, 2012 for our major customer in Puerto Rico (which was discontinued in 2013), the aforementioned $4.0 million adjustment and decrease in the cost of the highly prescribed drug.

Contract loss allowance: During 2012, we reversed $450,000 of an excess contract loss allowance that we had established at December 31, 2011 for our Louisiana contract because the allowance was no longer needed due to the early termination of the contract.

Other healthcare operating expenses: Other healthcare operating expenses are for administration, such as salaries, employee benefits and external medical case review fees, decreased $1.9 million to $6.7 million for 2012, as compared to $8.7 million for 2011. The decrease is primarily attributable to salary reductions and cost savings from employee reductions in 2012. Total healthcare costs as a percentage of total operating revenue decreased to 9.8% for 2012 compared to 12.2% for 2011.

General and administrative expense: General and administrative expense decreased by 40.0%, or approximately $4.5 million, to $6.8 million for 2012 as compared to 2011. The decrease was primarily attributable to a reduction in legal expense due to adjustments of an estimated legal settlement provision, lower equity compensation expense, and cost savings from employee reductions in 2012. As a percentage of total operating revenue, general and administrative expense decreased to 9.8% for 2012 compared to 15.8% for 2011 due to the aforementioned.

Interest expense: Interest expense, excluding amortization of debt discount, increased by approximately 37.6%, or approximately $414,000, for 2012 as compared to 2011 due to an increase in the weighted average amount of debt outstanding to approximately $9.2 million during 2012, from $6.5 million for 2011 net of a decline in the average effective interest rate, excluding amortization of debt discount, for 2012, to approximately 16.4% from 16.9% for 2011, which was the result of adding $3.5 million in debt at 14% during the third quarter of 2011.

Income taxes: Our provisions for income taxes for 2012 and 2011 were attributable to income earned in Puerto Rico and certain states. During 2012, our subsidiary in Puerto Rico utilized approximately $3.0 million of deferred tax assets from net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

During 2012, net cash increased by $88,000. Company operations resulted in a net inflow of cash of approximately $0.3 million. Cash used in financing activities consists primarily of approximately $0.1 million in proceeds from the issuance of note obligations, offset by approximately $0.4 million in debt repayments.

At December 31, 2012, we had a working capital deficiency of approximately $23.1 million, including $2.9 million of debt that was past due and, therefore, in default, and a stockholders’ equity deficiency of approximately $22.9 million resulting from a history of operating losses. As a result, as set forth in Notes 2 and 7 to our consolidated financial statements, there is significant uncertainty as to our ability to continue our operations as a going concern.

We expect that with our existing customer contracts, plus the addition of new contracts we are close to obtaining through our marketing efforts, including the launch of our new pharmacy management programs (see GROWTH STRATEGY under Item 1, above), that we will be able to sustain current operations over the near term. We are looking at various alternative or additional sources of financing if operations cannot support our ongoing plan. Nevertheless, there can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all. Although subject to the risks and uncertainties discussed previously in Item 1A “Risk Factors” and in the following paragraph, management believes that our current cash position will likely be sufficient to meet our current levels of operations in the short term. However, failure to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2013 would adversely affect our ability to achieve our business objectives and continue as a going concern.

The United States and other parts of the world have been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability, and uncertainty about the effects of prospective U.S. government action on healthcare all of which are likely to continue to have far-reaching effects on economic activity for an indeterminate period. The effects and probable duration of these conditions on our future operations and positive cash flows, including our ability to obtain continued support from our major stockholders and creditors, cannot be estimated at this time.

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

Our ability to continue to borrow funds on an unsecured or secured basis is unknown, as well as our ability to sell our common stock in private placements. There are no present plans in place for a public registration of any of our securities. With the exception of contracted maturities of debt, there are no other known future liquidity commitments or events.

Our external sources of funds consist primarily of borrowings, and the use and sale of our unregistered common stock as a form of liquidity. Each is described below.

Borrowings. We have used on an as-needed basis unsecured loans from related and unrelated individuals and companies to meet on-going working capital needs. The duration of the borrowings has ranged from one week to three years, with stated interest rates ranging from 7% to 24%. Certain of the loans have contained features such as the ability to convert all or a portion of the loan into our common stock, or have had a warrant for the purchase of our common stock issued in conjunction with the loan, or both. During 2012, we obtained approximately $125,000 in cash loans to fund our operations. Repayments of debt during 2012 were $378,000, which were funded from cash generated from operations and new borrowings. Future repayments are expected to be made from similar sources.

A further source of liquidity via borrowing is the renegotiation of a portion of our convertible subordinated debentures that were due in full on April 15, 2010. We were not able to repay the debentures on the due date, but as of December 31, 2012, have converted approximately $1.8 million, or 76%, of the outstanding debentures to three-year senior promissory notes with a fixed interest rate of 14%. In connection with issuing the senior promissory notes, we also issued warrants to purchase an aggregate of approximately seven million shares of our common stock, each exercisable at a price of $0.25 and with a five year term.

Sales of common stock. We have periodically sold shares of our unregistered common stock in private placements. The funds from such sales have been used for working capital purposes. We did not sell any shares of our common stock during 2012, but did raise approximately $1.0 million through such sales during 2011.

Use of common stock and warrants to purchase common stock in lieu of cash. Certain vendors and noteholders have accepted our common stock and warrants as payment for services, interest and debt. However, during 2012, we avoided cash outlays of only approximately $16,000 for services by issuing our common stock or warrants to purchase common stock.

Our business model does not require us to make extensive investments in or use of capital resources.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2012 and 2011, the Company did not have any off-balance sheet arrangements.

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

Revenue recognition. The majority of our managed care activities are performed under at-risk arrangements pursuant to terms of agreements primarily with health plans to provide contracted behavioral healthcare and pharmacy management services to subscribing members. For the years ended December 31, 2012 and 2011, such agreements accounted for approximately 96%, or $66.0 million and 96%, or $68.4 million, respectively, of our revenue. Revenue under these agreements is earned continuously over time regardless of services actually provided and, therefore, is recognized monthly based on the number of qualified members. The information regarding qualified members is supplied by our clients, and we review member eligibility records and other reported information to verify its accuracy and determine the amount of revenue to be recognized. The remaining balance of our revenues is earned and recognized as services are delivered on a non-risk basis.

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

Whenever we believe it is probable that a future loss will be incurred under our managed care contracts based on a perceived contractual premium deficiency, and we expect to be unable to cancel our obligation or renegotiate, and the amount of the loss can be reasonably estimated, we also provide for such expected losses. We perform this loss accrual analysis on a contract-by-contract basis by taking into consideration various factors such as future contractual revenue, estimated future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The estimated future healthcare and maintenance costs are based on historical trends and expected future cost increases. Our analysis at December 31, 2011 identified one contract for which it is probable that a loss will be incurred during the remaining contract term. Based on available information, we had estimated the loss at $450,000 and established an allowance for the loss on our consolidated balance sheet. At December 31, 2012, no contract loss allowance for future periods was necessary.

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

The accrued claims payable ranges were between $12.9 and $13.1 million at December 31, 2012 and between $13.9 and $14.1 million at December 31, 2011. Based on the information available, we determined our best estimate of the accrued claims liability to be $13.1 million and $14.0 million at December 31, 2012 and 2011 respectively. Our accrued claims liability at December 31, 2012 and 2011 includes approximately $9.8 million and $7.3 million, respectively, of submitted and approved but unpaid claims, $3.3 million and $6.2 million for IBNR claims, respectively, and zero and $0.5 million, respectively, of contract loss allowance. A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at December 31, 2012 could increase our claims expense by approximately $145,000. Actual claims incurred could differ from estimated claims accrued.

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

Goodwill. We evaluate the amount of any recorded goodwill at least annually, typically in the fourth quarter of our fiscal year. For 2012, we began our evaluation with a qualitative assessment of our managed care business, which is the reporting unit to which all our recorded goodwill related. Our assessment examined various indicators, primarily historical operating results, cash flows, and revenue trends, and resulted in a determination that it was more likely than not that our goodwill was impaired. To further confirm or invalidate this initial conclusion, we then proceeded to perform a quantitative analysis that calculates a fair value of the reporting unit which is then compared to the estimated fair values of our assets and liabilities. To obtain a reporting unit fair value, we used an income approach, which was heavily dependent upon management’s assumptions. The income approach utilizes a discounted cash flow model to estimate the fair value of the reporting unit by discounting future cash flows derived from forecasted revenues, expenses, and capital expenditures. The discount rate or weighted average cost of capital incorporates both market and company-specific risk premiums determined by management.

We compared the estimate of the reporting unit’s fair value produced by the income approach to the net estimated fair values of our assets and determined that the implied value of goodwill was less than our recorded amount of goodwill. The amount of the adjustment required to our goodwill was calculated at that time to be 100% of the recorded balance. Accordingly, management recorded an impairment charge of approximately $12.2 million in December 2012. The goodwill impairment was a result of the expiration on December 31, 2012 of the contract with our client MMM Healthcare, Inc. and its corporate affiliate PMC Medicare Choice, Inc. which accounted for 81.5%, or $56.1 million, of our revenues for the twelve months ended December 31, 2012.

Income taxes. Computing our provision for income taxes involves significant judgment and estimates particularly in relation to the determination of a valuation allowance for deferred tax assets (primarily from net operating loss carryforwards). See Note 9 to our consolidated financial statements.

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

Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comprehensive Care Corporation

We have audited the accompanying balance sheets of Comprehensive Care Corporation and Subsidiaries (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity deficiency, and cash flows for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comprehensive Care Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the two years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 7 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated sufficient cash flows from operations to fund its working capital requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 2 and 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

April 12, 2013

Clearwater, Florida

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$920	$832
Accounts receivable	4,546	834
Other	181	699

	5,647	2,365
Property and equipment, net	172	392
Goodwill	—	12,150
Other intangible assets, net of accumulated amortization of $1,560 in 2011	—	28
Other	305	381

	$6,124	$15,316

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
Current liabilities:
Notes payable:
Related parties	$2,000	$2,090
Other	2,239	580
Current portion of long term debt
Related parties	1,000	—
Other	2,067	2,467
Accounts payable	1,110	1,323
Accrued claims payable	13,099	14,036
Other accrued expenses	5,820	7,399

	27,335	27,895
Long-term debt, net of current portion:
Related parties	—	1,000
Other	1,732	2,903

Total liabilities	29,067	31,798

Stockholders’ equity deficiency:
Preferred stock, $50.00 par value, noncumulative:
Series C Convertible, 14,400 shares authorized; 10,434 shares issued and outstanding	522	522
Other series; 981,260 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 59,451,836 and 59,251,836 shares issued and outstanding	594	592
Additional paid-in capital	25,982	25,455
Deficit	(50,041)	(43,051)

Total stockholders’ equity deficiency	(22,943)	(16,482)

	$6,124	$15,316

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011
Managed care revenues	$68,866	$71,210
Costs and expenses:
Costs of revenues	54,840	71,257
General and administrative	6,770	11,291
Goodwill impairment	12,150	—
Depreciation and amortization	249	839

	74,009	83,387

Operating loss	(5,143)	(12,177)
Other income (expense):
Interest expense, including $632 and $519 to related parties and amortization of debt discount of $371 and $753	(1,886)	(1,853)
Other , net	43	19

Loss before income taxes	(6,986)	(14,011)
Income taxes	4	77

Net loss attributable to common stockholders	$(6,990)	$(14,088)

Basic loss per share	$(0.12)	$(0.25)
Weighted average common shares outstanding:	59,270	57,031

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY DEFICIENCY

(Amounts in thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN		TOTAL STOCKHOLDERS’ EQUITY
	SHARES	DOLLARS	SHARES	DOLLARS	CAPITAL	DEFICIT	DEFICIENCY
Balances, January 1, 2011	14	$720	54,360	$544	20,958	(28,963)	(6,741)
Net loss	—	—	—	—	—	(14,088)	(14,088)
Shares issued in connection with private transactions	—	—	3,933	39	979	—	1,018
Stock issued to non-employees for consulting services	—	—	250	2	44	—	46
Warrants issued to employees	—	—	—	—	1,666	—	1,666
Warrants and/or options issued to non-employees for services	—	—	—	—	145	—	145
Warrants issued in connection with debt financings	—	—	—	—	200	—	200
Beneficial conversion in connection with debt financings	—	—	—	—	192	—	192
Conversion of Series C preferred stock to common stock	(4)	(198)	1,254	13	185	—	—
Reacquisition and cancellation of common stock	—	—	(545)	(6)	(144)	—	(150)
Issuance of stock options	—	—	—	—	1,230	—	1,230

Balances, December 31, 2011	10	$522	59,252	$592	$25,455	($43,051)	($16,482)
Net loss	—	—	—	—	—	(6,990)	(6,990)
Stock issued to non-employees for consulting services	—	—	200	2	14	—	16
Warrants issued to employees	—	—	—	—	(25)	—	(25)
Warrants issued to non-employees for services	—	—	—	—	2	—	2
Warrants issued in connection with debt financings	—	—	—	—	9	—	9
Issuance of unvested Series D preferred stock	—	—	—	—	373	—	373
Issuance of stock options	—	—	—	—	154	—	154

Balances, December 31, 2012	10	$522	59,452	$594	$25,982	($50,041)	($22,943)

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,990)	$(14,088)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	249	839
Bad debts	28	9
Goodwill impairment loss	12,150	—
(Gain) loss from write-off of property	(6)	119
Discount amortization on notes payable	371	753
Stock-based compensation	601	3,005
Changes in assets and liabilities:
Accounts receivable	(3,740)	(823)
Other current assets	444	93
Other assets	76	(131)
Accounts payable	(282)	472
Accrued claims payable	(937)	5,766
Other accrued expenses	(1,612)	(23)

Net cash provided by (used in) operating activities	352	(4,009)

Cash flows from investing activities:
Purchase of property and equipment	(3)	(39)

Net cash used in investing activities	(3)	(39)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	1,018
Debt issuance costs	(8)	(150)
Proceeds from borrowings	125	4,000
Repayment of debt	(378)	(401)
Retirement of common stock	—	(150)

Net cash (used in) provided by financing activities	(261)	4,317

Net increase in cash	88	269
Cash at beginning of the year	832	563

Cash at end of the year	$920	$832

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	788	512

Income taxes	85	204

Non-cash investing and financing activities:
Property acquired directly with proceeds of capital leases	—	37

Conversion of Series C preferred to common stock	—	198

Options and warrants issued for outside services	—	274

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Comprehensive Care Corporation and its wholly owned subsidiaries, each with their respective subsidiaries (collectively referred to herein as, the “Company,” “CompCare,” “we”, “us,” or “our”).

Nature of operations:

We provide managed care services in the behavioral health, substance abuse, and pharmacy management fields for commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members primarily on behalf of health plans. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided by unrelated vendors on a subcontract basis.

The majority of our managed care activities are performed under at-risk arrangements pursuant to terms of agreements with health plans to provide contracted behavioral healthcare and pharmacy services to subscribing members. For the years ended December 31, 2012 and 2011, such agreements accounted for 96%, or $66.0 million, and 96%, or $68.4 million, respectively, of our revenue. We include cost sharing/cost savings provisions in certain agreements with health plans whereby we share in the additional cost or cost savings when comparing actual claims costs to the estimated claims costs incorporated into the contract’s pricing. We contract with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive the service, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees.

We also manage the drug benefit under certain behavioral health contracts for certain health plans’ subscribing members and are responsible for the cost of drugs dispensed. In accordance with the contracts, the health plan’s pharmacy benefit manager (“PBM”) performs drug price negotiation and claims adjudication.

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

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts. Actual results could differ from these estimates. Estimates involved in the determination of an allowance for doubtful accounts receivable and accrued claims payable, including incurred but not reported, are considered by management as particularly susceptible to material change in the next year. Other significant estimates relate to stock-based compensation, valuation of goodwill, warrants and beneficial conversion features.

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

ACCRUED CLAIMS PAYABLE

Accrued claims payable includes estimated claims incurred but not yet reported (“IBNR”) to us, and any provisions for losses under our managed care contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a contract-by-contract basis taking into consideration such factors as future contractual revenue, estimated future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. Future healthcare and maintenance costs are estimated based on historical trends and expected future cost increases.

Generally, we have the ability to cancel a managed care contract with 60 to 120 days’ written notice or to request a renegotiation of terms under certain circumstances, if the contract is not meeting our financial goals. Prior to a cancellation, we typically submit a request for a rate increase accompanied by supporting utilization data. Although historically, our clients have been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in our favor in the future. If a rate increase is not granted, we have the ability, in some cases, to terminate the contract and thereby limit our exposure to risk.

We perform quarterly reviews of our portfolio of contracts for the purpose of identifying loss contracts (as defined in Accounting Standards Codification (“ASC”) 944-60, “Premium Deficiency and Loss Recognition”) and to develop a contract loss allowance, if applicable, for succeeding periods. At December 31, 2012, no contract loss allowance for future periods was deemed necessary.

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

Due to the inherent nature of related party transactions, we have not attempted to estimate the fair value of liabilities payable to related parties of the Company. As such, promissory notes payable with carrying values of $3,000,000 and $3,090,000, respectively, at December 31, 2012 and 2011, are excluded from the following table. The carrying amounts and estimated fair values of other financial instruments (all are liabilities) at December 30, 2012 and 2011, are as follows (in thousands):

	December 31
	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Promissory notes	$3,280	$3,248	$830	$816
Zero-coupon promissory notes	230	225	230	225
Debentures	537	515	549	557
Senior promissory notes	1,771	1,757	1,759	1,786
Long-term promissory notes	125	120	2,600	2,648
Less unamortized discount	(80)	—	(361)	—

	$5,863	$5,865	$5,607	$6,032

REVENUE RECOGNITION

Revenue under our contractual agreements to provide behavioral healthcare and pharmacy management services to subscribing members is earned regardless of services actually provided and, therefore, recognized monthly based on the number of qualified members. The information regarding qualified members is supplied by our clients subject to our periodic review of their member eligibility records and other reported information to verify its accuracy and determine the amount of revenue to be recognized. Similar to our other at-risk arrangements, pharmacy drug management revenue is recognized monthly based on a contracted rate per eligible member.

COSTS OF REVENUES

Costs of revenues consist of three major components: claims costs, pharmacy costs and healthcare operating expense. Claims costs are recognized in the period in which an eligible member actually receives services and includes an estimate for costs of behavioral health services that have been incurred but not yet reported.

We also incur pharmacy costs under contracts pursuant to which we manage the drug benefit. Pharmacy costs are recognized in the period in which an eligible member actually receives medications. The health plan’s PBM periodically reports the cost of drugs used, which is subtracted from our pharmacy management premium to yield a net payment to us or payment to the health plan, depending on actual drug usage. Healthcare operating expenses are any expenses associated with care administration, which are recognized in the period that they incur.

LEGAL DEFENSE COSTS

We accrue an estimate of incurred legal defense costs to be incurred in connection with pending disputes and litigation matters as part of our estimated minimum probable losses (see Note 7c).

INCOME TAXES

We are subject to the income tax jurisdictions of the U.S., Puerto Rico and multiple state tax jurisdictions. However, our provisions for income taxes for 2012 and 2011 include only state income taxes (see Note 9).

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

The following table lists the assumptions utilized in applying the Black-Scholes valuation model for options and warrants.

	Year ended December 31
	2012	2011
Expected volatility	160%	160%
Expected life (in years) of options	5	1-10
Expected life (in years) of warrants	2-3	3-10
Risk-free interest rate range, options	0.64%	0.10-2.03%
Risk-free interest rate range, warrants	0.24-0.57%	0.62-1.97%
Expected dividend yield	0%	0%

PER SHARE DATA

For the periods presented, since losses would produce anti-dilution, no diluted loss per common share is presented. The following table sets forth the computation of basic loss per common share (amounts in thousands, except per share data):

	Year ended December 31,
	2012	2011
Numerator:
Net loss attributable to common stockholders	$(6,990)	$(14,088)

Denominator:
Weighted average common shares	59,270	57,031
Basic loss per share attributable to common stockholders	$(0.12)	$(0.25)

NOTE 3 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following at December 31 (amounts in thousands):

	2012	2011
Furniture and equipment	$1,597	$1,591
Leasehold improvements	118	118
Capitalized leases	462	474

	2,177	2,183
Less accumulated depreciation and amortization	(2,005)	(1,791)

	$172	$392

NOTE 4 — INTANGIBLE ASSETS

Intangible assets at December 31, 2011, were composed of costs of customer contracts, a provider network, and accreditation. We used a straight-line method to amortize these assets over their estimated lives, which approximated three years and ended in 2012. Annual amortization for 2012 and 2011 was $28,000 and $507,000. See also Note 11.

NOTE 5 — NOTES PAYABLE

Notes payable consists of the following as of December 31 (amounts in thousands):

	2012	2011
Note holders unrelated to the Company:
10% convertible promissory note due May 2013 (1)	$50	$50
7% and 10% convertible promissory notes due March 2013 (2)	150	150
Zero-coupon convertible promissory note due February 2013 (3)	230	230
24% promissory note due January 2012 (4)	—	90
14% promissory note due January 2013 (5)	100	200
14% senior promissory notes due April 2013 (6)	1,733	—
Other	21	21

	$2,284	$741
Related party notes:
24% convertible promissory notes issued with detachable warrants and no specified maturity date (7)	2,000	2,000

Less unamortized discount	(45)	(71)

Total Notes Payable	$4,239	$2,670

(1)	This note came due and was renewed for an additional one-year term in May 2012. As consideration for the renewal of the note, warrants to purchase 25,000 shares of our common stock at $0.15 per share were issued. The warrants were vested upon issuance and have a three-year term.
(2)	During 2012, each of these two notes came due and was renewed for additional one-year terms. For the renewal of one note, we issued a three-year warrant for the purchase of 25,000 shares of our common stock at an exercise price of $0.25.
(3)	Represents a zero-coupon convertible promissory note issued in February 2010 for net proceeds of $200,000 in cash. The note came due and was renewed several times since origination. The noteholder may elect to convert all or a portion of the face value of the note into our common stock at $0.25 per share. The current note has a maturity date of May 31, 2013.
(4)	This note was repaid in full in June and July 2012.
(5)	Issued in December 2011, the note and any unpaid interest thereon may be converted at any time during its term into our common stock at $0.25 per share. At its original maturity in January 2012, we effectively reissued the note in the amount of $100,000 on similar terms. The reissued note matured April 30, 2012, but was renewed on a quarterly basis thereafter such that the current note is now due April 30, 2013.
(6)	During 2010 and 2011 we issued 10% senior promissory notes maturing April 15, 2012, in exchange for certain of our the outstanding subordinated debentures that had previously matured on April 15, 2010, but were not repaid. In April 2012, the promissory notes were extended to mature on April 15, 2013, and the interest rate was increased to 14% payable semiannually. In conjunction with these notes, we also issued warrants to purchase an aggregate of approximately 7.0 million shares of our common stock at an exercise price of $0.25 per share. All of the warrants have five-year terms and are currently exercisable.
(7)	This convertible promissory note dated June 4, 2010 to a major stockholder matured June 4, 2011, but was not repaid and is in default. Interest at 24%, payable quarterly, is also in arrears. The principal and accrued but unpaid interest may be converted at any time prior to maturity into our common stock at a conversion price of $0.25 per share. In conjunction with the loan, the noteholder received warrants to purchase an aggregate of 1,000,000 shares of our common stock at $0.25 per share. The warrants were vested upon issuance and have a five-year term. While waiting for a resolution of the arrearage with the noteholder, we continue to accrue interest at the rate of 24%. As of December 31, 2012, interest of approximately $1,259,000 was due and is included in other accrued expenses. For 2012 and 2011, we recognized approximately $480,000 and $648,000 of related party interest expense on this obligation.

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following as of December 31 (amounts in thousands):

	2012	2011
Note holders unrelated to the Company:
7 1/2% convertible subordinated debentures due April 2010, interest payable semi-annually in April and October (1)	$537	$549
10% senior promissory notes due April 2012, interest payable semi-annually in April and October (2)	17	1,738
10% note due in equal monthly principal installments plus interest (3)	380	430
14% convertible notes due February 2013, interest payable quarterly (4)	1,800	1,800
14% convertible notes due May 2013, interest payable quarterly (5)	700	700
14% convertible notes due June 2013, interest payable quarterly (6)	100	100
12% promissory note due February 2014	100	—
Other	25	—
Capitalized lease obligations (7)	176	343

	3,835	5,660
Related party notes:
14% note due May 2013, interest payable quarterly (8)	1,000	1,000

Less unamortized discount	(36)	(290)

	4,799	6,370
Less current portion	(3,067)	(2,467)

	$1,732	$3,903

(1)

Represents our 7 1/2% convertible subordinated debentures that matured on April 15, 2010, and have not been repaid or exchanged for senior notes. The outstanding debentures are convertible into 12,198 shares of our common stock at $44.02 per share. Except for their classification among current liabilities, we are not able to estimate the financial effect resulting from the state of default with respect to these outstanding debentures (Note 7b).

(2)	Represents a 10% senior promissory note that was not repaid on its maturity date of April 15, 2012. Due to a lack of contact from the holder, we were not able to modify this note to a 14% senior promissory note due April 15, 2013.
(3)	Represents a promissory note for the sum of two notes that were consolidated into one in August 2011 now payable in monthly installments of $10,000 of principal plus interest at 10%. At December 31, 2012, eight of the required principal payments had not been paid.
(4)	In connection with these notes, we issued to the noteholders five-year warrants to purchase an aggregate of 900,000 shares of our common stock at $0.44 per share. The warrants were vested and exercisable at issuance. The notes are additionally convertible into our common stock at $0.25 per share. In March 2013, we repaid $400,000 of the notes and executed an agreement to extend the maturity of the remaining $1.4 million to January 31, 2014, reduce the conversion price to $0.125 per share, and decrease the warrant exercise price to $0.22 per share. We also agreed to assign certain receivables and a potential arbitration recovery to the creditor as a source of future repayment, but not in excess of $300,000.
(5)	In November 2011, we issued convertible promissory notes to one entity and one individual in exchange for aggregate cash proceeds of $700,000. The notes bear interest at the rate of 14%, payable quarterly, and the principal is due in May 2013. At any time during the term of the notes, the holders may elect to convert the principal and unpaid interest to our common stock at $0.25 per share. The holders also received warrants to purchase an aggregate of 350,000 shares of our common stock at $0.44 per share. The warrants, which were vested at issuance, expire in 2016. In March 2013, the warrant price was decreased to $0.22 per share and we agreed to assign certain receivables and a potential arbitration recovery to the creditor as a source of future repayment, but not in excess of $700,000.

(6)	This is a 14% convertible promissory note issued in December 2011 with interest only payable in quarterly installments until June 2013 when all principal comes due. At any time during the term of the note, the holder may elect to convert the principal and unpaid interest to our common stock at $0.25 per share. In connection with this note, we also issued a five-year warrant to purchase 50,000 shares of our common stock at $0.44 per share. The warrant was vested at issuance.
(7)	Capital leases were used to finance the acquisition of certain computer and telephone equipment and currently require future minimum lease payments as follows:

	December 31,
	2012	2011
2012		$234
2013	$155	127
2014	34	34

	189	395
Less amount representing interest	13	52

	$176	$343

(8)	The note was issued in November 2011 to a major stockholder, is due in full in May 2013.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

a. Leases:

We lease certain office space and equipment under operating leases expiring in 2013 and 2014. The Tampa office lease contains an annual escalation clause and a provision for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for all operating leases was approximately $622,000 and $642,000, respectively, for 2012 and 2011.

Future minimum payments under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2012 (amounts in thousands):

2013	$204
2014	28

$232

b. Economic conditions and related risks, concentrations and uncertainties:

At December 31, 2012, we had a working capital deficiency of approximately $21.7 million and a stockholders’ equity deficiency of approximately $22.9 million resulting from a history of operating losses. We expect that with our existing customer contracts, the addition of new contracts that we are close to obtaining through our marketing efforts, the collection of receivables, the extension of vendor payments, and the launch of our new pharmacy management programs, that we will be able to sustain current operations over the near term. However, we do not currently maintain a line of credit or other committed financing arrangement with any financial institution and have not made any arrangements to obtain any additional financing but are looking at various alternative sources of financing if operations cannot support our ongoing plan. Nevertheless, there can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve or sustain profitable operations and positive operating cash flows in the near term. Although subject to the general economic conditions, risks and uncertainties discussed in the following paragraph, management believes that our current cash position will likely be sufficient to meet our current levels of operations in the short term, our ability to achieve our business objectives and continue as a going concern for a reasonable period of time may be dependent upon the success of our plans to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2013.

The United States and other parts of the world have been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability, and political uncertainty in the U.S. about the effects on healthcare of recent and prospective government action, all of which are likely to continue to have far-

reaching effects on economic activity for an indeterminate period. The probable duration and effects of these conditions on our future operations and cash flows, including our ability to obtain continued support from our major stockholders and creditors cannot be estimated at this time.

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

In addition, based on recent experience, our business has been concentrated among a few major customer contracts, as was the case during 2012 and 2011 when our major Puerto Rico contract generated 81.5% or $56.1 million, and 67.9% or $48.4 million, respectively, of our revenues. Customer concentrations such as this present the risk of large fluctuations in business volume should the contract terminate, which occurred with the expiration of the aforementioned Puerto Rico contract in 2012.

c. Legal matters:

We are involved in several litigation matters described as follows.

(1)

We initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract but also found that Mr. Katzman was not entitled to damages. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. The Company appealed the lower court’s decision and posted a collateralized appeal bond for approximately $1.3 million. On February 14, 2013, the 11th Circuit Court of Appeals of the State of Florida reversed the lower court’s judgment in favor of Katzman and remanded the case for a new trial on both liability and damages. The appellate court also taxed appellate costs in favor of CompCare against Katzman. The decision of the appellate court also reverses the lower court’s award of attorney’s fees previously awarded to Katzman against CompCare.

(2)	We and a former customer are being sued for damages of approximately $1.7 million for allegedly unpaid claims for behavioral health professional services rendered in, 2007 and 2008. We filed a counterclaim for breach of a settlement agreement that we believed resolved many of the claims that are the subject of the complaint, which we therefore, now believe is without merit and are vigorously opposing.

(3)	We are in arbitration with a former health plan client in Missouri relating to its allegation that we breached our obligation to pay claims submitted to us for payment. The arbitration is underway but has not yet progressed significantly.

(4)	A group of health care providers in the state of Louisiana has filed suit against us claiming breach of contract in that we failed to pay claims submitted to us for payment. The litigation is currently in the discovery stage.

Management believes that the provision is adequate for the estimated probable minimum losses, including legal defense costs, to be incurred from these matters.

d. Employee retirement benefit plan:

We have a single-employer defined contribution employee retirement plan qualified under Section 401(k) of the Internal Revenue Code, for the benefit of our eligible employees. Matching contributions are made only at management’s discretion and were none in 2012 and 2011.

e. Employment agreement with Chief Executive Officer:

In accordance with the employment agreement between the Company and our Board Chairman and CEO, Clark Marcus, we are obligated to pay to Mr. Marcus a total of approximately $5.7 million in base salary over the next five years. In addition, we will pay on his behalf approximately a total of $68,000 in health insurance premiums and $603,000 in life insurance premiums, also over the next five years. This compensation may, at our election, be only accrued but not paid, in whole or in part, until such time as we receive financing and/or generate sufficient cash flows, after the payment of our operating expenses, with which to pay Mr. Marcus his agreed compensation.

In the event Mr. Marcus’ employment is terminated without cause, or Mr. Marcus voluntarily terminates his employment within one year following a change in control, if any, we will be obligated to pay to Mr. Marcus any accrued but unpaid bonuses and the total compensation that would have been paid to him for five full years following the date of termination. In connection with this employment agreement, we have deferred compensation payable of $740,000 and $350,000 included in accrued expenses as of December 31, 2012 and 2011, respectively.

f. Letters of Credit:

In connection with our former major contract to provide mental health, substance abuse and pharmacy prescription drugs management services in Puerto Rico, we obtained a letter of credit from a bank for $4,000,000 to assure the customer of our compliance with our obligations under the agreement. The letter of credit extends past the expiration date of the contract, decreasing at the rate of $666,667 monthly until the letter’s termination on June 30, 2013. Under such agreement, the customer may draw on all or part of the letter of credit under certain defined circumstances. Collateral for the letter of credit was provided by a major stockholder of the Company. If the client draws upon the letter of credit, we may become liable to the major stockholder for the amount of collateral accessed by the bank to fulfill its obligations thereunder.

Note 8 — Equity Instruments

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

•

liquidation preferences, whereby the Series C holders have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up (the value of the liquidation preference is $250 per share, or approximately $2.6 million at December 31, 2012 and 2011).

We also have a class of convertible preferred stock, Series D, for which 7,000 shares are authorized and 250 shares were issued during the year ended December 31, 2012. The shares, which were granted in January 2012, do not vest until the tenth anniversary of the grant date. Such shares were issued in exchange for the cancelation of 120 previously granted warrants to purchase Series D shares. Once vested, a Series D preferred share will be convertible at any time into 100,000 shares of common stock, subject to adjustment in the event of any common stock dividend, split, combination thereof or other similar recapitalization, without additional consideration. Prior to vesting and thereafter, each Series D convertible preferred share is entitled to all voting, dividend, liquidation and other rights accorded a share of Series D convertible preferred stock. As to dividends, the Series D stock is noncumulative. If a dividend is declared on the common stock, each share of Series D stock is entitled to receive a dividend equal to 50% of the dividend declared for the common stock as if the Series D stock had been converted. Despite their nonvested status, voting rights of each share nevertheless consist of the right to cast the number of votes equal to those of 500,000 shares of common stock. Unless otherwise required by applicable law, holders of shares of Series D have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders. At December 31, 2012, approximately $3.4 million of compensation expense remained to be recognized over the next 9 years related to the Series D shares.

STOCK INCENTIVE COMPENSATION PLANS

WARRANTS:

To Purchase Common Stock

During 2012, we issued warrants to purchase an aggregate of 125,000 shares of our common stock to note holders. Shares acquirable pursuant to the warrants vest at the warrant grant date and/or at specified dates throughout the 24 or 36 month term of the warrants.

A summary of warrant activity for 2012 and 2011 follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	27,209,750	$0.37	4.25 years
Granted	14,997,833	$0.35
Reclassified	500,000	$0.55
Forfeited, expired or cancelled	(1,650,000)	$0.81

Outstanding at December 31, 2011	41,057,583	$0.35	4.86 years
Granted	125,000	$0.25
Forfeited, expired or cancelled	(5,225,000)	$0.49

Outstanding at December 31, 2012	35,957,583	$0.33	4.26 years	$—

Exercisable at December 31, 2012	35,890,583	$0.33	4.27 years	$—

The following table summarizes information about warrants granted, reclassified and vested during 2012 and 2011:

	2012	2011
Warrants granted	125,000	14,997,833
Weighted-average grant-date fair value ($)	0.10	0.17
Warrants reclassified	—	500,000
Weighted-average fair value ($)	n/a	0.13
Fair value of vested warrants ($)	15,318	2,387,736

We recognized approximately $2,000 and $1.7 million of compensation costs during 2012 and 2011, respectively. Total unrecognized compensation costs related to warrants as of December 31, 2012 and 2011 was approximately $1,000 and $283,000, which is expected to be recognized over a weighted-average period of 12 and 31 months. As a result of employee and director resignations prior to the vesting dates of their warrants, we derecognized compensation costs of approximately $25,000 and accordingly reversed its corresponding tax benefits and valuation allowance of approximately $6,000 during 2012.

Due to the significant uncertainty of future realization (Note 9), we did not recognize the effect of approximately $624,000 of potential tax benefits attributable to equity-based expense recorded for warrants issued to key employees for 2011.

A summary of warrants outstanding and exercisable as of December 31, 2012 follows:

Warrants Outstanding	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Warrants Exercisable	Weighted- Average Exercise Price of Exercisable Warrants
23,809,250	$0.25	$0.25	5.12	23,809,250	$0.25
3,773,333	$0.44	$0.44	2.88	3,773,333	$0.44
8,375,000	$0.50 - $ 1.00	$0.51	2.46	8,308,000	$0.50

35,957,583	$0.25 - $ 1.00	$0.33	4.26	35,890,583	$0.33

OPTIONS:

From time-to-time, we grant stock options as compensation for services to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have three active incentive qualified option plans, the 1995 Incentive Plan, the 2002 Incentive Plan and the 2009 Equity Compensation Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. For the 2009 Equity Compensation Plan, the vesting period is determined by our Compensation and Stock Option Committee. The exercise price for ISOs must equal or exceed the fair market value of the underlying shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of common shares authorized for issuance under the Plans is 52,000,000. As of December 31, 2012, there were a total of 44,448,000 shares available for grant and 6,518,000 options outstanding, 6,201,334 of which were exercisable, under the Plans.

In addition, under our Non-employee Directors’ Stock Option Plan, we are authorized to issue non-qualified stock options to our non-employee directors for up to 1,000,000 common shares. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options for common shares. Annually, directors are granted 15,000 options for common shares on the date of our annual meeting. As of December 31, 2012, there were 801,668 shares available for option grants and 100,000 options for common shares outstanding under the non-qualified directors’ plan, 60,000 of which were exercisable.

A summary of activity for 2012 and 2011 follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	2,611,100	$0.50	8.09 years
Granted	6,925,000	0.27
Forfeited, expired or cancelled	(740,700)	0.36

Outstanding at December 31, 2011	8,795,400	$0.33	7.74 years
Granted	300,000	0.25
Forfeited, expired or cancelled	(2,477,400)	0.34

Outstanding at December 31, 2012	6,618,000	$0.32	8.29 years	$—

Exercisable at December 31, 2012	6,261,334	$0.33	8.25 years	$—

The following table summarizes information about options granted and vested during the years ended December 31.

	2012	2011
Options granted	300,000	6,925,000
Weighted-average grant-date fair value ($)	0.08	0.18
Fair value of vested options ($)	143,252	1,304,754

During 2012 and 2011, we granted options for common shares to employees, non-employee directors and one consultant. Total recognized compensation costs during 2012 and 2011 were approximately $235,000 and $1.2 million. As of December 31, 2012 and 2011, there was approximately $50,000 and $315,000 of unrecognized compensation cost related to options expected to be recognized over a weighted-average period of 11 and 19 months. Due to significant uncertainty of future realization (Note 9), we did not recognize the effect of approximately $41,000 and $404,000 of potential tax benefits attributable to stock-based compensation expense recorded during 2012 and 2011.

A summary of our common stock option activity and related information for 2012 and 2011 follows:

	Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2011	2,611,100	$0.50

Granted	6,925,000	0.27
Exercised	—	—
Forfeited, expired or cancelled	(740,700)	0.36

Outstanding as of December 31, 2011	8,795,400	$0.33

Granted	300,000	0.25
Exercised	—	—
Forfeited, expired or cancelled	(2,477,400)	0.34

Outstanding as of December 31, 2012	6,618,000	$0.32

A summary of common stock options outstanding and exercisable as of December 31, 2012 follows:

Options Outstanding	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options Exercisable	Weighted- Average Exercise Price of Exercisable Options
5,200,000	$0.25	$0.25	8.95	4,883,334	$0.25
1,418,000	$0.28 - $ 2.16	$0.60	5.88	1,378,000	$0.60

6,618,000	$0.25 - $ 2.16	$0.32	8.29	6,261,334	$0.33

Note 9 — Income Taxes

At December 31, 2012, we have federal net operating loss (“NOL”) carryforwards totaling approximately $33.7 million, of which approximately $29.5 million is subject to Internal Revenue Code (“IRC”) Section 382 limitations (currently approximating $635,000 per year) as a result of previous changes in control. The NOLs will expire in 2022 through 2031. We are particularly vulnerable to additional changes in control in the near term due to probable future equity dilution or possible takeover because of low common stock trading prices resulting in further loss of our ability to utilize the remaining carryforwards under IRC Section 382. Primarily based on the foregoing and other facts and circumstances discussed in Note 7b, management has determined that realization of tax benefits from our NOLs and other deferred tax assets is not more likely than not at this time and, accordingly has provided an effective 100% valuation allowance at December 31, 2012 and 2011. Deferred income tax assets and liabilities at December 31, are as follows (amounts in thousands):

	2012	2011
Deferred tax assets:
NOL carryforwards	$12,778	$12,933
Accrued expenses	713	1,360
Contract loss provision	—	171
Impairment loss on marketable securities	40	40
Employee benefits	33	64
Stock-based compensation	1,369	4,523
Depreciation	13	3
Bad debt	7	7
Other, net	73	73

	15,026	19,174
Less valuation allowance	(15,026)	(18,969)

	—	205

Deferred tax liabilities:
Purchased intangible assets	—	(11)
Goodwill amortization	—	(194)

	—	(205)

Net	$—	$—

Reconciliation between the income tax expense recorded in the financial statements and the amount computed by applying the statutory Federal income tax rate (34%) to loss before income tax is as follows (amounts in thousands):

	2012	2011
Income tax benefit at the statutory tax rate	$(2,375)	$(4,764)
State income tax benefit, net of federal tax effect	(277)	(551)
Change in valuation allowance	(3,943)	3,585
Cancellation/forfeitures of stock options	3,328	—
Non-deductible items	3,329	778
Adjustment to deferred taxes – undistributed loss	—	996
Other	(58)	33

Income taxes	$4	$77

Income taxes (benefits) consists of the following (amounts in thousands):

	2012	2011
Current, state	$4	$77

Deferred:
Federal	3,320	(3,018)
State	623	(567)

	3,943	(3,585)
Less effect of valuation allowance	(3,943)	3,585

Income taxes	$4	$77

Note 10 — Related Party Transactions

We recognized interest expense of approximately $0.6 million and $0.7 million during 2012 and 2011, respectively, in connection with loans from major stockholders of the Company.

Note 11 — Fourth Quarter Operations (Unaudited)

The effect of unusual items material to the fourth quarter of 2012 was an aggregate non-cash charge to operations of approximately $12.2 million as a result of writing off goodwill.

Note 12 — Subsequent Events

Other than the events discussed elsewhere above, no events were identified by management that in our opinion require accounting recognition or disclosure in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2012, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the evaluation date, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

A control system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the company have been detected.

There were no changes in our internal controls over financial reporting during the year ended December 31, 2012 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B. OTHER INFORMATION

Debt Modification

On March 15, 2013, we executed a Loan Extension Agreement, filed herewith as Exhibit 4.24, with a creditor to modify the terms of a previously matured but unpaid promissory note in the amount of $1.4 million. Under the modified terms of the note, the maturity date was extended from February 28, 2013 to January 31, 2014 and the conversion price at which the note may be converted into our common stock was reduced to $0.125 from $0.25. In addition, the exercise price of a warrant to purchase our common stock issued in conjunction with the note was reset from $0.44 to $0.22. We also assigned certain receivables and a potential arbitration recovery to the creditor as a source of future repayment of a second loan from the creditor in the amount of $625,000 maturing May 14, 2013 and a $75,000 loan from an individual related to the creditor also due on May 14, 2013. Any proceeds remaining from the assigned receivables and potential recovery after repayment of the aforementioned loans will be used to reduce the principal of the $1.4 million loan, but not in excess of $300,000.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our current executive officers and directors as well as the executive officers and directors serving as of December 31, 2012. Each director is serving a term that will expire at our next shareholder meeting. There are no family relationships among any of our directors or executive officers.

NAME	AGE	POSITION
Clark Marcus	71	Chairman of the Board, Chief Executive Officer and Director
Robert Kulbick	64	President
Robert J. Landis	53	Chief Financial Officer; Chief Accounting Officer
Joshua I. Smith	71	Director and Audit Committee Member
Arnold B. Finestone, Ph.D.	83	Director, Audit Committee Chairman and Compensation and Stock Option Committee Member
Sharon Kay Ray	54	Director and Compensation and Stock Option Committee Member
Arthur K. Yeap	57	Director, Audit Committee Member, and Compensation and Stock Option Committee Chairman
Jairo A. Estrada	65	Director(1)

(1)	Appointed November 28, 2012 by our Board of Directors.

CLARK A. MARCUS

Clark A. Marcus was appointed as our Co-Chief Executive Officer, a director and Chairman of the Board on May 11, 2009. In September, 2010, he assumed the position of sole Chief Executive Officer. Mr. Marcus was formerly Chairman and Chief Executive Officer of Core from September 2008 to January 2009. Prior to that, he was a founder, Chairman and Chief Executive Officer at The Amacore Group, Inc., a public company and marketer of healthcare related memberships, from September 1993 to August 2008. Mr. Marcus has been a practicing attorney since 1968 and was a senior partner in the New York law firms of Victor & Marcus and Marcus & Marcus. He currently serves on the U.S. Chamber of Commerce Corporate Leadership Advisory Council. Mr. Marcus contributes to the Board of Directors through his unique expertise in the healthcare industry, legal expertise, decades of experience in building and operating companies as well as proven leadership skills in guiding public companies.

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

ROBERT J. LANDIS

Mr. Landis currently serves as our Chief Financial Officer and Chief Accounting Officer. He served as Chairman of our Board of Directors from January 2000 to January 2009 and as our Chief Financial Officer and Treasurer from July 1998 to February 2009. Mr. Landis previously served from November 1988 to July 1998 as Treasurer of Maxicare Health Plans, Inc., a health maintenance organization. Mr. Landis also serves on the Board of Directors and on the audit committee of Global Axcess Corporation, a company that owns and operates automatic teller machines, whose common stock is publicly traded on the Over-The-Counter Bulletin Board. Mr. Landis received a Bachelor’s Degree in Business Administration from the University of Southern California and a Master’s Degree in Business Administration from California State University at Northridge and is a Certified Public Accountant (inactive).

ARNOLD B FINESTONE, Ph.D.

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

ARTHUR K. YEAP

Arthur K. Yeap joined our Board of Directors on January 21, 2009. Since 1983, Mr. Yeap has served as Chief Executive Officer of Novo Group, consultants and manufacturers in the USA and Asia of audio, green lighting and LED Display products for professional use. He also has been a principal investigator on the staff of the University of California at Berkeley, engaged in research in perception and hearing for advanced military and consumer uses of the Internet. From 1996 to 1999, he was Director of Marketing, Consumer Products, for ITV Corporation. From 1995 to 1996 Mr. Yeap was Chief Engineer for WYSIWYG Networks. Mr. Yeap was a member of the Board of Directors of the Golden Gate Regional Center, which provides services and state funding for the mentally handicapped from 1992-1996 and served as its Chairperson from 1996-1997. He served on the Board of Trustees of Grace Cathedral in San Francisco, and is currently on the Board of Clausen House in Oakland, a nonprofit agency serving individuals with special needs. Mr. Yeap provides valuable managerial knowledge to the Board of Directors as well as experience in strategic product development and operations, with a focus on information technology and systems.

JAIRO A. ESTRADA

Jairo A. Estrada was appointed to our Board of Directors on November 28, 2012. Mr. Estrada has had an extensive business career, owning and operating several successful companies, most notably Garden Way, Inc., a marketer of branded consumer and commercial outdoor power equipment. Garden Way was one of the first U.S. companies to penetrate the Chinese market through its partnership with the government of China to manufacture sickle bar mowers to be sold in the world’s most populous nation. In addition, he is currently the Chairman of NSC Puerto Rico, Inc., a manufacturing company servicing the pharmaceutical industry on the island of Puerto Rico. Mr. Estrada has served on the board of directors of numerous companies in the past, including Chase Manhattan Bank, Global Crossing, Garden Way Inc., Stair Master Inc., Russell Sage Colleges, and the Emma Willard School. He has also been a guest speaker at several distinguished organizations, including The Aspen Institute. Mr. Estrada earned a Bachelor’s Degree in Economics and in Business Administration and a Master’s Degree in Organizational Behavioral Sciences from SUNY at Buffalo, New York. Mr. Estrada’s experience in starting new business ventures is expected to contribute significantly to the Company’s new pharmacy management program initiative.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director or greater than 10% stockholder of our outstanding common stock must file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely upon a review of Section 16(a) reports furnished to us, we believe all such entities or persons subject to the Section 16(a) reporting requirements have complied with applicable filing requirements during 2012, with the exception of the following:

Name	Filing capacity	Form type(s)	Number of late reports	Number of transactions not reported timely
Jairo A. Estrada	Director	3	1	1
Jairo A. Estrada	Director	4	1	1
Arnold B. Finestone	Director	4	1	1

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

Code of Ethics

We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial and accounting officer and persons performing similar functions. The text of this code of ethics can be found on our website at www.compcare-shareholders.com. We intend to post notice on our website of any waiver from, or amendment to, any provision of our code of ethics.

Audit Committee

Although we are not required to have an Audit Committee, we maintain one whose primary function is to assist the Board of Directors (“the Board”) in the oversight of the integrity of our financial statements, the effectiveness of our internal control over financial reporting, the identification and management of risk, and in evaluation of the performance of our independent auditor. As of December 31, 2012, the Audit Committee of our Board consisted of Arnold B. Finestone, (Chairman), Joshua I. Smith, and Arthur K. Yeap. The Board of Directors has determined that, although not applicable in our case, all members of the Committee nevertheless were independent as defined in Section 303A of the New York Stock Exchange’s listing standards and SEC Rule 10A-3, and that Dr. Finestone qualifies as an “financial expert,” as defined by Item 407(d)(5) of Regulation S-K. The Audit Committee held four meetings during 2012.

Compensation and Stock Option Committee

The purpose of the Compensation and Stock Option Committee is to determine, or recommend to the Board for determination, the direct and indirect compensation of the CEO and all other officers and to administer any incentive compensation plans from which stock options and other stock based awards may be granted. At December 31, 2012, the Compensation and Stock Option Committee of our Board consisted of Arthur K. Yeap (Chairman), Sharon Kay Ray, and Arnold B. Finestone. Although the Compensation and Stock Option Committee did not hold a formal meeting during 2012, a resolution was adopted by unanimous written consent to address certain Company matters.

Compensation Policies and Practices as They Relate to the Company’s Risk Management

Our Board of Directors has determined that our compensation policies are not reasonably likely to create risks that would have a material adverse effect on us.

Compensation Consultants

We did not use any compensation consultants during 2012.

Indemnification matters

In connection with our indemnification program for executive officers and directors, Mr. Marcus, Mr. Kulbick, and Mr. Landis, as well as nine current, key management employees, directors, or subsidiary directors, 26 former directors, and 19 former officers, are entitled to indemnification pursuant to Indemnification Agreements. We consider it desirable to provide each indemnitee with specified assurances that we can and will honor our obligations under the Indemnification Agreements, including a policy of insurance to provide for directors and officers liability coverage.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers during the 2012 calendar year.

							Warrant/
					Stock		Option	All Other
Name and		Salary	Bonus		Awards		Awards	Compensation	Total
Principal Position	Year	($) (1)	($)		($)		($) (2)	($) (3)	($)

Clark Marcus	2012	675,615	—		1,262,000	(4)	—	127,535	2,065,150
Chairman of the Board	2011	883,023	150,000	(5)	—		1,291,400	74,882	2,399,305
and Chief Executive Officer

Robert R. Kulbick	2012	219,925	—		—		—	—	219,925
President, eff. Nov. 28, 2011	2011	28,846	50,000	(6)	—		58,320	—	137,166

Robert J. Landis	2012	187,785	—		—		—	—	187,785
Chief Financial Officer;	2011	225,000	—		—		—	—	225,000
Chief Accounting Officer

(1)	Amounts represent salary earned, which may have been paid during the year indicated or deferred until a future year.
(2)	Amounts reflect the aggregate grant date estimated fair value of stock options and warrants using a Black-Sholes option pricing model, which incorporates various assumptions about volatility, expected dividend yield, expected life, and applicable interest rates. See “CRITICAL ACCOUNTING ESTIMATES – STOCK COMPENSATION EXPENSE” IN MANAGEMENT’S DISCUSSION AND ANALYSIS and Note 2 to our consolidated, financial statements for further information regarding the assumptions used to value stock options and warrants.
(3)	The following table presents an itemized account of the amounts shown in the “All Other Compensation” column for each named executive officer in 2012 and 2011:

		Health	Life
		Insurance	Insurance
Name	Year	Premiums (a)	Premiums(b)	Total
		($)	($)	($)
Clark Marcus	2012	11,734	115,801	127,535
	2011	11,734	63,148	74,882

(a)	Represents the cost of health insurance premiums for executives for whom 100% of the cost of such insurance is paid by the Company.
(b)	In accordance with his employment contract, we pay the premiums to provide Mr. Marcus with two life insurance policies.

(4)	Represents the fair value of 100 shares of Series D preferred stock, which were issued in exchange for the cancellation of 100 previously granted warrants to purchase Series D shares.
(5)	Represents a deferred bonus approved by the Board of Directors.
(6)	Amount is a signing bonus paid at Mr. Kulbick’s hire date of November 28, 2011.

Executive Employment Agreements

Chairman and Chief Executive Officer

On May 11, 2009, we executed an employment agreement with our Chairman of the Board and CEO, Clark Marcus. Mr. Marcus’ employment contract has a term of three years and includes an initial base salary of $700,000 per annum. As of December 31, 2012, the base salary for Mr. Marcus was $1,064,613. This compensation may, at our election, be accrued, in whole or in part, until such time as we receive financing and/or generate sufficient cash flows with which to pay Mr. Marcus his stated compensation, after the payment of our operating expenses. At December 31, 2012, we had deferred approximately $740,000 of compensation to and bonuses Mr. Marcus.

Upon execution of the agreement in 2009, Mr. Marcus was paid an $80,000 signing bonus. In addition, Mr. Marcus is entitled to receive a special annual bonus in an amount equal to one percent of our pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus an additional sum equal to two percent of our pre-tax profits for all sums over $1,000,000. Mr. Marcus may also receive a bonus determined at the discretion of the Board of Directors.

In November 2011, the Compensation and Stock Option Committee modified Mr. Marcus’ employment agreement to state that it will not be deemed to have begun until all outstanding, deferred salary and bonus amounts have been paid, at which time the employment agreement will then proceed for a term of five years. In addition, Mr. Marcus will receive an annual increase on January 1st of each year the contract is effective, with such increase equal to the greater of 15% or the percentage change in the Consumer Price Index for the Tampa Bay metropolitan area for the preceding year. Furthermore, the Company will continue to pay the premiums on Mr. Marcus’ life insurance policies existing and following the termination of his employment through his 81st birthday.

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

President

On November 6, 2011, Robert R. Kulbick was appointed by the Board to serve as our President effective November 28, 2011. Although Mr. Kulbick had not entered into a written employment agreement with us, he is expected to receive an annual salary of $300,000. Upon hiring he was also paid a signing bonus of $50,000 and given an option to purchase 300,000 shares of our common stock.

Chief Financial Officer and Chief Accounting Officer

In March 2009, we entered into a three-year employment agreement with Robert J. Landis, our Chief Financial Officer. The agreement included an initial base salary of $191,500 per year, which has since been increased to $225,000 per year at December 31, 2012. The agreement has expired without replacement.

Outstanding Equity Awards at Year-End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2012.

	Number of shares underlying
	unexercised options/warrants		Option or Warrant	Option or Warrant
	Exercisable	Unexercisable	Exercise Price	Expiration
Name	(#)	(#)	($)	Date

Clark Marcus	4,000,000	—	0.5000	06/30/15
	1,000,000	—	0.2500	11/21/21
	6,500,000	—	0.2500	11/21/21

Total	11,500,000	—

Robert R. Kulbick	200,000	100,000	0.2500	11/21/21

Robert J. Landis	25,000	—	1.4000	02/07/13
	25,000	—	1.7000	01/23/14
	25,000	—	1.4500	03/11/15
	25,000	—	1.7800	10/28/15
	25,000	—	1.8000	11/17/16
	15,000	—	0.6500	02/19/18
	75,000	—	0.3800	12/04/19

Total	215,000	—

Director Compensation

The following table provides information regarding compensation paid to non-employee directors during the twelve-month period ended December 31, 2012.

			Warrant/	All Other
	Fees Earned	Stock Awards	Option Awards	Compensation	Total
Name	($)(1)	($) (2)	($) (2)	($)	($)

Arnold B. Finestone	90,000	834,140	0	0	924,140
Joshua I. Smith	96,000	827,520	0	0	923,520
Sharon Kay Ray	30,000	417,070	0	0	447,070
Arthur K. Yeap	30,000	417,070	0	0	447,070
Jairo Estrada	4,000	0	23,670	0	27,670

(1)	Amounts represent fees earned for service as a director on our Board of Directors and as a member of one or more Board committees. No fees were paid to Mr. Smith, Ms. Ray, or Mr. Estrada during 2012. Mr. Yeap received $15,000 of director fees during 2012.
(2)	Amount represents the grant date fair value of the award.

Members of the Board of Directors who are also executive officers or employees of the Company receive no compensation for serving as directors. Outstanding stock option and warrant awards for each non-employee director as of December 31, 2011 are as follows:

	Number of Common Shares Underlying Awards:
Name:	Options (#)	Warrants (#)
Arnold B. Finestone	1,025,000	2,100,000
Joshua I. Smith	1,025,000	2,300,000
Sharon Kay Ray	775,000	300,000
Arthur K. Yeap	775,000	300,000
Jairo Estrada	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes share and exercise price information with respect to the Plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2012:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	6,618,000	$0.32	46,749,668
Equity compensation plans not approved by stockholders*	35,957,583	0.33	—

	42,575,583	$0.33	46,749,668

*	Equity compensation plans not approved by stockholders consist of:

•	warrants to purchase shares of common stock issued to key employees as incentive compensation,

•	warrants to purchase shares of common stock issued to consultants in exchange for financial advisory, or investment banking services in lieu of cash compensation,

•	warrants to purchase shares of common stock issued to certain note holders of the Company and to a client in exchange for a cash advance.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2013, the name, address, stock ownership and voting power of each person or group of persons known by us who is not a director or a named executive officer of the Company to own beneficially more than five percent of the outstanding shares of our common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name And Address of Beneficial Owner	Common stock owned directly	Common stock acquirable (1)	Total common stock beneficially owned		Percent of Voting Common Stock Outstanding

Howard Jenkins	26,885,714	9,000,000	35,885,714	(2)	52.2%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

Bernard C. Sherman	0	14,712,500	14,712,500	(3)	19.8%
150 Signet Drive, Weston, Ontario, Canada M9L 1T9

Lloyd I. Miller	602,100	5,121,100	5,723,100	(4)	8.8%
222 Lakeview Avenue, Suite 160-365, West Palm Beach, Florida 33401

Benjamin B. West	4,000,000	50,000	4,050,000	(5)	6.8%
c/o Comprehensive Care Corporation, 3405 W. Dr. Martin Luther King, Jr. Blvd., Suite 101, Tampa, Florida 33607

(1)	Includes common stock acquirable within 60 days of March 31, 2013 through the conversion of equity instruments convertible into common stock and the exercise of options and warrants to acquire common stock.
(2)	Information obtained from Form 13D/A dated June 4, 2010, filed on July 29, 2010 and Company records.
(3)	Information obtained from Form 13G/A dated November 14, 2011, filed on December 9, 2011 and Company records.
(4)	Information obtained from Form 13G/A dated December 31, 2012, filed on February 14, 2013. Of the 5,723,100 shares beneficially owned, Mr. Miller has sole voting and investment power over 5,301,308 shares and shared voting and investment power over 421,792 shares.
(5)	Information obtained from Form 13G/A dated December 31, 2011, filed on February 14, 2012.

Security Ownership of Management

The following table sets forth, as of March 31, 2013, information concerning the beneficial ownership of our common stock by each director of the Company and the named executive officers and all directors and executive officers as a group. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has, or shares, the power to vote such securities or to direct their investment. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Common Stock Outstanding

Clark A. Marcus(1)	11,570,000	16.2%
Joshua I. Smith(2)	4,520,000	7.3%
Arnold B. Finestone (3)	2,604,671	4.2%
Sharon Kay Ray(4)	1,170,000	1.9%
Arthur K. Yeap(4)	1,170,000	1.9%
Robert J. Landis (5)	797,000	1.3%
Robert R. Kulbick (6)	200,000	0.3%
Jairo A. Estrada (7)	300,000	0.5%

All directors and named executive officers as a group (eight persons)	22,331,671	28.3%

(1)

Includes 70,000 shares of common stock held directly, 1,000,000 shares subject to options that are presently exercisable, and 10.5 million shares acquirable with warrants that are presently exercisable.

(2)

Includes 1,922,829 shares of common stock held directly, 1,020,000 shares subject to options that are presently exercisable, 1.5 million shares acquirable with a warrant that is presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible. Excludes 5,000 shares subject to options that are not exercisable within 60 days of March 31, 2013.

(3)

Includes 7,500 shares of common stock held directly, 1,020,000 shares subject to options that are presently exercisable, 1.5 million shares acquirable with a warrant that is presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible. Excludes 5,000 shares subject to options that are not exercisable within 60 days of March 31, 2013.

(4)

Includes 322,829 shares of common stock held directly, 770,000 shares subject to options that are presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible. Excludes 5,000 shares subject to options that are not exercisable within 60 days of March 31, 2013.

(5)	Includes 607,000 shares of common stock held directly and 190,000 shares subject to options that are presently exercisable.
(6)	Includes 200,000 shares subject to options that are presently exercisable. Excludes 100,000 shares subject to options that are not exercisable within 60 days of March 31, 2013.
(7)	Includes 150,000 shares subject to options that are presently exercisable and 150,000 shares subject to options that are exercisable within 60 days of March 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In connection with an employment agreement with our Chairman and CEO, Clark A. Marcus, we have deferred compensation and bonuses payable to this individual of approximately $740,000 as of December 31, 2012.

During 2012 and 2011, we recognized interest expense of approximately $0.6 million and $0.7 million, respectively, in connection with loans from major stockholders of the Company.

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

Director Independence

Although we are not listed on the New York Stock Exchange, and therefore not subject to its requirements, we nevertheless have used the definition of “independent” set forth in Section 303A of the New York Stock Exchange listing standards for the purpose of determining the independence of our directors and members of a committee of our Board of Directors. Such standards define an independent director, generally, as one who has no material relationship with us, has not been employed by us within the last three years, has not received compensation from us in excess of $120,000 other than director and committee fees, is not related to a person who is a partner or employee of our external auditor, is not related to any of our officers, and is not an officer or owner of a business having transactions with us that exceed the greater of $1 million or 2% of our consolidated gross revenues.

The following is a list of individuals that served as a director at any point during the twelve-month period covered by this Annual Report on Form 10-K and that were considered independent:

Arnold B. Finestone

Joshua I. Smith

Sharon Kay Ray

Arthur K. Yeap

David R. Pitts

Jairo Estrada

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

Audit Fees. The aggregate fees billed by MHM for services relative to audits of our annual consolidated financial statements and review of the financial statements included in our quarterly reports on Form 10-Q conducted during 2012 and 2011 were $146,000 and $116,000, respectively.

Audit-Related Fees. The aggregate fees billed by MHM for assurance and related services related to the performance of the audit or review of our consolidated financial statements and not described above under “Audit Fees” were $7,500 for 2012 and $5,800 for 2011 principally for audits of our 401(k) plan.

Tax Fees. During 2012 and 2011, CBIZ Kirkland, Russ, Murphy & Tapp billed $36,815 and $33,540 to us, respectively, for preparing our tax returns.

All Other Fees. The aggregate fees billed by MHM and CBIZ Kirkland, Russ, Murphy & Tapp for professional services other than services described under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above were $15,294 and $645 for the years ended December 31, 2012 and 2011 respectively, primarily for miscellaneous research projects.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity Deficiency for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

	2.	Consolidated Financial Statement Schedules: None.

	3.	Exhibits:

Exhibit Number	Description and Reference

3.1	Amended and Restated Bylaws, as amended July 20, 2000. (4)

3.2	Amendment to Amended and Restated Bylaws, effective June 14, 2005. (3)

3.3	Amendment to Amended and Restated Bylaws, effective October 28, 2005. (8)

3.4	Amendment to Amended and Restated Bylaws, effective January 12, 2007.(13)

3.5	Certificate of Designation, Rights and Preferences of Series D Convertible Preferred Stock of the Company, dated March 31, 2009. (14)

3.6	Amendment to Amended and Restated Bylaws, effective May 11, 2009. (15)

3.7	Certificate of Designation, Rights and Preferences of Series C Convertible Preferred Stock dated June 23, 2009.(16)

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated January 12, 2012.(33)

4.1	Form of Common Stock Certificate. (7)

4.2	Subscription Agreement dated February 23, 2009 between the Company and Howard M. Jenkins (18)

4.3	Subscription Agreement dated February 26, 2009 between the Company and Harry Ross (20)

4.4	Form of warrant to purchase Series D Preferred Stock issued by the Company on March 31, 2009 (14)

4.5	Form of warrant to purchase Series D Preferred Stock issued by the Company on May 13, 2009 (15)

4.6	Form of 10% Senior Promissory Note issued by the Company to Lloyd I. Miller, III (22)

4.7	Warrant to purchase Common Stock dated April 30, 2010 issued by the Company to Lloyd I. Miller, III (22)

4.8	Subscription Agreement dated April 14, 2010 between the Company and Howard Jenkins (23)

4.9	Convertible promissory note dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.10	Warrant to purchase Common Stock dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.11	Form of 10% Senior Promissory Note issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.12	Form of warrant to purchase Common Stock issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.13	Form of 10% Senior Promissory Note issued by the Company to the Schwarting Revocable Trust (24)

4.14	Form of warrant to purchase Common Stock issued by the Company to the Schwarting Revocable Trust (24)

4.15	Form of 10% Senior Promissory Note issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.16	Form of warrant to purchase Common Stock issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.17	Subscription Agreement dated July 27, 2010 between the Company and Howard Jenkins (26)

4.18	Form of warrant to purchase Common Stock dated June 30, 2010 issued by the Company to Clark Marcus and Giuseppe Crisafi (27)

4.19	Form of warrant to purchase Common Stock dated September 18, 2010 issued by the Company to MSO of Puerto Rico, Inc. (27)

4.20	Form of Subscription Agreement dated August 30, 2011 between the Company and Sherfam Inc. and two individuals. (30)

4.21	Form of Convertible Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.22	Form of Addendum to Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.23	Form of Warrant to Purchase Shares of Common Stock of the Company issued by the Company to Sherfam Inc. and two individuals. (30)

4.24	Loan Extension Agreement dated March 15, 2013 between the Company and Sherfam Inc. (filed herewith)

10.1	Form of Stock Option Agreement. *(1)

10.2	Comprehensive Care Corporation 1995 Incentive Plan, as amended on November 17, 1998. (5)

10.3	Amended and Restated Non-Employee Directors’ Stock Option Plan. *(2)

10.4	Amendment No. 1 to Comprehensive Care Corporation Amended and Restated Non-Employee Directors’ Stock Option Plan, effective as of March 23, 2006.* (9)

10.5	Comprehensive Care Corporation 2002 Incentive Plan as amended. *(6)

10.6	Lease Agreement between Comprehensive Behavioral Care, Inc. and Highwoods/Florida Holdings, L.P., dated November 12, 2008. (11)

10.7	Merger Agreement, dated as of January 20, 2009, among Comprehensive Care Corporation, CompCare Acquisition, Inc. and Core Corporate Consulting Group, Inc. (12)

10.8	Employment Agreement dated March 5, 2009 between the Company and Robert J. Landis.*(13)

10.9	Employment Agreement dated May 11, 2009 between the Company and Clark A. Marcus.* (15)

10.10	Callable Convertible Promissory Note dated June 24, 2009 between Comprehensive Care Corporation and Howard Jenkins(19)

10.11	Comprehensive Care Corporation 2009 Equity Compensation Plan*(17)

10.12	Agreement of Exchange and Issuance of Senior Notes and Warrants dated April 30, 2010 between the Company and Lloyd I. Miller, III (22)

10.13	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the James A. & Rosemary L. Meyer Trust (24)

10.14	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the Schwarting Revocable Trust (24)

10.15	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 17, 2010 between the Company and the Linda S. Vogt Indenture Trust (25)

10.16	Agreement for the Provision of Services dated September 18, 2010 between CompCare de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (29)

10.17	Amendment effective May 10, 2011 to the Agreement for the Provision of Services dated September 18, 2010 between CompCare de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (33)

10.18	Second Amendment to the Agreement for the Provision of Services with an effective date of March 1, 2012, by and between CompCare de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. (31)

10.19	Third Amendment to the Agreement for the Provision of Services with an effective date of May 1, 2012, by and between CompCare de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. (32)

14.1	Code of Business Conduct and Ethics (Revised). (10)

16	Letter dated November 19, 2010 from Kirkland, Russ, Murphy & Tapp. PA (“KRMT”) to the U.S. Securities and Exchange Commission stating its agreement with the Company’s statements made concerning KRMT in the Company’s Form 8-K disclosure under Item 4.01 “Changes in Registrant’s Certifying Accountant.” (28)

21.1	List of the Company’s active subsidiaries (filed herewith).

23.1	Consent of Mayer Hoffman McCann P.C. dated April 12, 2013 (filed herewith).

31.1	Comprehensive Care Corporation CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Comprehensive Care Corporation CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Comprehensive Care Corporation CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Comprehensive Care Corporation CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Audit Committee Charter (filed herewith).

99.2	Compensation and Stock Option Committee Charter (filed herewith).

101	The following materials from Comprehensive Care Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholder’s Equity Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.
(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.
(2)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.
(3)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.
(4)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2000.
(5)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.
(6)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.
(7)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.
(8)	Filed as an exhibit to the Company’s Form 8-K, dated November 3, 2005.
(9)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006.
(10)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.
(11)	Filed as an exhibit to the Company’s Form 8-K, dated November 12, 2008.
(12)	Filed as an exhibit to the Company’s Form 8-K, dated January 16, 2009.
(13)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.
(14)	Filed as an exhibit to the Company’s Form 8-K, dated March 31, 2009.
(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2009.
(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 17, 2009.
(17)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.
(18)	Filed as an exhibit to the Company’s Form 8-K, dated February 25, 2009.
(19)	Filed as an exhibit to the Company’s Form 8-K, dated June 24, 2009.
(20)	Filed as an exhibit to the Company’s Form 8-K/A, dated January 16, 2009 and filed April 6, 2009.
(21)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009.
(22)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.
(23)	Filed as an exhibit to the Company’s Form 8-K, dated June 10, 2010.
(24)	Filed as an exhibit to the Company’s Form 8-K, dated June 15, 2010.
(25)	Filed as an exhibit to the Company’s Form 8-K, dated June 22, 2010.
(26)	Filed as an exhibit to the Company’s Form 8-K, dated July 28, 2010.
(27)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2010.
(28)	Filed as an exhibit to the Company’s Form 8-K, dated November 19, 2010.
(29)	Filed as an exhibit to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2010.
(30)	Filed as an exhibit to the Company’s Form 8-K, dated August 30, 2011.
(31)	Filed as an exhibit to the Company’s Form 8-K, dated March 5, 2012.
(32)	Filed as an exhibit to the Company’s Form 8-K, dated June 25, 2012.
(33)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, April 12, 2013.

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

SIGNATURE	TITLE	DATE

/s/ CLARK MARCUS	Chief Executive Officer and Chairman (Principal Executive Officer)	April 12, 2013
Clark Marcus

/s/ ARNOLD B. FINESTONE	Director	April 12, 2013
Arnold B. Finestone

/s/ ARTHUR K. YEAP	Director	April 12, 2013
Arthur K. Yeap

/s/ JOSHUA I. SMITH	Director	April 12, 2013
Joshua I. Smith

/s/ SHARON KAY RAY	Director	April 12, 2013
Sharon Kay Ray

/s/ JAIRO A. ESTRADA	Director	April 12, 2013
Jairo A. Estrada