Form 10-Q
period 2013-03-31
COMPREHENSIVE CARE CORP
filed 2013-05-20
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 16, 2013, there were 61,247,424 shares of the registrant’s common stock, $0.01 par value, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$1,763	$920
Accounts receivable	1,336	4,546
Other	261	181

	3,360	5,647

Property and equipment, net	132	172
Other	256	305

	$3,748	$6,124

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
Current liabilities:
Notes payable:
Related parties	$2,000	$2,000
Other	972	2,239
Current portion of long-term debt:
Related parties	1,000	1,000
Other	3,174	2,067
Accounts payable	1,197	1,110
Accrued claims payable	11,844	13,099
Other accrued expenses	6,187	5,820

	26,374	27,335

Long-term liabilities:
Long-term debt, net of current portion	1,478	1,732

Total liabilities	27,852	29,067

Stockholders’ equity deficiency:
Preferred stock, $50.00 par value, noncumulative:
Series C Convertible, 14,400 shares authorized; 10,434 shares issued and outstanding	522	522
Series D Convertible; 7,000 shares authorized; 250 shares issued and outstanding in 2012; none vested	—	—
Other series; 974,260 shares authorized; none issued	—	—
Common stock, $0.01 par value; authorized shares: 500,000,000 and 200,000,000 respectively; issued and outstanding 59,776,836	598	594
Additional paid-in capital	26,224	25,982
Deficit	(51,448)	(50,041)

Total stockholders’ equity deficiency	(24,104)	(22,943)

	$3,748	$6,124

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Managed care revenues	$1,217	$17,890

Costs and expenses:
Costs of revenues	789	16,644
General and administrative	1,391	515
Depreciation and amortization	40	96

	2,220	17,255

Operating (loss) income	(1,003)	635

Other income (expense):
Interest expense, including amortization of debt discount of $48 and $195	(401)	(563)
Other non-operating income, net	—	11

(Loss) income before income taxes	(1,404)	83
Income taxes	3	3

Net (loss) income	$(1.407)	$80

Net (loss) income attributable to common stockholders	$(1,407)	$80

Earnings per common share:
Basic	$(0.02)	$0.00

Diluted	$(0.02)	$0.00

Weighted average common shares outstanding:
Basic	59,745	59,252

Diluted	59,745	62,552

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:

Net cash provided by operating activities	$1,299	$378

Cash flows from investing activities:
Additions to property and equipment	—	(1)

Net cash used in investing activities	—	(1)

Cash flows from financing activities:
Proceeds from borrowings	—	100
Debt issuance costs	—	(8)
Repayment of debt	(456)	(128)

Net cash used in financing activities	(456)	(36)

Net increase in cash	843	341
Cash at beginning of period	920	832

Cash at end of period	$1,763	$1,173

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	147	158

Non-cash investing and financing activities:
Common stock and warrants issued for outside services	135	—

See accompanying notes to consolidated financial statements.

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

Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, each with their respective subsidiaries (collectively referred to herein as “we,” “us” or “our”). We provide managed care services in the behavioral health, substance abuse, and pharmacy management fields for commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) health plans, as well as self-insured companies, unions, and Taft-Hartley health and welfare funds. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided by unrelated vendors on a subcontract basis.

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

NOTE 2 – ACCOUNTS RECEIVABLE

Our trade accounts receivable at March 31, 2013 and December 31, 2012 consists primarily of receivables related to our major contract in Puerto Rico that expired December 31, 2012. During the three months ended March 31, 2013, we collected approximately $2.3 million from our Puerto Rico client. The receivable balance was further reduced by approximately $1.0 million of claims paid on our behalf by the Puerto Rico client.

Pursuant to an Assignment agreement executed April 10, 2013 and effective March 15, 2013, $1 million of the accounts receivable balance of approximately $1.3 million as of March 31, 2013 is assigned to two creditors as partial payment of their loans. See Note 3 “Notes Payable.”

NOTE 3 – NOTES PAYABLE

In January 2013, a 14%, $100,000 convertible promissory note matured and was renewed on the same terms until April 30, 2013 at which time the note was again renewed. The new note utilizes the same terms as the previous note and has a maturity date of July 31, 2013.

In February 2013, a zero coupon promissory note in the amount of $230,000 matured and was replaced by a new note of similar terms with a face value of $230,000 and a maturity date of May 31, 2012.

In March 2013, we renewed a 10% promissory note in the amount of $100,000 and a 7% promissory note in the amount of $50,000, each for additional one-year terms. One of the note holders was issued a three-year warrant to purchase 25,000 shares of our common stock at an exercise price of $0.15.

On March 15, 2013, we executed an agreement with a creditor to modify the terms of a previously matured but unpaid promissory note in the amount of $1.4 million. Under the modified terms of the note, the maturity date was extended from February 28, 2013 to January 31, 2014 and the conversion price at which the note may be converted into our common stock was reduced to $0.125 from $0.25. In addition, the exercise price of a warrant to purchase our common stock issued in conjunction with the note was reset from $0.44 to $0.22. We also assigned certain receivables (see Note 2 “Accounts Receivable”) and a potential arbitration recovery to the creditor as a source of future repayment of a second loan from the creditor in the amount of $625,000 maturing May 14, 2013 and a $75,000 loan from an individual related to the creditor also due on May 14, 2013. Any proceeds remaining from the assigned receivables and potential recovery after repayment of the aforementioned loans will be used to reduce the principal of the $1.4 million loan, but not in excess of $300,000. The modification was accounted for as a troubled debt restructuring, but we recognized no gain because the effective interest rate of the modified promissory note was less than the effective interest rate of the original promissory note.

We were unable to repay our 14% senior promissory notes in the amount of approximately $1.8 million on the maturity date of April 15, 2013. We are currently in negotiations with the holders to resolve the default. We completed an agreement to extend the maturity date for approximately $1.3 million of the notes on May 13, 2013. See Note 4 “Long Term Debt.” In addition, we were not able to repay a $1 million loan due May 8, 2013.

On May 8, 2013, we executed an agreement with a creditor to modify the terms of a promissory note in the amount of $625,000. Under the modified terms of the note, the maturity date was extended from May 14, 2013 to July 15, 2013 and the conversion price at which the note may be converted into our common stock was reduced to $0.125 from $0.25. In addition, the exercise price of a warrant to purchase our common stock issued in conjunction with the note was reset from $0.44 to $0.22.

NOTE 4 LONG TERM DEBT

On May 13, 2013, we executed an agreement with a holder of approximately $1.3 million of our senior promissory notes to extend the maturity date of the notes from April 15, 2013 to April 15, 2014. We also agreed to extend the term of approximately 5.2 million warrants that had been issued at the time the notes were issued in April 2010 for an additional two years, such that the warrants will now expire in 2017. In conjunction with the renewal, we will issue 774,391 shares of our common stock to the lender relating to 50% of the interest and fees owed as of April 15, 2013.

NOTE 5 CONTINGENCIES

Economic conditions and related risks, concentrations and uncertainties:

The United States and other parts of the world have been experiencing a severe and widespread recession accompanied by, among other things, instability in the financial markets and reduced credit availability, which are likely to continue to have far reaching effects on economic activity for an indeterminate period. The probable duration and effects and probable duration of these conditions on our ability to obtain continued support from our major stockholders and lenders, success in our marketing efforts, and ultimately, profitable operations and positive cash flows, cannot be estimated at this time.

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

Going concern uncertainty:

At March 31, 2013, we had a working capital deficiency of approximately $23.0 million and a stockholders’ equity deficiency of approximately $24.1 million resulting from a history of operating losses. Approximately $2.9 million of debt was past due and therefore in default as of March 31, 2013. As a result of these conditions, and the aforementioned economic conditions and related risks, our ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth in the following paragraph, and is subject to significant uncertainty. Except for the consideration in determining the valuation allowance for deferred tax assets from net operating loss carryforwards (Note 8), the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Need for Additional Financing

Our existing capital may not be sufficient to meet our cash needs. We expect that with our new Senior Secured Revolving Credit Facility (see Note 10 “Subsequent Event”), existing customer contracts, the addition of new pharmacy management contracts that we are close to obtaining through our marketing efforts, the collection of receivables, and the extension of vendor payments, that we will be able to sustain current operations over the near term. However, we continue to look at various alternative sources of financing if operations cannot support our ongoing plan. Nevertheless, there can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve or sustain profitable operations and positive operating cash flows in the near term. Although subject to the general economic conditions, risks and uncertainties discussed in the preceding paragraphs, management believes that our current cash position will likely be sufficient to meet our current levels of operations in the short term, our ability to achieve our business objectives and continue as a going concern for a reasonable period of time is dependent upon the success of our plans to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2013.

Concentration, major customer contract:

We currently provide behavioral health services on an at-risk basis to approximately 37,000 members of a health plan providing Medicare benefits. The contract accounted for 43.5%, or $529,000 of our revenue for the three months ended March 31, 2013. This contract is for a three year period effective January 1, 2012 and may be terminated by either party with 90 days written notice.

Legal matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Aside from the litigation described below, as of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

(1)

We initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract but also found that Mr. Katzman was not entitled to damages. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. The Company appealed the lower court’s decision and posted a collateralized appeal bond for approximately $1.3 million. On February 14, 2013, the 11th Circuit Court of Appeals of the State of Florida reversed the lower court’s judgment in favor of Katzman and remanded the case for a new trial on both liability and damages. The appellate court also taxed appellate costs in favor of CompCare against Katzman. The decision of the appellate court also reverses the lower court’s award of attorney’s fees previously awarded to Katzman against CompCare and the need for us to maintain an appeal bond for approximately $1.3 million.

(2)	We and a former health plan client are being sued for damages of approximately $1.7 million for allegedly unpaid claims for behavioral health professional services rendered in, 2007 and 2008. We filed a counterclaim for breach of a settlement agreement that we believed resolved many of the claims that are the subject of the complaint, which we therefore, now believe is without merit and are vigorously opposing.

(3)	We are in arbitration with a former health plan client in Missouri relating to its allegation that we breached our obligation to pay claims submitted to us for payment. The arbitration is underway but has not yet progressed significantly.

(4)	A group of health care providers in the state of Louisiana has filed suit against us claiming breach of contract in that we failed to pay claims submitted to us for payment. The litigation is currently in the discovery stage.

Management believes that it has established a provision for legal expenses that it believes is adequate for the estimated probable minimum losses, including legal defense costs, to be incurred from these matters.

Other:

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of these financial instruments (all are liabilities) at March 31, 2013, are as follows (in thousands):

	Carrying	Estimated
	Amount	Fair Value
Promissory notes	$2,880	$2,853
Zero-coupon promissory notes	230	225
Debentures	537	534
Senior promissory notes	1,771	1,770
Long-term promissory notes	125	121
Less: unamortized discount	(39)	—

Net liabilities	$5,504	$5,503

Due to the inherent nature of related party transactions, we have not attempted to estimate the fair value of liabilities payable to related parties of the Company. As such, promissory notes payable with a carrying value of $3,000,000 are excluded from the table above.

NOTE 7 – EQUITY INSTRUMENTS

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

•

liquidation preferences, whereby the Series C holders have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up (the value of the liquidation preference is $250 per share, or approximately $2.6 million at March 31, 2013).

We also have a class of convertible preferred stock, Series D, for which 7,000 shares are authorized and 250 shares were issued and outstanding as of March 31, 2013. The shares, which were granted in January 2012, do not vest until the tenth anniversary of the grant date. Such shares were issued in exchange for the cancelation of 120 previously granted warrants to purchase Series D shares. Once vested, a Series D preferred share will be convertible at any time into 100,000 shares of common stock, subject to adjustment in the event of any common stock dividend, split, combination thereof or other similar recapitalization, without additional consideration. Prior to vesting and thereafter, each Series D convertible preferred share is entitled to all voting, dividend, liquidation and other rights accorded a share of Series D convertible preferred stock. As to dividends, the Series D stock is noncumulative. If a dividend is declared on the common stock, each share of Series D stock is entitled to receive a dividend equal to 50% of the dividend declared for the common stock as if the Series D stock had been converted. Despite their nonvested status, voting rights of each share nevertheless consist of the right to cast the number of votes equal to those of 500,000 shares of common stock. Unless otherwise required by applicable law, holders of shares of Series D have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders. At March 31, 3013, approximately $3.3 million of compensation expense remained to be recognized over the next 8.8 years related to the Series D shares.

We may periodically issue shares of common stock as payment for services, interest and debt. During the three months ended March 31, 2013, we issued 325,000 shares of common stock to consultants in lieu of cash payment.

STOCK INCENTIVE COMPENSATION PLANS

WARRANTS:

We periodically issue warrants to purchase shares of our common and preferred stock for the services of employees and non-employee directors.

During the quarter ended March 31, 2013, we issued to note holders and consultants warrants to purchase an aggregate of 1.7 million shares of our common stock. The warrants were immediately exercisable at prices ranging from $0.15 to $0.25 and had terms of from two to three years. We recognized approximately $56,000 of compensation costs related to warrants during the three months ended March 31, 2013. Total unrecognized compensation costs related to warrants as of March 31, 2013 was approximately $1,000 which is expected to be recognized over a weighted-average period of nine months. The total fair value of warrants vested during the three months ended March 31, 2013 was approximately $59,000.

A summary of our warrant activity for the three months ended March 31, 2013 and 2012 follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	35,957,583	$0.33	4.26 years
Granted	1,700,000	$0.25
Forfeited or expired	(325,000)	$0.37

Outstanding at March 31, 2013	37,332,583	$0.33	4.00 years

Exercisable at March 31, 2013	37,298,583	$0.33	4.00 years	—

Outstanding at January 1, 2012	41,057,583	$0.35	4.86 years
Granted	25,000	$0.25
Forfeited or expired	(100,000)	$0.53

Outstanding at March 31, 2012	40,982,583	$0.35	4.61 years

Exercisable at March 31, 2012	39,315,583	$0.33	4.67 years	—

OPTIONS:

From time-to-time, we grant stock options as compensation for services to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have three active incentive qualified option plans, the 1995 Incentive Plan, the 2002 Incentive Plan and the 2009 Equity Compensation Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. For the 2009 Equity Compensation Plan, the vesting period is determined by the Compensation Committee. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of common shares authorized for issuance of options totals 52,000,000 under the Plans. As of March 31, 2013, there were a total of 44,668,000 options available for grant and 6,328,000 options outstanding, 6,011,334 of which were exercisable, under the Plans.

In addition, under our Non-employee Directors’ Stock Option Plan, we are authorized to issue non-qualified stock options to our non-employee directors for up to 1,000,000 common shares. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of our annual meeting. As of March 31, 2013, there were 801,668 shares available for option grants and 100,000 options outstanding under the non-qualified directors’ plan, 80,000 of which were exercisable.

A summary of our option activity for the three months ended March 31, 2013 and 2012 follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	6,618,000	$0.32	8.29 years
Forfeited or expired	(190,000)	$0.79

Outstanding at March 31, 2013	6,428,000	$0.31	8.15 years	—

Exercisable at March 31, 2013	6,091,334	$0.31	8.11 years	—

Outstanding at January 1, 2012	8,795,400	$0.33	7.74 years
Forfeited or expired	(40,000)	$0.38

Outstanding at March 31, 2012	8,755,400	$0.33	7.49 years	—

Exercisable at March 31, 20112	8,004,400	$0.33	7.40 years	—

Total recognized compensation costs during the three months ended March 31, 2013 were approximately $15,000. As of March 31, 2013, there was approximately $35,000 of unrecognized compensation cost related to options expected to be recognized over a weighted-average period of 8 months. We might have recognized approximately $3,000 of tax benefits attributable to stock-based compensation expense recorded during the quarter ended March 31, 2013. However, this potential benefit was fully offset by our valuation allowance due to the aforementioned significant uncertainty of future realization. The total fair value of options vested during the three months ended March 31, 2013 was approximately $10,000.

NOTE 8 – INCOME TAXES

We are subject to the income tax jurisdictions of the U.S. and multiple state tax jurisdictions. Our provision for income taxes for the three months ended March 31, 2013 and 2012 was attributable to certain states. The effective income tax rate for the three months ended March 31, 2013 and 2012 was 0.2% and 3.6%, respectively.

At March 31, 2013, we have federal net operating loss carryforwards of approximately $34.4 million, the deductibility of $29.2 million of which is presently limited under Section 382 of the Internal Revenue Code. Approximately $361,000 of any net operating losses prior to the January 2009 ownership change (“the earlier change”) can be used to offset taxable income annually. In addition, we can offset our taxable income each year by approximately $274,000 of the net operating losses which incurred between the earlier change and the August 2011 ownership change. We estimate that 59.3% of the $29.2 million pre-change losses will expire and be unavailable to offset our future taxable income.

Management has evaluated our tax positions taken or to be taken on income tax returns that remain subject to examination (i.e., tax years 2009 and thereafter federally, earlier for certain other jurisdictions), and has concluded that there are no uncertain tax positions, as defined in generally accepted accounting principles, that require recognition or disclosure in the consolidated financial statements.

NOTE 9 – PER SHARE DATA

For the periods presented, the following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders (amounts in thousands, except per share data):

	March 31,
	2013	2012
Numerator:
Net (loss) income attributable to common stockholders	$(1,407)	$80
Denominator:
Weighted average common shares – basic	59,745	59,252
Effect of dilutive securities:
Series C convertible preferred stock	—	3,300
Stock options	—	—
Warrants	—	—

Weighted average common shares – diluted	59,745	62,552

Earnings per share:
Basic	$(0.02)	$0.00

Diluted	$(0.02)	$0.00

NOTE 10 – SUBSEQUENT EVENTS

Other than the changes in our outstanding debt instruments described in Notes 3 and 4, no events were identified that in our opinion require accounting recognition or disclosure in these financial statements, with the exception of the following:

Senior Secured Revolving Credit Facility

On May 3, 2013, we entered into a Senior Secured Revolving Credit Facility Agreement that will allow us to borrow up to $5,000,000 to fund our general working capital needs. Our initial draw on the credit facility occurred May 3, 2013 in the amount of approximately $884,000, which represents an initial draw of $1 million less transaction expenses. The credit facility is guaranteed by the current and future assets of CompCare and its subsidiaries, with the exception of our Puerto Rico subsidiary. Borrowings under the credit facility will bear interest at an annual rate of 12%, payable weekly. The credit facility will mature on November 3, 2013, at which time we may request an extension of the maturity date for an additional six month period provided that we are not in default in any respect, which may be accepted or rejected by the lender in its sole discretion.

The Agreement contains financial covenants such as, but not limited to, minimum revenues, positive earnings before interest, tax, depreciation and amortization expenses, and loan-to-value ratio. The Agreement also specifies events of default and related remedies, including acceleration and increased interest rates following an event of default. Loans under the credit facility will be evidenced by a Revolving Convertible Promissory Note. At any time while the Note remains outstanding, subject to certain limitations, the lender may convert all or any portion of the outstanding principal, accrued but unpaid interest and other sums payable under the Note into shares of our common stock at a price equal to (i) the amount to be converted, divided by (ii) 85% of the lowest daily volume weighted average price of our common stock during the five business days immediately prior to the conversion date.

As consideration for investment banking and advisory services provided to us by the lender, we paid a fee to the lender in the form of 1,470,588 shares of our common stock, issued on May 8, 2013. The shares and the Note were issued by the Company upon reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof.

Warrant issuance

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

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. Such statements include, but are not limited to, the overall performance of the healthcare market, our anticipated operating results, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, anticipated favorable results from legal actions, the ability to obtain new and maintain existing behavioral healthcare contracts and the profitability, if any, of such behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which we operate, the customers we serve and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, our ability to achieve expected results from new business, the profitability of our capitated contracts, cost of care, seasonality, our ability to obtain additional financing, and other risks detailed herein and from time to time in our filings with the SEC. The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto of CompCare and subsidiaries appearing elsewhere in this report.

OVERVIEW

We provide managed care services in the behavioral health, substance abuse, and pharmacy management fields, primarily to commercial, Medicare, Medicaid, Children’s Health Insurance Program (“CHIP”) health plans, as well as self-insured companies, unions, and Taft-Hartley health and welfare funds. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts.

SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended
	March 31,
	2013	2012
At-risk behavioral contracts	$914	$7,476
Administrative services only contracts	303	817
At-risk pharmacy contracts	—	9,597

	$1,217	$17,890

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

We manage programs through which services are provided to recipients in five states. Our objective is to provide easily accessible, high quality behavioral healthcare and pharmacy services and to manage costs through measures such as the monitoring of hospital inpatient admissions and the review of authorizations for various types of outpatient therapy. Our goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.

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

RECENT DEVELOPMENTS

Pharmaceutical Drug Management Initiative; New Business

We continue our efforts to expand our new Pharmacy Savings Management Program, marketed through our dedicated, wholly-owned subsidiary CompCare Pharmacy Solutions, Inc. For health plans, self insured entities, unions, and Taft-Hartley health and welfare funds, we will offer to manage on an at-risk basis prescription drug programs. Through the use of selected pharmacy benefits managers, pharmacy data analytics, and the development of cost-saving ancillary pharmacy programs, we believe we can materially reduce drug costs for our clients that utilize our program. Our marketing efforts of this program are receiving positive traction and, in March of 2013, we entered into an agreement with Local No. 29 of the Laborers International Union of North America to provide our Pharmacy Savings Program, and in May 2013, we signed a Pharmacy Savings Management agreement with Utica City (NY) School District. Both programs are scheduled to launch in the third quarter of this year.

Revolving Credit Facility Agreement

On May 3, 2013, we entered into a Senior Secured Revolving Credit Facility Agreement that will allow us to borrow up to $5,000,000 to fund our general working capital needs. Our initial draw on the credit facility occurred May 3, 2013 in the amount of approximately $884,000, which represents an initial draw of $1 million less transaction expenses. The credit facility is guaranteed by the current and future assets of CompCare and its subsidiaries, with the exception of our Puerto Rico subsidiary. Borrowings under the credit facility will bear interest at an annual rate of 12%, payable weekly. The credit facility will mature on November 3, 2013, at which time we may request an extension of the maturity date for an additional six month period provided that we are not in default in any respect, which may be accepted or rejected by the lender in its sole discretion.

The Agreement contains financial covenants such as, but not limited to, minimum revenues, positive earnings before interest, tax, depreciation and amortization expenses, and loan-to-value ratio. The Agreement also specifies events of default and related remedies, including acceleration and increased interest rates following an event of default. Loans under the credit facility will be evidenced by a Revolving Convertible Promissory Note. At any time while the Note remains outstanding, subject to certain limitations, the lender may convert all or any portion of the outstanding principal, accrued but unpaid interest and other sums payable under the Note into shares of our common stock at a price equal to (i) the amount to be converted, divided by (ii) 85% of the lowest daily volume weighted average price of our common stock during the five business days immediately prior to the conversion date.

As consideration for investment banking and advisory services provided to us by the lender, we paid a fee to the lender in the form of 1,470,588 shares of our common stock. The shares and the Note were issued by the Company upon reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof.

Retirement of President

On April 22, 2013, we were notified by our President, Robert R. Kulbick, that he needed to retire for medical reasons effective May 1, 2013. We have named Ramon Martinez to direct our pharmacy management program as President of CompCare Pharmacy Solutions, Inc., the wholly-owned subsidiary dedicated to marketing our pharmacy savings program. Mr. Martinez has been working with the Company on its new, innovative pharmacy savings program as a Senior Management Advisor since August 2012.

Debt in Default

We were unable to repay our 14% senior promissory notes in the amount of approximately $1.8 million on the maturity date of April 15, 2013. On May 13, 2013, we completed an agreement to extend the maturity date for approximately $1.3 million of the notes. We are currently in discussions with the holders of the remaining $500,000 of notes and do not anticipate any difficulty in completing extension agreements. In addition, we were not able to repay a $1 million loan due May 8, 2013.

New Behavioral Health Care Business

Effective January 1, 2013, we began providing administrative behavioral health services to approximately 3,000 members of a Medicare Advantage population serviced by a health plan in the state of California.

Debt Modifications

On May 13, 2013, we executed an agreement with a holder of approximately $1.3 million of our senior promissory notes to extend the maturity date of the notes from April 15, 2013 to April 15, 2014. We also agreed to extend the term of approximately 5.2 million warrants that had been issued at the time the notes were issued in April 2010 for an additional two years, such that the warrants will now expire in 2017. In conjunction with the renewal, we will issue 774,391 shares of our common stock to the lender relating to 50% of the interest and fees owed as of April 15, 2013.

On May 8, 2013, we executed an agreement with a creditor to modify the terms of a promissory note in the amount of $625,000. Under the modified terms of the note, the maturity date was extended from May 14, 2013 to July 15, 2013 and the conversion price at which the note may be converted into our common stock was reduced to $0.125 from $0.25. In addition, the exercise price of a warrant to purchase our common stock issued in conjunction with the note was reset from $0.44 to $0.22. We have reserved funds with which to pay this obligation at maturity.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2013 vs. 2012

With the expiration of our at-risk Behavioral Health and Pharmacy contracts in Puerto Rico on December 31, 2012, which comprised approximately 83% of the Company’s total revenue, our operating revenues have decreased significantly. Prior to December 31, 2012, anticipating this decrease, we accelerated our efforts to advance the Company’s Pharmacy Savings Program so that we would be prepared to commence aggressively marketing this program by January 1, 2013. Simultaneously, we significantly reduced salaries, decreased our work force and generally cut back expenses. We met our Pharmacy Savings Plan launch date and commenced the marketing of that program in early January. To date, we have entered into two Pharmacy Management Agreements, with both scheduled for launch Q3 of this year. We are actively engaged in discussions with a number of other potential pharmacy accounts. The Company’s shift of focus away from the Behavioral Health/Medicare/Medicaid segments of the health care market to pharmacy savings market was occasioned by reason of the Company’s belief that significantly greater margins, less regulations and ease of closing transactions existing in the pharmacy management sector of health care. The Company believes that its focus on its Pharmacy Management Program, coupled with its decreased operating expenses, will bring the Company to profitability during the second half of 2013.

Revenues:

At-risk behavioral health contracts: Operating revenues from at-risk contracts decreased by 87.8%, or approximately $6.6 million, to $0.9 million for the three months ended March 31, 2013, compared to $7.5 million for the three months ended March 31, 2012. The decrease was primarily attributable to the expiration of the Puerto Rico contract during the fourth quarter of 2012 that accounted for $4.3 million of revenue for the three months ended March 31, 2012.

ASO contracts: Revenue from ASO contracts decreased by 62.8%, or approximately $0.5 million, to $0.3 million for the three months ended March 31, 2013 due primarily to the loss of a customer during the fourth quarter of 2012 that had accounted for $0.4 million of business during the quarter ended March 31, 2012.

Pharmacy management contracts: Due to the expiration of our major contract in Puerto Rico, we did not generate any revenue for the three months ended March 31, 2013, as compared to $9.6 million for the same period in 2012.

Costs of revenues: Anticipating our decrease in revenue commencing January 1, 2013, we successfully decreased our operating expenses by 95.3%, or approximately $15.8 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 for reasons set forth in the following four paragraphs.

Behavioral health contracts: Claims expense on at-risk contracts decreased approximately $5.0 million due to expense reductions and cost containment measures mentioned above and a reduction to claims expense of approximately $0.7 million relating to favorable claims experience from our former major Puerto Rico contract.

Pharmacy drug costs: Pharmacy costs decreased 100%, or approximately $9.6 million, due to the expiration of our Puerto Rico pharmacy contract on December 31, 2012.

Other healthcare operating costs: Other healthcare costs, attributable to servicing both at-risk contracts and ASO contracts, decreased approximately $1.2 million from approximately $2.0 million for the three months ended March 31, 2012 to approximately $0.8 million for the three months ended March 31, 2013 due primarily to reductions in salaries and benefits attributable to workforce reductions.

General and administrative expense: General and administrative expenses decreased $0.7 million (after excluding a $1.6 million adjustment of legal expense for the three months ended March 31, 2012) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due primarily to a $0.4 million decrease in salaries and benefits due to workforce reductions and a $0.1 million reduction in professional fees.

Interest expense. Interest expense, excluding amortization of debt discount, decreased by approximately $15,000 for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 due to a decrease in the weighted average amount of debt outstanding to $9.0 million for the three months ended March 31, 2013 from $9.4 million for the comparable prior period net of a decline in the effective interest rate, excluding amortization of debt discount, for the three months ended March 31, 2013, to approximately 13.6% from 15.8% for the same period in 2012.

Income taxes. Our provisions for income taxes for the three months ended March 31, 2013 and 2012 represented solely income tax expenses for certain states. Our effective income tax rate for the three months ended March 31, 2013 and 2012 was 0.2% and 3.6%, respectively.

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

Whenever we believe it is probable that a future loss will be incurred under a managed care contract based on an expected premium deficiency and we are unable to cancel our obligation or renegotiate the contract, we record a loss in the amount of the expected future losses. We perform our loss accrual analysis on a contract-by-contract basis by taking into consideration various factors such as future contractual revenue, estimated future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The estimated future healthcare and maintenance costs are based on historical trends and expected future cost increases. Our analysis at March 31, 2013 did not identify any loss contracts.

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

The accrued claims payable ranges were between $11.8 and $11.9 million at March 31, 2013 and between $12.9 and $13.1 million at December 31, 2012. Based on the information available, we determined our best estimate of the accrued claims liability to be $11.8 million at March 31, 2013 and $13.1 million at December 31, 2012. Our accrued claims liability at March 31, 2013 and December 31, 2012 includes approximately $9.4 million and $9.8 million, respectively, of submitted and approved but unpaid claims and $2.4 million and $3.3 million for IBNR claims, respectively. A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at March 31, 2013 could increase our claims expense by approximately $24,000. Actual claims incurred could differ from estimated claims accrued.

Income taxes. Computing our provision for income taxes involves significant judgment and estimates particularly in relation to the realization of deferred tax assets from net operating loss carryforwards, uncertain income tax positions, and in estimating the probable annual effective income tax rates for interim financial reporting periods.

At March 31, 2013, we have federal net operating loss carryforwards of approximately $34.4 million, the deductibility of $29.2 million of which is presently limited under Section 382 of the Internal Revenue Code to approximately $361,000 annually due to recent changes in control of the Company. We are particularly vulnerable to additional changes in control in the near term due to probable future equity dilution or possible takeover resulting in further loss of our ability to utilize the remaining carryforwards pursuant to Section 382. In addition, as of March 31, 2013, the Company continues to be in a deficit position. Based on this evidence, and the uncertainty as to our ability to continue as a going concern and current economic conditions discussed under LIQUIDITY AND CAPITAL RESOURCES below, we concluded that at this time, it is not more likely than not that the Company’s deferred tax assets, which relate primarily to the federal net operating losses, will be realizable within the carryforward period. Accordingly, the Company continues to maintain an effective 100% valuation allowance against the balance of these deferred tax assets at this time. Our judgments regarding future taxable income may change due to many factors, including changes in operating results from changing economic or market conditions, or changes in tax laws, operating results or other factors.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had a working capital deficiency of approximately $23.0 million and a stockholders’ equity deficiency of approximately $24.1 million resulting from a history of operating losses. Approximately $2.9 million of debt was past due as of March 31, 2013. Our ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth in the following paragraphs, and is subject to significant uncertainty. In their report on our most recent audited financial statements as of and for the year ended December 31, 2012, our independent auditors expressed substantial doubt as to our ability to continue as a going concern. Except for its consideration in establishing our valuation allowance for deferred tax assets, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Need for Additional Financing

Our existing capital may not be sufficient to meet our cash needs. We expect that:

i.	with our new Senior Secured Revolving Credit Facility;
ii.	existing customer contracts;
iii.	collection of receivables;
iv.	extension of vendor payments;
v.	the addition of significant new pharmacy management contracts that we have reason to believe will be obtained through:
(a)	the expansion of our pharmacy management sales force;
(b)	our execution of a strategic consulting agreement supporting the pharmacy management program;
(c)	the integration of care management and wellness programs;
(d)	our ability to commit to saving our clients substantial sums of money on their pharmacy expenses, backed by a performance bond to be issued by a surety company;
(e)	our CEO joining the Board of Directors of “America’s Agenda: Health Care for All,”

We believe all of the above items places the Company in a position to sustain and grow current operations over the near term. We continue to look at various alternative sources of financing if operations cannot support our ongoing plan. Nevertheless, there can be no assurance that we will be able to achieve the growth anticipated from all or some of the above factors, nor find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve or sustain profitable operations and positive operating cash flows in the near term. Although subject to the general economic conditions, risks and uncertainties discussed in the preceding paragraph, management believes that our current cash position will likely be sufficient to meet our current levels of operations in the short term, our ability to achieve our business objectives and continue as a going concern for a reasonable period of time may be dependent upon the success of our plans to obtain sufficient debt or equity

Our primary internal source of liquidity on an on-going basis is from operations and consists of the monthly capitation payments we receive from our clients for providing managed care services. Based on historical experience, there is a high degree of certainty with respect to the reliability and timing of these payments from continuing contracts. However, the expiration or termination of existing contracts, whether expected or not, or the commencement of new contracts may cause our operational cash flow to vary significantly.

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

As evident in our statement of cash flows, during the three months ended March 31, 2013, our cash balance increased by $843,000 due primarily to collections of receivables, managing our cash outflows related to our cost of care, cost reduction initiatives, and delaying payments to vendors. We also repaid existing debt, including capitalized leases, in the amount of $456,000.

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

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party could have a material adverse effect on our business, or our future results of operations, cash flows or financial condition except as described below:

(1)	We initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract but also found that Mr. Katzman was not entitled to damages. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.9 million. The Company appealed the lower court’s decision and posted a collateralized appeal bond for approximately $1.9 million. On February 14, 2013, the 11th Circuit Court of Appeals of the State of Florida reversed the lower court’s judgment which was in favor of Katzman. The decision of the appellate court also reverses the lower court’s award of attorney’s fees previously awarded to Katzman. As a result of the Court of Appeals reversal, the Company’s need to maintain appellate bonds in the aggregate amount of $1.9 million has been eliminated. The appellate court also taxed appellate costs in favor of CompCare against Katzman. The amount of these costs is currently pending before the court for determination. In addition, the Company holds a judgment against Katzman for approximately $1.3 million. The Company intends to pursue collection of this judgment.

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

(3)	We are in arbitration with a former health plan client in Missouri relating to its allegation that we breached our obligation to pay claims submitted to us for payment. The arbitration is underway but has not yet progressed significantly.

(4)	A number of health care providers in the state of Louisiana have filed suit against us claiming breach of contract in that we failed to pay claims submitted to us for payment. The litigation is currently in the discovery stage.

(5)	We are in arbitration with a former client in Puerto Rico. The Company believes that it is owed approximately $2.0 million. We have currently moved for summary judgment on approximately $1.2 million. We anticipate a favorable result on that motion and a hearing date to be scheduled shortly on remaining monies claimed by the Company to be due it.

Management believes that the Company has made adequate provision for any estimated probable losses, including legal defense costs, from the litigation described above.

ITEM 1A.	RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012 have not materially changed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period April 12, 2013 through May 20, 2013, we issued shares of common stock and warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

•

On May 3, 2013, we issued a Revolving Convertible Promissory Note as part of a Senior Secured Revolving Credit Facility Agreement. At any time while the Note remains outstanding, subject to certain limitations, the lender may convert all or any portion of the outstanding principal, accrued but unpaid interest and other sums payable under the Note into shares of our common stock at a price equal to (i) the amount to be converted, divided by (ii) 85% of the lowest daily volume weighted average price of our common stock during the five business days immediately prior to the conversion date.

•

On May 8, 2013, we issued 1,470,588 shares of our common stock to a lender in exchange for investment banking and advisory services provided by the lender during the process of negotiating the aforementioned Senior Secured Revolving Credit Facility Agreement.

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

As of May 20, 2013, we were in default on approximately $4.4 million of debt. We are currently in negotiations with certain of the holders to resolve the defaults.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Debt Modification

On May 8, 2013, we executed a Loan Extension Agreement, filed herewith as Exhibit 4.25, with a creditor to modify the terms of a previously matured but unpaid promissory note in the amount of $625,000. Under the modified terms of the note, the maturity date was extended from May 14, 2013 to July 15, 2013 and the conversion price at which the note may be converted into our common stock was reduced to $0.125 from $0.25. In addition, the exercise price of a warrant to purchase our common stock issued in conjunction with the note was reset from $0.44 to $0.22.

On May 13, 2013, we executed an agreement, filed herewith as Exhibit 4.26, with a holder of approximately $1.3 million of our senior promissory notes to extend the maturity date of the notes from April 15, 2013 to April 15, 2014. We also agreed to extend the term of approximately 5.2 million warrants that had been issued at the time the notes were issued in April 2010 for an additional two years, such that the warrants will now expire in 2017. In conjunction with the renewal, we will issue 774,391 shares of our common stock to the lender relating to 50% of the interest and fees owed as of April 15, 2013.

ITEM 6.	EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

4.24	Loan Extension Agreement dated March 15, 2013 between the Company and Sherfam, Inc., incorporated by reference to Exhibit 4.24 to our Form 10-K Annual Report dated December 31, 2012 and filed April 12, 2013.

4.25	Loan Extension Agreement dated May 8, 2013 between the Company and Sherfam, Inc.

4.26	Second Note Modification Agreement dated May 13, 2013 between the Company and Lloyd I. Miller

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Comprehensive Care Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

May 20, 2013

By	/s/ CLARK A. MARCUS
Clark A. Marcus
Chief Executive Officer and Chairman
(Principal Executive Officer)

By	/s/ ROBERT J. LANDIS
Robert J. Landis
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)