Form 10-Q/A
period 2013-03-31
COMPREHENSIVE CARE CORP
filed 2013-05-21
CIK 22872

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2013, originally filed with the Securities and Exchange Commission on May 20, 2013 (the “Original Form 10-Q”), to correct the disclosure in the Original Form 10-Q to reflect that the right of the lender to convert the Revolving Convertible Promissory Note (the “Note”) issued pursuant to the Senior Secured Revolving Credit Facility applies only following the occurrence of an Event of Default or otherwise with the consent of the borrower. A copy of the corrected Note is attached as Exhibit 4.27 hereto and incorporated herein by reference.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment is accompanied by currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2 by our Chief Executive Officer and Chief Financial Officer.

Except as expressly set forth in this Amendment, we are not amending any other part of the Original Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures, including the forward-looking statements, unless expressly noted otherwise. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

4.27	Revolving Convertible Promissory Note effective May 3, 2013 issued by the Company to TCA Global Credit Master Fund, LP (Corrected Execution Version)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

May 21, 2013

By	/s/ CLARK A. MARCUS
Clark A. Marcus
Chief Executive Officer and Chairman
(Principal Executive Officer)

By	/s/ ROBERT J. LANDIS
Robert J. Landis
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)