Form 10-Q
period 2013-06-30
COMPREHENSIVE CARE CORP
filed 2013-08-14
CIK 22872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, there were 62,887,902 shares of the registrant’s common stock, $0.01 par value, outstanding.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash	$1,245	$920
Accounts receivable	850	4,546
Other	648	181

	2,743	5,647

Property and equipment, net	107	172
Other	221	305

	$3,071	$6,124

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY
Current liabilities:
Notes payable:
Related parties	$2,000	$2,000
Other	2,996	2,239
Current portion of long-term debt, including $1,000 to related parties	4,005	3,067
Accounts payable	1,001	1,110
Accrued claims payable	11,650	13,099
Other accrued expenses	6,407	5,820

	28,059	27,335

Long-term debt, net of current portion	249	1,732

Total liabilities	28,308	29,067

Stockholders’ equity deficiency:
Preferred stock, $50.00 par value, noncumulative:
Series C Convertible, 14,400 shares authorized; 10,434 shares issued and outstanding	522	522
Series D Convertible; 7,000 shares authorized; 250 shares issued and outstanding; none vested	—	—
Other series; 974,260 shares authorized; none issued	—	—
Common stock, $0.01 par value; authorized: 500,000,000 shares; issued and outstanding: 62,316,502 and 59,451,836 shares	623	594
Additional paid-in capital	26,713	25,982
Deficit	(53,095)	(50,041)

Total stockholders’ equity deficiency	(25,237)	(22,943)

	$3,071	$6,124

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Managed care revenues	$1,078	$18,124	$2,295	$36,014

Costs and expenses:
Costs of revenues	682	13,765	1,471	30,409
General and administrative	1,488	2,226	2,879	2,741
Depreciation and amortization	24	60	64	156

	2,194	16,051	4,414	33,306

Operating income (loss)	(1,116)	2,073	(2,119)	2,708

Other income (expense):
Interest expense, including amortization of debt discount of $41, $75, $89, and $270	(533)	(465)	(934)	(1,028)
Other non-operating income, net	4	1	4	12

(Loss) income before income taxes	(1,645)	1,609	(3,049)	1,692
Income taxes	2	2	5	5

Net income (loss)	$(1.647)	$1,607	$(3,054)	$1,687

Net income (loss) attributable to common stockholders	$(1,647)	$1,607	$(3,054)	$1,687

(Loss) earnings per common share:
Basic	$(0.03)	$0.03	$(0.05)	$0.03

Diluted	n/a	$0.02	n/a	$0.02

Weighted average common shares outstanding:
Basic	61,102	59,252	60,427	59,252

Diluted	n/a	88,434	n/a	81,787

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:

Net cash provided by operating activities	$44	$812

Cash flows from investing activities:
Additions to property and equipment	—	(2)

Net cash used in investing activities	—	(2)

Cash flows from financing activities:
Proceeds from borrowings	—	100
Debt issuance costs	—	(8)
Net receipt from revolving credit arrangement	855	—
Repayment of debt, including $50 to related parties in 2012	(574)	(243)

Net cash provided by (used in) financing activities	281	(151)

Net increase in cash	325	659
Cash at beginning of period	920	832

Cash at end of period	$1,245	$1,491

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	334	405

See accompanying notes to consolidated financial statements.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

NOTE 1 – DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements for Comprehensive Care Corporation (referred to herein as the “Company,” or “CompCare”) and its subsidiaries have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Interim results for the current periods are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the consolidated financial statements and the notes thereto in our most recent annual report on Form 10-K. Our consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, each with their respective wholly-owned subsidiaries (collectively referred to herein as “we,” “us” or “our”). Certain minor reclassifications of prior period amounts have been made to conform to the current presentation.

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

We assume the financial risk for the costs of member behavioral healthcare services under at-risk contracts in exchange for a fixed, per member per month fee. We may also manage behavioral healthcare programs or perform various managed care functions, such as clinical care management, provider network development and claims processing without assuming financial risk for member behavioral healthcare costs under administrative services only (“ASO”) contracts. In addition, we manage pharmaceutical services for the members of health plans on either an at-risk or ASO basis. In general, our contracts with our other customers have one-year or two-year initial terms, with automatic annual extensions, but they generally provide for cancellation by either party upon 60 to 90 days written notice or, under certain circumstances, the right to request a renegotiation of terms.

NOTE 2 – ACCOUNTS RECEIVABLE

Our accounts receivable at June 30, 2013, and December 31, 2012, are concentrated primarily in one account related to a major contract in Puerto Rico that expired December 31, 2012. During the six months ended June 30, 2013, we collected approximately $2.9 million from our Puerto Rico client. The remaining receivable balance was further reduced by approximately $0.8 million of claims payments made on our behalf by the Puerto Rico client.

Pursuant to an Assignment agreement executed April 10, 2013 and effective March 15, 2013, the receivable, then totaling $1.3 million, from our former Puerto Rico client was assigned to a creditor (Note 3).

NOTE 3 – NOTES PAYABLE

In April 2013, a 14%, $100,000 convertible note matured and was renewed on the same terms until July 31, 2013 at which time the note was again renewed. The new note utilizes the same terms as the previous note and has a maturity date of October 31, 2013.

In May 2013, a zero-coupon note in the amount of $230,000 matured and was replaced by a new note of similar terms with the same face value and a maturity date of August 31, 2013.

On March 15, 2013, we executed an agreement with a creditor to modify the terms of a previously matured but unpaid note for $1.4 million. Under such modified terms, the maturity date was extended to January 31, 2014 and the conversion price per common share was reduced to $0.125. In addition, the exercise price per common share of a warrant issued in conjunction with the note was reset to $0.22. We also assigned a customer receivable from our former Puerto Rico client and a potential arbitration recovery to the creditor as a source of future repayment of a second loan from the creditor of $625,000 and a $75,000 loan from an individual related to the creditor. The modification was accounted for as a troubled debt restructuring, but we recognized no gain because the effective interest rate of the modified promissory note was less than the effective interest rate of the original promissory note.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

On May 8, 2013, by agreement with the creditor, the maturity date of the $625,000 loan was extended to July 15, 2013, the conversion price per common share was reduced to $0.125, and the exercise price per common share of a warrant issued in conjunction with the note was likewise decreased $0.22. However, the note was not repaid on its July 15, 2013 due date and is currently the subject of ongoing resolution negotiations. The $75,000 loan from the creditor-related individual was repaid on May 6, 2013.

In addition, we were unable to repay our 14% senior promissory notes of approximately $1.8 million on their maturity date of April 15, 2013. However, prior to June 30, 2013, we completed agreements to extend the maturity date to April 15, 2014, for approximately $1.7 million of the notes. We are currently in negotiations with the remaining holders.

On May 3, 2013, we entered into a Senior Secured Revolving Credit Facility Agreement that will allow us to borrow up to $5,000,000 to fund our general working capital needs. On the closing date, our current maximum allowable amount to borrow was $1,000,000. Increased borrowing amounts above the $1 million are subject to the sole and absolute discretion of the lender. Our initial draw on the credit facility occurred May 3, 2013 in the amount of approximately $884,000, which represents an initial draw of $1 million less transaction expenses. As of August 8, 2013, our current outstanding balance on the credit facility is approximately $800,000 and there is currently no availability to draw additional funds on the credit facility. The credit facility is guaranteed by the current and future assets of CompCare and its subsidiaries, with the exception of our Puerto Rico subsidiary. Borrowings under the credit facility will bear interest at an annual rate of 12%, payable weekly. The credit facility will mature on November 3, 2013. The Agreement contains financial covenants such as, but not limited to, minimum revenues, positive earnings before interest, tax, depreciation and amortization expenses, and loan-to-value ratio. The Agreement also specifies events of default and related remedies, including acceleration and increased interest rates following an event of default.

Loans under the credit facility will be evidenced by a Revolving Convertible Promissory Note. In the event of a default by the Company, the lender may convert all or any portion of the outstanding principal, accrued but unpaid interest and other sums payable under the Note into shares of our common stock at a price equal to (i) the amount to be converted, divided by (ii) 85% of the lowest daily volume weighted average price of our common stock during the five business days immediately prior to the conversion date. The Note or any portion thereof may also be converted in a likewise manner with the consent of the Company.

As consideration for investment banking and advisory services provided to us by the lender, we paid a fee to the lender in the form of 1,470,588 restricted shares of our common stock, which in accordance with the terms of the Agreement, was equivalent to $125,000. The Agreement specifies that if the lender has not realized $125,000 in cash proceeds from the sale of the shares within one year following the Agreement date, we will issue to the lender additional shares of our common stock such that upon lender’s sale of such additional shares, lender may realize $125,000 in cash proceeds. Alternatively, one year after the Agreement date, the lender may require us to redeem any shares that remain in its possession for cash equal to $125,000 less proceeds realized by the lender on previous sales of shares of our common stock. Should the lender realize $125,000 of proceeds without selling all shares, the remaining shares will be returned to us.

The ability of the lender, at its sole discretion, to redeem all or a portion of the shares constitutes a put option. Although the put option is not eligible for settlement until one year after the Agreement date, if it were settled as of June 30, 2013, it would require us to pay the lender $125,000. The following settlement amounts would result from $.01 changes in our stock price below and above the $0.085 per share price at which the initial quantity of shares were issue to the lender, assuming settlement after one year:

Stock price	Additional funds due lender	(Shares due borrower) Shares due lender
$0.115	n/a	(383,635)
$0.105	n/a	(280,114)
$0.095	n/a	(154,800)
$0.085	n/a	n/a
$0.075	$14,706	196,080
$0.065	$29,412	452,492
$0.055	$44,118	802,145

In the foregoing table, at a stock price of $.075 and below, the lender would receive cash or additional shares of stock, but not both.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

The maximum amount that we potentially would be required to pay to redeem the shares issued to the lender is $125,000.

We were also unable to repay a $1 million loan from a related party when due May 8, 2013.

In July 2013, a 10%, $50,000 promissory note that had matured May 31, 2013 was repaid.

NOTE 4 LONG TERM DEBT

In June 2013, a 14%, $100,000 note payable matured and was renewed with the same terms until December 2014.

As of June 30, 2013, we were in payment default of $140,000 in principal related to a promissory note requiring monthly $10,000 principal reductions. The note holder has not provided the Company with formal notice of default.

NOTE 5 CONTINGENCIES

Going concern uncertainty:

At June 30, 2013, we had a working capital deficiency of approximately $25.3 million and a stockholders’ equity deficiency of approximately $25.2 million resulting primarily from a history of operating losses and costs of capital. As of June 30, 2013, past due principal and interest totaled approximately $6.0 million, of which $4.7 million was owed to a related party who had not provided the Company with formal notice of default. As a result of these conditions, our ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth in the following paragraph, and is subject to significant uncertainty. Except for consideration in determining the valuation allowance for deferred tax assets from net operating loss carryforwards (Note 8), the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Additional Financing

Although our existing capital may not be sufficient to meet our cash needs, we expect to be able to sustain current operations over the near term with our new Senior Secured Revolving Credit Facility, existing customer contracts, the addition of new pharmacy management contracts that we are close to obtaining through our marketing efforts, the collection of receivables, and the extension of vendor payments. However, we will need additional financing in the future and we will continue to explore various alternative sources of financing. Nevertheless, there can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve or sustain profitable operations and positive operating cash flows in the near term. Our ability to achieve our business objectives and continue as a going concern for a reasonable period of time is dependent upon the success of our plans.

Concentration, major customer contract:

We currently provide behavioral health services on an at-risk basis to approximately 37,000 members of a health plan providing Medicare benefits. This contract accounted for 46.0%, or approximately $1.0 million, of our revenue for the six months ended June 30, 2013. This contract is for a three-year period effective January 1, 2012, and may be terminated by either party with 90 days written notice.

Legal matters:

Aside from the litigation described below, as of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

(1)

We initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract but also found that Mr. Katzman was not entitled to damages. On defendant’s motion to

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. The Company appealed the lower court’s decision and posted a collateralized appeal bond for approximately $1.3 million. On February 14, 2013, the 11th Circuit Court of Appeals of the State of Florida reversed the lower court’s judgment in favor of Katzman and remanded the case for a new trial on both liability and damages. The appellate court also taxed appellate costs in favor of CompCare against Katzman in the amount of $76,554. The decision of the appellate court also reverses the lower court’s award of attorney’s fees previously awarded to Katzman against CompCare and the need for us to maintain an appeal bond for approximately $1.3 million.

(2)	On March 2, 2012, a former health plan client in Missouri instituted an arbitration proceeding against us relating to allegations that we breached our obligation to pay claims submitted to us for payment. The amount demanded is approximately $2 million. We have filed a counter claim for breach of contract and tortious interference in an amount between $500,000 and $1 million. The parties have now completed document production. We intend to vigorously defend against the claims asserted in the arbitration demand.

(3)

On February 7, 2011, a health care provider, Oceans Healthcare, LLC, filed suit in the 19th Judicial District Court for the state of Louisiana claiming breach of contract in that we failed to pay claims submitted to us for payment. On January 14, 2013, the Court granted a motion to add six additional plaintiffs to the Oceans suit. The parties are demanding in excess of $2 million. The litigation is currently in the discovery stage. We intend to vigorously defend against the litigation.

(4)	On May 30, 2013, a former health plan client in Michigan instituted an arbitration proceeding against us relating to its allegations that we breached our obligation to pay claims submitted to us for payment. The amount demanded is in excess of $5 million. The parties are in the process of selecting an arbitrator to hear the dispute. We intend to vigorously defend against the claims asserted in the arbitration demand.

(5)	On August 10, 2012, we filed an arbitration demand against a former client in Puerto Rico. The Company believes that it is owed approximately $2.0 million. A hearing date is currently scheduled in October 2013.

Management believes that it has established a provision for legal expenses that it believes is adequate for the estimated probable minimum losses, including legal defense costs, to be incurred from these matters.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable and accounts payable approximate their estimated fair value due to the short-term nature of these instruments. Since our other financial liabilities are not traded in an open market, we generally use a present value technique, which is a level 3 input, as defined in generally accepted accounting principles, to measure the estimated fair value of these financial instruments, except for valuing stock options and warrants (see Note 7 below). The rate used for discounting expected cash flows is a risk-free rate adjusted for systematic and unsystematic risk.

The carrying amounts and estimated fair values of these financial instruments (all are liabilities) at June 30, 2013, are as follows (in thousands):

	Carrying	Estimated
	Amount	Fair Value
Notes Payable	$2,705	$2,660
Zero-coupon notes	230	224

Debentures	537	479
Senior notes	1,771	1,761
Long-term notes	225	221
Less unamortized discount	(150)	—

Net liabilities	$5,318	$5,345

Due to the inherent nature of related party transactions, we have not attempted to estimate the fair value of liabilities payable to related parties of the Company. As such, related party notes payable with a carrying value of $3,000,000 are excluded from the table above.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

We may be obligated to issue shares under a redemption provision within the Revolving Credit Facility (see Note 3). The redemption provision constitutes a put option for which we calculated a fair value at the issuance of the Revolving Credit Facility and recorded the value as a component of other accrued expenses on our balance sheet. We valued the put option using the Black Scholes options pricing model, a level 3 input, using a risk free interest rate, estimated volatility of our stock price, an estimated term, and expected dividend yield. At each reporting date, we revalue the put option using the same pricing model.

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

•

liquidation preferences, whereby the Series C holders have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up (the value of the liquidation preference is $250 per share, or approximately $2.6 million at June 30, 2013).

We also have a class of convertible preferred stock, Series D, for which 7,000 shares are authorized and 250 shares were issued and outstanding as of June 30, 2013. The shares, which were granted in January 2012, do not vest until the tenth anniversary of the grant date. Such shares were issued in exchange for the cancelation of 120 previously granted warrants to purchase Series D shares. Once vested, a Series D preferred share will be convertible at any time into 100,000 shares of common stock, subject to adjustment in the event of any common stock dividend, split, combination thereof or other similar recapitalization, without additional consideration. Prior to vesting and thereafter, each Series D convertible preferred share is entitled to all voting, dividend, liquidation and other rights accorded a share of Series D convertible preferred stock. As to dividends, the Series D stock is noncumulative. If a dividend is declared on the common stock, each share of Series D stock is entitled to receive a dividend equal to 50% of the dividend declared for the common stock as if the Series D stock had been converted. Despite their nonvested status, voting rights of each share nevertheless consist of the right to cast the number of votes equal to those of 500,000 shares of common stock. Unless otherwise required by applicable law, holders of shares of Series D have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders. At June 30, 3013, approximately $3.2 million of compensation expense remained to be recognized over the next 8.5 years related to the Series D shares.

We may periodically issue shares of common stock as payment for services, interest and debt. During the six months ended June 30, 2013, we issued approximately 2.9 million shares of common stock to consultants, vendors, and creditors in lieu of cash payment.

Our common stock activity for the six months ended June 30, 2013 and 2012 is summarized below:

	Share Quantity 2013	Share Value ($)	Share Quantity 2012	Share Value ($)
Shares outstanding, January 1,	59,451,836		59,251,836
Shares issued as compensation for services	425,000	$83,805
Shares issued in connection with Revolving Credit Facility	1,470,588	$125,000
Shares issued as payment for interest and fees	969,078	$96,908

Shares outstanding, June 30,	62,316,502		59,251,836

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

STOCK INCENTIVE COMPENSATION PLANS

WARRANTS:

During the six months ended June 30, 2013, we issued to note holders and consultants warrants to purchase an aggregate of 3.7 million shares of our common stock. The warrants were immediately exercisable at prices ranging from $0.15 to $0.25 and had terms of from two to three years. We recognized approximately $109,000 and $165,000, respectively, of compensation costs related to warrants during the three and six months ended June 30, 2013. Total unrecognized compensation costs related to warrants as of June 30, 2013 was approximately $1,000 which is expected to be recognized over a weighted-average period of six months. The total fair value of warrants vested during the three and six months ended June 30, 2013 was approximately $108,000 and $167,000.

A summary of our warrant activity for the three and six months ended June 30, 2013 and 2012 follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2013	35,957,583	$0.33	4.26 years
Granted	1,700,000	$0.25
Forfeited or expired	(325,000)	$0.37

Outstanding at March 31, 2013	37,332,583	$0.33	4.00 years

Granted	2,010,000	$0.20
Cancelled	(2,000,000)	$0.20

Outstanding at June 30, 2013	37,342,583	$0.33	3.75 years

Exercisable at June 30, 2013	37,308,583	$0.33	3.75 years

Outstanding at January 1, 2012	41,057,583	$0.35	4.86 years
Granted	25,000	$0.25
Forfeited or expired	(100,000)	$0.53

Outstanding at March 31, 2012	40,982,583	$0.35	4.61 years

Forfeited or expired	(2,300,000)	$0.32

Outstanding at June 30, 2012	38,682,583	$0.35	4.58 years

Exercisable at June 30, 2012	37,615,583	$0.33	4.62 years

OPTIONS:

As of June 30, 2013, there were a total of 44,518,000 options available for grant and 6,443,000 options outstanding, 6,116,334 of which were exercisable, under our employee stock option plans.

As of June 30, 2013, there were 801,668 shares available for option grants and 100,000 options outstanding under the non-qualified directors’ plan, 80,000 of which were exercisable.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

A summary of our option activity for the three and six months ended June 30, 2013 and 2012 follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2013	6,618,000	$0.32	8.29 years
Forfeited or expired	(190,000)	$0.79

Outstanding at March 31, 2013	6,428,000	$0.31	8.15 years

Granted	300,000	$0.25
Forfeited or expired	(185,000)	$0.38

Outstanding at June 30, 2013	6,543,000	$0.31	7.86 years

Exercisable at June 30, 2013	6,196,334	$0.31	7.86 years

Outstanding at January 1, 2012	8,795,400	$0.33	7.74 years
Forfeited or expired	(40,000)	$0.38

Outstanding at March 31, 2012	8,755,400	$0.33	7.49 years

Forfeited or expired	(119,500)	$0.35

Outstanding at June 30, 2012	8,635,900	$0.33	7.24 years

Exercisable at June 30, 2012	7,978,000	$0.33	7.15 years

Total recognized compensation costs during the three and six months ended June 30, 2013 were approximately $8,000 and $23,000, respectively. As of June 30, 2013, there was approximately $35,000 of unrecognized compensation cost related to options expected to be recognized over a weighted-average period of 10 months. We might have recognized approximately $5,000 and $8,000, respectively, of tax benefits attributable to stock-based compensation expense recorded during the three and six months ended June 30, 2013. However, this potential benefit was fully offset by our valuation allowance due to the aforementioned significant uncertainty of future realization. The total fair value of options vested during the three and six months ended June 30, 2013 was approximately $20,000 and $30,000, respectively.

The following table lists the assumptions utilized in applying the Black-Scholes valuation model for options and warrants.

	Six months ended June 30,
	2013	2012

Expected volatility	160%	160%
Expected life (in years) of options	3	*
Expected life (in years) of warrants	2-3	3
Risk-free interest rate range, options	0.66%	*
Risk-free interest rate range, warrants	0.23-0.74%	0.57%
Expected dividend yield	0%	0%

*	None were granted during the period.

NOTE 8 – INCOME TAXES

We are subject to the income tax jurisdictions of the U.S. and multiple state tax jurisdictions. Our provisions for income taxes for the three and six months ended June 30, 2013 and 2012, consist solely of certain state taxes.

At June 30, 2013, we have federal net operating loss carryforwards of approximately $35.5 million, the deductibility of $29.1 million of which is available but subject to limitations under Section 382 of the Internal Revenue Code. Approximately $361,000 of any net operating losses prior to the January 2009 ownership change (“the earlier change”) can be used to offset taxable income annually. In addition, we can offset our taxable income each year by approximately $274,000 of the net operating losses which incurred between the earlier change and the August 2011 ownership change. We estimate that 59.6% of the $29.1 million pre-change losses will expire and be unavailable to offset our future taxable income.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Management has evaluated our tax positions taken or to be taken on income tax returns that remain subject to examination (i.e., tax years 2009 and thereafter, federally, and earlier for certain other jurisdictions), and has concluded that there are no uncertain tax positions, as defined in generally accepted accounting principles, that require recognition or disclosure in the consolidated financial statements.

NOTE 9 – PER SHARE DATA

For the periods presented, the following table sets forth the computation of basic and diluted (loss) earnings per share attributable to common stockholders (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income attributable to common stockholders	$(1,647)	$1,607	$(3,054)	$1,687
Add impact of assumed conversions:
Interest on convertible debts	—	231	—	223

Net income (loss) attributable to common stockholders after assumed conversions	(1,647)	$1,838	(3,054)	$1,910
Denominator:
Weighted average common shares – basic	61,102	59,252	60,427	59,252

Effect of dilutive securities:	n/a		n/a
Series C convertible preferred stock		3,300		3,300
Series D convertible preferred stock		5,182		6,551
Stock options		—		—
Warrants		—		—
Convertible debts		20,700		12,684

Weighted average common shares – diluted		88,434		81,787

(Loss) earnings per share:
Basic	$(0.03)	$0.03	$(0.05)	$0.03

Diluted	n/a	$0.02	n/a	$0.02

NOTE 10 – SUBSEQUENT EVENTS

Other than the changes in our outstanding debt instruments described in Note 3, no events were identified that in our opinion require accounting recognition or disclosure in these financial statements, with the exception of the following:

Warrant issuance

During July 2013, we issued warrants to purchase 2.3 million common shares to three individuals in lieu of cash compensation for marketing services. The warrants expire in July 2016 and can be exercised at a price of $0.25 per share. Of the 2.3 million total issued, 2.1 million were immediately vested at issuance with the remaining vesting over the next 24 months.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws for Comprehensive Care Corporation (referred to herein as the “Company,” or “CompCare”) and its subsidiaries (collectively referred to herein as “we,” “us” or “our”). In our case, such statements include, but are not limited to, the overall performance of the healthcare market, our anticipated operating results, the success of our Pharmacy Savings Management Program, financial resources, increases in revenues, increased profitability, interest expense, growth and expansion, anticipated favorable results from legal actions, the ability to obtain new and maintain existing behavioral healthcare contracts and the profitability, if any, of such behavioral healthcare contracts. These statements are based on current expectations, estimates and projections about the industry and markets in which we operate, the customers we serve and management’s beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage healthcare operating expenses, our ability to achieve expected results from new business, the profitability of our capitated contracts, cost of care, seasonality, our ability to obtain additional financing, and other risks detailed herein and from time to time in our filings with the SEC. The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto of CompCare and subsidiaries appearing elsewhere in this report.

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

SOURCES OF REVENUE

Our revenue can be segregated into the following significant categories (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
At-risk behavioral contracts	$922	$7,490	$1,836	$14,966
Administrative services only contracts	156	853	459	1,670
At-risk pharmacy contracts	—	9,781	—	19,378

	$1,078	$18,124	$2,295	$36,014

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

Our largest costs are those of behavioral health services and pharmacy drugs that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating costs based on an increase in the number and frequency of our members seeking behavioral care services, our profitability depends on our ability to predict and effectively manage these costs in relation to the fixed premiums we receive under at-risk arrangements. Providing services on an at-risk basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to control or otherwise anticipate healthcare costs. Accrued claims payable and claims expense are our most significant critical accounting estimates. See “Critical Accounting Policies and Estimates” below.

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

We continue our efforts to expand our new Pharmacy Savings Management Program, marketed through our dedicated, wholly-owned subsidiary CompCare Pharmacy Solutions, Inc. For health plans, self insured entities, unions, and Taft-Hartley health and welfare funds, we will offer to manage on an at-risk basis prescription drug programs. Through the use of selected pharmacy benefits managers, pharmacy data analytics, and the development of cost-saving ancillary pharmacy programs, we believe we can materially reduce drug costs for our clients that utilize our program. Our marketing efforts of this program are receiving positive traction.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

RECENT DEVELOPMENTS

Pharmacy Savings Management Program; New Business

In March of 2013, we entered into an agreement with Local No. 29 of the Laborers International Union of North America to provide our Pharmacy Savings Management Program, and in May 2013, we signed a Pharmacy Savings Management agreement with Utica City (NY) School District. Both programs are scheduled to launch in January of 2014.

Contract Terminations

On July 31, 2013, our contract to provide ASO services to a health plan serving approximately 49,000 Medicare and Healthy Families program members expired without renewal. The contract accounted for 12.5%, or $0.3 million of our revenues for the six months ended June 30, 2013. The health plan had been a client since January of 2011.

Our at-risk contract with a health plan serving approximately 37,000 CHIP members is expected to expire without renewal during the third or fourth quarter of 2013 at a point yet to be chosen by the health plan. The contract accounted for 20.9%, or $0.5 million of our revenues for the six months ended June 30, 2013. The health plan has been a client since April of 2000.

Retirement of President and Appointment of Pharmacy Savings Management Program President

On April 22, 2013, we were notified by our President, Robert R. Kulbick, that he needed to retire for medical reasons effective May 1, 2013. We have named Ramon Martinez to direct our Pharmacy Savings Management Program as President of CompCare Pharmacy Solutions, Inc., our wholly-owned subsidiary dedicated to marketing our pharmacy savings program. Mr. Martinez was working with the Company on its new, innovative pharmacy savings program as a Senior Management Advisor since August 2012.

Debt Matters

See LIQUIDITY AND CAPITAL RESOURCES, below.

RESULTS OF OPERATIONS

Three months ended June 30, 2013 vs. 2012

With the expiration of our at-risk behavioral health and pharmacy contracts in Puerto Rico on December 31, 2012, which then comprised approximately 83% of the Company’s total revenue, our operating revenues have decreased significantly. Prior to December 31, 2012, anticipating this decrease, we accelerated our efforts to advance the Company’s Pharmacy Savings Management Program so that we would be prepared to commence aggressively marketing it by January 1, 2013, which we did in early January. Simultaneously, we significantly reduced salaries, decreased our work force and generally cut back expenses. To date, we have entered into two pharmacy savings management agreements, both scheduled for launch in January 2014. We are actively engaged in discussions with a number of other potential pharmacy account customers. The Company’s shift of focus away from the behavioral health/Medicare/Medicaid segments of the healthcare market to pharmacy savings market was occasioned by reason of the Company’s management’s belief that significantly greater margins, less regulation and ease of closing transactions exists in the pharmacy management sector of healthcare. The Company believes that its focus on its Pharmacy Savings Management Program, coupled with its decreased operating expenses, will give the Company the best opportunity to achieve profitability during 2014.

Revenues:

At-risk behavioral health contracts: Operating revenues from at-risk contracts decreased by 87.7%, or approximately $6.6 million, to $0.9 million for the three months ended June 30, 2013, compared to $7.5 million for the three months ended June 30, 2012. As noted above, the decrease was primarily attributable to the expiration of our Puerto Rico contract during the fourth quarter of 2012 that accounted for $4.4 million of revenue for the three months ended June 30, 2012, and the expiration of contracts in Louisiana and Michigan that generated a total of $2.1 million in revenue during the quarter ended June 30, 2012.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ASO contracts: Revenue from ASO contracts decreased by 81.7%, or approximately $0.7 million, to $0.2 million for the three months ended June 30, 2013 due primarily to the loss of a customer during the fourth quarter of 2012 that had accounted for approximately $0.4 million of business during the quarter ended June 30, 2012.

Pharmacy management contracts: Due to the expiration of our major contract in Puerto Rico, we did not generate any revenue for the three months ended June 30, 2013, as compared to $9.8 million for the same period in 2012.

Costs of revenues: Anticipating our decrease in revenue commencing January 1, 2013, we successfully decreased our costs by 95.1%, or approximately $13.0 million, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 for reasons set forth in the following three paragraphs.

Behavioral health contracts: Claims expense on at-risk contracts decreased approximately $6.0 million due to expense reductions and cost containment measures mentioned above and a reduction to claims expense of approximately $0.3 million relating to favorable claims experience from our former major Puerto Rico contract.

Pharmacy drug costs: Pharmacy costs decreased 100%, or approximately $6.2 million, due to the expiration of our Puerto Rico pharmacy contract on December 31, 2012.

Other healthcare operating costs: Other healthcare costs, attributable to servicing both at-risk contracts and ASO contracts, decreased approximately $1.2 million from approximately $1.8 million for the three months ended June 30, 2012 to approximately $0.6 million for the three months ended June 30, 2013 due primarily to reductions in salaries and benefits attributable to workforce reductions.

General and administrative expense: General and administrative expenses decreased by 33.2%, or approximately $0.7 million, to $1.5 million for the three months ended June 30, 2013 as compared to $2.2 million for the three months ended June 30, 2012, primarily consisting of a $0.3 million decrease in salaries and benefits due to workforce reductions, a $0.2 million reduction in miscellaneous fees, reduced rent expense of $0.1 million due to lease renegotiation, and a $0.1 million reduction in consulting fees due to less usage. As a percentage of total operating revenue, general and administrative expense increased to 137.9% for the three months ended June 30, 2013, compared to 12.3% for the three months ended June 30, 2012, due to significantly lower operating revenue.

Interest expense. Interest expense, excluding amortization of debt discount, increased by 26.5%, or approximately $0.1 million for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012 due to an increase in the effective interest rate on debt for the three months ended June 30, 2013, to approximately 21.4% from 16.7% for the same period in 2012, net of the effect of a small decline in the weighted average amount of debt outstanding to $9.2 million from $9.3 million for the three months ended June 30, 2013, vs. 2012 . The increase in the effective interest rate is attributable to the inclusion in interest expense of a pro-rata share of origination and other closing related fees from the six-month senior secured credit facility that began May 3, 2013.

Six months ended June 30, 2013 vs. 2012

Revenues:

At-risk behavioral health contracts: Operating revenues from at-risk contracts decreased by 87.7%, or approximately $13.1 million, to $1.8 million for the six months ended June 30, 2013, compared to $15.0 million for the six months ended June 30, 2012. As noted above, the decrease was primarily attributable to the expiration of the Puerto Rico contract during the fourth quarter of 2012 that accounted for $8.7 million of revenue for the six months ended June 30, 2012, and the expiration of contracts in Louisiana and Michigan that generated a total of $4.2 million in revenue during the six months ended June 30, 2012.

ASO contracts: Revenue from ASO contracts decreased by 72.5%, or approximately $1.2 million, to $0.5 million for the six months ended June 30, 2013 due primarily to the loss of a customer during the fourth quarter of 2012 that had accounted for $0.9 million of business during the same period ended June 30, 2012.

Pharmacy management contracts: Due to the expiration of our major contract in Puerto Rico, we did not generate any revenue for the six months ended June 30, 2013, as compared to $19.4 million for the same period in 2012.

Costs of revenues: Anticipating our decrease in revenue commencing January 1, 2013, we successfully decreased our costs by 95.2%, or approximately $28.9 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 for reasons set forth in the following three paragraphs.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Behavioral health contracts: Claims expense on at-risk contracts decreased by 99.1%, or approximately $11.0 million, to $0.1 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 due to expense reductions and cost containment measures mentioned above and a reduction to claims expense of approximately $1.0 million relating to favorable claims experience from our former major Puerto Rico contract.

Pharmacy drug costs: Pharmacy costs decreased 100%, or approximately $15.9 million, due to the expiration of our Puerto Rico pharmacy contract on December 31, 2012.

Other healthcare operating costs: Other healthcare costs, attributable to servicing both at-risk contracts and ASO contracts, decreased approximately 63.9%, or $2.4 million, from approximately $3.8 million for the six months ended June 30, 2012 to approximately $1.4 million for the six months ended June 30, 2013. The reduction is primarily due to a $1.5 million decrease in salaries and benefits due to workforce reductions, a $0.4 million reduction in purchased services, and a $0.2 million decrease in medical director and case review fees.

General and administrative expense: General and administrative expenses decreased by 33.7%, or approximately $1.5 million (after excluding a $1.6 million adjustment of legal expense for the six months ended June 30, 2012), to $2.9 million for the six months ended June 30, 2013 as compared to $4.3 million for the six months ended June 30, 2012 due primarily to a $0.7 million decrease in salaries and benefits due to workforce reductions, a $0.2 million reduction in miscellaneous fees, and a $0.2 million reduction in rent expense as a result of lease renegotiation. As a percentage of total operating revenue, general and administrative expense increased to 125.4% for the six months ended June 30, 2013, compared to 12.1% for the six months ended June 30, 2012, due to significantly lower operating revenue.

Interest expense: Interest expense, excluding amortization of debt discount, increased by 11.6%, or approximately $88,000, for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 due to an increase in the effective interest rate on debt for the six months ended June 30, 2013, to approximately 18.3% from 16.2% for the same period in 2012. It is also affected by an increase in the weighted average amount of debt outstanding to $9.2 million for the six months ended June 30, 2013 from $9.3 million for the comparable prior period. The increase in the effective interest rate is attributable to the inclusion in interest expense of a pro-rata share of origination and other closing related fees from the six-month senior secured credit facility that began May 3, 2013.

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

We believe our accounting policies specific to our revenue recognition, accrued claims payable, premium deficiencies and claims expense, and income taxes are critical to the preparation of our consolidated financial statements.

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

Whenever we believe it is probable that a future loss will be incurred under a managed care contract based on an expected premium deficiency and we are unable to cancel our obligation or renegotiate the contract, we record a loss in the amount of the expected future losses. We perform our loss accrual analysis on a contract-by-contract basis by taking into consideration various factors such as future contractual revenue, estimated future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The estimated future healthcare and maintenance costs are based on historical trends and expected future cost increases. Our analysis at June 30, 2013 did not identify any loss contracts.

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

The accrued claims payable ranges were between $11.6 and $11.7 million at June 30, 2013 and between $12.9 and $13.1 million at December 31, 2012. Based on the information available, we determined our best estimate of the accrued claims liability to be $11.7 million at June 30, 2013 and $13.1 million at December 31, 2012. Our accrued claims liability at June 30, 2013 and December 31, 2012 includes approximately $9.7 million and $9.8 million, respectively, of submitted and approved but unpaid claims and $1.9 million and $3.3 million for IBNR claims, respectively. A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at June 30, 2013 could increase our claims expense by approximately $23,000. Actual claims incurred could differ from estimated claims accrued.

Income taxes. Computing our provision for income taxes involves significant judgment and estimates particularly in relation to the realization of deferred tax assets from net operating loss carryforwards, uncertain income tax positions, and in estimating the probable annual effective income tax rates for interim financial reporting periods.

At June 30, 2013, we have federal net operating loss carryforwards of approximately $35.5 million, the deductibility of $29.1 million of which is presently limited under Section 382 of the Internal Revenue Code to approximately $361,000 annually due to recent changes in control of the Company. We are particularly vulnerable to additional changes in control in the near term due to probable future equity dilution or possible takeover resulting in further loss of our ability to utilize the remaining carryforwards pursuant to Section 382. In addition, as of June 30,

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

2013, the Company continues to be in a deficit position. Based on this evidence, and the uncertainty as to our ability to continue as a going concern, we concluded that at this time, it is likely that the Company’s deferred tax assets, which relate primarily to the federal net operating losses, will not be realizable within the carryforward period. Accordingly, the Company continues to maintain an effective 100% valuation allowance against the balance of these deferred tax assets at this time. Our judgments regarding future taxable income may change due to many factors, including changes in operating results from changing economic or market conditions, or changes in tax laws, operating results or other factors.

RECENT ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements have been issued that are not yet effective and that have not been early adopted that, in our opinion, have a significant effect on our consolidated financial statements in future periods.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had a working capital deficiency of approximately $25.3 million and a stockholders’ equity deficiency of approximately $25.2 million resulting from a history of operating losses. We were unable to repay our 14% senior promissory notes in the amount of approximately $1.8 million on the maturity date of April 15, 2013. However, as of June 30, 2013, we have executed agreements to extend the maturity date for approximately $1.7 million of the notes to April 15, 2014. We are currently in discussions with the holders of the remaining senior notes and do not anticipate difficulty in completing extension agreements. In addition, we were not able to repay a $1 million loan due May 8, 2013. As of August 14, 2013, past due principal and interest totaled approximately $6.7 million, of which $4.8 million was owed to a related party who had not provided the Company with formal notice of default.

Our ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth in the following paragraphs, and is subject to significant uncertainty. In their report on our most recent audited financial statements as of and for the year ended December 31, 2012, our independent auditors expressed substantial doubt as to our ability to continue as a going concern. Except for its consideration in establishing our valuation allowance for deferred tax assets, and an impairment write-down of goodwill taken in 2012, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Revolving Credit Facility Agreement

On May 3, 2013, we entered into a Senior Secured Revolving Credit Facility Agreement that will allow us to borrow up to $5,000,000 to fund our general working capital needs. On the closing date, our current maximum allowable amount to borrow was $1,000,000. Increased borrowing amounts above the $1 million are subject to the sole and absolute discretion of the lender. Our initial $1,000,000 draw on the credit facility less transaction expenses of approximately $116,000 occurred May 3, 2013. As of August 8, 2013, our current outstanding balance on the credit facility is approximately $800,000 and there is currently no availability to draw additional funds on the credit facility. The credit facility is guaranteed by the current and future assets of CompCare and its subsidiaries, with the exception of our Puerto Rico subsidiary. Borrowings under the credit facility will bear interest at 12%, payable weekly. The credit facility will mature on November 3, 2013, at which time we may request an extension of the maturity date for an additional six-month period provided that we are not in default in any respect, which, however, may be accepted or rejected by the lender in its sole discretion.

The credit facility agreement contains financial covenants such as, but not limited to, minimum revenues, positive earnings before interest, tax, depreciation and amortization expenses, and loan-to-value ratio. The agreement also specifies events of default and related remedies, including acceleration and increased interest rates following an event of default. In the event of a default by the Company, the lender may convert all or any portion of the outstanding principal, accrued but unpaid interest and other sums payable under the note into shares of our common

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

stock at a price equal to (i) the amount to be converted, divided by (ii) 85% of the lowest daily volume weighted average price of our common stock during the five business days immediately prior to the conversion date. The note or any portion thereof may also be converted in a likewise manner with the consent of the Company. As consideration for investment banking and advisory services provided to us by the lender, we issued 1,470,588 shares of our common stock to the lender as a fee, which in accordance with the terms of the Agreement, was equivalent to $125,000.

Debt Modifications

On May 21 and June 18, 2013, we reached agreement with five holders of our senior promissory notes aggregating approximately $0.4 million of principal to extend the maturity date of the notes from April 15, 2013 to April 15, 2014. In connection with the renewals we issued a total of 194,688 shares of our common stock to the holders as partial payment of interest and fees owed as of April 15, 2013.

On May 13, 2013, we executed an agreement with a holder of approximately $1.3 million of our senior promissory notes to extend the maturity date of the notes from April 15, 2013 to April 15, 2014. We also agreed to extend the term of approximately 5.2 million warrants that had been issued at the time the notes were issued in April 2010 for an additional two years, such that the warrants will now expire in 2017. In conjunction with the renewal, we issued 774,391 shares of our common stock to the lender relating to 50% of the interest and fees owed as of April 15, 2013.

On March 15, 2013, we executed an agreement with a creditor to modify the terms of a previously matured but unpaid promissory note in the amount of $1.4 million. Under the modified terms of the note, the maturity date was extended from February 28, 2013 to January 31, 2014 and the conversion price at which the note may be converted into our common stock was reduced to $0.125 from $0.25. In addition, the exercise price of a warrant to purchase our common stock issued in conjunction with the note was reset from $0.44 to $0.22. We also assigned a customer receivable (see Note 2 “Accounts Receivable”) and a potential arbitration recovery to the creditor as a source of future repayment of a second loan from the creditor in the amount of $625,000 that matured May 14, 2013 and a $75,000 loan from an individual related to the creditor, also due on May 14, 2013. By agreement with the creditor on May 8, 2013, the maturity date of the $625,000 loan was extended to July 15, 2013 and the conversion price at which the note may be converted into our common stock was reduced to $0.125 from $0.25. Additionally, the exercise price of a warrant to purchase our common stock issued in conjunction with the note was decreased from $0.44 to $0.22. The note was not repaid on its July 15, 2013 due date and is currently the subject of ongoing resolution negotiations. The $75,000 loan from the individual related to the creditor was repaid on May 6, 2013.

Need for Additional Financing

Our existing capital may not be sufficient to meet our cash needs. We expect that with:

i. our new Senior Secured Revolving Credit Facility;

ii. existing customer contracts;

iii. collection of receivables;

iv. extension of vendor payments;

v. the addition of significant new pharmacy management contracts that we have reason to believe will be obtained through:

(a)	the expansion of our pharmacy management sales force;

(b)	the signing of an agreement with a national leader in pharmacy benefit management;

(c)	the integration of care management and wellness programs;

(d)	our ability to commit to saving our clients substantial sums of money on their pharmacy expenses, backed by a performance bond to be issued by a surety company;

(e)	our CEO joining the Board of Directors of “America’s Agenda: Health Care for All,”

that the Company will have the best opportunity to sustain and grow current operations over the near term. We continue to look at various alternative sources of financing if operations cannot support our ongoing plan. Nevertheless, there can be no assurance that we will be able to achieve the growth expected from all or some of the above factors, nor find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve or sustain profitable operations and positive operating cash flows in the near term. While management believes that our current cash position will likely be sufficient to meet our current levels of operations in the short term, our ability to achieve our business objectives and continue as a going concern for a reasonable period of time may be dependent upon the success of our plans to obtain sufficient debt or equity financing, and, ultimately, to achieve profitable operations and positive cash flows from operations during 2013.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

Our primary internal source of liquidity on an on-going basis has been from operations, which consists of the monthly capitation payments we receive from our clients for providing managed care services. Based on historical experience, there is a high degree of certainty with respect to the reliability and timing of these payments from continuing contracts. However, the commencement of new contracts or the expiration of existing contracts, such as our major Puerto Rico contract that ended December 31, 2012, may cause our operational cash flow to vary significantly from period to period, which would require us to seek external sources of liquidity.

Our external sources of liquid funds consist primarily of the use of debt and equity instruments. Our ability to continue to borrow funds on a secured or unsecured basis cannot be predicted, nor can our ability to sell shares of our common stock in private placement offerings. With the exception of contracted maturities of debt, there are no other future liquidity demands due to known commitments or events. We do not have any off-balance sheet financing arrangements. The duration of our borrowings has typically ranged from one week to three years, with stated interest rates ranging from 7% to 24%. Certain of the loans have contained features such as the ability to convert all or a portion of the loan into our common stock, or have had a detachable warrant for the future purchase of our common stock typically issued in conjunction with the loan, or both.

As evident in our statement of cash flows, during the six months ended June 30, 2013, our cash balance increased by $325,000 due primarily to collections of receivables, receipts from our revolving credit facility, from cost reduction initiatives or otherwise managing our cash outflows related to our costs, and from delaying payments to providers and other creditors, sometimes causing defaults in our obligation and sometimes negotiating successfully for extended terms. We also repaid existing debt, including certain capitalized leases, to the extent of $574,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item.

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

(1)

We initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce CompCare to enter into the contract but also found that Mr. Katzman was not entitled to damages. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.9 million. The Company appealed the lower court’s decision and posted a collateralized appeal bond for approximately $1.9 million. On February 14, 2013, the 11th Circuit Court of Appeals of the State of Florida reversed the lower court’s judgment which was in favor of Katzman. The decision of the appellate court also reverses the lower court’s award of attorney’s fees previously awarded to Katzman. As a result of the Court of Appeals reversal, the Company’s need to maintain appellate bonds in the aggregate amount of $1.9 million has been eliminated. The appellate court also taxed appellate costs in favor of CompCare against Katzman in the amount of $76,554. In addition, the Company holds a judgment against Katzman for approximately $1.3 million. The Company intends to pursue collection of this judgment.

(2)	On March 2, 2012, a former health plan client in Missouri instituted an arbitration proceeding against us relating to allegations that we breached our obligation to pay claims submitted to us for payment. The amount demanded is approximately $2 million. We have filed a counter claim for breach of contract and tortious interference in an amount between $500,000 and $1 million. The parties have now completed document production. We intend to vigorously defend against the claims asserted in the arbitration demand.

(3)

On February 7, 2011, a health care provider, Oceans Healthcare, LLC, filed suit in the 19th Judicial District Court for the state of Louisiana claiming breach of contract in that we failed to pay claims submitted to us for payment. On January 14, 2013, the Court granted a motion to add six additional plaintiffs to the Oceans suit. The parties are demanding in excess of $2 million. The litigation is currently in the discovery stage. We intend to vigorously defend against the litigation.

(4)	On May 30, 2013, a former health plan client in Michigan instituted an arbitration proceeding against us relating to its allegations that we breached our obligation to pay claims submitted to us for payment. The amount demanded is in excess of $5 million. The parties are in the process of selecting an arbitrator to hear the dispute. We intend to vigorously defend against the claims asserted in the arbitration demand.

(5)	On August 10, 2012, we filed an arbitration demand against a former client in Puerto Rico. The Company believes that it is owed approximately $2.0 million. A hearing date is currently scheduled in October 2013.

Management believes that the Company has made adequate provision for any estimated probable losses, including legal defense costs, from the litigation described above.

ITEM 1A. RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012, have not changed materially.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period May 21, 2013 through August 14, 2013, we issued shares of common stock and warrants to purchase shares of our common stock in private placements not involving a public offering as follows:

•

On May 31, 2013, we issued an aggregate of 958,547 shares of our common stock as payment of $95,855 of past due interest and amendment fees to three holders of our senior promissory notes who had agreed to renew their notes for an additional year.

•	On June 3, 2013, we issued 100,000 shares of our common stock to a vendor in exchange for website design and maintenance services valued at $6,800.

•

On June 25, 2013, we issued a warrant to purchase 10,000 shares of our common stock to a vendor. The warrant, which expires June 2016, was vested in full at issuance and can be exercised at a price of $0.25 per share.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

•

On June 26, 2013, we issued an aggregate of 10,531 shares of our common stock as payment of $1,053 of past due interest to two holders of our senior promissory notes who had agreed to renew their notes for an additional year.

•

On July 15, 2013, we issued two warrants that may be used to purchase a total of 2,000,000 shares of our common stock. The warrants were issued to two consultants in lieu of cash compensation for marketing services. The warrants, which expire in July 2016, were vested in full at issuance and can be exercised at a price of $0.25 per share.

•

On July 25, 2013, we issued a three year warrant to purchase 300,000 shares of our common stock at an exercise price of $0.25 to a consultant in lieu of cash compensation for marketing services. One-third of the shares obtainable with the warrant vested at issuance. The remaining shares vest evenly at 12 and 24 months after the issuance date.

•

On July 26, we issued 571,400 shares of our common stock to an individual and two companies as payment of $60,000 of fees related to the Senior Secured Revolving Credit Facility, under which we borrowed $1 million on May 3, 2013.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of August 14, 2013, past due principal and interest totaled approximately $6.7 million, of which $4.8 million was owed to a related party who had not provided the Company with formal notice of default. We are currently in negotiations with certain of the holders to resolve the payment defaults.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

4.25	Loan Extension Agreement dated May 8, 2013 between the Company and Sherfam, Inc., incorporated by reference to Exhibit 4.25 to our Quarterly Report on Form 10-Q dated March 31, 2013 and filed May 20, 2013.

4.26	Second Note Modification Agreement dated May 13, 2013 between the Company and Lloyd I. Miller, incorporated by reference to Exhibit 4.26 to our Quarterly Report on Form 10-Q dated March 31, 2013 and filed May 20, 2013.

4.27	Revolving Convertible Promissory Note dated May 3, 2013 between the Company and TCA Global Credit Master Fund, LP, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 3, 2013 and filed May 9, 2013.

10.20	Senior Secured Revolving Credit Facility Agreement dated March 31, 2013 between the Company and TCA Global Credit Master Fund, LP, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 3, 2013 and filed May 9, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Comprehensive Care Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

COMPREHENSIVE CARE CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPREHENSIVE CARE CORPORATION

August 14, 2013

	By	/s/ CLARK A. MARCUS
Clark A. Marcus
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By	/s/ ROBERT J. LANDIS
Robert J. Landis
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)