Form 10-K
period 2014-12-31
Advanzeon Solutions, Inc.
filed 2018-05-18
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal years ended December 31, 2014 & 2013

☐  Transition report under section 13 or 15(d) of the Securities Act of 1934.

For the Transition period from ________ to ______.

Commission File Number: 1-9927

ADVANZEON SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-2594724
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2901 W. Busch Blvd. Suite 701 Tampa, FL	33618
(Address of Principal Executive Offices)	(Zip Code)

813-517-8484

(Registrant’s telephone number including area code)

Securities to be registered pursuant to Section 12(b) of the Exchange Act:

Securities registered or to be registered pursuant to Section 12(g) of the Exchange Act:

(Title of class)

Common Stock, Par Value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

As of May 4, 2018, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was $3,312,768 based on the latest transaction price as reported on the OTC Bulletin Board on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant’s common stock outstanding on May 4, 2018 was 63,063,685.

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

OVERVIEW

Fiscal year 2013

GENERAL

Established in 1969, Advanzeon Solutions, Inc., (formerly Comprehensive Care Corp.) (“Advanzeon”, “we” or the “Company”),through its wholly-owned subsidiary Comprehensive Behavioral Care, Inc., and its wholly-owned subsidiaries provided managed care services in the behavioral health and substance abuse fields. We primarily offered these services to commercial, Medicare, Medicaid, Children’s Health Insurance Program (“CHIP”) health plans, as well as self-insured companies. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts.

The behavioral health and substance abuse services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), and inpatient and crisis intervention services. In 2013, we had a network of approximately 60,000 contracted providers in the following areas: psychiatrists, psychologists, therapists, other licensed healthcare professionals, psychiatric hospitals, general medical facilities with psychiatric beds, residential treatment centers and other treatment facilities.

In 1999 we were awarded our first National Committee for Quality Assurance (“NCQA”) accreditation.

MARKET OPPORTUNITIES

Advanzeon markets to regional health plans that do not have their own behavioral health network. These health plans will often contract with a managed behavioral healthcare organization (“MBHO”) to obtain access to behavioral healthcare professionals, claims processing, case management, better-integrated behavioral healthcare, and in some cases pharmacy management services. The health plans typically engage an MBHO like Advanzeon on a fixed fee paid on a per-member-per-month (“PMPM”) basis. Often, the PMPM will include the costs of care, which are the costs paid out to the providers and for pharmaceuticals, if applicable. Such an arrangement is known as an at-risk contract and the MBHO bears the risk/reward of the costs associated with higher or lower utilization of care. If the PMPM excludes the cost of care, the MBHO is essentially providing administrative services only (“ASO”). In such a case, the MBHO is not at risk of over/under utilization.

In fiscal year 2013, through our primary operating subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”) and its subsidiaries, we provide managed behavioral healthcare, and substance abuse. Additionally, CBC provided analytic services for its health plan customers and self-insured companies to integrate medical claims data into actionable information so patient care can be coordinated cost effectively. We coordinate and manage the delivery of our services and products to:

●	commercial members;

●	Medicare members;

●	Medicaid members; and

●	CHIP member.

We provided services primarily through a network of contracted providers that includes:

●	psychiatrists;

●	psychologists;

●	therapists;

●	other licensed healthcare professionals;

●	psychiatric hospitals;

●	general medical facilities with psychiatric beds;

●	residential treatment centers; and

●	other treatment facilities.

The services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient programs and crisis intervention services. We do not directly provide treatment or own any treatment facilities.

We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse, services to our clients’ members. Our arrangements with our clients fall into two broad categories:

●    at-risk arrangements where our clients pay us a fixed fee per member in exchange for our assumption of the financial risk of providing services; and

●    Administrative Service Only or ASO arrangements where we manage behavioral healthcare programs or perform various managed care services, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs.

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

Our largest expense is the cost of the behavioral health services that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating costs based primarily on an increase in the number and frequency of our members seeking behavioral care services, but also inflationary factors, our profitability depends on our ability to predict and effectively manage healthcare operating costs in relation to the fixed premiums we receive under capitation arrangements. Providing services on an at-risk basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to control or otherwise anticipate healthcare costs. Accrued claims payable and claims expense were our most significant critical accounting estimates.

We manage programs through which services are provided to recipients in eight] states. Our objective is to provide easily accessible, high quality behavioral healthcare and pharmacy services and products and to manage costs through measures such as the monitoring of hospital inpatient admissions, review of authorizations for various types of outpatient therapy and effective management of prescription drugs. Our goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.

Our programs and services include:

●     fully integrated behavioral healthcare services;

●     analytic services for medical claims for medical integration of behavioral and medical care coordination;

●     case management/utilization review services;

●     administrative services management;

●     preferred provider network development;

●     management and physician advisor reviews; and

●     overall care management services.

SOURCES OF REVENUE

During our fiscal year ended December 31, 2013, the majority of our revenue was earned from at-risk contracts pursuant to which we provide managed behavioral healthcare and substance abuse to recipients, primarily through subcontracts with health plans that have historically outsourced these functions to MBHOs like us. In exchange for arranging behavioral health and substance abuse services, we generally receive a negotiated amount on a per-member per-month, or capitated, basis in exchange for providing these services. We then contract directly with behavioral healthcare providers that receive discounted fees at predetermined per-service, per-case or per-diem rates. During the latter part of 2013, we conducted a review of CBC’s operations and determined that we would not continue with the business. On December 30, 2013, we sold CBC which operated our ASO and at-risk contracts, see Note 11 of the Notes to the Consolidated Financial Statements.

Under at-risk behavioral contracts, our profit is a function of utilization and the amount of claims payments made to our network providers. We performed periodic reviews of our current client contracts to determine profitability. In the event a contract is not profitable, we may seek to revise the terms of the contract or to terminate the agreement in accordance with its terms.

During 2013, we provided services under at-risk arrangements for Medicare and commercial patients in 6 states. Such services generated approximately 87% of our managed care operating revenue.

Our Medicare, Medicaid and CHIP contracts were subject to agreements with our health plan clients whose contracts with the various governmental agencies may be subject to renegotiation at the election of the specific agency.

Under our at-risk contracts, we assume the financial risk for the costs of member behavioral healthcare services in exchange for a fixed, per member per month fee. Under our ASO contracts, we may manage behavioral healthcare programs or perform various managed care functions, such as clinical care management, provider network development and claims processing without assuming financial risk for member behavioral healthcare costs.

MARKETING AND SALES

Our marketing and sales efforts are led by our management team. In addition, we utilized consultants for direct sales to commercial, Medicare Medicaid, and CHIP health plans, as well as self-insured companies and unions.

PROVIDER NETWORK

As of December 31, 2013, we had approximately 60,000 behavioral healthcare practitioners in our network located in 47 states. As a result of selling CBC, we had no provider network in 2014. However, as part of the sale of CBC, the Company has the ability to lease the network at a future date.

Our managed behavioral healthcare services are provided by contracted providers, including behavioral healthcare professionals and facilities. Our behavioral healthcare professionals included a variety of specialized behavioral healthcare personnel, such as:

●           psychiatrists;

●           psychologists;

●           therapists;

●           licensed clinical social workers;

●           substance abuse counselors; and

●           other licensed healthcare professionals.

The facilities we provide our services to include:

●           psychiatric hospitals;

●           general medical facilities with psychiatric beds;

●           residential treatment facilities; and

●           other treatment facilities.

Outpatient providers include both individual practitioners, as well as individuals who are members of group practices or other licensed centers or programs. Outpatient providers typically enter into contracts with us under whom they are generally paid on a discounted fee-for-service basis.

Our provider network also included contractual arrangements with intensive outpatient facilities, partial hospitalization facilities, community health centers, and other community-based facilities. Our contracts with facilities were on a per diem or discounted fee-for-service basis and, in some cases, on a “case rate” basis, whereby a fixed amount is paid irrespective of the amount of services provided. To help ensure quality of care, we credential and re-credential all professional providers with whom we contract in accordance with standards of the NCQA. After we sold CBC in December 2013, we no longer maintained a provider network in 2014.

COMPETITION

The behavioral healthcare industry is very competitive and provides products and services that are price sensitive. Competitors include independent MBHOs as well as health plans and insurers with internal behavioral health units or subsidiaries. Many of these competitors have revenues, financial resources, and membership bases that are substantially larger than ours. The extent of competition results in significant pricing pressures which limits our revenue growth.

EFFECTS OF INFLATION AND CHANGES IN INTEREST RATES

Our business operations were subject to the effects of inflation, particularly as to the types of healthcare costs we cover on an at risk basis. However, to minimize the effect of inflation, some of our multi-year revenue contracts contained provisions for annual rate increases that average approximately three percent per year. Our largest expense, the cost of care provided by our contracted providers, is frequently tied to standard Medicaid, CHIP, and Medicare reimbursement rates set by governmental entities. To the extent these standard rates are increased periodically to reflect the effects of inflation, we may be adversely affected by rising prices, absent a sufficient compensating increase in our revenues from our customers. Although currently, all our debt instruments bear fixed interest rates, we have historically funded our operations with increased borrowings annually, often at higher than market interest rates as a result of our currently weak financial condition, cash flows and operating results, and, thus, unless we are successful in raising sufficient additional equity capital, we may be subject to the effects of changing interest rates.

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

GOVERNMENT REGULATION

We are subject to extensive and evolving state and federal regulations relating to the nation’s mental health system, as well as changes in Medicaid and Medicare reimbursement that could have an effect on our profitability. These regulations range from licensure and compliance with regulations related to insurance companies and other risk-assuming entities, to licensure and compliance with regulations related to healthcare providers. These laws and regulations may vary considerably between states. As a result, we may be subject to the specific regulatory approach adopted by each state for regulation of managed care companies and for providers of behavioral healthcare treatment services. As of November 31, 2013, we held licenses or certificates to perform utilization review and/or third party administrator (“TPA”) services in:

●	California;

●	Connecticut;

●	Florida;

●	Louisiana;

●	Michigan;

●	Missouri;

●	Pennsylvania; and

●	Texas.

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

NCQA accreditation was required by several of our client contracts and is frequently an important consideration to our prospective clients. We believe our NCQA accreditation is beneficial to our clients and their members we serve. After the sale of CBC, we no longer needed to maintain such accreditation.

MANAGEMENT INFORMATION SYSTEMS

All of our health plan information technology and systems operate on a single platform. This approach avoids the costs associated with maintaining multiple systems and improves productivity. The open architecture of the systems gives us the ability to transfer data from other systems thereby facilitating the integration of new health plan business. We use our information system for claims processing, utilization management, reporting, cost trending, planning, and analysis. The system also supports member and provider service functions, including:

●	enrollment;

●	member eligibility verification;

●	provider rosters;

●	claims status inquiries; and

●	referrals and authorizations.

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

We significantly enhanced our network by installing a storage area network and virtualizing our computer servers. This implementation brought in the current best practices approach and permitted a major overhaul of our information technology infrastructure. The technology centralizes storage management, increases the utilization of equipment, improves redundancy of the servers, reduces the overall hardware requirements, and facilitates growth, while driving down the total cost of ownership.

Fiscal year 2014

In January of 2014, we changed our name to Advanzeon Solutions, Inc.

During the fiscal year ended December 31, 2014, the fee we received from CBC was our only source of revenue. In January 2014, we entered into an agreement with CBC whereby we provided software and managerial oversight and facilities to CBC staff for the contracts held by CBC. Our only business in 2014 was servicing ASO contract for CBC.

	2014	2013

At-risk contracts	$—	$766,116

Administrative services only contracts	535,863	2,415,673

Total	$535,863	$3,181,789

ADMINISTRATION AND EMPLOYEES

Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and member service functions. Provider management, account management, and certain clinical and utilization management functions are also performed by employees located in Michigan. As of December 31, 2013, we employed 15 full-time employees and one consultant for our day to day operation. As of December 31, 2014, we employed 2 full time employees. We also oversaw the operations of 13 full time CBC employees.

AVAILABLE INFORMATION

Our investors’ website can be found at www.advanzeonshareholders.com. We make available free of charge, through a link to the SEC internet site, our annual, quarterly, and current reports, and any amendments to these reports, as well as any beneficial ownership reports of officers and directors filed electronically on Forms 3, 4, and 5. Information contained on our website or linked through our website is not part of this Annual Report on Form 10-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

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

In addition, you may request a copy of the foregoing charters at no cost by writing us at the following address or telephoning us at the following telephone number:

Advanzeon Solutions, Inc.

P.O. Box 271485

Tampa, FL 33688

Attention: Investor Relations

Tel: (813) 517-8484

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

We are required to hold licenses or certificates to perform utilization review and/or TPA services in California, Connecticut, Florida, Louisiana, Missouri, Pennsylvania, and Texas. Additional utilization review or TPA licenses may be required in the future, and we may not qualify to obtain new licenses or renew existing licenses. In many states in which we provide services, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, we have not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, our business could be materially affected until such time, if any, as we are able to meet the regulatory requirements, if at all. Additionally, some states may decide to contract directly with enterprises such as ours for managed behavioral healthcare services, in which case they may also require us to meet or exceed regulatory net worth requirements that we may not readily be able to meet. Currently, we cannot quantify the potential effects of additional regulation, if any, of the managed care industry.

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

At December 31, 2014, all of our business was attributable to health plans serving Medicare, Medicaid, and CHIP members. We are unable to predict the impact on our operations of future regulations or legislation affecting these programs, or the healthcare industry in general, and future regulations or legislation may have a material adverse effect on us. Moreover, any reduction in government spending for such programs may also have a material adverse effect.

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

We have experienced a significant decrease in operating revenues beginning January 1, 2013 due to the loss of our major contract in Puerto Rico on December 31, 2012. On December 30, 2013, we sold CBC which eliminated our revenue from at-risk contracts. The loss of these contracts and our inability to generate sufficient cash flow to meet our obligations and sustain our operations raised substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Our future is dependent on our ability to execute our business and liquidity plans successfully. If we fail to do so for any reason, this will affect our ability to continue as a going concern in which event investors could lose their entire investment in the Company. Accordingly, in their audit report dated May 10, 2018 on our consolidated financial statements contained herein, our auditors expressed substantial doubt as to our ability to continue as a going concern. In addition, the auditors in their Report cited their inability to obtain sufficient appropriate evidential matter with regard to a cash receipts, cash disbursements and cutoff.

Dependence on our Chief Executive Officer.

We are dependent on the services of Mr. Clark A. Marcus, our Chief Executive Officer. The loss of his services would have a material adverse effect on the performance and growth of our business for some period of time. We do not have any “Key Man” insurance for Mr. Marcus.

The sale of CBC severely decreased our revenue stream.

In December 2013, we sold CBE. CBC held all of the at-risk contracts and ASO contracts and the provider network contracts which were the extent of our business operations. This action while limiting our losses severely decreased our cash flow. As a result, we will need to obtain additional sources of revenue or obtain financing from other sources. Our ability to support our cost structure could be adversely affected.

Our existing and potential managed care clients operate in a highly competitive environment and may be subject to a higher rate of merger, acquisition, and regulation than in other industries.

Our clients may decide to manage the behavioral healthcare benefits “in-house” and, as a result, discontinue contracting with us. For example, our Puerto Rico client terminated its contract with us as of December 31, 2012 and is now managing its members’ behavioral benefit internally. The loss of this contract resulted in a decrease of approximately 83% of our revenue. Additionally, our small to medium-sized health plan clients may be acquired by larger health plans, resulting in non-renewals of our contracts.

Our inability to renew, extend or replace expiring or terminated contracts in the near term could adversely affect our liquidity, profitability and financial condition.

Many of the contracts we service could be terminated immediately either for cause or without cause by the client upon notice of a specified time (typically between 60 and 120 days). The loss of one of these contracts could materially reduce our net revenue and have a material adverse effect on our liquidity, profitability and financial condition.

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

We cannot provide assurance that our available cash will be sufficient to fund our business. We will need to seek new financing, possibly including, which cannot be assured, additional debt or equity or financing (which could dilute current stockholders’ ownership interests), we also cannot provide assurance that such additional funding will be available on acceptable terms, if at all. Failure to achieve these goals may affect our ability to continue as a going concern.

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

From time-to-time, we are subject to a variety of legal actions including provider disputes and breach of contract actions. Although we establish provisions for estimated litigation costs as we believe appropriate, we cannot provide assurance that our recorded provisions will be adequate to cover such costs. We maintain a program of insurance coverage against a broad range of risks related to our business. As part of this program of insurance, we are subject to certain deductibles and self-insured retentions. Our insurance limits or covered risks may not be sufficient to cover all judgments, settlements, or costs relating to future claims, suits or complaints. In addition, upon expiration of our insurance policies, we could find that sufficient.

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

Risks related to our common and preferred stock

Our Series C Convertible Preferred stockholders have significant rights and preferences over the holders of our common stock and may be deemed to operate as an anti-takeover device.

Our Series C Convertible Preferred stockholders are entitled to receive dividends when declared by our Board of Directors before dividends are paid on our common stock and also have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up. The aggregate amount of that senior claim is currently $2,608,500. In addition, each Series C Convertible Preferred stockholder is entitled to vote together with the holders of our common stock on an “as converted” basis, and, voting together as a separate class, all holders have the right to elect five of our nine directors to our Board of Directors. The holders by their ability to control a majority of our Directors may be deemed to be an anti-takeover device.

The holders of our Series C Convertible Preferred Stock have other rights and preferences as detailed elsewhere in this report. These rights and preferences could adversely affect our ability to finance future operations, satisfy capital needs or engage in other business activities that may be in our interest.

Our Series D Convertible Preferred stockholders have significant rights and preferences over the holders of our common stock and may be deemed to operate as an anti-takeover device.

We also have a class of convertible preferred stock, Series D, for which 7,000 shares are authorized and 250 shares have been issued. Subject to certain conditions, the shares do not vest until the tenth anniversary of the grant date of January 4, 2012, at which time the each share will be convertible into 100,000 shares of common stock. Prior to vesting and thereafter, each Series D convertible preferred share is entitled to all voting, dividend, liquidation and other rights accorded a share of Series D convertible preferred stock. If a dividend is declared on the common stock, each share of Series D stock is entitled to receive a dividend equal to 50% of the dividend declared for the common stock as if the Series D stock had been converted. Despite their nonvested status, voting rights of each share nevertheless consist of the right to cast the number of votes equal to those of 500,000 shares of common stock. Unless otherwise required by applicable law, holders of shares of Series D have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders. The holders by virtue of their superior voting rights may be deemed to operate as an anti-takeover device.

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

ITEM 2. PROPERTIES

We do not own any real property. During 2013 and the first part of 2014, we leased our Tampa corporate office and paid $218,250 in 2013 and $52,326 in 2014 in rent. In May 2014, we moved our offices to a smaller location in Tampa, Florida. The term of the lease is for 5 years beginning in May of 2014 and ending on June 30, 2019. We lease approximately 3,133 square feet. We currently pay approximately $7,697 per month. We consider the condition of our leased property to be average and adequate for our current needs. In our Tampa office we maintain clinical operations, business development, accounting, financial and regulatory reporting and other management information systems, and provider and member service functions.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party could have a material adverse effect on our business, or our future results of operations, cash flows or financial condition except as described below as of April 23, 2018:

We initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce Advanzeon to enter into the contract but also found that Mr. Katzman was not entitled to damages. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. The Company appealed the lower court’s decision and posted a collateralized appeal bond for approximately $1.3 million. On February 14, 2013, the 11th Circuit Court of Appeals of the State of Florida reversed the lower court’s judgment in favor of Katzman and remanded the case for a new trial on both liability and damages. The appellate court also taxed appellate costs in favor of Advanzeon against Katzman. The decision of the appellate court also reverses the lower court’s award of attorney’s fees previously awarded to Katzman against Advanzeon. To avoid litigating the case a second time, we began making payments in accordance with a Term Sheet. Katzman objected to the amounts we were paying monthly and filed suit in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Case No. 12-CA-2570, to find us in breach of the Term Sheet. On March 8, 2017 the Court determined that we had breached the Term Sheet and entered a Final Judgment in the amount of $866,052 bearing interest at the statutory rate. Management is in the process of securing a bond against the judgment. The case is currently on appeal in the Second District Court of Appeal, Florida, Case No. 2D17-1433. However the case remains active for execution (collection) on the judgment. Since filing the appeal the execution portion of the proceedings has been removed from the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County Florida and is now before the United States District Court, Middle District, Tampa Division, Case. No. 8:17-CV-2107-T-23AEP.

In a related matter to the Katzman litigation, on January 10, 2017, the Company brought an action against Melanie Damian et al. Case number 17-CA-00252, Thirteenth Judicial Circuit Court, Hillsborough County, FL. The Company alleges wrongful collection practices including wrongful garnishment of bank accounts.

The Company has filed a claim for money it maintains is owed by Universal Health Care Insurance Company. In re: The Receivership of Universal Health Care Insurance Company. Case number 2013-CA-00358 and Case number 2013-CA-00375 in the Second Judicial Circuit Court, Leon County, FL. The objection to the claim by the receivership was heard April 4, 2018.

In Michael Ross et.al v. Advanzeon Solutions, Inc., Plaintiff is suing the Company for money it claims is owed pursuant to a promissory note. The Company is filing a motion for summary judgment. Case Number 16-CA-005737, Thirteenth Judicial Circuit Court Hillsborough County, FL. Filed April 7, 2015.

In Advanzeon Solutions, Inc. v. Mayer Hoffman et. al.., Case Number 16-CA-005737 Thirteenth Judicial Circuit Court Hillsborough County, FL., the Company has sued Defendants for damages for breach of audit services contract. The Judge ruled in favor of Defendants motion for summary judgment, but no judgment has been entered. The Company will file for a rehearing of the summary judgment and or an appeal. Filed June 17, 2016.

In a matter entitled Pharmacy Value Management Solutions, Inc. vs Young & Son Tax and Accounting, LLC, Charles Young Sr., Charles Young Jr. and Jay Jacques, the Company brought this action for damages for among other things breach of accounting service contract, mandatory injunction, return of documents and conversion of accounting funds held in the accountants’ trust account. The case is in the initial stage. Case Number 18-CA-000960 Thirteenth Judicial Circuit, Hillsborough County, FL. Filed March 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

(a)

Market Information - Our common stock is traded on the OTCBB under the symbol CHCR. The following table sets forth the range of high and low bid quotations for the common stock, as reported by the OTCBB, for the fiscal quarters indicated. The market quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

The below quotations, as determined through a query of Yahoo Finance, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low

Year ended December 31, 2014
4th quarter, ended December 31, 2014	$0.12	$0.05
3rd quarter, ended September 30, 2014	$0.12	$0.02
2nd quarter, ended June 30, 2014	$0.06	$0.02
1st quarter, ended March 31, 2014	$0.08	$0.02

Year ended December 31, 2013
4th quarter, ended December 31, 2013	$0.13	$0.03
3rd quarter, ended September 30, 2013	$0.19	$0.09
2nd quarter, ended June 30, 2013	$0.19	$0.07
1st quarter, ended March 31, 2014	$0.02	$0.05

(b)	Holders - As of May 4, 2018, we had 520 holders of record of our common stock.

(c)	Dividends - We did not pay any cash dividends on our common stock during the years ended December 31, 2014 or 2013 and do not contemplate the initiation of payment of any cash dividends in the foreseeable future. In the event that we do pay dividends, the holders of record of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are entitled to receive such dividends in preference to the holders of our common stock, when and if declared by our Board of Directors. If declared, holders of our Series C Convertible Preferred Stock will receive dividends in an amount equal to the amount that would have been payable had the Series C Convertible Preferred Stock been converted into shares of our common stock immediately prior to the declaration of such dividend. Holders of our Series D Convertible Preferred Stock will receive dividends in an amount equal to 50% of the amount that would have been payable had the Series D Convertible Preferred Stock been converted into shares of our common stock. No dividends shall be authorized, declared, paid or set apart for payment on any class or series of our stock ranking, as to dividends, on a parity with or junior to the Series C Convertible Preferred Stock for any period unless full cumulative dividends have been, or contemporaneously are, authorized, declared, paid or set apart in trust for such payment on the Series C Convertible Preferred Stock. In addition, as long as a majority of the 10,434 shares of our Series C Convertible Preferred Stock are outstanding, we cannot declare or pay any dividend or other distribution with respect to any equity securities without the affirmative vote of holders of at least 50% of the outstanding shares of Series C Convertible Preferred Stock.

(d)	Securities Authorized for Issuance under Equity Compensation Plans - The equity compensation plan information contained in Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 30, 2013, the Company issued 325,000 shares to various individuals for consulting services performed during the period. The shares issued were valued at $0.24 per share or an aggregate price of $77,005. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the three month period ended June 30, 2013, the Company issued 1,420,588 shares to various individuals for consulting services performed during the period. The shares issued were valued at $0.07 - $0.12 per share or an aggregate price of $171,946. The Company also issued 1,119,078 shares as payments for accrued interest. The shares issued were valued at $0.10-$0.24 per share or an aggregate price of $132,219. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the three month period ended September 30, 2013, the Company issued 721,400 shares to various individuals for consulting services performed during the period. The shares issued were valued at $0.10 per share or an aggregate price of $72,140. The Company also issued 25,783 shares as payments for accrued interest. The shares issued were valued at $0.10 per share or an aggregate price of $2,578. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Based on certain representations and warranties of the purchasers in their respective subscription agreements, we relied on Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for an exemption from the registration requirements of the Securities Act for the sales and issuances described above. These shares, and the shares underlying the warrants, have not been registered under the Securities Act and may not be sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. No underwriting discounts or commissions were given or paid in connection with the sales described above. We intend to use the net proceeds from the sales and issuances described above for product and sales expansion and for working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes forward-looking statements, the realization of which may be affected by certain important factors discussed previously above under Item 1A, “Risk Factors.”

OVERVIEW

Advanzeon manages the delivery of a continuum of behavioral healthcare, substance abuse, and drug management services for commercial, Medicare, Medicaid, and CHIP members on behalf of health plans. It also provides these services to employees of self-insured companies and members of unions. Our managed care operations included at-risk contracts, administrative service agreements, and fee-for-service agreements. The customer base for our services was primarily health plans that contract with governmental entities. Our clinical services were provided by unrelated contracted providers on a fee for service or subcontracted basis. In December 2013, we sold our wholly owned subsidiary, Comprehensive Behavioral Care, Inc., (“CBC”) which handled all of our at-risk contracts, ASO contracts and held the provider network contracts. In January 2014, we entered in an agreement with CBC whereby we oversaw administrative services for CBC’s contract services. We conducted no other revenue generating operations in 2014. In 2014, we continued our plan to market our Pharmacy Savings Management Program. In October 2013, we established a wholly-owned subsidiary, Pharmacy Value Management System (“PVMS”). The purpose of PVMS was to act as a strategic partner to Pharmacy Benefit Mangers (“PBM”) PVMS would contract with health plans, self-insured entities, unions and Taft-Hartley health and welfare funds whereby we would offer to manage on an at-risk basis prescription drug programs. We would secure a bond to cover our guaranteed savings. PVMS would enter into agreements with smaller PBM’s whereby they would agree to the discounts we would provide. After working on the program for most of 2014, we determined that we did not have the financial resources to successfully implement the program. In the fourth of quarter of 2014, we began working on a business model for the virtual treatment of Obstructive Sleep Apnea or OSA.

SOURCES OF REVENUE

A quantitative summary of our revenues by source category for 2014 and 2013 follows:

	2014	2013

At-risk contracts	$—	$766,116

Administrative services only contracts	535,863	2,415,673

Total	$535,863	$3,181,789

Fiscal years ended December 31, 2013 and 2014.

Results of Operations

Revenues for the fiscal year ended December 31, 2014, were $535,863 compared to revenues of $3,181,789 for the comparable period ending December 31, 2013. At-risk contract revenue totaled $766,116 in 2013. In December 2013, we sold CBC which held all of our at-risk and ASO contracts. For the fiscal year ended December 31, 2014, all of our revenues were derived from the fee we received from CBC for servicing, on an ASO basis, their contracts which totaled $535,863. For the comparable period ending December 31, 2013, revenue from the ASO contracts totaled $460,619. The decrease in revenue is attributable to the sale of CBC in December 2013.

Selling, general and administrative expense decreased from $5,229,607 in fiscal year 2013, to $$1,399,814 in the fiscal year ending December 31, 2014. This decrease was largely due to the sale of CBC. Approximately $2.4 million of the decrease was due to the sale of CBC. Another $1.2 million in expense reduction was due to the closing of our Puerto Rico operations.

Other Income (Expense) components changed as follows:

Interest expense decreased $512,390 from $1,881,193 to $1,369,803 due primarily to reduced average balances outstanding and reduced amortization of debt discount.

Gain on sale of subsidiary was $9,270,336 and did not exist in 2014. On December 30, 2013, The Company sold its wholly-owned subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”). The sales price was $100.00 and the buyer received all of the issued and outstanding equity of CBC. As part of the transaction, the Company was entitled to receive any sums owing or payable to the Company or its subsidiaries for work or event occurring prior to the date of the sale. On January 1, 2014, the Company and CBC entered into an arrangement whereby the Company agreed to provide administrative services only for contracts held by CBC. These services consisted of the performance of clinical management, utilization management, claims administration, intensive case management, discharge planning and referral. In return CBC agreed to pay a monthly fee based on the number of employees/members covered on a client by client basis. The initial term is three years with provisions for subsequent one year renewals that has occurred every year since since commencement. Also on January 1, 2014, the Company and CBC entered into an agreement whereby the Company could lease the access to the Network Providers. The initial term was two years with provisions for subsequent one year term renewals. The Company agreed to pay a fixed rate per member, per month. See Note 11 Sale of Comprehensive Behavioral Care, Inc. for more detail.

Legal settlement was $1,185,000 in 2014 and did not exist in 2013. The Company’s subsidiary, CompCare de Puerto Rico (“Puerto Rico”) entered into an agreement with MAPRE Life Insurance Company of Puerto Rico (“MAPFRE”) whereby the Company made available to MAPFRE’s Medicare Advantage beneficiaries its network of providers for behavioral, and mental health amongst other services effective December 1, 2008. From that time until August 13, 2012, the Company claimed that overpayments for medical costs were made and requested reimbursement. An arbitration case was filed, and the parties settled on June 12, 2014 for a settlement of $1,150,000, which was received by the Company. This settlement is recorded as part of Other Income on the face of the financial statements.

Liquidity and Capital Resources

During the fiscal year ended December 31, 2013, we funded our operations from revenues and a line of credit. For the fiscal year ended December 31, 2014, we funded our operations from revenues and private borrowings. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

Short Term: We funded our operations with revenues from sales and private borrowings. We could not access commercial lines of credit during 2014.

Our customer base primarily includes regional health plans that do not have their own behavioral network. We provide services primarily through a network of contracted providers that includes:

●	psychiatrists;

●	psychologists;

●	therapists;

●	other licensed healthcare professionals;

●	psychiatric hospitals;

●	general medical facilities with psychiatric beds;

●	residential treatment centers; and

●	other treatment facilities.

The services provided through our provider network include outpatient programs (such as counseling or therapy), intermediate care programs (such as intensive outpatient programs and partial hospitalization services), inpatient programs and crisis intervention services. We do not directly provide treatment or own any treatment facility.

We typically enter into contracts on an annual basis to provide managed behavioral healthcare and substance abuse services to our customers’ members. Our arrangements with our clients fall into two broad categories:

●	At-risk arrangements under which our clients pay us a fixed fee per member in exchange for our assumption of the financial risk of providing services; and

●	ASO arrangements where we manage behavioral healthcare programs or perform various managed care services, such as clinical care management, provider network development, and claims processing without assuming financial risk for member behavioral healthcare costs.

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

During 2013, we managed programs through which services were provided to recipients in 8 states. Our objective is to provide easily accessible, high quality behavioral healthcare services and to manage costs through measures such as the monitoring of hospital inpatient admissions and the review of authorizations for various types of outpatient therapy. Our goal is to combine access to quality behavioral healthcare services with effective management controls in order to ensure the most cost-effective use of healthcare resources.

Our programs and services include:

●	management of prescription drugs on an at-risk basis for health plans, self-insured companies, and unions;

●	fully integrated behavioral healthcare and pharmacy management services;

●	analytic services for medical and pharmacy claims for medical integration of behavioral and medical care coordination;

●	case management/utilization review services;

●	administrative services management;

●	preferred provider network development;

●	management and physician advisor reviews; and

●	overall care management services.

Debt Modification

Throughout 2013 and 2014, we negotiated agreements with several creditors to modify the due dates of previously matured and unpaid promissory notes. Under the modified terms, the maturity dates for various notes were extended as follows and are now in default.

Note Amount	Original Maturity Date	New Maturity Date
$100,000	3/16/2013	3/16/2014
$1,400,000	9/16/2013	None established
$625,000	9/16/2013	None established
$37,000	5/15/2013	4/15/2014
$265,657	5/15/2013	4/15/2014
$10,375	5/15/2013	4/15/2014
$25,606	5/15/2013	4/15/2014
$58,124	5/15/2013	4/15/2014
$92,948	5/15/2013	4/15/2014
$800,940	5/15/2013	4/15/2014
$68,475	4/15/2013	4/15/2014
$5,188	4/15/2013	4/15/2014
$72,625	1/28/2014	1/15/2015
$11,309	4/15/2014	10/15/2015
$51,875	1/30/2014	2/15/2015

In June 2014, we settled an arbitration matter for $1,150,000. Of the proceeds we paid fees of $150,000 and used the remaining $1,000,000 for the repayment of a portion of our outstanding debt. See Note 12 Legal Settlement of the notes to the consolidated financial statements.

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

Revenue recognition. In 2013, the majority of our managed care activities were performed under at-risk arrangements pursuant to terms of agreements primarily with health plans to provide contracted behavioral healthcare and pharmacy management services to subscribing members. In December 2013, we sold CBC which held our at-risk agreements. For the year ended December 31, 2013 such agreements accounted for approximately 24% or $766,116 of our revenue. Revenue under these agreements is earned continuously over time regardless of services actually provided and, therefore, is recognized monthly based on the number of qualified members. The information regarding qualified members is supplied by our clients, and we review member eligibility records and other reported information to verify its accuracy and determine the amount of revenue to be recognized. The remaining balance of our revenues is earned and recognized as services are delivered on a non-risk basis. In 2014, all of our revenue was earned and recognized as services delivered on a non-risk basis.

Accrued claims payable. Claims expense, a major component of cost of revenue, is recognized in the period in which an eligible plan member actually receives services and includes a provision for claims incurred but not reported (“IBNR”). We contracted with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive the service, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of our employees, if required. If all of these requirements are met, the claim is entered into our claims system for payment.

The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims IBNR. We have used the same methodology and assumptions for estimating the IBNR portion of the accrued claims liability for the last three years ending in December 2013.

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

Accrued claims payable consists primarily of amounts established for reported claims and IBNR claims, which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving an initial range of estimates, we use an industry accepted actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. Authorization data, utilization statistics, calculated completion percentages and qualitative factors are then combined with the initial range to form the basis of management’s best estimate of the accrued claims payable balance. However, estimating IBNR claims involved a significant amount of judgment by our management.

Income taxes. Computing our provision for income taxes involves significant judgment and estimates particularly in relation to the determination of a valuation allowance for deferred tax assets (primarily from net operating loss carryforwards). See Note 14 to the consolidated financial statements. As further discussed in Item9A Controls and Procedures, during the fourth quarter of 2013, there was a departure of the entire fiscal management department including the Chief Financial Officer. As a result, management did not have access to any of the financial records of the Company. Consequently, the Company has not filed any federal, state, or local income returns since 2012. The financial statements do not reflect any fines or penalties that may result from not filing the various income tax returns.

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

Expected dividends

No dividends are expected to be paid for the expected life of the instruments; therefore, we assume a dividend rate of zero.

RECENT ACCOUNTING PRONOUNCEMENTS

No recent accounting pronouncements have been issued that are not yet effective and have not been early adopted that we believe will have a significant effect on our consolidated financial in future periods.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material exposure to changing interest rates as the interest rates on our short term and long-term debt are fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes and our investments are generally limited to cash deposits.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Our audited financial statements may be found beginning on Page 55, appearing elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 15, 2016, the Company was informed that its Independent registered public accounting firm Mayer Hoffman McCann P.C. (“MHM”) had resigned. On November 7, 2016, the Audit Committee of the Board of Directors of the Company unanimously recommended and authorized the engagement of Isdaner & Company, LLC (“Isdaner”) to serve as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the 2013, 2014 and 2015 fiscal years and to perform a review of the Company’s condensed consolidated interim financial statements for the first, second and third quarters of fiscal 2016, and to perform an audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2016. The Board of Directors unanimously accepted and approved the action of the Audit Committee. The appointment was effective November 7, 2016.

Except as cited below , no audit report of MHM on the Company’s consolidated financial statements for either of the two fiscal years ending December 31, 2012, and 2011,( which are the last fiscal years to be audited), contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Such reports were modified to raise substantial doubt about the Company’s ability to continue as a going concern.

During the last two years for which an audit report was issued, 2012 and 2011, on the Company’s consolidated financial statements preceding MHM’s resignation, there was no disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with MHM on any matter of accounting principles, financial statement or auditing scope or procedures which, if not resolved to the satisfaction of MHM, would have caused MHM to make reference to the matter in their report(s).

On December 19, 2016, the Company and Isdaner & Company, LLP (“Isdaner”) mutually agreed to terminate their relationship and the Company accepted their resignation. On the same date, the Audit Committee of the Board of Directors of the Company unanimously recommended and authorized the engagement of Louis Plung & Company, LLP (“Louis Plung”) to serve as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the 2013, 2014 and 2015 fiscal years. The appointment was effective December 19, 2016. Isdaner issued no audit report on the Company’s consolidated financial statements having only been appointed on November 7, 2016.

Prior to the engagement of Isdaner or Louis Plung neither the Company nor anyone on its behalf consulted Isdaner or Louis Plung regarding, (i) the application of accounting principles to a specific transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s consolidated financial statements and no written report or oral advice was provided by Isdaner or Louis Plung to the Company that Isdaner or Louis Plung concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)1)(iv) of Regulation S-K and related instructions) or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

During the fourth quarter of 2013, there was a departure of the entire fiscal management department including the Chief Financial Officer. As a result, management did not have access to any of the financial records of the Company and was unable to perform an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management was unable to conclude that, as of the evaluation date, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

In connection with our assessment of internal control over financial reporting, we identified a material weakness in our internal control over financial reporting relating to our accounting of December 31, 2014 and 2013.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that material misstatements of the annual or interim financial statements will not be prevented or detected. Beginning in June 2016, significant internal control, informational systems, and process improvements have been implemented in our accounting system. However, we determined that control deficiencies existed related to

●	Cash receipt process

●	Cash disbursements process

●	Financial closing process

●	Related party transactions

●	Management information systems

●	Management use of estimates

The control deficiencies did not result in a material misstatement to our consolidated financial statements in any period presented.

The material weakness in our internal control over financial reporting did adversely affect our ability to provide timely and accurate financial information.

In December 2012, we hired a financial consultant who, working with two staff members, oversaw our accounts payable and accounts receivables. This consultant then became our acting CFO during 2014 and through 2015. During this period, management did not have access to the Company’s general ledger software program.

In July, 2016, the Company retained an outside accounting firm and was eventually able to access its general ledger. The Company is in the process of completing the development of a system of internal controls covering the areas listed above.

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

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
●	provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was ineffective as of December 31, 2014 and 2013. As noted in their report, our independent auditors were unable to obtain sufficient appropriate evidential matter related to cash receipts, cash disbursements and cutoff.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors serving as of December 31, 2013 and December 31, 2014. Each director is serving a term that will expire at our next shareholder meeting. There are no family relationships among any of our directors or executive officers.

NAME	AGE	POSITION
Clark A. Marcus	75	Chairman of the Board, Chief Executive Officer and Director
Mark T. Heidt	64	President, Director
James L. Koenig	59	Chief Financial Officer; Chief Accounting Officer
Arnold B. Finestone, Ph.D.	87	Director, Audit Committee Chairman and Compensation and Stock Option Committee Member
Sharon Kay Ray	58	Director and Compensation and Stock Option Committee Member
Arthur K. Yeap	61	Director, Audit Committee Member, and Compensation and Stock Option Committee Chairman
Jairo Estrada	59	Director
Stephen M. Kreitzer	72	Director

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

ARNOLD B FINESTONE, Ph.D.

Arnold B. Finestone was appointed to our Board of Directors on January 21, 2009. He is a business management consultant and formerly served on the Board of Directors of The Amacore Group, Inc., a public company and marketer of healthcare related memberships. He has served on the Boards of public companies and start-up business ventures since 1985. From 1982 to 1985, he was President of Dartco, Inc., a subsidiary of Dart & Kraft Inc., which was engaged in marketing and manufacturing of high-performance engineering plastics for consumer, industrial, and military uses. From 1970 to 1982, he served as Executive Vice President of the Chemical–Plastics Group of Dart Industries and Dart & Kraft, Inc. From 1957 to 1970, he was Vice President and Director of Planning, Development and Marketing for Foster Grant, Inc. Dr. Finestone’s qualifications to sit on our Board of Directors include his financial expertise, which qualify him as our “Audit Committee Chairman and “financial expert,” and his extensive governance and executive experience, including executive level roles in complex organizations. In April 2018, Mr. Finestone was appointed as our Chief Financial Officer.

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

JAIRO ESTRADA

Jairo Estrada joined our Board of Directors in March 2013. Mr. Estrada is the chairman of N.S.C. of Puerto Rico, a manufacturing company serving the pharmaceutical industry. He is the former chairman of the Board of directors of Telafonas Publicas of Puerto Rico. He is also the former chairman of Choice-Tele Co. Mr. Estrada is a founder and shareholder in World Extend, an on demand enterprise application deployment system that provides high level security on client access using an external browser without the need for VPN’s. Mr. Estrada resigned in November 2014.

STEPHEN M. KREITZER, M.D.

Dr. Kreitzer, who is a graduate of the Albert Einstein College of Medicine of the Yeshiva University, completed his fellowship training at the Harvard Medical School. He is Board Certified in Internal Medicine, Pulmonary Medicine and Sleep Medicine and has been in practice for over 30 years in Tampa, Florida. Dr. Kreitzer currently serves as the Medical Director of the Sleep Laboratory at Memorial Hospital of Tampa, as well as the Chief of Pulmonary Medicine. He has previously been Chief of Pulmonary Medicine at St. Joseph’s Hospital in Tampa. He chairs the Medical Ethics Committee at Memorial Hospital and previously served on the Board of Censors of the Hillsborough County Medical Association. He also served as a Major in the United States Air Force and has conducted over 100 clinical FDA approved trials besides authoring numerous articles in his field. Dr. Kreitzer has been voted “Top Doctor” by his peers in both sleep medicine and pulmonary medicine in the Tampa-St. Petersburg-Clearwater Florida area for 2016 and 2017.

MARK T. HEIDT

Mr. Heidt joined our Board of Directors in September 2014. Prior to his appointment; he served as a consultant to the Company since January 2014. Prior to that time he was the owner and manager of BEC Worldwide, LLC, a national advertising, marketing and management company. Mr. Heidt contributes to the Board with over thirty years of experience in mass marketing, media placement and advertising placement with a specialty in infomercial design.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director or greater than 10% stockholder of our outstanding common stock must file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely upon a review of Section 16(a) reports furnished to us, we believe all such entities or persons subject to the Section 16(a) reporting requirements have complied with applicable filing requirements during 2014, with the exception of the following:

Mr. Mark Heidt became our President and a Director in September 2014. He filed his Form 3 in January 2017.

Mr. James Koenig became our CFO in February 2014. He filed his Form 3 in September 2017. Mr. Koenig resigned as our chief financial officer in April 2018.

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

Code of Ethics

We have adopted a code of ethics applicable to all of our employees, including our principal executive officer, principal financial and accounting officer and persons performing similar functions. The text of this code of ethics can be found on our website at www.Advanzeon.com. We intend to post notice on our website of any waiver from, or amendment to, any provision of our code of ethics.

Audit Committee

Although we are not required to have an Audit Committee, we maintain one whose primary function is to assist the Board of Directors (“the Board”) in the oversight of the integrity of our financial statements, the effectiveness of our internal control over financial reporting, the identification and management of risk, and in evaluation of the performance of our independent auditor. As of December 31, 2014, the Audit Committee of our Board consisted of Arnold B. Finestone, (Chairman) and Arthur K. Yeap. The Board of Directors has determined that, although not applicable in our case, all members of the Committee nevertheless were independent as defined in Section 303A of the New York Stock Exchange’s listing standards and SEC Rule 10A-3, and that Dr. Finestone qualifies as a “financial expert,” as defined by Item 407(d)(5) of Regulation S-K.

Compensation and Stock Option Committee

The purpose of the Compensation and Stock Option Committee is to determine, or recommend to the Board for determination, the direct and indirect compensation of the CEO and all other officers and to administer any incentive compensation plans from which stock options and other stock based awards may be granted. At December 31, 2014, the Compensation and Stock Option Committee of our Board consisted of Arthur K. Yeap (Chairman), Sharon Kay Ray, and Arnold B. Finestone.

Compensation Consultants

We did not use any compensation consultants during 2014 or 2013.

Indemnification matters

In connection with our indemnification program for executive officers and directors, Mr. Marcus, Mr. Kulbick, and Mr. Landis, as well as nine current, key management employees, directors, or subsidiary directors, 26 former directors, and 19 former officers, are entitled to indemnification pursuant to Indemnification Agreements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers during the 2014 and 2013 fiscal years.

Principal Position	Year	Salary ($)(1)

Clark A. Marcus	2014	$1,525,280
Chairman of the Board and	2013	$1,224,305
Chief Executive Officer

Mark T. Heidt	2014	$90,000
President (eff. 9/12/14)	2013	—

Ramon Martinez	2014	—
President (eff. 4/29/13-3/28/14)	2013	$37,010

Robert Kulbick	2013	$24,231
President (eff. 11/28/11-5/1/13)

James L. Koenig	2014	—
Acting Chief Financial Officer
(eff. 2/11/14)

Kyle Chastain	2014	—
Acting Chief Financial Officer	2013	$2,150
(eff. 12/17/13-2/11/14)

Robert J. Landis	2013	$184,792
Chief Financial Officer
(resigned eff. 9/20/13)

(1)	Amounts represent salary earned, which may have been paid during the year indicated or deferred until a future year.

Executive Employment Agreements

Chairman and Chief Executive Officer

On May 11, 2009, we executed an employment agreement with our Chairman of the Board and CEO, Clark Marcus. Mr. Marcus’ employment contract has a term of three years and includes an initial base salary of $700,000 per annum. As of December 31, 2014, the base salary for Mr. Marcus was $1,407,951.This compensation may, at our election, be accrued, in whole or in part, until such time as we receive financing and/or generate sufficient cash flows with which to pay Mr. Marcus his stated compensation, after the payment of our operating expenses. At December 31, 2014, we had accrued approximately $2,171,368 of compensation and bonuses to Mr. Marcus.

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

President

On November 6, 2011, Robert R. Kulbick was appointed by the Board to serve as our President effective November 28, 2011 Upon hiring, he was also paid a signing bonus of $50,000 and given an option to purchase 300,000 shares of our common stock.

Outstanding Equity Awards at Year-End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2014.

					[Update]
		Number of shares underlying unexercised options, warrants		Option of Warrant Exercise Price ($)	Option or Warrant Expiration Date
Name		Exercisable (#)	Unexercisable (#)

Clark A. Marcus		6,500,000		0.25	11/21/2021
		4,000,000		0.50	12/31/2018	(1)
		1,000,000		0.25	11/21/2021

Mark T. Heidt		0

James Koenig		100,000	(2)	0.25	2/4/2017

Total	2014	11,600,000

(1)	Subsequent to December 31, 2015, Mr. Marcus transferred a total of 1,050,000 warrants. In April 2015, the term of the warrants was extended to December 31, 2018, and the exercise price was reduced to $0.6 per warrant. Also in April 2015, Mr. Marcus was granted an additional 5,000,000 warrants with a term ending in April 2020. The exercise price is $0.6.
(2)	Mr. Koenig was granted 1,500,000 additional warrants in April 2015. The exercise price is $0.6 per warrant and the warrants expire on April 28, 2020. Also, 100,000 of the warrants owed to Mr. Koenig was extended to December 2018 and the exercise price was reduced to $.06.

Director Compensation

The following table provides information regarding compensation earned by non-employee directors during years ended December 31, 2013 and 2014.

Name	Year	Fees Earned (1)

Arnold B. Finestone, Ph.D.	2014	$90,000
	2013	90,000

Jairo Estrada (2)	2014	—
	2013	—

Sharon Kay Ray	2014	30,000
	2013	30,000

Joshua I. Smith	2013	96,000

Arthur K. Yeap	2014	30,000
	2013	30,000

D. Pitts	2014	12,000
	2013	$12,000

(1)	Amounts represent fees earned for service as a director on our Board of Directors and as a member of one or more Board committees. Three of our directors are paid a monthly fee. Dr. Finestone is paid $7,500 per month; Ms. Ray is paid $7,500 per month and Mr. Yeap is paid $2,500 per month. Mr. Joshua Smith, a former director, was paid $8,000 per month. Each of the above-named persons agreed in October, 2013, to waive off on payments by the Company of any existing accrued fees and/or future fees until further notice. As of December, 31, 2014, the total amount of accrued compensation for all of the named individuals was $99,000

(2)	Mr. Estrada was appointed in March 2013, and resigned in August 2014.

Members of the Board of Directors who are also executive officers or employees of the Company receive no compensation for serving as directors. Outstanding stock option and warrant awards for each non-employee director as of December 31, 2014 are as follows:

	Number of Common Shares Underlying Awards:
Name	Options (#)	Warrants (#)
Arnold B. Finestone, Ph.D.	1,025,000	1,500,000	(1)

Sharon Kay Ray	775,000	0

Arthur Yeap	775,000	0

Jairo Estrada	0	0

(1)	In April 2015, Dr. Finestone, Ph.D. was awarded an additional 500,000 warrants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes share and exercise price information with respect to the Plans (including individual compensation arrangements) under which our equity securities are authorized for issuance as of December 31, 2013 and 2014:

		(a)	(b)	(c)
Plan category	Year	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans	2014	0	0
approved by stockholders	2013	7,322,000	.30	2,678,000

Equity compensation plans not approved by stockholders	2014	3,399,000	.36	0

*Equity compensation plans not approved by stockholders consist of:

●	warrants to purchase shares of common stock issued to key employees as incentive compensation,
●	warrants to purchase shares of common stock issued to consultants in exchange for financial advisory, or investment banking services in lieu of cash compensation,
●	warrants to purchase shares of common stock issued to certain note holders of the Company and to a client in exchange for a cash advance.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of April 23, 2018, the name, address, stock ownership and voting power of each person or group of persons known by us who is not a director or a named executive officer of the Company to own beneficially more than five percent of the outstanding shares of our common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name and Address of Beneficial Owner	Common stock owned directly	Common stock acquirable (1)	Total common stock beneficially owned		Percent of Voting Common Stock Outstanding

Howard Jenkins	26,885,714	9,000,000	35,885,714	(2)	49.80%
c/o Advanzeon Solutions, Inc.
2901 W. Busch Blvd., Suite 701
Tampa, Florida 33618

Bernard C. Sherman	0	14,712,500	14,712,500	(3)	18.92%
150 Signet Dr.
Weston, Ontario Canada M9L 1T9

Lloyd I. Miller	602,100	5,121,100	5,723,100	(4)	7.51%
222 Lakeview Ave., Suite 100-365
West Palm Beach, Florida 33401

Benjamin B. West	4,000,000	50,000	4,050,000	(5)	6.42%
c/o Advanzeon Solutions, Inc.
2901 W. Busch Blvd, Suite 701
Tampa, Florida 33618

Joshua I. Smith	1,922,829	2,525,000	4,447,829	(6)	6.78%
c/o Advanzeon Solutions, Inc.
2901 W. Busch Blvd, Suite 701
Tampa, Florida 33618

(1)	Includes common stock acquirable through the conversion of equity instruments convertible into common stock and the exercise of options and warrants to acquire common stock.

(2)	Information obtained from Form 13D/A dated June 4, 2010, filed on July 29, 2010 and Company records.

(3)	Information obtained from Form 13G/A dated November 14, 2011, filed on December 9, 2011 and Company records.

(4)	Information obtained from Form 13G/A dated February 5, 2015, filed on February 5, 2015. Of the 5,162,600 shares beneficially owned, Mr. Miller has sole voting and investment power over 4,790,808 shares and shared voting and investment power over 371,792 shares.

(5)	Information obtained from Form 13G/A dated December 31, 2011, filed on February 14, 2012.

(6)	Information obtained from Company records. Does not include 5,000,000 shares obtainable from the conversion of the 50 shares of the Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock vests in 10 years from the date of grant. Early vesting can occur if (a) the Grantee’s service as a member of the Board of Directors is terminated by the Company, or (b) by mutual agreement between the Company and the Grantee, or (c) by the Grantee for Good Reason, which is defined to mean without the Grantee’s express written consent, a material breach of any material provision of any agreement between the Company or a successor and the Grantee which breach is not cured within 30 days after notice, or (d) due to the Grantee’s death or disability before the vesting date.

Security Ownership of Management

The following table sets forth, as of May 4, 2018, information concerning the beneficial ownership of our common stock by each director of the Company and the named executive officers and all directors and executive officers as a group, as of December 31, 2014. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has, or shares, the power to vote such securities or to direct their investment. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Common Stock Outstanding

Clark A. Marcus (1)(5)	15,502,000	19.74%
Arnold B. Finestone, Ph.D. (2)(5)	3,102,171	4.66%
Sharon Kay Ray (3)(5)	1,175,000	1.83%
Arthur K. Yeap (3)(5)	1,175,000	1.83%
Mark T. Heidt (4)	1,000,000	1.56%
James L. Koenig (4)	1,600,000	2.47%
Stephen M. Kreitzer, M.D. (6)	1,200,000	1.84%

All directors and named executive officers as a group (7 persons)	24,754,171	28.35%

(1)	Includes 70,000 shares of common stock held directly, 1,000,000 shares subject to options that are presently exercisable, and 14,450,000 million shares acquirable with warrants that are presently exercisable. Of this amount, 4,000,000 warrants that were to expire June 30, 2015, were extended in April 2015, until December 31, 2018. Does not include 10,000,000 shares obtainable from the conversion of 100 shares of the Series D Convertible Preferred Stock.

(2)	Includes 1,025,000 shares subject to options that are presently exercisable, 2.0 million shares acquirable with a warrant that is presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible. . Does not include 5,000,000 shares obtainable from the conversion of 50 shares of the Series D Convertible Preferred Stock.

(3)	Includes 322,829 shares of common stock held directly, 775,000 shares subject to options that are presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible. Does not include 2,500,000 shares obtainable from the conversion of 25 shares of the Series D Convertible Preferred Stock.

(4)	Represents warrants to purchase common stock. In April 2015, 100,000 warrants held by Mr. Koenig which were to expire February 4, 2017, were extended to December 31, 2018.

(5)

The Series D Convertible Preferred Stock vests in 10 years from the date of grant. Early vesting can occur if (a) the Grantee’s service as a member of the Board of Directors is terminated by the Company, or (b) by mutual agreement between the Company and the Grantee, or (c) by the Grantee for Good Reason, which is defined to mean without the Grantee’s express written consent, a material breach of any material provision of any agreement between the Company or a successor and the Grantee which breach is not cured within 30 days after notice, or (d) due to the Grantee’s death or disability before the vesting date.

(6)	Appointed as a Director on April 26, 2018. Represents warrants to purchase common stock. Does not include a convertible promissory note in the principle amount of $100,000. At the option of the holder all or any part of the principle and any unpaid interest may be converted into shares of our common stock. The conversion rate shall be the lessor of (i) 15% below the average daily closing bid price of our common stock for the immediate preceding twenty business days or (ii) $0.11.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In connection with an employment agreement with our Chairman and CEO, Clark A. Marcus, we have accrued compensation and bonuses payable to Mr. Marcus of approximately $2,171,368 as of December 31, 2014.

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

The following is a list of individuals that served as a director at any point during the period covered by this Annual Report on Form 10-K and that were considered independent:

Arnold B. Finestone
Joshua I. Smith (1)
Sharon Kay Ray
Arthur K. Yeap
Jairo Estrada (2)

There were no transactions, relationships, or arrangements considered by the Board of Directors in determining that a director is independent other than those described immediately above under the caption “Transactions with Related Persons.”

(1) Mr. Smith resigned as a director in September of 2013.

(2) Mr. Estrada resigned as a director in August of 2014.

ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Audit and Related Fees

The firm of Luis Plung & Company, LLP (“Louis Plung”) currently serves as our independent registered public accounting firm to perform audits and to prepare our income tax returns. The Audit Committee approved 100% of the services described below for audit fees.

Audit Fees. The aggregate fees billed by Louis Plung for services relative to audits of our annual consolidated financial statements conducted during 2014 and 2013 were $28,333 for each year.

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

PART IV

ITEM 15 EXHIBITS [UPDATE]

(a)	1.	Consolidated Financial Statements - Included in Part II of this report:
		Report of Independent Registered Public Accounting Firm	52
		Consolidated Balance Sheets as of December 31, 2014 and 2013	54
		Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	56
		Consolidated Statements of Stockholders’ Equity Deficiency for the years ended December 31, 2014 and 2013	57
		Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	58
		Notes to Consolidated Financial Statements	59
	2.	Consolidated Financial Statement Schedules: None.

	3.	Exhibits:

Exhibit Number	Description and Reference

3.0(i)	Amended and Restated Certificate of Incorporation. (filed herewith)

3.1	Amended and Restated Bylaws, as amended July 20, 2000. (4)

3.2	Amendment to Amended and Restated Bylaws, effective June 14, 2005. (3)

3.3	Amendment to Amended and Restated Bylaws, effective October 28, 2005. (8)

3.4	Amendment to Amended and Restated Bylaws, effective January 12, 2007.(13)

3.5	Certificate of Designation, Rights and Preferences of Series D Convertible Preferred Stock of the Company, dated March 31, 2009. (14)

3.6	Amendment to Amended and Restated Bylaws, effective May 11, 2009. (15)

3.7	Certificate of Designation, Rights and Preferences of Series C Convertible Preferred Stock dated June 23, 2009.(16)

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated January 12, 2012.(33)

4.1	Form of Common Stock Certificate. (7)

4.2	Subscription Agreement dated February 23, 2009 between the Company and Howard M. Jenkins (18)

4.3	Subscription Agreement dated February 26, 2009 between the Company and Harry Ross (20)

4.4	Form of warrant to purchase Series D Preferred Stock issued by the Company on March 31, 2009 (14)

4.5	Form of warrant to purchase Series D Preferred Stock issued by the Company on May 13, 2009 (15)

4.6	Form of 10% Senior Promissory Note issued by the Company to Lloyd I. Miller, III (22)

4.7	Warrant to purchase Common Stock dated April 30, 2010 issued by the Company to Lloyd I. Miller, III (22)

4.8	Subscription Agreement dated April 14, 2010 between the Company and Howard Jenkins (23)

4.9	Convertible promissory note dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.10	Warrant to purchase Common Stock dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.11	Form of 10% Senior Promissory Note issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.12	Form of warrant to purchase Common Stock issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.13	Form of 10% Senior Promissory Note issued by the Company to the Schwarting Revocable Trust (24)

4.14	Form of warrant to purchase Common Stock issued by the Company to the Schwarting Revocable Trust (24)

4.15	Form of 10% Senior Promissory Note issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.16	Form of warrant to purchase Common Stock issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.17	Subscription Agreement dated July 27, 2010 between the Company and Howard Jenkins (26)

4.18	Form of warrant to purchase Common Stock dated June 30, 2010 issued by the Company to Clark Marcus and Giuseppe Crisafi (27)

4.19	Form of warrant to purchase Common Stock dated September 18, 2010 issued by the Company to MSO of Puerto Rico, Inc. (27)

4.20	Form of Subscription Agreement dated August 30, 2011 between the Company and Sherfam Inc. and two individuals. (30)

4.21	Form of Convertible Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.22	Form of Addendum to Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.23	Form of Warrant to Purchase Shares of Common Stock of the Company issued by the Company to Sherfam Inc. and two individuals. (30)

4.24	Loan Extension Agreement dated March 15, 2013 between the Company and Sherfam Inc. (33)

10.1	Form of Stock Option Agreement. *(1)

10.2	Advanzeon Solutions, Inc. 1995 Incentive Plan, as amended on November 17, 1998. (5)

10.3	Amended and Restated Non-Employee Directors’ Stock Option Plan. *(2)

10.4	Amendment No. 1 to Advanzeon Solutions, Inc. Amended and Restated Non-Employee Directors’ Stock Option Plan, effective as of March 23, 2006.* (9)

10.5	Advanzeon Solutions, Inc. 2002 Incentive Plan as amended. *(6)

10.6	Lease Agreement between Comprehensive Behavioral Care, Inc. and Highwoods/Florida Holdings, L.P., dated November 12, 2008. (11)

10.7	Merger Agreement, dated as of January 20, 2009, among Advanzeon Solutions, Inc., Advanzeon Acquisition, Inc. and Core Corporate Consulting Group, Inc. (12)

10.8	Employment Agreement dated March 5, 2009 between the Company and Robert J. Landis.*(13)

10.9	Employment Agreement dated May 11, 2009 between the Company and Clark A. Marcus.* (15)

10.10	Callable Convertible Promissory Note dated June 24, 2009 between Advanzeon Solutions, Inc. and Howard Jenkins(19)

10.11	Advanzeon Solutions, Inc. 2009 Equity Compensation Plan*(17)

10.12	Agreement of Exchange and Issuance of Senior Notes and Warrants dated April 30, 2010 between the Company and Lloyd I. Miller, III (22)

10.13	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the James A. & Rosemary L. Meyer Trust (24)

10.14	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the Schwarting Revocable Trust (24)

10.15	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 17, 2010 between the Company and the Linda S. Vogt Indenture Trust (25)

10.16	Agreement for the Provision of Services dated September 18, 2010 between Advanzeon de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (29)

10.17	Amendment effective May 10, 2011 to the Agreement for the Provision of Services dated September 18, 2010 between Advanzeon de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (33)

10.18	Second Amendment to the Agreement for the Provision of Services with an effective date of March 1, 2012, by and between Advanzeon de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. (31)

10.19	Third Amendment to the Agreement for the Provision of Services with an effective date of May 1, 2012, by and between Advanzeon de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. (32)

10.20	Lease between Twin Lakes Office Park and Advanzeon solutions, Inc. dated May 23, 2014.(filed herewith)

14.1	Code of Business Conduct and Ethics (Revised). (10)

16	Letter dated November 19, 2010 from Kirkland, Russ, Murphy &Tapp. PA (“KRMT”) to the U.S. Securities and Exchange Commission stating its agreement with the Company’s statements made concerning KRMT in the Company’s Form 8-K disclosure under Item 4.01 “Changes in Registrant’s Certifying Accountant.” (28)

21.1	List of the Company’s active subsidiaries (filed herewith).

23.1	Consent of Louis Plung & Company dated May 10, 2018 (filed herewith).

31.1	Advanzeon Solutions, Inc. CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Advanzeon Solutions, Inc. CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Advanzeon Solutions, Inc. CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Advanzeon Solutions, Inc. CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Audit Committee Charter (33)

99.2	Compensation and Stock Option Committee Charter (33)

101	The following materials from Advanzeon Solutions, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2013 and 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholder’s Equity Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.

(2)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.

(3)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.

(4)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2000.

(5)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.

(6)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

(7)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.

(8)	Filed as an exhibit to the Company’s Form 8-K, dated November 3, 2005.

(9)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006.

(10)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.

(11)	Filed as an exhibit to the Company’s Form 8-K, dated November 12, 2008.

(12)	Filed as an exhibit to the Company’s Form 8-K, dated January 16, 2009.

(13)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.

(14)	Filed as an exhibit to the Company’s Form 8-K, dated March 31, 2009.

(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2009.

(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 17, 2009.

(17)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.

(18)	Filed as an exhibit to the Company’s Form 8-K, dated February 25, 2009.

(19)	Filed as an exhibit to the Company’s Form 8-K, dated June 24, 2009.

(20)	Filed as an exhibit to the Company’s Form 8-K/A, dated January 16, 2009 and filed April 6, 2009.

(21)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009.

(22)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.

(23)	Filed as an exhibit to the Company’s Form 8-K, dated June 10, 2010.

(24)	Filed as an exhibit to the Company’s Form 8-K, dated June 15, 2010.

(25)	Filed as an exhibit to the Company’s Form 8-K, dated June 22, 2010.

(26)	Filed as an exhibit to the Company’s Form 8-K, dated July 28, 2010.

(27)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2010.

(28)	Filed as an exhibit to the Company’s Form 8-K, dated November 19, 2010.

(29)	Filed as an exhibit to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2010.

(30)	Filed as an exhibit to the Company’s Form 8-K, dated August 30, 2011.

(31)	Filed as an exhibit to the Company’s Form 8-K, dated March 5, 2012.

(32)	Filed as an exhibit to the Company’s Form 8-K, dated June 25, 2012.

(33)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2012.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, May 18, 2018.

ADVANZEON SOLUTIONS, INC.

By:		/s/ CLARK A. MARCUS
Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ ARNOLD B. FINESTONE
Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates so indicated.

SIGNATURE	TITLE	DATE

/s/ CLARK A. MARCUS	Chief Executive Officer and Chairman (Principal Executive Officer)	May 18, 2018
Clark A. Marcus
Chief Financial Officer and Chief Accounting Officer
/s/ ARNOLD B. FINESTONE, Ph.D.	(Principal Financial and Accounting Officer)	May 18, 2018
Arnold B. Finestone, Ph.D.

/s/ ARTHUR K. YEAP	Director	May 18, 2018
Arthur K. Yeap

/s/ SHARON KAY RAY	Director	May 18, 2018
Sharon Kay Ray

/s/ JAMES L. KOENIG	Director	May 18, 2018
James L. Koenig

/s/ MARK T. HEIDT	Director	May 18, 2018
Mark T. Heidt

/s/ STEPHEN M. KEITZER, MD.
Stephen M. Keitzer, M.D.	Director	May 18, 2018

ADVANZEON SOLUTIONS, INC.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Advanzeon Solutions, Inc.

Disclaimer of Opinion on the Financial Statements

We were engaged to audit the accompanying balance sheets of Advanzeon Solution Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficiency and cash flows, for the years then ended and the related notes (collectively referred to as the “financial statements”). As described in the following paragraph, because the Company was unable to provide sufficient appropriate evidential matter with regard to cash receipts, cash disbursements, and cutoff, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer of Opinion

During the fourth quarter of 2013, there was a departure of the entire fiscal management department including the Chief Financial Officer. As a result, management did not have access to any of the financial records of the Company wand was unable to provide appropriate evidential matter to support the Company’s financial statements as of for the years ended December 31, 2014 and 2013.

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 and to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated sufficient cash flows from operations to fund its working capital requirements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since December 2016.

Pittsburgh, Pennsylvania

May 10, 2018

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

ASSETS

	2014	2013

CURRENT ASSETS
Cash	$11,533	$324,324
Accounts Receivable	271,459	711,478
Other	122,995	118,165
Total current assets	405,987	1,153,967

NON-CURRENT ASSETS
Property and equipment, net	1,652	26,652
Other		44,582
Total Non-currents assets	75,263	71,234

TOTAL ASSETS	$407,639	$1,225,201

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

Consolidated BALANCE SHEETS

December 31, 2014 and 2013

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	2014	2013
CURRENT LIABILITIES
Notes payable:
Related parties	$3,040,405	$3,000,000
Other

Current portion of long-term debt	4,661,625	5,155,186
Borrowings under lines of credit	926,167	602,617
Account payable	543,047	641,090
Accrued claims payable	648,313	1,302,825
Other accrued expenses	7,533,334	6,234,983

Total current liabilities	17,352,981	16,936,611

Long-term debt, net of current portion	90,000	90,000

TOTAL LIABILITIES	17,442,891	17,026,611

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $50,000 per value, non-cumulative	521,700	521,700
Series C Convertible, 14,400 shares authorized; 10,424 shares issued and outstanding	—	—
Other series, 981,260 shares authorized; none issued	—	—
Common stock, $0.01 per value; 500,000 shares authorized; 63,063,685 shares issued and outstanding	630,637	630,637
Additional paid-in capital	27,235,067	27,235,067
Accumulated deficit	(45,422,656)	(44,188,816)
Total stockholders’ deficiency	(17,035,253)	(15,801,413)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$407,638	$1,225,197

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014 and 2013

	2014	2013

Managed care revenues	$535,863	$3,125,693
Costs and expenses:
Costs of revenues	—	1,086,000
General and administrative	1,549,814	5,183,825
Goodwill impairment	—	—
Depreciation and amortization	25,000	33,148
Total costs and expenses	1,574,814	6,302,973

Operating loss	(1,038,951)	(3,177,280)
Other income (expense):
Interest expense	(1,344,889)	(1,880,955)
Gain on sale of subsidiary (See Note 11)	—	10,969,615
Legal settlement (See Note 12)	1,150,000	—
Income taxes	—	(59,100)
Net loss attributable to common stockholders	$(1,233,840)	$5,852,281

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

December 31, 2014 and 2013

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2012	10,434	521,700	59,451,836	594,518	25,981,680	(50,041,097)	(22,943,198)

Stock issued to non-employees for consulting services	—	—	2,466,988	24,670	296,421	—	321,091

Stock issued for payment of interest	—	—	1,144,861	11,449	123,348	—	134,797

Warrants issued to employees	—	—	—	—	102,687	—	102,687

Warrants issued to non-employees for services	—	—	—	—	164,361	—	164,361

Warrants issued in connection with debt financings	—	—	—	—	6,247	—	6,247

Issuance of unvested Series D preferred stock	—	—	—	—	343,856	—	343,856

Issuance of stock options	—	—	—	—	216,467	—	216,467

Net income	—	—	—	—	—	5,852,281	5,852,281

Balance at December 31, 2013	10,434	521,700	63,063,685	630,637	27,235,066	(44,188,816)	(15,801,413)

Net loss	—	—	—	—	—	(1,233,840)	(1,309,926)

Balance at December 31, 2014	10,434	$521,700	63,063,685	$630,637	$27,235,066	$(45,422,656)	$(17,035,253)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,233,840)	$5,852,281
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	25,000	33,148
Bad Debts		28 ,000
Gain on sale of subsidiary		(10,969,615)
Discount amortization on notes payable	56,631	153,887
Stock-based compensation
Changes in assets and liabilities:
Accounts receivable	440,018	3,021,868,
Other current assets	(4,830)	30,065
Other assets	44,582	107,295
Accounts payable	(98,043)	(422,816)
Accrued claims payable	(654,512)	2,238,600
Other accrued expenses	1,298,441	(1,182,623)
Net cash provided by (used in) operating activities	(126,552)	(1,109,910)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit, net	323,550	602,617
Accrued interest added to debt balances	934
Proceeds from borrowings	573,870	979,998
Increase in related party debt	40,405	—
Repayment of debt	(1,125,000)	(1,068,381)
Net cash (used in) provided by financing activities	(186,241)	514,234

Net decrease in cash	(14,103)	(595,676)

Cash - Beginning of Year		920,000
	25,644
CASH - END OF YEAR
	11,531	324,324
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Advanzeon Solutions, Inc and its wholly owned subsidiaries, each with their respective subsidiaries (collectively referred to herein as, the “Company,” “Advanzeon,” “we”, “us,” or “our”).

Nature of Operations - We provide managed care services in the behavioral health, substance abuse, and pharmacy management fields for commercial, Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) members primarily on behalf of health plans. Our managed care operations include administrative service agreements, fee-for-service agreements, and capitation contracts. The customer base for our services includes both private and governmental entities. Our services are provided by unrelated vendors on a subcontract basis.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING AND PRINCIPLES OF CONSOLIDATION

Going Concern Basis - The consolidated financial statements are prepared on the basis that the Company will continue its operations as a going concern. As a result of certain conditions described in Note 6, our  ability to continue as a going concern will be dependent upon the success of management’s plans, as set forth also in Note 6, and is subject to significant uncertainty.

The Company has elected to not adopt the option available under United States generally accepted accounting principles (“GAAP”) to measure any eligible financial instruments or other items at fair market value at this time. Accordingly, the Company measures all of its assets and liabilities on the historical cost basis of accounting, except as otherwise required by GAAP.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

Inter-company accounts and transactions have been eliminated in consolidation. Certain minor reclassifications of prior period amounts have been made to conform to the current year presentation.

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts. Actual results could differ from these estimates. Estimates involved in the determination of an allowance for doubtful accounts receivable and accrued claims payable, including incurred but not reported, are considered by management as particularly susceptible to material change in the next year. Other significant estimates relate to stock-based compensation, valuation of goodwill, warrants and beneficial conversion features.

Accounts Receivable - Accounts and notes receivable are carried net of an allowance at their estimated collectible value. Since customer credit is generally extended on a short-term basis, accounts receivable do not bear interest and are uncollateralized. We manage credit risk and determine necessary allowances by evaluating customers’ credit worthiness before extending credit and periodically for collectability, based primarily on customers’ past credit history and current financial conditions and general economic conditions, results of prior collection efforts, the relative strength of our relationship therewith and, in the event of a dispute, its legal position and the estimated cost of proposed collection proceedings. Management has not established a policy for when to charge off uncollectible accounts receivable or to use external collection agencies and makes such decisions on a case-by-case basis. The maximum losses that the Company would incur if a customer failed to pay would be limited to the carrying value of the receivable after any related allowances provided.

Property and Equipment - Property and equipment (Note 3) is stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives ranging from 2 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

Accrued Claims Payable - Accrued claims payable includes estimated claims incurred but not yet reported (“IBNR”) to us, and any provisions for losses under our managed care contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We perform this loss accrual analysis on a contract-by-contract basis taking into consideration such factors as future contractual revenue, estimated future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. Future healthcare and maintenance costs are estimated based on historical trends and expected future cost increases.

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

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value Measurements - The carrying amounts of cash, accounts receivable and accounts payable approximate their estimated fair value due to the short-term nature of these instruments. Since our other financial liabilities are not traded in an open market, we generally use a present value technique, which is a level 3 input, as defined in GAAP, to measure the estimated fair value of these financial instruments, except for valuing stock options and warrants (see below). The rate used for discounting expected cash flows is a risk-free rate adjusted for systematic and unsystematic risk.

Due to the inherent nature of related party transactions, we have not attempted to estimate the fair value of liabilities payable to related parties of the Company. As such, promissory notes payable with carrying values of $3,000,000 and $3, 000,000, respectively, at December 31, 2014 and 2013, are excluded from the following table. The carrying amounts and estimated fair values of other financial instruments (all are liabilities) at December 31, 2014 and 2013, are as follows (in thousands):

	December 31,
	2014		2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Promissory notes	$—	$—	$—	$—
Zero-coupon promissory Notes	—	—	—	—
Debentures	3,586,004	—	3,586,004	—
Senior promissory notes	1,771,013	—	1,771,013	—
Long-term promissory notes	—	—	—
Less unamortized discount	(55,200)	—	(111,831)	—
	$5,301,817	$—	$5,245,186	$—

Revenue Recognition - Revenue under our contractual agreements to provide behavioral healthcare and pharmacy management services to subscribing members is earned regardless of services actually provided and, therefore, recognized monthly based on the number of qualified members. The information regarding qualified members is supplied by our clients subject to our periodic review of their member eligibility records and other reported information to verify its accuracy and determine the amount of revenue to be recognized.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

Cost of Revenues - Costs of revenues consist of two major components: claims costs and healthcare operating expense. Claims costs are recognized in the period in which an eligible member actually receives services and includes an estimate for costs of behavioral health services that have been incurred but not yet reported.

Legal Defense Costs - We accrue an estimate of incurred legal defense costs to be incurred in connection with pending disputes and litigation matters as part of our estimated minimum probable losses (see Note 7).

Income Taxes - We are subject to the income tax jurisdictions of the U.S. and multiple state tax jurisdictions. However, our provisions for income taxes for 2013 and 2014 include only state income taxes (see Note 11).

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

Stock Options and Warrants - We grant stock options and warrants (see Note 8) to our employees, non-employee directors, note holders and certain consultants and clients allowing them to purchase our common stock pursuant to approved terms. The estimated value of the warrants issued with debt instruments is recorded as a discount on notes payable and amortized as interest expense over the term of the notes using the effective interest method.

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

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

	Year ended December 31,
	2014	2013

Expected volatility	160%	160%
Expected life (in years) of options	3%	4%
Expected life (in years) of warrants	2-3%	2-3%
Risk-free interest rate range, options	0%	0%
Risk-free interest rate range, warrants	0%	0%
Expected dividend yield	0%	0%

PER SHARE DATA

For the periods presented, since losses would produce anti-dilution, no diluted loss per common share is presented. The following table sets forth the computation of basic loss per common share (amounts in thousands, except per share data):

	Year ended December 31,
	2014	2013

Numerator:
Net loss attributable to common stockholders	$3,632,451	$7,146,162
Denominator:	$63,063,685	$61,589,316
Weighted average common shares
Basic loss per share attributable to common stockholders	$(0.06)	$(0.12)

Note 3	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at December 31:

	2014	2013
Furniture and equipment	$336,242	$336,492
Less accumulated depreciation and amortization	261,229	155,229
Property and equipment – net	$75,263	$181,263

Depreciation expense for 2013 and 2014 is $105,907 and $106, 000 respectively.

Note 4	Intangible Assets

There are no intangible assets for 2013 and 2014.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 5	RELATED PARTY NOTES PAYABLE

Related party notes payable consists of the following at December 31, 2014 and 2013:

	2014	2013
Convertible Promissory Note payable dated June 4, 2010 for $2,000,000 bearing interest at 24% payable quarterly in arrears, with a maturity date of June 4, 2011. The face value of the debt can be converted to the Company’s common stock at a conversion price of $.25 per share. The note may be prepaid upon providing five days written notice.	$2,000,000	$2,000,000

Eighteen Month Promissory note payable dated November 8, 2011 for $1,000,000 bearing interest at 14% payable quarterly, with a maturity date of May 8, 2013.	1,000,000	1,000,000

Various borrowings during 2014	40,405	—

	$3,040,405	$3,000,000

Note 6	NOTES PAYABLE

Notes payable consists of the following at December 31, 2014 and 2013:

	2014	2013

14% Senior Promissory Note payable dated April 15, 2010, as amended on July 13, 2012, for $14,525 bearing interest at 14%, with a maturity date of April 15, 2014. In case of default, the default interest rate is 18%.	$14,525	$14,525

Note payable dated April 10, 2010, as amended on April 15, 2012, for $5,188 bearing interest at 14%, with a maturity date of April 15, 2014. In case of default, the default interest rate is 18%.	5,188	5,188

14% Senior Note payable dated April 15, 2010, as amended on April 15, 2013, for $1,290,650 bearing interest at 14%, with a maturity date of April 15, 2014. The Lender owns warrants to purchase a total of 5,162,600 shares of common stock issued by the Company pursuant to two warrant agreements.	1,290,650	1,290,650

Promissory Note payable dated January 31, 2012, as amended on April 30, 2013, for $100,000, plus interest at 14%, with a maturity date of October 31, 2013. The face value of the debt can be converted to the Company’s common stock at a conversion price of $.25 per share.	100,000	100,000

Convertible Promissory Note payable for $230,000 dated February 28, 2013, as amended on August 31, 2013. Amount of loan amended to $245,000 including interest in arrears of $15,000. Interest accrues at 14% and loan matures on November 30, 2013. The face value of the debt can be converted to the Company’s common stock at a conversion price of $.25 per share.	245,000	245,000

Promissory Note payable dated June 13, 2013, for $100,000, plus interest at 14%, with a maturity date of December 13, 2014. The face value of the debt can be converted to the Company’s common stock at a conversion price of $.25 per share.	100,000	100,000

Subtotal	$1,755,363	$1,755,363

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

	2014	2013

Subtotal from page 67	$1,755,363	$1,755,363

Senior Note payable dated April 15, 2010, as amended on September 10, 2012, for $10,375 bearing interest at 14%, with an amended maturity date of October 15, 2015. Lender agreed to forgive past due interest of $1,867.50 and note has been converted to a 7% Senior Note, effective April 15, 2014. The lender accepted $933.75 of the interest forgiveness in cash and the remaining $933.75 was added to the loan balance.	11,309	10,375

14% Senior Note payable, dated April 15, 2010, as amended on July 30, 2012, for $15,563 bearing interest at 14%, with a maturity date of April 15, 2013. In case of default, the default interest rate is 18%.	15,563	15,563

Senior Note payable dated April 15, 2010, as amended on July 13, 2012, for $72,625 initially bearing interest at 14%, with an amended maturity date of January 15, 2015. Lender agreed to forgive past due interest of $5,083.75 and note has been converted to a 7% Senior Note, effective October 15, 2013.	72,625	72,625

14% Senior Note payable dated April 15, 2010, as amended on July 6, 2012, for $264,563 bearing interest at 14%, with a maturity date of April 15, 2013. In case of default, the default interest rate is 18%. Per terms of the amendment, the Company agreed to pay the Kennedy Estate $13,228 in cash as compensation and consideration for agreeing to the terms of the amendment to the loan agreement.	264,563	264,563

Convertible Promissory Note payable dated March 2, 2012, as amended on March 2, 2013, for $50,000 bearing interest at 7% payable quarterly in arrears, with a maturity date of March 2, 2014. The face value of the debt can be converted to the Company’s common stock at a conversion price of $.50 per share. The note may be prepaid upon providing five days written notice.	50,000	50,000

14% Senior Note payable dated April 15, 2010, as amended on July 6, 2012, for $68,475 bearing interest at 14%, with an amended maturity date of April 15, 2014. In case of default, the default interest rate is 18%.	68,475	68,475

Subtotal	$2,237,898	$2,236,964

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

	2014	2013

Subtotal from page 68	$2,237,898	$2,236,964

Promissory note payable for $250,000, bearing interest at 9%, payable, in conjunction with the note listed below, in the amount of $10,000 per month, beginning October 1, 2011	289,000	189,000

Promissory note payable for $200,000, bearing interest at 8.5%, payable, in conjunction with note listed above, in the amount of $10,000 per month, beginning October 1, 2011.	90,000	190,000

Subordinated Debentures	487,000	537,000

Convertible Promissory Note payable dated March 16, 2013 for $100,000 bearing interest at 10% payable quarterly in arrears, with a maturity date of March 16, 2014. The face value of the debt can be converted to the Company’s common stock at a conversion price of $.25 per share. The note may be prepaid upon providing five days written notice. As additional consideration, a separate three-year warrant agreement was issued which entitles Paul Dorn to purchase 25,000 shares of common stock at $.15 per share. The warrants vest immediately.	100,000	100,000

Note payable dated August 1, 2012, bearing interest at 12%.	25,000	25,000

10% Senior Promissory Note payable dated November 3, 2010, for $1,037.50 bearing interest at 10%, payable semiannually, with a maturity date of April 15, 2012. The note may be prepaid upon providing five days written notice.	1,038	1,038

10% Senior Promissory Note payable dated November 3, 2010, for $15,562.50 bearing interest at 10%, payable semiannually, with a maturity date of April 15, 2012. The note may be prepaid upon providing five days written notice.	15,563	15,563

Subtotal	$3,245,499	$3,294,565

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

	2014	2013

Subtotal from page 69	$3,245,499	$3,294,565

Twenty-four Month Convertible Promissory Note payable dated February 7, 2012 for $100,000, bearing interest at 12% payable quarterly in arrears, with a maturity date of February 7, 2014. The face value of the debt can be converted to the Company’s common stock at a conversion price of $.25 per share. The note may be extended for an additional six months.	100,000	100,000

Eighteen Month Convertible Promissory Note payable dated August 30, 2011 for $1,400,000. Extended through January 15, 2014 per terns of an Extension and Forbearance Agreement. Lender is also granted a first lien security interest over all existing and future assets for CompCare de Puerto Rico, Inc, including the arbitration claim against MAPFRE Life Insurance Co. filed on August 10, 2012 at December 2`, 2013. $1,000.000 of proceeds was applied to this debt in 2014 upon receipt of the proceeds from MAFRE	400,000	1,400,000

Eighteen Month Convertible Promissory Note payable dated November 14, 2011 for $625,000. Extended through January 15, 2014 per terns of an Extension and Forbearance Agreement which requires payments of $75,000 each on September 13, 2013 and January 6, 2014. Lender is also granted a first lien security interest over all existing and future assets of CompCare de Puerto Rico, Inc, including the arbitration claim against MAPFRE Life Insurance Co. filed on August 10, 2012 at December 31, 2012.	475,000	550,000

14% Senior Promissory Note payable dated October 24, 2012, for $7,262.50 bearing interest at 14%, payable semiannually, with a maturity date of April 15, 2013. The note may be prepaid upon providing five days written notice.	7,263	7,263

14% Senior Promissory Note payable dated November 30, 2012, for $5,187.50 bearing interest at 14%, payable semiannually, with an amended maturity date of April 15, 2014. The note may be prepaid upon providing five days written notice.	5,188	5,188

Subtotal	$4,232,950	$5,357,016

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

	2014	2013

Subtotal from page 70	$4,232,950	$5,357,016

Convertible Promissory Note payable to dated October 6, 2014, for $100,000, bearing interest at 12%, with a maturity date of the earliest of October 6, 2015, the first closing of the Series A-1 Preferred Equity, or an Acquisition Transaction, i.e. the acquisition of all of the Company’s assets. The face value of the debt can be converted to the Company’s common stock at a conversion price of $.11per share. The note may be prepaid at any time without penalty. The note is subordinated in right of payment to all other notes.	100,000	—
Convertible Promissory Note payable dated January 6, 2014, for $50,000, bearing interest at 18%, with a maturity date of the earliest of January 6, 2015, the first closing of the Series A-1 Preferred Equity, or an Acquisition Transaction, i.e. the sale of all of the Company’s assets or by a merger. The face value of the debt can be converted to the Company’s Series A-1 preferred stock at the applicable price per share at the date of conversion. The note may be prepaid at any time without penalty. The note is subordinated in right of payment to all other notes.	50,000	—
Convertible Promissory Note payable dated January 23, 2014, for $67,000, bearing interest at 18%, with a maturity date of the earliest of January 23, 2015, the first closing of the Series A-1 Preferred Equity, or an Acquisition Transaction, i.e. the sale of all of the Company’s assets or by a merger. The face value of the debt can be converted to the Company’s Series A-1 preferred stock at the applicable price per share at the date of conversion. The note may be prepaid at any time without penalty. The note is subordinated in right of payment to all other notes.	67,000	—

Subtotal	$4,449,950	$5,357,016

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

	2014	2013

Subtotal from page 71	$4,449,950	$5,357,016

Convertible Promissory Note payable dated February 25, 2014, for $45,000, bearing interest at 18%, with a maturity date of the earliest of February 25, 2015, the first closing of the Series A-1 Preferred Equity, or an Acquisition Transaction, i.e. the sale of all of the Company’s assets or by a merger. The face value of the debt can be converted to the Company’s Series A-1 preferred stock at the applicable price per share at the date of conversion. The note may be prepaid at any time without penalty. The note is subordinated in right of payment to all other notes.	45,000	—

Convertible Promissory Note payable dated April 14, 2014, for $23,000, bearing interest at 18%, with a maturity date of the earliest of April 14, 2015, the first closing of the Series A-1 Preferred Equity, or an Acquisition Transaction, i.e. the sale of all of the Company’s assets or by a merger. The face value of the debt can be converted to the Company’s Series A-1 preferred stock at the applicable price per share at the date of conversion. The note may be prepaid at any time without penalty. The note is subordinated in right of payment to all other notes.	23,000	—

Convertible Promissory Note payable dated April 21, 2014, for $37,000, bearing interest at 18%, with a maturity date of the earliest of April 21, 2015, the first closing of the Series A-1 Preferred Equity, or an Acquisition Transaction, i.e. the sale of all of the Company’s assets or by a merger. The face value of the debt can be converted to the Company’s Series A-1 preferred stock at the applicable price per share at the date of conversion. The note may be prepaid at any time without penalty. The note is subordinate in right of payment to all other notes.	37,000	—

Convertible Promissory Note payable dated July 1, 2014, for $50,000, bearing interest at 18%, with a maturity date of the earliest of April 14, 2015, the first closing of the Series A-1 Preferred Equity, or an Acquisition Transaction, i.e. the sale of all of the Company’s assets or by a merger. The face value of the debt can be converted to the Company’s Series A-1 preferred stock at the applicable price per share at the date of conversion. The note may be prepaid at any time without penalty. The note is senior in right of payment to all other notes.	50,000	—

Subtotal	$4,604,950	$5,357,016

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

	2014	2013

Subtotal from page 72	4,604,950	8,357,016

Convertible Promissory Note payable dated September 9, 2014, for $50,000, bearing interest at 12%, with a maturity date of the earliest of March 9, 2015, the first closing of the Series A-1 Preferred Equity, or an Acquisition Transaction, i.e. the sale of all of the Company’s assets or by a merger. The face value of the debt can be converted to the Company’s common stock at a conversion price of $.11 per share. The note may be prepaid at any time without penalty. The note is subordinated in right of payment to all other notes.	50,000	—

Convertible Promissory Note payable dated July 17, 2014, for $100,000, bearing interest at 18%, with a maturity date of the earliest of July 17, 2015, the first closing of the Series A-1 Preferred Equity, or an Acquisition Transaction, i.e. the sale of all of the Company’s assets or by a merger. The face value of the debt can be converted to the Company’s Series A-1 preferred stock at the applicable price per share at the date of conversion. The note may be prepaid at any time without penalty. The note is senior in right of payment to all other notes	100,000	—

7½% Senior Note payable dated January 30, 2014, for $51,875 bearing interest at 7½%, with a maturity date of February 15, 2015. This note was issued in exchange for the $50,000 in 7½% Convertible Subordinated Debentures plus accrued interest of $1,875. The note may be prepaid upon providing five days written notice.	51,875	—

	$4,806,825	$5,357,016

Less Discounts on Notes	(55,200)	(111,831)

Total notes payable	4,751,625	5,245,185

Less: long term portion	(90,000)	(90,000)

Current notes payable	$4,661,625	$5,155,185

Note 7	BORROWINGS REVOLVING LINE OF CREDIT

The Company has a $2 million revolving line of credit with a financial institution. Interest on this line of credit is prime plus .25%. The prime rate at December 31, 2014 and 2013 was 3.25%. The outstanding balance on the revolving line of credit was $926,167 and $602,617 at December 31, 2014 and 2013, respectively. Interest is payable monthly, and principal is payable on demand. The revolving line of credit is collateralized by a first lien security interest in the Company’s account receivable.

Note 8.	COMMITMENTS AND CONTINGENCIES

The Company lease its corporate office space under an operating lease. In May 2014, the Company moved its corporate office and entered into a new operating lease. The terms of the lease are for 5 years beginning on May 1, 2014 and ending June 30, 2019 with a monthly lease payment of $7,697. The lease contains an annual escalation clause and a provision for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for the lease was approximately $82,000 and $218,000, respectively, for 2014 and 2013.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

Future minimum payments under the non-cancelable operating lease with initial or remaining terms of one year or more consist of the following at December 31, 2014.

2015	$92,364
2016	92,364
2017	92,634
2018	92,364
2019	46,182
$415,630

b.	Economic conditions and related risks, concentrations and uncertainties

At December 31, 2014, we had a working capital deficiency of approximately $17.1 million and a stockholders’ equity deficiency of approximately $17.2 million resulting from a history of operating losses. There can be no assurance that we will be able to find such financing in amounts or on terms acceptable to us, if at all, or that we will be able to achieve or sustain profitable operations and positive operating cash flows in the near term. Although subject to the general economic conditions, management believes that our current cash position will likely not be sufficient to meet our current levels of operations in the short term, our ability to achieve our business objectives and continue as a going concern for a reasonable period of time may be dependent upon the success of our plans to obtain sufficient debt or equity financing.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 9.	LITIGATION

In the ordinary conduct of the Company business, they are subject to periodic lawsuits and claims. Although management cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against the Company, management does not believe that any currently pending legal proceedings to which the Company is a party could have a material adverse effect on the Company, or the Company’s future results of operations, cash flows or financial condition except as described below:

The Company initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce Advanzeon to enter into the contract but also found that Mr. Katzman was not entitled to damages. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. The Company appealed the lower court’s decision and posted a collateralized appeal bond for approximately $1.3 million. On February 14, 2013, the 11th Circuit Court of Appeals of the State of Florida reversed the lower court’s judgment in favor of Katzman and remanded the case for a new trial on both liability and damages. The appellate court also taxed appellate costs in favor of Advanzeon against Katzman. The decision of the appellate court also reverses the lower court’s award of attorney’s fees previously awarded to Katzman against Advanzeon. To avoid litigating the case a second time, we began making payments in accordance with a Term Sheet. Katzman objected to the amounts we were paying monthly and filed suit in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County Florida, Case No. 12-CA-2570, to find us in breach of the Term Sheet. On March 8, 2017 the Court determined that we had breached the Term Sheet and entered a Final Judgment in the amount of $866,052 bearing interest at the statutory rate. Management is in the process of securing a bond against the judgment. The case is currently on appeal in the Second District Court of Appeal, Florida, Case No. 2D17-1433. However, the case remains active for execution (collection) on the judgment. Since filing the appeal the execution portion of the proceedings has been removed from the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County Florida and is now before the United States District Court, Middle District, Tampa Division, Case. No. 8:17-CV-2107-T-23AEP.

In a related matter to the Katzman litigation, on January 10, 2017, the Company brought an action against Melanie Damian et al. Case number 17-CA-00252, Thirteenth Judicial Circuit Court, Hillsborough County, FL. The Company alleges wrongful collection practices including wrongful garnishment of bank accounts.

The Company has filed a claim for money it maintains is owed by Universal Health Care Insurance Company. In re: The Receivership of Universal Health Care Insurance Company. Case number 2013-CA-00358 and Case number 2013-CA-00375 in the Second Judicial Circuit Court, Leon County, FL. The objection to the claim by the receivership was heard April 4, 2018.

In Michael Ross et.al v. Advanzeon Solutions, Inc., Plaintiff is suing the Company for money it claims is owed pursuant to a promissory note. The Company is filing a motion for summary judgment. Case Number 16-CA-005737, Thirteenth Judicial Circuit Court Hillsborough County, FL. Filed April 7, 2015.

In Advanzeon Solutions, Inc. v. Mayer Hoffman et. al.., Case Number 16-CA-005737 Thirteenth Judicial Circuit Court Hillsborough County, FL., the Company has sued Defendants for damages for breach of audit services contract. The Judge ruled in favor of Defendants motion for summary judgment, but no judgment has been entered. The Company will file for a rehearing of the summary judgment and or an appeal. Filed June 17, 2016.

In a matter entitled Pharmacy Value Management Solutions, Inc. vs Young & Son Tax and Accounting, LLC, Charles Young Sr., Charles Young Jr. and Jay Jacques, the Company brought this action for damages for among other things breach of accounting service contract, mandatory injunction, return of documents and conversion of accounting funds held in the accountants’ trust account. The case is in the initial stage. Case Number 18-CA-000960 Thirteenth Judicial Circuit, Hillsborough County, FL. Filed March 31, 2018.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 10	EQUITY INSTRUMENTS

Our Series C preferred stock is currently convertible into common stock at the rate of 316.28 common shares for each share of Series C preferred, adjustable for any dilutive issuances of common occurring in the future. Series C preferred shares vote with the common stockholders on an as-converted basis. The shares are nonparticipating except that dividends, when declared by our Board of Directors on the common stock, must be paid on the Series C stock on an as-converted basis before any dividends are paid on our common stock. The Series C is also cumulative with respect to dividends on common stock and junior series of preferred stock. Other significant rights and preferences of the Series C preferred include:

●	the right to vote as a separate class to appoint five directors of the Company, and

●	liquidation preferences, whereby the Series C holders have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up (the value of the liquidation preference is $250 per share, or approximately $2,608,500 million at December 31, 2014 and 2013).

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

We also have a class of convertible preferred stock, Series D, for which 7,000 shares are authorized and 250 shares were issued during the year ended December 31, 2014. The shares, which were granted in January 2012, do not vest until the tenth anniversary of the grant date. Such shares were issued in exchange for the cancelation of 120 previously granted warrants to purchase Series D shares. Once vested, a Series D preferred share will be convertible at any time into 100,000 shares of common stock, subject to adjustment in the event of any common stock dividend, split, combination thereof or other similar recapitalization, without additional consideration. Prior to vesting and thereafter, each Series D convertible preferred share is entitled to all voting, dividend, liquidation and other rights accorded a share of Series D convertible preferred stock. As to dividends, the Series D stock is noncumulative. If a dividend is declared on the common stock, each share of Series D stock is entitled to receive a dividend equal to 50% of the dividend declared for the common stock as if the Series D stock had been converted. Despite their nonvested status, voting rights of each share nevertheless consist of the right to cast the number of votes equal to those of 500,000 shares of common stock. Unless otherwise required by applicable law, holders of shares of Series D have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders.

STOCK INCENTIVE COMPENSATION PLANS

WARRANTS:

To Purchase Common Stock

During the three month period ended March 30, 2013, the Company issued 325,000 shares to various individuals for consulting services performed during the period. The shares issued were valued at $0.24 per share or an aggregate price of $77,005. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the three month period ended June 30, 2013, the Company issued 1,420,588 shares to various individuals for consulting services performed during the period. The shares issued were valued at $0.07 - $0.12 per share or an aggregate price of $171,946. The Company also issued 1,119,078 shares as payments for accrued interest. The shares issued were valued at $0.10-$0.24 per share or an aggregate price of $132,219. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

During the three month period ended September 30, 2013, the Company issued 721,400 shares to various individuals for consulting services performed during the period. The shares issued were valued at $0.10 per share or an aggregate price of $72,140. The Company also issued 25,783 shares as payments for accrued interest. The shares issued were valued at $0.10 per share or an aggregate price of $2,578. We believe that Section 4(2) of the Securities Act of 1933, as amended, was available because these transactions did not involve a public offering and there was no general solicitation or general advertising involved in these transactions. We placed legends on the stock certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

A summary of warrant activity for 2014 and 2013 follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Instrinsic Value

Outstanding at January 1, 2013	35,957,583	0.33	4.26 years	$—
Granted	8,320,000	0.24	3.38 years	$—
Reclassified
Forfeited, expired or cancelled
Outstanding at December 31, 2013	44,277,583	0.31
Granted	3,399,000	0.27
Forfeited, expired, or cancelled	(3,212,599)	0.25
Outstanding at December 31, 2014	44,463,984	0.31
Exercisable at December 31, 2014	44,463,984	0.31	3.47 years

We recognized approximately $2.5 million and $2.6 million of compensation costs during 2014 and 2013, respectively.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

Due to the significant uncertainty of future realization (Note 6), we did not recognize the effect of approximately $624,000 of potential tax benefits attributable to equity-based expense recorded for warrants issued to key employees for 2011.

OPTIONS:

From time-to-time, we grant stock options as compensation for services to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have three active incentive qualified option plans, the 1995 Incentive Plan, the 2002 Incentive Plan and the 2009 Equity Compensation Plan (collectively, the “Plans”), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. The vesting of options issued under the 1995 and 2002 plans generally occurs after six months for one-half of the options and after 12 months for the remaining options. For the 2009 Equity Compensation Plan, the vesting period is determined by our Compensation and Stock Option Committee. The exercise price for ISOs must equal or exceed the fair market value of the underlying shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of common shares authorized for issuance under the plans is 52,000,000. As of December 31, 2013 and 2014, the information regarding the options is set forth below.

	2014	2013
Shares available	52,000,000	52,000,000
Options outstanding (Directors and employees)	6,322,000	6,322,000
Options exercisable	6,046,334	6,046,334

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

In addition, under our Non-employee Directors’ Stock Option Plan, we are authorized to issue non-qualified stock options to our non-employee directors for up to 1,000,000 common shares. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options for common shares. Annually, directors are granted 15,000 options for common shares on the date of our annual meeting. As of December 31, 2014, there were 2,678,000 shares available for option grants and 10,000,000 options for common shares outstanding under the non-qualified directors’ plan, Amount of which were exercisable.

A summary of activity for 2014 and 2013 follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Instrinsic Value

Outstanding at January 1, 2013	6,261,334	0.33	8.25 years
Granted	300,000	0.25
Forfeited, expired or cancelled	-10,000	0.25

Outstanding at December 31, 2013	6,551,334	0.28	9.85 years
Granted	0
Forfeited, expired or cancelled	-143,834	.25

Outstanding at December 31, 2014	6,407,500	.28	9.85 years

Exercisable at December 31, 2014	0

The following table summarizes information about options granted and vested during the years ended December 31.

	2014	2013

Options granted	0	300,000
Weighted-average grant-date fair value ($)	N/A	0.07
Options vested	0	40,000
Fair value of vested options ($)	N/A	$2,800

During 2014 and 2013, we granted options for common shares to employees, non-employee directors and consultants.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of common stock options outstanding and exercisable as of December 31, 2014 follows:

Options Outstanding	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Options Exercisable	Weighted- Average Exercise Price of Exercisable Options
6,407,500	.28	.25-.65	9.85	0	N/A

Note 11	SALE OF COMPREHENSIVE BEHAVIORAL CARE, INC

On December 30, 2013, The Company sold its wholly-owned subsidiary, Comprehensive Behavioral Care, Inc. (“CBC”). The sales price was $100.00 and the buyer received all of the issued and outstanding equity of CBC. As part of the transaction, the Company was entitled to receive any sums owing or payable to the Company or its subsidiaries for work or event occurring prior to the date of the sale. On January 1, 2014, the Company and CBC entered into an arrangement whereby the Company agreed to provide administrative services only for contracts held by CBC. These services consisted of the performance of clinical management, utilization management, claims administration, intensive case management, discharge planning and referral. In return CBC agreed to pay a monthly fee based on the number of employees/members covered on a client by client basis. The initial term is three years with provisions for subsequent one year renewals that has occurred every year since since commencement. Also on January 1, 2014, the Company and CBC entered into an agreement whereby the Company could lease the access to the Network Providers. The initial term was two years with provisions for subsequent one year term renewals. The Company agreed to pay a fixed rate per member, per month.

Pursuant to the terms of the sale, the existing receivables of the Company went to the acquirer with the exception of the outstanding Accounts receivable at the date of sale for a total consideration of $100. The Company recorded a gain on sale of CBC of $9,270,336 as follows:

Cash received on sale	$100

Assets and liabilities transferred to purchaser
Accounts payable	891,725
Accrued claims payable	9,557,575
Other accrued expenses	767,725
Other current assets	(32,719)
Property and equipment – net	(61,670)
Other long-term assets	(153,122)
Total net transfer	10,969,715

Gain on sale	$10,969,615

Note 12	LEGAL SETTLEMENT

The Company’s subsidiary, CompCare de Puerto Rico (“Puerto Rico”) entered into an agreement with MAPRE Life Insurance Company of Puerto Rico (:MAPFRE”) whereby the Company made available to MAPFRE’s Medicare Advantage beneficiaries its network of providers for behavioral, and mental health amongst other services effective December 1, 2008. From that time until August 13, 2012, the Company claimed that overpayments for medical costs were made and requested reimbursement. An arbitration case was filed, and the parties settled on June 12, 2014 for a settlement of $1,150,000, which was received by the Company. This settlement is recorded as part of Other Income on the face of the financial statements. Of the proceeds, $150,000 was paid as fees and $1,000,000 for the repayment of outstanding debt.

Note 13	RELATED PARTY TRANSACTION

We recognized interest expense of approximately $620,000 and $616,000 during 2014 and 2013, respectively, in connection with loans from related parties of the Company.

Employment agreement with Chief Executive Officer and Directors compensation - In accordance with the employment agreement between the Company and our Board Chairman and CEO, Clark Marcus, we are obligated to pay to Mr. Marcus a total of approximately $10.9 million in base salary over the next five years. In addition, we will pay on his behalf approximately a total of $68,000 in health insurance premiums and $603,000 in life insurance premiums, also over the next five years. This compensation may, at our election, be only accrued but not paid, in whole or in part, until such time as we receive financing and/or generate sufficient cash flows, after the payment of our operating expenses, with which to pay Mr. Marcus his agreed compensation.

In the event Mr. Marcus’ employment is terminated without cause, or Mr. Marcus voluntarily terminates his employment within one year following a change in control, if any, we will be obligated to pay to Mr. Marcus any accrued but unpaid bonuses and the total compensation that would have been paid to him for five full years following the date of termination. In connection with this employment agreement, we have accrued compensation payable of $ 1,640,280 and $832,479 included in accrued expenses as of December 31, 2014 and 2013, respectively.

Note 14	INCOME TAXES

The Company did not provide for income taxes with respect to differences between financial loss and taxable loss arising from the timing of when certain transactions are recorded for book purposes versus tax purpose. The Company has not filed any federal or state income returns since 2012. The financial statements do not reflect any fines or penalties that may or may result from not filing the various income tax returns.

Note 15	GOING CONCERN

During the fiscal year ended December 31, 2013, we funded our operations from revenues and a line of credit. For the fiscal year ended December 31, 2014, we funded our operations from revenues and the line of credit. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

Note 16	SUBSEQUENT EVENTS

Other than the events discussed elsewhere above, no events were identified by management that in our opinion require accounting recognition or disclosure in these financial statements.