Form 10-K
period 2017-12-31
Advanzeon Solutions, Inc.
filed 2019-01-29
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant under Section 13 or 15(d) of the Securities Act of 1934.

For the fiscal years ended December 31, 2015, 2016 & 2017

☐      Transition report under section 13 or 15(d) of the Securities Act of 1934.

For the Transition period from _______ to ________.

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

☐ Yes ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15 (d) of the Act.

☐ Yes ☒  No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of January 9, 2019, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was $2,327,571 based on the latest transaction price as reported on the OTC Bulletin Board on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant’s common stock outstanding on January 9, 2019 was 66,661,656.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: Certain information included in this Annual Report on Form 10-K and in our other reports, Securities and Exchange Commission (“SEC”) filings, statements, and presentations is forward looking within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, our anticipated operating results, financial resources, increases in revenues, increased profitability, growth and expansion. And our ability to enter into new contracts. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein and in our other reports, SEC filings, statements, and presentations. These risks and uncertainties include, among others, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, varying trends in member utilization, our ability to manage our operating expenses, our ability to obtain additional financing, our ability to renegotiate or extend expiring debt instruments, and other risks detailed in Item 1A in this Annual Report.

OVERVIEW

Established in 1969, Advanzeon Solutions, Inc., (formerly Comprehensive Care Corp.) (“Advanzeon”, “we”, “Parent”, or the “Company”), through its wholly-owned subsidiary Pharmacy Value Management Solutions, Inc., (“PVMS”) and its wholly-owned subsidiaries during 2015, and partly in 2016, provided managed care services by acting as the administrator for certain administrative service agreements in the behavioral health and substance abuse fields. We primarily offered these services to commercial, Medicare, Medicaid, Children’s Health Insurance Program (“CHIP”) health plans, as well as self-insured companies. Our managed care operations consisted solely of servicing administrative service agreements. Starting in July of 2015, we implemented our comprehensive sleep apnea program, called “SleepMaster Solutions” ™. SleepMaster Solutions (“SMS”) utilizes an administrative system for the convenient identification/testing and therapy of Obstructive Sleep Apnea (“OSA”). We partnered with a national health care provider by initiating a sleep apnea wellness program whereby we screened, tested and when needed, offered a treatment programs for treating this disorder. We also contracted with a union to treat its driver members. Beginning in 2017, our only business was our SMS sleep apnea program.

OBSTRUCTIVE SLEEP APENA

In 2014, the Department of Transportation (“DOT”) overhauled its system such that regulations now require commercial drivers, that is drivers with a commercial drivers licensee (‘CDL”) must be specifically examined with respect to whether or not they have a respiratory dysfunction which is defined to include Obstructive Sleep Apnea (“OSA”). OSA is a breathing disorder that causes the airway in a person’s throat to close during sleep for ten seconds or more. This loss of breathing function can occur as many as 400 times during the night, and those who have the disorder wake up multiple times, which can lead to exhaustion during the day. Although OSA is diagnosed across a wide demographic, there are certain factors that increase the risk of a person developing this disorder:

●	Obesity

●	Smoking and drinking alcohol

●	Family history

●	Small airway

●	Recessed chin, large overbite

●	Ethnicity

The troubling aspect of OSA as it relates to CDL drivers is that it causes intense fatigue often causing a driver to struggle with focusing and remaining alert while driving. Sleep apnea is one of the major contributing factors in truck accidents.

SOURCES OF REVENUE

During our fiscal years ended December 31, 2015, and 2016, the majority of our revenue was from our managed care business. We provided managed care services by acting as the administrator for certain administrative service agreements in the behavioral health and substance abuse fields, so called Administrative Services Only (ASO”) contracts. Under our ASO contracts, we managed behavioral healthcare programs or perform various managed care functions, such as clinical care management, provider network development and claims processing without assuming financial risk for member behavioral healthcare costs. For the fiscal year ended December 31, 2017, all of our revenue was earned from our sleep apnea business.

OUR BUSINESS

The Company, through its wholly-owned subsidiary PVMS administers and operates a program known as SleepMaster Solutions™ (“SMS”). We believe our SMS program is the largest provider of these services in the USA. We are in all 50 states and provide a turnkey solution that effectively keeps drivers on the road with no down time, compliant with DOT regulations, improves their health, and significantly decreases liability risk for the employer. We are vertically integrated, and we provide a “Program” of services that addresses all the needs of a corporate transportation system. In October 2018, we announced the launch of a proprietary data collection, sorting and reporting software system. It is a state-of-the-art patient analytics management system (“PAM”). The PAM system provides our customers with the ability to collect, sort, analyze and effectively use information obtained from the screening, testing and treatment protocols employed with respect to its customer/employees population. We believe we are the only company capable of providing the full range of needed services in a timely manner. Other companies provide the component parts of this health care delivery system. We believe that we are the only company that provides, in one system, the complete range of services needed to treat OSA. In that regard, we consider our company to be transformative in this area of healthcare.

Our services start with the identification of the target population and the potential risk the client currently has. We do this through a screening of every driver to identify if signs and symptoms of sleep apnea are present. We take this data and provide the employer with a list of those drivers or in the case of our union drivers we communicate with the driver that should be tested and the statistical likelihood of the percentage of those drivers who will test positive for OSA. Together with the employer, SMS provides a realistic time frame, actual total cost, and process for testing all drivers who need to be tested. For those drivers testing positive for OSA, we then provide the appropriate treatment such that the driver will meet the DOT requirements and remain on the road. We monitor 365 days per year the driver’s usage of the treatment device according to DOT standards and we report that usage to all stakeholders as required/permitted. We utilize algorithms to determine if the driver is predicatively meeting the annual DOT requirements for usage. Using those predictive algorithms, we reach out to those drivers and provide case management, encouragement and solve problems such that the driver increases usage, if necessary, and remains compliant.

SMS constructed its model based upon the foregoing principles. The SMS Program includes all processes attended in sleep apnea screening, testing, treatment, monitoring and overall management of commercial drivers’ as well as their employers’ needs. We have successfully established relationships with national health care clinic providers, all with certified medical examiner (“CME”) status. These clinics total almost 1,000 throughout the U.S. We also have both formal and informal relationships with employers; municipalities; a significant veteran’s group; union and non-union driving organizations; suppliers of home sleep testing equipment and a variety of OSA treatment devices; and, a national network of telemedicine sleep specialists covering all 50 states. We have an internal medical team for governance and protocol purposes and a customer service department that interfaces directly with our drivers.  We also have a marketing team that regularly interfaces with our existing accounts and markets our services to potential new accounts. Our services are performed utilizing a best medical practices model and an efficient, cost-effective delivery system. We obtain the required equipment on a per order basis from a durable medical equipment distributor.

Our Home Sleep Test (HST) Process:

After a driver has been diagnosed as at risk for OSA, the next step is for the driver to evaluated with a Home Sleep Test “(HST”). The HST is a testing device used overnight by the driver. The device takes readings of the sleep interruptions, oxygen levels and other related data. SMS contacts the driver and coordinates where to send the Home Seep Test. The driver is advised what will come in the box and when the box will arrive. SMS then ships the test along with a return shipping box. When the test is completed, the driver places the device in the return box. The driver then calls USPS for a free pickup or drops off the box at a USPS location. The test is then returned to SMS where the test is downloaded, results evaluated by a certified sleep specialist, and a report generated. We coordinate with our supplier and provide the HST and related services to the driver for a fee.

CPAP Therapy:

Once the HST Is returned and results evaluated, the driver falls into one of two categories. If sleep apnea is ruled out, the driver and all relevant stakeholders are provided with a “Certificate of Compliance” which is used by the CME to certify the driver’s medical card. If sleep apnea is confirmed, the driver and all relevant stakeholders are advised, and a medically correct and regulatory compliant treatment plan is recommended. This plan is most often Continuous Positive Air Pressure “(CPAP”) therapy. SMS will provide the driver with an auto regulating CPAP machine and deliver same to the driver’s home, office, or wherever he/she prefers to receive it. The driver is instructed on how to use the CPAP machine and preferences for mask type, fitting size, etc. are customized for the driver. SMS employs staff who is skilled at walking a driver through the process. SMS also utilizes a “hot line” that a driver may call with any questions.

Monitoring:

SMS provides monitoring of drivers for compliance as required by the DOT. There are two phases of monitoring. For those drivers determined to require CPAP therapy, an initial thirty day report is required to demonstrate that the driver is using the CPAP machine at least 70% of the time. SMS not only monitors the driver, but actively intervenes with the driver to encourage compliance. SMS utilizes an algorithm based on current usage to predict if the driver will meet compliance guidelines. If our monitoring indicates the driver is not meeting guidelines, we alert them and offer suggestions and encouragement to help them meet compliance. At the conclusion of the thirty day period, SMS provides a DOT appropriate report documenting compliance performance. SMS also provides ongoing monitoring via a WIFI-based model to monitor the driver’s usage 24/365. We provide the same case management function of encouraging compliance and offering solutions to keep the driver healthy, safe, compliant and on the road.

The following diagram shows how we deliver our services.

OUR ADVISORY BOARDS

Medical Advisory Board.

Our SMS program is a medically-driven program dedicated to the concept that by attacking and containing root causes of various ailments affecting our population, we can dramatically reduce the cost of healthcare; increase workplace productivity; decrease and, in many cases, eliminate unnecessary expenses; and, provide for a healthier population, both in and out of the workplace. The primary focus of our Medical Advisory Board panel in regard to the foregoing is sleep apnea.

The Medical Advisory Board consists of 33 members at present and is composed of members with specialties and sub-specialties specifically selected so that it can address all of the various sleep-disorder breathing co-morbidities. Some of the practices represented on the Board include cardiovascular, pathology and diabetes The Board meets at least twice a year, and more often as needed. Management consults with individual members on an as needed basis. The Medical Advisory Board furthers the SMS program mission to perform its services utilizing a best medical practices model and an efficient, cost-effective delivery system.

Dental Advisory Board.

The Dental Advisory Board meets jointly with the Medicinal Advisory Board. With the expansion of dental practice into the areas of detection and treatment of OSA the Board advises management on advances and new solutions for the treatment of OSA. It presently has three members.

MARKETING AND SALES

Our marketing and sales efforts are led by our management. In addition, we utilized independent sales agents for direct sales to commercial, CHIP health plans, health care providers as well as self-insured companies and unions. We enter into written agreements with these sales agents whereby we pay a base amount of compensation plus a commission amount. We currently have three such agents. Our customer service operations and telemarketing efforts are handles by independent contractors. We pay these contractors a set amount of compensation. We currently have four such contractors.

COMPETITION

We operate in a very competitive but highly fractured health care environment. There are traditional sleep test centers that have operated for a long time and are well established. The services provide by such centers are most often covered by insurance. Our services are not generally covered by insurance as we are not presently credentialed to be able to accept insurance. Once a person has been diagnosed with OSA there are a number of ways that equipment may be obtained. Again, insurance may cover the purchase of such equipment. Equipment for the treatment of OSA is readily obtainable from many sources including the internet. In addition, there are a number of devices advertised that claim to treat OSA without the need for CPAP equipment. We believe that our SMS Program is the only medically driven comprehensive program that provides the customer/employer with a turnkey solution from initial screening through testing, when required, treatment and ongoing compliance monitoring.

GOVERNMENT REGULATION

We are subject to the requirements of the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”). One of the purposes of HIPAA is to improve the efficiency and effectiveness of the healthcare system through standardization of the electronic data interchange of certain administrative and financial transactions and, also, to protect the security and privacy of protected health information. Entities subject to HIPAA include some healthcare providers and all healthcare plans.

MANAGEMENT INFORMATION SYSTEMS

All of our OSA information technology and systems operate on a single platform. This approach avoids the costs associated with maintaining multiple systems and improves productivity. The open architecture of the systems gives us the ability to transfer data from other systems thereby facilitating the integration of new health plan business. We use our information system for customer processing, utilization management, reporting, cost trending, planning, and analysis. The system also supports customer and provider service functions.

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

ADMINISTRATION AND EMPLOYEES

Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and customer service functions. During 2015, we employed six people and contracted for three others. During 2016, we employed three people and contracted for nine others. During 2017, we employed three people and contracted for nine others. We currently employ two people and contract for nine others.

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

Many of the contracts we service could be terminated immediately either for cause or without cause by the client upon notice of a specified time (typically between 30 and 60 days). The loss of one of these contracts could materially reduce our net revenue and have a material adverse effect on our liquidity, profitability and financial condition.

A compromise of our information systems or unauthorized access to confidential information or our customers personal information could materially harm our business and/or our reputation.

An effective and secure information system, available at all times, is vital to our individual and corporate customers. We collect and store confidential medical and personal from our customers. Certain of the information we collect is Personnel Health Information as that term is defined under HIPPA. We depend on our computer systems for significant service and management functions, such as providing membership monitoring, utilization, processing customer information, and providing regulatory data and other client and managerial reports. Although our computer and communications hardware is protected by physical and software safeguards and other internal controls, it is still vulnerable to computer hacking which if successful, could cause such information to be misappropriated. We could be subject to liability for failure to comply with HIPPA or other privacy laws. Any compromise of our systems or data could disrupt our operations, damage our reputation, and expose us to claims from customers. This could have an adverse effect on our business, financial condition and results of operations. We do not have 100% redundancy for all of our computer operations.

We are subject to intense competition that may prevent us from gaining new customers or pricing our contracts at levels sufficient to achieve gross margins to ensure profitability.

We are continually pursuing new business. Many of our competitors are significantly larger and better capitalized than we are. Our smaller size and weak financial condition have been a deterrent to some prospective customers. One of the general ways in which testing is presently done for OSA is a “sleep center”. These facilities are able to accept insurance. We are not presently credentialed to accept insurance. As a result, we may not be able to successfully compete in our industry in some respects.

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

We may require additional funding, and we cannot guarantee that we will find adequate sources of capital at acceptable terms in the future.

Our available revenue from operations is not currently sufficient to fund our business. If we are unable to increase our revenue from operations, we may need to seek new financing, possibly in the form of additional debt or equity (which could dilute current stockholders’ ownership interests). We cannot provide assurance that such additional funding will be available on acceptable terms.

Risks related to our common and preferred stock.

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

We also have a class of convertible preferred stock, Series D, for which 7,000 shares are authorized and 250 shares have been issued. Subject to certain conditions, the shares do not vest until the tenth anniversary of the grant date of January 4, 2012, at which time each share will be convertible into 100,000 shares of common stock. Prior to vesting and thereafter, each Series D convertible preferred share is entitled to all voting, dividend, liquidation and other rights accorded a share of Series D convertible preferred stock. If a dividend is declared on the common stock, each share of Series D stock is entitled to receive a dividend equal to 50% of the dividend declared for the common stock as if the Series D stock had been converted. Despite their nonvested status, voting rights of each share nevertheless consist of the right to cast the number of votes equal to those of 500,000 shares of common stock. Unless otherwise required by applicable law, holders of shares of Series D have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders. The holders by virtue of their superior voting rights may be deemed to operate as an anti-takeover device.

The holders of our Series D Preferred Stock may be deemed to control the Company as they have the ability to elect a majority of the members of the Board of Directors.

We may raise additional funds in the future through issuances of securities and such additional funding may be dilutive to stockholders or impose operational restrictions.

To fund our operations, repay our existing debt and grow our business we may raise additional capital in the future through sales of shares of our common stock or securities convertible into shares of our common stock or through debt. Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve significant interest costs and/or restrictive covenants which may limit our operating flexibility.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. We leased our Tampa corporate office and paid annual rent of $79,715 in 2015, $100,560 in 2016 and $95,083 in 2017. Through September 2018, our total rent expense will be $74,356. The monthly rent through October to December 2018, will be $8,123 per month. The term of the lease is for 5 years beginning in May of 2014 and ending on June 30, 2019. We currently lease approximately 3,133 square feet and pay approximately $7,697 per month. We consider the condition of our leased property to be average and adequate for our current needs. In our Tampa office we maintain clinical operations, business development, accounting, financial and regulatory reporting and other management information systems, and provider and member service functions.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party could have a material adverse effect on our business, or our future results of operations, cash flows or financial condition except as described below as of August 20, 2018:

We initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce Advanzeon to enter into the contract but also found that Mr. Katzman was not entitled to damages. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. The Company appealed the lower court’s decision and posted a collateralized appeal bond for approximately $1.3 million. On February 14, 2013, the 11th Circuit Court of Appeals of the State of Florida reversed the lower court’s judgment in favor of Katzman and remanded the case for a new trial on both liability and damages. The appellate court also taxed appellate costs in favor of Advanzeon against Katzman. The decision of the appellate court also reverses the lower court’s award of attorney’s fees previously awarded to Katzman against Advanzeon. To avoid litigating the case a second time, we began making payments in accordance with a Term Sheet. Katzman objected to the amounts we were paying monthly and filed suit in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Case No. 12-CA-2570, to find us in breach of the Term Sheet. On March 8, 2017 the Court determined that we had breached the Term Sheet and entered a Final Judgment in the amount of $866,052 bearing interest at the statutory rate. Management is in the process of securing a bond against the judgment. The case is currently on appeal in the Second District Court of Appeal, Florida, Case No. 2D17-1433. On October 31, 2018, the court issued its mandate with a finding of Per Curium Affirmed in favor of Plaintiff. Plaintiff has filed in the lower court, a motion for attorney’s fees for the appeal. The motion has not yet been scheduled. However, the case remains active for execution (collection) on the judgment.

In February 2018, a final judgment awarding attorney’s in the amount of $167,960 was entered in favor of Katzman. That judgment is awaiting a hearing on the Company’s motion for rehearing.

In June 2018, as part of the execution process, in a motion for proceedings supplementary, pursuant to agreement of the parties the court entered an order appointing a special master to review the financial condition of Advanzeon to determine if the foregoing judgment could be paid and if so from what assets.

In a related matter to the Katzman litigation, on January 10, 2017, the Company brought an action against Melanie Damian et al. Case number 17-CA-00252, Thirteenth Judicial Circuit Court, Hillsborough County, FL. The Company alleges abuse of process based upon wrongful collection practices including wrongful garnishment of bank accounts.

The Company has filed a claim for money it maintains is owed by Universal Health Care Insurance Company. In re: The Receivership of Universal Health Care Insurance Company. Case number 2013-CA-00358 and Case number 2013-CA-00375 in the Second Judicial Circuit Court, Leon County, FL. The objection to the claim by the receivership was heard April 4, 2018 and on May 15, 2018 the court entered an Order awarding the Company a total of $269,750, representing a portion of monies claimed by the Company owed it by Universal. The Company filed for a rehearing only as to that portion of the additional monies claimed by the Company to be owed to it. The rehearing was denied. On July 20, 2018, the Company filed an appeal with the first district court of appeals with respect to the denial by the court of the additional monies claimed by the Company from Universal Health Care Insurance Company. The additional monies totaled approximately in excess of $900,000 but less than $1,000,000.

In Michael Ross et. al v. Advanzeon Solutions, Inc., Plaintiff is suing the Company for money it claims is owed pursuant to a promissory note. Plaintiff has not proceeded with any action and maybe subject to a motion to dismiss for failure to prosecute. If any further action is taken by the Plaintiff, the Company will file a motion for summary judgment. Case Number 16-CA-005737, Thirteenth Judicial Circuit Court Hillsborough County, FL, filed April 7, 2015. This is the third attempt by the Plaintiff on the same note. The prior two actions were dismissed. The Company will continue to vigorously defend its position.

In Advanzeon Solutions, Inc. v. Mayer Hoffman et. al., Case Number 16-CA-005737 Filed June 17, 2016 Thirteenth Judicial Circuit Court Hillsborough County, FL., the Company has sued Defendants for damages for breach of audit services contract. The Judge ruled in favor of Defendants motion for summary judgment, but no judgment has been entered. The Company will file for a rehearing of the summary judgment and or an appeal.

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

In a matter entitled Advanzeon Solutions, Inc. v. Cook Children’s Health Plan and Intervenors Cook Children’s medical center and Cook Children Physician Network, file 4/20/108 Company filed an action contesting the validity of a final foreign judgment (Texas) which was filed in the records of Hillsborough County.

In a matter entitled Pharmacy Value Management Solutions, Inc., d/b/a SleepMaster Solutions™ Vs, Kristi Staite filed May 7, 2018 Thirteenth Judicial Circuit, PVMS brought suit against Staite for damages based upon fraud in the nonperformance of services Ms. Staite owed to Company in reference to obtaining insurance qualification. The case is in the beginning stages of response and discovery.

In a matter entitled Rotech Healthcare, Inc. vs. Pharmacy Value Management Solutions, Inc. case no. 18-CA – 4218 Thirteenth Judicial Circuit Court – Tampa, the Plaintiff is suing for breach of contract and open account for money owed in the amount of $160,355 for services and supplies. Pharmacy Value Management Solutions, Inc. disputes the charges were permitted under the contract and disputes the claimed amounts.

In May 2018, we filed a complaint against an attorney with the Florida Bar, File No. 2018-10677 (13A).

ITEM 4. REMOVED AND RESERVED

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

The below quotations, as determined through a query of Bloomberg LLP, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low

Year ended December 31, 2017
4th quarter, ended December 31, 2017	$0.24	$0.08
3rd quarter, ended September 30, 2017	$0.25	$0.11
2nd quarter, ended June 30, 2017	$0.14	$0.05
1st quarter, ended March 31, 2017	$0.11	$0.06

Year ended December 31, 2016
4th quarter, ended December 31, 2016	$0.12	$0.05
3rd quarter, ended September 30, 2016	$0.13	$0.05
2nd quarter, ended June 30, 2016	$0.10	$0.04
1st quarter, ended March 31, 2016	$0.13	$0.02

Year ended December 31, 2015
4th quarter, ended December 31, 2015	$0.20	$0.06
3rd quarter, ended September 30, 2015	$0.17	$0.07
2nd quarter, ended June 30, 2015	$0.10	$0.04
1st quarter, ended March 31, 2015	$0.08	$0.02

(b)   Holders – As of January 9, 2019, we had 415 holders of record of our common stock.

(c)   Dividends - We did not pay any cash dividends on our common stock during the years ended December 31, 2017, 2016, or 2015 and do not contemplate the initiation of payment of any cash dividends in the foreseeable future. In the event that we do pay dividends, the holders of record of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are entitled to receive such dividends in preference to the holders of our common stock, when and if declared by our Board of Directors. If declared, holders of our Series C Convertible Preferred Stock will receive dividends in an amount equal to the amount that would have been payable had the Series C Convertible Preferred Stock been converted into shares of our common stock immediately prior to the declaration of such dividend. Holders of our Series D Convertible Preferred Stock will receive dividends in an amount equal to 50% of the amount that would have been payable had the Series D Convertible Preferred Stock been converted into shares of our common stock. No dividends shall be authorized, declared, paid or set apart for payment on any class or series of our stock ranking, as to dividends, on a parity with or junior to the Series C Convertible Preferred Stock for any period unless full cumulative dividends have been, or contemporaneously are, authorized, declared, paid or set apart in trust for such payment on the Series C Convertible Preferred Stock. In addition, as long as a majority of the 10,434 shares of our Series C Convertible Preferred Stock are outstanding, we cannot declare or pay any dividend or other distribution with respect to any equity securities without the affirmative vote of holders of at least 50% of the outstanding shares of Series C Convertible Preferred Stock.

UNREGISTERED

On January 23, 2015, we issued a convertible promissory note in the principle amount of $75,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On February 17, 2015, we issued a convertible promissory note in the principle amount of $250,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 12, 2015, we issued a convertible promissory note in the principle amount of $ 55,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 110,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 19, 2015, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 16, 2015, we issued a convertible promissory note in the principle amount of $ 100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On August 14, 2015, we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On August 28, 2015, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On September 15, 2015, we issued a convertible promissory note in the principle amount of $15,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On October 8, 2015, we issued a convertible promissory note in the principle amount of $20,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On October 27, 2015, we issued a convertible promissory note in the principle amount of $5,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On October 29, 2015, we issued a convertible promissory note in the principle amount of $5,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On November 3, 2015, we issued a convertible promissory note in the principle amount of $5,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 10,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 19, 2016, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,00 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 19, 2016, we issued a convertible promissory note in the principle amount of $ 75,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 3, 2016, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 8, 2016, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 8, 2016, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 10, 2016, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 14, 2016, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 20, 2016, we issued a convertible promissory note in the principle amount of $ 50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 22, 2016, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 24, 2016, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 27, 2016, we issued a convertible promissory note in the principle amount of $ 25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 30, 2016, we issued a convertible promissory note in the principle amount of $ 25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 30, 2016, we issued a convertible promissory note in the principle amount of $ 25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 1, 2016, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 1, 2016, we issued a convertible promissory note in the principle amount of $ 26,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 52,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 1, 2016, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 7, 2016, we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 25, 2016, we issued a convertible promissory note in the principle amount of $ 25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On August 3, 2016, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On August 3, 2016, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On August 19, 2016, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On November 3, 2016, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On December 2, 2016, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On December 9, 2016, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On December 30, 2016, we issued a convertible promissory note in the principle amount of $125,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On January 3, 2017, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On January 23, 2016, we issued a convertible promissory note in the principle amount of $12,500 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On January 23, 2017, we issued a convertible promissory note in the principle amount of $12,500 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On February 16, 2017, we issued a convertible promissory note in the principle amount of $30,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On March 2, 2017, we issued a convertible promissory note in the principle amount of $ 100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On April 19, 2017, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On April 19, 2017, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On April 19, 2017, we issued a convertible promissory note in the principle amount of $ 100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 1, 2017, we issued a convertible promissory note in the principle amount of $30,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 4, 2017, we issued a convertible promissory note in the principle amount of $10,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 8, 2017, we issued a convertible promissory note in the principle amount of $30,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 10, 2017, we issued a convertible promissory note in the principle amount of $30,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 11, 2017, we issued a convertible promissory note in the principle amount of $200,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 12, 2017, we issued a convertible promissory note in the principle amount of $30,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 30, 2017, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 31, 2017, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 31, 2017, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 31, 2017, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 5, 2017, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 6, 2017, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 10, 2017, we issued a convertible promissory note in the principle amount of $200,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 6, 2017, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 6, 2017, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 7, 2017, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 13, 2017, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 24, 2017, we issued a convertible promissory note in the principle amount of $35,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 70,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 24, 2017, we issued a convertible promissory note in the principle amount of $ 25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 31, 2017, we issued a convertible promissory note in the principle amount of $ 25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50, 000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On August 7, 2017, we issued a convertible promissory note in the principle amount of $ 20,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively.

On August 24, 2017, we issued a convertible promissory note in the principle amount of $20,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On August 28, 2017, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On August 29, 2017, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On August 31, 2017, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On September 5, 2017, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On October 3, 2017, we issued a convertible promissory note in the principle amount of $10,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On October 3, 2017, we issued a convertible promissory note in the principle amount of $10,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On December 1, 2017, we issued a convertible promissory note in the principle amount of $20,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On December 6, 2017, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On December 11, 2017, we issued a convertible promissory note in the principle amount of $20,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

In December 2017, the Company entered into a settlement agreement with a holder of certain convertible promissory notes. The notes were issued for services. As a result of the settlement, we issued 2,000,000 shares of our common stock. The shares were issued February 25, 2018. We relied on Section 4 (a) 1 of the Securities Act of 1933, as amended, as the exemption from registration for the issuance of the common stock.

On January 2, 2018, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On January 2, 2018, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On January 16, 2018, we issued a convertible promissory note in the principle amount of $15,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On January16, 2018, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On January 18, 2018 we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On January 19, 2018, we issued a convertible promissory note in the principle amount of $10,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On January 29, 2018, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On February 12, 2018, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On April 6, 2018, we issued a convertible promissory note in the principle amount of $ 65,923 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 131,846 shares of the Company’s common stock at an exercise price of $0.15 per share.

On April14, 2018, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 4, 2018, we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 5, 2018, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 5, 2018, we issued a convertible promissory note in the principle amount of $10,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 6, 2018, we issued a convertible promissory note in the principle amount of $20,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 11, 2018, we issued a convertible promissory note in the principle amount of $36,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 72,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 26, 2018, we issued a convertible promissory note in the principle amount of $ 10,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 5, 2018, we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 7, 2018, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 10, 2018, we entered into a Settlement Agreement and Stipulation (“Settlement Agreement”) with Trillium Partners LP (“Trillium”) pursuant to which we agreed to settle claims of breach of covenant in connection with the purchase by Trillium of 1,597,971 shares of our common stock. Pursuant to an order granting approval of the Settlement Agreement dated August 13, 2018, by the U.S. District Court for the District of Maryland, Northern Division. We were able to remove the securities legend on the 1,597,971 shares of common stock held by Trillium under section 3(a) (10) of the Securities Act of 1933, as amended.

On July 19, 2018, we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 27, 2018, we issued a convertible promissory note in the principle amount of $ 250,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 31, 2018, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On August 20, 2018, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On September 25, 2018, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On October 12, 2018, we issued a convertible promissory note in the principle amount of $ 25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On October12, 2018, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On October 15, 2018, we issued a convertible promissory note in the principle amount of $150,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On November 7, 2018, we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA respectively. The Company also granted to the purchaser a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

All of the convertible promissory notes listed above were issued to accredited investors, as that term is defined under the Section 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. The warrants issued in connection with the promissory notes all have a cashless exercise feature.

We issued common stock purchase warrant separate from the warrants issued in connection with the issuance of the above-mentioned convertible promissory notes during our fiscal years 2015, 2016 and 2017 and through December 19, 2018, as listed below.

On January 5, 2015, we issued 1,003,133 warrants to an accredited investor in lieu of interest payments. The warrants have a term of five years and an exercise price of $0.08 per warrant.

On April 28, 2015, we issued 500,000 warrants to our Chief Operating Officer. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On April 28, 2015, we issued 125,000 warrants to an employee. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On April 28, 2015, we issued 5,000,000 warrants to our Chief Executive Officer. The warrants have a term of five years and an exercise price of $0.0612 per warrant.

On April 28, 2015, we issued 1,000,000 warrants to our Chief Operating Officer. The warrants have a term of five years and an exercise price of $0.0612 per warrant.

On April 28, 2015, we issued 1,500,000 warrants to one of our directors. The warrants have a term of five years and an exercise price of $0.0612 per warrant.

On April 28, 2015, we issued 500,000 warrants to a consultant. The warrants have a term of five years and an exercise price of $0.0612 per warrant.

On April 28, 2015, we issued 500,000 warrants to an employee. The warrants have a term of five years and an exercise price of $0.0612 per warrant.

On April 28, 2015, we issued 500,000 warrants to one of our directors. The warrants have a term of five years and an exercise price of $0.0612 per warrant.

On April 28, 2015, we issued 500,000 warrants to a consultant. The warrants have a term of five years and an exercise price of $0.0612 per warrant.

On April 28, 2015, we issued 1,000,000 warrants to our President. The warrants have a term of five years and an exercise price of $0.0612 per warrant.

On May 31, 2015, we issued 215,645 warrants to an accredited investor in lieu of interest payments. The warrants have a term of five years and an exercise price of $0.08 per warrant.

On October 31, 2015, we issued 115,001 warrants to an accredited investor in lieu of interest payments. The warrants have a term of five years and an exercise price of $0.08 per warrant.

On November 3, 2015, we issued 50,000 warrants to a consultant. The warrants have a term of five years and an exercise price of $0.25 per warrant.

On January 8, 2016, we issued 20,000 warrants to a consultant. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On February 9, 2016, we issued 100,000 warrants to a consultant. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On February 17, 2016, we issued 100,000 warrants to a consultant. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On March 17, 2016, we issued 100,000 warrants to a consultant. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On April 17, 2016, we issued 100,000 warrants to a consultant. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On April 30, 2016, we issued 230,867 warrants to an accredited investor in lieu of interest payments. The warrants have a term of five years and an exercise price of $0.08 per warrant.

On May 17, 2016, we issued 100,000 warrants to a consultant. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 24, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have term of three years and an exercise price of $0.25 per warrant.

On June 3, 2016, we issued 50,000 warrants to member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 8, 2016, we issued 50,000 warrants to member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 8, 2016, we issued 50,000 warrants to member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June14, 2016, we issued 50,000 warrants to member of our Medical advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 15, 2016, we issued 100,000 warrants to a consultant. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 17, 2016, we issued 100,000 warrants to an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 20, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 22, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 24,2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 24, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 27, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 30, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 30, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 1, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 1, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 1, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 25, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On August 19, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On October 14, 2016, we issued 242,102 warrants to an accredited investor in lieu of interest payments. The warrants have a term of five years and an exercise price of $0.08 per warrant.

On November 3, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On December 9, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On December 30, 2016, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On February 16, 2017, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On April 14, 2017, we issued 277,735 warrants to an accredited investor in lieu of interest payments. The warrants have a term of five years and an exercise price of $0.0665 per warrant.

On April 18, 2017, we issued 100,000 warrants to a consultant. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On April 19, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 1, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 10, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 11, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 11, 2017, we issued 500,000 warrants to a consultant. The warrants have a term of five years and an exercise price of $0.03 per warrant.

On May 11, 2017, we issued 250,000 warrants to a consultant. The warrants have a term of five years and an exercise price of $0.07 per warrant.

On May 11, 2017, we issued 250,000 warrants to a consultant. The warrants have a term of five years and an exercise price of $0.07 per warrant.

On May 19, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 3, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 6, 2017, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of five years and an exercise price of $0.25 per warrant.

On June 8, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 8, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 14, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 20, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 22, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 24, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 24, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 27, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 30, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 1, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 1, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 1, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 6, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 25, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On August 19, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On August 28, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On August 29, 2017, we issued 500,000 warrants to a consultant. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On August 31, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On September 5, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On October 14, 2017, we issued 97,741 warrants to an accredited investor in lieu of interest payments. The warrants have a term of five years and an exercise price of $0.19 per warrant.

On November 3, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On December 9, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On December 22, 2017, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of five years and an exercise price of $0.25 per warrant.

On December 28, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On December 30, 2017, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On February 12, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On February 16, 2018, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of five years and an exercise price of $0.25 per warrant.

On April 14, 2018, we issued 246,258 warrants to an accredited investor in lieu of interest payments. The warrants have a term of five years and an exercise price of $0.075 per warrant.

On May 1, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 10, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 11, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 19, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 3, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 6, 2018, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of five years and an exercise price of $0.25 per warrant.

On June 8, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 8, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 11, 2018, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of five years and an exercise price of $0.25 per warrant.

On June 14, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 20, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 22, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 24, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 24, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 27, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 30, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 30, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 1, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 1, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 1, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 5, 2018, we issued 200,000 warrants to a consultant. The warrants have a term of three years and an exercise price of $0.15 per warrant.

On July 6, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 11, 2018, we issued 1,250,000 warrants to our Chief Executive Officer in lieu of salary. The warrants have a term of five years and an exercise price of $0.24 per warrant.

On July 11, 2018, we issued 781,250 warrants to our President in lieu of salary. The warrants have a term of five years and an exercise price of $0.24 per warrant.

On July 25, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On August 19, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On August 31, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On September 25, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On October 15, 12, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On November 3, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $ .25 per warrant.

On November 30, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $ .25 per warrant.

On December 9, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $ 0.25 per warrant.

We relied on Section 4 (2) of the Securities Act of 1933, as amended and or Section 501 of Regulation D promulgated under said Act as the exemption from registration under the Act.

We recognized no compensation costs during 2017, 2016 and 2015, respectively due to the issuance of the warrants.

ITEM 6. SELECTED FINANCIAL DATA – SMALLER REPORTING ENTITY

As a smaller reporting entity under SEC Regulations, we are not required to furnish selected financial data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes forward-looking statements, the realization of which may be affected by certain important factors discussed previously above under Item 1A, “Risk Factors.”

OVERVIEW

The Company through its wholly-owned subsidiary Pharmacy Value Management Solutions, Inc. administers and operates a program known as SleepMaster Solutions™ (“SMS”) SMS is the largest provider of these services in the USA. We are in all 50 states and provide a turnkey solution that effectively keeps drivers on the road with no down time, compliant with DOT regulations, improves their health, and significantly decreases liability risk for the employer. We are vertically integrated, and we provide a “Program” of services that addresses all the needs of a corporate transportation system, union or other driver related organizations. We believe we are the only company capable of providing the full range of needed services in a timely manner.

Our services start with the identification of the target population and the potential risk the client currently has. We do this through a screening of every driver to identify if signs and symptoms of sleep apnea are present. We take this data and provide the employer with a list of those drivers that should be tested and the statistical likelihood of the percentage of those drivers who will test positive for Obstructive Sleep Apnea (OSA). Together with the employer/union, SMS provides a realistic time frame, actual total cost, and process for testing all drivers who need to be tested. For those drivers testing positive for OSA, we then provide the appropriate treatment such that the driver will meet the DOT requirements and remain on the road. We monitor 365 days per year driver’s usage of the treatment device according to DOT standards and we report that usage to all stakeholders as required/permitted. We have developed algorithms to determine if the driver is predicatively meeting the annual DOT requirements for usage. Using those predictive algorithms, we reach out to those drivers and provide case management, encouragement and solve problems such that the driver increases usage, if necessary, and remains compliant.

SMS constructed its model based upon the foregoing principles. The SMS Program includes all processes attended in sleep apnea screening, testing, treatment, monitoring and overall management of commercial drivers’ as well as their employers’ needs. We have successfully established relationships with national health care clinic providers, all with certified medical examiner (“CME”) status. These clinics total almost 1,000 throughout the U.S. We also have both formal and informal relationships with employers; municipalities; a significant veteran’s group; union and non-union driving organizations; suppliers of home sleep testing equipment and a variety of OSA treatment devices; and, a national network of telemedicine sleep specialists covering all 50 states. We have an internal medical team for governance and protocol purposes and a customer service department that interfaces directly with our drivers.  We also have a marketing team that regularly interfaces with our existing accounts and markets our services to potential new accounts. Our services are performed utilizing a best medical practices model and an efficient, cost-effective delivery system. We obtain the required equipment on a per order basis from a durable medical equipment distributor.

In 2017, substantially all of our revenue was derived from our relationship with national health care clinic providers as the other potential sources of revenue are relatively recent. We expect all sources to produce revenue going forward.

SOURCES OF REVENUE

A quantitative summary of our revenues by source category for 2017, 2016 and 2015 follows:

	2017	2016	2015

Adminstrative services only contracts	$—	$138,620	$387,558
OSA-related	564,117	70,899	50,470

Total	$564,117	$209,519	$438,028

Results of Operations

2017 vs. 2016

Revenues and Costs of Goods sold

Revenues for the fiscal year ended December 31, 2017, were $564,117 compared to revenues of $209,519 for the comparable period ending December 31, 2016 as follows:

A quantitative summary of our revenues by source category for 2017 and 2016 follows:

	2017	2016

Adminstrative services only contracts	$—	$138,620
OSA-related	564,117	70,899

Total	$564,117	$209,519

ASO

The Company eliminated its ASO operations in its entirety during 2016. There was no revenue from these services in 2017.

OSA-related

OSA services increased to $564,117 in 2017 from $70,899 in 2016 due to the growth in the number of contracts that the Company had due to an enhanced marketing effort, including extensive travel.

Cost of revenues rose from $47,017 to $286,332. Gross margin percentage rose from 34% to 49% due to the establishment of more profitable contract terms.

Selling, general and administrative expense

Selling, general and administrative expense in total was as follows:

2017	$4,708,931
2016	3,573,448
Difference	$1,135,483
Percentage Change	32%

We evaluate selling, general and administrative expenses at the Parent company level as well as at our PVMS subsidiary. Selling, general, and administrative expenses at the Parent company level include overhead, the cost of being a public entity and the remnants of our ASO business. Selling, general, and administrative expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses is as follows:

	2017	2016	Difference

Parent	$3,233,457	$3,120,092	$113,365
PVMS	1,475,474	453,356	1,022,118

Total selling, general and administrative	$4,708,931	$3,573,448	$1,135,483

Parent Company level

	2017	2016	Difference

Executive compensation and payroll related	$2,441,316	$2,473,877	$(32,561)
Travel expense	22,917	24,832	(1,915)
Professional fees	461,880	323,079	138,801
Board of Directors fees	150,000	150,000	—
Rent expense	95,086	100,560	(5,474)
Insurance expense	—	(38,773)	38,773
Other	62,258	86,517	(24,259)

Total selling, general and administrative	$3,233,457	$3,120,092	$113,365

Explanations of variations by line item follow:

Executive compensation and payroll related expenses decreased $32,561. These expenses include contracted services which had often been done by managers of the company. The slight decrease was due to the mix of contractors and employees in the two periods

Travel expense was flat between the two periods as travel was minimized due to the phasing-out and ultimate elimination of ASO contracts.

Professional Fees increased $138,801. Approximately $90,000 of the increase was due to increased accounting expenses, and $45,000 was due to increased legal fees. Legal fees increased due to increased litigation expenses. See Item 3 in Part I for more detail.

Board of Directors Fees remained at $150,000 for the two periods.

Insurance Expense in 2016 had a credit due to a reimbursement for overbilling in 2015. Due to the elimination of ASO operations, there was no insurance expense in 2017.

PVMS Subsidiary

	2017	2016	Difference

Executive compensation and payroll related	$504,698	$116,630	$388,068
Travel expense	632,428	200,946	431,482
Professional fees	51,662	5,467	46,195
Advertising	82,919	—	82,919
Other, mostly home office	203,767	130,313	73,454

Total selling, general and administrative	$1,475,474	$453,356	$1,022,118

Payroll related expenses increased $388,068. As the Company began to expand operations, they hired four sales professionals and four supporting back office staff, whose expense was not outstanding for the entire period in 2016.

Travel expense was $431,482 higher due to the fact that the sales force is constantly traveling to trade shows and to visit existing and potential customers. The sales force and supporting forces were not fully intact during 2016.

Professional Fees increased $46,195 mostly due to consultants.

Advertising increased $82,919 due to attendance at trade shows and magazine product placements in trade journals.

Other Income (Expense) components changed as follows:

Interest expense between 2017 and 2016 was basically the same.

	2017	2016	Difference

Non-related party	$825,645	$842,246	$(16,601)
Related party	615,938	622,208	(6,270)

Total interest	$1,441,583	$1,464,454	$(22,871)

The impact of two legal settlements in 2017 was ($17,031). In 2016, there was a gain of $339,900 in 2016 due to a legal settlement. See Note 13 to the financial statement for explanations of this gain

2016 vs. 2015

Revenues for the fiscal year ended December 31, 2016, were $209,519 compared to revenues of $438,028 for the comparable period ending December 31, 2015 as follows:

A quantitative summary of our revenues by source category for 2016 and 2015 follows:

	2016	2015

Administrative services only contracts (ASO)	$138,620	$387,558
OSA-related	70,899	50,470

Total selling, general and administrative	$209,519	$438,028

ASO

The Company phased out and ultimately eliminated its ASO operations in its entirety during 2016. The operation was intact for all of 2015.

OSA-related

OSA-related revenue increased to $70,899 in 2016 from $50,470 in 2015. This product line was still in its beginning stages in both years.

Cost of revenues sold rose from $10,366 in 2015 to $47,017 in 2016. Gross margin percentage decreased from 79% in 2015 to 34% in 2016.

Selling, general and administrative expense

Selling, general and administrative expense in total was as follows:

2016	$3,573,448
2015	3,390,618
Difference	$182,830
Percentage change	5.39%

We evaluate selling, general and administrative expenses at the Parent company level as well as at our PVMS subsidiary. Selling, general and administrative expenses at the Parent company level include overhead, the cost of being a public entity and the remnants of our ASO business. selling, general and administrative expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses is as follows:

	2016	2015	Difference

Parent	$3,120,092	$3,391,368	$(271,276)
PVMS	453,356	(750)	454,106

Total selling, general and administrative	$3,573,448	$3,390,618	$182,830

Parent Company Level

	2016	2015	Difference

Executive compensation and payroll related	$2,473,877	$2,475,987	$(2,110)
Travel expense	24,832	211,550	(186,718)
Professional fees	323,079	110,311	212,768
Board of Directors fees	150,000	300,000	(150,000)
Rent expense	100,560	79,715	20,845
Total insurance expense	(38,773)	110,499	(149,272)
Other	86,517	103,306	(16,789)

Total selling, general, and administrative	$3,120,092	$3,391,368	$(271,276)

Executive compensation and payroll related expenses decreased $102,910. Accruals in 2015 were slightly higher due to payment of salary past due.

Travel expense decreased $186,718 due to the phasing out of the ASO product line. Most travel was done at the subsidiary level.

Professional Fees increased $212,768 mostly due to enhanced legal fees as a result of increased litigation.

Board of Directors Fees decreased $150,000 due to accruals of Board fees for prior years.

Rent Expense was higher due to an escalation clause at the Tampa facility.

Insurance Expense had been overcharged in 2015. A credit was received for the 2016 period.

PVMS Subsidiary Level

	2016	2015	Difference

Executive compensation and payroll related	$116,630	$—	$116,630
Travel expense	200,946	—	200,946
Professional fees	5,467	—	5,467
Other	130,313	(750)	131,063

Total selling, general, and administrative	$453,356	$(750)	$454,106

Operations at PVMS as a separate subsidiary had not really begun until 2016.

Other Income (Expense) components changed as follows:

Interest expense increased $92,490 from $1,371,964 to $1,464,454 as follows:

	2016	2015	Difference

Non-related party	$842,246	$748,241	$94,005
Related party	622,208	623,723	(1,515)

Total interest	$1,464,454	$1,371,964	$92,490

Increases were due to issuances of new debt throughout 2015 and 2016 at our PVMS subsidiary.

Legal settlement was a gain of $339,900 in 2016 primarily due to a legal settlement. See Note 13 to the financial statements for explanations of this gain. There was no comparable gain in 2015.

During 2015, the Company had a gain of $773,402 on forgiveness of outstanding indebtedness. There was no comparable gain in 2016.

Liquidity and Capital Resources

During the years ended December 31, 2017, 2016 and 2015, we funded our operations from revenues and private borrowings. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

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

Revenue recognition. Revenue under our contractual agreements to provide pharmacy management services to subscribing members is earned regardless of services actually provided and, therefore, recognized monthly based on the number of qualified members. The information regarding qualified members is supplied by our clients subject to our periodic review of their member eligibility records and other reported information to verify its accuracy and determine the amount of revenue to be recognized.

Income taxes. Computing our provision for income taxes involves significant judgement and estimates particularly in relation to the determination of a valuation allowance for deferred tax assets (primarily from net operating loss carry forwards). See Note 15 to the consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards Update - During the years ended December 31, 2017, 2016, and 2015, various new ASUs were issued by the Financial Accounting Standards Board (FASB). Management has determined based on their review that the following new ASUs issued prior to or during the fiscal year ended December 31, 2015 and 2014 will be applicable to the Company. As new ASUs are released, Management will assess if they are applicable and, if they are applicable, the effect will be included in the notes to the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity that either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of nonfinancial assets, except for insurance contracts and lease contracts, to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” to defer the effective date of ASU 2014-09. Public entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period or as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. Management has determined that the adoption of this guidance will have an impact on the financial statements and notes thereto and is determining the impact it will have/

During 2016, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, “Revenue from Contracts with Customers,” which provides additional clarification to the original “Revenue from Contracts with Customers” ASU 2014-09. The following is a summary of each ASU.

ASU 2016-08 – Clarifies the implementation guidance of principal versus agent considerations.

ASU 2016-10 – Clarifies the identifying of a performance obligation and the licensing implementation guidance.

ASU 2016-12 – Clarifies the guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contract modifications at transition.

The effective date of the ASU is the same as ASU 2014-09, which was deferred in August 2015. For public business entities, certain not-for-profit entities, and certain employee benefit plans, the effective date is for reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date for all other entities is for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Management has determined that the adoption of this guidance will have an impact on the financial statements and notes thereto and is determining the impact it will have.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which significantly changes the accounting for a lessee. Under previous guidance, lessees did not have to record a lease it designated as operating on its balance sheet. Under the new guidance, a lessee must record a liability for lease payments (referred to as the lease liability) and an asset for the right to use the leased asset during the lease term (referred to as the right of use asset) for all leases, regardless of whether they are designated as finance or operating leases. If a lessee has a lease with a term of 12 months of less, it may make an accounting policy election (by leased asset class) not to recognize lease assets or lease liabilities. This election generally requires the lessee to recognize lease expense on a straight-line basis over the lease term. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 for public entities, not-for-profit entities that have issued (including conduit bond obligors) securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and employee benefit plans that file financial statements with the United States Securities and Exchange Commission (SEC). All other entities must apply the ASU to annual periods beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Any entity may early adopt the ASU. Management has determined that when this guidance is adopted the impact will be properly reflected in the financial statements and notes thereto. Management has determined that the adoption of this guidance will not have any impact on the financial statements and notes thereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material exposure to changing interest rates as the interest rates on our short term and long-term debt are fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes and our investments are generally limited to cash deposits.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Our audited financial statements may be found beginning on Page 89, appearing elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of Advanzeon Solutions Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the periods covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Financial Officer (“CFO”). Based upon this evaluation of our disclosure controls and procedures, it was concluded that during the period covered by this report, such disclosure controls and procedures were not optimally effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

To address these weaknesses, management plans to hire and designate an individual responsible for identifying reportable developments and to implement procedures designed to remedy material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remedied until applicable controls have operated for a sufficient period of time and management has concluded that these controls are operating effectively.

Our CFO, who is also a member of our Board of Directors, was appointed CFO in April 2018. He will directly oversee our efforts to remedy material weaknesses. Additionally, in January 2018, we retained the services of an outside accounting firm (“Outside Accountant”) to work with our CFO in the implementation of the remedial process. Our CFO does not maintain an office in the Company, and we do not compensate him for his services.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, 2016 and 2017. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our CFO concluded that, as of December 31, 2017, our internal controls over financial reporting were not optimally effective in the specific areas described in the paragraphs below.

As of December 31, 2015, 2016 and 2017, our current CFO identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

●	Policies and Procedures for the Financial Close and Reporting Process – During the period of this report, the Company’s policies or procedures did not clearly define the roles in the financial reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having clear policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

●	Representative with Financial Expertise – For the years ended December 31, 2015, 2016, 2017, the Company did not continuously have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. Failure to have, continuously, an employee with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

As a result of our retaining the services of an Outside Accountant in January 2018 and appointing an internal Company employee to interface with the Outside Accountant, we have instituted the following policies and procedures designed to address the material weaknesses cited above.

●	All billing invoices prepared by the billing department are sent to the Outside Accountant for review and approval before sending out to the customer.

●	Copies of all incoming payable invoices are sent to the Outside Accountant for review, approval and data entry into the accounting system. That way Corporate Office has the originals and the outside accountants have duplicate copies. Accounts Payable Aging Report is sent once a week from the Outside Accountants to the Corporate office. The Corporate office, along with Outside Accountants, decide on which bills to pay weekly. Electronic payments have a duel control approval system (one person is initiating the payment and another person is approving the payment).

●	Paperwork on all customer invoices, credit card payments and check payments received at Corporate are copied and forwarded to Outside Accountants. Customer invoices are recorded daily. Customer payments received are recorded daily. Customer payments are reconciled with the bank on a daily basis. Aged Accounts Receivable Reports are sent to Corporate by the Outside Accountants with suggestions on a regular basis.

●	All bank accounts are reconciled monthly.

●	Financial Statements are prepared and reviewed monthly.

The Company plans to further augment its addressing of material weaknesses, on an as-needed basis, by hiring additional accounting personnel once its initial corrective steps have been fully implemented, tested and found to be effective.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2018. Each director is serving a term that will expire at our next shareholder meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position

Clark A. Marcus	76	Chairman of the Board, Chief Executive Officer and Director
Mark T. Heidt	65	President, Director
James L. Koenig	71	Director, Audit Committee Chairman and Compensation and Stock Option Committee
Arnold B. Finestone, Ph.D.	89	Member, Director and Compensation and Stock Option
Sharon Kay Ray	61	Committee Member, Director, Audit Committee Member, and Compensation and Stock Option Committee
Arthur K. Yeap	62	Chairman
Stephen M. Kreitzer	72	Director

CLARK A. MARCUS

Clark A. Marcus was appointed as our Co-Chief Executive Officer, a director and Chairman of the Board on May 11, 2009. In September 2010, he assumed the position of sole Chief Executive Officer. Mr. Marcus was formerly Chairman and Chief Executive Officer of Core from September 2008 to January 2009. Prior to that, he was a founder, Chairman and Chief Executive Officer at The Amacore Group, Inc., a public company and marketer of healthcare related memberships, from September 1993 to August 2008. Mr. Marcus has been a practicing attorney since 1968 and was a senior partner in the New York law firms of Victor & Marcus and Marcus & Marcus. He currently serves on the U.S. Chamber of Commerce Corporate Leadership Advisory Council. He is a Board member of America’s Agenda. He is a director of Document Security Systems, Inc., a New York Stock Exchange listed company. Mr. Marcus contributes to the Board of Directors through his unique expertise in the healthcare industry, legal expertise, decades of experience in building and operating companies as well as proven leadership skills in guiding public companies.

ARNOLD B FINESTONE, Ph.D.

Arnold B. Finestone was appointed to our Board of Directors on January 21, 2009. He is a business management consultant and formerly served on the Board of Directors of The Amacore Group, Inc., a public company and marketer of healthcare related memberships. He has served on the Boards of public companies and start-up business ventures since 1985. From 1982 to 1985, he was President of Dartco, Inc., a subsidiary of Dart & Kraft Inc., which was engaged in marketing and manufacturing of high-performance engineering plastics for consumer, industrial, and military uses. From 1970 to 1982, he served as Executive Vice President of the Chemical–Plastics Group of Dart Industries and Dart & Kraft, Inc. From 1957 to 1970, he was Vice President and Director of Planning, Development and Marketing for Foster Grant, Inc. Dr. Finestone’s qualifications to sit on our Board of Directors include his financial expertise, which qualify him as our “Audit Committee Chairman and “financial expert,” and his extensive governance and executive experience, including executive level roles in complex organizations. In April 2018, Mr. Finestone was appointed as our Chief Financial Officer. We do not compensate Mr. Finestone for his services as our CFO. He does not maintain an office at the Company.

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

ARTHUR K. YEAP

Arthur K. Yeap joined our Board of Directors on January 21, 2009. Since 1983, Mr. Yeap has served as Chief Executive Officer of Novo Group, consultants and manufacturers in the USA and Asia of audio, green lighting and LED Display products for professional use. He also has been a principal investigator on the staff of the University of California at Berkeley, engaged in research in perception and hearing for advanced military and consumer uses of the Internet. From 1996 to 1999, he was Director of Marketing, Consumer Products, for ITV Corporation. From 1995 to 1996 Mr. Yeap was Chief Engineer for WYSIWYG Networks. Mr. Yeap was a member of the Board of Directors of the Golden Gate Regional Center, which provides services and state funding for the mentally handicapped from 1992-1996 and served as its Chairperson from 1996-1997. He served on the Board of Trustees of Grace Cathedral in San Francisco and is currently on the Board of Clausen House in Oakland, a nonprofit agency serving individuals with special needs. Mr. Yeap provides valuable managerial knowledge to the Board of Directors as well as experience in strategic product development and operations, with a focus on information technology and systems.

STEPHEN M. KREITZER, M.D.

Dr. Kreitzer, joined our Board in March 2018. He is a graduate of the Albert Einstein College of Medicine of the Yeshiva University, completed his fellowship training at the Harvard Medical School. He is Board Certified in Internal Medicine, Pulmonary Medicine and Sleep Medicine and has been in practice for over 30 years in Tampa, Florida. Dr. Kreitzer currently serves as the Medical Director of the Sleep Laboratory at Memorial Hospital of Tampa, as well as the Chief of Pulmonary Medicine. He has previously been Chief of Pulmonary Medicine at St. Joseph’s Hospital in Tampa. He chairs the Medical Ethics Committee at Memorial Hospital and previously served on the Board of Censors of the Hillsborough County Medical Association. He also served as a Major in the United States Air Force and has conducted over 100 clinical FDA approved trials besides authoring numerous articles in his field. Dr. Kreitzer has been voted “Top Doctor” by his peers in both sleep medicine and pulmonary medicine in the Tampa-St. Petersburg-Clearwater Florida area for 2016 and 2017. Dr. Kreitzer brings to the Board of Directors his considerable knowledge and experience in the treatment of sleep apnea. Dr. Kreitzer also services as our Medical Director.

MARK T. HEIDT

Mr. Heidt joined our Board of Directors in September 2014. Prior to his appointment; he served as a consultant to the Company since January 2014. Prior to that time, he was the owner and manager of BEC Worldwide, LLC, a national advertising, marketing and management company. Mr. Heidt contributes to the Board with over thirty years of experience in mass marketing, media placement and advertising placement with a specialty in infomercial design.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director or greater than 10% stockholder of our outstanding common stock must file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely upon a review of Section 16(a) reports furnished to us, we believe all such entities or persons subject to the Section 16(a) reporting requirements have complied with applicable filing requirements during 2014, with the exception of the following:

Dr. Stephen Kreitzer, a Director, was issued a convertible promissory note and common stock purchase warrants on June 6, 2018. He filed his Form 4 on June 13, 2018.

On July 11, 2018, Clark A. Marcus, our CEO and Mark Heidt, our President were each granted warrants in lieu of compensation. Clark A. Marcus filed his Form 4 on January 18, 2019 and Mark Heidt filed his Form 4 on January 14, 2019.

Board Leadership Structure

Our Board is led by its Chairman, Mr. Clark A. Marcus, who is also CEO of the Company. We believe that having our CEO serve as Chairman of the Board provides us with unified leadership and direction and strengthens the ability of the CEO to develop and implement strategic initiatives and respond efficiently to various situations. The Board is aware of the potential conflicts that may arise when an insider chairs the Board but believes any such conflicts are offset by the fact that independent directors comprise a majority of the Board and each of its committees. The committees facilitate deeper analysis of various matters and promote regular monitoring of our activities in their advisory role to the Board. At present, the Board believes that its current structure effectively maintains independent oversight of management and that having an independent director as Chair is unnecessary. The Board has the ability to quickly adjust its leadership structure should business or managerial conditions change.

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

Compensation and Stock Option Committee

The purpose of the Compensation and Stock Option Committee is to determine, or recommend to the Board for determination, the direct and indirect compensation of the CEO and all other officers and to administer any incentive compensation plans from which stock options and other stock based awards may be granted.4, The Compensation and Stock Option Committee of our Board consisted of Arthur K. Yeap (Chairman), Sharon Kay Ray, and Arnold B. Finestone.

Compensation Consultants

We did not use any compensation consultants during 2015, 2016, or 2017.

Indemnification matters

In connection with our indemnification program for executive officers and directors, Mr. Marcus as well as eleven former key management employees, directors, or subsidiary directors, 26 former directors, and 19 former officers, are entitled to indemnification pursuant to Indemnification Agreements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers for 2015, 2016 and 2017 fiscal years.

Principal Position	Year	Salary ($) (1)

Clark A. Marcus	2015	$1,619,143
Chairman of the Board and	2016	$1,862,014
Chief Executive Officer (2)	2017	$2,141,316

Mark T. Heidt	2015	$300,000
President (2)	2016	$300,000
	2017	$300,000

Gerald T. Smith	2015	$206,250
Director and Director,	2016	$275,000
Chief Operating Officer (3)	2017	$275,000

(1) Amounts represent salary earned, which may have been paid during the year indicated or deferred until a future year.

(2) In July 2018, Mr. Marcus and Mr. Heidt both agreed to reduce their annual base compensation and to accept common stock purchase warrants in lieu of their respective cash compensation for 2018. Mr. Marcus agreed to an annual base compensation of $200,000. Mr. Heidt agreed to an annual base compensation of $125,000. The warrants have a term of five years and an exercise price that is fifty percent above the closing bid price as of the Company’s Common Stock as of July 11, 2018.

(3) Mr. Smith became a director and our Chief Operating Office in March 2015. He resigned both positions in May 2018. Mr. Smith agreed to accept 713,000 common stock purchase warrants in lieu of the accrued compensation owed to him.

Executive Employment Agreements

Chairman and Chief Executive Officer

On May 11, 2009, we executed an employment agreement with our Chairman of the Board and CEO, Clark A. Marcus. Mr. Marcus’ employment contract has a term of three years and includes an initial base salary of $700,000 per annum. As of December 31, 2014, the base salary for Mr. Marcus was $1,377,686. This compensation may, at our election, be accrued, in whole or in part, until such time as we receive financing and/or generate sufficient cash flows with which to pay Mr. Marcus his stated compensation, after the payment of our operating expenses. At December 31, 2017, we had accrued approximately $7,883,802 of compensation and bonuses to Mr. Marcus.

Upon execution of the agreement in 2009, Mr. Marcus was paid an $80,000 signing bonus. In addition, Mr. Marcus is entitled to receive a special annual bonus in an amount equal to one percent of our pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus, an additional sum equal to two percent of our pre-tax profits for all sums over $1,000,000. Mr. Marcus may also receive a bonus determined at the discretion of the Board of Directors.

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

In the event Mr. Marcus’ employment is terminated without cause, or Mr. Marcus terminates his employment within 12 months from a change in control, we will pay to Mr. Marcus a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Marcus through five full years of compensation from the date of termination. In July 2018, Mr. Marcus agreed to reduce his annual base compensation to $200,000. He also agreed to accept 1,250,000 common stock purchase warrants in lieu of his 2018 compensation.

President

Mr. Mark Heidt was appointed President in September 2014 and entered into an employment agreement at that time. The term is one year with automatic one year renewals unless sooner terminated by either party upon 120 days’ notice. The annual compensation is $300,000. In July 2018, Mr. Heidt agrees to reduce the annual compensation to $125,000. He also agreed to accept 781,000 common stock purchase warrant in lieu of his 2018 compensation. At December 31, 2017, we had accrued approximately $1,200,000 in compensation to Mr. Heidt.

Outstanding Equity Awards at Year-End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2017.

	Number of shares underlying unexercised options, warrants
Name	Excercisable (#)	Unexercisable (#)	Option of Warrant Exercise Price ($)	Option or Warrant Expiration Date

Clarck A. Marcus (1)	6,500,000	—	$0.25	11/21/2021
	2,950,000	—	$0.06	12/31/2020
	1,000,000	—	$0.25	11/21/2021
	5,000,000	—	$0.06	4/30/2020

Mark T. Heidt (2)	1,000,000	—	$0.06	4/28/2020

James L. Koenig	1,500,000	—	$0.06	12/31/2018

Total	17,950,000

(1) In July 2018, Mr. Marcus was granted 1,250,000 common stock purchase warrants. The warrants have a term of five years and the excerize price of $0.24.

(2) In July 2018, Mr. Heidt was granted 781,000 common stock purchase warrants. The warrants have a term of five years and the exercise price is $0.24.

Director of Compensation

The following table provides information regarding compensation earned by non-employee directors during years ended December 31, 2017, 2016, and 2015.

	Year	Fees Earned (1)

Arnold B. Finestone, Ph.D.	2017	$90,000.00
	2016	$90,000.00
	2015	$90,000.00

Sharon Kay Ray	2017	$30,000.00
	2016	$30,000.00
	2015	$30,000.00

Arthur K. Yeap	2017	$30,000.00
	2016	$30,000.00
	2015	$30,000.00

(1) Amounts represent fees earned for services as a director on our Board of Directors and as a member of one or more Board committees. Three of our directors are paid a monthly fee. Dr. Finestone is paid $7,5000 per month, Ms. Ray is paid $2,5000 per month and Mr. Yeap is paid $2,5000 per month. Mr. Joshua Smith, a former director, was paid $8,000 per month. Each of the above-named persons agreed in October 2013, to wavier on payments by the Company of any existing accrued fees and/or future fees until further notice. As of December 31, 2017, the total amount of accrued compenstation for all of the individuals was $600,000.

Member of the Board of Directors who are also executive officers or employees of the Company receive no compensation for serving as directors.

Members of the Board of Directors who are also executive officers or employees of the Company receive no compensation for serving as directors. Outstanding stock option and warrant awards for each non-employee director as of December 31, 2017 are as follows:

	Number of shares underlying unexercised options, warrants
Name	Options (#)	Warrants (#)

Arnold B. Finestone, Ph.D.	1,025,000	2,000,000
Sharon Kay Ray	775,000	—
Arthur Yeap	775,000	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2017, the name, address, stock ownership and voting power of each person or group of persons known by us who is not a director or a named executive officer of the Company to own beneficially more than five percent of the outstanding shares of our common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name and Address of Beneficial Owner	Common stock owned directly	Common stock acquirable (1)	Total common stock beneficially owned		Percent of Voting Common Stock Outstanding

Howard Jenkins	26,885,714	9,000,000	35,885,714	(2)	47.42%
c/o Advanzeon Solutions, Inc.
2901 W. Busch Blvd., Suite 701
Tampa, Florida 33618

Bernard C. Sherman	0	14,712,500	14,712,500	(3)	18.08%
150 Signet Dr.
Weston, Ontario Canada M9L 1T9

Lloyd I. Miller	602,100	5,121,100	5,723,100	(4)	7.51%
222 Lakeview Ave., Suite 100-365
West Palm Beach, Florida 33401

Benjamin B. West	4,000,000	50,000	4,050,000	(5)	6.07%
c/o Advanzeon Solutions, Inc.
2901 W. Busch Blvd, Suite 701
Tampa, Florida 33618

Joshua I. Smith	1,922,829	2,525,000	4,447,829	(6)	6.78%
c/o Advanzeon Solutions, Inc.
2901 W. Busch Blvd, Suite 701
Tampa, Florida 33618

(1)	Includes common stock acquirable through the conversion of equity instruments convertible into common stock and the exercise of options and warrants to acquire common stock.

(2)	Information obtained from Form 13D/A dated June 4, 2010, filed on July 29, 2010 and Company records.

(3)	Information obtained from Form 13G/A dated November 14, 2011, filed on December 9, 2011 and Company records.

(4)	Information obtained from Form 13G/A dated February 5, 2015, filed on February 5, 2015. Of the 5,162,600 shares beneficially owned, Mr. miller has sole voting and investment power over 4,790,808 shares and shared voting and investment power over 371,792 shares.

(5)	Information obtained from Form 13G/A dated December 31, 2011, filed on February 14, 2012.

(6)	Information obtained from Company records. Does not include 5,000,000 shares obtainable from the conversion of the 50 shares of the Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock vests in 10 years from the date of grant. Early vesting can occur if (a) the Grantee’s service as a member of the Board of Directors is terminated by the Company, or (b) by mutual agreement between the Company and the Grantee, or (c) by the Grantee for Good Reason, which is defined to mean without the Grantee’s express written consent, a material breach of any material provision of any agreement between the Company or a successor and the Grantee which breach is not cured within 30 days after notice, or (d) due to the Grantee’s death or disability before the vesting date.

Security Ownership of Management

The following table sets forth, as of December 31, 2018, information concerning the beneficial ownership of our common stock by each director of the Company and the named executive officers and all directors and executive officers as a group. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has, or shares, the power to vote such securities or to direct their investment. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name of Beneficial Owner	Shares Benefically Owned	Percent of Common Stock Outstanding

Clark A. Marcus (1)(6)	16,777,000	20.00%
Arnold B. Finestone, Ph.D. (2)(6)	3,102,171	4.65%
Sharon Kay Ray (3)(6)	1,175,000	1.74%
Arthur K. Yeap (3)(6)	1,175,000	1.74%
Mark T. Heidt (4)	1,000,000	1.47%
James L. Koenig (5)	1,600,000	2.34%
Stephen M. Kreitzer, M.D. (7)	1,200,000	1.76%

All directors and named executive officers as a group (7 persons)	26,029,171	33.70%

(1)	Includes 70,000 shares of common stock held directly, 1,000,000 shares subject to options that are presently exercisable, and 15,700,000 million shares acquirable with warrants that are presently exercisable. Of this amount, 4,000,000 warrants that were to expire June 30, 2015, were extended in April 2015, until December 31, 2018. Does not include 10,000,000 shares obtainable from the conversion of 100 shares of the Series D Convertible Preferred Stock. Does not include 1,259,000 warrants granted in July 2018.

(2)	Includes 1,025,000 shares subject to options that are presently exercisable, 2.0 million shares acquirable with a warrant that is presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible. Does not include 5,000,000 shares obtainable from the conversion of 50 shares of the Series D Convertible Preferred Stock.

(3)	Includes 322,829 shares of common stock held directly, 775,000 shares subject to options that are presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible. Does not include 2,500,000 shares obtainable from the conversion of 25 shares of the Series D Convertible Preferred Stock.

(4)	Represents warrants to purchase common stock. Does not include 781,250 warrants granted in July 2018.

(5)	Represents warrants to purchase common stock.

(6)	The Series D Convertible Preferred Stock vests in 10 years from the date of grant. Early vesting can occur if (a) the Grantee’s service as a member of the Board of Directors is terminated by the Company, or (b) by mutual agreement between the Company and the Grantee, or (c) by the Grantee for Good Reason, which is defined to mean without the Grantee’s express written consent, a material breach of any material provision of any agreement between the Company or a successor and the Grantee which breach is not cured within 30 days after notice, or (d) due to the Grantee’s death or disability before the vesting date.

(7)	Appointed as a Director on April 26, 2018. Represents warrants to purchase common stock. Does not include a convertible promissory note in the principle amount of $100,000. At the option of the holder all or any part of the principle and any unpaid interest may be converted into shares of our common stock. The conversion rate shall be the lessor of (i) 15% below the average daily closing bid price of our common stock for the immediately preceding twenty business days or (ii) $0.11.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In connection with an employment agreement with our Chairman and CEO, Clark A. Marcus, we have accrued compensation and bonuses payable to Mr. Marcus of approximately $7,883,802 as of December 31, 2017

One of our independent sales agents is the son of our Chief Executive Officer. He is paid a monthly amount and is entitled to earn a commission on his sales. In 2016, his total compensation was $9,200. In 2017, his total compensation was $47,703. He currently is paid $4,333 per month. We use the services of the daughter of our Chief Executive Officer for marketing purposes. In 2016, her total compensation was $900. In 2017, her total compensation was $25,000. She is currently paid $2,500 per month. In January 2018, we began using the services of an accounting firm owned by the brother of our Chief Executive Officer. We pay the firm $7,000 per month.

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

The following is a list of individuals that served as a director at any point during the period covered by this Annual Report on Form 10-K and that were considered independent:

Arnold B. Finestone (1)
Sharon Kay Ray
Arthur K. Yeap

(1) Mr. Finestone was appointed our Chief Executive Officer in July 2018.

There were no transactions, relationships, or arrangements considered by the Board of Directors in determining that a director is independent other than those described immediately above under the caption “Transactions with Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Audit and Related Fees

The firm of Louis Plung & Company, LLP (“Louis Plung”) currently serves as our independent registered public accounting firm to perform audits and to prepare our income tax returns. The Audit Committee approved 100% of the services described below for audit fees.

Audit Fees. The aggregate fees billed by Louis Plung for services relative to audits of our annual consolidated financial statements conducted for 2017, 2016, and 2015 were $45,000 for 2015, $32,000 for 2016, and $32,000 for 2017.

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

PART IV

ITEM 15 EXHIBITS

(a)	1.	Consolidated Financial Statements - Included in Part II of this report:
		Report of Independent Registered Public Accounting Firm	89
		Consolidated Balance Sheets as of December 31, 2017, 2016; and 2015	90
		Consolidated Statements of Operations for the years ended December 31, 2017 2016, and 2015	92
		Consolidated Statements of Stockholders’ Equity Deficiency for the years ended December 31, 2017, 2016, and 2015	93
		Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015	94
		Notes to Consolidated Financial Statements	95

	2.	Consolidated Financial Statement Schedules: None.

	3.	Exhibits:

Exhibit Number	Description and Reference

3.0(i)	Certificate of Correction (filed herewith)

3.1	Amended and Restated Bylaws, as amended July 20, 2000. (4)

3.2	Amendment to Amended and Restated Bylaws, effective June 14, 2005. (3)

3.3	Amendment to Amended and Restated Bylaws, effective October 28, 2005. (8)

3.4	Amendment to Amended and Restated Bylaws, effective January 12, 2007. (13)

3.5	Certificate of Designation, Rights and Preferences of Series D Convertible Preferred Stock of the Company.(34)

3.6	Amendment to Amended and Restated Bylaws, effective May 11, 2009. (15)

3.7	Certificate of Designation, Rights and Preferences of Series C Convertible Preferred Stock.(34)

4.1	Form of Common Stock Certificate. (7)

4.2	Subscription Agreement dated February 23, 2009 between the Company and Howard M. Jenkins (18)

4.3	Subscription Agreement dated February 26, 2009 between the Company and Harry Ross (20)

4.4	Form of warrant to purchase Series D Preferred Stock issued by the Company on March 31, 2009 (14)

4.5	Form of warrant to purchase Series D Preferred Stock issued by the Company on May 13, 2009 (15)

4.6	Form of 10% Senior Promissory Note issued by the Company to Lloyd I. Miller, III (22)

4.7	Warrant to purchase Common Stock dated April 30, 2010 issued by the Company to Lloyd I. Miller, III (22)

4.8	Subscription Agreement dated April 14, 2010 between the Company and Howard Jenkins (23)

4.9	Convertible promissory note dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.10	Warrant to purchase Common Stock dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.11	Form of 10% Senior Promissory Note issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.12	Form of warrant to purchase Common Stock issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.13	Form of 10% Senior Promissory Note issued by the Company to the Schwarting Revocable Trust (24)

4.14	Form of warrant to purchase Common Stock issued by the Company to the Schwarting Revocable Trust (24)

4.15	Form of 10% Senior Promissory Note issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.16	Form of warrant to purchase Common Stock issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.17	Subscription Agreement dated July 27, 2010 between the Company and Howard Jenkins (26)

4.18	Form of warrant to purchase Common Stock dated June 30, 2010 issued by the Company to Clark Marcus and Giuseppe Crisafi (27)

4.19	Form of warrant to purchase Common Stock dated September 18, 2010 issued by the Company to MSO of Puerto Rico, Inc. (27)

4.20	Form of Subscription Agreement dated August 30, 2011 between the Company and Sherfam Inc. and two individuals. (30)

4.21	Form of Convertible Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.22	Form of Addendum to Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.23	Form of Warrant to Purchase Shares of Common Stock of the Company issued by the Company to Sherfam Inc. and two individuals. (30)

4.24	Loan Extension Agreement dated March 15, 2013 between the Company and Sherfam Inc. (33)

10.1	Form of Stock Option Agreement. *(1)

10.2	Advanzeon Solutions, Inc. 1995 Incentive Plan, as amended on November 17, 1998. (5)

10.3	Amended and Restated Non-Employee Directors’ Stock Option Plan. *(2)

10.4	Amendment No. 1 to Advanzeon Solutions, Inc. Amended and Restated Non-Employee Directors’ Stock Option Plan, effective as of March 23, 2006. * (9)

10.5	Advanzeon Solutions, Inc. 2002 Incentive Plan as amended. *(6)

10.6	Lease Agreement between Comprehensive Behavioral Care, Inc. and Highwoods/Florida Holdings, L.P., dated November 12, 2008. (11)

10.7	Merger Agreement, dated as of January 20, 2009, among Advanzeon Solutions, Inc., Advanzeon Acquisition, Inc. and Core Corporate Consulting Group, Inc. (12)

10.8	Employment Agreement dated March 5, 2009 between the Company and Robert J. Landis. *(13)

10.9	Employment Agreement dated May 11, 2009 between the Company and Clark A. Marcus. * (15)

10.10	Callable Convertible Promissory Note dated June 24, 2009 between Advanzeon Solutions, Inc. and Howard Jenkins (19)

10.11	Advanzeon Solutions, Inc. 2009 Equity Compensation Plan*(17)

10.12	Agreement of Exchange and Issuance of Senior Notes and Warrants dated April 30, 2010 between the Company and Lloyd I. Miller, III (22)

10.13	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the James A. & Rosemary L. Meyer Trust (24)

10.14	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the Schwarting Revocable Trust (24)

10.15	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 17, 2010 between the Company and the Linda S. Vogt Indenture Trust (25)

10.16	Agreement for the Provision of Services dated September 18, 2010 between Advanzeon de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (29)

10.17	Amendment effective May 10, 2011 to the Agreement for the Provision of Services dated September 18, 2010 between Advanzeon de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (33)

10.18	Second Amendment to the Agreement for the Provision of Services with an effective date of March 1, 2012, by and between Advanzeon de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. (31)

10.19	Third Amendment to the Agreement for the Provision of Services with an effective date of May 1, 2012, by and between Advanzeon de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. (32)

10.20	Lease between Twin Lakes Office Park and Advanzeon Solutions, Inc. dated May 23, 2014 (filed herewith)

14.1	Code of Business Conduct and Ethics (Revised). (10)

16	Letter dated November 19, 2010 from Kirkland, Russ, Murphy & Tapp. PA (“KRMT”) to the U.S. Securities and Exchange Commission stating its agreement with the Company’s statements made concerning KRMT in the Company’s Form 8-K disclosure under Item 4.01 “Changes in Registrant’s Certifying Accountant.” (28)

21.1	List of the Company’s active subsidiaries (filed herewith).

23.1	Consent of Louis Plung & Company dated January 29, 2019 (filed herewith).

31.1	Advanzeon Solutions, Inc. CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Advanzeon Solutions, Inc. CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Advanzeon Solutions, Inc. CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Advanzeon Solutions, Inc. CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Audit Committee Charter (33)

99.2	Compensation and Stock Option Committee Charter (33)

101	The following materials from Advanzeon Solutions, Inc.’s Annual Report on Form 10-K for the years ended December 31, 2015, 2016 and 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholder’s Equity Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 1988.

(2)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.

(3)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.

(4)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2000.

(5)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.

(6)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

(7)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.

(8)	Filed as an exhibit to the Company’s Form 8-K, dated November 3, 2005.

(9)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006.

(10)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.

(11)	Filed as an exhibit to the Company’s Form 8-K, dated November 12, 2008.

(12)	Filed as an exhibit to the Company’s Form 8-K, dated January 16, 2009.

(13)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.

(14)	Filed as an exhibit to the Company’s Form 8-K, dated March 31, 2009.

(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2009.

(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 17, 2009.

(17)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.

(18)	Filed as an exhibit to the Company’s Form 8-K, dated February 25, 2009.

(19)	Filed as an exhibit to the Company’s Form 8-K, dated June 24, 2009.

(20)	Filed as an exhibit to the Company’s Form 8-K/A, dated January 16, 2009 and filed April 6, 2009.

(21)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009.

(22)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.

(23)	Filed as an exhibit to the Company’s Form 8-K, dated June 10, 2010.

(24)	Filed as an exhibit to the Company’s Form 8-K, dated June 15, 2010.

(25)	Filed as an exhibit to the Company’s Form 8-K, dated June 22, 2010.

(26)	Filed as an exhibit to the Company’s Form 8-K, dated July 28, 2010.

(27)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2010.

(28)	Filed as an exhibit to the Company’s Form 8-K, dated November 19, 2010.

(29)	Filed as an exhibit to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2010.

(30)	Filed as an exhibit to the Company’s Form 8-K, dated August 30, 2011.

(31)	Filed as an exhibit to the Company’s Form 8-K, dated March 5, 2012.

(32)	Filed as an exhibit to the Company’s Form 8-K, dated June 25, 2012.

(33)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2012.

(34)	Filed as an exhibit to the Company’s Form 10-K for the years ended December 31, 2013 & 2014.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, January 29, 2019.

ADVANZEON SOLUTIONS, INC.

By:	/s/ CLARK A. MARCUS
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of January 29, 2019.

SIGNATURE	TITLE

/s/ CLARK A. MARCUS	Chief Executive Officer and Chairman (Principal Executive Officer)
Clark A. Marcus
Director, Chief Financial Officer and Chief Accounting Officer
/s/ ARNOLD B. FINESTONE, Ph.D.	(Principal Financial and Accounting Officer)
Arnold B. Finestone, Ph.D.

/s/ ARTHUR K. YEAP	Director
Arthur K. Yeap

/s/ SHARON KAY RAY	Director
Sharon Kay Ray

/s/ JAMES L. KOENIG	Director
James L. Koenig

/s/ MARK T. HEIDT	Director
Mark T. Heidt

/s/ STEPHEN M. KREITZER, MD.	Director
Stephen M. Kreitzer, M.D.

ADVANZEON SOLUTIONS, INC.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

December 31, 2017, 2016, and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Advanzeon Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanzeon Solutions, Inc. (the Company) as of December 31, 2017, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the three years in the period ended December 31, 2017, 2016 and 2015, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, 2016, and 2015, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, 2016, and 2015, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Louis Plung & Company

We have served as the Company’s auditor since 2018.

Pittsburgh, Pennsylvania

January 29, 2019

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2017, 2016, and 2015

ASSETS

	2017	2016	2015

CURRENT ASSETS
Cash	$18,200	$194,050	$13,846
Accounts Receivable	961	—	19,700
Other	62,833	97,582	8,748
Total Current Assets	81,994	291,632	42,294

NON-CURRENT ASSETS
Property and equipment, net	898	1,496	2,094
Total Non-Current Assets	898	1,496	2,094

TOTAL ASSETS	$82,892	$293,128	$44,388

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2017, 2016, and 2015

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	2017	2016	2015

CURRENT LIABILITIES
Notes payable:
Related parties	$3,019,923	$3,024,923	$3,057,253

Current portion of long-term debt	8,461,795	7,371,795	6,375,795
Account payable	946,841	876,157	819,855
Contingent liability	489,995	—	—
Accrued interest-related party	5,017,708	3,885,706	3,263,498
Other accrued expenses	13,170,753	10,268,313	7,125,654

Total current liabilities	31,107,015	25,426,894	20,642,055

Long-term debt, net of current portion	—	—	—

TOTAL LIABILITIES	31,107,015	25,426,894	20,642,055

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $50,000 per value, non-cumulative	—	—	—
Series C convertible, 14,400 shares authorized, 10,434 shares issued and outstanding	521,700	521,700	521,700
Other series, 978,600 shares authorized; 250 shares issued and outstanding	—	—	—
Common stock, $0.01 per value, 500,000,000 shares authorized; 63,063,685 shares issued and outstanding	630,637	630,637	630,637
Additional paid in capital	27,235,066	27,235,066	27,235,066
Accumulated deficit	(59,411,526)	(53,521,169)	(48,985,070)
Total stockholders’ deficiency	(31,024,123)	(25,133,766)	(20,597,667)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$82,892	$293,128	$44,388

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015

Revenues:
ASO revenues	$—	$138,620	$387,559
Obstructive sleep apnea (OSA) - related	564,117	70,899	50,470
Total revenues	564,117	209,519	438,029

Costs and expenses:
Costs of revenues	286,332	47,017	10,366
Selling, general and administrative	4,708,930	3,573,449	3,390,616
Depreciation and amortization	598	598	898
Total costs and expenses	4,995,860	3,621,064	3,401,880

Operating loss	(4,431,743)	(3,411,545)	(2,963,851)

Other income (expense):
Interest expense	(1,441,583)	(1,464,454)	(1,371,965)
Legal settlement (See Note 13)	(17,031)	339,900	—
Gain on forgiveness of debt	—	—	773,402
Total Other income (expense)	(1,458,614)	(1,124,554)	(598,563)
Income taxes	—	—	—
Net loss	$(5,890,357)	$(4,536,099)	$(3,562,414)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2017, 2016 and 2015

	Preferred Stock Number of Shares	Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid- in Capital	Accumulated Deficit	Total

Balance at December 31, 2014	10,434	$521,700	63,063,685	$630,637	$27,235,066	$(45,422,656)	$(17,035,253)

Net loss	—	—	—	—	—	(3,562,414)	(3,562,414)

Balance at December 31, 2015	10,434	521,700	63,063,685	630,637	27,235,066	(48,985,070)	$(20,597,667)

Net loss	—	—	—	—	—	(4,536,099)	(4,536,099)

Balance at December 31, 2016	10,434	521,700	63,063,685	630,637	27,235,066	(53,521,169)	$(25,133,766)

Net loss	—	—	—	—	—	(5,890,357)	(5,890,357)

Balance at December 31, 2017	10,434	$521,700	63,063,685	$630,637	$27,235,066	$(59,411,526)	$(31,024,123)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017, 2016, and 2015

	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,890,357)	$(4,536,099)	$(3,562,414)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	—	—	(773,402)
Depreciation expense	598	598	898
Changes in assets and liabilities:
Accounts receivable	(961)	19,700	251,759
Other current assets	34,749	(88,834)	114,247
Accounts payable	70,684	56,302	276,808
Accrued claims payable	—	—	(648,313)
Contingent liability	489,995	—	—
Accrued interest-related party	1,132,002	622,208	3,263,498
Other accrued expense	2,902,440	3,142,659	(407,680)
Net cash used in operating activities	(1,260,850)	(783,466)	(1,484,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	—	—	(1,341)
Net cash used in investing activities	—	—	(1,341)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	1,570,000	1,001,000	1,624,170
Repayment of notes	(480,000)	(5,000)	—
Notes payable, related party-net	(5,000)	(32,330)	16,848
Repayment of line of credit, net	—	—	(152,765)
Net cash provided by financing activities	1,085,000	963,670	1,488,253

Net (decrease)/increase in cash	(175,850)	180,204	2,313

Cash - Beginning of Year	194,050	13,846	11,533

CASH - END OF YEAR	$18,200	$194,050	$13,846

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Advanzeon Solutions, Inc. and its wholly-owned subsidiaries, each with their respective subsidiaries (collectively referred to herein as, the “Company”, “Advanzeon”, “we”, “us”, or “our”).

NOTE 2	SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Established in 1969, Advanzeon Solutions, Inc., (formerly Comprehensive Care Corp.) (“Advanzeon”, “we”, “Parent”, or the “Company”), through its wholly-owned subsidiary Pharmacy Value Management Solutions, Inc., and its wholly-owned subsidiaries during 2015, and partly in 2016, provided managed care services by acting as the administrator for certain administrative service agreements in the behavioral health and substance abuse fields. We primarily offered these services to commercial, Medicare, Medicaid, Children’s Health Insurance Program (“CHIP”) health plans, as well as self-insured companies. Our managed care operations consisted solely of servicing administrative service agreements. Starting in July of 2015, we implemented our comprehensive sleep apnea program, called “SleepMaster Solutions” ™. SleepMaster Solutions (“SMS”) utilizes an administrative system for the convenient identification/testing and therapy of Obstructive Sleep Apnea (“OSA”). We partnered with a national health care provider by initiating a sleep apnea wellness program whereby we screened, tested and when needed, offered a treatment programs for treating this disorder. We also contracted with a union to treat its driver members. Beginning in 2017, our only business was our SMS sleep apnea program.

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

Accounts Receivable - Accounts and notes receivable are carried net of an allowance at their estimated collectible value. Since customer credit is generally extended on a short-term basis, accounts receivable does not bear interest and are uncollateralized. We manage credit risk and determine necessary allowances by evaluating customers’ credit worthiness before extending credit and periodically for collectability, based primarily on customers’ past credit history and current financial conditions and general economic conditions, results of prior collection efforts, the relative strength of our relationship therewith and, in the event of a dispute, its legal position and the estimated cost of proposed collection proceedings. Management has not established a policy for when to charge off uncollectible accounts receivable or to use external collection agencies and makes such decisions on a case-by-case basis. The maximum losses that the Company would incur if a customer failed to pay would be limited to the carrying value of the receivable after any related allowances provided.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

Property and Equipment - Property and equipment (Note 4) is stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives ranging from 2 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

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

Due to the inherent nature of related party transactions, we have not attempted to estimate the fair value of liabilities payable to related parties of the Company. As such, promissory notes payable with carrying values of $3,019,923, 3,024,923 and $3,057,253, respectively, at December 31, 2017, 2016 and 2015, are excluded from the following table. The carrying amounts and estimated fair values of other financial instruments (all are liabilities) at December 31, 2017, 2016 and 2015, are as follows:

December 31,	2017		2016		2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Promissory notes	$6,318,779	$—	$5,228,779	$—	$4,232,779	$—
Convertible debt	372,000	—	372,000	—	372,000	—
Senior promissory notes	1,771,016	—	1,771,016	—	1,771,016	—
	$8,461,795	$—	$7,371,795	$—	$6,375,795	$—

Revenue recognition - Revenue under our contractual agreements to provide pharmacy management services to subscribing members is earned regardless of services actually provided and, therefore, recognized monthly based on the number of qualified members. The information regarding qualified members is supplied by our clients subject to our periodic review of their member eligibility records and other reported information to verify its accuracy and determine the amount of revenue to be recognized.

Cost of Revenues - Costs of revenues consist of two major components: claims costs and healthcare operating expense. Claims costs are recognized in the period in which an eligible member actually receives services and includes an estimate for costs of behavioral health services that have been incurred but not yet reported.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

Legal Defense Costs - We accrue an estimate of incurred legal defense costs to be incurred in connection with pending disputes and litigation matters as part of our estimated minimum probable losses (see Note 11).

Income Taxes - We are subject to the income tax jurisdictions of the U.S. and multiple state tax jurisdictions. However, our provisions for income taxes for 2015, 2016, and 2017 include only state income taxes (see Note 15).

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

Stock Options and Warrants - We grant stock options and warrants (see Note 12) to our employees, non-employee directors, note holders and certain consultants and clients allowing them to purchase our common stock pursuant to approved terms. The estimated value of the warrants issued with debt instruments is recorded as a discount on notes payable and amortized as interest expense over the term of the notes using the effective interest method.

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

The following table lists the assumptions utilized in applying the Black-Scholes valuation model for options and warrants.

	2017	2016	2015

Expected volatitily	160%	160%	160%
Expected life (in years) of options	2	3	4
Expected life (in years) of warrants	1/2	2/3	2/3
Risk-free interest rate range, options	1.5%	1.5%	1.5%
Risk-free interest rate range, warrants	1.5%	1.5%	1.5%
Expected divident yield	0%	0%	0%

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

PER SHARE DATA

For the periods presented, since losses would produce anti-dilution, no diluted loss per common share is presented. The following table sets forth the computation of basic loss per common share (amounts in thousands, except per share data):

	2017	2016	2015

Numerator:
Net loss attributable to common stockholders	$(5,890,357)	$(4,536,099)	$(3,562,414)
Denominator:
Weighted average common shares	63,063,685	63,063,685	63,063,685
Basic loss per share attributable to common stockholders	$(0.09)	$(0.07)	$(0.06)

Recent Accounting Standards Update - During the years ended December 31, 2017, 2016, and 2015, various new ASUs were issued by the Financial Accounting Standards Board (FASB). Management has determined based on their review that the following new ASUs issued prior to or during the fiscal year ended December 31, 2015 and 2014 will be applicable to the Company. As new ASUs are released, Management will assess if they are applicable and, if they are applicable, the effect will be included in the notes to the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity that either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of nonfinancial assets, except for insurance contracts and lease contracts, to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” to defer the effective date of ASU 2014-09. Public entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period or as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. Management has determined that the adoption of this guidance will have an impact on the financial statements and notes thereto and is determining the impact it will have.

During 2016, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12, “Revenue from Contracts with Customers,” which provides additional clarification to the original “Revenue from Contracts with Customers” ASU 2014-09. The following is a summary of each ASU.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

ASU 2016-08 – Clarifies the implementation guidance of principal versus agent considerations.

ASU 2016-10 – Clarifies the identifying of a performance obligation and the licensing implementation guidance.

ASU 2016-12 – Clarifies the guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contract modifications at transition.

The effective date of the ASU is the same as ASU 2014-09, which was deferred in August 2015. For public business entities, certain not-for-profit entities, and certain employee benefit plans, the effective date is for reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The effective date for all other entities is for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Management has determined that the adoption of this guidance will have an impact on the financial statements and notes thereto and is determining the impact it will have.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which significantly changes the accounting for a lessee. Under previous guidance, lessees did not have to record a lease it designated as operating on its balance sheet. Under the new guidance, a lessee must record a liability for lease payments (referred to as the lease liability) and an asset for the right to use the leased asset during the lease term (referred to as the right of use asset) for all leases, regardless of whether they are designated as finance or operating leases. If a lessee has a lease with a term of 12 months of less, it may make an accounting policy election (by leased asset class) not to recognize lease assets or lease liabilities. This election generally requires the lessee to recognize lease expense on a straight-line basis over the lease term. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 for public entities, not-for-profit entities that have issued (including conduit bond obligors) securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and employee benefit plans that file financial statements with the United States Securities and Exchange Commission (SEC). All other entities must apply the ASU to annual periods beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Any entity may early adopt the ASU. Management has determined that when this guidance is adopted the impact will be properly reflected in the financial statements and notes thereto.

NOTE 3	OTHER CURRENT ASSETS

Other current assets as of December 31, 2017, 2016, and 2015 consist of the following:

	2017	2016	2015

Prepaid accounting fees	$24,617	$76,717	$—
Prepaid rent	5,248	12,945	5,248
Security deposits	3,500	3,500	3,500
Due from related party	29,468	4,420	—
	$62,833	$97,582	$8,748

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at December 31:

	2017	2016	2015

Furniture and equipment	$2,992	$2,992	$2,992
Less accumulated depreciation and amortization	(2,094)	(1,496)	(898)
Property and equipment - net	$898	$1,496	$2,094

Depreciation expense for 2017, 2016 and 2015 is $598, $598, and $898, respectively.

NOTE 5	RELATED PARTY NOTES PAYABLE

The Company has received financing from Management to the Company as well as from members of our Board of Directors. These individuals are deemed to be related parties to the Company and their indebtedness must be disclosed separately.

As of December 31, 2017, 2016 and 2015, balances were as follows:

	2017	2016	2015

Related party notes payable	$3,019,923	$3,024,923	$3,057,253

Interest rates on the above balances were 24% per annum on $2,000,000 of the indebtness. Remaining interest rates varied between 7% and 15% on the remaining indebtedness.

NOTE 6	NOTES PAYABLE

As of December 31, 2017, 2016, and 2015, balances were as follows:

	2017	2016	2015

Notes payable	$8,461,795	$7,371,795	$6,375,795

Break-out of debt between the parent company and our subsidiary PVMS is as follows:

	2017	2016	2015

Advanzeon parent	$5,035,795	$5,515,795	$5,520,795

PVMS	3,426,000	1,856,000	855,000

	$8,461,795	$7,371,795	$6,375,795

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

At PVMS, the sum total of notes issued, and their dollar values were as follows:

	2017	2016	2015

Number of notes issued	39	27	13

Dollar value	$1,570,000	$1,001,000	$705,000

All notes are short-term in nature, one year maturity date. All debt issued has a stated interest rate of 12% per year, with the exception of one note which has a $50,000 face value and a stated interest rate of 15%.

A summary of notes by category is as follows:

	2017	2016	2015

Senior notes	$1,771,016	$1,771,016	$1,771,016
Convertible debt	372,000	372,000	372,000
Promissory notes	6,318,779	5,228,779	4,232,779
Total debt	$8,461,795	$7,371,795	$6,375,795

NOTE 7	BORROWINGS UNDER LINES OF CREDIT

The Company no longer maintains a line of credit.

NOTE 8	CONTINGENT LIABILITY

The Company has recorded a contingent liability for the two items in the year ended December 31, 2017. The first item is related to a credit card dispute in the amount of $39,995, which was paid during 2018. The second is a lawsuit against the Company for $450,000 from the son of a former note holder. This matter has been dismissed twice by the judge but is ongoing due to appeals.

	2017	2016	2015

Contingent liability	$489,995	$—	$—

NOTE 9	ACCRUED INTEREST-RELATED PARTY

As of December 31, 2017, 2016, and 2015, balances of accrued interest on this indebtedness were as follows:

	2017	2016	2015

Accrued interest-related party	$5,017,708	$3,885,706	$3,263,498

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 OTHER ACCRUED LIABILITIES

As of December 31, 2017, 2016, and 2015, balances of other accrued liabilities were as follows:

	2017	2016	2015

Management compensation	$8,873,802	$6,432,486	$4,270,472
Accrued interest-non-related party	3,875,213	3,047,067	2,216,422
Board of Director fees	600,000	450,000	300,000
Other	3,295,413	2,838,000	2,690,089
Total other accrued liabilities	$16,644,428	$12,767,553	$9,476,983

Future minimum payments under the non-cancelable operating lease with initial or remaining terms of one year or more consist of the following at December 31, 2017.

2018	$94,813
2019	48,736
$143,549

NOTE 11 LITIGATION

In the ordinary conduct of our business, we are subject to periodic lawsuits and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits and claims asserted against us, we do not believe that any currently pending legal proceedings to which we are a party could have a material adverse effect on our business, or our future results of operations, cash flows or financial condition except as described below as of January 10, 2019:

We initiated an action against Jerry Katzman, a former director, in July 2009 alleging that Mr. Katzman fraudulently induced us to enter into an employment agreement and, alternatively, that Mr. Katzman breached that alleged employment agreement and was rightfully terminated. In September 2010, the matter proceeded to a trial by jury. The jury found that Mr. Katzman did not fraudulently induce Advanzeon to enter into the contract but also found that Mr. Katzman was not entitled to damages. On defendant’s motion to amend the verdict due to inconsistency, the trial court set aside the jury verdict and awarded Mr. Katzman damages of approximately $1.3 million. The Company appealed the lower court’s decision and posted a collateralized appeal bond for approximately $1.3 million. On February 14, 2013, the 11th Circuit Court of Appeals of the State of Florida reversed the lower court’s judgment in favor of Katzman and remanded the case for a new trial on both liability and damages. The appellate court also taxed appellate costs in favor of Advanzeon against Katzman. The decision of the appellate court also reverses the lower court’s award of attorney’s fees previously awarded to Katzman against Advanzeon. To avoid litigating the case a second time, we began making payments in accordance with a Term Sheet. Katzman objected to the amounts we were paying monthly and filed suit in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Case No. 12-CA-2570, to find us in breach of the Term Sheet. On March 8, 2017 the Court determined that we had breached the Term Sheet and entered a Final Judgment in the amount of $866,052 bearing interest at the statutory rate. Management is in the process of securing a bond against the judgment. The case is currently on appeal in the Second District Court of Appeal, Florida, Case No. 2D17-1433. On October 31, 2018, the court issued its mandate with a finding of Per Curium Affirmed in favor of Plaintiff. Plaintiff has filed in the lower court, a motion for attorney’s fees for the appeal. The motion has not yet been scheduled. However, the case remains active for execution (collection) on the judgment.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

In February 2018, a final judgment awarding attorney’s in the amount of $167,960 was entered in favor of Katzman. That judgment is awaiting a hearing on the Company’s motion for rehearing.

In June 2018, as part of the execution process, in a motion for proceedings supplementary, pursuant to agreement of the parties the court entered an order appointing a special master to review the financial condition of Advanzeon to determine if the foregoing judgment could be paid and if so from what assets.

In a related matter to the Katzman litigation, on January 10, 2017, the Company brought an action against Melanie Damian et al. Case number 17-CA-00252, Thirteenth Judicial Circuit Court, Hillsborough County, FL. The Company alleges abuse of process based upon wrongful collection practices including wrongful garnishment of bank accounts.

The Company has filed a claim for money it maintains is owed by Universal Health Care Insurance Company. In re: The Receivership of Universal Health Care Insurance Company. Case number 2013-CA-00358 and Case number 2013-CA-00375 in the Second Judicial Circuit Court, Leon County, FL. The objection to the claim by the receivership was heard April 4, 2018 and on May 15, 2018 the court entered an Order awarding the Company a total of $269,750, representing a portion of monies claimed by the Company owed it by Universal. The Company filed for a rehearing only as to that portion of the additional monies claimed by the Company to be owed to it. The rehearing was denied. On July 20, 2018, the Company filed an appeal with the first district court of appeals with respect to the denial by the court of the additional monies claimed by the Company from Universal Health Care Insurance Company. The additional monies totaled approximately in excess of $900,000 but less than $1,000,000.

In Michael Ross et. al v. Advanzeon Solutions, Inc., Plaintiff is suing the Company for money it claims is owed pursuant to a promissory note. Plaintiff has not proceeded with any action and maybe subject to a motion to dismiss for failure to prosecute. If any further action is taken by the Plaintiff, the Company will file a motion for summary judgment. Case Number 16-CA-005737, Thirteenth Judicial Circuit Court Hillsborough County, FL, filed April 7, 2015. This is the third attempt by the Plaintiff on the same note. The prior two actions were dismissed. The Company will continue to vigorously defend its position.

In Advanzeon Solutions, Inc. v. Mayer Hoffman et. al., Case Number 16-CA-005737 Filed June 17, 2016 Thirteenth Judicial Circuit Court Hillsborough County, FL., the Company has sued Defendants for damages for breach of audit services contract. The Judge ruled in favor of Defendants motion for summary judgment, but no judgment has been entered. The Company will file for a rehearing of the summary judgment and or an appeal.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

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

In a matter entitled Advanzeon Solutions, Inc. v. Cook Children’s Health Plan and Intervenors Cook Children’s medical center and Cook Children Physician Network, file 4/20/108 Company filed an action contesting the validity of a final foreign judgment (Texas) which was filed in the records of Hillsborough County.

In a matter entitled Pharmacy Value Management Solutions, Inc., d/b/a SleepMaster Solutions™ Vs, Kristi Staite filed 5/7/2018 Thirteenth Judicial Circuit, PVMS brought suit against Staite for damages based upon fraud in the nonperformance of services Ms. Staite owed to Company in reference to obtaining insurance qualification. The case is in the beginning stages of response and discovery.

In a matter entitled Rotech Healthcare, Inc. vs. Pharmacy Value Management Solutions, Inc. case no. 18-CA – 4218 Thirteenth Judicial Circuit Court – Tampa, the Plaintiff is suing for breach of contract and open account for money owed in the amount of $160,355 for services and supplies. Pharmacy Value Management Solutions, Inc. disputes the charges were permitted under the contract and disputes the claimed amounts.

In May 2018, we filed a complaint against an attorney with the Florida Bar, File No. 2018-10677 (13A).

NOTE 12  EQUITY INSTRUMENTS

Our Series C preferred stock is currently convertible into common stock at the rate of 316.28 common shares for each share of Series C preferred, adjustable for any dilutive issuances of common occurring in the future. Series C preferred shares vote with the common stockholders on an as-converted basis. The shares are nonparticipating except that dividends, when declared by our Board of Directors on the common stock, must be paid on the Series C stock on an as-converted basis before any dividends are paid on our common stock. The Series C is also cumulative with respect to dividends on common stock and junior series of preferred stock. Other significant rights and preferences of the Series C preferred include:

●	the right to vote as a separate class to appoint five directors of the Company, and

●	liquidation preferences, whereby the Series C holders have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up (the value of the liquidation preference is $250 per share, or approximately $2,608,500 at December 31, 2017, 2016 and 2015).

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

We also have a class of convertible preferred stock, Series D, for which 7,000 shares are authorized and 250 shares were outstanding at December 31, 2017. The shares, which were granted in January 2012, do not vest until the tenth anniversary of the grant date. Such shares were issued in exchange for the cancellation of 120 previously granted warrants to purchase Series D shares. Once vested, a Series D preferred share will be convertible at any time into 100,000 shares of common stock, subject to adjustment in the event of any common stock dividend, split, combination thereof or other similar recapitalization, without additional consideration. Prior to vesting and thereafter, each Series D convertible preferred share is entitled to all voting, dividend, liquidation and other rights accorded a share of Series D convertible preferred stock. As to dividends, the Series D stock is noncumulative. If a dividend is declared on the common stock, each share of Series D stock is entitled to receive a dividend equal to 50% of the dividend declared for the common stock as if the Series D stock had been converted. Despite their nonvested status, voting rights of each share nevertheless consist of the right to cast the number of votes equal to those of 500,000 shares of common stock. Unless otherwise required by applicable law, holders of shares of Series D have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders.

STOCK INCENTIVE COMPENSATION PLANS

WARRANTS:

To Purchase Common Stock

During the years ended December 31, 2017, 2016, and 2015, warrants were issued as parts of financing transactions to consultants and to members of our Board of Directors.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

The status of outstanding warrants for 2017, 2016, and 2015 follows:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	44,463,984	0.31	5.47 years	—
Granted	14,918,789
Forfeited, expired or cancelled	(28,479,234)
Outstanding at December 31, 2015	30,903,539	0.15	5.03 years	—

Granted	4,244,969
Forfeited, expired or cancelled	—
Outstanding at December 31, 2016	35,148,508	0.20	3.82 years	—
Granted	6,725,476
Forfeited, expired or cancelled	—
Excersiable at December 31, 2017	41,873,984	0.18	2.96 year	—

We recognized no compensation costs during 2017, 2016, and 2015, respectively due to the issuance of these securities.

OPTIONS:

From time-to-time, we grant stock options as compensation for services to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have one active incentive qualified option plan, 2009 Equity Compensation Plan, that provides for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. For the 2009 Equity Compensation Plan, the vesting period is determined by our Compensation and Stock Option Committee. The exercise price for ISOs must equal or exceed the fair market value of the underlying shares on the date of grant. The Plan also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of common shares authorized for issuance under the plans is 50,000,000. We did not issue any options during the three years ended December 31, 2017, 2016 and 2015. The information regarding the options is set forth below.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

	2017	2016	2015

Shares available	50,000,000	50,000,000	50,000,000
Options outstanding (Directors and employees)	3,695,000	3,695,000	3,695,000
Options exercisable	3,680,000	3,680,000	3,680,000

In addition, under our Non-employee Directors’ Stock Option Plan, we are authorized to issue non-qualified stock options to our non-employee directors for up to 1,000,000 common shares. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options for common shares. There were no grants of options under the Directors’ Stock Option Plan for the periods ended December 31,2017, 2016 and 2015. As of December 31, 2017, there were 2,678,000 shares available for option grants and 10,000,000 options for common shares outstanding under the non-qualified directors’ plan, Amount of which were exercisable.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of activity for 2017, 2016 and 2015 follows:

Warrants	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	6,407,500	0.33	6.25 years	—
Granted	—	—
Forfeited, expired or cancelled	—	0.25

Outstanding at December 31, 2015	6,407,500	0.28	5.03 years	—
Granted	—	—
Forfeited, expired or cancelled	—	0.25

Outstanding at December 31, 2016	6,407,500	0.28	4.25 years	—
Granted	—	—
Forfeited, expired or cancelled	—	0.25

Outstanding at December 31, 2017	6,407,500	0.28	3.25 years	—

The following table summarizes information about options granted and vested during the years ended December 31,

	2017	2016	2015

Options granted	0	0	0
Weighted-average grant-date fair value ($)	N/A	N/A	N/A
Options vested	0	0	0
Fair value of vested options ($)	N/A	N/A	N/A

During 2017, 2016 and 2015, we granted no options for common shares to employees, non-employee directors and consultants.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of common stock options outstanding and exercisable as of December 31, 2017 follows:

Options Outstanding	Exercise Price Range	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Options Exercisable	Weight- Average Exercise Price of Exercisable Options

6,407,500	0.28	0.25-0.65	9.85	0	N/A

Note 13 INSURANCE AND LEGAL SETTLEMENTS AND GAIN ON FORGIVENESS OF DEBT

Legal settlements were as follows:

	2017	2016	2015

Embezzlement claim (1)	$—	$224,900	$—
Auditor claim (2)	—	125,000	—
Miscellaneous	(17,031)	(10,000)	—
Total debt	$(17,031)	$339,900	$—

(1) Embezzlement claim was a payment from an insurance company on the fraud portion of our policy for theft from a former employee

(2) Auditor claim was a payment from prior auditors who did not sufficiently audit accounts of our prior ASO business.

Gain on Forgiveness of debt by year follows below:

	2017	2016	2015

Gain on forgiveness of debt	$—	$—	$773,402

During 2015, the Company reached an agreement with a prior creditor whereby they would forgive indebtedness of $773,402 in lieu of a share of a revenue stream on certain sales from our PVMS subsidiary. To date, payments to this creditor under this arrangement have been minimal. Payments will be included as cost of goods sold.

NOTE 14 RELATED PARTY TRANSACTION

We recognized interest expense of $ 1,132,002, $622,208, and $ 623,723 during 2017, 2016 and 2015, respectively, in connection with loans from related parties of the Company.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 15 INCOME TAXES

The Company did not provide for income taxes with respect to differences between financial loss and taxable loss arising from the timing of when certain transactions are recorded for book purposes versus tax purpose. The Company has not filed federal or state income tax returns since 2012. The financial statements do not reflect any fines or penalties that may or may result from not filing the various income returns.

In prior years the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2017, 2016, and 2015 tax years the Company had net operating loss carryforwards of approximately $45,740,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2024 tax year. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2017	2016	2015

Net operating loss carryfoward	$45,740,224	$39,849,867	$35,313,768
Depreciation	—	—	—
Net deferred tax assts and before valuation allowance	45,740,224	39,849,867	35,313,768
Less: Valuation allowance	(45,740,224)	(39,849,867)	(35,313,768)

Net deferred tax assets	$—	$—	$—

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of December 31, 2017, 2016, and 2015, respectively.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2017	2016	2015

Federal statutory rate	34%	34%	34%
Effect of net operating losses	(34)%	(34)%	(34)%
Effective income tax rate	—%	—%	—%

The company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

NOTE 16 OPERATING LEASE

We leased our Tampa corporate office and paid annual rent of $79,715 in 2015, $100,560 in 2016, and $95,083 in 2017. Through September 2018, our total rent expense will be $74,356. The monthly rent through October to December 2018, will be $8,123 per month. The term of the leases is for 5 years beginning in May 2014 and ending on June 30, 2019. We currently lease approximately 3,133 square feet and pay approximately $7,697 per month. We consider the condition of our leases property to be average and adequate for our current needs. In our Tampa office, we maintain clinical operations, business development, accounting, financial and regulatory reporting and other management information symptoms information systems, and provider and member service functions. The future rent expenses as of December 31, 2017 is as follows:

2018	$92,364
2019	46,182

Total	$138,546

ADVANZEON SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 17 OTHER MATTERS

During the years ended December 31, 2017, 2016, and 2015, we funded our operations from revenues and new debt issuances. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

NOTE 18 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through January 29, 2019, the date these financial statements were available to be issued. During their evaluation, the following subsequent events were identified.

Issuance of debt and warrants

Subsequent to the Balance sheet date, the company has issued $1,116,923 of promissory notes. Of that amount, $100,000 has been repaid. All of the debt matures in 2019 and has a stated interest rate of 12% and is unsecured. Concurrent with the issuance of debt, the Company has issued 7,924,354 warrants at an average exercise price of $0.20. At the time of issuance, all warrants had a five year term.

Issuance of common stock

The Company has issued 3,597,971 shares subsequent to December 31, 2017 as follows:

On December 31, 2017, the Company entered into a Settlement Agreement with Joe Canouse (“Holder”) stemming from a complaint filed, but not served, by Holder against the Company concerning a dispute over the repayment of certain convertible promissory notes in the aggregate principal amount of two hundred forty thousand dollars ($240,000), exclusive of accrued interest, held by Holder as assignee from Southridge Partners II, LP (the “Notes”). The Notes were issued in connection with a consulting agreement between the Company and Southridge Partners II LP in May 2014. In connection with the Settlement Agreement, the Company, without admitting liability or wrongdoing, agreed to settle the dispute by issuing 2,000,000 shares of its common stock to Holder. Each party agreed to a mutual general release of any further claims against the other party upon full satisfaction of the Settlement Agreement. The common were issued on January 8, 2018. The aforementioned notes were never recorded on the Company’s financial statements and are no longer valid. Please see our Form 8-K filed on January 8, 2018 for more detail.

During 2018, one of the Company’s noteholders sold a note to a third party for $50,000. The $50,000 note was converted into 1,597,971 shares.