Form 10-Q
period 2018-03-31
Advanzeon Solutions, Inc.
filed 2019-04-12
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

OR

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934.

For the Transition period from ________to_________.

Commission File Number: 1-9927

ADVANZEON SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	95-2594724
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2901 W. Busch Blvd.
Suite 701
Tampa, FL	33618
(Address of Principal Executive Offices)	(Zip Code)

813-517-8484
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Emerging Growth Company

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 27, 2019, the Registrant had outstanding 66,661,656 shares of its $0.01 par value Common Stock.

ADVANZEON SOLUTIONS, INC.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2018 (unaudited) and December 31, 2017

ASSETS

	March 31,
	2018	December 31,
	(unaudited)	2017

CURRENT ASSETS
Cash	$13,179	$18,200
Accounts receivable	46,960	961
Other current assets	94,733	62,833
Total Current Assets	154,872	81,994

PROPERTY AND EQUIPMENT, NET	748	898

TOTAL ASSETS	$155,620	$82,892

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2018 (unaudited) and December 31, 2017

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	March 31,
	2018	December 31,
	(unaudited)	2017

CURRENT LIABILITIES
Loans payable:
Related parties	$929,933	$19,923
Due to shareholder	3,000,000	3,000,000
Account payable	399,974	946,841
Current portion of long-term debt	8,711,795	8,461,795
Contingent liability	621,247	489,995
Accrued interest-related party	5,173,035	5,017,708
Other accrued expenses	13,116,177	13,170,753
Total current liabilities	31,952,161	31,107,015

Long-term debt, net of current portion	—	—

TOTAL LIABILITIES	31,952,161	31,107,015

STOCKHOLDERS’ DEFICICENCY
Preferred stock, $50 par value: 1,000,000 shares authorized	—	—
Series C Convertible Preferred; $50 par value; 14,400 shares authorized; 10,434 shares issued and outstanding	521,700	521,700
Series D Convertible Preferred; $50 par value; 7,000 shares authorized; 250 shares issued and outstanding	—	—
Remaining Preferred stock, $50 par value; 978,600 shares	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 65,063,685 and 63,063,685 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	650,637	630,637
Additional paid in capital	27,455,066	27,235,066
Accumulated deficit	(60,423,944)	(59,411,526)
Total stockholders’ deficiency	(31,796,541)	(31,024,123)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$155,620	$82,892

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended March 31, 2018 and 2017 (Unaudited)

	Three Month Periods Ended
	March 31,
	2018	2017

Revenues
Obstructive sleep apnea (OSA)	$180,623	$126,120
Total revenues	180,623	126,120

Costs and expenses:
Cost of revenues	49,104	52,890
General and administrative	474,041	398,526
Depreciation	150	—
Total costs and expenses	523,295	451,416

Loss from operations	(342,672)	(325,296)

Other income (expense)
Interest expense	(432,126)	(363,521)
Settlement of prior accounting services	(240,000)	—
Other income	2,380	—
Total other income (expense)	(669,746)	(363,521)

Income taxes	—	—

Net loss	$(1,012,418)	$(688,817)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding	64,285,907	63,063,685

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

March 31, 2018 (unaudited) and December 31, 2017

	Series C Convertible	Series C Convertible	Common
	Preferred	Preferred	Stock	Common	Additional
	Stock Number	Stock	Number	Stock	Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2017	10,434	$521,700	63,063,685	$630,637	$27,235,066	$(59,411,526)	$(31,024,123)

Stock issued for settlement of accounting services	—	—	2,000,000	20,000	220,000	—	240,000

Net loss	—	—	—	—	—	(1,012,418)	(1,012,418)

Balance at March 31, 2018	10,434	$521,700	65,063,685	$650,637	$27,455,066	$(60,423,944)	$(31,796,541)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Month Periods Ended March 31, 2018 and 2017 (unaudited)

	Three Month Periods Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,012,418)	$(688,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	150	—
Stock issued for settlement of accounting services	240,000	—
Net changes in assets and liabilities:
Accounts receivable	(45,999)	(800)
Other current assets	(31,900)	12,697
Accounts payable	166,883	(25,169)
Contingent liability	131,252	—
Accrued interest - related party	155,327	—
Other accrued expenses	141,684	345,030
Net cash used in operating activities	(255,021)	(357,059)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	250,000	180,000
Net cash provided by financing activities	250,000	180,000

Net decrease in cash	(5,021)	(177,059)

CASH - Beginning of Year	18,200	194,049
CASH - END OF PERIOD	$13,179	$16,990
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Advanzeon Solutions, Inc and its wholly owned subsidiary, and its respective subsidiaries (collectively referred to herein as, the “Company,” “Advanzeon,” “we”, “us,” or “our”).

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2018, the changes therein for the three-month period then ended and the results of operations for the three-month periods ended March 31, 2018 and 2017.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles general accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three-month periods ended March 31, 2018 and 2017 are not necessarily indicative of operating results for the full year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Established in 1969, Advanzeon Solutions, Inc., (formerly Comprehensive Care Corp.) (“Advanzeon”, “we”, “Parent”, or the “Company”), through its wholly-owned subsidiary Pharmacy Value Management Solutions, Inc., and its wholly-owned subsidiaries during 2015, and partly in 2016, provided managed care services by acting as the administrator for certain administrative service agreements in the behavioral health and substance abuse fields. We primarily offered these services to commercial, Medicare, Medicaid, Children’s Health Insurance Program (“CHIP”) health plans, as well as self-insured companies. Our managed care operations consisted solely of servicing administrative service agreements. Starting in July of 2015, we implemented our comprehensive sleep apnea program, called “SleepMaster Solutions” ™. SleepMaster Solutions (“SMS”) utilizes an administrative system for the convenient identification/testing and therapy of Obstructive Sleep Apnea (“OSA”). We partnered with a national health care provider by initiating a sleep apnea wellness program whereby we screened, tested and when needed, offered treatment programs for treating this disorder. We also contracted with a union to treat its driver members. Beginning in 2017, our only business was our SMS sleep apnea program.

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

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts. Actual results could differ from these estimates. Estimates involved in the determination of an allowance for doubtful accounts receivable are considered by management as particularly susceptible to material change in the next year. Other significant estimates relate to stock-based compensation, warrants and beneficial conversion features.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable - Accounts receivable is carried at its estimated collectible value. Since customer credit is generally extended on a short-term basis, accounts receivable does not bear interest and are uncollateralized. We manage credit risk and determine necessary allowances by evaluating customers’ credit worthiness before extending credit and periodically for collectability, based primarily on customers’ past credit history and current financial conditions and general economic conditions, results of prior collection efforts, the relative strength of our relationship therewith and, in the event of a dispute, its legal position and the estimated cost of proposed collection proceedings. Management has not established a policy for when to charge off uncollectible accounts receivable or to use external collection agencies and makes such decisions on a case-by-case basis. The maximum losses that the Company would incur if a customer failed to pay would be limited to the carrying value of the receivable.

Revenue Recognition – Revenue is recognized when billed, which is approximately when the testing service is performed or CPAP machine is shipped.

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

The carrying amounts and estimated fair values of long-term debt at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Promissory notes	$4,663,795	$—	$4,663,795	$—
Convertible debt	4,048,000	—	3,798,000	—
Related party loans payable	3,929,933	—	3,019,923	—

	$12,641,728	$—	$11,481,718	$—

During the first quarter of 2018, there have been 8 additional convertible notes totaling $250,000 and $910,010 was reclassified from accounts payable to related party loans payable.

Cost of Revenues - Costs of revenues consist of sleep testing expenses, supplies, service fees, and product shipping.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes - We are subject to the income tax jurisdictions of the U.S. and multiple state tax jurisdictions. However, our provisions for income taxes for 2017 and 2018 include only state income taxes.

Management has evaluated our tax positions taken or to be taken on income tax returns that remain subject to examination (i.e., tax years 2013 and thereafter federally), and has concluded that there have been no uncertain tax positions (as defined in GAAP) taken that require recognition or disclosure in the consolidated financial statements. In the event of any income tax-related interest or penalties are incurred, they would be included in general and administrative expense.

Stock Options and Warrants - We grant stock options and warrants to our non-employee directors, note holders and certain consultants allowing them to purchase our common stock pursuant to approved terms. The estimated value of the warrants issued with debt instruments is recorded as a discount on notes payable and amortized as interest expense over the term of the notes using the effective interest method.

3.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Leasehold improvements	2,992	2,992
Less accumulated depreciation	(2,244)	(2,094)

Property and equipment - net	$748	$898

Depreciation expense for the three month periods ended March 31, 2018 and 2017 is $150 and $0, respectively.

4.	RELATED PARTY AND SHAREHOLDER LOANS PAYABLE

The Company has received financing from Management of the Company as well as from members of our Board of Directors. These individuals are deemed to be related parties to the Company and their indebtedness must be disclosed separately.

	March 31,	December 31,
	2018	2017

Related party loans payable	$929,933	$19,923
Due to shareholder	3,000,000	3,000,000
	$3,929,933	$3,019,923

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2018, $910,010 was reclassified from accounts payable to related party loans payable.

5.	NOTES PAYABLE

As of March 31, 2018, and December 31, 2017, the balance was as follows:

	March 31,	December 31,
	2018	2017

Notes payable	$8,711,795	$8,461,795

During the first quarter of 2018, there have been 8 additional notes totaling $250,000.

Break-out of debt between the parent company and our subsidiary PVMS is as follows:

	March 31,	December 31,
	2018	2017

Advanzeon parent	$5,035,795	$5,035,795
PVMS	3,676,000	3,426,000

Total	$8,711,795	$8,461,795

At PVMS, the sum total of notes issued year-to-date and their dollar values were as follows:

	March 31,	December 31,
	2018	2017

Number of notes issued	8	39

Dollar value	$250,000	$1,570,000

All notes are short-term in nature, one year maturity date. All debt issued has a stated interest rate of 12% per year.

6.	CONTINGENT LIABILITY

Contingent Liability consisted of 2 items:

1)	a lawsuit by the son of a deceased promissory note holder in the amount of $450,000. The son’s actions have been dismissed by the court 2 previous times.

2)	interest payable to the same person listed in (1) in the amount of $171,247.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018 and December 31, 2017, the balance of this indebtedness is as follows:

	March 31,	December 31,
	2018	2017

Legal settlement payable	$—	$39,995
Disputed note payable	450,000	450,000
Disputed interest payable	171,247	—

Total Contingent Liability	$621,247	$489,995

During the quarter ended March 31, 2018, the Company reclassified the legal settlement payment due of $39,995 to accounts payable.

7.	ACCRUED INTEREST-RELATED PARTY

As of March 31, 2018 and December 31, 2017, the balance of accrued interest on this indebtedness is as follows:

	March 31,	December 31,
	2018	2017

Accrued interest-related party	$5,173,035	$5,017,708

8.	OTHER ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, the balance of other accrued liabilities is as follows:

	March 31	December 31
	2018	2017

Management compensation	$8,873,802	$8,873,802
Accrued interest non related party	3,430,486	2,632,159
Board of Director fees	787,500	600,000
State fees	21,000	—
Payroll liabilities	3,389	11,522
Other	—	1,053,270

Total other accrued debt	$13,116,177	$13,170,753

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2018, other accrued liabilities of $1,053,270 has been reclassified to its proper category, $696,989 has been reclassified to Accrued Interest-Non-Related Party, $196,260 to Loan Payable Related Party, $150,000 to Accrued Board of Directors Fees, and $10,021 was a reversal of the December 31, 2017 year-end accrual of Wages, Subcontractor Fees, and Commissions.

9.	COMMITMENTS AND CONTINGENCIES

We lease certain office space under an operating lease that expires on June 30, 2019. The Tampa office lease contains an annual escalation clause and a provision for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for the lease for the three-month periods ended March 31, 2018 and 2017 is $24,881 and $30,788, respectively.

10.	COMMON STOCK

During the quarter ended March 31, 2018, the Company issued 2,000,000 shares of common stock for a legal settlement. The shares were issued at a value of $0.12 per share or for a total value of $240,000. We relied on Section 4(a)(1) of the Securities Act of 1933, as amended, as the exemption from registration under the Act.

11.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through April 12, 2019, the date these financial statements were available to be issued. During their evaluation, the following subsequent events were identified.

Subsequent to quarter end the Company issued 1,597,971 shares of common stock for the conversion of debt and accrued interest valued at $51,231. On September 28, 2018 the Company adjusted the par value of the Series C Convertible Preferred Stock from $50 per share to $.001 per share.

In addition, the Company wrote off the note due to shareholder of $3,000,000 and the accrued interest associated with the note of $4,607,598 and entered into various loan agreements and convertible debt agreements totaling $1,451,923.

 ADVANZEON SOLUTIONS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and notes thereto and in conjunction with Managements’ Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

This report includes forward-looking statements, the realization of which may be affected by certain important factors.

Overview

The Company through its wholly-owned subsidiary Pharmacy Value Management Solutions, Inc. administers and operates a medically-driven sleep apnea program branded SleepMaster Solutions™ (“SMS”). Management believes that SMS is the largest provider of these combined services in the nation. We are in all 50 states and provide a turnkey solution designed to effectively keep drivers on the road with no down time, compliant with DOT regulations, improve their health, and significantly decrease legal liability risk for the employer. We are vertically integrated, and we provide a “Program” of services that addresses all the needs of a corporate transportation system, union or other driver-related organizations. We believe we are the only company capable of providing the full range of needed services in a timely manner.

Our services start with the identification of the target population and the potential risk the client currently has. We can do this through our SMS Program, which includes the ability to screen every driver to identify if signs and symptoms of sleep apnea are present. We can then take this data and provide the employer with a list of those drivers that should be tested and the statistical likelihood of the percentage of those drivers who will test positive for obstructive sleep apnea (OSA). Together with the employer/union, SMS provides a realistic time frame, actual total cost, and process for testing all drivers who need to be tested. For those drivers testing positive for OSA, we then provide the appropriate treatment such that the driver will meet the DOT requirements and remain on the road. We monitor 365 days per year driver’s usage of the treatment device according to DOT standards and we report that usage to all stakeholders as required/permitted. We utilize mathematical algorithms to determine if the driver is predicatively meeting the annual DOT requirements for usage. Using those predictive algorithms, we reach out to those drivers and provide case management, encouragement designed to solve problems such that the driver increases usage, if necessary, and remains compliant.

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

ADVANZEON SOLUTIONS, INC.

Revenue is recognized when billed, which is approximately when the testing service is performed or CPAP machine is shipped.

SOURCES OF REVENUE

A quantitative summary of our revenues by source category for the three-month periods ended March 31, 2018 and 2017:

	2018	2017	Change

OSA-related	$180,623	$126,120	$54,503

RESULTS OF OPERATIONS

OSA services increased to $180,623 in 2018 from $126,120 in 2017 due to the continued growth in the number of contracts that the Company had due to an enhanced marketing effort.

Cost of revenues decreased from $52,890 in 2017 to $49,104 in 2018. The difference in amounts is a result of the timing related to services performed that generated revenue for the periods.

GENERAL AND ADMINISTRATIVE EXPENSE

2018	$474,041
2017	398,526
Change	$75,515
Percentage Change	18.9%

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses as of March 31, 2018 and 2017 is as follows:

	2018	2017	Change	Percent Change

Parent	$125,052	$154,808	$(29,756)	-19.22%
PVMS	348,989	243,718	105,271	43.19%

Total	$474,041	$398,526	$75,515	18.95%

ADVANZEON SOLUTIONS, INC.

	Parent Company level

	2018	2017	Change	Percent Change

Travel expense	$3,500	$488	$3,012	617.21%
Professional fees	26,452	71,150	(44,698)	-62.82%
Board of Directors Fees	37,500	37,500	—	0.00%
Rent Expense	24,811	30,788	(5,977)	-19.41%
Other	32,789	14,882	17,907	120.33%

Total G&A	$125,052	$154,808	$(29,756)	-19.22%

Explanations of variations by line item follow:

Travel expense increased over the comparable period as a result of timing of travel taken during the periods.

Professional Fees decreased by $44,698. The decrease is a result of $42,000 paid during the three-month period ended March 31, 2017 that was no longer used in the three-month period ending March 31, 2018.

Director’s fees accrue at the rate of $37,500 for each fiscal quarter.

	PVMS Subsidiary level

	2018	2017	Change	Percent Change

Payroll related	$133,501	$89,150	$44,351	49.75%
Travel and related expense	82,924	65,674	17,250	26.27%
Professional fees	32,346	550	31,796	5781.09%
Marketing costs	15,775	16,933	(1,158)	-6.84%
Dues and subscriptions	38,003	—	38,003	100.00%
Office supplies	13,111	1,240	11,871	957.34%
Other	33,329	70,171	(36,842)	-52.50%

Total G&A	$348,989	$243,718	$105,271	43.19%

Explanations of variations by line item follow:

Payroll related expenses increased $44,351. As the Company began to expand operations it hired two additional personnel and began paying commission.

Travel expense was $17,250 higher due to the fact that the sales force is constantly traveling to trade shows and to visit existing and potential customers. The sales force and supporting forces were not fully intact during 2017.

ADVANZEON SOLUTIONS, INC.

Professional Fees increased $31,796. In January we hired an outside accountant for PVMS, whom we pay $7,000 per month. For the period January through March 2018 the fee was prorated to $11,000. There were also 2 consultants hired and paid $21,000 to improve social media and miscellaneous.

Dues and Subscriptions comprised, in part, an annual payment to a national organization of $25,000.

Other Income (Expense) decreased by $36,842. This was mainly due to 2017 miscellaneous expenses being improperly coded at year-end. Most of these expenses relate to travel and related expense.

INTEREST EXPENSE

Interest expense in total for the three-month periods ended March 31, 2018 and 2017 was as follows:

2018	$432,126
2017	363,521
Change	$68,605
Percentage Change	18.87%

A breakdown of the interest expense as of March 31, 2018 and 2017 was as follows:

	2018	2017	Change

Parent	$338,091	$285,501	$52,590
PVMS	94,035	78,020	16,015

Total	$432,126	$363,521	$68,605

ADVANZEON SOLUTIONS, INC.

Financial Condition

Liquidity and Capital Resources

During the three-month period ended March 31, 2018, we funded our operations from revenues and $250,000 in private borrowings. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

Short Term: We funded our operations with revenues from sales and private borrowings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk:

As a smaller reporting company, we are not required to make any disclosure.

Item 4. Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our CFO concluded that, as of March 31, 2018, our internal controls over financial reporting were not optimally effective in the specific areas described in the paragraphs below.

ADVANZEON SOLUTIONS, INC.

As of March 31, 2018, our CFO identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

●	Policies and Procedures for the Financial Close and Reporting Process – During the period of this report, the Company’s policies or procedures did not clearly define the roles in the financial reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having clear policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

●	Representative with Financial Expertise – For three months ended March 31, 2018, the Company did not continuously have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. Failure to have, continuously, an employee with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

 ADVANZEON SOLUTIONS, INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

With the exception of the matter set forth below, all of the legal proceedings for the three months ended March 31, 2018, are disclosed in our annual report on Form10-K filed on January 29, 2019.

In a related matter to the Katzman litigation, on January 10, 2017, the Company brought an action against Melanie Damian et al. Case number 17-CA-00252, Thirteenth Judicial Circuit Court, Hillsborough County, FL. The Company alleges abuse of process based upon wrongful collection practices including wrongful garnishment of bank accounts. The matter has been dismissed by mutual consent.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the matter set forth below the sale of unregistered securities for the period were disclosed in our annual report on Form 10-K filed on January 29, 2019.

During the quarter ended March 31, 2018, the Company issued 2,000,000 shares of common stock for a legal settlement. The shares were issued at a value of $0.12 per share or for a total value of $240,000. We relied on Section 4(a)(1) of the Securities Act of 1933, as amended, as the exemption from registration under the Act.

Item 3. Exhibits

Documents filed as part of this Report.

Exhibit 31.1 Certification of Clark A. Marcus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Arnold B. Finestone pursuant to Section302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanzeon Solutions, Inc.
Registrant

Date: April 12, 2019	By:	/s/ Clark A. Marcus
Clark A. Marcus, Chief Executive Officer

Date: April 12, 2019	By:	/s/ Arnold B. Finestone
Arnold B. Finestone, Chief Financial Officer