Form 10-Q
period 2018-06-30
Advanzeon Solutions, Inc.
filed 2019-04-23
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 12, 2019, the Registrant had outstanding 67,361,656 shares of its $0.01 par value Common Stock.

ADVANZEON SOLUTIONS, INC.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2018 (unaudited) and December 31, 2017

ASSETS

	June 30,	December 31,
	2018	2017
	(unaudited)
CURRENT ASSETS
Cash	$373	$18,200
Accounts receivable	46,526	961
Other current assets	445,357	62,833
Total current assets	492,256	81,994

PROPERTY AND EQUIPMENT, NET	598	898

TOTAL ASSETS	$492,854	$82,892

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2018 (unaudited) and December 31, 2017

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

	June 30,	December 31,
	2018	2017
	(unaudited)
CURRENT LIABILITIES
Loans payable:
Related parties	$899,303	$19,923
Due to shareholder	-	3,000,000
Account payable	661,501	946,841
Current portion of long-term debt	8,928,718	8,461,795
Contingent liability	642,659	489,995
Accrued interest- related party	-	5,017,708
Other accrued expenses	13,943,785	13,170,753
Total current liabilities	25,075,966	31,107,015

Long-term debt, net of current portion	-	-

TOTAL LIABILITIES	25,075,966	31,107,015

STOCKHOLDERS' DEFICIENCY
Preferred stock, $50 par value; 1,000,000 shares authorized	-	-
Series C Convertible Preferred; $50 par value; 14,400 shares authorized; 10,434 shares issued and outstanding	521,700	521,700
Series D Convertible Preferred; $50 par value; 7,000 shares authorized; 250 shares issued and outstanding	-	-
Remaining Preferred stock; $50 par value; 978,600 shares	-	-
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 66,661,656 and 63,063,685 shares issued and outstanding as of June 30, 2018 and December 31, 2017	666,617	630,637
Additional paid in capital	27,490,317	27,235,066
Accumulated deficit	(53,261,746)	(59,411,526)
Total stockholders' deficiency	(24,583,112)	(31,024,123)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$492,854	$82,892

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three and Six Month Periods Ended June 30, 2018 and 2017 (unaudited)

	Three Month Periods Ended		Six Month Periods Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues:
Obstructive sleep apnea (OSA)	$169,944	$209,572	$350,567	$335,692
Total revenues	169,944	209,572	350,567	335,692

Costs and expenses:
Cost of revenues	185,245	70,141	234,344	123,031
General and administrative	513,012	699,878	987,059	1,098,404
Depreciation	150	-	300	-
Total costs and expenses	698,407	770,019	1,221,703	1,221,435

Loss from operations	(528,463)	(560,447)	(871,136)	(885,743)

Other income (expense):
Interest expense	(408,747)	(361,021)	(840,873)	(724,542)
Legal settlement	328,269	(17,031)	328,269	(17,031)
Settlement of prior accounting services	-	-	(240,000)	-
Extinguishment of loan due to shareholder	7,771,140	-	7,771,140	-
Other income	-	-	2,380	-
Total other income (expense)	7,690,662	(378,052)	7,020,916	(741,573)

Income taxes	-	-	-	-

Net income (loss)	$7,162,199	$(938,499)	$6,149,780	$(1,627,316)

PER SHARE INFORMATION
Net Income (Loss) Per Common Share	$0.11	$(0.01)	$0.09	$(0.03)

Weighted Average Number of Common Shares Outstanding	66,573,855	63,063,685	65,436,202	63,063,685

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

June 30, 2018 (unaudited) and December 31, 2017

	Series C	Series C
	Convertible	Convertible
	Preferred	Preferred	Common	Common	Additional
	Stock Number	Stock	Stock Number	Stock	Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	10,434	$521,700	63,063,685	$630,637	$27,235,066	$(59,411,526)	$(31,024,123)

Stock issued for settlement of accounting services	-	-	2,000,000	20,000	220,000	-	240,000

Issuance of stock options	-	-	1,597,971	15,980	35,251	-	51,231

Net income	-	-	-	-	-	6,149,780	6,149,780

Balance at June 30, 2018	10,434	$521,700	66,661,656	$666,617	$27,490,317	$(53,261,746)	$(24,583,112)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2018 and 2017 (unaudited)

	Six Month Periods Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,149,780	$(1,627,316)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	300	-
Stock issued for settlement of accounting services	240,000	-
Extinguishment of loan due to shareholder and accrued interest	(7,771,140)	-
Net changes in assets and liabilities:
Accounts receivable	(45,565)	(800)
Other current assets	(382,524)	19,797
Accounts payable	389,660	(408,415)
Contingent liability	152,664	-
Accrued interest - related party	(246,568)	-
Other accrued expenses	970,523	797,041
Net cash used in operating activities	(542,870)	(1,219,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	525,043	1,060,000
Payments on long term debt		(25,000)
Net cash provided by financing activities	525,043	1,035,000

Net decrease in cash	(17,827)	(184,693)

CASH - Beginning of Year	18,200	194,049

CASH - END OF PERIOD	$373	$9,356

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Schedule of non-cash investing transactions:
Convertible promissory note converted to common stock	$51,231	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Advanzeon Solutions, Inc and its wholly owned subsidiary, and its respective subsidiaries (collectively referred to herein as, the “Company,” “Advanzeon,” “we”, “us,” or “our”).

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2018, the changes therein for the three and six month periods then ended and the results of operations for the three and six month periods ended June 30, 2018 and 2017.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles general accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the years ended December 31, 2017, 2016 and 2015, filed January 29, 2019. The results of operations for the six-month period ended June 30, 2018 and 2017 are not necessarily indicative of operating results for the full year.

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

Revenue Recognition - Revenue is recognized when billed, which is approximately when the testing service is performed or CPAP machine is shipped.

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

The carrying amounts and estimated fair values of long-term debt at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Convertible promissory notes	$8,928,718	$-	$8,461,795	$-
Loans payable related party	899,303	-	3,019,923	-
	$9,828,021	$-	$11,481,718	$-

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2018, there have been 15 additional convertible-promissory notes totaling $516,923 and $913,503 was reclassified from accounts payable to related party loans payable. One previous $50,000 convertible-promissory note was converted into stock.

Cost of Revenues - Costs of revenues consist of sleep testing expenses, supplies, service fees and product shipping.

Income Taxes - We are subject to the income tax jurisdictions of the U.S. and multiple state tax jurisdictions. However, our provisions for income taxes for 2017 and 2018 include only state income taxes/fees.

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

3.	OTHER CURRENT ASSETS

Other current assets consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Due from escrow account	$102,100	$29,068
Loans to others	-	400
Security deposit	3,500	3,500
Prepaid expenses	5,248	29,865
Miscellanous receivable	334,509	-

Other Current Asset	$445,357	$62,833

In 2018, $24,616 of prepaid expenses was reclassified to miscellaneous receivable. The remaining $309,893 in miscellaneous receivable is legal settlement income.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Leasehold improvement	$2,992	$2,992
Less accumulated depreciation	(2,394)	(2,094)
Property and equipment - net	$598	$898

Depreciation expense for the six month periods ended June 30, 2018 and 2017 is $300 and $0, respectively.

5.	RELATED PARTY AND SHAREHOLDER LOANS PAYABLE

The Company has received financing from Management of the Company as well as from members of our Board of Directors. These individuals are deemed to be related parties to the Company and their indebtedness must be disclosed separately.

As of June 30, 2018 and December 31, 2017, there are the following related party notes payable:

	June 30, 2018	December 31, 2017

Related party loans payable	$899,303	$19,923
Due to shareholder	-	3,000,000
	$899,303	$3,019,923

During the first quarter of 2018, $910,010 was reclassified from accounts payable to loans payable related party. During the quarter ended June 30, 2018 the Company wrote off the due to shareholder balance and accrued interest totaling $7,771,140 as further discussed in Note 10.

6.	NOTES PAYABLE

As of June 30, 2018, and December 31, 2017, the balance was as follows:

	June 30, 2018	December 31, 2017

Notes payable	$8,928,718	$8,461,795

During the six months ended June 30, 2018, there have been 15 additional convertible-promissory notes totaling $516,923. One previous $50,000 convertible-promissory note was converted into stock.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Break-out of debt between the parent company and our subsidiary PVMS is as follows:

	June 30, 2018	December 31, 2017

Advanzeon parent	$5,035,795	$5,035,795
PVMS	3,892,923	3,426,000
	$8,928,718	$8,461,795

At PVMS, the total of notes issued year-to-date and their dollar values were as follows:

	June 30, 2018	December 31, 2017

Number of notes issued	15	39

Dollar value	$516,923	$1,570,000

All notes are short-term in nature, one-year maturity date. All debt issued has a stated interest rate of 12% per year.

At PVMS, the total of notes converted to stock for the sixth month period ended June 30, 2018 and their dollar values were as follows:

June 30, 2018

Number of notes converted	1

Dollar value	$50,000

7.	CONTINGENT LIABILITY

Contingent Liability consisted of 3 items:

1)	a lawsuit by the son of a deceased promissory note holder in the amount of $450,000. The son's actions have been dismissed by the court 2 previous times.

2)	interest payable to the same person listed in (1) in the amount of $171,247

3)	Advanzeon won a decision on a court case against Universal Healthcare. The attorney's fees relating to this matter total $21,412. This fee will be paid out of the proceeds of the case when collected.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018 and December 31, 2017, the balance of this indebtedness is as follows:

	June 30, 2018	December 31, 2017

Legal settlement payable	$-	$39,995
Disputed note payable	450,000	450,000
Disputed interest payable	171,247	-
Pending attorney fees	21,412	-

Total Contingent Liability	$642,659	$489,995

In 2018, we have reclassified the Legal Settlement Payable of $39,995 to Accounts Payable.

8.	ACCRUED INTEREST-RELATED PARTY

As of June 30, 2018 and December 31, 2017, the balance of accrued interest on this indebtedness is as follows:

	June 30, 2018	December 31, 2017

Accrued interest related party	$-	$5,017,708

During the second quarter of 2018, a total of $4,771,140 was written off to Extinguishment of loan due to shareholder. The remaining balance of $246,568 was reclassified as Accrued Interest Payable (non-related party).

9.	OTHER ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, the balance of other accrued liabilities is as follows:

	June 30, 2018	December 31, 2017

Management compensation	$8,873,802	$8,873,802
Accrued interest non-related party	4,221,056	2,632,159
Board of Director fees	825,000	600,000
State fees	21,000	-
Payroll liabilities	2,927	11,522
Other	-	1,053,270
Total other accrued debt	$13,943,785	$13,170,753

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2018 other accrued liabilities of $1,053,270 has been reclassified to its proper category, $696,989 has been reclassified to accrued interest-non-related party, $196,260 to loan payable related party, $150,000 to accrued board of directors fees, and $10,021 was a reversal of the December 31, 2017 year-end accrual of wages, subcontractor fees, and commissions.

10.	EXTINGUISHMENT OF LOAN DUE TO SHAREHOLDER

An expired promissory note and the accrued interest was written off to extinguishment of loan due to shareholders in accordance with Florida Law 95.11 (2)(b) on the expiration of debt. The principal amount of $3,000,000 and accrued interest of $4,771,140 was written off.

11.	COMMITMENTS AND CONTINGENCIES

We lease certain office space under an operating lease that expires on June 30, 2019. The Tampa office lease contains an annual escalation clause and a provision for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for the lease for the sixth month periods ended June 30, 2018 and June 30, 2017 is $49,607 and $62,015, respectively.

12.	COMMON STOCK

During the six month period ended June 30, 2018, the Company issued 2,000,000 shares of common stock for a legal settlement. The shares were issued at a value of $0.12 per share or for a total value of $240,000. In addition, the Company issued 1,597,971 shares for the conversion of a promissory note of $50,000 and accrued interest of $1,231. The stock was issued at a value of $0.03 per share. The Company relied on Section 4(a)(1) of the Securities Act of 1933, as amended, as the exemption from registration under the Act. The Company authorized the increase in the number of common shares available to one billion common shares as described within Note 14.

During the six month period ended June 30, 2017, no stock was sold or issued.

13.	LEGAL PROCEEDINGS

Except as set forth in Item 1, all of the legal proceedings for the six month periods ended June 30, 2018 is disclosed in our annual report on Form10-K filed on January 29, 2019.

On May 15, 2018, the Company was awarded $269,750 during the final settlement of litigation in connection with overpaid fees owed to the Company. In addition the Company was awarded $70,000 related to use of a trademark in a mediation settlement. As referred to in Note 3, $309,893 of these awarded settlements are still outstanding as of June 30, 2018.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through April 22, 2019, the date these financial statements were available to be issued. During their evaluation, the following subsequent event was identified.

The Company entered into various convertible debt agreements totaling $1,185,000. Additionally, on September 28, 2018 the Company adjusted the par value of the Series C Convertible Preferred Stock from $50 per share to $.001 per share.

On March 21, 2019, the Company issued 200,000 shares of its common stock to its Securities Exchange Commission counsel, who elected to take common stock in the Company as partial payment of his legal fees.

Additionally on March 29, 2019, the Company issued 500,000 shares of its common stock to an existing shareholder and warrant holder, who elected to exercise his warrants to purchase 500,000 shares of the Company's common stock for $15,000.  The warrants were issued during May of 2017.

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

During the period, the Company worked diligently to develop its marketing platform with respect to agreements previously entered into. In addition, it entered into two new agreements designed to not only generate revenue for the Company but increase its visibility on a national stage. At the end of the previous quarter, the Company entered into an agreement with T.A. Baxter, LLC (“Baxter”), a specialty pharmaceutical company specializing in CDC-compliant opioid pain medication, commercially known as LoMed. The agreement provides for the automatic sleep apnea testing of all LoMed patients as a pre-condition to being prescribed the LoMed product. During this period, the Company worked closely with Baxter in connection with promoting the LoMed product to pain clinics and physicians in various geographic locations. The Company believes that its sleep apnea program is an integral part of good medicine in connection with the prescribing of pain medication to patients and that its relationship with Baxter provides the Company with an excellent opportunity for the Company to market its product in the pain/behavioral health space, in general.

In April, the Company entered into an agreement with Interstate Specialty Marketing, Inc. (“ISM”), a specialty marketing company that offers a wide array of products and services to affinity groups with whom it contracts. The agreement provides for the Company to be included automatically in ISM’s promotion to its association clients on a going-forward basis. ISM currently has two material association accounts. The agreement is effective immediately. However, the Company anticipates a ramp-up time of three to five months before ISM will have designed appropriate marketing material for execution of its obligations to the Company. During the next two quarters, the Company will work closely with ISM so that when launched, the Company’s product will be embedded as an automatic benefit being provided to all of the members of ISM’s clients, nationwide.

Also in this quarter, we entered into an agreement with a large national healthcare services provider that provides a number of healthcare services, nationwide, to former employees of the U.S. Government. These services include testing for sleep apnea, when suspected. This is a third-party payer arrangement, whereby, when our contract partner examines a member of this group and suspects that the patients may suffer from sleep apnea, the patient is referred to us for sleep apnea testing. This is not an exclusive arrangement, but we do not know of any other resource being used by our contract partner for this purpose. Our fees for testing our contract partner’s patients are billed to and paid by our contract partner.

In this quarter, we entered into an agreement with one of the nation’s largest healthcare providers, which agreement designates us as a national vendor for this healthcare provider. The agreement specifically designates us as the obstructive sleep apnea (OSA) healthcare provider for a large municipality with whom our contract partner also contracted. Under the terms of this agreement, the Company provides sleep apnea testing to all municipal employees visiting our contract partner’s clinics who exhibit signs of OSA. Our services are billed to and paid by our contract partner. This agreement is exclusive with respect to the subject municipality.

ADVANZEON SOLUTIONS, INC.

Sources of Revenue

Three month periods ended June 30, 2018 and 2017

A quantitative summary of our revenues by source category for the three month periods ended June 30, 2018 and 2017:

	2018	2017	Change

OSA- related	$169,944	$209,572	$(39,628)

Results of Operations

OSA services decreased to $169,944 in 2018 from $209,572 in 2017 due to approximately $43,000 in discounts given for services.

Cost of revenues increased to $185,245 in 2018 from $70,141 in 2017. The difference in amounts is a result of the timing of when services were performed to generate revenues.

General and administrative expense

General and administrative expense in total for the three month periods ended June 30, 2018 and 2017 was as follows:

2018	$513,012
2017	699,878
Change	$(186,866)
Percentage Change	-26.70%

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses for the three month periods ended June 30, 2018 and 2017 is as follows:

	2018	2017	Change	Percent Change

Parent	$229,106	$307,026	$(77,920)	-25.38%
PVMS	283,906	392,852	(108,946)	-27.73%

Total	$513,012	$699,878	$(186,866)	-26.70%

ADVANZEON SOLUTIONS, INC.

Parent Company Level

	2018	2017	Change	Percent Change

Travel expense	$20,367	$915	$19,452	2125.90%
Professional fees	137,579	194,074	$(56,495)	-29.11%
Board of Directors fees	37,500	37,500	$-	0.00%
Rent expense	24,796	31,227	$(6,431)	-20.59%
Other	8,864	43,310	$(34,446)	-79.53%

Total G & A	$229,106	$307,026	$(77,920)	-25.38%

Explanations of variations by line item follow:

Travel expense increased over the comparable period as a result of timing of travel taken during the periods.

Professional Fees decreased $56,495. In January 2018, we hired an outside accountant for PVMS, whom we pay $7,000 per month. The decrease is a result of $42,600 paid during the three-month period ended June 30, 2017 that was no longer used in the three-month period ending June 30, 2018

Board of Director’s fees accrue at the rate of $37,500 for each fiscal quarter.

PVMS Subsidiary Level

	2018	2017	Change	Percent Change

Payroll related	$133,155	$128,233	$4,922	3.84%
Travel and related expense	56,519	42,513	$14,006	32.95%
Professional fees	29,310	17,650	$11,660	66.06%
Marketing costs	12,455	14,684	$(2,229)	-15.18%
Dues and subscriptions	210	-	$210	100.00%
Office supplies	15,232	1,067	$14,165	1327.55%
Other	37,025	188,705	$(151,680)	-80.38%

Total G & A	$283,906	$392,852	$(108,946)	-27.73%

Explanations of variations by line item follow:

Payroll related expenses increased $4,922. As the Company began to expand operations it gave its employees raises.

Travel expense was $14,006 higher due to the fact that the sales force is constantly traveling to trade shows and to visit existing and potential clinics. The sales force and supporting staff or personnel were not fully intact during 2017.

ADVANZEON SOLUTIONS, INC.

Professional Fees increased $11,660. In 2018, we hired an outside accountant for PVMS, whom we pay $7,000 per month. There was also a consultant hired and paid $6,000 to improve social media activities.

Other Income (Expense) decreased by $151,680. This was mainly due to 2017 miscellaneous expenses being improperly coded at year-end. Most of these expenses relate to travel and related expenses.

Interest expense

Interest expense in total for the three month periods ended June 30, 2018 and 2017 was as follows:

2018	$408,747
2017	361,021
Change	$47,726
Percentage Change	13.22%

A breakdown of the interest expense for the three month periods ended June 30, 2018 and 2017 is as follows:

	2018	2017	Change

Parent	$279,753	$283,001	$(3,248)
PVMS	128,994	78,020	50,974

Total	$408,747	$361,021	$47,726

Sources of Revenue

Six month period ended June 30, 2018 and 2017

A quantitative summary of our revenues by source category for the six month period ended June 30, 2018 and 2017:

	2018	2017	Change

OSA- related	$350,567	$335,692	$14,875

Results of Operations

OSA services increased to $350,567 in 2018 from $335,692 in 2017 due to the continued growth in the number of contracts that the Company had due to an enhanced marketing effort.

Cost of revenues increased to $234,344 in 2018 from $123,031 in 2017. The difference in amounts is a result of the timing of when services were performed to generate the revenues.

ADVANZEON SOLUTIONS, INC.

General and administrative expense

General and administrative expense in total for the six month periods ended June 30, 2018 and 2017 was as follows:

2018	$987,059
2017	1,098,404
Change	$(111,345)
Percentage Change	-10.14%

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses for the six month periods ended June 30, 2018 and 2017 is as follows:

	2018	2017	Change	Percent Change

Parent	$354,159	$461,834	$(107,675)	-23.31%
PVMS	632,900	636,570	(3,670)	-0.58%

Total	$987,059	$1,098,404	$(111,345)	-10.14%

Parent Company Level

	2018	2017	Change	Percent Change

Travel expense	$23,867	$1,403	$22,464	1601.14%
Professional fees	164,031	265,224	(101,193)	-38.15%
Board of Directors fees	75,000	75,000	-	0.00%
Rent expense	49,607	62,015	(12,408)	-20.01%
Other	41,654	58,192	(16,538)	-28.42%

Total G & A	$354,159	$461,834	$(107,675)	-23.31%

Explanations of variations by line item follow:

Travel expense increased over the comparable period as a result of timing of travel taken during the periods.

Professional Fees decreased $101,193. The decrease is a result of $85,000 paid during the six- month period ended June 30, 2017 that was no longer used in the six-month period ended June 30, 2018

ADVANZEON SOLUTIONS, INC.

Director’s fees accrue at the rate of $37,500 for each fiscal quarter.

PVMS Subsidiary Level

	2018	2017	Change	Percent Change

Payroll related	$266,656	$217,383	$49,273	22.67%
Travel and related expense	139,443	108,187	31,256	28.89%
Professional fees	61,656	18,200	43,456	238.77%
Marketing costs	28,230	31,617	(3,387)	-10.71%
Dues and subscriptions	38,213	-	38,213	100.00%
Office supplies	28,343	2,307	26,036	1128.57%
Other	70,359	258,876	(188,517)	-72.82%

Total G & A	$632,900	$636,570	$(3,670)	-0.58%

Explanations of variations by line item follow:

Payroll related expenses increased $49,273. As the Company began to expand operations it hired two additional personnel and began paying commission.

Travel expense was $31,256 higher due to the fact that our CEO traveled extensively on business development and the sales force is constantly traveling to visit existing and potential clinics. The sales force and supporting staff or personnel were not fully intact during 2017.

Professional Fees increased $43,456. In January 2018, we hired an outside accountant for PVMS, whom we pay $7,000 per month. For the period January through March 2018 the fee was prorated to $11,000. There were also 2 consultants hired and paid $21,000 to improve social media and miscellaneous.

Dues and Subscriptions comprised, in part, an annual payment to a national organization of $25,000.

Other Income (Expense) decreased by $188,517. This was mainly due to 2017 miscellaneous expenses being properly coded at year-end. Most of these expenses relate to Travel and related expense.

Interest expense

Interest expense in total for the six month periods ended June 30, 2018 and 2017 was as follows:

2018	$840,873
2017	724,542
Change	$116,331
Percentage Change	16.06%

ADVANZEON SOLUTIONS, INC.

A breakdown of the interest expense for the six month periods ended June 30, 2018 and 2017 is as follows:

	2018	2017	Change

Parent	$617,844	$568,502	$49,342
PVMS	223,029	156,040	66,989

Total	$840,873	$724,542	$116,331

ADVANZEON SOLUTIONS, INC.

Financial Condition

Liquidity and Capital Resources

During the six month periods ended June 30, 2018, we funded our operations from revenues and $525,043 in private borrowings. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

Short Term: We funded our operations with revenues from sales and private borrowings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk: As a smaller reporting company we are not required to make any disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our CFO concluded that, as of June 30, 2018, our internal controls over financial reporting were not optimally effective in the specific areas described in the paragraphs below.

As of June 30, 2018, our CFO identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•	Policies and Procedures for the Financial Close and Reporting Process – During the period of this report, the Company’s policies or procedures did not clearly define the roles in the financial reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having clear policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

ADVANZEON SOLUTIONS, INC.

•	Representative with Financial Expertise – For six month periods ended June 30, 2018, the Company did not continuously have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. Failure to have, continuously, an employee with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

As a result of our retaining the services of an Outside Accountant in January 2018 and appointing an internal Company employee to interface with the Outside Accountant, we have instituted the following policies and procedures designed to address the material weaknesses cited above.

•	All billing invoices prepared by the billing department are sent to the Outside Accountant for review and approval before sending out to the customer.

•	Copies of all incoming payable invoices are sent to the Outside Accountant for review, approval and data entry into the accounting system. That way Corporate Office has the originals and the outside accountants have duplicate copies. Accounts Payable Aging Report is sent once a week from the Outside Accountants to the Corporate office. The Corporate office, along with Outside Accountants, decide on which bills to pay weekly. Electronic payments have a duel control approval system (one person is initiating the payment and another person is approving the payment).

•	Paperwork on all customer invoices, credit card payments and check payments received at Corporate are copied and forwarded to Outside Accountants. Customer invoices are recorded daily. Customer payments received are recorded daily. Customer payments are reconciled with the bank on a daily basis. Aged Accounts Receivable Reports are sent to Corporate by the Outside Accountants with suggestions on a regular basis.

•	All bank accounts are reconciled monthly.

•	Financial Statements are prepared and reviewed monthly.

The Company plans to further augment its addressing of material weaknesses, on an as-needed basis, by hiring additional accounting personnel once its initial corrective steps have been fully implemented, tested and found to be effective.

ADVANZEON SOLUTIONS, INC.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

With the exception of the matter set forth below, all of the legal proceedings for the six month period ended June 30, 2018 is disclosed in our annual report on Form 10-K filed on January 29, 2019.

In a related matter to the Katzman litigation, On January 10, 2017, the Company brought an action against Melanie Damian et al. Case number 17-CA-00252, Thirteenth Judicial Circuit Court. Hillsborough County, FL. The Company alleges abuse of process based on wrongful collection practices including wrongful garnishment of bank accounts. The matter has been dismissed by mutual consent.

In an action entitled Pharmacy Value Management Services Inc. v. Hartman et al,
Case No. 8:17-cv-132-T-35TBM (M.D. Fla.) – a settlement pursuant to the mediation in the matter was reached and executed on March 18, 2018. Pursuant to the settlement Defendants paid the sum of $70,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the matter set forth below the sale of unregistered securities for the period were disclosed in our annual report on Form 10-K filed on January 29, 2019.

During the six month period ended June 30, 2018, the Company issued 2,000,000 shares of common stock for a legal settlement. The shares were issued at a value of $0.12 per share or for a total value of $240,000. In addition, the Company issued 1,597,971 shares for the conversion of a promissory note of $50,000 and accrued interest of $1,231. The stock was issued at a value of $0.03 per share. We relied on Section 4(a)(1) of the Securities Act of 1933, as amended, as the exemption from registration under the Act.

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

Advanzeon Solutions, Inc.
Registrant

Date:	April 22, 2019	By:	/s/ Clark A. Marcus
Clark A. Marcus, Chief Executive Officer

		By:	/s/ Arnold B. Finestone
Arnold B. Finestone, Chief Financial Officer

- 25 -