Form 10-Q
period 2018-09-30
Advanzeon Solutions, Inc.
filed 2019-04-24
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2018

OR

☐	Transition report under section 13 or 15(d) of the Securities Act of 1934.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

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

ADVANZEON SOLUTIONS, INC.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2018 (unaudited) and December 31, 2017

ASSETS

	September 30, 2018 (unaudited)	December 31, 2017
CURRENT ASSETS
Cash	$72,059	$18,200
Accounts receivable	35,454	961
Other current assets	763,675	62,833
Total current assets	871,188	81,994

PROPERTY AND EQUIPMENT, NET	449	898

TOTAL ASSETS	$871,637	$82,892

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2018 (unaudited) and December 31, 2017

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	September 30, 2018 (unaudited)	December 31, 2017
CURRENT LIABILITIES
Loans payable:
Related parties	$787,733	$19,923
Due to shareholder	—	3,000,000
Account payable	907,970	946,841
Current portion of long-term debt	9,478,718	8,461,795
Contingent liability	642,659	489,995
Accrued interest-related party	—	5,017,708
Other accrued expenses	14,302,104	13,170,753
Total current liabilities	26,119,184	31,107,015

Long-term debt, net of current portion	—	—

TOTAL LIABILITIES	26,119,184	31,107,015
STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 and $50 par value; 1,000,000 shares authorized, as of September 30, 2018 and December 31, 2017	—	—
Series C Convertible Preferred; $.001 and $50 par value; 14,400 shares authorized; 10,434 shares issued and outstanding as of September 30, 2018 and December 31, 2017	10	521,700
Series D Convertible Preferred; $.001 and $50 par value; 7,000 shares authorized; 250 shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Remaining Preferred stock; $.001 and $50 par value; 978,600 shares as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 66,661,656 and 63,063,685 shares issued and outstanding as of September 30, 2018 and December 31, 2017	666,617	630,637
Additional paid in capital	28,012,007	27,235,066
Accumulated deficit	(53,926,181)	(59,411,526)
Total stockholders’ deficiency	(25,247,547)	(31,024,123)

TOTAL LIABILITIES AND
STOCKHOLDERS’ DEFICIENCY	$871,637	$82,892

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended September 30, 2018 and 2017 (unaudited)

	Three Month Periods Ended		Nine Month Periods Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Obstructive sleep apnea (OSA)	$99,083	$125,007	$449,650	$460,699
Total revenues	99,083	125,007	449,650	460,699

Costs and expenses:
Costs of revenues	46,028	68,739	280,372	191,770
General and administrative	409,419	484,220	1,396,478	1,582,624
Depreciation	149	—	449	—
Total costs and expenses	455,596	552,959	1,677,299	1,774,394

Loss from operations	(356,513)	(427,952)	(1,227,649)	(1,313,695)

Other income (expense):
Interest expense	(307,922)	(381,021)	(1,148,795)	(1,105,563)
Legal settlement	—	—	328,269	(17,031)
Settlement of prior accounting services	—	—	(240,000)	—
Extinguishment of loan due to shareholder	—	—	7,771,140	—
Other income	—	—	2,380	—
Total other income (expense)	(307,922)	(381,021)	6,712,994	(1,122,594)

Income taxes	—	—	—	—

Net income (loss)	$(664,435)	$(808,973)	$5,485,345	$(2,436,289)

PER SHARE INFORMATION
Net Income (Loss) Per Common Share	$(0.01)	$(0.01)	$0.08	$(0.04)

Weighted Average Number of Common
Shares Outstanding	66,661,656	63,063,685	65,849,175	63,063,685

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

September 30, 2018 (unaudited) and December 31, 2017

	Series C Convertible	Series C Convertible	Common
	Preferred	Preferred	Stock	Common	Additional
	Stock Number	Stock	Stock Number	Stock	Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	10,434	$521,700	63,063,685	$630,637	$27,235,066	$(59,411,526)	$(31,024,123)

Stock issued for settlement of accounting services	—	—	2,000,000	20,000	220,000	—	240,000

Issuance of stock options	—	—	1,597,971	15,980	35,251	—	51,231

Par value adjustment to Series C Convertible Preferred Stock*	—	(521,690)	—	—	521,690	—	—

Net income	—	—	—	—	—	5,485,345	5,485,345

Balance at September 30, 2018	10,434	$10	66,661,656	$666,617	$28,012,007	$(53,926,181)	$(25,247,547)

* See Note 14 for additional information regarding par value adjustment

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2018 and 2017 (unaudited)

	Nine Month Periods Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,485,345	$(2,436,289)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	449	—
Stock issued for settlement of accounting services	240,000	—
Extinguishment of loan due to shareholder and accrued interest	(7,771,140)	—
Net changes in assets and liabilities:
Accounts receivable	(34,493)	(2,600)
Other current assets	(700,842)	19,797
Accounts payable	520,379	(79,913)
Contingent liability	152,664	—
Accrued interest - related party	(246,568)	—
Other accrued expenses	1,328,842	1,277,389
Net cash used in operating activities	(1,025,364)	(1,221,616)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	1,079,223	1,060,000
Payments on long term debt	—	(25,000)
Net cash provided by financing activities	1,079,223	1,035,000

Net increase (decrease) in cash	53,859	(186,616)

CASH - Beginning of Year	18,200	194,049

CASH - END OF PERIOD	$72,059	$7,433

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Schedule of non-cash investing transactions:
Convertible promissory note converted to common stock	$51,231	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Advanzeon Solutions, Inc and its wholly owned subsidiary, and its respective subsidiaries (collectively referred to herein as, the “Company,” “Advanzeon,” “we”, “us,” or “our”).

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2018, the changes therein for the three and nine month periods then ended and the results of operations for the three and nine month periods ended September 30, 2018 and 2017.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles general accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the nine-month periods ended September 30, 2018 and 2017 are not necessarily indicative of operating results for the full year.

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

Use of Estimates - The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts. Actual results could differ from these estimates. Estimates involved in the determination of an allowance for doubtful accounts receivable and is considered by management as particularly susceptible to material change in the next year. Other significant estimates relate to stock-based compensation, warrants and beneficial conversion features.

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

Property and Equipment - Property and equipment (Note 4) is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives ranging from 2 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

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

The carrying amounts and estimated fair values of long-term debt at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Convertible promissory notes	$9,478,718	$—	$8,461,795	$—
Loan payable related party	787,733	—	3,019,923	—
	$10,266,451	$—	$11,481,718	$—

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2018, there have been 20 additional convertible-promissory notes totaling $1,066,923 and $801,933 was reclassified from accounts payable to loans payable related party. One previous $50,000 convertible-promissory note was converted into stock.

Cost of Revenues - Cost of revenues consist of sleep testing expenses, supplies, service fees, and product shipping.

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

3.	OTHER CURRENT ASSETS

Other current assets consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Due from Escrow account	$417,182	$29,068
Loans to others	—	400
Security deposit	3,500	3,500
Capitalized portion of lease	3,236	—
Prepaid expenses	5,248	29,865
Miscellaneous receivable	334,509	—

Other Current Asset	$763,675	$62,833

In 2018, $24,616 of prepaid expenses was reclassified to miscellaneous receivable. The remaining $309,893 in miscellaneous receivable is legal settlement income.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Leasehold improvement	$2,992	$2,992
Less accumulated depreciation	(2,543)	(2,094)
Property and equipment - net	$449	$898

Depreciation expense for the nine month periods ended September 30, 2018 and 2017 is $449 and $0, respectively.

5.	RELATED PARTY AND SHAREHOLDER LOANS PAYABLE

The Company has received financing from Management of the Company as well as from members of our Board of Directors. These individuals are deemed to be related parties to the Company and their indebtedness must be disclosed separately.

As of September 30, 2018 and December 31, 2017, there are the following related party notes payable:

	September 30, 2018	December 31, 2017

Related party loans payable	$787,733	$19,923
Due to shareholder	—	3,000,000
	$787,733	$3,019,923

During the first quarter of 2018, $910,010 was reclassified from accounts payable to loans payable related party. During the nine month period ended September 30, 2018 the Company wrote off the due to shareholder balance and accrued interest totaling $7,771,140 as disclosed in Note 10.

6.	NOTES PAYABLE

As of September 30, 2018, and December 31, 2017, the balance was as follows:

	September 30, 2018	December 31, 2017

Notes payable	$9,478,718	$8,461,795

During the nine months ended September 30, 2018, there have been 20 additional convertible-promissory notes totaling $1,066,923. One previous $50,000 convertible-promissory note was converted into stock.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Break-out of debt between the parent company and our subsidiary PVMS is as follows:

	September 30, 2018	December 31, 2017

Advanzeon parent	$372,000	$5,035,795
PVMS	9,106,718	3,426,000
	$9,478,718	$8,461,795

At PVMS, the total of notes issued year-to-date and their dollar values were as follows:

	September 30, 2018	December 31, 2017

Number of notes issued	20	39

Dollar value	$1,066,923	$1,570,000

All notes are short-term in nature, one-year maturity date. All debt issued has a stated interest rate of 12% per year.

At PVMS, the total of notes converted to stock for the nine months ended September 30, 2018 and their dollar values were as follows:

September 30, 2018

Number of notes converted	1

Dollar value	$50,000

7.	CONTINGENT LIABILITY

Contingent Liability consisted of 3 items:

1)	a lawsuit by the son of a deceased promissory note holder in the amount of $450,000. The son’s actions have been dismissed by the court 2 previous times.

2)	interest payable to the same person listed in (1) in the amount of $171,247

3)	Advanzeon won a decision on a court case against Universal Healthcare. The attorney’s fees relating to this matter total $21,412. This fee will be paid out of the proceeds of the case when collected.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018 and December 31, 2017, the balance of this indebtedness is as follows:

	September 30, 2018	December 31, 2017

Legal settlement payable	$—	$39,995
Disputed note payable	450,000	450,000
Disputed interest payable	171,247	—
Pending attorney fees	21,412	—

Total Contingent Liability	$642,659	$489,995

In 2018, we have reclassified the Legal Settlement Payable of $39,995 to Accounts Payable.

8.	ACCRUED INTEREST-RELATED PARTY

As of September 30, 2018, the balance of accrued interest on this indebtedness is as follows:

	September 30, 2018	December 31, 2017

Accrued interest related party	$—	$5,017,708

During the second quarter of 2018, a total of $4,771,140 was written off to extinguishment of loan due to shareholder. The remaining balance of $246,568 was reclassified as accrued interest payable (non-related party).

9.	OTHER ACCRUED LIABILITIES

As of September 30, 2018 and December 31, 2017, the balance of other accrued liabilities is as follows:

	September 30, 2018	December 31, 2017

Management compensation	$8,873,802	$8,873,802
Accrued interest non-related party	4,524,264	2,632,159
Board of Director fees	862,500	600,000
State fees	21,000	—
Payroll liabilities	20,538	11,522
Other	—	1,053,270
Total other accrued debt	$14,302,104	$13,170,753

In 2018, other accrued liabilities of $1,053,270 has been reclassified to its proper categories; $696,989 has been reclassified to accrued interest-non-related party, $196,260 to loan payable related party, $150,000 to accrued board of directors fees, $10,021 was a reversal of the December 31, 2017 year-end accrual of wages, subcontractor fees, and commissions.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	EXTINGUISHMENT OF LOAN DUE TO SHAREHOLDER

An expired promissory note and the accrued interest were written off to extinguishment of loan due to shareholder due in accordance with Florida Law 95.11 (2)(b) on the expiration of debt. The principal amount of $3,000,000 and accrued interest of $4,771,140 was written off.

11.	COMMITMENTS AND CONTINGENCIES

We lease certain office space under an operating lease that expires on September 30, 2019. The Tampa office lease contains an annual escalation clause and a provision for payment of real estate taxes, insurance, and maintenance and repair expenses. Total rental expense for the lease for the nine month periods ended September 30, 2018 and 2017 is $74,367 and $78,652, respectively.

12.	COMMON STOCK

During the nine month period ended September 30, 2018, the Company issued 2,000,000 shares of common stock for a legal settlement. The shares were issued at a value of $0.12 per share or for a total value of $240,000. In addition, the Company issued 1,597,971 shares for the conversion of a promissory note of $50,000 and accrued interest of $1,231. The stock was issued at a value of $0.03 per share. We relied on Section 4(a)(1) of the Securities Act of 1933, as amended, as the exception from registration under the Act.

During the nine month period ended September 30, 2017, no stock was sold or issued.

13.	LEGAL PROCEEDINGS

Except as disclosed in Item 1, all of the legal proceedings for the nine months ended September 30, 2018, is disclosed in our annual report on Form10-K filed on January 29, 2019.

On May 15, 2018, the Company was awarded $269,750 during the final settlement of litigation in connection with overpaid fees owed to the Company. In addition the Company was awarded $70,000 related to use of a trademark in a mediation settlement. As referred to in Note 3, $309,893 of these awarded settlements are still outstanding as of September 30, 2018.

14.	PAR VALUE ADJUSTMENT TO PREFERRED STOCK

On September 28, 2018 the Company filed a Certificate of Correction, which can be found as Exhibit 3 within the Form 10-K report filed. Within this exhibit the Company decreased the par value of the Preferred Stock from $50 per share to $.001 per share.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through April 24, 2019, the date these financial statements were available to be issued. During their evaluation, the following subsequent event was identified.

The Company entered into various convertible debt agreements totaling $635,000.

On March 21, 2019, the Company issued 200,000 shares of its common stock to its Securities Exchange Commission counsel, who elected to take common stock in the Company as partial payment of his legal fees.

Additionally on March 29, 2019, the Company issued 500,000 shares of its common stock to an existing shareholder and warrant holder, who elected to exercise his warrants to purchase 500,000 shares of the Company’s common stock for $15,000. The warrants were issued during May of 2017.

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

In the past, the commercial transportation industry, and industry in general, did not fully appreciate OSA as a health/liability issue. Today, more and more companies have begun to identify OSA as a major health and liability concern. Part of this realization has been occasioned by the number of successful lawsuits initiated on account of drivers accused of having accidents caused, in part, by their having OSA (sleep apnea). Several years ago, the Company identified this health problem and an industry trend toward more attention being devoted to issues involving OSA. We took steps to address what we saw as a national healthcare epidemic, and in the process, we constructed a nationwide virtual system for the screening, testing and treatment of OSA. We believe we are the only nationwide, medically-driven company that actively engages and promotes to industry a national screening, testing and treatment program targeting OSA.

The United States government has provided impetus to certain employers and unions to start paying more attention to OSA by passing legislation requiring that commercial interstate drivers (including truckers, airline pilots and railway conductors) be examined for a respiratory dysfunction (sleep apnea) as a condition of their maintaining their commercial license. That, notwithstanding, however, the challenge we faced, and continue to face, is getting employers, associations, municipalities and unions (collectively, “employers”) to fully realize the health and economic value to them for actively promoting an internal OSA program to their employees and/or members (collectively, “employees”) which consists of providing our services to their employees on an employer-paid basis – no cost to the employee. Therefore, once we have made our initial contact with an employer who is willing to pay for all or a part of our SMS services, our job is to then assist them in implementing a comprehensive OSA program and, either directly or indirectly, promoting same to their employees. We have found that while many companies wholeheartedly embrace the need to address OSA from a management perspective, others, while recognizing the problem, are not yet ready to actually promote such a program, internally, from a cost perspective. They are oftentimes not willing to enter into a formal contract for our services, preferring an informal relationship whereby they agree that while they will pay for the services we rendered to their employees, they will not engage in the active promotion of the program. The result is that unless we convince the employers to make their employees aware of such coverage, the employees often remain unaware of the fact that their employer is providing them with such a benefit. It is, therefore, our responsibility, and our cost, to work with each such employer, generally through their human resources staff to provide the design and necessary materials needed to implement and monitor an effective OSA benefit program. This requires an active marketing effort on our part both before the relationship is solidified, and consistently thereafter. As a result of our limited financial resources, while we have now successfully established a significant number of these relationships, there still remains the task of continuing our marketing efforts to fully realize the economic benefit of those relationships. We are confident that our continued efforts will ultimately provide a meaningful revenue stream in tandem with the growth of our patient population.

ADVANZEON SOLUTIONS, INC.

During the three months ended September 30, 2018, the Company continued its marketing/sales efforts with respect to the agreements and relationships it established in the prior quarter and pursued establishing relationships with additional municipalities and employers of commercial drivers. We also pursued our relationship with one of the nation’s largest healthcare providers in terms of having our program made available to their patients, on a preferred vendor basis, through their clinics, nationwide (they report having approximately 700 clinics nationwide). The Company also successfully entered into relationships with (i) one additional municipality; (ii) a County school district within another municipality; and (iii) four corporations, all authorizing us to bill them directly for providing sleep apnea services to their employees who came to us either on a clinic referral basis or directly. Additionally, we continued our marketing efforts with our Teamsters account. We also focused attention on establishing a more robust revenue stream from existing patient accounts utilizing the Company’s CPAP treatment program in terms of (i) regularly supplying those patients with certain replacement supplies for their CPAP machines; and (ii) monitoring our commercial driver patients’ DOT compliance requirements in terms of their CPAP utilization. Our CPAP utilization monitoring program generates revenue based upon automatic monthly credit card payments by each patient being monitored.

While our marketing/sales efforts during this quarter were restricted, as anticipated, by financial constraints, we were still able to move the relationships established in Q2 forward, enter into additional similar type relationships and enhance our equipment supply and monitoring programs such that, on a going-forward basis, management believes that they will ultimately provide a meaningful revenue stream in tandem with the growth of our patient population.

Sources of Revenue

Three month periods ended September 30, 2018 and 2017

A quantitative summary of our revenues by source category for the three month periods ended September 30, 2018 and 2017:

	2018	2017	Change

OSA- related	$99,083	$125,007	$(25,924)

ADVANZEON SOLUTIONS, INC.

Results of Operations

OSA services decreased to $99,083 in 2018 from $125,007 in 2017 due to approximately $35,000 in discounts given for services.

Cost of revenues decrease to $46,028 in 2018 from $68,739 in 2017. The difference in amounts is a result of the timing of services performed to generate revenues during the periods.

General and administrative expense

General and administrative expense in total for the three month periods ended September 30, 2018 and 2017 was as follows:

2018	$409,419
2017	484,220
Change	$(74,801)
Percentage Change	-15.45%

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses for the three month periods ended September 30, 2018 and 2017 is as follows:

	2018	2017	Change	Percent Change

Parent	$130,218	$174,604	$(44,386)	-25.42%
PVMS	279,200	309,616	(30,416)	-9.82%

Total	$409,418	$484,220	$(74,802)	-15.45%

Parent Company Level

	2018	2017	Change	Percent Change

Travel expense	$1,500	$234	$1,266	541.03%
Professional fees	49,735	113,963	(64,228)	-56.36%
Board of Directors fees	37,500	37,500	—	0.00%
Rent expense	25,129	16,637	8,492	51.04%
Other	16,354	6,270	10,084	160.83%

Total G & A	$130,218	$174,604	$(44,386)	-25.42%

Explanations of variations by line item follow:

Travel expense increased over the comparable period as a result of timing of travel taken during the periods.

ADVANZEON SOLUTIONS, INC.

Professional Fees decreased by $64,228. In January 2018, we hired an outside accountant for PVMS, whom we pay $7,000 per month. The decrease is a result of $42,600 paid during the three-month period ended September 30, 2017 that was no longer used in the three-month period ending September 30, 2018.

Board of Director’s fees accrue at the rate of $37,500 for each fiscal quarter.

PVMS Subsidiary Level

	2018	2017	Change	Percent Change

Payroll related	$141,516	$130,001	$11,515	8.86%
Travel and related expense	61,003	2,648	58,355	2203.74%
Professional fees	21,550	11,524	10,026	87.00%
Marketing costs	14,066	13,896	170	1.22%
Dues and subscriptions	344	—	344	100.00%
Office supplies	13,481	2,443	11,038	451.82%
Other	27,240	149,104	(121,864)	-81.73%

Total G & A	$279,200	$309,616	$(30,416)	-9.82%

Explanations of variations by line item follow:

Payroll related expenses increased $11,516. As the Company began to expand operations it hired two additional personnel and began paying commission.

Travel expense was $58,355 higher due to the fact that our CEO traveled extensively on business development and the sales force is constantly traveling to visit existing and potential clinics. The sales force and supporting staff or personnel were not fully intact during 2017.

Professional Fees increased $10,026. In 2018, we hired an outside accountant for PVMS, whom we pay $7,000 per month. There was also a consultant hired and paid $6,000 to improve social media activities.

Other Income (Expense) decreased by $121,864. This was mainly due to 2017 miscellaneous expenses being improperly coded at year-end. Most of these expenses relate to Travel and related expense.

ADVANZEON SOLUTIONS, INC.

Interest expense

Interest expense in total for the three month periods ended September 30, 2018 and 2017 was as follows:

2018	$307,922
2017	381,021
Change	$(73,099)
Percentage Change	-19.19%

A breakdown of the interest expense for the three month periods ended September 30, 2018 and 2017 is as follows:

	2018	2017	Change

Parent	$163,092	$283,001	$(119,909)
PVMS	144,830	98,020	46,810

Total	$307,922	$381,021	$(73,099)

Sources of Revenue

Nine month periods ended September 30, 2018 and 2017

A quantitative summary of our revenues by source category for the nine month periods ended September 30, 2018 and 2017:

	2018	2017	Change

OSA- related	$449,650	$460,699	$(11,049)

Results of Operations

OSA services decreased to $449,650 in 2018 from $460,699 in 2017 due to approximately $35,000 in discounts given for services during the quarter, but with the discounts excluded the sales went up by approximately $6,000 due to the continued growth in the number of contracts that the Company had due to an enhanced marketing effort.

Cost of revenues increased to $280,372 in 2018 from $191,770 in 2017. The difference in amounts is a result of the timing of services performed to generate revenue during the periods.

ADVANZEON SOLUTIONS, INC.

General and administrative expense

General and administrative expense in total for the nine month periods ended September 30, 2018 and 2017 was as follows:

2018	$1,396,478
2017	1,582,624
Change	$(186,146)
Percentage Change	-11.76%

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses for the nine month periods ended September 30, 2018 and 2017 is as follows:

	2018	2017	Change	Percent Change

Parent	$484,377	$636,438	$(152,061)	-23.89%
PVMS	912,101	946,186	(34,085)	-3.60%

Total	$1,396,478	$1,582,624	$(186,146)	-11.76%

Parent Company Level

	2018	2017	Change	Percent Change

Travel expense	$25,367	$1,637	$23,730	1449.60%
Professional fees	213,766	379,187	$(165,421)	-43.63%
Board of Directors fees	112,500	112,500	$—	0.00%
Rent expense	74,736	78,652	$(3,916)	-4.98%
Other	58,008	64,462	$(6,454)	-10.01%

Total G & A	$484,377	$636,438	$(152,061)	-23.89%

Explanations of variations by line item follow:

Travel expense increased over the comparable period as a result of timing of travel taken during the periods.

ADVANZEON SOLUTIONS, INC.

Professional Fees decreased $165,421. The decrease is a result of $130,000 paid during the nine-month period ended September 30, 2017 that was no longer used in the nine-month period ending September 30, 2018

Director’s fees accrue at the rate of $37,500 for each fiscal quarter.

PVMS Subsidiary Level

	2018	2017	Change	Percent Change

Payroll related	$408,172	$347,384	$60,788	17.50%
Travel and related expense	200,446	110,835	$89,611	80.85%
Professional fees	83,206	29,724	$53,482	179.93%
Marketing costs	42,296	45,513	$(3,217)	-7.07%
Dues and subscriptions	38,557	—	$38,557	100.00%
Office supplies	41,824	4,750	$37,074	780.51%
Other	97,600	407,980	$(310,380)	-76.08%

Total G & A	$912,101	$946,186	$(34,085)	-3.60%

Explanations of variations by line item follow:

Payroll related expenses increased $60,788. As the Company began to expand operations it hired two additional personnel and began paying commission.

Travel expense was $89,611 higher due to the fact that our CEO traveled extensively on business development and the sales force is constantly traveling to visit existing and potential clinics. The sales force and supporting staff or personnel were not fully intact during 2017.

Professional Fees increased $53,482. In January 2018 we hired an outside accountant for PVMS, whom we pay $7,000 per month. For the period January through March 2018 the fee was prorated to $11,000. There were also 2 consultants hired and paid $21,000 to improve social media and miscellaneous.

Dues and Subscriptions comprised, in part, an annual payment to a national organization of $25,000.

Other Income (Expense) decreased by $310,380. This was mainly due to 2017 miscellaneous expenses being properly coded at year-end. Most of these expenses relate to travel and related expense.

ADVANZEON SOLUTIONS, INC.

Interest expense

Interest expense in total for the nine month periods ended September 30, 2018 and 2017 was as follows:

2018	$1,148,795
2017	1,105,563
Change	$43,232
Percentage Change	3.91%

A breakdown of the interest expense for the nine month periods ended September 30, 2018 and 2017 is as follows:

	2018	2017	Change

Parent	$780,936	$851,503	$(70,567)
PVMS	367,859	254,060	113,799

Total	$1,148,795	$1,105,563	$43,232

ADVANZEON SOLUTIONS, INC.

Financial Condition

Liquidity and Capital Resources

During the nine month periods ended September 30, 2018, we funded our operations from revenues and $1,079,223 in private borrowings. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our CFO concluded that, as of September 30, 2018, our internal controls over financial reporting were not optimally effective in the specific areas described in the paragraphs below.

As of September 30, 2018, our CFO identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

●	Policies and Procedures for the Financial Close and Reporting Process – During the period of this report, the Company’s policies or procedures did not clearly define the roles in the financial reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having clear policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

ADVANZEON SOLUTIONS, INC.

●	Representative with Financial Expertise – For the nine month periods ended September 30, 2018, the Company did not continuously have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. Failure to have, continuously, an employee with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

ADVANZEON SOLUTIONS, INC.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

With the exception of the matter set forth below, all of the legal proceedings for the nine month periods ended September 30, 2018, is disclosed in our annual report on Form 10-K filed on January 29, 2019.

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

During the nine month period ended September 30, 2018, the Company issued 2,000,000 shares of common stock for a legal settlement. The shares were issued at a value of $0.12 per share or for a total value of $240,000. In addition, the Company issued 1,597,971 shares for the conversion of a promissory note of $50,000 and accrued interest of $1,231. The stock was issued at a value of $0.03 per share. We relied on Section 4(a)(1) of the Securities Act of 1933, as amended, as the exception from registration under the Act.

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

Advanzeon Solutions, Inc.
Registrant

Date: April 24, 2019	By:	/s/ Clark A. Marcus
Clark A. Marcus, Chief Executive Officer

	By:	/s/ Arnold B. Finestone
Arnold B. Finestone, Chief Financial Officer