Form 10-K
period 2018-12-31
Advanzeon Solutions, Inc.
filed 2019-05-24
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X)	Annual Report Pursuant under Section 13 or 15(d) of the Securities Act of 1934.

For the year ended December 31, 2018

( )	Transition report under section 13 or 15(d) of the Securities Act of 1934.

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(s) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of May 1, 2019 was $2,037,061. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant’s common stock outstanding as of May 22, 2019 was 67,361,656.

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

OBSTRUCTIVE SLEEP APENA

In 2014, the Department of Transportation (“DOT”) overhauled its system such that regulations now require commercial drivers, that is drivers with a commercial driver’s license (‘CDL”) must be specifically examined with respect to whether or not they have a respiratory dysfunction which is defined to include Obstructive Sleep Apnea (“OSA”). OSA is a breathing disorder that causes the airway in a person’s throat to close during sleep for ten seconds or more. This loss of breathing function can occur as many as 400 times during the night, and those who have the disorder wake up multiple times, which can lead to exhaustion during the day. Although OSA is diagnosed across a wide demographic, there are certain factors that increase the risk of a person developing this disorder:

●	Obesity

●	Smoking and drinking alcohol

●	Family history

●	Small airway

●	Recessed chin, large overbite

●	Ethnicity

The troubling aspect of OSA as it relates to CDL drivers is that it causes intense fatigue often causing a driver to struggle with focusing and remaining alert while driving. Sleep apnea is one of the major contributing factors in truck accidents.

SOURCES OF REVENUE

For the years ended December 31, 2018 and 2017, all of our revenue was earned from our sleep apnea business.

OUR BUSINESS

The Company through its wholly-owned subsidiary Pharmacy Value Management Solutions, Inc. administers and operates a medically-driven sleep apnea program branded SleepMaster Solutions™ (“SMS”). Management believes that SMS is the largest provider of these combined services in the nation. We are in all 50 states and provide a turnkey solution designed to effectively keep drivers on the road with no down time and compliant with DOT regulations, improve their health, and significantly decrease legal liability risk for the employer. We are vertically integrated, and we provide a “Program” of services that addresses all the needs of a corporate transportation system, union or other driver-related organizations. We believe we are the only company capable of providing the full range of needed services in a timely manner.

Our services start with the identification of the target population and the potential risk the client currently has. We can do this through our SMS Program, which includes the ability to screen every driver to identify if signs and symptoms of sleep apnea are present. We can then take this data and provide the employer with a list of those drivers that should be tested and the statistical likelihood of the percentage of those drivers who will test positive for obstructive sleep apnea (OSA). Together with the employer/union, SMS provides a realistic time frame, actual total cost, and process for testing all drivers who need to be tested. For those drivers testing positive for OSA, we then provide the appropriate treatment such that the driver will meet the DOT requirements and remain on the road. We monitor 365 days per year driver’s usage of the treatment device according to DOT standards and we report that usage to all stakeholders as required/permitted. We utilize mathematical algorithms to determine if the driver is predicatively meeting the annual DOT requirements for usage. Using those predictive algorithms, we reach out to those drivers to provide case management and encouragement designed to solve problems such that the driver increases usage, if necessary, and remains compliant.

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

Our Home Sleep Test (HST) Process:

After a driver has been diagnosed as at risk for OSA, the next step is for the driver to be evaluated with a Home Sleep Test (“HST”). The HST is a testing device used overnight by the driver. The device takes readings of the sleep interruptions, oxygen levels and other related data. SMS contacts the driver and coordinates where to send the Home Seep Test. The driver is advised what will come in the box and when the box will arrive. SMS then ships the test along with a return shipping box. When the test is completed, the driver places the device in the return box. The driver then calls USPS for a free pickup or drops off the box at a USPS location. The test is then returned to SMS where the test is downloaded, results evaluated by a certified sleep specialist, and a report generated. We coordinate with our supplier and provide the HST and related services to the driver for a fee.

CPAP Therapy:

Once the HST Is returned and results evaluated, the driver falls into one of two categories. If sleep apnea is ruled out, the driver and all relevant stakeholders are provided with a “Certificate of Compliance” which is used by the certified medical examiner (CME) to certify the driver’s medical card. If sleep apnea is confirmed, the driver and all relevant stakeholders are advised, and a medically correct and regulatory compliant treatment plan is recommended. This plan is most often Continuous Positive Air Pressure (“CPAP”) therapy. SMS will provide the driver with an auto-regulating CPAP machine and deliver same to the driver’s home, office, or wherever he/she prefers to receive it. The driver is instructed on how to use the CPAP machine and preferences for mask type, fitting size, etc. are customized for the driver. SMS employs staff who is skilled at walking a driver through the process. SMS also utilizes a “hotline” that a driver may call with any questions.

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

Medical Advisory Board

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

Dental Advisory Board

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

ADMINISTRATION AND EMPLOYEES

Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and customer service functions. As of December 31, 2018, we employed two people and contracted for seven others.

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

Dependence on our Chief Executive Officer

We are dependent on the services of Mr. Clark A. Marcus, our Chief Executive Officer. The loss of his services would have a materially adverse effect on the performance and growth of our business for some period of time. We do not have any “Key Man” insurance for Mr. Marcus.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We leased our Tampa corporate office and paid annual rent of $99,485 in 2018. The term of the lease is for 5 years beginning in May 2014 and ending on June 30, 2019. We currently lease approximately 3,133 square feet and pay approximately $8,229 per month. We consider the condition of our leased property to be average and adequate for our current needs. In our Tampa office, we maintain clinical operations, business development, accounting, financial and regulatory reporting and other management information symptoms information systems, and provider and member service functions. During 2019, the Company renegotiated the Tampa office lease and verbally agreed to a three-year extension of the lease with no increase in payments.

We leased our Huntington Beach office and paid annual rent of $25,900 in 2018. The term of the lease is for 1 year beginning April 18, 2018 and ending April 30, 2019. We currently pay $3,700 per month. The lease has been extended on a month to month basis at a monthly rent of $4,000. We consider the condition of our leased property to be average and adequate for our current needs.

We lease a vehicle for our CEO to be used for business. The term of the lease is 3 years beginning July 9, 2018 and ending July 9, 2021. We currently pay a monthly rate of $893.

ITEM 3. LEGAL PROCEEDINGS

With the exception of the matter set forth below, all of the legal proceedings for the year ended December 31, 2018 is disclosed in our annual report on Form 10-K filed on January 29, 2019.

On May 15, 2018, the Company was awarded $269,750 during the final settlement in connection with overpaid fees owed to the Company.

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

During January 2019, the Company settled a legal dispute with Rotech Healthcare, Inc. The total settlement was for $146,671 to be paid to Rotech during 2019, which is included in accounts payable as of December 31, 2018. The Company intends to either negotiate and/or move to the court to reopen the settlement based upon, among other things, mutual mistakes. The Company has, to date, abided by the settlement.

As referred to in Note 3 to the Consolidated Financial Statements $309,892 of these awarded settlements are still outstanding as of December 31, 2018.

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

The below quotations, as determined through a query of Bloomberg LLP, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low

Year ended December 31, 2018
4th quarter, ended December 31, 2018	$0.10	$0.08
3rd quarter, ended September 30, 2018	$0.10	$0.10
2nd quarter, ended June 30, 2018	$0.12	$0.11
1st quarter, ended March 31, 2018	$0.10	$0.09

(b)	Holders – As of April 26, 2019, we had 416 holders of record of our common stock.

(c)	Dividends - We did not pay any cash dividends on our common stock during the year ended December 31, 2018 and do not contemplate the initiation of payment of any cash dividends in the foreseeable future. In the event that we do pay dividends, the holders of record of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are entitled to receive such dividends in preference to the holders of our common stock, when and if declared by our Board of Directors. If declared, holders of our Series C Convertible Preferred Stock will receive dividends in an amount equal to the amount that would have been payable had the Series C Convertible Preferred Stock been converted into shares of our common stock immediately prior to the declaration of such dividend. Holders of our Series D Convertible Preferred Stock will receive dividends in an amount equal to 50% of the amount that would have been payable had the Series D Convertible Preferred Stock been converted into shares of our common stock. No dividends shall be authorized, declared, paid or set apart for payment on any class or series of our stock ranking, as to dividends, on a parity with or junior to the Series C Convertible Preferred Stock for any period unless full cumulative dividends have been, or contemporaneously are authorized, declared, paid or set apart in trust for such payment on the Series C Convertible Preferred Stock. In addition, as long as a majority of the 10,434 shares of our Series C Convertible Preferred Stock are outstanding, we cannot declare or pay any dividend or other distribution with respect to any equity securities without the affirmative vote of holders of at least 50% of the outstanding shares of Series C Convertible Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

With the exception of the transactions set forth below, the sale of unregistered securities for the year ended December 31, 2018 were disclosed in our Annual Report on Form 10-K filed on January 29, 2019.

On September 30, 2018, the Company issued 2,000,000 shares of common stock for a legal settlement. The shares were issued at a value of $0.12 per share or for a total value of $240,000. In addition, the Company issued 1,597,971 shares for the conversion of a promissory note of $50,000 and accrued interest of $1,231. The stock was issued at a value of $0.03 per share. We relied on Section 4(a)(1) of the Securities Act of 1933, as amended, as the exception from registration under the Act.

On November 30, 2018, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its accounts receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On December 10, 2018, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On December 11, 2018, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On December 20, 2018, we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On December 21, 2018, we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On December 21, 2018, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

All of the convertible promissory notes listed above were issued to accredited investors, as that term is defined under the Section 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. The warrants issued in connection with the promissory notes all have a cashless exercise feature.

We issued common stock purchase warrants separate from the warrants issued in connection with the issuance of the above-mentioned convertible promissory notes during the year ended December 31, 2018. With the exceptions of the transactions set forth below all of issuances of our warrants were disclosed in our Annual Report on Form 10-K filed on January 29, 2019.

On December 22, 2018, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On December 28, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On December 30, 2018, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

We relied on Section 4 (2) of the Securities Act of 1933, as amended and or Section 501 of Regulation D promulgated under said Act as the exemption from registration under the Act.

We recognized no compensation costs during 2018 due to the issuance of the warrants.

We issued 700,000 shares of our common stock subsequent to December 31, 2018 as follows:

On March 21, 2019, the Company issued 200,000 shares of its common stock to its Securities Exchange Commission counsel, who elected to take common stock in the Company as partial payment of his legal fees. We relied on Section 4 (2) of the Securities Act of 1933, as amended as the exemption from registration under the Act.

On March 29, 2019, the Company issued 500,000 shares of its common stock to an existing shareholder and warrant holder, who elected to exercise his warrants to purchase 500,000 shares of the Company's common stock for $15,000.  The warrants were issued during May of 2017. We relied on Section 4(a)1 of the Act as the exemption from registration under the Act.

Subsequent to December 31, 2018, we issued the following convertible promissory notes and warrants:

On January 11, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On January 14, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On January 18, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On February 18, 2019, we issued a convertible promissory note in the principle amount of $20,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On February 21, 2019, we issued a convertible promissory note in the principle amount of $20,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On February 21, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On February 28, 2019, we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 2000,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On March 5, 2019, we issued a convertible promissory note in the principle amount of $15,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On March 20, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On March 21, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On March 22, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On April 3, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On April 25, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 1000,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On April 25, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

All of the convertible promissory notes listed above were issued to accredited investors, as that term is defined under the Section 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. The warrants issued in connection with the promissory notes all have a cashless exercise feature.

On January 11, 2019, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On February 12, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On February 16, 2019, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On March 22, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On April 14, 2019, we issued 307,823 warrants to a promissory note holder, an accredited investor, in lieu of interest. The warrants have a term of five years and an exercise price of $0.06 per warrant. The warrant has a cashless feature.

On April 19, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On April 25, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

We relied on Section 4 (2) of the Securities Act of 1933, as amended and or Section 501 of Regulation D promulgated under said Act as the exemption from registration under the Act.

We recognized no compensation costs in connection with the issuance of the warrants.

ITEM 6. SELECTED FINANCIAL DATA – SMALLER REPORTING ENTITY

As a smaller reporting entity under SEC Regulations, we are not required to furnish selected financial data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The Company may from time to time make written or oral “forward-looking statements” including statements contained in this report and in other communications by the Company, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on our beliefs as well as assumptions made by and information currently available to us. When used in this document, words like “may,” “might,” “will,” “except,” “anticipate,” “believe,” “potential,” and similar expressions are intended to identify forward-looking statements. Actual results could differ materially from our current expectations.

Forward-looking statements in this report, including without limitation, statements related to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (i) changes in the Company’s plans, strategies, objectives, expectations and intentions, which may be made at any time at the discretion of the Company; (ii) the impact of uncertainties in global economic conditions, including the impact on the Company’s suppliers and customers; (iii) changes in client needs and consumer spending habits; (iv) the impact of competition and technological changes on the Company; (v) the Company’s ability to manage its growth effectively, including its ability to successfully integrate any business it might acquire; (vi) currency fluctuations; (vii) increases in the cost of borrowings resulting from rising interest rates; (viii) international trade policies and their impact on demand for our products and our competitive position, including the imposition of new tariffs or changes in existing tariff rates; and (ix) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission. For a more detailed discussion of these and other factors affecting the Company, see the Risk Factors set forth above in Item 1A of this Annual Report on Form 10-K.

OVERVIEW

Throughout the year ended December 31, 2018, the Company continued its marketing and sales efforts with respect to agreements and relationships established during the first three quarters of 2018. It focused on establishing additional relationships within its existing market (referrals from occupational healthcare clinics) and establishing a foothold in other markets, such as pain clinics, behavioral healthcare and sports medicine.

The Company’s sales in 2018, while not increasing, stayed consistent with sales in 2017. However, as a result of its marketing efforts, a substantial number of new relationships were established in 2018 which management believes will, in combination with its existing accounts, produce substantial revenues in 2019. The overwhelming majority of its revenues in 2018 were generated principally through its relationship with one of the nation’s largest occupational healthcare providers, who referred a significant number of their patients to the Company for sleep apnea screening, testing and treatment. During 2018, that account was acquired by an even larger national healthcare provider, and throughout 2018, these providers actively engaged in the integration of their two systems.

Not seeking to cause any disruption in their integration process and in consultation with the provider, the Company all but totally suspended its marketing activities with respect to visiting the provider’s various clinics throughout the U.S. Those visits were, in management’s view, the main impetus for the Company achieving referrals from these clinics as it had done in 2017. Instead, the Company devoted a large amount of time to expanding its business to additional clinics and, as aforesaid, other markets with a view towards 2019. The Company anticipated that while its sales would decrease in 2018 as a result of the suspension of such marketing activities, once the integration of the two clinic chains was completed, those sales would not only return to their prior levels but will materially increase. In furtherance of that plan, the Company also pursued an opportunity with its existing clinic account designed to have the Company designated as the collective chains’ sleep apnea provider, nationwide.

Remarkably, the Company’s revenue from its existing clinic account did not materially decrease but continued, as before. Management believes this was a result of the Company’s prior successful efforts with this account, and the reputation it had established over the preceding three plus years. We believe the aforesaid integration process will soon be completed allowing the Company to resume its now well-established marketing efforts of, among other things, having its field representatives periodically visit the combined chain of clinics. We are also confident that the Company will be designated as the national sleep apnea provider for the combined clinic chain in 2019. The chain reportedly is in excess of 700 clinics, nationwide.

The pause in our sales efforts with the clinics allowed the Company, throughout 2018 (with an emphasis on the third and fourth quarters of 2018), to materially penetrate the third party payor market such that going into 2019, the Company now has, in addition to its clinic accounts, a significant number of third party payor accounts. These include unions, municipalities, school districts and small to mid-size corporations – all authorizing us to bill them directly for providing our sleep apnea services to their members/employees.

We expect our relationship with the combined clinic chain, coupled with the new business relationships established primarily during the third and fourth quarters of 2018, will result in a material increase in revenue to the Company without a concomitant increase in expenses. The Company has prepared, internally, for the anticipated increase in its business and the manpower burden this might place on the Company.

SOURCES OF REVENUE

A quantitative summary of our revenues by source category for 2018 and 2017 as follows:

	2018	2017	Change

OSA-related	$524,172	$564,117	$(39,945)

Results of Operations

2018 vs. 2017

Revenues and Costs of Goods sold

Revenues for the year ended December 31, 2018, were $524,172 compared to revenues of $564,117 for the comparable period ending December 31, 2017.

OSA-related

OSA services decreased to $524,172 in 2018 from $564,117 in 2017. The Company's sales in 2018 stayed consistent with the sales from 2017 while the Company worked on new contracts that will take effect in 2019.

Cost of revenues decreased to $261,170 from $286,332. The difference in amounts is a result of the timing of services performed to generate revenue during the periods.

Selling, general and administrative expense

Selling, general and administrative expense in total was as follows:

2018	$1,745,094
2017	4,708,930
Change	$(2,963,836)
Percentage Change	(62.94)%

We evaluate selling, general and administrative expenses at the Parent company level as well as at our PVMS subsidiary. Selling, general, and administrative expenses at the Parent company level include overhead and the cost of being a public entity. Selling, general, and administrative expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses is as follows:

	2018	2017	Change

Parent	533,933	3,233,457	$(2,699,524)
PVMS	1,211,161	1,475,473	(264,312)

Total selling, general and administrative	$1,745,094	$4,708,930	$(2,963,836)

Parent Company level

	2018	2017	Change

Executive compensation and payroll related	$—	$2,441,316	$(2,441,316)
Travel expense	(413)	22,917	(23,330)
Professional fees	223,314	461,880	(238,566)
Board of Directors fees	150,000	150,000	—
Rent expense	99,485	95,086	4,399
Other	61,547	62,258	(711)

Total selling, general and administrative	$533,933	$3,233,457	$(2,699,524)

Explanations of variations by line item follow:

Executive compensation and payroll related expenses decreased $2,441,316. Mr. Marcus agreed to reduce his annual base compensation from approximately $2,100,000 in 2017 to $200,000 and to accept common stock purchase warrants totaling 833,333 in lieu of his 2018 compensation. In July 2018, Mr. Heidt agreed to reduce the annual compensation from $300,000 in 2017 to $125,000. He also agreed to accept 520,833 common stock purchase warrant in lieu of his 2018 compensation.

Travel expense decreased $23,330 due to the phasing out of the ASO product line. Most travel was done at the subsidiary level.

Professional Fees decreased by $238,566. Legal fees decreased due to decreased litigation expenses. Accounting expenses were phased out completely at the parent level and solely done at the subsidiary level beginning 2018.

Board of Directors Fees accrue at the rate of $150,000 each year.

PVMS Subsidiary

	2018	2017	Change

Executive compensation and payroll related	$542,578	$504,698	$37,880
Travel expense	258,469	632,428	(373,959)
Professional fees	123,606	51,662	71,944
Advertising	50,811	82,919	(32,108)
Other, mostly home office	235,697	203,766	31,931

Total selling, general and administrative	$1,211,161	$1,475,473	$(264,312)

Payroll related expenses increased $37,880. As the Company began to expand operations it hired additional personnel and began paying commission.

Travel expense was $373,959 lower due to the sales force having cutback on traveling to trade shows and visiting existing and potential clinics. The sales force and supporting forces were most active in 2017 in building up new clientele while in 2018 expanding the services offered to current clientele from local to national.

Professional Fees increased $71,944. In 2018, PVMS hired an outside accountant and for the Company as a whole, whom we pay $7,000 per month. There was a consultant who we paid $15,000 to improve social media activities and transition us to an app-based platform. Legal fees decreased by approximately $26,000 due to decreased litigation expenses.

Advertising decreased $32,108 due to minimized attendance at trade shows and magazine product placements in trade journals.

Interest Expense

Interest expense between 2018 and 2017 was as follows

2018	$1,436,974
2017	1,441,583
Change	$(4,609)
Percentage change	(0.32)%

A breakdown of the interest expense for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017	Change

Parent	$935,849	$825,645	$110,204
PVMS	501,125	615,938	(114,813)

Total	$1,436,974	$1,441,583	$(4,609)

Interest expense stayed consistent with the interest expense in 2017.

Liquidity and Capital Resources

During the year ended December 31, 2018, we funded our operations from revenues and private borrowings. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

Short Term: We funded our operations with revenues from sales and private borrowings.

Subsequent to 2018, we issued $480,000 of promissory notes through April 26, 2019.

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

Revenue recognition. The Company is on an accrual basis and revenue is recognized when billed, which is approximately when the testing service is performed or CPAP machine is shipped.

Income taxes. Computing our provision for income taxes involves significant judgment and estimates particularly in relation to the determination of a valuation allowance for deferred tax assets (primarily from net operating loss carryforwards). See Note 15 to the consolidated financial statements.

Stock-based compensation. We issue various stock-based compensation awards to our employees and members of our Board of Directors. We account for the awards in accordance with ASC 718 “Compensation – Stock Compensation” and measure compensation cost for stock options at fair value on the grant date and recognize compensation cost on a straight-line basis over the service period for those options expected to vest. We use the Black-Scholes option pricing model, which requires us to use certain variable assumptions for input, to calculate the fair value of a stock award on the grant date. These assumptions, which are set forth in Note 2 to our consolidated financial statements variables include the expected volatility of our stock price, award exercise behaviors, the risk-free interest rate, and expected dividends. We use significant judgment in estimating expected volatility of the stock, exercise behavior and forfeiture rates developing our assumptions as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards Update - Recently various new ASUs were issued by the Financial Accounting Standards Board (FASB). Management has determined based on their review that the following ASUs issued will be applicable to the Company. As new ASUs are released, Management will assess if they are applicable and, if they are applicable, the effect will be included in the notes to the consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of Advanzeon Solutions, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision of our Chief Financial Officer (“CFO”). Based upon this evaluation of our disclosure controls and procedures, it was concluded that during the period covered by this report, such disclosure controls and procedures were not optimally effective. This was due to our limited resources, including the absence of a financial staff with accounting and financial expertise and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our CFO concluded that, as of December 31, 2018, our internal controls over financial reporting were not optimally effective in the specific areas described in the paragraphs below.

As of December 31, 2018, our current CFO identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

●	Policies and Procedures for the Financial Close and Reporting Process – During the period of this report, the Company’s policies or procedures did not clearly define the roles in the financial reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having clear policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

●	Representative with Financial Expertise – For the years prior to the year ended December 31, 2018, the Company did not continuously have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. Failure to have, continuously, an employee with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2018. Each director is serving a term that will expire at our next shareholder meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position

Clark A. Marcus	77	Chairman of the Board, Chief Executive Officer and Director
Mark T. Heidt	66	President, Director
James L. Koenig	72	Director
Arnold B. Finestone, Ph.D.	89	Chief Financial Officer, Director, Audit Committee Chairman and Compensation and Stock Option Committee Member
Sharon Kay Ray	61	Director, Audit Committee Member, and Compensation and Stock Option Committee Member
Arthur K. Yeap	63	Director, Audit Committee Member, and Compensation and Stock Option Committee Chairman
Stephen M. Kreitzer	73	Director, Medical Director

CLARK A. MARCUS

Clark A. Marcus was appointed as our Co-Chief Executive Officer, a director and Chairman of the Board on May 11, 2009. In September 2010, he assumed the position of sole Chief Executive Officer. Mr. Marcus was formerly Chairman and Chief Executive Officer of Core from September 2008 to January 2009. Prior to that, he was a founder, Chairman and Chief Executive Officer at The Amacore Group, Inc., a public company and marketer of healthcare related memberships, from September 1993 to August 2008. Mr. Marcus has been a practicing attorney since 1968 and was a senior partner in the New York law firms of Victor & Marcus and Marcus & Marcus. He is a Board member of America’s Agenda Health Care for All. He previously served as a member of the American Academy of Opthalmology’s Corporate Advisory Council. He has participated as a guest lecturer at various national healthcare conferences and has authored numerous healthcare related articles published in various national healthcare publications such as “Managed Care Weekly” and “Managing Employee Health Benefits”. He is a director of Document Security Systems, Inc., a New York Stock Exchange listed company. Mr. Marcus contributes to the Board of Directors through his unique expertise in the healthcare industry, legal expertise, decades of experience in building and operating companies as well as proven leadership skills in guiding public companies.

ARNOLD B FINESTONE, Ph.D.

Arnold B. Finestone was appointed to our Board of Directors on January 21, 2009. He is a business management consultant and formerly served on the Board of Directors of The Amacore Group, Inc., a public company and marketer of healthcare related memberships. He has served on the Boards of public companies and start-up business ventures since 1985. From 1982 to 1985, he was President of Dartco, Inc., a subsidiary of Dart & Kraft Inc., which was engaged in marketing and manufacturing of high-performance engineering plastics for consumer, industrial, and military uses. From 1970 to 1982, he served as Executive Vice President of the Chemical–Plastics Group of Dart Industries and Dart & Kraft, Inc. From 1957 to 1970, he was Vice President and Director of Planning, Development and Marketing for Foster Grant, Inc. Dr. Finestone’s qualifications to sit on our Board of Directors include his financial expertise, which qualify him as our “Audit Committee Chairman and “financial expert,” and his extensive governance and executive experience, including executive level roles in complex organizations. In April 2018, Dr. Finestone was appointed as our Chief Financial Officer. We do not compensate Dr. Finestone for his services as our CFO. He does not maintain an office at the Company.

SHARON KAY RAY

Sharon Kay Ray was appointed to our Board of Directors on January 21, 2009. Since March 1989, she has served as a regional marketing representative for Novo Nordisk, a multi-national pharmaceutical company, and as a special marketing consultant for a number of public and non-public corporations. Within the last five years, Ms. Ray served on the Board of Directors of The Amacore Group, Inc. a public company and marketer of healthcare related memberships. Ms. Ray brings to the Board of Directors a unique marketing perspective that provides strategic insight into the promotion of our healthcare related consumer products.

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

STEPHEN M. KREITZER, M.D.

Dr. Stephen M. Kreitzer joined our Board in March 2018. He is a graduate of the Albert Einstein College of Medicine of the Yeshiva University and completed his fellowship training at the Harvard Medical School. He is Board Certified in Internal Medicine, Pulmonary Medicine and Sleep Medicine and has been in practice for over 30 years in Tampa, Florida. Dr. Kreitzer currently serves as the Medical Director of the Sleep Laboratory at Memorial Hospital of Tampa, as well as the Chief of Pulmonary Medicine. He has previously been Chief of Pulmonary Medicine at St. Joseph’s Hospital in Tampa. He chairs the Medical Ethics Committee at Memorial Hospital and previously served on the Board of Censors of the Hillsborough County Medical Association. He also served as a Major in the United States Air Force and has conducted over 100 clinical FDA approved trials besides authoring numerous articles in his field. Dr. Kreitzer has been voted “Top Doctor” by his peers in both sleep medicine and pulmonary medicine in the Tampa-St. Petersburg-Clearwater Florida area for 2016 and 2017. Dr. Kreitzer brings to the Board of Directors his considerable knowledge and experience in the treatment of sleep apnea. Dr. Kreitzer also services as our Medical Director.

MARK T. HEIDT

Mr. Heidt joined our Board of Directors in September 2014. Prior to his appointment, he served as a consultant to the Company since January 2014. Prior to that time, he was the owner and manager of BEC Worldwide, LLC, a national advertising, marketing and management company. Mr. Heidt contributes to the Board with over thirty years of experience in mass marketing, media placement and advertising placement with a specialty in infomercial design.

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

Audit Committee

Although we are not required to have an Audit Committee, we maintain one whose primary function is to assist the Board of Directors (“the Board”) in the oversight of the integrity of our financial statements, the effectiveness of our internal control over financial reporting, the identification and management of risk, and in evaluation of the performance of our independent auditor. As of December 31, 2018, the Audit Committee of our Board consisted of Arnold B. Finestone (Chairman) and Arthur K. Yeap. The Board of Directors has determined that, although not applicable in our case, all members of the Committee nevertheless were independent as defined in Section 303A of the New York Stock Exchange’s listing standards and SEC Rule 10A-3, and that Dr. Finestone qualifies as a “financial expert,” as defined by Item407(d)(5) of Regulation S-K.

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

Compensation Consultants

We did not use any compensation consultants during 2018.

Indemnification Matters

In connection with our indemnification program for executive officers and directors, Mr. Marcus as well as eleven former key management employees, directors, or subsidiary directors, 26 former directors, and 19 former officers are entitled to indemnification pursuant to Indemnification Agreements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers for 2018:

Principal Position	Year	Salary ($) (1)

Clark A. Marcus	2018	$—
Chairman of the Board and Chief Executive Officer

Mark T. Heidt	2018	$—
President

(1) In July 2018, Mr. Marcus and Mr. Heidt both agreed to reduce their annual base compensation and to accept common stock purchase warrants in lieu of their respective cash compensation for 2018. Mr. Marcus agreed to an annual base compensation of $200,000. Mr. Heidt agreed to an annual base compensation of $125,000. The warrants have a term of five years and an exercise price that is fifty percent above the closing bid price as of the Company’s Common Stock as of July 11, 2018. We do not recognize any compensation costs related to the issuance of warrants to Messrs. Marcus and Heidt.

Executive Employment Agreements

Chairman and Chief Executive Officer

On May 11, 2009, we executed an employment agreement with our Chairman of the Board and CEO, Clark A. Marcus. Mr. Marcus’ employment contract has a term of three years and includes an initial base salary of $700,000 per annum. As of December 31, 2017, the base salary for Mr. Marcus was $2,141,316. This compensation may, at our election, be accrued, in whole or in part, until such time as we receive financing and/or generate sufficient cash flows with which to pay Mr. Marcus his stated compensation, after the payment of our operating expenses.

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

In the event Mr. Marcus’ employment is terminated without cause, or Mr. Marcus terminates his employment within 12 months from a change in control, we will pay to Mr. Marcus a lump sum amount equal to the aggregate of (i) accrued unpaid salary, if any; (ii) accrued but unpaid expenses, if any; (iii) accrued but unpaid bonuses, if any; (iv) unissued warrants, if any; and (v) the total compensation which would have been paid to Mr. Marcus through five full years of compensation from the date of termination. In July 2018, Mr. Marcus agreed to reduce his annual base compensation to $200,000. He also agreed to accept 833,333 common stock purchase warrants in lieu of his 2018 compensation. At December 31, 2018, we had accrued approximately $7,883,802 of compensation and bonuses to Mr. Marcus.

President

Mr. Mark Heidt was appointed President in September 2014 and entered into an employment agreement at that time. The term is one year with automatic one year renewals unless sooner terminated by either party upon 120 days’ notice. The annual compensation is $300,000. In July 2018, Mr. Heidt agrees to reduce the annual compensation to $125,000. He also agreed to accept 520,833 common stock purchase warrant in lieu of his 2018 compensation. At December 31, 2018, we had accrued approximately $990,000 in compensation to Mr. Heidt.

Outstanding Equity Awards at Year-End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2018:

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

(1) In July 2018, Mr. Marcus was granted 833,333 common stock purchase warrants. The warrants have a term of five years and the excerize price of $0.24.

(2) In July 2018, Mr. Heidt was granted 520,833 common stock purchase warrants. The warrants have a term of five years and the exercise price is $0.24.

Director of Compensation

The following table provides information regarding compensation earned by certain of our non-employee directors during the year ended December 31, 2018.

	Year	Fees Earned (1)

Arnold B. Finestone, Ph.D.	2018	$90,000.00

Sharon Kay Ray	2018	$30,000.00

Arthur K. Yeap	2018	$30,000.00

(1)	Amounts represent fees earned for service as a director on our Board of Directors and as a member of one or more Board committees. Three of our directors are paid a monthly fee. Dr. Finestone is paid $7,500 per month; Ms. Ray is paid $2,500 per month and Mr. Yeap is paid $2,500 per month. Each of the above-named persons agreed in October 2013 to waive off on payments by the Company of any existing accrued fees and/or future fees until further notice. As of December 31, 2018, the total amount of accrued compensation for all of the named individuals was $900,000.

Members of the Board of Directors who are also executive officers or employees of the Company receive no compensation for serving as directors. Outstanding stock option and warrant awards for each non-employee director as of December 31, 2018 are as follows:

	Number of shares underlying unexercised options, warrants
Name	Options (#)	Warrants (#)

Arnold B. Finestone, Ph.D.	1,025,000	2,000,000
Sharon Kay Ray	775,000	—
Arthur Yeap	775,000	—

(1) Dr. Finestone was appointed as our Chief Financial Officer in April 2018. The securities listed above were awarded prior to his appointment as CFO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2018, the name, address, stock ownership and voting power of each person or group of persons known by us who is not a director or a named executive officer of the Company to own beneficially more than five percent of the outstanding shares of our common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name and Address of Beneficial Owner	Common stock owned directly	Common stock acquirable (1)	Total common stock beneficially owned		Percent of Voting Common Stock Outstanding

Howard Jenkins	26,885,714	9,000,000	35,885,714	(2)	46.99%
c/o Advanzeon Solutions, Inc.
2901 W. Busch Blvd., Suite 701
Tampa, Florida 33618

Bernard C. Sherman	0	14,712,500	14,712,500	(3)	17.93%
150 Signet Dr.
Weston, Ontario Canada M9L 1T9

Lloyd I. Miller	602,100	5,121,100	5,723,100		7.90%
222 Lakeview Ave., Suite 100-365
West Palm Beach, Florida 33401

Benjamin B. West	4,000,000	50,000	4,050,000		6.01%
c/o Advanzeon Solutions, Inc.
2901 W. Busch Blvd, Suite 701
Tampa, Florida 33618

Joshua I. Smith	1,922,829	2,525,000	4,447,829		6.36%
c/o Advanzeon Solutions, Inc.
2901 W. Busch Blvd, Suite 701
Tampa, Florida 33618

(1)	Includes common stock acquirable through the conversion of equity instruments convertible into common stock and the exercise of options and warrants to acquire common stock.

(2)	Information obtained from Form 13D/A dated June 4, 2010, filed on July 29, 2010 and Company records.

(3)	Information obtained from Form 13G/A dated November 14, 2011, filed on December 9, 2011 and Company records.

(4)	Information obtained from Form 13G/A dated February 5, 2015, filed on February 5, 2015. Of the 5,162,600 shares beneficially owned, Mr. miller has sole voting and investment power over 4,790,808 shares and shared voting and investment power over 371,792 shares.

(5)	Information obtained from Form 13G/A dated December 31, 2011, filed on February 14, 2012.

(6)	Information obtained from Company records. Does not include 5,000,000 shares obtainable from the conversion of the 50 shares of the Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock vests in 10 years from the date of grant. Early vesting can occur if (a) the Grantee’s service as a member of the Board of Directors is terminated by the Company, or (b) by mutual agreement between the Company and the Grantee, or (c) by the Grantee for Good Reason, which is defined to mean without the Grantee’s express written consent, a material breach of any material provision of any agreement between the Company or a successor and the Grantee which breach is not cured within 30 days after notice, or (d) due to the Grantee’s death or disability before the vesting date.

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

Name of Beneficial Owner	Shares Benefically Owned	Percent of Common Stock Outstanding

Clark A. Marcus (1)(6)	18,036,000	21.12%
Arnold B. Finestone, Ph.D. (2)(6)	3,102,171	4.40%
Sharon Kay Ray (3)(6)	1,175,000	1.71%
Arthur K. Yeap (3)(6)	1,175,000	1.71%
Mark T. Heidt (4)	1,781,250	2.58%
James L. Koenig (5)	1,600,000	2.32%
Stephen M. Kreitzer, M.D. (7)	1,200,000	1.75%

All directors and named executive officers as a group (7 persons)	28,069,421	35.59%

(1)	Includes 70,000 shares of common stock held directly, 1,000,000 shares subject to options that are presently exercisable, and 15,700,000 million shares acquirable with warrants that are presently exercisable. Of this amount, 4,000,000 warrants that were to expire June 30, 2015, were extended in April 2015, until December 31, 2018. Does not include 10,000,000 shares obtainable from the conversion of 100 shares of the Series D Convertible Preferred Stock.

(2)	Includes 1,025,000 shares subject to options that are presently exercisable, 2.0 million shares acquirable with a warrant that is presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible. Does not include 5,000,000 shares obtainable from the conversion of 50 shares of the Series D Convertible Preferred Stock.

(3)	Includes 322,829 shares of common stock held directly, 775,000 shares subject to options that are presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible. Does not include 2,500,000 shares obtainable from the conversion of 25 shares of the Series D Convertible Preferred Stock.

(4)	Represents warrants to purchase common stock.

(5)	The Series D Convertible Preferred Stock vests in 10 years from the date of grant. Early vesting can occur if (a) the Grantee’s service as a member of the Board of Directors is terminated by the Company, or (b) by mutual agreement between the Company and the Grantee, or (c) by the Grantee for Good Reason, which is defined to mean without the Grantee’s express written consent, a material breach of any material provision of any agreement between the Company or a successor and the Grantee which breach is not cured within 30 days after notice, or (d) due to the Grantee’s death or disability before the vesting date.

(6)	Represents warrants to purchase common stock. Does not include a convertible promissory note in the principle amount of $100,000. At the option of the holder all or any part of the principle and any unpaid interest may be converted into shares of our common stock. The conversion rate shall be the lessor of (i) 15% below the average daily closing bid price of our common stock for the immediately preceding twenty business days or (ii) $0.11.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In connection with an employment agreement with our Chairman and CEO, Clark A. Marcus, we have accrued compensation and bonuses payable to Mr. Marcus of approximately $7,883,802 as of December 31, 2018.

One of our independent sales agents is the son of our Chief Executive Officer. He is paid a monthly amount and is entitled to earn a commission on certain sales. In 2018, his total compensation was $60,913. He currently is paid $6,000 per month. We use the services of the daughter of our Chief Executive Officer for marketing purposes. In 2018, her total compensation was $25,000. She is currently paid $2,500 per month. In January 2018, we began using the services of an accounting firm owned by the brother of our Chief Executive Officer. In 2018, the firm was paid $66,288. We presently pay the firm $7,000 per month.

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

The following is a list of individuals that served as a director at any point during the period covered by this Annual Report on Form 10-K and that were considered independent:

Arnold B. Finestone (1)
Sharon Kay Ray
Arthur K. Yeap

(1) Mr. Finestone was appointed our Chief Financial Officer in April 2018.

There were no transactions, relationships, or arrangements considered by the Board of Directors in determining that a director is independent other than those described immediately above under the caption “Transactions with Related Persons”.

ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Audit and Related Fees

The firm of Louis Plung & Company, LLP (“Louis Plung”) currently serves as our independent registered public accounting firm to perform audits and to prepare our income tax returns. The Audit Committee approved 100% of the services described below for audit fees.

Audit Fees. The aggregate fees billed by Louis Plung for services relative to audits of our annual consolidated financial statements conducted for 2018 were $25,000.

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

PART IV

ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)	1.	Consolidated Financial Statements - Included in Part II of this report:
		Report of Independent Registered Public Accounting Firm	53
		Consolidated Balance Sheets as of December 31, 2018 and 2017	54-55
		Consolidated Statements of Operations for the years ended December 31, 2018 and 2017	56
		Consolidated Statements of Stockholders’ Equity Deficiency for the years ended December 31, 2018 and 2017	57
		Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017	58
		Notes to Consolidated Financial Statements	59

	2.	Consolidated Financial Statement Schedules: None.

	3.	Exhibits:

The exhibits listed below are filed as part of this Annual Report on Form 10-K. Certain of the exhibits, as indicated, have been previously filed and are incorporated by reference.

Exhibit Number	Description and Reference

3.0(i)	Certificate of Correction (1)

3.1	Amended and Restated Bylaws, as amended July 20, 2000.(4)

3.2	Amendment to Amended and Restated Bylaws, effective June 14, 2005.(3)

3.3	Amendment to Amended and Restated Bylaws, effective October 28, 2005.(8)

3.4	Amendment to Amended and Restated Bylaws, effective January 12, 2007.(13)

3.5	Certificate of Designation, Rights and Preferences of Series D Convertible Preferred Stock of the Company.(34)

3.6	Amendment to Amended and Restated Bylaws, effective May 11, 2009.(15)

3.7	Certificate of Designation, Rights and Preferences of Series C Convertible Preferred Stock.(34)

4.1	Form of Common Stock Certificate.(7)

4.2	Subscription Agreement dated February 23, 2009 between the Company and Howard M. Jenkins (18)

4.3	Subscription Agreement dated February 26, 2009 between the Company and Harry Ross (20)

4.4	Form of warrant to purchase Series D Preferred Stock issued by the Company on March 31, 2009 (14)

4.5	Form of warrant to purchase Series D Preferred Stock issued by the Company on May 13, 2009 (15)

4.6	Form of 10% Senior Promissory Note issued by the Company to Lloyd I. Miller, III (22)

4.7	Warrant to purchase Common Stock dated April 30, 2010 issued by the Company to Lloyd I. Miller, III (22)

4.8	Subscription Agreement dated April 14, 2010 between the Company and Howard Jenkins (23)

4.9	Convertible promissory note dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.10	Warrant to purchase Common Stock dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.11	Form of 10% Senior Promissory Note issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.12	Form of warrant to purchase Common Stock issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.13	Form of 10% Senior Promissory Note issued by the Company to the Schwarting Revocable Trust (24)

4.14	Form of warrant to purchase Common Stock issued by the Company to the Schwarting Revocable Trust (24)

4.15	Form of 10% Senior Promissory Note issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.16	Form of warrant to purchase Common Stock issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.17	Subscription Agreement dated July 27, 2010 between the Company and Howard Jenkins (26)

4.18	Form of warrant to purchase Common Stock dated June 30, 2010 issued by the Company to Clark Marcus and Giuseppe Crisafi (27)

4.19	Form of warrant to purchase Common Stock dated September 18, 2010 issued by the Company to MSO of Puerto Rico, Inc. (27)

4.20	Form of Subscription Agreement dated August 30, 2011 between the Company and Sherfam Inc. and two individuals. (30)

4.21	Form of Convertible Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.22	Form of Addendum to Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.23	Form of Warrant to Purchase Shares of Common Stock of the Company issued by the Company to Sherfam Inc. and two individuals. (30)

4.24	Loan Extension Agreement dated March 15, 2013 between the Company and Sherfam Inc. (33)

10.1	Form of Stock Option Agreement. *(1)

10.2	Advanzeon Solutions, Inc. 1995 Incentive Plan, as amended on November 17, 1998. (5)

10.3	Amended and Restated Non-Employee Directors’ Stock Option Plan. *(2)

10.4	Amendment No. 1 to Advanzeon Solutions, Inc. Amended and Restated Non-Employee Directors’ Stock Option Plan, effective as of March 23, 2006. *(9)

10.5	Advanzeon Solutions, Inc. 2002 Incentive Plan as amended. *(6)

10.6	Lease Agreement between Comprehensive Behavioral Care, Inc. and Highwoods/Florida Holdings, L.P., dated November 12, 2008. (11)

10.7	Merger Agreement, dated as of January20, 2009, among Advanzeon Solutions, Inc., Advanzeon Acquisition, Inc. and Core Corporate Consulting Group, Inc. (12)

10.8	Employment Agreement dated March 5, 2009 between the Company and Robert J. Landis. *(13)

10.9	Employment Agreement dated May 11, 2009 between the Company and Clark A. Marcus. *(15)

10.10	Callable Convertible Promissory Note dated June 24, 2009 between Advanzeon Solutions, Inc. and Howard Jenkins (19)

10.11	Advanzeon Solutions, Inc. 2009 Equity Compensation Plan*(17)

10.12	Agreement of Exchange and Issuance of Senior Notes and Warrants dated April 30, 2010 between the Company and Lloyd I. Miller, III (22)

10.13	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the James A. & Rosemary L. Meyer Trust (24)

10.14	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the Schwarting Revocable Trust (24)

10.15	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 17, 2010 between the Company and the Linda S. Vogt Indenture Trust (25)

10.16	Agreement for the Provision of Services dated September 18, 2010 between Advanzeon de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (29)

10.17	Amendment effective May 10, 2011 to the Agreement for the Provision of Services dated September 18, 2010 between Advanzeon de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc.(33)

10.18	Second Amendment to the Agreement for the Provision of Services with an effective date of March 1, 2012, by and between Advanzeon de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. (31)

10.19	Third Amendment to the Agreement for the Provision of Services with an effective date of May1, 2012, by and between Advanzeon de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. (32)

10.20	Lease between Twin Lakes Office Park and Advanzeon Solutions, Inc. dated May 23, 2014 (35)

14.1	Code of Business Conduct and Ethics (Revised). (10)

16	Letter dated November 19, 2010 from Kirkland, Russ, Murphy & Tapp. PA (“KRMT”) to the U.S. Securities and Exchange Commission stating its agreement with the Company’s statements made concerning KRMT in the Company’s Form 8-K disclosure under Item 4.01 “Changes in Registrant’s Certifying Accountant.” (28)

21.1	List of the Company’s active subsidiaries (filed herewith).

23.1	Consent of Louis Plung & Company (filed herewith).

31.1	Advanzeon Solutions, Inc. CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Advanzeon Solutions, Inc. CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Advanzeon Solutions, Inc. CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Advanzeon Solutions, Inc. CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Audit Committee Charter (33)

99.2	Compensation and Stock Option Committee Charter (33)

101	The following materials from Advanzeon Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholder’s Equity Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1)	Filed as an exhibit to the Company’s Form 10-K for the years ended December 31, 2015, 2016 and 2017.

(2)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.

(3)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.

(4)	Filed as an exhibit to the Company’s Form 10-K for the year ended May 31, 2000.

(5)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.

(6)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

(7)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.

(8)	Filed as an exhibit to the Company’s Form 8-K, dated November 3, 2005.

(9)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006.

(10)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.

(11)	Filed as an exhibit to the Company’s Form 8-K, dated November 12, 2008.

(12)	Filed as an exhibit to the Company’s Form 8-K, dated January 16, 2009.

(13)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.

(14)	Filed as an exhibit to the Company’s Form 8-K, dated March 31, 2009.

(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2009.

(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 17, 2009.

(17)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.

(18)	Filed as an exhibit to the Company’s Form 8-K, dated February 25, 2009.

(19)	Filed as an exhibit to the Company’s Form 8-K, dated June 24, 2009.

(20)	Filed as an exhibit to the Company’s Form 8-K/A, dated January 16, 2009 and filed April 6, 2009.

(21)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009.

(22)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.

(23)	Filed as an exhibit to the Company’s Form 8-K, dated June 10, 2010.

(24)	Filed as an exhibit to the Company’s Form 8-K, dated June 15, 2010.

(25)	Filed as an exhibit to the Company’s Form 8-K, dated June 22, 2010.

(26)	Filed as an exhibit to the Company’s Form 8-K, dated July 28, 2010.

(27)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2010.

(28)	Filed as an exhibit to the Company’s Form 8-K, dated November 19, 2010.

(29)	Filed as an exhibit to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2010.

(30)	Filed as an exhibit to the Company’s Form 8-K, dated August 30, 2011.

(31)	Filed as an exhibit to the Company’s Form 8-K, dated March 5, 2012.

(32)	Filed as an exhibit to the Company’s Form 8-K, dated June 25, 2012.

(33)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2012.

(34)	Filed as an exhibit to the Company’s Form 10-K for the years ended December 31, 2013 and 2014.

(35)	Filed as an exhibit to the Company Annual Report on Form 10-K for the years ended December 31, 2015, 2016 and 2017.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, May 24, 2019.

ADVANZEON SOLUTIONS, INC.

By:	/s/ CLARK A. MARCUS
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of May 24, 2019.

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

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Advanzeon Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanzeon Solutions, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Pittsburgh, Pennsylvania

May 24, 2019

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

ASSETS

	2018	2017

CURRENT ASSETS
Cash	$25,036	$18,200
Accounts receivable	24,890	961
Other	828,996	62,833
Total current assets	878,922	81,994

NON-CURRENT ASSETS
Leasehold improvements, net	299	898
Total non-current assets	299	898

TOTAL ASSETS	$879,221	$82,892

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	2018	2017

CURRENT LIABILITIES
Loans payable:
Related parties	$737,023	$19,923
Due to shareholder	—	3,000,000
Account payable	700,067	946,841
Current portion of long-term debt	10,087,939	8,461,795
Contingent liability	642,659	489,995
Accrued interest-related party	—	5,017,708
Other accrued expenses	14,614,772	13,170,753
Total current liabilities	26,782,460	31,107,015

TOTAL LIABILITIES	26,782,460	31,107,015

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 and $50 par value; 1,000,000 shares authorized, as of December 31, 2018 and 2017	—	—
Series C Convertible Preferred, $0.001 and $50 par value; 14,400 shares authorized; 10,434 shares issued and outstanding as of December 31, 2018 and 2017	10	521,700
Series D Convertible Preferred, $0.001 and $50 par value; 7,000 shares authorized; 250 shares issued and outstanding as of December 31, 2018 and 2017	—	—
Remaining Preferred stock, $0.001 and $50 par value; 978,600 shares as of December 31, 2018 and 2017	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 66,661,656 and 63,063,685 shares issued and outstanding	666,617	630,637
Additional paid in capital	28,012,007	27,235,066
Accumulated deficit	(54,581,873)	(59,411,526)
Total stockholders’ deficiency	(25,903,239)	(31,024,123)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$879,221	$82,892

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2018 and 2017

	2018	2017

Revenues:
Obstructive sleep apnea (OSA) - related	524,172	564,117
Total revenues	524,172	564,117

Costs and expenses:
Costs of revenues	261,170	286,332
Selling, general and administrative	1,745,094	4,708,930
Depreciation and amortization	599	598
Total costs and expenses	2,006,863	4,995,860

Operating loss	(1,482,691)	(4,431,743)

Other income (expense):
Interest expense	(1,436,974)	(1,441,583)
Legal settlement (See Note 15)	215,848	(17,031)
Setttlement of prior accounting services	(240,000)	—
Extinguishment of loan due to shareholder	7,771,140	—
Tax penalty	(50)	—
Other income	2,380	—
Total other income (expense)	6,312,344	(1,458,614)

Net income (loss)	$4,829,653	$(5,890,357)

PER SHARE INFORMATION
Basic	$0.07	$(0.09)

Weighted average number of
common shares outstanding	65,362,240	63,063,685

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2018 and 2017

	Series C Convertible Preferred Stock Number of Shares	Series C Convertible Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid- in Capital	Accumulated Deficit	Total

Balance at December 31, 2017	10,434	$521,700	63,063,685	$630,637	$27,235,066	$(59,411,526)	$(31,024,123)

Stock issued for settlement of accounting services	—	—	2,000,000	20,000	220,000	—	240,000

Issuance of stock options	—	—	1,597,971	15,980	35,251	—	51,231

Par value adjustment to Series C Convertible Perferred Stock*	—	(521,690)	—	—	521,690	—	—

Net income	—	—	—	—	—	4,829,653	4,829,653

Balance at December 31, 2018	10,434	$10	66,661,656	$666,617	$28,012,007	$(54,581,873)	$(25,903,239)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018 and 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,829,653	$(5,890,357)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization expense	599	598
Stock issued for settlement of accounting services	240,000	—
Extinguishment of loan due to shareholder and interest	(7,771,140)	—
Changes in assets and liabilities:
Accounts receivable	(23,929)	(961)
Other current assets	(1,035,163)	34,749
Accounts payable	528,226	70,684
Contingent liability	152,664	489,995
Accrued interest-related party	(246,568)	1,132,002
Other accrued expense	1,641,510	2,902,440
Net cash used in operating activities	(1,684,148)	(1,260,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	1,772,763	1,570,000
Repayment of notes	(81,779)	(480,000)
Notes payable, related party-net	—	(5,000)
Net cash provided by financing activities	1,690,984	1,085,000

Net increase/(decrease) in cash	6,836	(175,850)

Cash - Beginning of Year	18,200	194,050

CASH - END OF YEAR	$25,036	$18,200

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Schedule of non-cash inversting transactions
Convertible promissory note converted to common stock	$51,231	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

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

Accounts Receivable - Accounts and notes receivable are carried at estimated collectible value. Since customer credit is generally extended on a short-term basis, accounts receivable does not bear interest and are uncollateralized. We manage credit risk and determine necessary allowances by evaluating customers’ credit worthiness before extending credit and periodically for collectability, based primarily on customers’ past credit history and current financial conditions and general economic conditions, results of prior collection efforts, the relative strength of our relationship therewith and, in the event of a dispute, its legal position and the estimated cost of proposed collection proceedings. Management has not established a policy for when to charge off uncollectible accounts receivable or to use external collection agencies and makes such decisions on a case-by-case basis. The maximum losses that the Company would incur if a customer failed to pay would be limited to the carrying value of the receivable after any related allowances provided.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leasehold Improvements - Leasehold improvement (Note 4) is stated at cost less accumulated amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives ranging from 2 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

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

The carrying amounts and estimated fair values of long-term debt at December 31, 2018 and 2017 are as follows:

	2018		2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Convertible promissory notes	$10,087,939	$—	$8,461,795	$—
Loans payable related party	737,023	—	3,019,923	—
	$10,824,962	$—	$11,481,718	$—

Revenue recognition - The Company is on an accrual basis and revenue is recognized when billed, which is approximately when the testing service is performed or CPAP machine is shipped.

Cost of Revenues - Costs of revenues consist of supplies and operating expense. Supplies are recognized in the period in which a patient actually receives the supplies.

Legal Defense Costs - We accrue an estimate of incurred legal defense costs to be incurred in connection with pending disputes and litigation matters as part of our estimated minimum probable losses (see Note 13).

Income Taxes - We are subject to the income tax jurisdictions of the U.S. and multiple state tax jurisdictions. However, our provisions for income taxes for 2018 include only state income taxes (see Note 16).

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

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Warrants - We grant stock options and warrants (see Note 14) to our non-employee directors, note holders and certain consultants and clients allowing them to purchase our common stock pursuant to approved terms. The estimated value of the warrants issued with debt instruments is recorded as a discount on notes payable and amortized as interest expense over the term of the notes using the effective interest method.

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

The following table lists the assumptions utilized in applying the Black-Scholes valuation model for options and warrants.

	Year ended December 31,
	2018	2017

Expected volatitily	160%	160%
Expected life (in years) of options	2	3
Expected life (in years) of warrants	1/2	1/2
Risk-free interest rate range, options	1.5%	1.5%
Risk-free interest rate range, warrants	1.5%	1.5%
Expected divident yield	0%	0%

PER SHARE DATA

For the periods presented, since losses would produce anti-dilution, no diluted loss per common share is presented. The following table sets forth the computation of basic loss per common share:

	Year ended December 31,
	2018	2017

Numerator:
Net income (loss) attributable to common stockholders	$4,829,653	$(5,890,357)
Denominator:
Weighted average common shares	65,362,240	63,063,685
Basic income (loss) per share attributable to common stockholders	$0.07	$(0.09)

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Standards Update - Recently various new ASUs were issued by the Financial Accounting Standards Board (FASB). Management has determined based on their review that the following ASUs issued will be applicable to the Company. As new ASUs are released, Management will assess if they are applicable and, if they are applicable, the effect will be included in the notes to the consolidated financial statements.

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

Reclassification – Certain 2017 amounts have been reclassified to conform with the 2018 consolidated financial statement presentation.

NOTE 3	OTHER CURRENT ASSETS

Other current assets as of December 31, 2018 and 2017 consist of the following:

	2018	2017

Due from escrow account	$472,788	$29,068
Loans to others	—	400
Security and lease deposits	13,500	3,500
Prepaid expenses	5,248	29,865
Miscellaneous receivable	334,509	—
Capitalized portion of lease	2,951	—
Other current asset	$828,996	$62,833

Miscellaneous receivable consists of $24,617 owed to the Company for prepaid accounting fees paid to a previous accounting firm the Company used and no longer uses. The remaining $309,892 is Legal Settlement (see Note 15).

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4	LEASEHOLD IMPROVEMENTS

Leasehold improvement, net, consists of the following at December 31, 2018 and 2017:

	2018	2017

Leasehold improvement	$2,992	$2,992
Less accumulated amortization	(2,693)	(2,094)
Leasehold improvement - net	$299	$898

Amortization expense for the years ended December 31, 2018 and 2017 is $599 and $598, respectively.

NOTE 5	RELATED PARTY AND SHAREHOLDER LOANS PAYABLE

The Company has received financing from Management to the Company as well as from members of our Board of Directors. These individuals are deemed to be related parties to the Company and their indebtedness must be disclosed separately.

As of December 31, 2018 and 2017, balances were as follows:

	2018	2017

Loans payable related party	$737,023	$19,923
Due to shareholder	—	3,000,000
	$737,023	$3,019,923

During the first quarter of 2018, $910,010 was reclassified from accounts payable to loans payable related party. During the third quarter of 2018, the Company wrote off the due to shareholder balance and accrued interest totaling $7,771,140 as disclosed in Note 12.

NOTE 6	NOTES PAYABLE

As of December 31, 2018 and 2017, the balance was as follows:

	2018	2017

Notes payable	$10,087,939	$8,461,795

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Break-out of debt between the parent company and our subsidiary PVMS is as follows:

	2018	2017

Advanzeon parent	$5,010,016	$5,035,795
PVMS subsidiary	5,077,923	3,426,000
	$10,087,939	$8,461,795

At PVMS, the sum total of notes issued, and their dollar values were as follows:

	2018	2017

Number of notes issued	31	39

Dollar value	$1,751,923	$1,570,000

All notes are short-term in nature, one year maturity date. All debt issued has a stated interest rate of 12% per year.

At PVMS, the sum total of notes converted to stock year-to-date and their dollar values were as follows:

	2018	2017

Number of notes converted	1	—

Dollar value	$50,000	$—

NOTE 7	COMMON STOCK

During the year ended December 31, 2018, the Company issued 2,000,000 shares of common stock for a legal settlement. The shares were issued at a value of $0.12 per share or for a total value of $240,000. In addition, the Company issued 1,597,971 shares for the conversion of a promissory note of $50,000 and accrued interest of $1,231. The stock was issued at a value of $0.03 per share. We relied on Section 4(a)(1) of the Securities Act of 1933, as amended, as the exception from registration under the Act.

During the year ended December 31, 2017, no stock was sold or issued.

NOTE 8	PAR VALUE ADJUSTMENT TO PREFERRED STOCK

On September 28, 2018 the Company filed a Certificate of Correction, which can be found as Exhibit 3 within the Form 10-K report for the year ended December 31, 2017 filed January 29, 2019. Within this exhibit the Company decreased the par value of the Preferred Stock from $50 per share to $.001 per share.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9	CONTINGENT LIABILITY

Contingent liability consisted of the following items as of December 31, 2018:

(1) a lawsuit against the Company for $450,000 from the son of a deceased promissory note holder. This matter has been dismissed twice by the judge but is ongoing due to appeals.

(2) interest payable to the same person listed in (1) in the amount of $171,247.

(3) Advanzeon won a decision on a court case against Universal Healthcare. The attorney's fees relating to this matter total $21,412. This fee will be paid out of the proceeds of the case when collected.

As of December 31, 2018 and 2017, the balance of this indebtedness is as follows:

	2018	2017

Legal settlement payable	$—	$39,995
Disputed note payable	450,000	450,000
Disputed interest payable	171,247	—
Pending attorney fees	21,412	—

Contingent liability	$642,659	$489,995

In 2018, we have reclassified the Legal Settlement Payable of $39,995 to Accounts Payable.

NOTE 10	ACCRUED INTEREST-RELATED PARTY

As of December 31, 2018 and 2017, balances of accrued interest on this indebtedness were as follows:

	2018	2017

Accrued interest-related party	$—	$5,017,708

During the second quarter of 2018, a total of $4,771,140 was written off to extinguishment of loan due to shareholder. The remaining balance of $246,568 was reclassified as accrued interest payable (non-related party).

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11	OTHER ACCRUED LIABILITIES

As of December 31, 2018 and 2017, balances of other accrued liabilities were as follows:

	2018	2017

Management compensation	$8,873,802	$8,873,802
Accrued interest-non-related party	4,809,644	2,632,159
Board of Director fees	900,000	600,000
State fees	21,000	—
Payroll tax liabilities	2,927	11,522
Other	7,399	1,053,270
Total other accrued liabilities	$14,614,772	$13,170,753

In 2018, other accrued liabilities of $1,053,270 has been reclassified to its proper categories; $696,989 has been reclassified to accrued interest-non-related party, $196,260 to loan payable related party, $150,000 to accrued board of directors fees, $10,021 was a reversal of the December 31, 2017 year-end accrual of wages, subcontractor fees, and commissions.

NOTE 12	EXTINGUISHMENT OF LOAN DUE TO SHAREHOLDER

An expired promissory note and the accrued interest were written off to extinguishment of loan due to shareholder due in accordance with Florida Law 95.11 (2)(b) on the expiration of debt. The principal amount of $3,000,000 and accrued interest of $4,771,140 was written off.

NOTE 13	LEGAL PROCEEDINGS

With the exception of the matters set forth below, all of the legal proceedings for the year ended December 31, 2018 are disclosed in our annual report on Form 10-K filed on January 29, 2019.

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

During January 2019, the Company settled a legal dispute with Rotech Healthcare, Inc. The total settlement was for $146,671 to be paid to Rotech during 2019, which is included in accounts payable as of December 31, 2018. The Company intends to either negotiate and/or move to the court to reopen the settlement based upon, among other things, mutual mistakes. The Company has, to date, abided by the settlement.

As referred to in Note 3, $309,892 of these awarded settlements are still outstanding as of December 31, 2018.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14	EQUITY INSTRUMENTS

Our Series C preferred stock is currently convertible into common stock at the rate of 316.28 common shares for each share of Series C preferred, adjustable for any dilutive issuances of common occurring in the future. Series C preferred shares vote with the common stockholders on an as-converted basis. The shares are nonparticipating except that dividends, when declared by our Board of Directors on the common stock, must be paid on the Series C stock on an as-converted basis before any dividends are paid on our common stock. The Series C is also cumulative with respect to dividends on common stock and junior series of preferred stock. Other significant rights and preferences of the Series C preferred include:

●	the right to vote as a separate class to appoint five directors of the Company, and

●	liquidation preferences, whereby the Series C holders have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up (the value of the liquidation preference is $250 per share, or approximately $2,608,500 at December 31, 2018 and 2017).

We also have a class of convertible preferred stock, Series D, for which 7,000 shares are authorized and 250 shares were outstanding at December 31, 2018. The shares, which were granted in January 2012, do not vest until the tenth anniversary of the grant date. Such shares were issued in exchange for the cancellation of 120 previously granted warrants to purchase Series D shares. Once vested, a Series D preferred share will be convertible at any time into 100,000 shares of common stock, subject to adjustment in the event of any common stock dividend, split, combination thereof or other similar recapitalization, without additional consideration. Prior to vesting and thereafter, each Series D convertible preferred share is entitled to all voting, dividend, liquidation and other rights accorded a share of Series D convertible preferred stock. As to dividends, the Series D stock is noncumulative. If a dividend is declared on the common stock, each share of Series D stock is entitled to receive a dividend equal to 50% of the dividend declared for the common stock as if the Series D stock had been converted. Despite their nonvested status, voting rights of each share nevertheless consist of the right to cast the number of votes equal to those of 500,000 shares of common stock. Unless otherwise required by applicable law, holders of shares of Series D have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders.

STOCK INCENTIVE COMPENSATION PLANS

WARRANTS:

To Purchase Common Stock

During the year ended December 31, 2018, warrants were issued as parts of financing transactions to consultants and to members of our Board of Directors.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The status of outstanding warrants for the year ended December 31, 2018 is as follows:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2018	41,873,984	0.18	2.96 years	—
Granted	9,073,613
Forfeited, expired or cancelled	(2,675,000)
Exerciseable at December 31, 2018	48,272,597	0.20	1.77 years	—

We recognized no compensation costs during the year ended December 31, 2018 due to the issuance of these securities.

OPTIONS:

From time-to-time, we grant stock options as compensation for services to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have one active incentive qualified option plan, 2009 Equity Compensation Plan, that provides for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section 422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. For the 2009 Equity Compensation Plan, the vesting period is determined by our Compensation and Stock Option Committee. The exercise price for ISOs must equal or exceed the fair market value of the underlying shares on the date of grant. The Plan also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of common shares authorized for issuance under the plan is 50,000,000. We did not issue any options during the year ended December 31, 2018. The information regarding the options is set forth below.

	2018	2017

Shares available	50,000,000	50,000,000
Options outstanding (Directors and employees)	3,695,000	3,695,000
Options exerciseable (Directors and employees)	3,680,000	3,680,000

In addition, under our Non-employee Directors’ Stock Option Plan, we are authorized to issue non-qualified stock options to our non-employee directors for up to 1,000,000 common shares. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options for common shares. As of December 31, 2018, there were 10,000,000 shares available for option grants and 2,678,000 options for common shares outstanding under the non-qualified directors’ plan.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of activity for the year ended December 31, 2018 is as follows:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2018	6,407,500	0.28	3.25 years	—
Granted	—
Forfeited, expired or cancelled	—
Exerciseable at December 31, 2018	6,407,500	0.28	3.25 years	—

The following table summarizes information about options granted and vested during the year ended December 31, 2018.

	2018	2017

Options granted	0	0
Weighted-average grant-date fair value ($)	N/A	N/A
Options vested	0	0
Fair value of vested options	N/A	N/A

During 2018, we granted no options for common shares to employees, non-employee directors and consultants.

A summary of common stock options outstanding and exercisable as of December 31, 2018 follows:

Options Outstanding	Exercise Price Range	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Options Exercisable	Weight-Average Exercise Price of Exercisable Options

6,407,500	0.28	0.25-0.65	9.85	—	N/A

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15	LEGAL SETTLEMENTS

Legal settlements were as follows:

	2018	2017

Universal Healthcare settlement (1)	$269,750	$—
John Hartman settlement (1)(2)	70,000	—
Rotech litigation (1)	(112,421)	—
Katzman litigation	(11,481)	(17,031)

Total legal settlement	$215,848	$(17,031)

(1) See Note 13 Legal Proceedings

(2) Of the $70,000 settlement, $29,858 was paid to the Company in April of 2018.

The Company is currently pursuing repayment of prior accounting fees paid to a previous accounting firm. The Company has filed a complaint and recorded a receivable of $24,617 for the fees paid.

NOTE 16	INCOME TAXES

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

In prior years the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2018 tax year the Company had net operating loss carryforwards of approximately $40,900,000 for tax purposes. The carryforwards are available to offset taxable income of future periods and begin to expire after the Company’s 2024 tax year. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2018	2017

Net operating loss carryfoward	$40,910,571	$45,740,224
Depreciation	—	—
Net deferred tax assts and before valuation allowance	40,910,571	45,740,224
Less: Valuation allowance	(40,910,571)	(45,740,224)

Net deferred tax assets	$—	$—

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of December 31, 2018.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2018	2017

Federal statutory rate	21%	34%
Effect of net operating losses	(21)%	(34)%
Effective income tax rate	—%	—%

The company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (H.R.1) (the “Act”). The Act includes a number of changes to existing tax law impacting businesses including, among other things, a permanent reduction in the corporate income tax rate from 34% to 21%. The rate reduction applies to tax years beginning on or after January 1, 2018.

As a result of the reduction in the corporate income tax rate under the Act, the Company had to revalue its net deferred tax liability, for the year ended December 31, 2017. The did not change the Company’s net income for the year ended December 31, 2018.

NOTE 17	OPERATING LEASES

We leased our Tampa corporate office and paid annual rent of $99,485 and $95,086 for the years ended December 31, 2018 and 2017, respectively. The term of the lease is for 5 years beginning in May 2014 and ending on June 30, 2019. We currently lease approximately 3,133 square feet and pay approximately $8,229 per month. The lease was renegotiated in 2019 and verbally agreed to have a three-year extension with no rent increase. We consider the condition of the leased property to be average and adequate for our current needs. In our Tampa office, we maintain clinical operations, business development, accounting, financial and regulatory reporting and other management information symptoms information systems, and provider and member service functions. Total lease expenses of the current lease during the year ended December 31, 2019 is $49,374.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We leased our Huntington Beach office and paid annual rent of $25,900 in 2018. The term of the lease is for 1 year beginning April 18, 2018 and ending April 30, 2019. We currently pay $3,700 per month. The lease has been extended on a month to month basis at a monthly rent of $4,000. We consider the condition of our leased property to be average and adequate for our current needs. Total expenses through the conclusion of the current lease during the year ended December 31, 2019 is $14,800.

The Company leases a vehicle for the CEO to be used for business. The term of the lease is 3 years beginning July 9, 2018 and ending July 9, 2021. The Company pays a monthly rate of $893.

NOTE 18	OTHER MATTERS

During the year ended December 31, 2018, we funded our operations from revenues and new debt issuances. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

NOTE 19	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through May 24, 2019, the date these financial statements were available to be issued. During their evaluation, the following subsequent events were identified.

During 2019, the Company renegotiated the Tampa office lease and verbally agreed to a three-year extension of the lease with no increase in payments.

The Huntington Beach lease has been extended during 2019 on a month to month basis at a monthly rate of $4,000.

Issuance of debt and warrants

Subsequent to the balance sheet date, the Company has issued $480,000 of promissory notes. All of the debt matures in 2020 and has a stated interest rate of 12% and is unsecured. Concurrent with the issuance of debt, the Company has issued 1,517,823 warrants at an average exercise price of $0.17. At the time of issuance, all warrants had a three or five year term.

Issuance of common stock

The Company has issued 700,000 shares subsequent to December 31, 2018 as follows:

On March 21, 2019, the Company issued 200,000 shares of its common stock to its Securities Exchange Commission counsel, who elected to take common stock in the Company as partial payment of its legal fees.

Additionally, on March 29, 2019, the Company issued 500,000 shares of its common stock to an existing shareholder and warrant holder, who elected to exercise his warrants to purchase 500,000 shares of the Company's common stock for $15,000.  The warrants were issued during May of 2017.