Form 10-Q
period 2019-03-31
Advanzeon Solutions, Inc.
filed 2019-06-14
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________

Commission File Number: 1-9927

ADVANZEON SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2594724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2901 W. Busch Blvd. Suite 701 Tampa, FL	33618
(Address of principal executive offices)	(Zip Code)

813-517-8484
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of June 10, 2019, the Registrant had outstanding 67,361,656 shares of its $0.01 par value Common Stock.

ADVANZEON SOLUTIONS, INC.

TABLE OF CONTENTS

		Pages
PART I.	Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	1 - 2
	Consolidated Statements of Operations for the Three Month Period Ended March 31, 2019 and 2018 (unaudited)	3
	Consolidated Statement of Stockholders’ Deficiency for the Three Month Period ended March 31, 2019 (unaudited) and December 31, 2018	4
	Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2019 and 2018 (unaudited)	5
	Notes to Consolidated Financial Statements	6 - 14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 19
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	19
Item 4.	Controls and Procedures	19 - 20

PART II.	Other Information
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21 - 24
Item 3.	Exhibits	24

- i -

ADVANZEON SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

March 31, 2019 (unaudited) and December 31, 2018

ASSETS

	March 31, 2019	December 31,
	(unaudited)	2018
CURRENT ASSETS
Cash	$15,362	$25,036
Accounts receivable	21,639	24,890
Current portion of right of use asset	54,162	53,634
Other current assets	1,001,292	828,996
Total current assets	1,092,455	932,556

PROPERTY, PLANT, AND EQUIPMENT
Property and equipment, net	1,493	-
Leasehold improvements, net	150	299
Total property, plant, and equipment	1,643	299

RIGHT OF USE ASSET, NET OF CURRENT PORTION	16,305	28,920

TOTAL ASSETS	$1,110,403	$961,775

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

March 31, 2019 (unaudited) and December 31, 2018

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	March 31, 2019	December 31,
	(unaudited)	2018
CURRENT LIABILITIES
Loans payable:
Related parties	$657,934	$737,023
Account payable	917,684	700,067
Debt	10,442,939	10,087,939
Contingent liability	642,659	642,659
Current portion of Right of use lease liability	54,162	53,634
Other accrued expenses	14,978,720	14,614,772
Total current liabilities	27,694,098	26,836,094

RIGHT OF USE LEASE LIABILITY, NET OF CURRENT PORTION	16,305	28,920

TOTAL LIABILITIES	27,710,403	26,865,014

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value; 1,000,000 shares authorized, as of March 31, 2019 and December 31, 2018	-	-
Series C Convertible Preferred; $.001 par value; 14,400 shares authorized; 10,434 shares issued and outstanding as of March 31, 2019 and December 31, 2018	10	10
Series D Convertible Preferred; $.001 par value; 7,000 shares authorized; 250 shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Remaining Preferred stock; $.001 par value; 978,600 shares as of March 31, 2019 and December 31, 2018	-	-
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 67,361,656 and 66,661,656 shares issued and outstanding as of March 31, 2019 and December 31, 2018	673,617	666,617
Additional paid in capital	28,036,007	28,012,007
Accumulated deficit	(55,309,634)	(54,581,873)
Total stockholders’ deficiency	(26,600,000)	(25,903,239)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,110,403	$961,775

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Period Ended March 31, 2019 and 2018 (unaudited)

	Three Month Period Ended
	March 31,
	2019	2018

Revenues:
Obstructive sleep apnea (OSA)	$67,923	180,623
Total revenues	67,923	180,623

Costs and expenses:
Costs of revenues	41,660	49,104
General and administrative	425,804	474,041
Depreciation and amortization	205	150
Total costs and expenses	467,669	523,295

Loss from operations	(399,746)	(342,672)

Other income (expense):
Interest expense	(328,015)	(432,126)
Legal settlement	-	(240,000)
Other expense	-	-
Other income	-	2,380
Total other income (expense)	(328,015)	(669,746)

Income taxes	-	-

Net loss	$(727,761)	$(1,012,418)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.01)	$(0.02)

Weighted Average Number of Common Shares Outstanding	66,690,545	64,285,907

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Three Month Period Ended March 31, 2019 (unaudited) and December 31, 2018

	Series C	Series C
	Convertible	Convertible	Common
	Preferred	Preferred	Stock	Common	Additional
	Stock Number	Stock	Stock Number	Stock	Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	10,434	$10	66,661,656	$666,617	$28,012,007	$(54,581,873)	$(25,903,239)

Stock issued for services	-	-	200,000	2,000	14,000	-	16,000

Sale of stock	-	-	500,000	5,000	10,000	-	15,000

Net loss	-	-	-	-	-	(727,761)	(727,761)

Balance at March 31, 2019	10,434	$10	67,361,656	$673,617	$28,036,007	$(55,309,634)	$(26,600,000)

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Period Ended March 31, 2019 and 2018 (unaudited)

	Three Month Period Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(727,761)	$(1,012,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205	150
Stock issued for services	16,000	240,000
Amortization of right of use assets	12,087	-
Net changes in assets and liabilities:
Accounts receivable	3,251	(45,999)
Other current assets	(172,296)	(31,900)
Accounts payable	138,528	166,883
Contingent liability	-	131,252
Accrued interest - related party	-	155,327
Other accrued expenses	363,948	141,684
Net cash used in operating activities	(366,038)	(255,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(1,549)	-
Net cash used in investing activities	(1,549)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	355,000	250,000
Payments on lease liabilities	(12,087)	-
Sale of stock	15,000	-
Net cash provided by financing activities	357,913	250,000

Net decrease in cash	(9,674)	(5,021)

CASH - Beginning of Year	25,036	18,200

CASH - END OF PERIOD	$15,362	$13,179

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-

Income taxes	$-	$-

Recording of right of use assets under lease agreements (ASU 2016-02)	$119,640	$-

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Advanzeon Solutions, Inc and its wholly owned subsidiary, and its respective subsidiaries (collectively referred to herein as, the “Company,” “Advanzeon,” “we”, “us,” or “our”).

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2019, the changes therein for the three-month period then ended and the results of operations for the three-month periods ended March 31, 2019 and 2018.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles general accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three-month periods ended March 31, 2019 and 2018 are not necessarily indicative of operating results for the full year.

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

Revenue Recognition – The Company is on an accrual basis and revenue is recognized when billed, which is approximately when the testing service is performed or CPAP machine is shipped.

Property and Equipment - Property and equipment (Note 4) is stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives ranging from 2 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

Leasehold Improvement - Leasehold improvement (Note 5) is stated at cost less accumulated amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives ranging from 2 to 12 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

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

The carrying amounts and estimated fair values of long-term debt at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Convertible promissory notes	$10,442,939	$-	$10,087,939	$-
Loan payable related party	657,934	-	737,023	-
	$11,100,873	$-	$10,824,962	$-

During the first quarter of 2019, there have been 11 additional convertible notes totaling $355,000.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Revenues - Costs of services consist of supplies and operating expenses. Supplies are recognized in the period in which a patient actually receives the supplies.

Right of Use Assets and Lease Liabilities - During the quarter ended March 31, 2019, the Company implemented Accounting Standards Update 2016-02, Leases. Under the new guidance, a lessee must record a liability for lease payments (referred to as the lease liability) and an asset for the right to use the leased asset during the lease term (referred to at the right of use asset) for all leases, regardless of whether they are designated as finance or operating leases. This election requires the lessee to recognize lease expense on a straight-line basis over the lease term. The right of use assets and corresponding right of use liabilities have been recorded using the present value of the leases. See Notes 10 and 11 within the financial statement for additional disclosure on leases.

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

3.	OTHER CURRENT ASSETS

Other current assets consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Due from Escrow account	$621,370	$472,788
Loans to others	4,000	-
Security deposit	13,500	13,500
Capitalized portion of lease	2,665	2,951
Prepaid expenses	25,248	5,248
Miscellaneous receivable	334,509	334,509

Other Current Asset	$1,001,292	$828,996

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Property and equipment	1,549	$-
Less accumulated depreciation	(56)	-
Property and equipment - net	$1,493	$-

Depreciation expense for the three month period ended March 31, 2019 is $56. A computer was acquired in February of 2019.

5.	LEASEHOLD IMPROVEMENT

Leasehold improvement, net, consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Leasehold improvements	2,992	$2,992
Less accumulated amortization	(2,842)	(2,693)
Leasehold improvements - net	$150	$299

Amortization expense for the three month periods ended March 31, 2019 and March 31, 2018 is $149 and $150 respectively.

6.	RELATED PARTY AND SHAREHOLDER LOANS PAYABLE

The Company has received financing from Management of the Company as well as from members of our Board of Directors. These individuals are deemed to be related parties to the Company and their indebtedness must be disclosed separately.

As of March 31, 2019 and December 31, 2018, there are the following related party notes payable:

	March 31, 2019	December 31, 2018

Related party loans payable	$657,934	$737,023

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	NOTES PAYABLE

As of March 31, 2019, and December 31, 2018, the balance was as follows:

	March 31, 2019	December 31, 2018

Notes payable	$10,442,939	$10,087,939

During the three month ended March 31, 2019, there have been 11 additional convertible-promissory notes totaling $355,000. One previous $50,000 convertible-promissory note was converted into stock during the year ended December 31, 2018.

Break-out of debt between the parent company and our subsidiary PVMS is as follows:

	March 31, 2019	December 31, 2018

Advanzeon parent	$5,010,016	$5,010,016
PVMS	5,432,923	5,077,923
	$10,442,939	$10,087,939

At PVMS, the total of notes issued year-to-date and their dollar values were as follows:

	March 31, 2019	December 31, 2018

Number of notes issued	11	31

Dollar value	$355,000	$1,751,923

All notes are short-term in nature, one-year maturity date. All debt issued has a stated interest rate of 12% per year.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	CONTINGENT LIABILITY

Contingent liability consisted of 3 items:

1.	a lawsuit against the Company for $450,000 from the son of a deceased promissory note holder. This matter has been dismissed twice by the judge but is ongoing due to appeals. This case should expire in June or July for lack of prosecution.

2.	interest payable in the amount of $171,247 to the same person listed in (1). This interest is related to the lawsuit reference in (1).

3.	Advanzeon won a decision on a court case against Universal Healthcare. The attorney’s fees relating to this matter total $21,412. This fee will be paid out of the proceeds of the case when collected.

As of March 31, 2019 and December 31, 2018, the balance of this indebtedness is as follows:

	March 31, 2019	December 31, 2018

Disputed note payable	$450,000	$450,000
Disputed interest payable	171,247	171,247
Pending attorney fees	21,412	21,412

Total Contingent Liability	$642,659	$642,659

9.	OTHER ACCRUED LIABILITIES

As of March 31, 2019 and December 31, 2018, the balance of other accrued liabilities is as follows:

	March 31, 2019	December 31, 2018

Management compensation	$8,873,802	$8,873,802
Accrued interest non-related party	5,133,882	4,809,644
Board of Director fees	937,500	900,000
State fees	24,850	21,000
Payroll liabilities	3,063	2,927
Year-end accrual of wages and related	5,623	7,399
Total other accrued debt	$14,978,720	$14,614,772

10.	RIGHT OF USE ASSETS

The Company entered into one lease for office space and one automobile lease prior to the quarter ended March 31, 2019 that are classified as right of use assets and lease liabilities. The lease for the Company’s office space expires April 2020. The lease for the automobile expires in June 2021. In accordance with ASU 2016-02, the Company calculated the present a value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office leases and the interest of 2.99% for the automobile lease. Applying the commercial rate, the Company calculated the present value of $87,445 for the office lease and $32,195 for the automobile leasing, that is being amortized over the life of the leases.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2019, the right of use assets associated with future operating leases are as follows:

Total present value of right of use assets under lease agreements	$119,640

Amortization of right of use assets	(49,173)

Total right of use assets as of March 31, 2019	$70,467

The right of use assets were amortized approximately $4,554 per month. Total amortization expense related to the right of use assets under the lease agreements was $13,662 and $0 for the quarters ended March 31, 2019 and 2018, respectively.

Future amortization of the right of use assets as of March 31, 2019 are as follows:

2020	$54,162
2021	13,470
2022	2,835
$70,467

11.	RIGHT OF USE LEASE LIABILITIES

As disclosed in Note 10, the Company entered into one lease for office space and one automobile lease prior to the quarter ended March 31, 2019 that are classified as right of use assets and lease liabilities.

As of March 31, 2019, the lease liabilities associated with future payments due under the leases are as follows:

Total present value of future lease payments	$119,640

Principal payments made as of the quarter ended March 31, 2019	(49,173)

Total right of use lease liabilities as of March 31, 2019	$70,467

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future minimum lease payments under the right of use lease agreements together with the present value of the net minimum lease payments as of March 31, 2019:

Total future minimum lease payments	$76,086

Less present value discount	5,619

Total right of use lease liabilities as of June 30, 2018	70,467

Less current portion due within one year	54,162

Long-term right of use liabilities	$16,305

Total maturities of lease liabilities as of March 31, 2019 are as follows:

	Total future		Right
	minimum lease	Present value	of use lease
	payments	discount	liabilities
2020	$58,431	$4,269	$54,162
2021	14,731	1,126	13,605
2022	2,924	224	2,700
	$76,086	$5,619	$70,467

12.	COMMON STOCK

During the three-month period ended March 31, 2019, the Company issued 700,000 shares of its common stock as follows:

On March 21, 2019, the Company issued 200,000 shares of its common stock to its Securities Exchange Commission counsel, who elected to take common stock in the Company as partial payment of its legal fees. The total value shares were valued at $0.08 per share on the total value of $16,000.

Additionally, on March 29, 2019, the Company issued 500,000 shares of its common stock to an existing shareholder and warrant holder, who elected to exercise his warrants to purchase 500,000 shares of the Company’s common stock for $15,000. The warrants were issued during May of 2017 or $0.03 per share.

During the three month period ended March 31, 2018, no stock was sold or issued.

13.	LEGAL PROCEEDINGS

Except as disclosed in Item 1, all of the legal proceedings for the three months ended March 31, 2019, is disclosed in our annual report on Form10-K filed on May 24, 2019.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through June 12, 2019, the date these financial statements were available to be issued. During its evaluation, the following subsequent events were identified:

During 2019, the Company renegotiated the Tampa office lease and agreed to a three-year extension of the lease with no increase in payments. Effective July 1, 2019, the Company will adopt ASU 2016-02 “Leases” and will record a right of use asset and lease liability of $272,528 related to the lease.

The Huntington Beach lease has been extended during 2019 on a month to month basis at a monthly rate of $4,000.

Issuance of debt and warrants

Subsequent to the balance sheet date, the Company has issued $540,250 of convertible-promissory notes. All of the debt matures in 2020 and has a stated interest rate of 12% and is unsecured. Concurrent with the issuance of debt, the Company has issued 5,728,933 warrants at an average exercise price of $0.17. At the time of issuance, all warrants had a three or five year term.

New service contracts

In the latter part of May 2019, the Company entered into an agreement with Concentra Health Services, Inc. (“Concentra”), whereby, the Company was engaged by Concentra to serve as Concentra’s preferred national sleep apnea services provider. Although the Agreement is not exclusive, the Company believes that Concentra has not entered into any similar type agreement with any other company. With approximately 700 occupational medicine facilities, nationwide, Concentra is the national leader in performing the required Department of Transportation (DOT) medical exams for commercial drivers accounting, annually, for approximately fifty percent (50%) of all DOT medical exams performed in the United States. Sleep apnea screening is a required component of all DOT medical exams.

Before the program can be launched, there are a significant number of operational actions, including systems programming, which must be completed by both the Company and Concentra. Following the execution of the Agreement, the Company immediately undertook the task of completing what was needed to be done for the program launch, which included jointly designing with Concentra an appropriate sleep apnea test “Referral Form” to the Company; purchasing additional I.T. equipment; creating and/or purchasing I.T. programs; expanding customer service/sales personnel; and, putting in place appropriate technical equipment so that each referring Concentra clinic can track, in real time on the Company’s system, the status of each patient. The Company believes its portion of this integration will be completed shortly. While we do not know the status of Concentra’s implementation, we would anticipate same to be similar to the Company’s. The Company believes it will realize substantial new revenue immediately upon program launch.

ADVANZEON SOLUTIONS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and notes thereto and in conjunction with Managements’ Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

ADVANZEON SOLUTIONS, INC.

Sources of Revenue

Three month periods ended March 31, 2019 and 2018

A quantitative summary of our revenues by source category for the three month periods ended March 31, 2019 and 2018:

	2019	2018	Change

OSA- related	$67,923	$180,623	$(112,700)

Results of Operations

OSA services decreased to $67,923 in 2019 from $180,623 in 2018 due to sales efforts in establishing new contracts on a national basis, which should take effect in the second quarter of 2019.

Cost of revenues decreased from $49,104 in 2018 to $41,660 in 2019 due to a decrease in sales.

General and administrative expense

General and administrative expense in total for the three month periods ended March 31, 2019 and 2018 was as follows:

2019	$425,804
2018	474,041
Change	$(48,237)
Percentage Change	-10.18%

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses as of March 31, 2019 and 2018 is as follows:

				Percent
	2019	2018	Change	Change

Parent	$196,135	$125,052	$71,083	56.84%
PVMS	229,669	348,989	(119,320)	-34.19%

Total	$425,804	$474,041	$(48,237)	-10.18%

ADVANZEON SOLUTIONS, INC.

Parent Company Level

				Percent
	2019	2018	Change	Change

Travel expense	$3,000	$3,500	$(500)	-14.29%
Professional fees	124,461	26,452	98,009	370.52%
Board of Directors fees	37,500	37,500	-	0.00%
Rent expense	25,829	24,811	1,018	4.10%
Other	5,345	32,789	(27,444)	-83.70%

Total general and administrative	$196,135	$125,052	$71,083	56.84%

Explanations of variations by line item follow:

Travel expense remained relatively the same.

Professional fees increased by $98,009. The increase is a result of $64,000 billed for audit fees in the three month period ended March 31, 2019 that was not billed in the three month period ended March 31, 2018. In addition, there was $20,000 billed for accounting fees for the preparation of the audit and 10-K for years 2015-2017 in the three month period ended March 31, 2019 that was not billed in the comparable period.

Director’s fees accrue at the rate of $37,500 for each fiscal quarter.

Other general and administrative expense decreased by $27,444. Office supplies decreased by approximately $3,000 due to the operations moving to the subsidiary level. Taxes decreased by approximately $17,000 due to a change in par value. Advertising and promotion expense decreased by $4,500 due to marketing efforts moving to the subsidiary level.

PVMS Subsidiary Level

				Percent
	2019	2018	Change	Change

Payroll related	$102,145	$133,501	$(31,356)	-23.49%
Travel and related expense	39,427	82,924	(43,497)	-52.45%
Professional fees	42,497	32,346	10,151	31.38%
Marketing costs	7,500	15,775	(8,275)	-52.46%
Dues and subscriptions	440	26,503	(26,063)	100.00%
Office supplies	8,859	13,111	(4,252)	-32.43%
Rent expense	10,549	-	10,549	100.00%
Other	18,252	44,828	(26,576)	-59.28%

Total general and administrative	$229,669	$348,988	$(119,319)	-34.19%

ADVANZEON SOLUTIONS, INC.

Explanations of variations by line item follow:

Payroll related expenses decreased $31,356. The Company no longer used 3 subcontractors in the three months ended March 31, 2019 that were used in the comparable period in 2018.

Travel expense was $43,497 lower due to the sales force having cutback on traveling to trade shows and visiting existing and potential clinics. The sales force and supporting forces were most active in 2017 in building up new clientele while in 2018 expanding the services offered to current clientele from local to national.

Professional Fees increased $10,151. In January 2018, we hired an outside accountant for PVMS, whom we pay $7,000 per month. For the period January through March 2018 the fee was prorated to $11,000.

Marketing costs decreased by $8,275 due to the sales force having cutback on traveling to trade shows and visiting existing and potential clinics. The sales force and supporting forces were most active in 2017 in building up new clientele while in 2018 expanding the services offered to current clientele from local to national.

Dues and Subscriptions comprised, in part, an annual payment to a national organization of $25,000 during the three months period of 2018 that is no longer used in the comparable period of 2019.

Office expense decreased by $4,252 due to the establishment of the California location in 2018.

Rent expense increased $10,549 due to having a California office during the three months period ended March 2019 that did not exist in the comparable period in 2018.

Other general and administrative expense decreased by $26,576. This was mainly due to $11,500 in provider fees in 2018 that the Company is no longer using in 2019. In 2018, the Company had bad debt expense of approximately $13,600 that is not recognized in 2019.

Interest expense

Interest expense in total for the three month periods ended March 31, 2019 and 2018 was as follows:

2019	$328,015
2018	432,126
Change	$(104,111)
Percentage Change	-24.09%

A breakdown of the interest expense for the three month periods ended March 31, 2019 and 2018 is as follows:

	2019	2018	Change

Parent	$163,092	$338,091	$(174,999)
PVMS	164,923	94,035	70,888

Total	$328,015	$432,126	$(104,111)

ADVANZEON SOLUTIONS, INC.

Financial Condition

Liquidity and Capital Resources

During the three-month period ended March 31, 2019, we funded our operations from revenues and $355,000 in private borrowings. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our CFO concluded that, as of March 31, 2019, our internal controls over financial reporting were not optimally effective in the specific areas described in the paragraphs below.

As of March 31, 2019, our CFO identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

●	Policies and Procedures for the Financial Close and Reporting Process – During the period of this report, the Company’s policies or procedures did not clearly define the roles in the financial reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having clear policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

ADVANZEON SOLUTIONS, INC.

●	Representative with Financial Expertise – For three months ended March 31, 2019, the Company did not continuously have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. Failure to have, continuously, an employee with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

ADVANZEON SOLUTIONS, INC.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

With the exception of the matter set forth below, all of the legal proceedings for the three months ended March 31, 2019, are disclosed in our annual report on Form 10-K filed on May 24, 2019.

None.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the matter set forth below, the sale of unregistered securities for the three months period ended March 31, 2019 were disclosed in our annual report on Form 10-K filed on May 24, 2019.

On May 1, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 8, 2019, we issued a convertible promissory note in the principle amount of $50,250 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

ADVANZEON SOLUTIONS, INC.

On May 21, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 22, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 22, 2019, we issued a convertible promissory note in the principle amount of $15,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 30, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

ADVANZEON SOLUTIONS, INC.

On May 31, 2019, we issued a convertible promissory note in the principle amount of $150,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

All of the convertible promissory notes listed above were issued to accredited investors, as that term is defined under the Section 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. The warrants issued in connection with the promissory notes all have a cashless exercise feature.

On May 1, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 1, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 10, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 11, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 22, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 28, 2019, we issued 3,000,000 warrants to a member of our Chief Accounting Officer. The warrants have a term of five years and an exercise price of $0.0685 per warrant.

ADVANZEON SOLUTIONS, INC.

On May 30, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 31, 2019, we issued 638,888 warrants to our Chief Executive Officer in lieu of 2019 first quarter salary. The warrants have a term of five years and an exercise price of $0.09 per warrant.

On May 31, 2019, we issued 347,222 warrants to our President in lieu of 2019 first quarter salary. The warrants have a term of five years and an exercise price of $0.09 per warrant.

We relied on Section 4 (2) of the Securities Act of 1933, as amended and or Section 501 of Regulation D promulgated under said Act as the exemption from registration under the Act.

Item 3. Exhibits

Documents filed as part of this Report.

Exhibit 31.1	Certification of Clark A. Marcus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Arnold B. Finestone pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanzeon Solutions, Inc.
Registrant

Date:	June 12, 2019	By:	/s/ Clark A. Marcus
Clark A. Marcus, Chief Executive Officer

Date:	June 12, 2019	By:	/s/ Arnold B. Finestone
Arnold B. Finestone, President and Chief Financial Officer