Form 10-Q
period 2019-06-30
Advanzeon Solutions, Inc.
filed 2019-08-01
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of July 15, 2019, the Registrant had outstanding 67,361,656 shares of its $0.01 par value Common Stock.

ADVANZEON SOLUTIONS, INC.

ADVANZEON SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

June 30, 2019 (unaudited) and December 31, 2018

ASSETS

	June 30, 2019	December 31,
	(unaudited)	2018
CURRENT ASSETS
Cash	$20,912	$25,036
Accounts receivable	27,646	24,890
Current portion of right of use asset	45,592	53,634
Other current assets	1,541,061	828,996
Total current assets	1,635,211	932,556

PROPERTY, PLANT, AND EQUIPMENT
Property and equipment, net	1,408	—
Leasehold improvements, net	—	299
Total property, plant, and equipment	1,408	299

RIGHT OF USE ASSET, NET OF CURRENT PORTION	11,383	28,920

TOTAL ASSETS	$1,648,002	$961,775

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

June 30, 2019 (unaudited) and December 31, 2018

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

	June 30, 2019	December 31,
	(unaudited)	2018
CURRENT LIABILITIES
Loans payable:
Related parties	$549,420	$737,023
Account payable	1,098,621	700,067
Debt	11,158,189	10,087,939
Contingent liability	642,659	642,659
Current portion of lease liability	45,592	53,634
Other accrued expenses	15,357,128	14,614,772
Total current liabilities	28,851,609	26,836,094

LEASE LIABILITY, NET OF CURRENT PORTION	11,383	28,920

TOTAL LIABILITIES	28,862,992	26,865,014

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 1,000,000
shares authorized, as of June 30, 2019
and December 31, 2018	—	—
Series C Convertible Preferred; $.001 par value;
14,400 shares authorized; 10,434 shares
issued and outstanding as of June 30, 2019
and December 31, 2018	10	10
Series D Convertible Preferred; $.001 par value;
7,000 shares authorized; 250 shares issued
and outstanding as of June 30, 2019
and December 31, 2018	—	—
Remaining Preferred stock; $.001 par value;
978,600 shares as of June 30, 2019
and December 31, 2018	—	—
Common stock, $0.01 par value; 1,000,000,000
shares authorized; 67,361,656 and 66,661,656
shares issued and outstanding as of
June 30, 2019 and December 31, 2018	673,617	666,617
Additional paid in capital	28,036,007	28,012,007
Accumulated deficit	(55,924,624)	(54,581,873)
Total stockholders' deficiency	(27,214,990)	(25,903,239)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,648,002	$961,775

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six-Month Periods Ended June 30, 2019 and 2018 (unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Obstructive sleep apnea (OSA)	$90,453	$169,944	$158,376	350,567
Total revenues	90,453	169,944	158,376	350,567
Costs and expenses:
Costs of revenues	66,157	185,245	107,817	234,344
General and administrative	416,039	513,012	841,843	987,059
Depreciation and amortization	235	150	440	300
Total costs and expenses	482,431	698,407	950,100	1,221,703
Loss from operations	(391,978)	(528,463)	(791,724)	(871,136)
Other income (expense):
Interest expense	(341,178)	(408,747)	(669,193)	(840,873)
Interest income	5,994	—	5,994	—
Legal settlement	112,172	328,269	112,172	328,269
Extinguishment of loan due to shareholder	—	7,771,140	—	7,771,140
Settlement of prior accounting services	—	—	—	(240,000)
Other income	—	—	—	2,380
Total other income (expense)	(223,012)	7,690,662	(551,027)	7,020,916
Income taxes	—	—	—	—
Net (loss) income	$(614,990)	$7,162,199	$(1,342,751)	$6,149,780
PER SHARE INFORMATION
Net (Loss) Income Per Common Share	$(0.01)	$0.11	$(0.02)	$0.09
Weighted Average Number of Common
Shares Outstanding	67,361,656	66,573,855	67,027,954	65,436,202

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Six-Month Period Ended June 30, 2019 (unaudited) and December 31, 2018

	Series C	Series C
	Convertible	Convertible	Common
	Preferred	Preferred	Stock	Common	Additional
	Stock Number	Stock	Stock Number	Stock	Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	10,434	$10	66,661,656	$666,617	$28,012,007	$(54,581,873)	$(25,903,239)

Stock issued for services	—	—	200,000	2,000	14,000	—	16,000

Sale of stock	—	—	500,000	5,000	10,000	—	15,000

Net loss	—	—	—	—	—	(1,342,751)	(1,342,751)

Balance at June 30, 2019	10,434	$10	67,361,656	$673,617	$28,036,007	$(55,924,624)	$(27,214,990)

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-Month Periods Ended June 30, 2019 and 2018 (unaudited)

	Six Month Periods Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,342,751)	$6,149,780
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	440	300
Stock issued for services	16,000	240,000
Extinguishment of loan due to shareholder
and accrued interest	—	(7,771,140)
Amortization of right of use assets	25,579	—
Net changes in assets and liabilities:
Accounts receivable	(2,756)	(45,565)
Other current assets	(712,065)	(382,524)
Payments on lease liabilities	(25,579)	—
Accounts payable	210,951	389,660
Contingent liability	—	152,664
Accrued interest - related party	—	(246,568)
Other accrued expenses	742,356	970,523
Net cash used in operating activities	(1,087,825)	(542,870)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(1,549)	—
Net cash used in investing activities	(1,549)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	1,070,250	525,043
Sale of stock	15,000	—
Net cash provided by financing activities	1,085,250	525,043
Net decrease in cash	(4,124)	(17,827)
CASH - Beginning of Year	25,036	18,200
CASH - END OF PERIOD	$20,912	$373
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—
Recording of right of use assets under
lease agreements (ASU 2016-02)	$119,640	$—
Schedule of non-cash investing transactions:
Convertible promissory note converted to common stock	$—	$51,231

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Advanzeon Solutions, Inc and its wholly owned subsidiary, and its respective subsidiaries (collectively referred to herein as, the “Company,” “Advanzeon,” “we”, “us,” or “our”).

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 2018, the changes therein for the three and six-month periods then ended and the results of operations for the three and six-month periods ended June 30, 2019 and 2018.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles general accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and six-month periods ended June 30, 2019 and 2018 are not necessarily indicative of operating results for the full year.

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

Revenue Recognition – The Company is on an accrual basis and revenue is recognized when billed, which is approximately when the testing service is performed, or CPAP machine is shipped.

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

The carrying amounts of long-term debt and estimated fair values of the attached warrants at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019		December 31, 2018
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value of Attached Warrants	Amount	Fair Value of Attached Warrants

Convertible promissory notes	$11,158,189	$—	$10,087,939	$—
Loan payable related party	549,420	—	737,023	—
	$11,707,609	$—	$10,824,962	$—

During the six-month period ended June 30, 2019, there have been 25 additional convertible notes totaling $1,070,250.

Cost of Revenues - Costs of services consist of supplies and operating expenses. Supplies are recognized in the period in which a patient actually receives the supplies.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right of Use Assets and Lease Liabilities - During the quarter ended March 31, 2019, the Company implemented Accounting Standards Update 2016-02, Leases. Under the new guidance, a lessee must record a liability for lease payments (referred to as the lease liability) and an asset for the right to use the leased asset during the lease term (referred to at the right of use asset) for all leases, regardless of whether they are designated as finance or operating leases. The Company recognizes lease liabilities and right of use assets at the lease commencement date based upon the present value of the remaining lease payments. Operating lease liabilities are amortized based upon the effective interest method. Operating right-of-use assets are amortized based upon the straight line lease expense less interest on the lease liability. Operating lease expense is recognized on a straight-line basis over the lease term. See Notes 10 and 11 within the financial statement for additional disclosure on leases.

Income Taxes - We are subject to the income tax jurisdictions of the U.S. and multiple state tax jurisdictions. However, our provisions for income taxes for 2018 and 2019 include only state income taxes.

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

3.	OTHER CURRENT ASSETS

Other current assets consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Due from escrow account	$1,146,435	$472,788
Loans to others	4,000	—
Security deposit	3,500	13,500
Capitalized portion of lease	2,380	2,951
Prepaid expenses	50,207	5,248
Miscellaneous receivable	334,539	334,509

Other current asset	$1,541,061	$828,996

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Property and equipment	$1,549	$—
Less accumulated depreciation	(141)	—
Property and equipment - net	$1,408	$—

Depreciation expense for the six-month periods ended June 30, 2019 and 2018 is $141 and $0, respectively. A computer was acquired in February of 2019.

5.	LEASEHOLD IMPROVEMENT

Leasehold improvement, net, consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Leasehold improvements	$2,992	$2,992
Less accumulated amortization	(2,992)	(2,693)
Leasehold improvements - net	$—	$299

Amortization expense for the six-month periods ended June 30, 2019 and 2018 is $299 and $300, respectively.

6.	RELATED PARTY AND SHAREHOLDER LOANS PAYABLE

The Company has received financing from Management of the Company as well as from members of our Board of Directors. These individuals are deemed to be related parties to the Company and their indebtedness must be disclosed separately.

As of June 30, 2019 and December 31, 2018, there are the following related party notes payable:

	June 30, 2019	December 31, 2018

Related party loans payable	$549,420	$737,023

7.	NOTES PAYABLE

As of June 30, 2019, and December 31, 2018, the balance was as follows:

	June 30, 2019	December 31, 2018

Notes payable	$11,158,189	$10,087,939

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six-month period ended June 30, 2019, there have been 25 additional convertible-promissory notes totaling $1,070,250. One previous $50,000 convertible-promissory note was converted into stock during the year ended December 31, 2018.

Break-out of debt between the parent company and our subsidiary PVMS is as follows:

	June 30, 2019	December 31, 2018

Advanzeon parent	$5,010,016	$5,010,016
PVMS	6,148,173	5,077,923
	$11,158,189	$10,087,939

At PVMS, the total of notes issued year-to-date and their dollar values were as follows:

	June 30, 2019	December 31, 2018

Number of notes issued	25	31

Dollar value	$1,070,250	$1,751,923

All notes are short-term in nature, one-year maturity date. All debt issued has a stated interest rate of 12% per year.

8.	CONTINGENT LIABILITY

Contingent liability consisted of 3 items:

1.	a lawsuit against the Company for $450,000 from the son of a deceased promissory note holder. This matter has been dismissed twice by the judge but is ongoing due to appeals. This case should expire in June or July for lack of prosecution.
2.	interest payable in the amount of $171,247 to the same person listed in (1). This interest is related to the lawsuit reference in (1).
3.	Advanzeon won a decision on a court case against Universal Healthcare. The attorney's fees relating to this matter total $21,412. This fee will be paid out of the proceeds of the case when collected.

As of June 30, 2019 and December 31, 2018, the balance of this indebtedness is as follows:

	June 30, 2019	December 31, 2018

Disputed note payable	$450,000	$450,000
Disputed interest payable	171,247	171,247
Pending attorney fees	21,412	21,412

Total contingent liability	$642,659	$642,659

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER ACCRUED LIABILITIES

As of June 30, 2019 and December 31, 2018, the balance of other accrued liabilities is as follows:

	June 30, 2019	December 31, 2018

Management compensation	$8,873,802	$8,873,802
Accrued interest non-related party	5,473,136	4,809,644
Board of Director fees	975,000	900,000
State fees	24,850	21,000
Payroll liabilities	5,140	2,927
Accrued wages and related	5,200	7,399
Total other accrued debt	$15,357,128	$14,614,772

10.	RIGHT OF USE ASSETS

The Company entered into one lease for office space and one automobile lease prior to the quarter ended June 30, 2019 that are classified as right of use assets and lease liabilities. The lease for the Company’s office space expires April 2020. The lease for the automobile expires in June 2021. As the implicit interest rate is not readily indentifiable in the leases, the Company calculated the present a value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office leases and the interest of 2.99% for the automobile lease. Applying the commercial rate, the Company calculated the present value of $87,445 for the office lease and $32,195 for the automobile leasing, that is being amortized over the life of the leases.

As of June 30, 2019, the right of use assets associated with future operating leases are as follows:

Total present value of right to use assets under lease agreements	$119,640

Amortization of right of use assets	(62,665)

Total right of use assets as of June 30, 2019	$56,975

Total amortization expense related to the right of use assets under the lease agreements was $25,579 and $0 for the six-month periods ended June 30, 2019 and 2018, respectively.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	RIGHT OF USE LEASE LIABILITIES

As disclosed in Note 10, the Company entered into two leases for office space prior to the quarter ended June 30, 2019 that are classified as right of use assets and lease liabilities.

As of June 30, 2019, the lease liabilities associated with future payments due under the leases are as follows:

Total present value of future lease payments	$119,640

Principal payments made as of the quarter
ended June 30, 2019	(62,665)

Total right of use lease liabilities as of June 30, 2019	$56,975

The following is a schedule of future minimum lease payments under the right of use lease agreements together with the present value of the net minimum lease payments as of June 30, 2019:

Total future minimum lease payments	$63,128

Less present value discount	6,153

Total right of use lease liabilities as of June 30, 2019	56,975

Less current portion due within one year	45,592

Long-term right of use liabilities	$11,383

Total maturities of lease liabilities as of June 30, 2019 are as follows:

	Total future
	minimum lease	Present value	Right of use
	payments	discount	lease liabilities
2020	$50,961	$5,369	$45,592
2021	12,167	784	11,383
	$63,128	$6,153	$56,975

12.	COMMON STOCK

During the six-month period ended June 30, 2019, the Company issued 700,000 shares of its common stock as follows:

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the six-month period ended June 30, 2018, the Company issued 2,000,000 shares of common stock for a legal settlement. The shares were issued at a value of $0.12 per share or for a total value of $240,000. In addition, the Company issued 1,597,971 shares for the conversion of a promissory note of $50,000 and accrued interest of $1,231. The stock was issued at a value of $0.03 per share. The Company relied on Section 4(a)(1) of the Securities Act of 1933, as amended, as the exemption from registration under the Act.

13.	LEGAL PROCEEDINGS

The Company previously reported that the litigation between Rotech Healthcare Inc. and Pharmacy Value Management Solutions, Inc. settled. The Company rejected the draft settlement terms and continues to aggressively defend this litigation.

Except as disclosed above and in Item 1, all of the legal proceedings for the six-month period ended July 30, 2019, are disclosed in our annual report on Form10-K filed on May 24, 2019.

14.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through July 30, 2019, the date these financial statements were available to be issued. During its evaluation, the following subsequent events were identified:

During 2019, the Company renegotiated the Tampa office lease and agreed to a three-year extension of the lease with no increase in payments. Effective July 1, 2019, the Company will adopt ASU 2016-02 “Leases” and will record a right of use asset and lease liability of $272,528 related to the lease.

Issuance of debt and warrants

Subsequent to the balance sheet date, the Company has issued $671,000 of convertible promissory notes. All of the debt matures in 2020 and has a stated interest rate of 12% and is unsecured. Concurrent with the issuance of the debt, the Company has issued 1,692,000 warrants at an average exercise price of $0.18. At the time of issuance, all warrants had a three to five year term.

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

Overview

The Company through its wholly owned subsidiary Pharmacy Value Management Solutions, Inc. administers and operates a medically driven sleep apnea program branded SleepMaster Solutions™ (“SMS”). Management believes that SMS is the largest provider of these combined services in the nation. We are in all 50 states and provide a turnkey solution designed to effectively keep drivers on the road with no down time, compliant with DOT regulations, improve their health, and significantly decrease legal liability risk for the employer. We are vertically integrated, and we provide a “Program” of services that addresses all the needs of a corporate transportation system, union or other driver-related organizations. We believe we are the only company capable of providing the full range of needed services in a timely manner.

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

ADVANZEON SOLUTIONS, INC.

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

Revenue is recognized when billed, which is approximately when the testing service is performed, or CPAP machine is shipped.

During the three-month period ending June 30, 2019, we continued to work with Concentra Health Services, Inc. toward the implementation of the program whereby the Company will serve as Concentra’s preferred national sleep apnea services provider. During the period the Company saw revenues coming from other third-party payor accounts that had been established in prior periods. These accounts include unions, municipalities, school districts and small to mid-size corporations-all authorizing the Company to bill them directly for providing our sleep apnea services to their members/employees. Subsequent to the period we announced the establishment of a relationship with All Aboard America, a part of All Aboard America Holdings, Inc., the fourth largest motor coach operator in North America. The Company will screen, test and treat all of its drivers and employees for sleep apnea via our SMS program. We expect to see an increase in our revenues during the third quarter as a result of our existing relationships and other potential accounts we are currently working to establish.

Sources of Revenue

Three-month periods ended June 30, 2019 and 2018

A quantitative summary of our revenues by source category for the three-month periods ended June 30, 2019 and 2018:

	2019	2018	Change

OSA- related	$90,453	$169,944	$(79,491)

Results of Operations

OSA services decreased to $90,453 in 2019 from $169,944 in 2018 due to sales efforts in establishing new contracts on a national basis, which should take effect in the third quarter of 2019.

Cost of revenues decreased from $185,245 in 2018 to $66,157 in 2019 due to a decrease in sales.

General and administrative expense

General and administrative expense in total for the three-month periods ended June 30, 2019 and 2018 was as follows:

2019	$416,039
2018	513,012
Change	$(96,973)
Percentage Change	-18.90%

ADVANZEON SOLUTIONS, INC.

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses for the three-month periods ended June 30, 2019 and 2018 is as follows:

	2019	2018	Change	Percent Change

Parent	$156,686	$229,106	$(72,420)	-31.61%
PVMS	259,353	283,906	(24,553)	-8.65%

Total	$416,039	$513,012	$(96,973)	-18.90%

Parent Company Level

	2019	2018	Change	Percent Change

Professional fees	$86,804	$137,579	$(50,775)	-36.91%
Travel expense	815	20,367	(19,552)	-96.00%
Board of Directors fees	37,500	37,500	—	0.00%
Office supplies	287	315	(28)	-8.89%
Rent expense	25,448	24,796	652	2.63%
Other	5,832	8,549	(2,717)	-31.78%

Total G & A	$156,686	$229,106	$(72,420)	-31.61%

Explanations of variations by line item follow:

Travel expense decreased by $19,552 due to main operations moving to the subsidiary level.

Professional fees decreased by $50,775. The decrease is a result of a $66,000 decrease in legal fees in the three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018. In addition, there was $30,000 billed for accounting fees for the preparation of the audit and 10-Qs for 2018 and 10-K for 2018 in the three-month period ended June 30, 2019 that was not billed in the comparable period. There was a $12,000 decrease in audit fees due to auditing work done in the three months ended June 30, 2018 that was not done in the comparable period in 2019.

Director’s fees accrue at the rate of $37,500 for each fiscal quarter.

Rent expense has stayed relatively the same.

Other general and administrative expense has stayed relatively the same.

ADVANZEON SOLUTIONS, INC.

PVMS Subsidiary Level

	2019	2018	Change	Percent Change

Payroll related	$110,167	$133,155	$(22,988)	-17.26%
Travel and related expense	51,897	56,519	(4,622)	-8.18%
Professional fees	39,250	29,310	9,940	33.91%
Marketing costs	9,729	12,455	(2,726)	-21.89%
Dues and subscriptions	200	210	(10)	-4.76%
Office supplies	8,718	15,232	(6,514)	-42.77%
Rent expense	12,452	3,700	8,752	236.54%
Other	26,940	33,325	(6,385)	-19.16%

Total G & A	$259,353	$283,906	$(24,553)	-8.65%

Explanations of variations by line item follow:

Payroll related expenses decreased $22,988. The Company no longer used 4 subcontractors in the three months ended June 30, 2019 that were used in the comparable period in 2018.

Travel expense was $4,622 lower due to the sales force having cutback on traveling to trade shows and visiting existing and potential clinics. The sales force and supporting forces were most active in 2017 in building up new clientele while in 2018 expanding the services offered to current clientele from local to national.

Professional Fees increased $9,940. In January 2019, we hired a law firm to begin litigation against our former accountants.

Marketing costs decreased by $2,726 due to the sales force having cutback on traveling to trade shows and visiting existing and potential clinics. The sales force and supporting forces were most active in 2017 in building up new clientele while in 2018 expanding the services offered to current clientele from local to national.

Office supplies decreased by $6,514 due to the expense of setting up the California location in 2018.

Rent expense increased by $8,752. The California office lease began mid-way through the three months period ended June 30, 2018. As of May 2019, the California office lease was renewed for a new monthly rate of $4,000.

Other general and administrative expense decreased by $6,385. This was mainly due to a decrease in bad debt expense in 2019 compared to 2018.

Interest expense

Interest expense in total for the three-month periods ended June 30, 2019 and 2018 was as follows:

2019	$341,178
2018	408,747
Change	$(67,569)
Percentage Change	-16.53%

ADVANZEON SOLUTIONS, INC.

A breakdown of the interest expense for the three-month periods ended June 30, 2019 and 2018 is as follows:

	2019	2018	Change

Parent	$163,093	$279,753	$(116,660)
PVMS	178,085	128,994	49,091

Total	$341,178	$408,747	$(67,569)

Sources of Revenue

Six-month periods ended June 30, 2019 and 2018

A quantitative summary of our revenues by source category for the six-month periods ended June 30, 2019 and 2018:

	2019	2018	Change

OSA- related	$158,376	$350,567	$(192,191)

Results of Operations

OSA services decreased to $158,376 in 2019 from $350,567 in 2018 due to sales efforts in establishing new contracts on a national basis, which should take effect in the third quarter of 2019.

Cost of revenues decreased from $234,344 in 2018 to $107,817 in 2019 due to a decrease in sales.

General and administrative expense

General and administrative expense in total for the six-month periods ended June 30, 2019 and 2018 was as follows:

2019	$841,843
2018	987,059
Change	$(145,216)
Percentage Change	-14.71%

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses as June 30, 2019 and 2018 is as follows:

				Percent
	2019	2018	Change	Change

Parent	$352,821	$354,159	$(1,338)	-0.38%
PVMS	489,022	632,900	(143,878)	-22.73%

Total	$841,843	$987,059	$(145,216)	-14.71%

ADVANZEON SOLUTIONS, INC.

Parent Company Level

				Percent
	2019	2018	Change	Change

Professional fees	$211,265	$164,031	$47,234	28.80%
Travel expense	3,815	23,867	(20,052)	-84.02%
Board of Directors fees	75,000	75,000	—	0.00%
Office supplies	351	3,305	(2,954)	-89.38%
Rent expense	51,277	49,607	1,670	3.37%
Other	11,113	38,349	(27,236)	-71.02%

Total general and administrative	$352,821	$354,159	$(1,338)	-0.38%

Explanations of variations by line item follow:

ADVANZEON SOLUTIONS, INC.

Professional fees increased by $47,234. The increase is a result of a $50,000 increase in accounting fees, a $50,000 increase in audit fees, a $5,000 increase in other professional fees, and a $60,000 decrease in legal fees in the six-month period ended June 30, 2019 compared to the six-month period ended June 30, 2018.

Travel expense remained relatively the same.

Director’s fees accrue at the rate of $37,500 for each fiscal quarter.

Rent expense remained relatively the same.

Other general and administrative expense decreased by $27,236. Office supplies decreased by approximately $3,000 due to the operations moving to the subsidiary level. Taxes decreased by approximately $17,000 due to a change in par value. Advertising and promotion expense decreased by $6,700 due to marketing efforts moving to the subsidiary level.

PVMS Subsidiary Level

				Percent
	2019	2018	Change	Change

Payroll related	$212,312	$266,656	$(54,344)	-20.38%
Travel and related expense	91,324	139,443	(48,119)	-34.51%
Professional fees	81,747	61,656	20,091	32.59%
Marketing costs	17,229	28,230	(11,001)	-38.97%
Dues and subscriptions	640	38,213	(37,573)	-98.33%
Office supplies	17,577	28,343	(10,766)	-37.98%
Rent expense	23,001	3,700	19,301	521.65%
Other	45,192	66,659	(21,467)	-32.20%

Total general and administrative	$489,022	$632,900	$(143,878)	-22.73%

Explanations of variations by line item follow:

Payroll related expenses decreased $54,344. The Company no longer used 3 subcontractors in the six-month period ended June 30, 2019 that were used in the comparable period in 2018. There is an increase of $7,000 due to one of the employees receiving a raise in the six-month period ended June 30, 2019.

Travel expense was $48,119 lower due to the sales force having cutback on traveling to trade shows and visiting existing and potential clinics. The sales force and supporting forces were most active in 2017 in building up new clientele while in 2018 expanding the services offered to current clientele from local to national.

Professional Fees increased $20,091. In January 2018, we hired an outside accountant for PVMS, whom we pay $7,000 per month. For the period January through March 2018 the fee was prorated to $11,000. There were also 2 consultants hired and paid $34,000 to improve social media and miscellaneous in the six-month period ended June 30, 2018 that were not used in 2019. Legal expense increased by $23,000 due to litigation against our former accountants and former supplier.

Marketing costs decreased by $11,001 due to the sales force having cutback on traveling to trade shows and visiting existing and potential clinics. The sales force and supporting forces were most active in 2017 in building up new clientele while in 2018 expanding the services offered to current clientele from local to national.

Dues and Subscriptions comprised, in part, an annual payment to a national organization of $25,000 during the six-month period of 2018 that is no longer used in the comparable period of 2019.

Office supplies decreased by $10,766 due to the expense of setting up the California location in 2018.

Rent expense increased $19,301 due to having a California office lease beginning in June of 2018.

Other general and administrative expense decreased by $21,467. This was mainly due to $11,500 in provider fees in 2018 that the Company is no longer using in 2019. In the six months ended June 30, 2018, the Company had bad debt expense due to a decrease in bad debt expense in 2019 compared to 2018.

Interest expense

Interest expense in total for the six-month periods ended June 30, 2019 and 2018 was as follows:

2019	$669,193
2018	840,873
Change	$(171,680)
Percentage Change	-20.42%

A breakdown of the interest expense for the six-month periods ended June 30, 2019 and 2018 is as follows:

	2019	2018	Change

Parent	$326,185	$617,844	$(291,659)
PVMS	343,008	223,029	119,979

Total	$669,193	$840,873	$(171,680)

ADVANZEON SOLUTIONS, INC.

Financial Condition

Liquidity and Capital Resources

During the six-month period ended June 30, 2019, we funded our operations from revenues and $1,070,250 in private borrowings. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our CFO concluded that, as of June 30, 2019, our internal controls over financial reporting were not optimally effective in the specific areas described in the paragraphs below.

As of June 30, 2019, our CFO identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•	Policies and Procedures for the Financial Close and Reporting Process – During the period of this report, the Company’s policies or procedures did not clearly define the roles in the financial reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having clear policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.
•	Representative with Financial Expertise – For six-month period ended June 30, 2019, the Company did not continuously have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. Failure to have, continuously, an employee with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

ADVANZEON SOLUTIONS, INC.

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

ADVANZEON SOLUTIONS, INC.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

With the exception of the matter set forth below, all of the legal proceedings for the six-month period ended June 30, 2019, are disclosed in our annual report on Form 10-K filed on May 24, 2019.

The Company previously reported that the litigation between Rotech Healthcare Inc. and Pharmacy Value Management Solutions, Inc. settled. The Company rejected the draft settlement terms and continues to aggressively defend this litigation.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the matter set forth below, the sale of unregistered securities for the six-month period ended June 30, 2019 were disclosed in our annual report on Form 10-K filed on May 24, 2019.

On May 1, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 8, 2019, we issued a convertible promissory note in the principle amount of $50,250 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 105,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

ADVANZEON SOLUTIONS, INC.

On May 21, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 22, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 22, 2019, we issued a convertible promissory note in the principle amount of $15,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 30,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

ADVANZEON SOLUTIONS, INC.

On May 30, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 31, 2019, we issued a convertible promissory note in the principle amount of $150,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 12, 2019, we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 19, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

ADVANZEON SOLUTIONS, INC.

On June 24, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On June 27, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

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

ADVANZEON SOLUTIONS, INC.

On May 10, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 11, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 19, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 22, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 28, 2019, we issued 3,000,000 warrants to our Chief Accounting Officer. The warrants have a term of five years and an exercise price of $0.0650 per warrant.

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

On June 03, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 06, 2019, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 08, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 08, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 11, 2019, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 12, 2019, we issued 1,000,000 warrants to a member of our contracted supplier. The warrants have a term of five years and an exercise price of $0.11 per warrant.

ADVANZEON SOLUTIONS, INC.

On June 14, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 20, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 22, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 24, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 24, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 25, 2019, we issued 718,750 warrants to our Chief Executive Officer in lieu of 2019 second quarter salary. The warrants have a term of five years and an exercise price of $0.08 per warrant.

On June 25, 2019, we issued 390,625 warrants to our consultant in lieu of 2019 second quarter salary. The warrants have a term of five years and an exercise price of $0.08 per warrant.

On June 27, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 30, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 30, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

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

Advanzeon Solutions, Inc.
Registrant

Date: July 30, 2019	By:	/s/ Clark A. Marcus
Clark A. Marcus, Chief Executive Officer

Date: July 30, 2019	By:	/s/ Arnold B. Finestone
Arnold B. Finestone President and Chief Financial Officer

