Form 10-Q
period 2019-09-30
Advanzeon Solutions, Inc.
filed 2019-11-14
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, the Registrant had outstanding 71,661,656 shares of its $0.01 par value Common Stock.

2

ADVANZEON SOLUTIONS, INC.

ADVANZEON SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

September 30, 2019 (unaudited) and December 31, 2018

ASSETS

	September 30, 2019	December 31,
	(unaudited)	2018
CURRENT ASSETS
Cash	$64,057	$25,036
Accounts receivable	25,171	24,890
Current portion of right of use asset	124,311	53,634
Other current assets	2,354,854	828,996
Total current assets	2,568,393	932,556

PROPERTY, PLANT, AND EQUIPMENT
Property and equipment, net	1,324	—
Leasehold improvements, net	—	299
Total property, plant, and equipment	1,324	299

RIGHT OF USE ASSET, NET OF CURRENT PORTION	171,885	28,920

TOTAL ASSETS	$2,741,602	$961,775

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

September 30, 2019 (unaudited) and December 31, 2018

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

	September 30, 2019	December 31,
	(unaudited)	2018
CURRENT LIABILITIES
Related party loans payable	$444,920	$737,023
Account payable	1,423,284	700,067
Debt	12,163,189	10,087,939
Contingent liability	642,659	642,659
Current portion of lease liability	124,311	53,634
Other accrued expenses	15,734,145	14,614,772
Total current liabilities	30,532,508	26,836,094

LEASE LIABILITY, NET OF CURRENT PORTION	171,885	28,920

TOTAL LIABILITIES	30,704,393	26,865,014

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 1,000,000
shares authorized, as of September 30, 2019
and December 31, 2018	—	—
Series C Convertible Preferred; $.001 par value;
14,400 shares authorized; 10,434 shares
issued and outstanding as of September 30, 2019
and December 31, 2018	10	10
Series D Convertible Preferred; $.001 par value;
7,000 shares authorized; 250 shares issued
and outstanding as of September 30, 2019
and December 31, 2018	—	—
Remaining Preferred stock; $.001 par value;
978,600 shares as of September 30, 2019
and December 31, 2018	—	—
Common stock, $0.01 par value; 1,000,000,000
shares authorized; 67,361,656 and 66,661,656
shares issued and outstanding as of
Septmeber 30, 2019 and December 31, 2018	673,617	666,617
Additional paid in capital	28,036,007	28,012,007
Accumulated deficit	(56,672,425)	(54,581,873)
Total stockholders' deficiency	(27,962,791)	(25,903,239)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,741,602	$961,775

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended September 30, 2019 and 2018 (unaudited)

	Three-Month Period Ended		Nine-Months Period Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Obstructive sleep apnea (OSA)	$68,173	$99,083	$226,549	449,650
Total revenues	68,173	99,083	226,549	449,650
Costs and expenses:
Costs of revenues	2,394	46,028	110,211	280,372
General and administrative	428,077	409,419	1,269,920	1,396,478
Depreciation and amortization	84	149	524	449
Total costs and expenses	430,555	455,596	1,380,655	1,677,299
Loss from operations	(362,382)	(356,513)	(1,154,106)	(1,227,649)
Other income (expense):
Interest expense	(383,798)	(307,922)	(1,052,991)	(1,148,795)
Interest income	29	—	6,023	—
Legal settlement	—	—	112,172	328,269
State tax penalty	(1,650)	—	(1,650)	—
Extinguishment of loan due to shareholder	—	—	—	7,771,140
Settlement of prior accounting services	—	—	—	(240,000)
Other income	—	—	—	2,380
Total other income (expense)	(385,419)	(307,922)	(936,446)	6,712,994
Income taxes	—	—	—	—
Net (loss) income	$(747,801)	$(664,435)	$(2,090,552)	$5,485,345
PER SHARE INFORMATION
Net (Loss) Income Per Common Share	$(0.01)	$(0.01)	$(0.03)	$0.08
Weighted Average Number of Common
Shares Outstanding	67,361,656	66,661,656	67,140,411	65,849,175

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Nine Month Period Ended September 30, 2019 (unaudited) and December 31, 2018

	Series C	Series C
	Convertible	Convertible	Common
	Preferred	Preferred	Stock	Common	Additional
	Stock Number	Stock	Stock Number	Stock	Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	10,434	$10	66,661,656	$666,617	$28,012,007	$(54,581,873)	$(25,903,239)

Stock issued for services	—	—	200,000	2,000	14,000	—	16,000

Sale of stock	—	—	500,000	5,000	10,000	—	15,000

Net loss	—	—	—	—	—	(2,090,552)	(2,090,552)

Balance at September 30, 2019	10,434	$10	67,361,656	$673,617	$28,036,007	$(56,672,425)	$(27,962,791)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2019 and 2018 (unaudited)

	Nine Month Periods Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,090,552)	$5,485,345
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	524	449
Stock issued for services	16,000	240,000
Extinguishment of loan due to shareholder
and accrued interest	—	(7,771,140)
Amortization of right of use assets	62,135	—
Net changes in assets and liabilities:
Accounts receivable	(281)	(34,493)
Other current assets	(1,525,858)	(700,842)
Payments on lease liabilities	(62,135)	—
Accounts payable	431,114	520,379
Contingent liability	—	152,664
Accrued interest - related party	—	(246,568)
Other accrued expenses	1,119,373	1,328,842
Net cash used in operating activities	(2,049,680)	(1,025,364)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(1,549)	—
Net cash used in investing activities	(1,549)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	2,100,250	1,079,223
Payments on debt	(25,000)	—
Sale of stock	15,000	—
Net cash provided by financing activities	2,090,250	1,079,223
Net increase in cash	39,021	53,859
CASH - Beginning of Year	25,036	18,200
CASH - END OF PERIOD	$64,057	$72,059
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,960	$—
Income taxes	$—	$—
Recording of right of use assets under
lease agreements (ASU 2016-02)	$390,260	$—
Schedule of non-cash investing transactions:
Convertible promissory note converted to common stock	$—	$51,231

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Advanzeon Solutions, Inc and its wholly owned subsidiary, and its respective subsidiaries (collectively referred to herein as, the “Company,” “Advanzeon,” “we”, “us,” or “our”).

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 2018, the changes therein for the three and nine month periods then ended and the results of operations for the three and nine month periods ended September 30, 2019 and 2018.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles general accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2018, filed May 24, 2019. The results of operations for the three and nine month periods ended September 30, 2019 and 2018, are not necessarily indicative of operating results for the full year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Established in 1969, Advanzeon Solutions, Inc., (formerly Comprehensive Care Corp.) (“Advanzeon”, “we”, “Parent”, or the “Company”), through its wholly-owned subsidiary Pharmacy Value Management Solutions, Inc.,(“PVMS”) and its wholly-owned subsidiaries during 2015, and partly in 2016, provided managed care services by acting as the administrator for certain administrative service agreements in the behavioral health and substance abuse fields. We primarily offered these services to commercial, Medicare, Medicaid, Children’s Health Insurance Program (“CHIP”) health plans, as well as self-insured companies. Our managed care operations consisted solely of servicing administrative service agreements. Starting in July of 2015, we implemented our comprehensive sleep apnea program, called “SleepMaster Solutions” ™. SleepMaster Solutions (“SMS”) utilizes an administrative system for the convenient identification/testing and therapy of Obstructive Sleep Apnea (“OSA”). We partnered with a national health care provider by initiating a sleep apnea wellness program whereby we screened, tested and when needed, offered treatment programs for treating this disorder. We also contracted with a union to treat its driver members. Beginning in 2017, our only business was our SMS sleep apnea program.

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

Revenue Recognition- The Company is on an accrual basis and revenue is recognized when billed, which is approximately when the testing service is performed or CPAP machine is shipped.

Property and Equipment - Property and equipment, as described in Note 4, is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives ranging from 2 to 12 years.

Leasehold Improvement - Leasehold improvement, as described in Note 5, is stated at cost less accumulated amortization. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life.

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

The carrying amounts of long-term debt and estimated fair values of the attached warrants at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019		December 31, 2018
		Estimated		Estimated
		Fair Value of		Fair Value of
	Carrying	Attached	Carrying	Attached
	Amount	Warrants	Amount	Warrants

Convertible promissory notes	$7,375,173	$—	$5,299,923	$—
Short term notes payable	$4,788,016	$—	$4,788,016	$—
Loan payable related party	444,920	—	737,023	—
	$12,608,109	$—	$10,824,962	$—

During the nine month period ended September 30, 2019, there have been 47 additional convertible notes issued totaling $2,100,250 and one note paid off totaling $25,000.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Revenues- Costs of services consist of supplies and operating expenses. Supplies are recognized in the period in which a patient actually receives the supplies.

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

Management has evaluated our tax positions taken or to be taken on income tax returns that remain subject to examination (i.e., tax years 2016 and thereafter federally), and has concluded that there have been no uncertain tax positions (as defined in GAAP) taken that require recognition or disclosure in the consolidated financial statements. In the event of any income tax-related interest or penalties are incurred, they would be included in general and administrative expense.

Stock Options and Warrants - We grant stock options and warrants to our employees, non-employee directors, note holders and certain consultants allowing them to purchase our common stock pursuant to approved terms. The estimated value of the warrants issued with debt instruments is recorded as a discount on notes payable and amortized as interest expense over the term of the notes using the effective interest method.

3.	OTHER CURRENT ASSETS

Other current assets consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Due from escrow account	$1,918,898	$472,788
Loans to others	22,459	—
Security deposit	5,500	13,500
Capitalized portion of lease	2,094	2,951
Prepaid expenses	71,394	5,248
Miscellaneous receivable	334,509	334,509

Other current asset	$2,354,854	$828,996

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Property and equipment	$1,549	$—
Less accumulated depreciation	(225)	—
Property and equipment - net	$1,324	$—

Depreciation expense for the nine month periods ended September 30, 2019 and 2018 is $225 and $0, respectively. A computer was acquired in February of 2019.

5.	LEASEHOLD IMPROVEMENT

Leasehold improvement, net, consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Leasehold improvements	$2,992	$2,992
Less accumulated amortization	(2,992)	(2,693)
Leasehold improvements - net	$—	$299

Amortization expense for the nine month periods ended September 30, 2019 and 2018 is $299 and $449, respectively.

6.	RELATED PARTY LOANS PAYABLE

The Company has received financing from Management of the Company as well as from members of our Board of Directors. These individuals are deemed to be related parties to the Company and their indebtedness must be disclosed separately.

As of September 30, 2019 and December 31, 2018, there are the following related party notes payable:

	September 30, 2019	December 31, 2018

Related party loans payable	$444,920	$737,023

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEBT

As of September 30, 2019 and December 31, 2018, the balance was as follows:

	September 30, 2019	December 31, 2018

Notes payable	$12,163,189	$10,087,939

During the nine month period ended September 30, 2019, there have been 47 additional convertible-promissory notes totaling $2,100,250. One $25,000 convertible promissory note was repaid with interest of $6,960 during the third quarter 2019. One previous $50,000 convertible-promissory note was converted into stock during the year ended December 31, 2018.

Break-out of debt between the parent company and our subsidiary PVMS is as follows:

	September 30, 2019	December 31, 2018

Advanzeon parent	$5,010,016	$5,010,016
PVMS	7,153,173	5,077,923
	$12,163,189	$10,087,939

At PVMS, the total of notes issued year-to-date and their dollar values were as follows:

	September 30, 2019	December 31, 2018

Number of notes issued	47	31

Dollar value	$2,100,250	$1,751,923

All debt are short-term in nature, one-year maturity date. All debt issued has a stated interest rate of 12% per year.

8.	CONTINGENT LIABILITY

Contingent liability consisted of 3 items:

1.	a lawsuit against the Company for $450,000 from the son of a deceased promissory note holder. This matter has been dismissed twice by the judge but is ongoing due to appeals. This case should expire in June or July for lack of prosecution.
2.	interest payable in the amount of $171,247 to the same person listed in (1). This interest is related to the lawsuit reference in (1).
3.	Advanzeon won a decision on a court case against Universal Healthcare. The attorney's fees relating to this matter total $21,412. This fee will be paid out of the proceeds of the case when collected.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019 and December 31, 2018, the balance of this indebtedness is as follows:

	September 30, 2019	December 31, 2018

Disputed note payable	$450,000	$450,000
Disputed interest payable	171,247	171,247
Pending attorney fees	21,412	21,412

Total contingent liability	$642,659	$642,659

9.	OTHER ACCRUED LIABILITIES

As of September 30, 2019 and December 31, 2018, the balance of other accrued liabilities is as follows:

	September 30, 2019	December 31, 2018

Management compensation	$8,873,802	$8,873,802
Accrued interest non-related party	5,839,509	4,809,644
Board of Director fees	1,012,500	900,000
State fees	—	21,000
Payroll liabilities	3,725	2,927
Accrued wages and related	4,609	7,399
Total other accrued debt	$15,734,145	$14,614,772

10.	RIGHT OF USE ASSETS

The Company entered into two leases for office space and one automobile lease prior to the end of the quarter ended September 30, 2019 that are classified as right of use assets and lease liabilities. The lease for the Company’s office spaces expire in April 2020 and June 2022. The lease for the automobile expires in June 2021. As the implicit interest rate is not readily identifiable in the leases, the Company calculated the present a value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office leases and the interest of 2.99% for the automobile lease. Applying the commercial rate, the Company calculated the present value of $361,223 for the office leases and $29,037 for the automobile leasing, that are being amortized over the life of the leases.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019, the right of use assets associated with future operating leases are as follows:

Total present value of right of use assets
under lease agreements	$390,260

Amortization of right of use assets	(94,064)

Total right of use assets as of September 30, 2019	$296,196

Total amortization expense related to the right of use assets under the lease agreements was $62,135 and $0 for the nine month periods ended September 30, 2019 and 2018, respectively.

11.	RIGHT OF USE LEASE LIABILITIES

As disclosed in Note 10, the Company entered into two leases for office space and automobile lease prior to the quarter ended September 30, 2019 that are classified as right of use assets and lease liabilities.

As of September 30, 2019, the lease liabilities associated with future payments due under the leases are as follows:

Total present value of future lease payments	$390,260

Principal payments made as of the quarter
ended September 30, 2019	(94,064)

Total right of use lease liabilities as of September 30, 2019	$296,196

The following is a schedule of future minimum lease payments under the right of use lease agreements together with the present value of the net minimum lease payments as of September 30, 2019:

Total future minimum lease payments	$317,251

Less present value discount	21,055

Total right of use lease liabilities as of September 30, 2019	296,196

Less current portion due within one year	124,311

Long-term right of use liabilities	$171,885

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total maturities of lease liabilities as of September 30, 2019 are as follows:

	Total future
	minimum lease	Present value	Right of use
	payments	discount	lease liabilities
2020	$136,858	$12,547	$124,311
2021	$106,330	$6,839	$99,491
2022	74,063	1,669	72,394
	$317,251	$21,055	$296,196

12.	COMMON STOCK

During the nine month period ended September 30, 2019, the Company issued 700,000 shares of its common stock as follows:

On March 21, 2019, the Company issued 200,000 shares of its common stock to its Securities Exchange Commission counsel, who elected to take common stock in the Company as partial payment of its legal fees. The total value shares were valued at $0.08 per share on the total value of $16,000.

Additionally, on March 29, 2019, the Company issued 500,000 shares of its common stock to an existing shareholder and warrant holder, who elected to exercise his warrants to purchase 500,000 shares of the Company's common stock for $15,000. The warrants were issued during May of 2017 for $0.03 per share.

During the nine month period ended September 30, 2018, the Company issued 2,000,000 shares of common stock for a legal settlement. The shares were issued at a value of $0.12 per share or for a total value of $240,000. In addition, the Company issued 1,597,971 shares for the conversion of a promissory note of $50,000 and accrued interest of $1,231. The stock was issued at a value of $0.03 per share. The Company relied on Section 4(a)(2) of the Securities Act of 1933, as amended, as the exemption from registration under the Act.

13.	LEGAL PROCEEDINGS

The Company previously reported that the litigation between Rotech Healthcare, Inc. and Pharmacy Value Management Solutions, Inc. settled. The Company rejected the draft settlement terms and continues to aggressively defend this litigation.

Except as disclosed above and in Item 1, all of the legal proceedings for the nine-month period ended September 30, 2019, are disclosed in our annual report on Form10-K for the year ended December 31, 2018, filed on May 24, 2019.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through November 13, 2019, the date these financial statements were available to be issued. During its evaluation, the following subsequent events were identified:

Issuance of debt and warrants

Subsequent to the balance sheet date, the Company has issued $139,000 of convertible-promissory notes. All of the debt matures in 2020 and has a stated interest rate of 12% and is unsecured. Concurrent with the issuance of debt, the Company has issued 4,128,000 warrants at an average exercise price of $0.15 At the time of issuance, all warrants had a three or five year term.

Stock issued for services

 The Company issued 4,300,000 shares of restricted common stock to the investment banker, D. H. Blair Investment Banking Corp. The services were valued at $473,000 or $0.11 per share.

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

PVMS constructed its model based upon the foregoing principles. The SMS Program includes all processes attended in sleep apnea screening, testing, treatment, monitoring and overall management of commercial drivers’ as well as their employers’ needs. We have successfully established relationships with national health care clinic providers, all with certified medical examiner (“CME”) status. These clinics total almost 1,000 throughout the U.S. We also have both formal and informal relationships with employers; municipalities; a significant veteran’s group; union and non-union driving organizations; suppliers of home sleep testing equipment and a variety of OSA treatment devices; and, a national network of telemedicine sleep specialists covering all 50 states. We have an internal medical team for governance and protocol purposes and a customer service department that interfaces directly with our drivers. We also have a marketing team that regularly interfaces with our existing accounts and markets our services to potential new accounts. Our services are performed utilizing a best medical practices model and an efficient, cost-effective delivery system. We obtain the required equipment on a per order basis from a durable medical equipment distributor.

ADVANZEON SOLUTIONS, INC.

Revenue is recognized when billed, which is approximately when the testing service is performed, or CPAP machine is shipped.

During the nine-month period ending September 30, 2019, we continued to work with Concentra Health Services, Inc. toward the implementation of the program whereby the Company will serve as one of three of Concentra’s preferred national sleep apnea services providers. Concentra did not roll out this service until the middle of October. At the time of the roll out we were informed by Concentra that they anticipated the roll out would start slow and progressively build as their centers get used to the new process. As a result, our revenue for the period was not what we had expected. During the period the Company did see revenues coming from other third-party payor accounts that had been established in prior periods. These accounts include unions, municipalities, school districts and small to mid-size corporations-all authorizing the Company to bill them directly for providing our sleep apnea services to their members/employees. Subsequent to the period we announced the establishment of a relationship with All Aboard America, a part of All Aboard America Holdings, Inc., the fourth largest motor coach operator in North America. The Company will screen, test and treat all of its drivers and employees for sleep apnea via our SMS program. We expect to see an increase in our revenues during the fourth quarter as a result of our existing relationships and other potential accounts we are currently working to establish.

Three month periods ended September 30, 2019 and 2018

Sources of Revenue

A quantitative summary of our revenues by source category for the three month periods ended September 30, 2019 and 2018:

	2019	2018	Change

OSA- related	$68,173	$99,083	$(30,910)

Results of Operations

OSA services decreased to $68,173 in 2019 from $99,083 in 2018. The decrease was primarily the result of the timing of the Concentra launch. Earlier in the year, May 14, 2019, we reached an agreement with Concentra whereby Concentra engaged the Company, and the Company accepted the engagement, to serve as Concentra’s preferred national sleep apnea services provider. The launch by Concentra of this program, which included notifying all of the Concentra clinics of same, was delayed so that same launched much later than anticipated. Pending the launch, we were asked by Concentra, albeit informally, to cease activities in terms of having our regional representative’s visit the various Concentra clinics promoting our sleep apnea services to said clinics. We honored that request, and in so honoring the request, our sales were diminished. The launch occurred in mid-October and we were informed by Concentra that they anticipated the roll out would start slowly and progressively build as their centers get used to the new process. Nonetheless, as a result of the Concentra launch and the Pinnacle agreement, as described below, we expect to see an increase in revenue during the fourth quarter of 2019.

Cost of revenues decreased from $46,028 in 2018 to $2,394 in 2019 due to a decrease in sales and a settlement agreement from a previous supplier reducing the cost of sales by $34,400.

ADVANZEON SOLUTIONS, INC.

General and administrative expense

General and administrative expense in total for the three month periods ended September 30, 2019 and 2018 was as follows:

2019	$428,077
2018	409,419
Change	$18,658
Percentage Change	4.56%

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses for the three month periods ended September 30, 2019 and 2018 is as follows:

	2019	2018	Change	Percent Change

Parent	$118,096	$130,218	$(12,122)	-9.31%
PVMS	309,981	279,201	30,780	11.02%

Total	$428,077	$409,419	$18,658	4.56%

Parent Company Level

	2019	2018	Change	Percent Change

Professional fees	$34,329	$49,735	$(15,406)	-30.98%
Travel expense	—	1,500	(1,500)	-100.00%
Board of Directors fees	37,500	37,500	—	0.00%
Rent expense	25,255	25,129	126	0.50%
Other	21,012	16,354	4,658	28.48%

Total G & A	$118,096	$130,218	$(12,122)	-9.31%

Explanations of variations by line item follow:

Travel expense decreased by $1,500 due to main operations moving to the subsidiary level.

Professional fees decreased by $15,406. The decrease is a result of a $18,000 decrease in legal fees in the three month period ended September 30, 2019 compared to the three month period ended September 30, 2018.

Rent expense has stayed relatively the same.

Other general and administrative expense increased by $4,658. This increase was due to a new D&O Insurance expense of $16,000 while storage, travel, and marketing decreased by $9,000. Other miscellaneous items decreased by $2,300.

ADVANZEON SOLUTIONS, INC.

PVMS Subsidiary Level

	2019	2018	Change	Percent Change

Payroll related	$129,457	$141,516	$(12,059)	-8.52%
Travel and related expense	60,048	61,003	(955)	-1.57%
Professional fees	53,454	21,550	31,904	148.05%
Marketing costs	16,511	14,066	2,445	17.38%
Automobile expense	6,733	5,015	1,718	34.26%
Office supplies	13,191	13,481	(290)	-2.15%
Rent expense	12,941	7,400	5,541	74.88%
Other	17,646	15,170	2,476	16.32%

Total G & A	$309,981	$279,201	$30,780	11.02%

Explanations of variations by line item follow:

Payroll related expenses decreased $12,059. The Company no longer used 4 subcontractors in the three months ended September 30, 2019 that were used in the comparable period in 2018.

Travel expense stayed relatively the same.

Professional Fees increased $31,904. This increase is due to the new consulting services expense in the total of $31,500. In January 2019, we hired a law firm to begin litigation against our former accountants.

Marketing costs increased by $2,445 due to the increased visits to potential clinics in building up new clientele. In August 2019, we hired a new advertising firm.

Office supplies stayed relatively the same.

Rent expense increased by $5,541. The California office lease began mid-way through the three months period ended June 30, 2018. As of May 2019, the California office lease was renewed for a new monthly rate of $4,000. We pay the California lease payments on a residential unit that we use as an office for our account managers, sales and marketing staff. The unit is also used as a temporary residence for one of our national account managers while developing the West Coast market.

Other general and administrative expense stayed relatively the same.

Interest expense

Interest expense in total for the three month periods ended September 30, 2019 and 2018 was as follows:

2019	$383,798
2018	307,922
Change	$75,876
Percentage Change	24.64%

ADVANZEON SOLUTIONS, INC.

A breakdown of the interest expense for the three month periods ended September 30, 2019 and 2018 is as follows:

	2019	2018	Change

Parent	$172,720	$163,092	$9,628
PVMS	211,078	144,830	66,248

Total	$383,798	$307,922	$75,876

Nine-month periods ended September 30, 2019 and 2018

Sources of Revenue

A quantitative summary of our revenues by source category for the nine month periods ended September 30, 2019 and 2018:

	2019	2018	Change

OSA- related	$226,549	$449,650	$(223,101)

Results of Operations

OSA services decreased to $226,549 in 2019 from $449,650 in 2018. The decrease was primarily the result of the timing of the Concentra launch. Earlier in the year, May 14, 2019, we reached an agreement with Concentra whereby Concentra engaged the Company, and the Company accepted the engagement, to serve as Concentra’s preferred national sleep apnea services provider. The launch by Concentra of this program, which included notifying all of the Concentra clinics of same, was delayed so that same launched much later than anticipated. Pending the launch, we were asked by Concentra, albeit informally, to cease activities in terms of having our regional representative’s visit the various Concentra clinics our sleep apnea services to said clinics. We honored that request, and in so honoring the request, our sales were diminished. The launch occurred in mid-October and we were informed by Concentra that they anticipated the roll out would start slowly and progressively build as their centers get used to the new process. Nonetheless, as a result of the Concentra launch and the Pinnacle agreement, as described below, we expect to see an increase in revenue during the fourth quarter of 2019.

Cost of revenues decreased to $110,211 in 2019 from $280,372 in 2018 due to a decrease in sales and a settlement agreement from a previous supplier reducing the cost of sales by $34,400.

General and administrative expense

General and administrative expense in total for the nine-month periods ended September 30, 2019 and 2018 was as follows:

2019	$1,269,920
2018	1,396,478
Change	$(126,558)
Percentage Change	-9.06%

ADVANZEON SOLUTIONS, INC.

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses as September 30, 2019 and 2018 is as follows:

				Percent
	2019	2018	Change	Change

Parent	$470,917	$484,377	$(13,460)	-2.78%
PVMS	799,003	912,101	(113,098)	-12.40%

Total	$1,269,920	$1,396,478	$(126,558)	-9.06%

Parent Company Level

				Percent
	2019	2018	Change	Change

Professional fees	$245,594	$213,766	$31,828	14.89%
Travel expense	3,815	25,367	(21,552)	-84.96%
Board of Directors fees	112,500	112,500	—	0.00%
Office supplies	336	3,370	(3,034)	-90.03%
Rent expense	76,532	74,736	1,796	2.40%
Other	32,140	54,638	(22,498)	-41.18%

Total general and administrative	$470,917	$484,377	$(13,460)	-2.78%

Explanations of variations by line item follow:

Professional fees increased by $31,828. The increase is a result of a $53,000 increase in accounting fees, a $56,000 increase in audit fees, a $200 increase in other professional fees, and a $77,000 decrease in legal fees in the nine-month period ended September 30, 2019 compared to the nine-month period ended September 30, 2018.

Travel expense decreased by $21,552 due to main operations moving to the subsidiary level.

Rent expense remained relatively the same.

Other general and administrative expense decreased by $22,498.

Office supplies decreased by approximately $3,004 due to the operations moving to the subsidiary level.

Taxes decreased by approximately $17,000 due to a change in par value.

Advertising and promotion expense decreased by $8,000 due to marketing efforts moving to the subsidiary level.

 ADVANZEON SOLUTIONS, INC.

PVMS Subsidiary Level

				Percent
	2019	2018	Change	Change

Payroll related	$341,769	$408,172	$(66,403)	-16.27%
Travel and related expense	151,372	200,446	(49,074)	-24.48%
Professional fees	135,201	83,206	51,995	62.49%
Marketing costs	33,740	42,296	(8,556)	-20.23%
Dues and subscriptions	841	38,557	(37,716)	-97.82%
Office supplies	30,768	41,824	(11,056)	-26.43%
Rent expense	35,942	11,100	24,842	223.80%
Other	69,370	86,500	(17,130)	-19.80%

Total general and administrative	$799,003	$912,101	$(113,098)	-12.40%

Explanations of variations by line item follow:

Payroll related expenses decreased $66,403. The Company no longer used 3 subcontractors in the nine-month period ended September 30, 2019 that were used in the comparable period in 2018. There is an increase of $7,000 due to one of the employees receiving a raise in the nine-month period ended September 30, 2019.

Travel expense was $49,074 lower due to the sales force having cutback on traveling to trade shows and visiting existing and potential clinics. The sales force and supporting forces were most active in 2017 in building up new clientele while in 2018 expanding the services offered to current clientele from local to national.

Professional Fees increased $51,995. In January 2018, we hired an outside accountant for PVMS, whom we pay $7,000 per month. For the period January through March 2018 the fee was prorated to $11,000. There were also 2 consultants hired and paid $34,000 to improve social media and miscellaneous in the nine-month period ended September 30, 2018 that were not used in 2019. Legal expense increased by $23,000 due to litigation against our former accountants and former supplier.

Marketing costs decreased by $8,556 due to the sales force having cutback on traveling to trade shows and visiting existing and potential clinics. The sales force and supporting forces were most active in 2017 in building up new clientele while in 2018 expanding the services offered to current clientele from local to national.

Dues and Subscriptions comprised, in part, an annual payment to a national organization of $25,000 during the nine-month period of 2018 that is no longer used in the comparable period of 2019.

Office supplies decreased by $11,056 due to the expense of setting up the California location in 2018.

Rent expense increased $24,842 due to having a California office lease beginning in June of 2018.

Other general and administrative expense decreased by $17,130. This was mainly due to $11,500 in provider fees in 2018 that the Company is no longer using in 2019. In the nine months ended September 30, 2018, the Company had bad debt expense due to cleaning up it's receivables. During 2019, there has been very little bad debt.

ADVANZEON SOLUTIONS, INC.

Interest expense

Interest expense in total for the nine month periods ended September 30, 2019 and 2018 was as follows:

2019	$1,052,991
2018	1,148,795
Change	$(95,804)
Percentage Change	-8.34%

A breakdown of the interest expense for the nine month periods ended September 30, 2019 and 2018 is as follows:

	2019	2018	Change

Parent	$498,905	$780,936	$(282,031)
PVMS	554,086	367,859	186,227

Total	$1,052,991	$1,148,795	$(95,804)

ADVANZEON SOLUTIONS, INC.

Financial Condition

Liquidity and Capital Resources

During the nine month period ended September 30, 2019, we funded our operations from revenues and $2,100,250 in private borrowings. During the nine month period ended September 30, 2018, we funded our operations from revenues and $1,079,223 in private borrowings. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

Short Term: We funded our operations with revenues from sales and private borrowings.

During the period in September 2019, we hired a person to serve as our national director of sales and marketing. On September 17, 2019, we entered into an agreement with D.H. Blair Investment Banking Corp. (“D.H. Blair”), whereby D.H. Blair will act as a financial and business advisor to the Company. Included in D.H. Blair’s undertaking is assisting the Company in conducting a series of transactions designed to position the Company to list its shares of common stock on The Nasdaq Stock Market. We will attempt to institute a series of corporate actions that will result in a recapitalization of our capital structure. Among the transactions being contemplated are attempting to reduce our stockholder deficiency by among other actions being able to convert a large portion of the accumulated debt to equity and raising more equity through the sale of our securities. As we are able to generate more revenue from operations, which we expect to do in the forthcoming periods, the deficiency should be reduced as well. Additionally, we may seek to institute a reverse common stock split. We can offer no assurances that any of these contemplated steps can be accomplished to the extent necessary to meet the eligibility requirements for listing.

Subsequent Events

In October, we announced that we had entered into an exclusive contract with Pinnacle National, a leading third party administrator serving union employees. Under the agreement, we will be positioned to screen, test and treat as needed, all Pinnacle National members electing to utilize this service at no cost to the members. All costs will be borne by Pinnacle National. This program will roll out in four segments, the first of which will impact in excess of 150,000 members. The number of members within each subsequent segment will increase. The term of the agreement is three years. We expect the first segment to begin immediately. On May 14, 2019, we entered into an agreement with Concentra Health Services, Inc., which agreement provided, in pertinent part, that Concentra engaged the Company, and the Company accepted such engagement, to serve as “ Concentra’s preferred national sleep apnea Services provider ” That program was launched by Concentra on October 16, 2019, pursuant to which Concentra notified all of its clinic facilities that the Company, along with two other providers have been designated as Concentra’s preferred providers with respect to sleep apnea services. At the time of the roll out we were informed by Concentra that they anticipated the roll out would start slowly and progressively build as their centers get used to the new process. We received an immediate response in that we started receiving referrals from Concentra clinics with which we had previously not received referrals. Although there can be no assurances, the Company would anticipate a substantial increase in its referrals from the Concentra clinics, nationwide. The Company also reached a verbal agreement with Sleep Cycle, a Swedish-based App company that markets an App that it has denominated as the “smart alarm clock.” Sleep Cycle’s App is reportedly the largest selling App, worldwide, with over 35 million downloads and in excess of 25 million active users. Through this App, Sleep Cycle collects significant data from its users such that it is probable that when analyzing the data, with the expertise we possess in the sleep apnea field, potential sufferers of sleep apnea can be readily identified. The Company’s agreement with Sleep Cycle is to initially test ours and Sleep Cycle’s theory of being able to identify sufferers of sleep apnea from Sleep Cycle’s existing data, and assuming the theory proves out, the Company and Sleep Cycle will jointly market our testing and treatment capabilities to select groups of Sleep Cycle’s App users. The initial market will be the United States. Existing plans call for the program to launch within the fourth quarter of 2019. Both Sleep Cycle and the Company are optimistic that the theory will prove out, thus providing the platform for the next marketing phase of this project.

Subsequent to the close of the period ended September 30, 2019 we issued a total of 4,128,000 common stock purchase warrants. we also issued 4,300,000 shares of our restricted common stock to our investment banker, D. H. Blair Investment Banking Corp., as consideration for advisory services and as provided in our Financial and Business Advisory Agreement dated September 17, 2019. The services were valued at $473,000. Additionally, we issued a total of $139,000 in convertible promissory notes.

ADVANZEON SOLUTIONS, INC.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our CFO concluded that, as of September 30, 2019, our internal controls over financial reporting were not optimally effective in the specific areas described in the paragraphs below.

As of September 30, 2019, our CFO identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•	Policies and Procedures for the Financial Close and Reporting Process – During the period of this report, the Company’s policies or procedures did not clearly define the roles in the financial reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having clear policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

ADVANZEON SOLUTIONS, INC.

•	Representative with Financial Expertise – For nine month period ended September 30, 2019, the Company did not continuously have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. Failure to have, continuously, an employee with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

As a result of our retaining the services of an Outside Accountant in January 2018 and appointing an internal Company employee to interface with the Outside Accountant, we have instituted the following policies and procedures designed to address the material weaknesses cited above.

•	All billing invoices prepared by the billing department are sent to the Outside Accountant for review and approval before sending out to the customer.
•	Copies of all incoming payable invoices are sent to the Outside Accountant for review, approval and data entry into the accounting system. That way Corporate Office has the originals and the outside accountants have duplicate copies. Accounts Payable Aging Report is sent once a week from the Outside Accountants to the Corporate office. The Corporate office, along with Outside Accountants, decide on which bills to pay weekly. Electronic payments have a duel control approval system (one person is initiating the payment and another person is approving the payment). We also appointed the principle from our Outside Accountants to be our Chief Accounting Officer.
•	Paperwork on all customer invoices, credit card payments and check payments received at Corporate are copied and forwarded to Outside Accountants. Customer invoices are recorded daily. Customer payments received are recorded daily. Customer payments are reconciled with the bank on a daily basis. Aged Accounts Receivable Reports are sent to Corporate by the Outside Accountants with suggestions on a regular basis.
•	All bank accounts are reconciled monthly.
•	Financial Statements are prepared and reviewed monthly.

The Company plans to further augment its addressing of material weaknesses, on an as-needed basis, by hiring additional accounting personnel once its initial corrective steps have been fully implemented, tested and found to be effective.

ADVANZEON SOLUTIONS, INC.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

With the exception of the matter set forth below, all of the legal proceedings for the nine-month period ended September 30, 2019, are disclosed in our annual report on Form 10-K for the year ended December 31, 2018, filed on May 24, 2019.

The Company previously reported that the litigation between Rotech Healthcare, Inc. and Pharmacy Value Management Solutions, Inc. settled. The Company rejected the draft settlement terms and continues to aggressively defend this litigation.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the matter set forth below, the sale of unregistered securities for the nine month period ended September 30, 2019 were disclosed in our annual report on Form 10-K for the year ended December 31, 2018, filed on May 24, 2019.

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

On July 1, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

ADVANZEON SOLUTIONS, INC.

On July 1, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 1, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 2, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

ADVANZEON SOLUTIONS, INC.

On July 2, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 2, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 2, 2019, we issued a convertible promissory note in the principle amount of $125,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 2, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

ADVANZEON SOLUTIONS, INC.

On July 3, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 3, 2019, we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 5, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

ADVANZEON SOLUTIONS, INC.

On July 5, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 8, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 10, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

ADVANZEON SOLUTIONS, INC.

On July 10, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 11, 2019, we issued a convertible promissory note in the principle amount of $30,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 11, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 12, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

ADVANZEON SOLUTIONS, INC.

On July 17, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On July 19, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On August 24, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

ADVANZEON SOLUTIONS, INC.

On August 24, 2019, we issued a convertible promissory note in the principle amount of $200,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

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

On July 1, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 1, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 1, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 1, 2019, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 6, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 11, 2019, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 25, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

ADVANZEON SOLUTIONS, INC.

On August 19, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On August 31, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On September 25, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On September 30, 2019, we issued 136,905 warrants to our Chief Executive Officer in lieu of 2019 third quarter salary. The warrants have a term of five years and an exercise price of $0.42 per warrant.

On September 30, 2019, we issued 62,500 warrants to our consultant in lieu of 2019 third quarter salary. The warrants have a term of five years and an exercise price of $0.42 per warrant.

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

Advanzeon Solutions, Inc.
Registrant

Date: November 13, 2019	By:	/s/ Clark A. Marcus
Clark A. Marcus, Chief Executive Officer

Date: November 13, 2019	By:	/s/ Arnold B. Finestone
Arnold B. Finestone President and Chief Financial Officer

