Form 10-K
period 2019-12-31
Advanzeon Solutions, Inc.
filed 2020-04-09
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant under Section 13 or 15(d) of the Securities Act of 1934.

For the year ended December 31, 2019

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,735,287. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of the registrant’s common stock outstanding on April 9, 2020 was 71,661,656.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

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

OBSTRUCTIVE SLEEP APENA

In 2014, the Department of Transportation (“DOT”) overhauled its system such that regulations now require commercial drivers, that is drivers with a commercial driver’s license (‘CDL”) must be specifically examined with respect to whether or not they have a respiratory dysfunction which is defined to include Obstructive Sleep Apnea (“OSA”). OSA is a breathing disorder that causes the airway in a person’s throat to close during sleep for ten seconds or more. This loss of breathing function can occur as many as 400 times during the night, and those who have the disorder wake up multiple times, which can lead to exhaustion during the day. Although OSA is diagnosed across a wide demographic, there are certain factors that increase the risk of a person developing this disorder:

·	Obesity
·	Smoking and drinking alcohol
·	Family history
·	Small airway
·	Recessed chin, large overbite
·	Ethnicity

The troubling aspect of OSA as it relates to CDL drivers is that it causes intense fatigue often causing a driver to struggle with focusing and remaining alert while driving. Sleep apnea is one of the major contributing factors in truck accidents.

SOURCES OF REVENUE

For the years ended December 31, 2019 and 2018, all of our revenue was earned from our sleep apnea business.

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

Revenue is recognized when billed, which is approximately when the testing service is performed or CPAP machine is shipped. For the fiscal year ended December 31, 2019, two contractual relationships accounted for ten percent or more of our total revenues; the U.S. Healthworks account generated $132,518 in revenue representing 44% of our total revenue and Concentra accounted for $113,223 in revenue representing 38% of the total revenue. During the year U.S. Healthworks merged into Concentra. With these accounts the patients are invoiced individually and make their own payments but are referred through Concentra and US Healthworks.

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

Our Home Sleep Test (HST) Process:

After a driver has been diagnosed as at risk for OSA, the next step is for the driver to be evaluated with a Home Sleep Test ("HST”). The HST is a testing device used overnight by the driver. The device takes readings of the sleep interruptions, oxygen levels and other related data. SMS contacts the driver and coordinates where to send the Home Seep Test. The driver is advised what will come in the box and when the box will arrive. SMS then ships the test along with a return shipping box. When the test is completed, the driver places the device in the return box. The driver then calls USPS for a free pickup or drops off the box at a USPS location. The test is then returned to SMS where the test is downloaded, results evaluated by a certified sleep specialist, and a report generated. We coordinate with our supplier and provide the HST and related services to the driver for a fee.

CPAP Therapy:

Once the HST Is returned and results evaluated, the driver falls into one of two categories. If sleep apnea is ruled out, the driver and all relevant stakeholders are provided with a “Certificate of Compliance” which is used by the certified medical examiner (CME) to certify the driver’s medical card. If sleep apnea is confirmed, the driver and all relevant stakeholders are advised, and a medically correct and regulatory compliant treatment plan is recommended. This plan is most often Continuous Positive Air Pressure ("CPAP”) therapy. SMS will provide the driver with an auto-regulating CPAP machine and deliver same to the driver’s home, office, or wherever he/she prefers to receive it. The driver is instructed on how to use the CPAP machine and preferences for mask type, fitting size, etc. are customized for the driver. SMS employs staff who is skilled at walking a driver through the process. SMS also utilizes a “hotline” that a driver may call with any questions.

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

SleepMaster Solutions™

- The Home Sleep Test is ordered and sent to address provided. The customer completes the test and then returns the test equipment in prepaid UPS package.

Customer Intake
Device Delivery
Customers receive thorough instructions with Home Sleep Test device.
Study Conducted
24/7 helpline for device use is available
Customer Feedback
Customer completes questionnaire.
Return Device
Study Interpreted By Qualified Technicians
Coordinate CPAP Setup and Follow-Up Care

The Master Distributor Agreement:

During 2019, the Company entered into a supplemental agreement (the “Agreement”) with its durable medical equipment supplier (“Supplier”). The purpose of the Agreement was to provide the Company with increased back-office support in anticipation of growing business volume occurring in the latter part of 2019 and continuing into 2020. The Company’s primary concerns were that it would need (i) additional customer services reps and telephone sales personnel; (ii) additional support equipment for such expansion; (iii) additional space to house such SMS Personnel; and, (iv) an increased supply of home sleep testing and treatment equipment.

The Company’s Agreement with its Supplier provides, in material part, that Supplier would serve as the Company’s master distributor for purposes of obtaining and distributing testing and treatment equipment necessary to service the Company’s patients. In exchange for this appointment, the Supplier agreed to provide the Company, at no cost to the Company (i) sufficient dedicated space at the Supplier’s facility (“SMS Utah Facility) to accommodate at least fifteen (15) customer service and sales personnel; (ii) hire and train fifteen (15) customer service and sales personnel; and, (iii) at the Company’s request, hire and train an additional five (5) customer service and sales personnel to work offsite for the Company (collectively, “SMS Personnel”). The SMS Personnel were to be exclusively dedicated to servicing the Company’s sales and customer service needs. Compensation for all SMS Personnel at the SMS Utah Facility was the sole responsibility of Supplier.

Additionally, Supplier agreed that it would be responsible for providing SMS Personnel with appropriate local hardware, telephone system, telephones and computers. The Supplier also agreed that if additional SMS Personnel were needed, as determined in the Company’s sole discretion, the Supplier would pay 45% of the compensation costs of such additional personnel.

As compensation for the Supplier performing its contractual obligations, the Company granted the Supplier a three-year warrant to purchase one-million (1,000,000) shares of the Company’s common stock at an exercise price of $0.11 per share (the “Warrant”). The Warrant vests in equal quarterly amounts over a period of time commencing June 2019 through March 2020, provided that vesting is conditioned upon the Agreement being in full force and effect and not the subject of litigation, mediation or arbitration at the time of each vesting. The term of the Company’s Agreement with Supplier is five years, ending in June 2024 and includes a fifteen-day termination clause, with or without cause.

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

MARKETING AND SALES

Our marketing and sales efforts are led by our management. In addition, we utilized independent sales agents for direct sales to commercial, CHIP health plans, health care providers as well as self-insured companies and unions. We enter into written agreements with these sales agents whereby we pay a base amount of compensation plus a commission amount. In September,2019, we hired a national manager of sales and marketing. In December 2019, we hired a chief marketing officer. We currently have five such agents. Our customer service operations and telemarketing efforts are handles by independent contractors. We pay these contractors a set amount of compensation. We currently have seven such contractors.

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

ADMINISTRATION AND EMPLOYEES

Our executive and administrative offices are located in Tampa, Florida, where we maintain operations, business development, accounting, reporting and information systems, and provider and customer service functions. As of December 31, 2019, we employed two people and contracted for ten others.

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

We also have a class of convertible preferred stock, Series D, for which 7,000 shares are authorized and 250 shares have been issued. On August 26, 2019, the Board of Directors changed the vesting date of the Series D from January 4, 2022, to August 27, 2019. Each share is convertible into 100,000 shares of common stock. Prior to conversion, each Series D convertible preferred share is entitled to all voting, dividend, liquidation and other rights accorded a share of Series D convertible preferred stock. If a dividend is declared on the common stock, each share of Series D stock is entitled to receive a dividend equal to 50% of the dividend declared for the common stock as if the Series D stock had been converted. Despite their nonvested status, voting rights of each share nevertheless consist of the right to cast the number of votes equal to those of 500,000 shares of common stock. Unless otherwise required by applicable law, holders of shares of Series D have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders. The holders by virtue of their superior voting rights may be deemed to operate as an anti-takeover device.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We leased our Tampa corporate office and paid annual rent of $97,850 in 2019. The term of the lease is on a month to month basis. We currently lease approximately 3,133 square feet and pay approximately $8,229 per month. We consider the condition of our leased property to be average and adequate for our current needs. In our Tampa office, we maintain clinical operations, business development, accounting, financial and regulatory reporting and other management information symptoms information systems, and provider and member service functions. During 2019, the Company renegotiated the Tampa office lease and verbally agreed to a three-year extension of the lease with no increase in payments.

We leased our Huntington Beach office and paid annual rent of $46,800 in 2019. The term of the lease is for 1 year beginning April 18, 2018 and ending April 30, 2019 at a monthly rent of $3,700 per month. The lease has been extended on a month to month basis. We currently pay a monthly rent of $4,000. We consider the condition of our leased property to be average and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Advanzeon is a party to litigation in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Case No. 12-CA-2570, arising from an alleged breach of a Term Sheet. On March 8, 2017 the Court determined that Advanzeon breached the Term Sheet and entered a Final Judgment in the amount of $866,052 bearing interest at the statutory rate. In February 2018, a final judgment awarding attorney’s in the amount of $167,960 was entered in favor of the Plaintiff, Katzman. In June 2018, as part of the execution of judgment process, in a motion for proceedings supplementary, pursuant to agreement of the parties the court entered an order appointing  a special master to review the financial condition of Advanzeon to determine if the foregoing judgment could be paid and if so from what assets. Advanzeon has objected to paying the Final Judgment amount and the Parties have been ordered to Mediation to take place in 2020.

The Company has filed a claim for money it maintains is owed by Universal Health Care Insurance Company. In re: The Receivership of Universal Health Care Insurance Company. Case number 2013-CA-00358 and Case number 2013-CA-00375 in the Second Judicial Circuit Court, Leon County, FL. The objection to the claim by the receivership was heard April 4, 2018 and on May 15, 2018 the court entered an Order awarding Company $139,344 and $130,406, representing a portion of monies claimed by the Company owed it by Universal. The Company agrees it is owed the $269,750.10 and filed for a rehearing as to that portion of the Order specific to the additional monies owed to it. The rehearing was denied. On July 20, 2018 Company filed an appeal with the First District Court of Appeals with respect the denial by the court.  The Company filed the appeal from the court denial of the additional monies owed to the Company by Universal Health Care Insurance Company. The additional monies the Company believes are owed to it are in excess of $900,000, but less than $1,000,000.

In Michael Ross et. al v. Advanzeon Solutions, Inc., Plaintiff is suing the Company for money it claims is owed pursuant to a promissory note. Plaintiff has not proceeded with any action and maybe subject to a motion to dismiss for failure to prosecute. If any further action is taken by the Plaintiff the Company will file a motion for summary judgment. Case Number 16-CA-005737, Thirteenth Judicial Circuit Court Hillsborough County, FL. Filed April 7, 2015. This is the third attempt by the Plaintiff on the same note. The prior two actions were dismissed. The Company will continue to vigorously defend its position.

In Advanzeon Solutions, Inc. v. Mayer Hoffman et. al., Case Number 16-CA-005737 Filed June 17, 2016 Thirteenth Judicial Circuit Court Hillsborough County, FL., the Company sued Defendants for damages for breach of audit services contract. The Judge ruled in favor of Defendants motion for summary judgment, but no judgment was entered. The Company will file for a rehearing of the summary judgment and or an appeal in the event the Court enters a judgment in favor of Defendants.

In a matter entitled Pharmacy Value Management Solutions, Inc. vs. Young & Son Tax and Accounting, LLC, Charles Young Sr., Charles Young Jr. and Jay Jacques, the Company sued for breach of accounting service contract, mandatory injunction, return of documents and conversion of accounting funds held in the accountants’ trust account. The case is in the initial discovery stage. Case Number 18-CA-000960 Thirteenth Judicial Circuit, Hillsborough County, FL. Filed March 31, 2018. The Company will aggressively pursue recovery of monies owed to it.

In a matter entitled Advanzeon Solutions, Inc. v. Cook Children’s Health Plan and Intervenors Cook Children’s medical center and Cook Children Physician Network, file 4/20/18 Company filed an action contesting the validity of a final foreign judgment (Texas) which judgment was filed in the records of Hillsborough County. The Company has objected to collection activities in Hillsborough County on the judgment based upon the Texas action filed by the Company contesting the judgment.

In a matter entitled Pharmacy Value Management Solutions, Inc., d/b/a SleepMaster Solutions™ vs. Kristi Staite filed 5/7/2018 Thirteenth Judicial Circuit, PVMS brought suit against Staite for damages based upon fraud in the non performance of services Ms. Staite owed to Company in reference to obtaining insurance qualification. The case is in the beginning stages of response and discovery. The Company will aggressively pursue recovery of the monies paid to Ms. Staite for services not rendered.

In a matter entitled Rotech Healthcare, Inc. vs. Pharmacy Value Management Solutions, Inc. case no. 18-CA – 4218 Thirteenth Judicial Circuit Court – Tampa, the Plaintiff is suing the Company for breach of contract and open account for money owed in the amount of $160,355 for services and supplies. Company disputes the charges were permitted under the contract and disputes the claimed amounts. Previously, the Company incorrectly reported that the matter had been settled. In fact, the Company did not execute the draft settlement agreement and the matter remains in litigation. The Company is aggressively defending against the claims asserted by Plaintiff.

In the matter Oceans Healthcare, LLC, et al, v. Comprehensive Behavior Care, Inc., et al, 19th JDC No. 59633, Div. D, the Company is aware of a claim Oceans Healthcare seeks to assert against the Company arising from services rendered by a former subsidiary. Plaintiff is attempting to serve the Company and the Company disputes service. The amount at issue is unknown at this time. In the event the Company is served at a later date, it will aggressively defend against this claim.

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

The below quotations, as determined through a query of Bloomberg LLP, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low

Year ended December 31, 2019
4th quarter, ended December 31, 2019	$0.40	$0.37
3rd quarter, ended September 30, 2019	$0.42	$0.41
2nd quarter, ended June 30, 2019	$0.29	$0.26
1st quarter, ended March 31, 2019	$0.08	$0.08

(b)	Holders – As of April 9, 2020, we had 412 holders of record of our common stock.
(c)	Dividends - We did not pay any cash dividends on our common stock during the year ended December 31, 2019 and do not contemplate the initiation of payment of any cash dividends in the foreseeable future. In the event that we do pay dividends, the holders of record of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are entitled to receive such dividends in preference to the holders of our common stock, when and if declared by our Board of Directors. If declared, holders of our Series C Convertible Preferred Stock will receive dividends in an amount equal to the amount that would have been payable had the Series C Convertible Preferred Stock been converted into shares of our common stock immediately prior to the declaration of such dividend. Holders of our Series D Convertible Preferred Stock will receive dividends in an amount equal to 50% of the amount that would have been payable had the Series D Convertible Preferred Stock been converted into shares of our common stock. No dividends shall be authorized, declared, paid or set apart for payment on any class or series of our stock ranking, as to dividends, on a parity with or junior to the Series C Convertible Preferred Stock for any period unless full cumulative dividends have been, or contemporaneously are authorized, declared, paid or set apart in trust for such payment on the Series C Convertible Preferred Stock. In addition, as long as a majority of the 10,434 shares of our Series C Convertible Preferred Stock are outstanding, we cannot declare or pay any dividend or other distribution with respect to any equity securities without the affirmative vote of holders of at least 50% of the outstanding shares of Series C Convertible Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

With the exception of the transactions set forth below, the sale of unregistered securities for the year ended December 31, 2019 were disclosed in our Annual Report on the December 31, 2018 Form 10-K filed on May 24, 2019.

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

On August 19, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

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

On October 02, 2019, we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On October 11, 2019, we issued a convertible promissory note in the principle amount of $14,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 28,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On October 16, 2019, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

 On December 11, 2019, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

All of the convertible promissory notes listed above were issued to accredited investors, as that term is defined under the Section 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. The warrants issued in connection with the promissory notes all have a cashless exercise feature.

We issued common stock purchase warrants separate from the warrants issued in connection with the issuance of the above-mentioned convertible promissory notes during the year ended December 31, 2019. With the exceptions of the transactions set forth below all of issuances of our warrants were disclosed in our Annual Report on the December 31, 2018 Form 10-K filed on May 24, 2019.

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

On October 03, 2019, we issued 700,000 warrants to our consultant. The warrants have a term of three years and an exercise price of $0.11 per warrant.

On October 03, 2019, we issued 2,000,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.11 per warrant.

On October 03, 2019, we issued 1,000,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.11 per warrant.

On October 12, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On October 15, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On November 03, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On November 30, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On December 09, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On December 22, 2019, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On December 28, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On December 30, 2019, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On December 31, 2019, we issued 133,721 warrants to our Chief Executive Officer in lieu of 2019 fourth quarter salary. The warrants have a term of five years and an exercise price of $0.43 per warrant.

On December 31, 2019, we issued 72,674 warrants to our consultant in lieu of 2019 fourth quarter salary. The warrants have a term of five years and an exercise price of $0.43 per warrant.

We relied on Section 4 (a) (2) of the Securities Act of 1933, as amended and or Section 501 of Regulation D promulgated under said Act as the exemption from registration under the Act.

We recognized no compensation costs during 2019 due to the issuance of the warrants.

We have not issued any shares of our common stock subsequent to December 31, 2019.

Subsequent to December 31, 2019, we issued the following convertible promissory notes and warrants:

On January 3, 2020, we issued a convertible promissory note in the principle amount of $32,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 64,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On January 6, 2020, we issued a convertible promissory note in the principle amount of $75,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On February 13, 2020, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On March 9, 2020, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

All of the convertible promissory notes listed above were issued to accredited investors, as that term is defined under the Section 501 of Regulation D, promulgated under the Securities Act of 1933, as amended. The warrants issued in connection with the promissory notes all have a cashless exercise feature.

On January 11, 2020, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On February 12, 2020, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On February 16, 2020, we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On February 26, 2020, we issued 1,000,000 warrants to our consultant. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On February 26, 2020, we issued 600,000 warrants to our consultant. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On February 26, 2020, we issued 1,000,000 warrants to our consultant. The warrants have a term of three years and an exercise price of $0.25 per warrant.

We relied on Section 4 (a) (2) of the Securities Act of 1933, as amended and or Section 501 of Regulation D promulgated under said Act as the exemption from registration under the Act.

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

OVERVIEW

Throughout the year ended December 31, 2019, the Company continued its marketing and sales efforts with respect to agreements and relationships established during the first three quarters of 2019. It focused on establishing additional relationships within its existing market (referrals from occupational healthcare clinics) and establishing a foothold in other markets, such as national labor unions and third-party payor accounts.

The Company’s revenue, however, in 2019, decreased from its revenue in 2018. This decrease occurred primarily as a result of the acquisition of the Company’s largest account by another account with whom the Company also had a contract, but had not yet had time to implement. In 2018, the Company had existing contracts with two of the nation’s largest clinic chains servicing the interstate commercial trucking industry -- Concentra and U.S. Healthworks (USHW). Although the Company had contractual relationships with both accounts, at the time of the acquisition of USHW by Concentra, the Company’s principal relationship from a revenue perspective was with USHW. Prior to the acquisition, the Company’s national account representatives would regularly visit select USHW clinic facilities. In 2019, we were asked to suspend our visit activities so as to not disrupt Concentra’s efforts to integrate the two corporate cultures into one. The Company immediately ceased these visits and turned its attention to diversifying its client base, focusing more heavily on national labor unions and other third-party payors. The Company’s intent was to broaden its client base while still retaining its existing client base with a now much larger Concentra.

During 2019, and into 2020, the Company successfully materially expanded its customer base. In October 2019, we entered into an exclusive three-year contract with Pinnacle National, a leading Third Party Administrator servicing approximately 1.2 million union employees and their dependents. All costs will be borne by Pinnacle National. We expect the program to launch in the first half of 2020.

In February 2020, we entered into an exclusive three-year agreement with CoreChoice, a third party payor who added our sleep apnea detection and treatment program to their portfolio of covered programs. CoreChoice has approximately 1 million union members who, along with their dependents, total approximately 2.5 million covered lives. We begin servicing this account in March 2020.

In the first part of 2020, we entered into a three-year, exclusive, worldwide cooperation agreement with Sleep Cycle AB (Sleep Cycle). The Sleep Cycle app is devoted to the single issue of sleep -- how one sleeps, the best time to wake up, snoring, etc. It claims to be the single largest selling app in the world with over 25 million active users. We began working with Sleep Cycle during the latter part of 2019. In January 2020, we began beta testing in select U.S. market areas to determine how to effectively incorporate our SleepMaster Solutions™ program into their database such that we could most accurately identify which of their app users, if tested, would most likely test positive for obstructive sleep apnea (OSA). Although the Beta testing is still in the early stages, 100% of all app users tested so far have tested positive.

We have also now established relations with the United States Postal Service in Indianapolis, Indiana; The Pacific Gas & Electric Power Company (PG&E) in California; a West Coast-based Workers’ Compensation organization with substantial national accounts; and, a significant number of third party payor labor organizations servicing both active and retired union members. Patient referrals have commenced from all but one of these new accounts.

Additionally, the Company believes that the integration of USHW into Concentra is essentially complete, and the Company’s revenue from this account has shown a material increase. In the first quarter of 2020, we had an overall increase in sales in January 2020 of almost 74% compared to sales in January 2019; and comparative sales in February 2020 to February 2019 increased over 101%. Overall sales for the period of January-February 2020 compared to 2019 are up an aggregate of 86.41%. This was primarily due to increased patient flow from Concentra clinics. We expect that our relationship with Concentra coupled with the new business relationships established primarily during the third and fourth quarters of 2019 and the first quarter of 2020, and particularly our relationships with certain third-party, union-based payors, will result in a material increase in revenue to the Company in 2020 without a concomitant increase in expenses. The Company believes it has adequately prepared for the anticipated increase in its business and the systems and staffing burden this may place on the Company.

SOURCES OF REVENUE

A quantitative summary of our revenues by source category for 2019 and 2018 as follows:

	2019	2018	Change

OSA-related	$300,098	$524,172	$(224,074)

Results of Operations

2019 vs. 2018

Revenues and Costs of Goods sold

Revenues For the year ended December 31, 2019, were $300,098 compared to revenues of $524,172 for the comparable period ending December 31, 2018.

OSA-related

OSA services decreased to $300,098 in 2019 from $524,172 in 2018. The Company's sales in 2019 decreased from 2018 while the Company worked on new contracts that will take effect in 2020

Cost of revenues decreased to $145,254 from $261,170. The difference in amounts is a result of the sales decreasing. The cost of revenue decreased at the same percentage rate as the sales decrease.

Selling, general and administrative expense

Selling, general and administrative expense in total was as follows:

2019	$2,092,806
2018	1,745,094
Change	$347,712
Percentage Change	19.93%

We evaluate selling, general and administrative expenses at the Parent company level as well as at our PVMS subsidiary. Selling, general, and administrative expenses at the Parent company level include overhead and the cost of being a public entity. Selling, general, and administrative expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses is as follows:

	2019	2018	Change

Parent	870,305	533,933	$336,372
PVMS	1,222,501	1,211,161	11,340

Total selling, general and administrative	$2,092,806	$1,745,094	$347,712

Parent Company level

	2019	2018	Change

Travel expense	$3,993	$(413)	$4,406
Professional fees	566,206	223,314	342,892
Board of Directors fees	150,000	150,000	—
Rent expense	97,860	99,485	(1,625)
Other	52,246	61,547	(9,301)

Total selling, general and administrative	$870,305	$533,933	$336,372

Explanations of variations by line item follow:

Travel expense increased by $4,406. Travel was relatively the same between 2018 and 2019.

Professional Fees increased by $342,892. Part of the increase was attributable to an increase of $135,442 in legal fees and an increase of $71,757 in audit-related fees. Legal fees increased in order to continue with various lawsuits.

Board of Directors Fees accrue at the rate of $150,000 each year

PVMS Subsidiary

	2019	2018	Change

Executive compensation and payroll related	$512,844	$542,578	$(29,734)
Travel expense	254,289	258,469	(4,180)
Professional fees	177,449	123,606	53,843
Advertising	50,562	50,811	(249)
Other	227,357	235,697	(8,340)

Total selling, general and administrative	$1,222,501	$1,211,161	$11,340

Payroll related expenses decreased by $29,734. The company had 1 less commissioned sales person for part of the year.

Travel expense was $4,180 lower. Travel expense was relatively the same from 2018 to 2019.

Professional Fees increased $53,843. In February 2018, PVMS hired an outside accountant for the Company as a whole whom we pay $7,000 per month. We also pay the outside accountant additional fees for special projects. In 2019, the outside accountant was paid for the full year. In 2019 we hired a consultant to help bring in additional business. Legal fees increased by approximately $22,000 due to increased litigation expenses.

Advertising decreased $249. Advertising expense was relatively the same from 2018 to 2019.

Other Expense decreased by $8,340. Other expense was relatively the same from 2018 to 2019

Interest Expense

Interest expense between 2019 and 2018 was as follows

2019	$1,428,671
2018	1,436,974
Change	$(8,303)
Percentage change	(0.58)%

A breakdown of the interest expense for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018	Change

Parent	$648,879	$935,849	$(286,970)
PVMS	779,792	501,125	278,667

Total	$1,428,671	$1,436,974	$(8,303)

Interest expense stayed consistent with the interest expense in 2018.

Liquidity and Capital Resources

During the year ended December 31, 2019, we funded our operations from revenues and private borrowings. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

Short Term: We funded our operations with revenues from sales and private borrowings.

Subsequent to 2019, we issued $182,000 of promissory notes through April 9, 2020.

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

Income taxes. Computing our provision for income taxes involves significant judgment and estimates particularly in relation to the determination of a valuation allowance for deferred tax assets (primarily from net operating loss carryforwards). See Note 16 to the consolidated financial statements.

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

Risk-free Interest Rate

We estimate the risk-free interest rate by reference to the interest rate for a U.S. Treasury constant maturity security with the same estimated term as the stock-based award being issued.

Expected Dividends

No dividends are expected to be paid for the expected life of the instruments; therefore, we assume a dividend rate of zero.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Standards Update - Recently various new ASUs were issued by the Financial Accounting Standards Board (FASB). Management has determined based on their review that the following ASU issued will be applicable to the Company. As new ASU are released, Management will assess if they are applicable and, if they are applicable, the effect will be included in the notes to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which significantly changes the accounting for a lessee. Under previous guidance, lessees did not have to record a lease it designated as operating on its balance sheet. Under the new guidance, a lessee must record a liability for lease payments (referred to as the lease liability) and an asset for the right to use the leased asset during the lease term (referred to as the right of use asset) for all leases, regardless of whether they are designated as finance or operating leases. If a lessee has a lease with a term of 12 months of less, it may make an accounting policy election (by leased asset class) not to recognize lease assets or lease liabilities. This election generally requires the lessee to recognize lease expense on a straight-line basis over the lease term. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018 for public entities, not-for-profit entities that have issued (including conduit bond obligors) securities that are traded, listed, or quoted on an exchange or an over-the-counter market, and employee benefit plans that file financial statements with the United States Securities and Exchange Commission (SEC). All other entities must apply the ASU to annual periods beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Any entity may early adopt the ASU. Management has determined this ASU will have an impact on the Company and has implemented this ASU.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material exposure to changing interest rates as the interest rates on our short term and long-term debt are fixed. Additionally, we do not use derivative financial instruments for investment or trading purposes and our investments are generally limited to cash deposits.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Our audited financial statements may be found beginning on Page 63, appearing elsewhere in this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our CFO concluded that, as of December 31, 2019, our internal controls over financial reporting were not optimally effective in the specific areas described in the paragraphs below.

As of December 31, 2019, our current CFO identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•	Policies and Procedures for the Financial Close and Reporting Process – During the period of this report, the Company’s policies or procedures did not clearly define the roles in the financial reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having clear policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

•	Representative with Financial Expertise – For the years prior to the year ended December 31, 2018, the Company did not continuously have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. Failure to have, continuously, an employee with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

As a result of our retaining the services of an Outside Accountant in January 2018 and appointing an internal Company employee to interface with the Outside Accountant, in May 2019, we appointed the principal of the Outside Accountant as our Chief Accounting Officer, we have instituted the following policies and procedures designed to address the material weaknesses cited above.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors as of December 31, 2019. Each director is serving a term that will expire at our next shareholder meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position

Clark A. Marcus	78	Chairman of the Board, Chief Executive Officer and Director
Mark T. Heidt	67	Director
James L. Koenig	73	Director
Arnold B. Finestone, Ph.D.	90	President, Chief Financial Officer, Director, Audit Committee Chairman and Compensation and Stock Option Committee Member
Sharon Kay Ray	62	Director, Audit Committee Member, and Compensation and Stock Option Committee
Arthur K. Yeap	64	Director, Audit Committee Member, and Compensation and Stock Option Committee Chairman
Stephen M. Kreitzer	74	Director, Medical Director

CLARK A. MARCUS

Clark A. Marcus was appointed as our Co-Chief Executive Officer, a director and Chairman of the Board on May 11, 2009. In September 2010, he assumed the position of sole Chief Executive Officer. Mr. Marcus was formerly Chairman and Chief Executive Officer of Core from September 2008 to January 2009. Prior to that, he was a founder, Chairman and Chief Executive Officer at The Amacore Group, Inc., a public company and marketer of healthcare related memberships, from September 1993 to August 2008. Mr. Marcus has been a practicing attorney since 1968 and was a senior partner in the New York law firms of Victor & Marcus and Marcus & Marcus. He is a Board member of America’s Agenda Health Care for All. He previously served as a member of the American Academy of Ophthalmology's Corporate Advisory Council. He has participated as a guest lecturer at various national healthcare conferences and has authored numerous healthcare related articles published in various national healthcare publications such as “Managed Care Weekly” and “Managing Employee Health Benefits”. .Mr. Marcus contributes to the Board of Directors through his unique expertise in the healthcare industry, legal expertise, decades of experience in building and operating companies as well as proven leadership skills in guiding public companies.

ARNOLD B FINESTONE, Ph.D.

Arnold B. Finestone was appointed to our Board of Directors on January 21, 2009. He is a business management consultant and formerly served on the Board of Directors of The Amacore Group, Inc., a public company and marketer of healthcare related memberships. He has served on the Boards of public companies and start-up business ventures since 1985. From 1982 to 1985, he was President of Dartco, Inc., a subsidiary of Dart & Kraft Inc., which was engaged in marketing and manufacturing of high-performance engineering plastics for consumer, industrial, and military uses. From 1970 to 1982, he served as Executive Vice President of the Chemical–Plastics Group of Dart Industries and Dart & Kraft, Inc. From 1957 to 1970, he was Vice President and Director of Planning, Development and Marketing for Foster Grant, Inc. Dr. Finestone’s qualifications to sit on our Board of Directors include his financial expertise, which qualify him as our “Audit Committee Chairman and “financial expert,” and his extensive governance and executive experience, including executive level roles in complex organizations. In April 2018, Dr. Finestone was appointed as our Chief Financial Officer. We do not compensate Dr. Finestone for his services as our CFO and in May of 2019, he was assigned the responsibilities of our former President.. He does not work full time for the Company and he does not maintain an office at the Company.

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

STEPHEN M. KREITZER, M.D.

Dr. Stephen M. Kreitzer joined our Board in March 2018. He is a graduate of the Albert Einstein College of Medicine of the Yeshiva University and completed his fellowship training at the Harvard Medical School. He is Board Certified in Internal Medicine, Pulmonary Medicine and Sleep Medicine and has been in practice for over 30 years in Tampa, Florida. Dr. Kreitzer currently serves as the Medical Director of the Sleep Laboratory at Memorial Hospital of Tampa, as well as the Chief of Pulmonary Medicine. He has previously been Chief of Pulmonary Medicine at St. Joseph’s Hospital in Tampa. He chairs the Medical Ethics Committee at Memorial Hospital and previously served on the Board of Censors of the Hillsborough County Medical Association. He also served as a Major in the United States Air Force and has conducted over 100 clinical FDA approved trials besides authoring numerous articles in his field. Dr. Kreitzer has been voted “Top Doctor” by his peers in both sleep medicine and pulmonary medicine in the Tampa-St. Petersburg-Clearwater Florida area for 2016 and 2017. Dr. Kreitzer brings to the Board of Directors his considerable knowledge and experience in the treatment of sleep apnea. Dr. Kreitzer also services as our Medical Director

 MARK T. HEIDT

Mr. Heidt joined our Board of Directors in September 2014. Prior to his appointment, he served as a consultant to the Company since January 2014. Prior to that time, he was the owner and manager of BEC Worldwide, LLC, a national advertising, marketing and management company. Mr. Heidt contributes to the Board with over thirty years of experience in mass marketing, media placement and advertising placement with a specialty in infomercial design. In May 2019, Mr. Heidt resigned as President of the Company. He continues to serve as a consultant.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director or greater than 10% stockholder of our outstanding common stock must file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file. Based solely upon a review of Section 16(a) reports furnished to us, we believe all such entities or persons subject to the Section 16(a) reporting requirements have complied with applicable filing requirements during 2014, with the exception of the following: Dr. Stephen Kreitzer, a Director filed one late report involving one transaction; Mr. Mark Heidt, a Director, filed three late reports involving four transactions; Mr. Clark A. Marcus, our CEO and a Director filed two late reports involving four transactions; Mr. Arnold B. Finestone, a Director, filed one report involving one transaction; Ms. Sharon Kay Ray , a Director filed one late report involving one transaction; Mr. Arthur Yeap filed one late report involving one transaction.

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

Audit Committee

Although we are not required to have an Audit Committee, we maintain one whose primary function is to assist the Board of Directors (“the Board”) in the oversight of the integrity of our financial statements, the effectiveness of our internal control over financial reporting, the identification and management of risk, and in evaluation of the performance of our independent auditor. As of December 31, 2018, the Audit Committee of our Board consisted of Arnold B. Finestone (Chairman) and Arthur K. Yeap. The Board of Directors has determined that, although not applicable in our case, all members of the Committee nevertheless were independent as defined in Section303A of the New York Stock Exchange’s listing standards and SEC Rule 10A-3, and that Dr. Finestone qualifies as a “financial expert,” as defined by Item407(d)(5) of Regulation S-K.

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

Compensation Consultants

We did not use any compensation consultants during 2019.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers for 2019:

											Changes in Pension
										Non- Equity	Value and Nonqualified
					Stock			Option		Incentive Plan	Deferred Compensation	All Other
Principal Position	Year	Salary ($)		Bonus ($)	Awards ($)			Awards ($)		Compensation ($)	and Earnings ($)	Compensation ($)		Total ($)

Clark A. Marcus	2019	$—		$—	$100,041	(4	)(5)	$230,000	(2)	$—	$—	$—		$330,041
Chairman of the Board and	2018	$—		$—	$—			$200,000	(2)	$—	$—	$—		$200,000
Chief Executive Officer	2017	$1,892,013	(1)	$—	$—			$—		$—	$—	$—		$1,892,013

Mark T. Heidt	2019	$—		$—	$—			$120,000	(2)	$—	$—	$—		$120,000
President	2018	$—		$—	$—			$125,000	(2)	$—	$—	$—		$125,000
	2017	$300,000	(1)	$—	$—			$—		$—	$—	$—		$300,000

Arnold B. Finestone, P.h.D.	2019	$—		$—	$50,000	(5)		$—		$—	$—	$90,000	(3)	$140,000
President and	2018	$—		$—	$—			$—		$—	$—	$90,000	(3)	$90,000
Chief Finanicial Officer	2017	$—		$—	$—			$—		$—	$—	$90,000	(3)	$90,000

James L. Koenig	2017	$—		$—	$—			$—		$—	$—	$—		$—
Chief Financial Officer

(1) Clark A. Marcus and Mark T. Heidt's 2017 salaries were not paid out but accrued.

(2) In July 2018, Mr. Marcus and Mr. Heidt both agreed to reduce their annual base compensation and to accept common stock purchase warrants in lieu of their respective cash compensation for 2018 and again in 2019. Mr. Marcus agreed to reduce his 2019 base compensation to $200,000 while his annual increases remain in effect. Mr. Heidt agreed to an annual base compensation of $125,000. The warrants have a term of five years and an exercise price that is fifty percent above the closing bid price as of the Company’s Common Stock as of July 11, 2018. We do not recognize any compensation costs related to the issuance of warrants to Messrs. Marcus and Heidt. In May 2019, Mr. Heidt resigned as President. He presently serves as a consultant and continues to receive his same compensation rate.

(3) Arnold B. Finestone's compensation was for his services as a director. The compensation was not paid out but accrued.

(4) In April 2019, the Board of Directors voted to issue 4,100 shares of Series C Preferred Stock to Clark A. Marcus as a bonus.

(5) The Board of Directors on August 26, 2019, changed the vesting date of the Issuer’s Series D Preferred Stock from January 4, 2022, to August 27, 2019. Each share of the Series D Preferred Stock converts into 100,000 shares of the Issuer’s Common Stock. Included in the stock awards for Clark A. Marcus of $100,041 is $100,000 and $50,000 for Arnold B. Finestone from the change in the vesting date.

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

Upon execution of the agreement in 2009, Mr. Marcus was paid an $80,000 signing bonus. In addition, Mr. Marcus is entitled to receive a special annual bonus in an amount equal to one percent of our pre-tax profits from the preceding year (as determined by the application of generally accepted accounting principles), up to the first $1,000,000 of such profits; plus, an additional sum equal to two percent of our pre-tax profits for all sums over $1,000,000.Mr. Marcus may also receive a bonus determined at the discretion of the Board of Directors.

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

Director of Compensation

The following table provides information regarding compensation earned by certain of our non-employee directors during the year ended December 31, 2019.

	Year	Fees Earned (1)

Arnold B. Finestone, Ph.D.	2019	$90,000.00

Sharon Kay Ray	2019	$30,000.00

Arthur K. Yeap	2019	$30,000.00

(1)	Amounts represent fees earned for service as a director on our Board of Directors and as a member of one or more Board committees. Three of our directors are paid a monthly fee. Dr. Finestone is paid $7,500 per month; Ms. Ray is paid $2,500 per month and Mr. Yeap is paid $2,500 per month. Each of the above-named persons agreed in October 2013 to waive off on payments by the Company of any existing accrued fees and/or future fees until further notice. As of December 31, 2019, the total amount of accrued compensation for all of the named individuals was $1,050,000.

Members of the Board of Directors who are also executive officers or employees of the Company receive no compensation for serving as directors. Outstanding stock option and warrant awards for each non-employee director as of December 31, 2019 are as follows:

	Number of shares underlying unexercised options, warrants

Name	Options (#)	Warrants (#)

Arnold B. Finestone, Ph.D.	1,000,000	500,000
Sharon Kay Ray	775,000	-
Arthur Yeap	775,000	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2019, the name, address, stock ownership and voting power of each person or group of persons known by us who is not a director or a named executive officer of the Company to own beneficially more than five percent of the outstanding shares of our common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name and Address of Beneficial Owner	Common stock owned directly	Common stock acquirable (1)	Total common stock beneficially owned		Percent of Voting Common Stock Outstanding

Howard Jenkins	26,885,714	9,000,000	35,885,714	(2)	46.49%
c/o Advanzeon Solutions, Inc.
2901 W. Busch Blvd., Suite 701
Tampa, Florida 33618

Bernard C. Sherman	0	14,712,500	14,712,500	(3)	17.03%
150 Signet Dr.
Weston, Ontario Canada M9L 1T9

Lloyd I. Miller	602,100	5,121,100	5,723,100	(4)	7.45%
222 Lakeview Ave., Suite 100-365
West Palm Beach, Florida 33401

Benjamin B. West	4,000,000	50,000	4,050,000	(5)	5.65%
c/o Advanzeon Solutions, Inc.
2901 W. Busch Blvd, Suite 701
Tampa, Florida 33618

Joshua I. Smith	1,922,829	2,525,000	4,447,829	(6)	6.00%
c/o Advanzeon Solutions, Inc.
2901 W. Busch Blvd, Suite 701
Tampa, Florida 33618

(1)	Includes common stock acquirable through the conversion of equity instruments convertible into common stock and the exercise of options and warrants to acquire common stock.
(2)	Information obtained from Form 13D/A dated June 4, 2010, filed on July 29, 2010 and Company records.
(3)	Information obtained from Form 13G/A dated November 14, 2011, filed on December 9, 2011 and Company records.
(4)	Information obtained from Form 13G/A dated February 5, 2015, filed on February 5, 2015. Of the 5,162,600 shares beneficially owned, Mr. miller has sole voting and investment power over 4,790,808 shares and shared voting and investment power over 371,792 shares.
(5)	Information obtained from Form 13G/A dated December 31, 2011, filed on February 14, 2012.
(6)	Information obtained from Company records. Does not include 5,000,000 shares obtainable from the conversion of the 50 shares of the Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock vests in 10 years from the date of grant. Early vesting can occur if (a) the Grantee’s service as a member of the Board of Directors is terminated by the Company, or (b) by mutual agreement between the Company and the Grantee, or (c) by the Grantee for Good Reason, which is defined to mean without the Grantee’s express written consent, a material breach of any material provision of any agreement between the Company or a successor and the Grantee which breach is not cured within 30 days after notice, or (d) due to the Grantee’s death or disability before the vesting date.

Security Ownership of Management

The following table sets forth, as of December 31, 2019, information concerning the beneficial ownership of our common stock by each director of the Company and the named executive officers and all directors and executive officers as a group. According to rules adopted by the SEC, a person is the “beneficial owner” of securities if he or she has, or shares, the power to vote such securities or to direct their investment. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to shares beneficially owned.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Common Stock Outstanding

Clark A. Marcus (1)(6)	29,330,145	29.00%
Arnold B. Finestone, Ph.D. (2)(6)	6,577,171	8.40%
Sharon Kay Ray (3)(6)	3,675,000	4.89%
Arthur K. Yeap (3)(6)	3,675,000	4.89%
Mark T. Heidt (4)	2,002,979	2.71%
James L. Koenig (4)	1,600,000	2.18%
Stephen M. Kreitzer, M.D. (5)	3,337,000	4.45%

All directors and named executive officers as a group (7 persons)	50,197,295	56.52%

(1)	Includes 121,800 shares of common stock held directly, 1,000,000 shares subject to options that are presently exercisable, 16,911,597 shares acquirable with warrants that are presently exercisable, 10,000,000 shares of common stock acquirable upon the conversions of 100 shares of the Series D Convertible Preferred Stock and 1,296,748 shares of common stock acquirable upon the conversions of 4,100 shares of the Series C Convertible Preferred Stock. .
(2)	Includes 1,000,000 shares subject to options that are presently exercisable, 500,000 shares acquirable with a warrant that is presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible and 5,000,000 shares obtainable from the conversion of 50 shares of the Series D Convertible Preferred Stock.
(3)	Includes 322,829 shares of common stock held directly, 775,000 shares subject to options that are presently exercisable, and 77,171 shares obtainable from the conversion of 244 Series C Convertible Preferred Stock shares that are presently convertible and 2,500,000 shares obtainable from the conversion of 25 shares of the Series D Convertible Preferred Stock.
(4)	Represents warrants to purchase common stock.
(5)	Includes 97,000 shares of common stock and 3,240,000 warrants to purchase common stock. Does not include a convertible promissory note in the principle amount of $100,000. At the option of the holder all or any part of the principle and any unpaid interest may be converted into shares of our common stock. The conversion rate shall be the lessor of (i) 15% below the average daily closing bid price of our common stock for the immediately preceding twenty business days or (ii) $0.11.
(6)	On August 26, 2019, the Board of Directors changed the vesting date of the Series D convertible Preferred Stock from January 4, 2023, to August 27, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

In connection with an employment agreement with our Chairman and CEO, Clark A. Marcus, we have accrued compensation and bonuses payable to Mr. Marcus of approximately $7,883,802 as of December 31, 2019.

One of our independent sales agents is the son of our Chief Executive Officer. He is paid a monthly amount and is entitled to earn a commission on certain sales. In 2019, his total compensation was $83,280. We also pay for the California lease payments on a residential unit that we use as an office for our account managers, sales and marketing staff as a temporary residence for the son of our Chief Executive Officer. The total lease payments in 2019, were $47,453. We use the services of the daughter of our Chief Executive Officer for marketing purposes. In 2019, her total compensation was $27,500. In January 2018, we began using the services of an accounting firm owned by the brother of our Chief Executive Officer. In 2019, the firm was paid a total of $140,953. We presently pay the firm $7,000 per month for routine services and additional fees for special projects. We lease a vehicle for our Chief Executive Officer. The term of the lease is 3 years beginning July 9, 2018 and ending July 9, 2021. We currently pay a monthly rate of $893.

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

The following is a list of individuals that served as a director at any point during the period covered by this Annual Report on Form 10-K and that were considered independent:

Sharon Kay Ray

Arthur K. Yeap

There were no transactions, relationships, or arrangements considered by the Board of Directors in determining that a director is independent other than those described immediately above under the caption “Transactions with Related Persons".

ITEM 14. PRINCIPAL ACCOUNTANTS’ FEES AND SERVICES

Audit and Related Fees

The firm of Louis Plung & Company, LLP (“Louis Plung”) currently serves as our independent registered public accounting firm to perform audits and to prepare our income tax returns. The Audit Committee approved 100% of the services described below for audit fees.

Audit Fees. The aggregate fees billed by Louis Plung for services relative to audits of our annual consolidated financial statements conducted for 2019 were $37,500.

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

Exhibit Number	Description and Reference

3.0(i)	Certificate of Correction (1)

3.1	Amended and Restated Bylaws, as amended July 20, 2000.(4)

3.2	Amendment to Amended and Restated Bylaws, effective June 14, 2005.(3)

3.3	Amendment to Amended and Restated Bylaws, effective October 28, 2005.(8)

3.4	Amendment to Amended and Restated Bylaws, effective January 12, 2007.(13)

3.5	Certificate of Designation, Rights and Preferences of Series D Convertible Preferred Stock of the Company.(34)

3.6	Amendment to Amended and Restated Bylaws, effective May 11, 2009.(15)

3.7	Certificate of Designation, Rights and Preferences of Series C Convertible Preferred Stock.(34)

4.1	Form of Common Stock Certificate.(7)

4.2	Subscription Agreement dated February 23, 2009 between the Company and Howard M. Jenkins (18)

4.3	Subscription Agreement dated February 26, 2009 between the Company and Harry Ross (20)

4.4	Form of warrant to purchase Series D Preferred Stock issued by the Company on March 31, 2009 (14)

4.5	Form of warrant to purchase Series D Preferred Stock issued by the Company on May 13, 2009 (15)

4.6	Form of 10% Senior Promissory Note issued by the Company to Lloyd I. Miller, III (22)

4.7	Warrant to purchase Common Stock dated April 30, 2010 issued by the Company to Lloyd I. Miller, III (22)

4.8	Subscription Agreement dated April 14, 2010 between the Company and Howard Jenkins (23)

4.9	Convertible promissory note dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.10	Warrant to purchase Common Stock dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.11	Form of 10% Senior Promissory Note issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.12	Form of warrant to purchase Common Stock issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.13	Form of 10% Senior Promissory Note issued by the Company to the Schwarting Revocable Trust (24)

4.14	Form of warrant to purchase Common Stock issued by the Company to the Schwarting Revocable Trust (24)

4.15	Form of 10% Senior Promissory Note issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.16	Form of warrant to purchase Common Stock issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.17	Subscription Agreement dated July 27, 2010 between the Company and Howard Jenkins (26)

4.18	Form of warrant to purchase Common Stock dated June 30, 2010 issued by the Company to Clark Marcus and Giuseppe Crisafi (27)

4.19	Form of warrant to purchase Common Stock dated September 18, 2010 issued by the Company to MSO of Puerto Rico, Inc. (27)
4.20	Form of Subscription Agreement dated August 30, 2011 between the Company and Sherfam Inc. and two individuals. (30)

4.21	Form of Convertible Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.22	Form of Addendum to Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.23	Form of Warrant to Purchase Shares of Common Stock of the Company issued by the Company to Sherfam Inc. and two individuals. (30)

4.24	Loan Extension Agreement dated March 15, 2013 between the Company and Sherfam Inc. (33)

10.1	Form of Stock Option Agreement. *(1)

10.2	Advanzeon Solutions, Inc. 1995 Incentive Plan, as amended on November 17, 1998. (5)

10.3	Amended and Restated Non-Employee Directors’ Stock Option Plan. *(2)

10.4	Amendment No. 1 to Advanzeon Solutions, Inc. Amended and Restated Non-Employee Directors’ Stock Option Plan, effective as of March 23, 2006. *(9)

10.5	Advanzeon Solutions, Inc. 2002 Incentive Plan as amended. *(6)

10.6	Lease Agreement between Comprehensive Behavioral Care, Inc. and Highwoods/Florida Holdings, L.P., dated November 12, 2008. (11)

10.7	Merger Agreement, dated as of January20, 2009, among Advanzeon Solutions, Inc., Advanzeon Acquisition, Inc. and Core Corporate Consulting Group, Inc. (12)

10.8	Employment Agreement dated March 5, 2009 between the Company and Robert J. Landis. *(13)

10.9	Employment Agreement dated May 11, 2009 between the Company and Clark A. Marcus. *(15)

10.10	Callable Convertible Promissory Note dated June 24, 2009 between Advanzeon Solutions, Inc. and Howard Jenkins (19)

10.11	Advanzeon Solutions, Inc. 2009 Equity Compensation Plan*(17)

10.12	Agreement of Exchange and Issuance of Senior Notes and Warrants dated April 30, 2010 between the Company and Lloyd I. Miller, III (22)

10.13	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the James A. & Rosemary L. Meyer Trust (24)

10.14	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the Schwarting Revocable Trust (24)

10.15	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 17, 2010 between the Company and the Linda S. Vogt Indenture Trust (25)

10.16	Agreement for the Provision of Services dated September 18, 2010 between Advanzeon de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (29)

10.17	Amendment effective May 10, 2011 to the Agreement for the Provision of Services dated September 18, 2010 between Advanzeon de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (33)

10.18	Second Amendment to the Agreement for the Provision of Services with an effective date of March 1, 2012, by and between Advanzeon de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. (31)

10.19	Third Amendment to the Agreement for the Provision of Services with an effective date of May 1, 2012, by and between Advanzeon de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. (32)

10.20	Lease between Twin Lakes Office Park and Advanzeon Solutions, Inc. dated May 23, 2014 (35)

14.1	Code of Business Conduct and Ethics (Revised). (10)

16	Letter dated November 19, 2010 from Kirkland, Russ, Murphy & Tapp. PA (“KRMT”) to the U.S. Securities and Exchange Commission stating its agreement with the Company’s statements made concerning KRMT in the Company’s Form 8-K disclosure under Item 4.01 “Changes in Registrant’s Certifying Accountant.” (28)

21.1	List of the Company’s active subsidiaries (filed herewith)

23.1	Consent of Louis Plung & Company (filed herewith).

31.1	Advanzeon Solutions, Inc. CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Advanzeon Solutions, Inc. CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Advanzeon Solutions, Inc. CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Advanzeon Solutions, Inc. CAO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Audit Committee Charter (33)

99.2	Compensation and Stock Option Committee Charter (33)

101	The following materials from Advanzeon Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholder’s Equity Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1)	Filed as an exhibit to the Company’s Form 10-K for the years ended December 31, 2015, 2016 and 2017.

(2)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.

(3)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.

(4)	Filed as an exhibit to the Company’s Form 10-K for the year ended May 31, 2000.

(5)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.

(6)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

(7)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.

(8)	Filed as an exhibit to the Company’s Form 8-K, dated November 3, 2005.

(9)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006.

(10)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.

(11)	Filed as an exhibit to the Company’s Form 8-K, dated November 12, 2008.

(12)	Filed as an exhibit to the Company’s Form 8-K, dated January 16, 2009.

(13)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.

(14)	Filed as an exhibit to the Company’s Form 8-K, dated March 31, 2009.

(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2009.

(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 17, 2009.

(17)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.

(18)	Filed as an exhibit to the Company’s Form 8-K, dated February 25, 2009.

(19)	Filed as an exhibit to the Company’s Form 8-K, dated June 24, 2009.

(20)	Filed as an exhibit to the Company’s Form 8-K/A, dated January 16, 2009 and filed April 6, 2009.

(21)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009.

(22)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.

(23)	Filed as an exhibit to the Company’s Form 8-K, dated June 10, 2010.

(24)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009.

(25)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.

(26)	Filed as an exhibit to the Company’s Form 8-K, dated June 10, 2010.

(27)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2010.

(28)	Filed as an exhibit to the Company’s Form 8-K, dated November 19, 2010.

(29)	Filed as an exhibit to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2010.

(30)	Filed as an exhibit to the Company’s Form 8-K, dated August 30, 2011.

(31)	Filed as an exhibit to the Company’s Form 8-K, dated March 5, 2012.

(32)	Filed as an exhibit to the Company’s Form 8-K, dated June 25, 2012.

(33)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2012.

(34)	Filed as an exhibit to the Company’s Form 10-K for the years ended December 31, 2013 and 2014.

(35)	Filed as an exhibit to the Company Annual Report on Form 10-K for the years ended December 31, 2015, 2016 and 2017.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, April 9, 2020.

ADVANZEON SOLUTIONS, INC.

By:	/s/ CLARK A. MARCUS
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of April 9, 2020.

SIGNATURE	TITLE

/s/ CLARK A. MARCUS	Chief Executive Officer and Chairman (Principal Executive Officer)
Clark A. Marcus
Director, and Chief Financial Officer r
/s/ ARNOLD B. FINESTONE, Ph.D.	(Principal Financial and Accounting Officer)
Arnold B. Finestone, Ph.D.

/s/ LLOYD K. MARCUS	Chief Accounting Officer
Lloyd K. Marcus /s/ ARTHUR K. YEAP	Director
Arthur K. Yeap

/s/ SHARON KAY RAY	Director
Sharon Kay Ray

/s/ JAMES L. KOENIG	Director
James L. Koenig

/s/ MARK T. HEIDT	Director
Mark T. Heidt

/s/ STEPHEN M. KREITZER, MD.	Director
Stephen M. Kreitzer, M.D.

ADVANZEON SOLUTIONS, INC.

FINANCIAL STATEMENTS AND

INDEPENDENT AUDITORS’ REPORT

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Advanzeon Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advanzeon Solutions, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

In early 2020, an outbreak of a novel strain of coronavirus was identified and infections have been found in a number of countries around the world, including the United States. The coronavirus and its impact on trade including customer demand, travel, employee productivity, supply chain, and other economic activities has had, and may continue to have, a significant effect on financial markets and business activity. The extent of the impact of the coronavirus on our operational and financial performance is currently uncertain and cannot be predicted.

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

Pittsburgh, Pennsylvania

April 9, 2020

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2019 and 2018

	2019	2018
ASSETS

CURRENT ASSETS
Cash	$69,327	$25,036
Accounts receivable	29,769	24,890
Current portion of right of use asset	113,911	53,634
Other current assets	826,597	356,208
Total current assets	1,039,604	459,768

PROPERTY, PLANT, AND EQUIPMENT
Property and equipment, net	1,239	—
Leasehold improvements, net	—	299
Total property, plant, and equipment	1,239	299

RIGHT OF USE ASSET, NET OF CURRENT PORTION	146,880	28,920

TOTAL ASSETS	$1,187,723	$488,987

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Related party loans payable	$342,670	$737,023
Account payable	99,441	227,279
Debt	12,352,189	10,087,939
Contingent liability	642,659	642,659
Current portion of lease liability	113,911	53,634
Other accrued expenses	15,891,787	14,614,772
Total current liabilities	29,442,657	26,363,306

LEASE LIABILITY, NET OF CURRENT PORTION	146,880	28,920

TOTAL LIABILITIES	29,589,537	26,392,226

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value; 1,000,000 shares authorized, as of December 31, 2019 and 2018	—	—
Series C Convertible Preferred, $0.001 par value; 14,400 shares authorized; 10,434 shares issued and outstanding as of December 31, 2019 and 2018	10	10
Series D Convertible Preferred, $0.001 par value; 7,000 shares authorized; 250 shares issued and outstanding as of December 31, 2019 and 2018	—	—
Remaining Preferred stock, $0.001 par value; 978,600 shares as of December 31, 2019 and 2018	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 71,661,656 and 66,661,656 shares issued and outstanding	716,617	666,617
Additional paid in capital	28,719,246	28,012,007
Accumulated deficit	(57,837,687)	(54,581,873)
Total stockholders' deficiency	(28,401,814)	(25,903,239)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,187,723	$488,987

 The accompanying notes are an integral part of these consolidated financial statements

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2019 and 2018

	2019	2018

Revenues:
Obstructive sleep apnea (OSA) - related	$300,098	$524,172
Total revenues	300,098	524,172

Costs and expenses:
Costs of revenues	145,254	261,170
Selling, general and administrative	2,092,806	1,745,094
Depreciation and amortization	609	599
Total costs and expenses	2,238,669	2,006,863

Operating loss	(1,938,571)	(1,482,691)

Other income (expense):
Interest expense	(1,428,671)	(1,436,974)
Legal settlement (See Note 15)	112,172	215,848
Settlement of prior accounting services	—	(240,000)
Extinguishment of loan due to shareholder	—	7,771,140
Tax penalty	(6,794)	(50)
Interest income	6,050	—
Other income	—	2,380
Total other income (expense)	(1,317,243)	6,312,344

Net income (loss)	$(3,255,814)	$4,829,653

PER SHARE INFORMATION
Basic	$(0.05)	$0.07

Weighted average number of
common shares outstanding	69,161,656	65,362,240

 The accompanying notes are an integral part of these consolidated financial statements

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2019 and 2018

	Series C Convertible Preferred Stock Number of Shares	Series C Convertible Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2018	10,434	$10	66,661,656	$666,617	$28,012,007	$(54,581,873)	$(25,903,239)

Stock issued for services	—	—	4,500,000	45,000	444,000	—	489,000

Sale of warrants	—	—	—	—	253,239	—	253,239

Sale of stock	—	—	500,000	5,000	10,000	—	15,000

Net loss	—	—	—	—	—	(3,255,814)	(3,255,814)

Balance at December 31, 2019	10,434	$10	71,661,656	$716,617	$28,719,246	$(57,837,687)	$(28,401,814)

The accompanying notes are an integral part of these consolidated financial statements

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019 and 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,255,814)	$4,829,653
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization expense	609	599
Stock issued for settlement of accounting services	—	240,000
Extinguishment of loan due to shareholder and interest	—	(7,771,140)
Stock issued for services	489,000	—
Amortization of right of use asset	97,690	31,779
Changes in assets and liabilities:
Accounts receivable	(4,879)	(23,929)
Other current assets	(470,389)	(1,035,163)
Accounts payable	(522,191)	528,226
Payments on lease liabilities	(97,690)	(31,779)
Contingent liability	—	152,664
Accrued interest-related party	—	(246,568)
Other accrued expense	1,277,015	1,641,510
Net cash used in operating activities	(2,486,649)	(1,684,148)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(1,549)	—
Net cash used in investing activities	(1,549)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	2,289,250	1,772,763
Repayment of notes	(25,000)	(81,779)
Sale of stock	268,239	—
Net cash provided by financing activities	2,532,489	1,690,984

Net increase in cash	44,291	6,836

Cash - Beginning of Year	25,036	18,200

CASH - END OF YEAR	$69,327	$25,036

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—

Schedule of non-cash inversting transactions
Convertible promissory note converted to common stock	$—	$51,231

The accompanying notes are an integral part of these consolidated financial statements

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Advanzeon Solutions, Inc. and its wholly-owned subsidiaries, each with their respective subsidiaries (collectively referred to herein as, the “Company”, “Advanzeon”, “we”, “us”, or “our”).

Reclassification - Certain 2018 items have been reclassified to conform with the current year presentation.

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

Inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications of prior period amounts have been made to conform to the current year presentation.

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

Property and equipment – Property and equipment (Note 4) is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives ranging from 2 to 12 years.

Leasehold Improvements - Leasehold improvement (Note 5) is stated at cost less accumulated amortization. Depreciation and amortization are amortized over the shorter of the lease term or the asset’s useful life.

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

The carrying amounts and estimated fair values of long-term debt at December 31, 2019 and 2018 are as follows:

	2019		2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Convertible promissory notes	$7,564,173	$—	$5,299,923	$—
Short term notes payable	4,788,016	—	4,788,016	—
Loans payable related party	342,670	—	737,023	—
	$12,694,859	$—	$10,824,962	$—

Revenue Recognition - In accordance with FASB ASC Topic 606, “Revenue from contracts with customers”, the Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Generally, this occurs upon shipment of the CPAP to their customer or when the test is performed.

Concentrations - The Company sold products to two customer contracts in 2019 that individually exceeded 10% of the total sales. During the year ended December 31, 2019, total sales related to these customers were $245,741. Amounts receivable from these customers included in accounts receivable at December 31, 2019 were $1,995.

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Revenues - Costs of revenues consist of supplies and operating expense. Supplies are recognized in the period in which a patient actually receives the supplies.

Right of Use Assets and Lease Liabilities - During the quarter ended March 31, 2019, the Company implemented Accounting Standards Update (ASU) 2016-02, Leases. Under the new guidance, a lessee must record a liability for lease payments (referred to as the lease liability) and an asset for the right to use the leased asset during the lease term (referred to at the right of use asset) for all leases, regardless of whether they are designated as finance or operating leases. This election requires the lessee to recognize lease expense on a straight-line basis over the lease term. The right of use assets and corresponding right of use liabilities have been recorded using the present value of the leases. See Notes 18 and 19 within the financial statement for additional disclosure on leases.

Legal Defense Costs - We accrue an estimate of incurred legal defense costs to be incurred in connection with pending disputes and litigation matters as part of our estimated minimum probable losses (see Note 13).

Income Taxes - We are subject to the income tax jurisdictions of the U.S. and multiple state tax jurisdictions. However, our provisions for income taxes for 2019 and 2018 include only state income taxes (see Note 16).

Management has evaluated our tax positions taken or to be taken on income tax returns that remain subject to examination (i.e., tax years 2017 and thereafter federally), and has concluded that there have been no uncertain tax positions (as defined in GAAP) taken that require recognition or disclosure in the consolidated financial statements. In the event of any income tax-related interest or penalties are incurred, they would be included in general and administrative expense.

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

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table lists the assumptions utilized in applying the Black-Scholes valuation model for options and warrants.

	Year ended December 31,
	2019		2018

Expected volatility	160%		160%
Expected life (in years) of options	2		2
Expected life (in years) of warrants	1	/2	1	/2
Risk-free interest rate range, options	1.5%		1.5%
Risk-free interest rate range, warrants	1.5%		1.5%
Expected dividend yield	0%		0%

PER SHARE DATA

For the periods presented, since losses would produce anti-dilution, no diluted loss per common share is presented.

The following table sets forth the computation of basic loss per common share:

	Year ended December 31,
	2019	2018
Numerator:
Net income (loss)	$(3,255,814)	$4,829,653
Denominator:
Weighted average common shares	69,161,656	65,362,240
Basic income (loss) per share
attributable to common stockholders	$(0.05)	$0.07

Recent Accounting Standards Update – During 2019 and 2018, the Financial Accounting Standards Board (FASB) issued new Accounting Standards Updates (ASUs) addressing the various accounting and reporting standards. Management has determined based on their review that the ASUs issued during 2019 and 2018 will have no material effect on the Company’s consolidated financial statements. As new ASUs are released, management will assess if they are applicable and if they are applicable, their effect will be included in the notes to the financial statements.

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 OTHER CURRENT ASSETS

Other current assets as of December 31, 2019 and 2018 consist of the following:

	2019	2018

Loans to others	42,676	—
Security and lease deposits	3,500	13,500
Prepaid expenses	452,953	5,248
Miscellaneous receivable	325,660	334,509
Capitalized portion of lease	1,808	2,951

Other current asset	$826,597	$356,208

Loan to others consist of mostly two consultants.

Prepaid expenses contain $394,000 worth of stock issued to a consultant for one year of services.

Miscellaneous receivable for 2019 consists of $24,617 owed to the Company for prepaid accounting fees paid to a previous accounting firm the Company used and no longer uses. The remaining $301,043 is Legal Settlement (see Note 15)

NOTE 4 PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at December 31, 2019 and 2018:

	2019	2018

Property and equipment	$1,549	$—
Less accumulated depreciation	(310)	—
Property and equipment - net	$1,239	$—

Depreciation expense for the years ended December 31, 2019 and 2018 is $310 and $0, respectively.

NOTE 5 LEASEHOLD IMPROVEMENTS

Leasehold improvement, net, consists of the following at December 31, 2019 and 2018:

	2019	2018

Leasehold improvement	$2,992	$2,992
Less accumulated amortization	(2,992)	(2,693)
Leasehold improvement - net	$—	$299

Amortization expense for the years ended December 31, 2019 and 2018 is $299 and $599, respectively.

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 RELATED PARTY AND SHAREHOLDER LOANS PAYABLE

The Company has received financing from Management to the Company as well as from members of our Board of Directors. These individuals are deemed to be related parties to the Company and their indebtedness must be disclosed separately.

As of December 31, 2019 and 2018, balances were as follows:

	2019	2018

Loans payable related party	$342,670	$737,023
	$342,670	$737,023

During the first quarter of 2018, $910,010 was reclassified from accounts payable to loans payable related party. During the third quarter of 2018, the Company wrote off the due to shareholder balance and accrued interest totaling $7,771,140 as disclosed in Note 12.

NOTE 7 DEBT

As of December 31, 2019 and 2018, the balance was as follows:

	2019	2018

Notes payable	$12,352,189	$10,087,939

Break-out of debt between the parent company and our subsidiary PVMS is as follows:

	2019	2018

Advanzeon parent	$5,010,016	$5,010,016
PVMS subsidiary	7,342,173	5,077,923
	$12,352,189	$10,087,939

At PVMS, the sum total of notes issued, and their dollar values were as follows:

	2019	2018

Number of notes issued	51	31

Dollar value	$2,289,250	$1,751,923

All notes are short-term in nature, one year maturity date. All debt issued has a stated interest rate of 12% per year.

One $25,000 convertible promissory note was repaid with interest during the third quarter 2019.

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 At PVMS, the sum total of notes converted to stock year-to-date and their dollar values were as follows:

	2019	2018

Number of notes converted	0	1

Dollar value	$—	$50,000

NOTE 8 COMMON STOCK

During the year ended December 31, 2019, the Company issued 5,000,000 shares of common stock as follows: On March 21, 2019, the Company issued 200,000 shares of its common stock to its Securities Exchange Commission counsel, who elected to take common stock in the Company as partial payment of its legal fees. The total value shares were valued at $0.08 per share on the total value of $16,000. On October 30, 2019, the Company issued 4,300,000 shares of its common stock as payment for consulting fees. The total value shares were valued at $0.11 per share on the total value of $473,000.

Additionally, on March 29, 2019, the Company issued 500,000 shares of its common stock to an existing shareholder and warrant holder, who elected to exercise his warrants to purchase 500,000 shares of the Company's common stock for $15,000. The warrants were issued during May of 2017 at $0.03 per share.

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

NOTE 9 CONTINGENT LIABILITY

Contingent liability consisted of the following items as of December 31, 2019 and 2018:

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

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 As of December 31, 2019 and 2018, the balance of this indebtedness is as follows:

	2019	2018

Disputed note payable	$450,000	$450,000
Disputed interest payable	171,247	171,247
Pending attorney fees	21,412	21,412

Contingent liability	$642,659	$642,659

NOTE 10 ACCRUED INTEREST-RELATED PARTY

As of December 31, 2019 and 2018, balances of accrued interest on this indebtedness were as follows:

	2019	2018

Accrued interest-related party	$—	$—

During the second quarter of 2018, a total of $4,771,140 was written off to extinguishment of loan due to shareholder. The remaining balance of $246,568 was reclassified as accrued interest payable (non-related party).

NOTE 11 OTHER ACCRUED LIABILITIES

As of December 31, 2019 and 2018, balances of other accrued liabilities were as follows:

	2019	2018

Management compensation	$8,873,802	$8,873,802
Accrued interest-non-related party	5,956,368	4,809,644
Board of Director fees	1,050,000	900,000
State fees	2,800	21,000
Payroll tax liabilities	—	2,927
Other	8,817	7,399
Total other accrued liabilities	$15,891,787	$14,614,772

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

NOTE 12 EXTINGUISHMENT OF LOAN DUE TO SHAREHOLDER

During 2018 an expired promissory note and the accrued interest were written off to extinguishment of loan due to shareholder due in accordance with Florida Law 95.11 (2)(b) on the expiration of debt. The principal amount of $3,000,000 and accrued interest of $4,771,140 was written off.

NOTE 13 LEGAL PROCEEDINGS

Advanzeon is a party to litigation in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Case No. 12-CA-2570, arising from an alleged breach of a Term Sheet. On March 8, 2017 the Court determined that Advanzeon breached the Term Sheet and entered a Final Judgment in the amount of $866,052 bearing interest at the statutory rate. In February 2018, a final judgment awarding attorney’s in the amount of $167,959.72 was entered in favor of the Plaintiff, Katzman. In June 2018, as part of the execution of judgment process, in a motion for proceedings supplementary, pursuant to agreement of the parties the court entered an order appointing  a special master to review the financial condition of Advanzeon to determine if the foregoing judgment could be paid and if so from what assets. Advanzeon has objected to paying the Final Judgment amount and the Parties have been ordered to Mediation to take place in 2020.

The Company has filed a claim for money it maintains is owed by Universal Health Care Insurance Company. In re: The Receivership of Universal Health Care Insurance Company. Case number 2013-CA-00358 and Case number 2013-CA-00375 in the Second Judicial Circuit Court, Leon County, FL. The objection to the claim by the receivership was heard April 4, 2018 and on May 15, 2018 the court entered an Order awarding Company $139,344.04 and $130,406.06, representing a portion of monies claimed by the Company owed it by Universal. The Company agrees it is owed the $269,750.10 and filed for a rehearing as to that portion of the Order specific to the additional monies owed to it. The rehearing was denied. On July 20, 2018 Company filed an appeal with the First District Court of Appeals with respect the denial by the court.  The Company filed the appeal from the court denial of the additional monies owed to the Company by Universal Health Care Insurance Company. The additional monies the Company believes are owed to it are in excess of $900,000, but less than $1,000,000.

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In Michael Ross et. al v. Advanzeon Solutions, Inc., Plaintiff is suing the Company for money it claims is owed pursuant to a promissory note. Plaintiff has not proceeded with any action and may be subject to a motion to dismiss for failure to prosecute. If any further action is taken by the Plaintiff the Company will file a motion for summary judgment. Case Number 16-CA-005737, Thirteenth Judicial Circuit Court Hillsborough County, FL. Filed April 7, 2015. This is the third attempt by the Plaintiff on the same note. The prior two actions were dismissed. The Company will continue to vigorously defend its position.

In Advanzeon Solutions, Inc. v. Mayer Hoffman et. al., Case Number 16-CA-005737 Filed June 17, 2016 Thirteenth Judicial Circuit Court Hillsborough County, FL., the Company sued Defendants for damages for breach of audit services contract. The Judge ruled in favor of Defendants motion for summary judgment, but no judgment was entered. The Company will file for a rehearing of the summary judgment and or an appeal in the event the Court enters a judgment in favor of Defendants.

In a matter entitled Pharmacy Value Management Solutions, Inc. vs. Young & Son Tax and Accounting, LLC, Charles Young Sr., Charles Young Jr. and Jay Jacques, the Company sued for breach of accounting service contract, mandatory injunction, return of documents and conversion of accounting funds held in the accountants’ trust account. The case is in the initial discovery stage. Case Number 18-CA-000960 Thirteenth Judicial Circuit, Hillsborough County, FL. Filed March 31, 2018. The Company will aggressively pursue recovery of monies owed to it.

In a matter entitled Advanzeon Solutions, Inc. v. Cook Children’s Health Plan and Intervenors Cook Children’s Medical Center and Cook Children Physician Network, file 4/20/18; the Company filed an action contesting the validity of a final foreign judgment (Texas) which judgment was filed in the records of Hillsborough County. The Company has objected to collection activities in Hillsborough County on the judgment based upon the Texas action filed by the Company contesting the judgment.

In a matter entitled Pharmacy Value Management Solutions, Inc., d/b/a SleepMaster Solutions™ vs. Kristi Staite filed 5/7/2018 Thirteenth Judicial Circuit, PVMS brought suit against Staite for damages based upon fraud in the non performance of services Ms. Staite owed to the Company in reference to obtaining insurance qualification. The case is in the beginning stages of response and discovery. The Company will aggressively pursue recovery of the monies paid to Ms. Staite for services not rendered.

In a matter entitled Rotech Healthcare, Inc. vs. Pharmacy Value Management Solutions, Inc. case no. 18-CA – 4218 Thirteenth Judicial Circuit Court – Tampa, the Plaintiff is suing the Company for breach of contract and open account for money owed in the amount of $160,355 for services and supplies. The Company disputes the charges were not permitted under the contract and disputes the claimed amounts. Previously, the Company incorrectly reported that the matter had been settled. In fact, the Company did not execute the draft settlement agreement and the matter remains in litigation. The Company is aggressively defending against the claims asserted by Plaintiff.

In the matter Oceans Healthcare, LLC, et al, v. Comprehensive Behavior Care, Inc., et al, 19th JDC No. 59633, Div. D, the Company is aware of a claim Oceans Healthcare seeks to assert against the Company arising from services rendered by a former subsidiary. Plaintiff is attempting to serve the Company and the Company disputes the service. The amount at issue is unknown at this time. In the event the Company is served at a later date, it will aggressively defend against this claim.

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 EQUITY INSTRUMENTS

Our Series C preferred stock is currently convertible into common stock at the rate of 316.28 common shares for each share of Series C preferred, adjustable for any dilutive issuances of common occurring in the future. Series C preferred shares vote with the common stockholders on an as-converted basis. The shares are nonparticipating except that dividends, when declared by our Board of Directors on the common stock, must be paid on the Series C stock on an as-converted basis before any dividends are paid on our common stock. The Series C is also cumulative with respect to dividends on common stock and junior series of preferred stock. Other significant rights and preferences of the Series C preferred include:

•	the right to vote as a separate class to appoint five directors of the Company, and
•	liquidation preferences, whereby the Series C holders have a claim against our assets senior to the claim of the holders of our common stock in the event of our liquidation, dissolution or winding-up (the value of the liquidation preference is $250 per share, or approximately $2,608,500 at December 31, 2019 and 2018).

We also have a class of convertible preferred stock, Series D, for which 7,000 shares are authorized and 250 shares were outstanding at December 31, 2019 and 2018. The shares, which were granted in January 2012, do not vest until the tenth anniversary of the grant date. Such shares were issued in exchange for the cancellation of 120 previously granted warrants to purchase Series D shares. Once vested, a Series D preferred share will be convertible at any time into 100,000 shares of common stock, subject to adjustment in the event of any common stock dividend, split, combination thereof or other similar recapitalization, without additional consideration. Prior to vesting and thereafter, each Series D convertible preferred share is entitled to all voting, dividend, liquidation and other rights accorded a share of Series D convertible preferred stock. As to dividends, the Series D stock is noncumulative. If a dividend is declared on the common stock, each share of Series D stock is entitled to receive a dividend equal to 50% of the dividend declared for the common stock as if the Series D stock had been converted. Despite their nonvested status, voting rights of each share nevertheless consist of the right to cast the number of votes equal to those of 500,000 shares of common stock. Unless otherwise required by applicable law, holders of shares of Series D have the right to vote together with holders of common stock as a single class on all matters submitted to a vote of our stockholders.

STOCK INCENTIVE COMPENSATION PLANS

WARRANTS:

To Purchase Common Stock

During the year ended December 31, 2019, warrants were issued as parts of financing transactions to consultants and to members of our Board of Directors.

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The status of outstanding warrants for the year ended December 31, 2019 is as follows:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2019	32,468,588	0.20	1.77 years	—
Granted	17,912,108
Forfeited, expired or cancelled	(620,000)
Exercisable at December 31, 2019	49,760,696	0.20	1.77 years	—

We recognized no compensation costs during the year ended December 31, 2019 and 2018 due to the issuance of these securities.

OPTIONS:

From time-to-time, we grant stock options as compensation for services to our employees, non-employee directors and certain consultants (“grantees”) allowing grantees to purchase our common stock pursuant to stockholder-approved stock option plans. We currently have one active incentive qualified option plan, 2009 Equity Compensation Plan, that provides for the granting of stock options, stock appreciation rights, limited stock appreciation rights, restricted preferred stock, and common stock grants to grantees. Grants issued under the Plans may qualify as incentive stock options (“ISOs”) under Section422A of the Internal Revenue Code of 1986, as amended. Options for ISOs may be granted for terms of up to ten years. For the 2009 Equity Compensation Plan, the vesting period is determined by our Compensation and Stock Option Committee. The exercise price for ISOs must equal or exceed the fair market value of the underlying shares on the date of grant. The Plan also provide for the full vesting of all outstanding options under certain change of control events. The maximum number of common shares authorized for issuance under the plan is 50,000,000. We did not issue any options during the year ended December 31, 2019. The information regarding the options is set forth below.

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2019	2018

Shares available	50,000,000	50,000,000
Options outstanding (Directors and employees)	3,695,000	3,695,000
Options exercisable	3,680,000	3,680,000

In addition, under our Non-employee Directors’ Stock Option Plan, we are authorized to issue non-qualified stock options to our non-employee directors for up to 1,000,000 common shares. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by our Board of Directors’ Compensation and Stock Option Committee. Upon joining our Board of Directors, directors receive an initial grant of 25,000 options for common shares. As of December 31, 2019, there were 10,000,000 shares available for option grants and 2,678,000 options for common shares outstanding under the non-qualified directors’ plan.

A summary of activity for the year ended December 31, 2019 is as follows:

Warrants	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2019	6,407,500	0.28	3.25 years	—
Granted	—
Forfeited, expired or cancelled	—
Exercisable at December 31, 2019	6,407,500	0.28	3.25 years	—

The following table summarizes information about options granted and vested during the year ended December 31, 2019.

	2019	2018

Options granted	0	0
Weighted-average grant-date fair value ($)	N/A	N/A
Options vested	0	0
Fair value of vested options	N/A	N/A

During 2019, we granted no options for common shares to employees, non-employee directors and consultants.

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of common stock options outstanding and exercisable as of December 31, 2019 follows:

Options Outstanding	Exercise Price Range	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Options Exercisable	Weight-Average Exercise Price of Exercisable Options

6,407,500	0.28	0.25-0.65	9.85	—	N/A

NOTE 15 LEGAL SETTLEMENTS

Legal settlements were as follows:

	2019	2018

Universal Healthcare settlement (1)	$—	$269,750
John Hartman settlement (1)(2)	—	70,000
Rotech settlement (1)	112,172	(112,421)
Katzman litigation	—	(11,481)

Total legal settlement	$112,172	$215,848

(1) See Note 13 Legal Proceedings

(2) Of the $70,000 settlement, $29,858 was paid to the Company in April of 2018 and applied to the receivable balance that was recorded for the settlement.

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

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In prior years the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For the 2019 tax year the Company had net operating loss carryforwards of approximately $44,100,000 for tax purposes. The net operating loss carryforwards prior to 2018 carryforward for 20 years. Realization of the deferred tax benefit related to the carryforward is dependent upon the Company generating sufficient taxable income in the future, against which the loss can be offset, which is not guaranteed.

Deferred income taxes reflect the net tax effect of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as tax benefits of net operating loss carryforwards. The significant components of the Company’s deferred tax assets and liabilities relate to the following:

	2019	2018

Net operating loss carryfoward	$44,166,385	$40,910,571
Depreciation	—	—
Net deferred tax assts and before valuation allowance	44,166,385	40,910,571
Less: Valuation allowance	(44,166,385)	(40,910,571)

Net deferred tax assets	$—	$—

For financial reporting purposes, the Company has incurred losses in previous years. Based on the available objective evidence, including the Company’s previous losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets as of December 31, 2019 and 2018.

The effective income tax rate varied from the statutory Federal tax rate as follows:

	2019	2018

Federal statutory rate	21%	21%
Effect of net operating losses	(21)%	(21)%
Effective income tax rate	—%	—%

The company’s effective tax rate is lower than what would be expected if the federal statutory rate were applied to income (loss) before taxes, primarily due to net operating loss carryforwards.

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 OPERATING LEASES

We leased our Tampa corporate office and paid annual rent of $97,860 and $99,485 for the years ended December 31, 2019 and 2018, respectively. The term of the lease is on a month to month basis. We currently lease approximately 3,133 square feet and pay approximately $8,229 per month. The lease was renegotiated in 2019 and verbally agreed to have a three-year extension with no rent increase. We consider the condition of the leased property to be average and adequate for our current needs. In our Tampa office, we maintain clinical operations, business development, accounting, financial and regulatory reporting and other management information symptoms information systems, and provider and member service functions. Total lease expense during the year ended December 31, 2019 is $97,860.

We leased our Huntington Beach office. The term of the lease is for 1 year beginning April 18, 2018 and ending April 30, 2019 at a monthly rent of $3,700 per month. The lease has been extended on a month to month basis. We currently pay a monthly rent of $4,000. We pay the California lease payments on a residential unit that we use as an office for our account managers, sales and marketing staff. The unit is also used as a temporary residence for one of our national account managers while developing the West Coast market. We consider the condition of our leased property to be average and adequate for our current needs. Total lease expense during the year ended December 31, 2019 and 2018 is $47,453 and $14,800, respectively.

We lease a vehicle for our CEO. The term of the lease is 3 years, beginning July 9, 2018 and ending July 9, 2021. We currently pay a monthly rate of $893.

NOTE 18 RIGHT OF USE ASSETS

The Company entered into two leases for office space and one automobile lease prior to the end of the year ended December 31, 2019 that are classified as right of use assets and lease liabilities. The lease for the Company’s office spaces expire in April 2020 and June 2022. The lease for the automobile expires in June 2021. As the implicit interest rate is not readily identifiable in the leases, the Company calculated the present a value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office leases and the interest of 2.99% for the automobile lease. Applying the commercial rate, the Company calculated the present value of $361,223 for the office leases and $29,037 for the automobile leasing, that are being amortized over the life of the leases.

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018 , the right of use assets associated with future operating leases are as follows:

	2019	2018
Total present value of right of use assets
under lease agreements	$390,260	114,333

Amortization of right of use assets	(129,469)	(31,779)

Total right of use assets as of December 31, 2019	$260,791	82,554

Total amortization expense related to the right of use assets under the lease agreements was $97,690 and $31,779 for the years ended December 31, 2019 and 2018, respectively.

NOTE 19 RIGHT OF USE LEASE LIABILITIES

As disclosed in Note 17, the Company entered into two leases for office space and automobile for the year ended December 31, 2019 that are classified as right of use assets and lease liabilities.

As of December 31, 2019 and 2018, the lease liabilities associated with future payments due under the leases are as follows:

	2019	2018
Total present value of future lease payments	$390,260	114,333

Principal payments made as of the year
ended	(129,469)	(31,779)

Total right of use lease liabilities	$260,791	82,554

The following is a schedule of future minimum lease payments under the right of use lease agreements together with the present value of the net minimum lease payments as of December 31, 2019:

Total future minimum lease payments	$278,038

Less present value discount	17,247

Total right of use lease liabilities as of December 31, 2019	260,791

Less current portion due within one year	113,911

Long-term right of use liabilities	$146,880

 ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total maturities of lease liabilities as of December 31, 2019 are as follows:

	Total future
	minimum lease	Present value	Right of use
	payments	discount	lease liabilities
2020	$124,857	$10,946	$113,911
2021	103,804	5,519	98,285
2022	49,377	782	48,595
	$278,038	$17,247	$260,791

NOTE 20 OTHER MATTERS

During the year ended December 31, 2019, we funded our operations from revenues and new debt issuances. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

NOTE 21 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through April 9, 2020, the date these financial statements were available to be issued. During their evaluation, the following subsequent events were identified.

Issuance of debt and warrants

Subsequent to the balance sheet date, the Company has issued $182,000 of promissory notes. All of the debt matures in 2021 and has a stated interest rate of 12% and is unsecured. Concurrent with the issuance of debt, the Company has issued 3,114,000 warrants at an average exercise price of $0.21. At the time of issuance, all warrants had a three or five year term.

Issuance of common stock

The Company has not issued any shares subsequent to December 31, 2019.

Coronavirus Outbreak

In early 2020, an outbreak of a novel strain of coronavirus was identified and infections have been found in a number of countries around the world, including the United States. The coronavirus and its impact on trade including customer demand, travel, employee productivity, supply chain, and other economic activities has had, and may continue to have, a significant effect on financial markets and business activity. The extent of the impact of the coronavirus on our operational and financial performance is currently uncertain and cannot be predicted.

