Form 10-Q
period 2020-03-31
Advanzeon Solutions, Inc.
filed 2020-05-19
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 19, 2020, the Registrant had outstanding 71,661,656 shares of its $0.01 par value Common Stock.

ADVANZEON SOLUTIONS, INC.

- i -

ADVANZEON SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

March 31, 2020 (unaudited) and December 31, 2019

ASSETS

	March 31, 2020	December 31,
	(unaudited)	2019
CURRENT ASSETS
Cash	$14,874	$69,327
Accounts receivable	47,340	29,769
Current portion of right of use asset	94,410	113,911
Other current assets	667,082	826,597
Total current assets	823,706	1,039,604

PROPERTY, PLANT, AND EQUIPMENT
Property and equipment, net	5,995	1,239
Total property, plant, and equipment	5,995	1,239

RIGHT OF USE ASSET, NET OF CURRENT PORTION	121,322	146,880

TOTAL ASSETS	$951,023	$1,187,723

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

March 31, 2020 (unaudited) and December 31, 2019

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

	March 31, 2020	December 31,
	(unaudited)	2019
CURRENT LIABILITIES
Related party loans payable	$257,729	$342,670
Account payable	309,003	99,441
Debt	12,534,189	12,352,189
Contingent liability	642,659	642,659
Current portion of lease liability	94,410	113,911
Other accrued expenses	16,321,871	15,891,787
Total current liabilities	30,159,861	29,442,657

LEASE LIABILITY, NET OF CURRENT PORTION	121,322	146,880

TOTAL LIABILITIES	30,281,183	29,589,537

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value; 1,000,000 shares authorized, as of March 31, 2020 and December 31, 2019	-	-
Series C Convertible Preferred; $.001 par value; 14,400 shares authorized; 10,434 shares issued and outstanding as of March 31, 2020 and December 31, 2019	10	10
Series D Convertible Preferred; $.001 par value; 7,000 shares authorized; 250 shares issued issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Remaining Preferred stock; $.001 par value; 978,600 shares as of March 31, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 71,661,656 shares issued and outstanding as of March 31, 2020 and December 31, 2019	716,617	716,617
Additional paid in capital	28,719,246	28,719,246
Accumulated deficit	(58,766,033)	(57,837,687)
Total stockholders’ deficiency	(29,330,160)	(28,401,814)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$951,023	$1,187,723

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended March 31, 2020 and 2019 (unaudited)

	Three-Month Period Ended
	March 31,
	2020	2019

Revenues:
Obstructive sleep apnea (OSA)	$127,548	67,923
Total revenues	127,548	67,923

Costs and expenses:
Costs of revenues	64,909	41,660
General and administrative	596,065	425,804
Depreciation and amortization	311	205
Total costs and expenses	661,285	467,669

Loss from operations	(533,737)	(399,746)

Other income (expense):
Interest expense	(394,629)	(328,015)
Interest income	20	-
Total other income (expense)	(394,609)	(328,015)

Income taxes	-	-

Net loss	$(928,346)	$(727,761)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	71,661,656	69,690,545

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Three Month Period Ended March 31, 2020 (unaudited) and at December 31, 2019

	Series C	Series C
	Convertible	Convertible	Common
	Preferred	Preferred	Stock	Common	Additional
	Stock Number	Stock	Stock Number	Stock	Paid-in	Accumulated
	of Shares	Amount	of Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	10,434	$10	71,661,656	$716,617	$28,719,246	$(57,837,687)	$(28,401,814)

Net loss	-	-	-	-	-	(928,346)	(928,346)

Balance at March 31, 2020	10,434	$10	71,661,656	$716,617	$28,719,246	$(58,766,033)	$(29,330,160)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2020 and 2019 (unaudited)

	Three Month Periods Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(928,346)	$(727,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311	205
Stock issued for services	-	16,000
Amortization of right of use assets	45,059	12,087
Net changes in assets and liabilities:
Accounts receivable	(17,571)	3,251
Other current assets	159,515	(172,296)
Payments on lease liabilities	(45,059)	(12,087)
Accounts payable	124,621	138,528
Other accrued expenses	430,084	363,948
Net cash used in operating activities	(231,386)	(378,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(5,067)	(1,549)
Net cash used in investing activities	(5,067)	(1,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	182,000	355,000
Sale of stock	-	15,000
Net cash provided by financing activities	182,000	370,000

Net decrease in cash	(54,453)	(9,674)

CASH - Beginning of Year	69,327	25,036

CASH - END OF PERIOD	$14,874	$15,362

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Recording of right of use assets under lease agreements (ASU 2016-02)	$-	$119,640

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Advanzeon Solutions, Inc and its wholly owned subsidiary, and its respective subsidiaries (collectively referred to herein as, the “Company,” “Advanzeon,” “we”, “us,” or “our”).

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2019, the changes therein for the three month periods then ended and the results of operations for the three month periods ended March 31, 2020 and 2019.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles general accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed April 9, 2020. The results of operations for the three month periods ended March 31, 2020 and 2019 are not necessarily indicative of operating results for the full year.

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

Revenue Recognition- In accordance with FASB ASC Topic 606, "Revenue from contracts with customers", the Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Generally, this occurs upon shipment of the CPAP to their customer or when the test is performed.

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

The carrying amounts of long-term debt and estimated fair values of the attached warrants at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020		December 31, 2019
		Estimated		Estimated
		Fair Value of		Fair Value of
	Carrying	Attached	Carrying	Attached
	Amount	Warrants	Amount	Warrants

Convertible promissory notes	$7,746,173	$-	$7,564,173	$-
Short term notes payable	4,788,016	-	4,788,016	-
Loan payable related party	257,729	-	342,670	-
	$12,791,918	$-	$12,694,859	$-

During the three month period ended March 31, 2020, there have been 4 additional convertible notes issued totaling $182,000.

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

Income Taxes - We are subject to the income tax jurisdictions of the U.S. and multiple state tax jurisdictions. However, our provisions for income taxes for 2020 and 2019 include only state income taxes.

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

3.	OTHER CURRENT ASSETS

Other current assets consists of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Loans to others	$34,406	$42,676
Security and lease deposits	3,500	3,500
Capitalized portion of lease	1,523	1,808
Prepaid expenses	301,319	452,953
Miscellaneous receivable	326,334	325,660

Other current asset	$667,082	$826,597

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Property and equipment	$6,616	$1,549
Less accumulated depreciation	(621)	(310)
Property and equipment - net	$5,995	$1,239

Depreciation expense for the three month periods ended March 31, 2020 and 2019 is $311 and $56, respectively. A laptop was acquired in January of 2020.

5.	LEASEHOLD IMPROVEMENT

Leasehold improvement, net, consists of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Leasehold improvements	$2,992	$2,992
Less accumulated amortization	(2,992)	(2,992)
Leasehold improvements - net	$-	$-

Amortization expense for the three month periods ended March 31, 2020 and 2019 is $0 and $149, respectively.

6.	RELATED PARTY LOANS PAYABLE

The Company has received financing from Management of the Company as well as from members of our Board of Directors. These individuals are deemed to be related parties to the Company and their indebtedness must be disclosed separately.

As of March 31, 2020 and December 31, 2019, there are the following related party notes payable:

	March 31, 2020	December 31, 2019

Related party loans payable	$257,729	$342,670

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	DEBT

As of March 31, 2020 and December 31, 2019, the balance was as follows:

	March 31, 2020	December 31, 2019

Notes payable	$12,534,189	$12,352,189

During the three month period ended March 31, 2020, there have been 4 additional convertible-promissory notes totaling $182,000.

Break-out of debt between the parent company and our subsidiary PVMS is as follows:

	March 31, 2020	December 31, 2019

Advanzeon parent	$5,010,016	$5,010,016
PVMS	7,524,173	7,342,173
	$12,534,189	$12,352,189

At PVMS, the total of notes issued year-to-date and their dollar values were as follows:

	March 31, 2020	December 31, 2019

Number of notes issued	4	51

Dollar value	$182,000	$2,289,250

All debt is short-term in nature, one-year maturity date. All debt issued has a stated interest rate of 12% per year.

8.	CONTINGENT LIABILITY

Contingent liability consisted of 3 items:

1.	A lawsuit against the Company for $450,000 from the son of a deceased promissory note holder. This matter has been dismissed twice by the judge but is ongoing due to appeals. This case is anticipated to expire in June or July for lack of prosecution.

2.	Interest payable in the amount of $171,247 to the same person listed in (1). This interest is related to the lawsuit referenced in (1).

3.	Advanzeon won a decision on a court case against Universal Healthcare. The attorney’s fees relating to this matter total $21,412. This fee will be paid out of the proceeds of the case when collected.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020 and December 31, 2019, the balance of this indebtedness is as follows:

	March 31, 2020	December 31, 2019

Disputed note payable	$450,000	$450,000
Disputed interest payable	171,247	171,247
Pending attorney fees	21,412	21,412

Total contingent liability	$642,659	$642,659

9.	OTHER ACCRUED LIABILITIES

As of March 31, 2020 and December 31, 2019, the balance of other accrued liabilities is as follows:

	March 31, 2020	December 31, 2019

Management compensation	$8,873,802	$8,873,802
Accrued interest non-related party	6,347,826	5,956,368
Board of Director fees	1,087,500	1,050,000
State fees	-	2,800
Payroll liabilities	3,803	-
Other accrued liabilities	8,940	8,817
Total other accrued debt	$16,321,871	$15,891,787

10.	RIGHT OF USE ASSETS

The Company entered into two leases for office space and one automobile lease that are classified as right of use assets and lease liabilities. The lease for the Company’s office spaces expire in April 2020 and June 2022. The lease for the automobile expires in June 2021. As the implicit interest rate is not readily identifiable in the leases, the Company calculated the present value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office leases and the interest rate of 2.99% for the automobile lease. Applying the commercial rate, the Company calculated the present value of $294,203 for the office leases and $29,037 for the automobile leasing, that are being amortized over the life of the leases.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020, the right of use assets associated with future operating leases are as follows:

Total present value of right of use assets under lease agreements	$323,240

Amortization of right of use assets	(107,508)

Total right of use assets as of March 31, 2020	$215,732

Total amortization expense related to the right of use assets under the lease agreements was $45,059 and $12,087 for the three month periods ended March 31, 2020 and 2019, respectively.

11.	RIGHT OF USE LEASE LIABILITIES

As disclosed in Note 10, the Company entered into two leases for office space and automobile lease that are classified as right of use assets and lease liabilities.

As of March 31, 2020, the lease liabilities associated with future payments due under the leases are as follows:

Total present value of future lease payments	$323,240

Principal payments made as of the quarter ended March 31, 2020	(107,508)

Total right of use lease liabilities as of March 31, 2020	$215,732

The following is a schedule of future minimum lease payments under the right of use lease agreements together with the present value of the net minimum lease payments as of March 31, 2020:

Total future minimum lease payments	$229,376

Less present value discount	13,644

Total right of use lease liabilities as of March 31, 2020	215,732

Less current portion due within one year	94,410

Long-term right of use liabilities	$121,322

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total maturities of lease liabilities as of March 31, 2020 are as follows:

	Total future
	minimum lease	Present value	Right of use
	payments	discount	lease liabilities
2020	$103,639	$9,229	$94,410
2021	101,095	4,191	96,904
2022	24,642	224	24,418
	$229,376	$13,644	$215,732

12.	COMMON STOCK

During the three month period ended March 31, 2020, the Company has not issued any shares.

During the three month period ended March 31, 2019, the Company issued 700,000 shares of its common stock as follows:

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

Except as disclosed above and in Item 1, all of the legal proceedings for the three month period ended March 31, 2020, are disclosed in our annual report on Form10-K for the year ended December 31, 2019, filed on April 9, 2020.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through May 19, 2020, the date these financial statements were available to be issued. During its evaluation, the following subsequent events were identified:

Issuance of debt and warrants

Subsequent to the balance sheet date, the Company has issued $109,180 of convertible-promissory notes. All of the debt matures in 2021 and has a stated interest rate of 10% and is unsecured. Concurrent with the issuance of debt, the Company has issued 196,058 warrants at an average exercise price of $0.23 At the time of issuance, all warrants had a three or five year term.

On April 27, 2020, the Company filed a report on Form 8-K regarding our entry into a material definitive agreement and the creation of a direct financial obligation which report is hereby incorporated herein by reference.

Agreements

On May 13, 2020, we entered into an Exchange Agreement (the “Agreement”) with certain holders of our 10% Senior Debt Due April 15, 2012 (collectively, the “Noteholders”). The Agreement provides that the Noteholders with Notes, totaling $2,916,869 of principal and accrued but unpaid interest, exchange their Notes for 14,584,350 shares of the Company’s Common Stock and 5,121,105 Common Stock purchase warrants. The exchange rate was $0.20 per share, which was the market price of the Common Stock as of April 21, 2020. The warrants are for a term of five years and the exercise price is $0.25 per share. The Agreement further provides that the Noteholders lock-up their acquired shares until the earlier of (a) one year from the date of the Agreement, or (b) the average daily trading volume of the Company’s Common Stock is no less than 500,000 shares for 30 consecutive trading days (collectively, the “Lock-up Period”). Following the Lock-up Period and for a period of 18 months from the date of the Agreement, if the Noteholders intend to sell more than 200,000 shares on any single trading day, the Noteholders shall give the Company prior notice of the amount of shares they intend to sell and the Company shall have a right to purchase all, but not less than all, of the offered shares at the closing bid price of the Common Stock on the date of the notice. The Agreement is in further implementation of the Company’s strategy to position the Company for the relisting of its securities on a national stock exchange such as the New York Exchange, the American Exchange or NASDAQ.

ADVANZEON SOLUTIONS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following information should be read in conjunction with the financial statements and notes thereto and in conjunction with Managements’ Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

The first quarter of 2020 saw the beginnings of a dramatic shift in the economic business structure of the U.S., ultimately resulting in substantial nationwide business closures and employee layoffs/furloughs. Unemployment went from a low of 3.6% to over 14% in April 2020 – an almost overnight shift. All of this was a result of the rapid spread of COVID-19. Caught up in the business closures during a national “stay at home” directive, were a significant number of Concentra clinics. During this same period, the federal government, specifically the Department of Transportation (“DOT”), suspended the need for interstate commercial drivers to report for previously mandated DOT physical exams and lifted the commercial drivers’ driving time restrictions. While the Company is substantially dependent upon the commercial drivers’ need for these physical exams, their attendance at various Concentra clinics for these exams and the referral of the drivers by these clinics to the Company when sleep apnea is suspected, these closures and the suspension of the DOT physical exams did not adversely impact on the Company as much as might have been anticipated. The company was well positioned to withstand these events and had established itself securely enough with both the still open Concentra clinics and new business accounts to maintain its referral momentum, albeit not at the same pace.

The Company’s sales in January 2020 were up 74% compared to its sales in January 2019. The Company’s sales in February 2020 increased 101% over its sales in February 2019. The Company’s overall sales during the first quarter of 2020 increased over 88%. This increase resulted largely from the Company’s senior management’s positioning with senior management of Concentra, its sales reps’ strategic restarting of their regional contacts with Concentra clinic managers and the hiring of additional customer service representatives, adding depth to an already solid rep force. The Company’s growth over 2019 has continued into the second quarter of 2020 with current sales being up an additional 7% over last year’s comparable period. It is also notable that during the first quarter of 2020, approximately 7% of the Company’s increased sales over the comparable period of 2019 were occasioned by relationships established by the Company at the end of 2019 with new third-party payers such as The Pacific Gas & Electric Company (PG&E); the United States Postal Service in Indianapolis, Indiana; a West Coast-based Workers’ Compensation organization with substantial national accounts; and the Transit Authority in Baltimore, Maryland. We expect our growth pattern to continue in 2020 as the Company spends more time encouraging these new accounts to utilize the Company’s services, exclusively, and as relationships established by the Company with labor in the latter part of 2019 and into 2020 mature and strengthen.

Additionally, the Company would note that while its staff was offered the choice of working from home or at the Company’s offices, 100% of the Company’s employees elected to work from the Company’s offices. Thus, notwithstanding the fact that many of the Company’s accounts were not reachable, either personally or by phone, during the first quarter of 2020, the Company’s staff diligently pursued those contacts and new accounts in a coordinated effort to maintain and increase the Company’s business.

ADVANZEON SOLUTIONS, INC.

While a number of labor-related programs were put on hold during the first quarter of 2020, the Company elected to engage in a modified launch of its program with CoreChoice. In March of 2020, the Company prepared for this launch to a limited number of CoreChoice facilities (350 clinics). This launch occurred in late April 2020, and while revenues have not yet commenced from these clinics, management fully expects same to occur within the next 30 – 45 days as the CoreChoice clinics reopen.

In addition, the Company hired two senior labor consultants whose directive is to enhance our sales revenue from the Western Teamsters Welfare Trust Fund, a long-standing Company account, and increase the Company’s revenue through new accounts from the labor/union market.

Additionally, the Company accelerated the development of its CPAP sanitizing device and daily sanitizing wipes product line (see our announcement of April 13, 2020). In April 2020, we commenced taking orders for this product line and first deliveries to our customers are expected to occur by the end of May. The Company’s sales reps market our sanitizer and sanitizing wipes products in tandem with sales of the Company’s CPAP device.

The Company believes that its sales activities will shortly place the Company in a position to move forward with its expressed intent to relist the Company on NASDAQ. In the first quarter of 2020, the Company commenced activities aimed at reducing Company debt, much of which existed with the Company for decades. In the second quarter of 2020, the Company successfully negotiated with debt holders holding debt against the Company of approximately $2.9 million to convert that debt into Common Stock of the Company (equity). Additionally, the Company has received commitments to convert another approximately $7 million of debt into equity of the Company. The Company intends to pursue these efforts with the goal of ultimately converting much, if not all, of the Company’s long-standing debt (as opposed to continuing operation expenses) into equity in the Company, bringing it one step closer to its “up-listing” goal.

Sources of Revenue

A quantitative summary of our revenues by source category for the three month periods ended March 31, 2020 and 2019:

	2020	2019	Change

OSA- related	$127,548	$67,923	$59,625

Results of Operations

OSA services increased to $127,548 in 2020 from $67,923 in 2019. The increase was primarily the result of the timing of the Concentra launch. Last year, on May 14, 2019, we reached an agreement with Concentra whereby Concentra engaged the Company, and the Company accepted the engagement, to serve as Concentra’s preferred national sleep apnea services provider. The launch by Concentra of this program included notifying all of the Concentra clinics of same. The launch was delayed but was initiated during the fourth quarter of 2019.

Cost of revenues increased to $64,909 in 2020 from $41,660 in 2019 due to an increase in sales.

ADVANZEON SOLUTIONS, INC.

General and administrative expense

General and administrative expense in total for the three month periods ended March 31, 2020 and 2019 was as follows:

2020	$596,065
2019	425,804
Change	$170,261
Percentage Change	39.99%

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses for the three month periods ended March 31, 2020 and 2019 is as follows:

				Percent
	2020	2019	Change	Change

Parent	$243,222	$196,135	$47,087	24.01%
PVMS	352,843	229,669	123,174	53.63%

Total	$596,065	$425,804	$170,261	39.99%

Parent Company Level

				Percent
	2020	2019	Change	Change

Professional fees	$166,376	$124,461	$41,915	33.68%
Travel expense	67	3,000	(2,933)	-97.77%
Board of Directors fees	37,500	37,500	-	0.00%
Rent expense	23,181	25,829	(2,648)	-10.25%
Other	16,098	5,345	10,753	201.18%

Total general and administrative	$243,222	$196,135	$47,087	24.01%

Explanations of variations by line item follow:

Travel expense decreased by $2,933 due to main operations moving to the subsidiary level.

Professional fees increased by $41,915. There was increase due to a new consulting service expenses in the total of $118,000 and an increase of $11,197 in legal fees in the three month period ended March 31, 2020 compared to the three month period ended March 31, 2019. Audit fees decreased by $63,550 and accounting fees decreased by $19,832 due to the fact that the 2019 10-K was filed in April 2020.

Rent expense has stayed relatively the same.

Other general and administrative expense increased by $10,753. This increase was due to a new D&O Insurance expense of $12,780 while other miscellaneous items decreased by $2,000.

ADVANZEON SOLUTIONS, INC.

PVMS Subsidiary Level

				Percent
	2020	2019	Change	Change

Payroll related	$175,872	$102,145	$73,727	72.18%
Travel and related expense	66,165	39,427	26,738	67.82%
Professional fees	51,792	42,497	9,295	21.87%
Marketing costs	16,834	7,500	9,334	124.45%
Automobile expense	7,394	5,561	1,833	32.96%
Office supplies	2,942	8,859	(5,917)	-66.79%
Rent expense	11,837	10,549	1,288	12.21%
Other	20,007	13,131	6,876	52.36%

Total general and administrative	$352,843	$229,669	$123,174	53.63%

Explanations of variations by line item follow:

Payroll related expenses increased $73,727. There are 5 additional subcontractors in the three months ended March 31, 2020 that were used in the comparable period in 2019.

Travel expense increased by 26,738 due to the company’s increased travel between states.

Professional Fees increase by $9,295. The company hired 5 new consultants to bring in additional revenue.

Marketing costs increased by $9,334. In August 2019, the company hired a new advertising firm to work on the company’s website.

Office supplies decreased by $5,917 due to office supplies were fully stocked going into the new year of 2020.

Rent expense stayed relatively the same.

Other general and administrative expense increased by $6,876. This is due to revamp of website, employee benefits, and printing and postage for a conference.

ADVANZEON SOLUTIONS, INC.

Interest expense

Interest expense in total for the three month periods ended March 31, 2020 and 2019 was as follows:

2020	$394,629
2019	328,015
Change	$66,614
Percentage Change	20.31%

A breakdown of the interest expense for the three month periods ended March 31, 2020 and 2019 is as follows:

	2020	2019	Change

Parent	$144,113	$163,092	$(18,979)
PVMS	250,516	164,923	85,593

Total	$394,629	$328,015	$66,614

ADVANZEON SOLUTIONS, INC.

Financial Condition

Liquidity and Capital Resources

During the three month period ended March 31, 2020, we funded our operations from revenues and $182,000 in private borrowings. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

Short Term: We funded our operations with revenues from sales and private borrowings.

Subsequent Events

Subsequent to March 31, 2020, we issued a convertible promissory note in the principal amount of $109,180. The term of the note is 12 months and the interest rate is 10% per annum.

On April 27, 2020, we filed a report on Form 8-K regarding our entry into a material definitive agreement and the creation of a direct financial obligation which report is hereby incorporated herein by reference.

Agreements

On May 13, 2020, we entered into an Exchange Agreement (the “Agreement”) with certain holders of our 10% Senior Debt Due April 15, 2012 (collectively, the “Noteholders”). The Agreement provides that the Noteholders with Notes, totaling $2,916,869 of principal and accrued but unpaid interest, exchange their Notes for 14,584,350 shares of the Company’s Common Stock and 5,121,105 Common Stock purchase warrants. The exchange rate was $0.20 per share, which was the market price of the Common Stock as of April 21, 2020. The warrants are for a term of five years and the exercise price is $0.25 per share. The Agreement further provides that the Noteholders lock-up their acquired shares until the earlier of (a) one year from the date of the Agreement, or (b) the average daily trading volume of the Company’s Common Stock is no less than 500,000 shares for 30 consecutive trading days (collectively, the “Lock-up Period”). Following the Lock-up Period and for a period of 18 months from the date of the Agreement, if the Noteholders intend to sell more than 200,000 shares on any single trading day, the Noteholders shall give the Company prior notice of the amount of shares they intend to sell and the Company shall have a right to purchase all, but not less than all, of the offered shares at the closing bid price of the Common Stock on the date of the notice. The Agreement is in further implementation of the Company’s strategy to position the Company for the relisting of its securities on a national stock exchange such as the New York Exchange, the American Exchange or NASDAQ.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our CFO concluded that, as of March 31, 2020, our internal controls over financial reporting were not optimally effective in the specific areas described in the paragraphs below.

ADVANZEON SOLUTIONS, INC.

As of March 31, 2020, our CFO identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

●	Policies and Procedures for the Financial Close and Reporting Process – During the period of this report, the Company’s policies or procedures did not clearly define the roles in the financial reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having clear policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

●	Representative with Financial Expertise – For three month period ended March 31, 2020, the Company did not continuously have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. Failure to have, continuously, an employee with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

ADVANZEON SOLUTIONS, INC.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

With the exception of the matter set forth below, all of the legal proceedings for the three month period ended March 31, 2020, are disclosed in our annual report on Form 10-K for the year ended December 31, 2019, filed on April 9, 2020.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the matter set forth below, the sale of unregistered securities for the three month period ended March 31, 2020 were disclosed in our annual report on Form 10-K for the year ended December 31, 2019, filed on April 9, 2020.

On March 22, 2020, we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On March 31, 2020, we issued 169,551 warrants to our Chief Executive Officer in lieu of 2020 first quarter salary. The warrants have a term of five years and an exercise price of $0.39 per warrant.

We relied on Section 4 (2) of the Securities Act of 1933, as amended and or Section 501 of Regulation D promulgated under said Act as the exemption from registration under the Act.

Item 3. Exhibits

Documents filed as part of this Report.

Exhibit 31.1 Certification of Clark A. Marcus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Lloyd K. Marcus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.0 Current Report on Form 8-K dated April 27, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanzeon Solutions, Inc.

Registrant

Date: May 19, 2020	By:	/s/ Clark A. Marcus
Clark A. Marcus,
Chief Executive Officer

Date: May 19, 2020	By:	/s/ Lloyd K. Marcus
Lloyd K. Marcus,
Chief Accounting Officer