Form 10-K/A
period 2019-12-31
Advanzeon Solutions, Inc.
filed 2020-07-08
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

The purpose of this amendment to Advanzeon Solutions Inc. Annual Report on Form 10-K for the year ended December 31, 2019 is to add the additional activity for the year ended December 31, 2018 to the statement of stockholders deficiency, to organize the Exhibits 31 and 32 in numerical order, to add the certification of the CFO, and on page 53 disclose the relationship between our CEO and our Chief Accounting Officer.

No other changes have been made to the Form 10-K. This amendment to the Form 10-K is presented as of the filing date of the original Form 10-Q and does not modify or update in any way the disclosures made in the original Form 10-K.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-K/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the items noted above no other information included in the Company's original Form 10-K is being amended by this Form 10-K/A.

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

Exhibit Number	Description and Reference

3.0(i)	Certificate of Correction (1)

3.1	Amended and Restated Bylaws, as amended July 20, 2000.(4)

3.2	Amendment to Amended and Restated Bylaws, effective June 14, 2005.(3)

3.3	Amendment to Amended and Restated Bylaws, effective October 28, 2005.(8)

3.4	Amendment to Amended and Restated Bylaws, effective January 12, 2007.(13)

3.5	Certificate of Designation, Rights and Preferences of Series D Convertible Preferred Stock of the Company.(34)

3.6	Amendment to Amended and Restated Bylaws, effective May 11, 2009.(15)

3.7	Certificate of Designation, Rights and Preferences of Series C Convertible Preferred Stock.(34)

4.1	Form of Common Stock Certificate.(7)

4.2	Subscription Agreement dated February 23, 2009 between the Company and Howard M. Jenkins (18)

4.3	Subscription Agreement dated February 26, 2009 between the Company and Harry Ross (20)

4.4	Form of warrant to purchase Series D Preferred Stock issued by the Company on March 31, 2009 (14)

4.5	Form of warrant to purchase Series D Preferred Stock issued by the Company on May 13, 2009 (15)

4.6	Form of 10% Senior Promissory Note issued by the Company to Lloyd I. Miller, III (22)

4.7	Warrant to purchase Common Stock dated April 30, 2010 issued by the Company to Lloyd I. Miller, III (22)

4.8	Subscription Agreement dated April 14, 2010 between the Company and Howard Jenkins (23)

4.9	Convertible promissory note dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.10	Warrant to purchase Common Stock dated June 4, 2010 issued by the Company to Howard Jenkins (23)

4.11	Form of 10% Senior Promissory Note issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.12	Form of warrant to purchase Common Stock issued by the Company to the James A. & Rosemary L. Meyer Trust (24)

4.13	Form of 10% Senior Promissory Note issued by the Company to the Schwarting Revocable Trust (24)

4.14	Form of warrant to purchase Common Stock issued by the Company to the Schwarting Revocable Trust (24)

4.15	Form of 10% Senior Promissory Note issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.16	Form of warrant to purchase Common Stock issued by the Company to the Linda S. Vogt Indenture Trust (25)

4.17	Subscription Agreement dated July 27, 2010 between the Company and Howard Jenkins (26)

4.18	Form of warrant to purchase Common Stock dated June 30, 2010 issued by the Company to Clark Marcus and Giuseppe Crisafi (27)

4.19	Form of warrant to purchase Common Stock dated September 18, 2010 issued by the Company to MSO of Puerto Rico, Inc. (27)
4.20	Form of Subscription Agreement dated August 30, 2011 between the Company and Sherfam Inc. and two individuals. (30)

4.21	Form of Convertible Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.22	Form of Addendum to Promissory Note dated August 30, 2011 issued by the Company to Sherfam Inc. and two individuals. (30)

4.23	Form of Warrant to Purchase Shares of Common Stock of the Company issued by the Company to Sherfam Inc. and two individuals. (30)

4.24	Loan Extension Agreement dated March 15, 2013 between the Company and Sherfam Inc. (33)

10.1	Form of Stock Option Agreement. *(1)

10.2	Advanzeon Solutions, Inc. 1995 Incentive Plan, as amended on November 17, 1998. (5)

10.3	Amended and Restated Non-Employee Directors’ Stock Option Plan. *(2)

10.4	Amendment No. 1 to Advanzeon Solutions, Inc. Amended and Restated Non-Employee Directors’ Stock Option Plan, effective as of March 23, 2006. *(9)

10.5	Advanzeon Solutions, Inc. 2002 Incentive Plan as amended. *(6)

10.6	Lease Agreement between Comprehensive Behavioral Care, Inc. and Highwoods/Florida Holdings, L.P., dated November 12, 2008. (11)

10.7	Merger Agreement, dated as of January20, 2009, among Advanzeon Solutions, Inc., Advanzeon Acquisition, Inc. and Core Corporate Consulting Group, Inc. (12)

10.8	Employment Agreement dated March 5, 2009 between the Company and Robert J. Landis. *(13)

10.9	Employment Agreement dated May 11, 2009 between the Company and Clark A. Marcus. *(15)

10.10	Callable Convertible Promissory Note dated June 24, 2009 between Advanzeon Solutions, Inc. and Howard Jenkins (19)

10.11	Advanzeon Solutions, Inc. 2009 Equity Compensation Plan*(17)

10.12	Agreement of Exchange and Issuance of Senior Notes and Warrants dated April 30, 2010 between the Company and Lloyd I. Miller, III (22)

10.13	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the James A. & Rosemary L. Meyer Trust (24)

10.14	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 14, 2010 between the Company and the Schwarting Revocable Trust (24)

10.15	Agreement of Exchange and Issuance of Senior Notes and Warrants dated June 17, 2010 between the Company and the Linda S. Vogt Indenture Trust (25)

10.16	Agreement for the Provision of Services dated September 18, 2010 between Advanzeon de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (29)

10.17	Amendment effective May 10, 2011 to the Agreement for the Provision of Services dated September 18, 2010 between Advanzeon de Puerto Rico, Inc. and MMM Healthcare, Inc. and PMC Medicare Choice, Inc. (33)

10.18	Second Amendment to the Agreement for the Provision of Services with an effective date of March 1, 2012, by and between Advanzeon de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. (31)

10.19	Third Amendment to the Agreement for the Provision of Services with an effective date of May 1, 2012, by and between Advanzeon de Puerto Rico, Inc. and MSO of Puerto Rico, Inc. (32)

10.20	Lease between Twin Lakes Office Park and Advanzeon Solutions, Inc. dated May 23, 2014 (35)

14.1	Code of Business Conduct and Ethics (Revised). (10)

16	Letter dated November 19, 2010 from Kirkland, Russ, Murphy & Tapp. PA (“KRMT”) to the U.S. Securities and Exchange Commission stating its agreement with the Company’s statements made concerning KRMT in the Company’s Form 8-K disclosure under Item 4.01 “Changes in Registrant’s Certifying Accountant.” (28)

21.1	List of the Company’s active subsidiaries (Previously filed)

23.1	Consent of Louis Plung & Company (Previously filed).

31.1	Advanzeon Solutions, Inc. CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Advanzeon Solutions, Inc. CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Advanzeon Solutions, Inc. CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Advanzeon Solutions, Inc. CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Audit Committee Charter (33)

99.2	Compensation and Stock Option Committee Charter (33)

101	The following materials from Advanzeon Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholder’s Equity Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1)	Filed as an exhibit to the Company’s Form 10-K for the years ended December 31, 2015, 2016 and 2017.

(2)	Filed as an exhibit to the Company’s Form 8-K dated November 9, 1995.

(3)	Filed as an exhibit to the Company’s Form 8-K dated June 14, 2005.

(4)	Filed as an exhibit to the Company’s Form 10-K for the year ended May 31, 2000.

(5)	Filed as an exhibit to the Company’s Form 8-K dated November 25, 1998.

(6)	Filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed on January 28, 2005.

(7)	Filed as an exhibit to Form S-8 (File No. 333-108561) filed on September 5, 2003.

(8)	Filed as an exhibit to the Company’s Form 8-K, dated November 3, 2005.

(9)	Filed as an exhibit to the Company’s Form 10-K for the fiscal year ended May 31, 2006.

(10)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2007.

(11)	Filed as an exhibit to the Company’s Form 8-K, dated November 12, 2008.

(12)	Filed as an exhibit to the Company’s Form 8-K, dated January 16, 2009.

(13)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2008.

(14)	Filed as an exhibit to the Company’s Form 8-K, dated March 31, 2009.

(15)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended March 31, 2009.

(16)	Filed as an exhibit to the Company’s Form 8-K, dated June 17, 2009.

(17)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended September 30, 2009.

(18)	Filed as an exhibit to the Company’s Form 8-K, dated February 25, 2009.

(19)	Filed as an exhibit to the Company’s Form 8-K, dated June 24, 2009.

(20)	Filed as an exhibit to the Company’s Form 8-K/A, dated January 16, 2009 and filed April 6, 2009.

(21)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009.

(22)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.

(23)	Filed as an exhibit to the Company’s Form 8-K, dated June 10, 2010.

(24)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2009.

(25)	Filed as an exhibit to the Company’s Form 8-K, dated May 6, 2010.

(26)	Filed as an exhibit to the Company’s Form 8-K, dated June 10, 2010.

(27)	Filed as an exhibit to the Company’s Form 10-Q for the quarterly period ended June 30, 2010.

(28)	Filed as an exhibit to the Company’s Form 8-K, dated November 19, 2010.

(29)	Filed as an exhibit to the Company’s Form 10-Q/A for the quarterly period ended September 30, 2010.

(30)	Filed as an exhibit to the Company’s Form 8-K, dated August 30, 2011.

(31)	Filed as an exhibit to the Company’s Form 8-K, dated March 5, 2012.

(32)	Filed as an exhibit to the Company’s Form 8-K, dated June 25, 2012.

(33)	Filed as an exhibit to the Company’s Form 10-K for the year ended December 31, 2012.

(34)	Filed as an exhibit to the Company’s Form 10-K for the years ended December 31, 2013 and 2014.

(35)	Filed as an exhibit to the Company Annual Report on Form 10-K for the years ended December 31, 2015, 2016 and 2017.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, July 7, 2020.

ADVANZEON SOLUTIONS, INC.

By:	/s/ CLARK A. MARCUS
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated as of July 7, 2020.

SIGNATURE	TITLE

/s/ CLARK A. MARCUS	Chief Executive Officer and Chairman (Principal Executive Officer)
Clark A. Marcus
Director, and Chief Financial Officer
/s/ ARNOLD B. FINESTONE, Ph.D.	(Principal Financial Officer)
Arnold B. Finestone, Ph.D.

/s/ LLOYD K. MARCUS	Chief Accounting Officer (Principal Accounting Officer)
Lloyd K. Marcus /s/ ARTHUR K. YEAP	Director
Arthur K. Yeap

/s/ SHARON KAY RAY	Director
Sharon Kay Ray

/s/ JAMES L. KOENIG	Director
James L. Koenig

/s/ MARK T. HEIDT	Director
Mark T. Heidt

/s/ STEPHEN M. KREITZER, MD.	Director
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

 The accompanying notes are an integral part of these consolidated financial statements

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2019 and 2018

	Series C Convertible Preferred Stock Number of Shares	Series C Convertible Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2017	10,434	$521,700	63,063,685	$630,637	$27,235,066	$(59,411,526)	$(31,024,123)

Stock issued for settlement
of accounting services	—	—	2,000,000	20,000	220,000	—	240,000

Issuance of stock options	—	—	1,597,971	15,980	35,251	—	51,231

Par value adjustment to Series
C Convertible Perferred Stock*	—	(521,690)	—	—	521,690	—	—

Net income	—	—	—	—	—	4,829,653	4,829,653

Balance at December 31, 2018	10,434	10	66,661,656	666,617	28,012,007	(54,581,873)	(25,903,239)

Stock issued for services	—	—	4,500,000	45,000	444,000	—	489,000

Sale of warrants	—	—	—	—	253,239	—	253,239

Sale of stock	—	—	500,000	5,000	10,000	—	15,000

Net loss	—	—	—	—	—	(3,255,814)	(3,255,814)

Balance at December 31, 2019	10,434	$10	71,661,656	$716,617	$28,719,246	$(57,837,687)	$(28,401,814)

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

