Form 10-Q/A
period 2020-03-31
Advanzeon Solutions, Inc.
filed 2020-07-31
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this amendment to Advanzion Solutions, Inc. Quarterly Report on Form 10-Q for the three month period ended March 31, 2020, is to include the last two fiscal years in the Consolidated Statement of Stockholder’s Deficiency and to have our Chief Financial Officer sign the certification in Exhibits 31.2 and 32.2.

No other changes have been made to the Form 10-Q. This amendment to the Form 10-Q is presented as of the filing date of the Form 10-Q/A to the Form 10-Q and does not change and does not modify or update in any way the disclosure made in the Form 10-Q.

Pursuant to Rule 12-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A includes new certifications by our principal executive officer and our principal financial officer.

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

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the Three Month Period Ended March 31, 2020 (unaudited) and at December 31, 2019

	Series C convertible Preferred Stock Number of Shares	Series C Convertible Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid - in Capital	Accumulated Deficit	Total
Balance at December 31, 2018	10,434	$10	66,661,656	$666,617	$28,012,007	$(54,581,873)	$(25,903,239)
Stock Issued for Services	—	—	200,000	2,000	14,000	—	16,000
Sale of Stock	—	—	500,000	5,000	10,000	—	15,000
Net Loss	—	—	—	—	—	(727,761)	(727,761)
Balance at March 31, 2019	10,434	10	67,361,656	673,617	28,036,007	(55,309,634)	(26,600,000)
Stock Issued for Services	—	—	—	—	—	—	—
Sale of Stock	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(614,990)	(614,990)
Balance at June 30, 2019	10,434	10	67,361,656	673,617	28,036,007	(55,924,624)	(27,214,990)
Stock Issued for Services	—	—	—	—	—	—	—
Sale of Stock	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(747,801)	(747,801)
Balance at September 30, 2019	10,434	10	67,361,656	673,617	28,036,007	(56,672,425)	(27,962,791)
Stock Issued for Services	—	—	4,300,000	43,000	430,000	—	473,000
Sale of Warrants	—	—	—	—	253,239	—	253,239
Sale of Stock	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(1,165,262)	(1,165,262)
Balance at December 31, 2019	10,434	10	71,661,656	716,617	28,719,246	(57,837,687)	(28,401,814)
Stock Issued for Services	—	—	—	—	—	—	—
Sale of Warrants	—	—	—	—	—	—	—
Sale of Stock	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(928,346)	(928,346)
Balance at March 31, 2020	10,434	10	71,661,656	716,617	28,719,246	(58,766,033)	(29,330,160)

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

Exhibit 31.1 Certification of Clark A. Marcus pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Arnold B. Finestonepursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Advanzeon Solutions, Inc.

Registrant

Date: July 31, 2020	By:	/s/ Clark A. Marcus
Clark A. Marcus,
Chief Executive Officer

Date: July 31, 2020	By:	/s/ Arnold B. Finestone
Arnold B. Finestone
Chief Accounting Officer