Form 10-Q
period 2020-06-30
Advanzeon Solutions, Inc.
filed 2020-08-19
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2020, the Registrant had outstanding 117,516,838 shares of its $0.01 par value Common Stock.

1

ADVANZEON SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2020 (unaudited) and December 31, 2019

	June 30, 2020	December 31,
	(unaudited)	2019
ASSETS
CURRENT ASSETS
Cash	$145,915	$69,327
Restricted cash	845,340	—
Accounts receivable	40,990	29,769
Current portion of right of use asset	136,230	113,911
Other current assets	657,025	826,597
Total current assets	1,825,500	1,039,604

PROPERTY, PLANT, AND EQUIPMENT
Property and equipment, net	5,683	1,239
Leasehold improvements, net	—	—
Total property, plant, and equipment	5,683	1,239

RIGHT OF USE ASSET, NET OF CURRENT PORTION	179,221	146,880

TOTAL ASSETS	$2,010,404	$1,187,723

CURRENT LIABILITIES
Related party loans payable	$102,229	$342,670
Account payable	403,265	99,441
Debt	10,416,176	12,352,189
Contingent liability	642,659	642,659
Current portion of lease liability	136,230	113,911
Other accrued expenses	13,742,192	15,891,787
Total current liabilities	25,442,751	29,442,657

LEASE LIABILITY, NET OF CURRENT PORTION	179,221	146,880

TOTAL LIABILITIES	25,621,972	29,589,537

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value; 1,000,000 shares authorized as of June 30, 2020 and December 31, 2019	—	—
Series C Convertible Preferred; $.001 par value; 14,400 shares authorized; 10,434 shares issued and outstanding as of June 30, 2020 and December 31, 2019	10	10
Series D Convertible Preferred; $.001 par value; 7,000 shares authorized; 250 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Remaining Preferred stock; $.001 par value; 978,600 shares authorized as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 13,201,582 shares reserved; 116,751,439 and 71,661,656 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,167,514	716,617
Additional paid in capital	35,361,980	28,719,246
Accumulated deficit	(60,141,072)	(57,837,687)
Total stockholders' deficiency	(23,611,568)	(28,401,814)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,010,404	$1,187,723

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six-Month Periods Ended June 30, 2020 and 2019 (unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues:
Obstructive sleep apnea (OSA)	$103,444	$90,453	$230,992	158,376
Total revenues	103,444	90,453	230,992	158,376

Costs and expenses:
Costs of revenues	65,000	66,157	129,909	107,817
General and administrative	715,397	416,039	1,311,462	841,843
Depreciation and amortization	312	235	623	440
Total costs and expenses	780,709	482,431	1,441,994	950,100

Loss from operations	(677,265)	(391,978)	(1,211,002)	(791,724)

Other income (expense):
Interest expense	(707,774)	(341,178)	(1,102,403)	(669,193)
Interest income	—	5,994	20	5,994
Legal settlement	—	112,172	—	112,172
Forgivable SBA EIBL loan advance	10,000	—	10,000	—
Total other expense	(697,774)	(223,012)	(1,092,383)	(551,027)

Net loss	$(1,375,039)	$(614,990)	$(2,303,385)	$(1,342,751)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Common
Shares Outstanding	79,534,495	67,361,656	75,598,076	67,027,954

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Series C convertible Preferred Stock Number of Shares	Series C Convertible Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid - in Capital	Accumulated Deficit	Total
Balance at December 31, 2018	10,434	$10	66,661,656	$666,617	$28,012,007	$(54,581,873)	$(25,903,239)
Stock Issued for Services	—	—	200,000	2,000	14,000	—	16,000
Sale of Stock	—	—	500,000	5,000	10,000	—	15,000
Net Loss	—	—	—	—	—	(727,761)	(727,761)
Balance at March 31, 2019	10,434	10	67,361,656	673,617	28,036,007	(55,309,634)	(26,600,000)
Stock Issued for Services	—	—	—	—	—	—	—
Sale of Stock	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(614,990)	(614,990)
Balance at June 30, 2019	10,434	10	67,361,656	673,617	28,036,007	(55,924,624)	(27,214,990)
Stock Issued for Services	—	—	—	—	—	—	—
Sale of Stock	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(747,801)	(747,801)
Balance at September 30, 2019	10,434	10	67,361,656	673,617	28,036,007	(56,672,425)	(27,962,791)
Stock Issued for Services	—	—	4,300,000	43,000	430,000	—	473,000
Sale of Warrants	—	—	—	—	253,239	—	253,239
Sale of Stock	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(1,165,262)	(1,165,262)
Balance at December 31, 2019	10,434	10	71,661,656	716,617	28,719,246	(57,837,687)	(28,401,814)
Stock Issued for Services	—	—	—	—	—	—	—
Sale of Warrants	—	—	—	—	—	—	—
Sale of Stock	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(928,346)	(928,346)
Balance at March 31, 2020	10,434	10	71,661,656	716,617	28,719,246	(58,766,033)	(29,330,160)
Stock Issued for Services	—	—	—	—	—	—	—
Sale of Warrants	—	—	—	—	18,251	—	18,251
Sale of Stock	—	—	45,089,783	450,897	6,624,483	—	7,075,380
Net Loss	—	—	—		—	(1,375,039)	(1,375,039)
Balance at June 30, 2020	10,434	10	116,751,439	1,167,514	35,361,980	(60,141,072)	(23,611,568)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six-Month Periods Ended June 30, 2020 and 2019 (unaudited)

	Six-Month Periods Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,303,385)	$(1,342,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	623	440
Stock issued for services	—	16,000
Amortization of right of use assets	54,660	25,579
Net changes in assets and liabilities:
Accounts receivable	(11,221)	(2,756)
Other current assets	169,572	(712,065)
Payments on lease liabilities	(54,660)	(25,579)
Accounts payable	51,383	210,951
Other accrued expenses	1,215,572	742,356
Net cash used in operating activities	(877,456)	(1,087,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(5,067)	(1,549)
Net cash used in investing activities	(5,067)	(1,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory notes	559,360	1,070,250
Proceeds from PPP loan	1,243,840	—
Payments on debt	(17,000)	—
Sale of stock	18,251	15,000
Net cash provided by financing activities	1,804,451	1,085,250

Net increase (decrease) in cash	921,928	(4,124)

CASH - Beginning of Year	69,327	25,036

CASH AND RESTRICTED CASH - END OF PERIOD	$991,255	$20,912

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Recording of right of use assets under
lease agreements (ASU 2016-02)	$135,075	$119,640

Schedule of non-cash investing transactions:
Convertible promissory note and accrued interest
converted to common stock	$7,075,380	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Advanzeon Solutions, Inc and its wholly owned subsidiary, and its respective subsidiaries (collectively referred to herein as, the “Company” ,“Advanzeon” ,“we”, “us” or “our”).

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 31, 2019, the changes therein for the three and six-month periods then ended and the results of operations for the three and six-month periods ended June 30, 2020 and 2019.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles general accepted in the United States of America. For additional information, reference is made to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2019, filed April 9, 2020. The results of operations for the three and six-month periods ended June 30, 2020 and 2019 are not necessarily indicative of operating results for the full year.

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

Revenue Recognition - In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers", the Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Generally, this occurs upon shipment of the CPAP to their customer or when the test is performed.

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

The carrying amounts of long-term debt and estimated fair values of the attached warrants at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020		December 31, 2019
		Estimated		Estimated
		Fair Value of		Fair Value of
	Carrying	Attached	Carrying	Attached
	Amount	Warrants	Amount	Warrants

Convertible promissory notes	$5,956,533	$—	$7,564,173	$—
Short term notes payable	3,215,803	—	4,788,016	—
Loan payable related party	102,229	—	342,670	—
PPP Loan	1,243,840	—	—	—
	$10,518,405	$—	$12,694,859	$—

During the six-month period ended June 30, 2020, there have been 10 additional convertible notes issued totaling $547,360. During the six-month period ended June 30, 2020, 53 convertible notes totaling $3,727,213 plus accrued interest was converted to stock.

Cost of Revenues - Costs of services consist of supplies and operating expenses. Supplies are recognized in the period in which a patient receives the supplies.

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

Concentration of Credit Risk - The Company maintains its cash and cash equivalents with a financial institution which management believes to be of high credit quality. Their accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 in coverage. The Company had an uninsured cash balance of $595,340 as of June 30, 2020 and no uninsured cash balances as of December 31, 2019.

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

3.	CURRENT ASSETS

Cash and Restricted Cash - On April 23, 2020, the Company’s wholly owned subsidiary, Pharmacy Value Management Solutions, Inc. (‘PVMS”) received a loan in the principal amount of $1,243,840 from Mechanics Bank (the “Bank”) pursuant to the Paycheck Protection Program “PPP”. On May 22, 2020, the Bank notified PVMS that the loan was in default as a result of false statements made in the loan application. PVMS disputes the Bank’s claim and believes that it made no false statements in it's PPP loan application. The statements relate to the number of employees and the monthly payroll amounts. As a result, PVMS’ account with Mechanics Bank has been frozen with a balance of $845,340. Both PVMS and the Bank are seeking guidance from the Small Business Administration as to how to resolve this dispute. Until resolved, it is likely that this account will remain frozen.

Cash and restricted cash consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Cash	$145,915	$69,327
Restricted Cash	845,340	—

Total cash and restricted cash shown in the
consolidated statement of cash flows	$991,255	$69,327

Other current assets consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Loans to others	$34,406	$42,676
Security and lease deposits	3,500	3,500
Capitalized portion of lease	1,237	1,808
Prepaid expenses	288,487	452,953
Miscellaneous receivable	329,395	325,660

Other current asset	$657,025	$826,597

4.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Property and equipment	$6,616	$1,549
Less accumulated depreciation	(933)	(310)
Property and equipment - net	$5,683	$1,239

Depreciation expense for the six-month periods ended June 30, 2020 and 2019 is $623 and $141, respectively. A laptop was acquired in January of 2020.

5.	LEASEHOLD IMPROVEMENT

Leasehold improvement, net, consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Leasehold improvements	$2,992	$2,992
Less accumulated amortization	(2,992)	(2,992)
Leasehold improvements - net	$—	$—

Amortization expense for the six-month periods ended June 30, 2020 and 2019 is $0 and $299, respectively.

6.	RELATED PARTY LOANS PAYABLE

The Company has received financing from Management of the Company as well as from members of our Board of Directors. These individuals are deemed to be related parties to the Company and their indebtedness must be disclosed separately.

As of June 30, 2020 and December 31, 2019, there are the following related party notes payable:

	June 30, 2020	December 31, 2019

Related party loans payable	$102,229	$342,670

7.	DEBT

As of June 30, 2020 and December 31, 2019, the balance was as follows:

	June 30, 2020	December 31, 2019

Notes payable	$10,416,176	$12,352,189

During the six-month period ended June 30, 2020, there have been 10 additional convertible-promissory notes totaling $547,360. There have been 53 convertible-promissory notes totaling $3,727,213 converted to 39,652,283 shares of common stock.

On April 23, 2020, the Company’s wholly owned subsidiary, Pharmacy Value Management Solutions, Inc. (‘PVMS”) received a loan in the principal amount of $1,243,840 from Mechanics Bank (the “Bank”) pursuant to the PPP. On May 22, 2020, the Bank notified PVMS that the loan was in default as a result of false statements made in the loan application. PVMS disputes the Bank’s claim and believes that it made no false statements in its PPP loan application. The statements relate to the number of employees and the monthly payroll amounts. As a result, PVMS’ account with Mechanics Bank has been frozen with a balance of $845,340. Both PVMS and the Bank are seeking guidance from the Small Business Administration as to how to resolve this dispute. Until resolved, it is likely that this account will remain frozen.

Break-out of debt between the parent company and our subsidiary PVMS is as follows:

	June 30, 2020	December 31, 2019

Advanzeon parent	$3,381,163	$5,010,016
PVMS	7,035,013	7,342,173
	$10,416,176	$12,352,189

At Advanzeon, the total notes issued year-to-date and their dollar values were as follows:

	June 30, 2020	December 31, 2019

Number of notes issued	2	—

Dollar value	$165,360	$—

All debts issued during the six-month period ended June 30, 2020 are short-term in nature and have a stated interest rate of 10%.

At PVMS, the total of notes issued year-to-date and their dollar values were as follows:

	June 30, 2020	December 31, 2019

Number of notes issued	8	51

Dollar value	$382,000	$2,289,250

All debt is short-term in nature, one-year maturity date. All debt issued has a stated interest rate of 12%.

8.	CONTINGENT LIABILITY

Contingent liability consisted of 3 items:

1.	A lawsuit against the Company for $450,000 from the son of a deceased promissory note holder. This matter has been dismissed twice by the judge but is ongoing due to appeals. The case has been dormant over a year. The Court has not dismissed it for lack of prosecution yet. The Court does this on its own motion and because of COVID, it is not doing this at this time.
2.	Interest payable in the amount of $171,247 to the same person listed in (1). This interest is related to the lawsuit referenced in (1).
3.	Advanzeon won a decision on a court case against Universal Healthcare. The attorney's fees relating to this matter total $21,412. This fee will be paid out of the proceeds of the case when collected.

As of June 30, 2020 and December 31, 2019, the balance of this indebtedness is as follows:

	June 30, 2020	December 31, 2019

Disputed note payable	$450,000	$450,000
Disputed interest payable	171,247	171,247
Pending attorney fees	21,412	21,412

Total contingent liability	$642,659	$642,659

9.	OTHER ACCRUED LIABILITIES

As of June 30, 2020 and December 31, 2019, the balance of other accrued liabilities is as follows:

	June 30, 2020	December 31, 2019

Management compensation	$8,907,258	$8,873,802
Accrued interest non-related party	4,760,728	5,956,368
Board of Director fees	37,500	1,050,000
State fees	—	2,800
Payroll liabilities	14,047	—
Other accrued liabilities	22,659	8,817
Total other accrued debt	$13,742,192	$15,891,787

10.	RIGHT OF USE ASSETS

The Company entered into two leases, one for office space and one for an automobile lease that are classified as right of use assets and lease liabilities. The Company pays the lease payments on a residential unit in California that is used as an office/residential unit for certain of its marketing personnel. The lease is on a month-to month basis. The Company has occupied this unit for the past approximately 1-1/2 year period and intends to do so for the foreseeable future. The lease for the Company’s office space expire in June 2022.The lease for the automobile expires in June 2021.As the implicit interest rate is not readily identifiable in the leases, the Company calculated the present value of the leases using the average commercial real estate interest rate of 5.50% at the commencement of the office leases and the interest of 2.99% for the automobile lease. Applying the commercial rate, the Company calculated the present value of $339,833 for the office leases and $29,037 for the automobile leasing that are being amortized over the life of the leases.

As of June 30, 2020, the right of use assets associated with future operating leases are as follows:

Total present value of right of use assets
under lease agreements	$368,870

Amortization of right of use assets	(53,419)

Total right of use assets as of June 30, 2020	$315,451

Total amortization expense related to the right of use assets under the lease agreements was $54,660 and $25,579 for the six-month periods ended June 30, 2020 and 2019, respectively.

11.	RIGHT OF USE LEASE LIABILITIES

As disclosed in Note 10, the Company entered into two leases for office space prior to the quarter ended June 30, 2020 that are classified as right of use assets and lease liabilities.

As of June 30, 2020, the lease liabilities associated with future payments due under the leases are as follows:

Total present value of future lease payments	$368,870

Principal payments made as of the six month period ended June 30, 2020	(53,419)

Total right of use lease liabilities as of June 30, 2020	$315,451

The following is a schedule of future minimum lease payments under the right of use lease agreements together with the present value of the net minimum lease payments as of June 30, 2020:

Total future minimum lease payments	$336,671

Less present value discount	21,220

Total right of use lease liabilities as of June 30, 2020	315,451

Less current portion due within one year	136,230

Long-term right of use liabilities	$179,221

Total maturities of lease liabilities as of June 30, 2020 are as follows:

	Total future
	minimum lease	Present value	Right of use
	payments	discount	lease liabilities
2021	$150,103	$13,873	$136,230
2022	146,568	6,358	140,210
2023	40,000	989	39,011
	$336,671	$21,220	$315,451

12.	COMMON STOCK

During the six-month period ended June 30, 2020, the Company issued 45,089,783 shares of its common stock as follows:

On April 01, 2020, the Company issued 3,262,500 shares of its common stock to a board of director member who elected to convert director’s fees and salary totaling $652,500. The stock was issued at $0.20 per share.

On April 01, 2020, the Company issued 1,087,500 shares of its common stock to a board of director member who elected to convert director’s fees and salary totaling $217,500. The stock was issued at $0.20 per share.

On April 01, 2020, the Company issued 1,087,500 shares of its common stock to a board of director member who elected to convert director’s fees and salary totaling $217,500. The stock was issued at $0.20 per share.

On April 21, 2020, the Company issued 14,584,350 shares of its common stock to existing note holders who elected to convert promissory notes plus accrued and unpaid interest totaling $2,916,869. The stock was issued at $0.20 per share.

On April 21, 2020, the Company issued 1,327,252 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $265,450. The stock was issued at $0.20 per share.

On April 21, 2020, the Company issued 2,156,515 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $431,303. The stock was issued at $0.20 per share.

On May 15, 2020, the Company issued 1,263,745 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $139,012. The stock was issued at $0.11 per share.

On May 15, 2020, the Company issued 4,284,565 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $471,302. The stock was issued at $0.11 per share.

On May 15, 2020, the Company issued 7,210,168 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $793,118. The stock was issued at $0.11 per share.

On May 18, 2020, the Company issued 700,751 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $77,083. The stock was issued at $0.11 per share.

On May 21, 2020, the Company issued 502,434 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $55,268. The stock was issued at $0.11 per share.

On May 25, 2020, the Company issued 319,627 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $35,159. The stock was issued at $0.11 per share.

On May 25, 2020, the Company issued 333,824 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $36,721. The stock was issued at $0.11 per share.

On May 26, 2020, the Company issued 781,206 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $85,933. The stock was issued at $0.11 per share.

On May 28, 2020, the Company issued 884,555 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $97,301. The stock was issued at $0.11 per share.

On May 29, 2020, the Company issued 937,116 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $103,083. The stock was issued at $0.11 per share.

On June 1, 2020, the Company issued 1,024,189 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $112,661. The stocks was issued at $0.11 per share.

On June 05, 2020, the Company issued 668,797 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $73,568. The stock was issued at $0.11 per share.

On June 05, 2020, the Company issued 603,987 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $66,439. The stock was issued at $0.11 per share.

On June 12, 2020, the Company issued 1,564,245 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $172,067. The stock was issued at $0.11 per share.

On June 18, 2020, the Company issued 504,957 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $55,545. The stock was issued at $0.11 per share.

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

Except as disclosed above and in Item 1, all of the legal proceedings for the six-month period ended June 30, 2020, are disclosed in our annual report on Form10-K filed on April 9, 2020.

14.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through August 19, 2020, the date these financial statements were available to be issued. During its evaluation, the following subsequent events were identified:

Issuance of debt and warrants

Subsequent to the balance sheet date, the Company has issued $56,180 of convertible-promissory notes. All of the debt matures in 2021 and has a stated interest rate of 22% and is unsecured. Concurrent with the issuance of debt, the Company has issued 300,000 warrants at an average exercise price of $0.25. At the time of issuance, all warrants had a three or five year term.

Stock issued for conversion of debt and accrued interest

 The Company issued 765,399 shares of common stock for the conversion of debt and accrued interest. The total debt and accrued interest converted was $84,194 or $0.11 per share.

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

During the three-month period ending June 30, 2020, the majority of our revenue was received from patient referrals from only certain of the clinics operated by Concentra Health Services. During this period and as a result of the Coronavirus pandemic, the Department of Transportation (DOT), which had previously suspended the requirement that interstate commercial drivers have a prescribed DOT medical exam from a DOT certified medical examiner, extended the DOT medical exam suspension to expire September 30, 2020. This action by the DOT, coupled with the effect of the pandemic, caused a significant number of clinics that we rely upon for referrals to either continue to be closed, close anew or operate with reduced staffing and reduced capacity. All of the foregoing resulted in fewer patients. Additionally, many commercial drivers, who, but for the aforesaid medical exam suspension, would have gone to the Concentra clinics for their required DOT medical exam, elected to wait until the suspension expires. All of those events materially reduced our referral resources. We did continue to receive revenue from certain Concentra referrals, other clinic referrals and some of our in-house account, such as PG&E, the Veteran’s organization with whom we contract, and others, but this patient flow was materially reduced, as well. Our recently announced launch of our CoreChoice account (April 29, 2020), scheduled to launch this period, did not launch as a result of the pandemic. During this period, we successfully added new accounts which, principally due to the pandemic, have not yet launched. However, they are in the process of preparing to do so. As clinics reopen and staff returns, management expects to see revenue from these new accounts. We continue to experience the effect of these closures/reduced staffing and cannot predict when either our referral sources or our own operation will begin to normalize, resulting in more positive financial results. However, we continue to aggressively seek new accounts and work with our existing accounts to achieve increased patient flow.

Sources of Revenue

Three-month periods ended June 30, 2020 and 2019

A quantitative summary of our revenues by source category for the three-month periods ended June 30, 2020 and 2019:

	2020	2019	Change

OSA- related	$103,444	$90,453	$12,991

Results of Operations

OSA services increased to $103,444 in 2020 from $90,453 in 2019. The increase was primarily the result of the Concentra account. Last year, on May 14, 2019, we reached an agreement with Concentra whereby Concentra engaged the Company, and the Company accepted the engagement, to serve as one of Concentra’s preferred national sleep apnea services provider. The launch was initiated during the fourth quarter of 2019.

While there was an increase in OSA services, the increase would have been greater without the clinics having to shut down due to the COVID-19 pandemic. As demonstrated in the first quarter of 2020, OSA services increased by $59,625 than in the comparable period of 2019. With the clinics having to be closed during the three months period ended June 30, 2020 due to the COVID-19 pandemic, there was only an increase of $12,990.

Cost of revenues decreased to $65,000 in 2020 from $66,157 in 2019. In 2019, the cost allocation was changed to reflect the cost and sales in the same month. This caused two months’ worth of charges in the month of April 2019. April 1, 2019 and April 30, 2019

General and administrative expense

General and administrative expense in total for the three month periods ended June 30, 2020 and 2019 was as follows:

2020	$715,397
2019	416,039
Change	$299,358
Percentage Change	71.95%

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses for the three month periods ended June 30, 2020 and 2019 is as follows:

	2020	2019	Change	Percent Change

Parent	$296,036	$156,686	$139,350	88.94%
PVMS	419,361	259,353	160,008	61.70%

Total	$715,397	$416,039	$299,358	71.95%

Parent Company Level

	2020	2019	Change	Percent Change

Professional fees	$243,494	$86,804	$156,690	180.51%
Travel expense	—	815	(815)	-100.00%
Board of Directors fees	57,500	37,500	20,000	53.33%
Office supplies	417	287	130	45.30%
Rent expense	(23,181)	25,448	(48,629)	-191.09%
Other	17,806	5,832	11,974	205.33%

Total G & A	$296,036	$156,686	$139,350	88.94%

Explanations of variations by line item follow:

Professional fees increased by $156,690. The increase is mainly due to new consulting service expenses in the total of $118,250 and an increase of $43,827 in legal fees in the three-month period ended June 30, 2020 compared to the three month period ended June 30, 2019.

Travel expense decreased by $815 due to due to the COVID-19 pandemic. Many clinics have been closed and those that are open have reduced staffs and we have been requested to not conduct any in person visits.

Board of Directors fees increased by $20,000 due to an additional $20,000 paid to a Board of director member.

Rent expense decreased by 48,629 due to office lease moving to subsidiary level as of January 01, 2020. The same will show as an increase on the subsidiary level.

Other general and administrative expense increased by $11,974. This increase was due to a new D&O Insurance expense of $14,205 while other miscellaneous items decreased by $1,421.

PVMS Subsidiary Level

	2020	2019	Change	Percent Change

Payroll related	$243,871	$110,167	$133,704	121.36%
Travel and related expense	9,059	51,897	(42,838)	-82.54%
Professional fees	57,265	39,250	18,015	45.90%
Marketing costs	17,758	9,729	8,029	82.53%
Dues and subscriptions	27	200	(173)	-86.50%
Office supplies	1,135	8,718	(7,583)	-86.98%
Rent expense	54,096	12,452	41,644	334.44%
Other	36,150	26,940	9,210	34.19%

Total G & A	$419,361	$259,353	$160,008	61.70%

Explanations of variations by line item follow:

Payroll related expenses increased $133,704. The company hired 4 employees in the three months ended June 30, 2020 that were not included in the comparable period in 2019. The Company paid our CEO $32,699 and accrued wages in the amount of $33,456 during the three months ended June 30, 2020.

Travel expense decreased by $42,838 due to due to the COVID-19 pandemic. Many clinics have been closed and those that are open have reduced staffs and we have been requested to not conduct any in person visits.

Professional Fees increased by $18,015. The increase is mainly due to an increase in accounting fees by $25,000 due to services for special projects. There was a decrease in legal fees by $13,485. The Company no longer used a law firm in the three months ended June 30, 2020 that were used in the comparable period in 2019.

Marketing costs increased by $8,029. The company hired an advertising firm in the 3rd quarter of 2019 to work on the company's website and other marketing responsibilities and is still with the company as of June 30, 2020.

Office supplies decreased by $7,583 due to office supplies were fully stocked going into the new year of 2020.

Rent expense increased by $41,644 due a decrease on to rent expense moving from parent level to subsidiary level as of January 01, 2020. The same will show as a decrease on the parent level.

Other general and administrative expense increased by $9,210. The increase is mainly due to a fraudulent charge of $9,500 and an increase in payroll taxes of $13,371 due to an increase in wages. There is a decrease in automobile expenses of $4,912 due to the COVID-19 pandemic.

Interest expense

Interest expense in total for the three-month periods ended June 30, 2020 and 2019 was as follows:

2020	$707,774
2019	341,178
Change	$366,596
Percentage Change	107.45%

A breakdown of the interest expense for the three-month periods ended June 30, 2020 and 2019 is as follows:

	2020	2019	Change

Parent	$492,340	$163,093	$329,247
PVMS	215,434	178,085	37,349

Total	$707,774	$341,178	$366,596

Sources of Revenue

Six-month periods ended June 30, 2020 and 2019

A quantitative summary of our revenues by source category for the six-month periods ended June 30, 2020 and 2019:

	2020	2019	Change

OSA- related	$230,992	$158,376	$72,616

Results of Operations

OSA services increased to $230,992 in 2020 from $158,376 in 2019. The increase was primarily the result of the Concentra account. Last year, on May 14, 2019, we reached an agreement with Concentra whereby Concentra engaged the Company, and the Company accepted the engagement, to serve as one of Concentra’s preferred national sleep apnea services provider. The launch was initiated during the fourth quarter of 2019.

While there was an increase in OSA services, the increase would have been greater without the clinics having to shut down due to the COVID-19 pandemic. As demonstrated in the first quarter of 2020, OSA services increased by $59,625 than in the comparable period of 2019. With the clinics having to be closed during the three months period ended June 30, 2020 due to the COVID-19 pandemic, there was only an additional increase of $12,990.

Cost of revenues increased to $129,909 in 2020 from $107,817 in 2019 due to an increase in sales.

General and administrative expense

General and administrative expense in total for the six-month periods ended June 30, 2020 and 2019 was as follows:

2020	$1,311,462
2019	841,843
Change	$469,619
Percentage Change	55.78%

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses as June 30, 2020 and 2019 is as follows:

	2020	2019	Change	Percent Change

Parent	$539,259	$352,821	$186,438	52.84%
PVMS	772,203	489,022	283,181	57.91%

Total	$1,311,462	$841,843	$469,619	55.78%

Parent Company Level

				Percent
	2020	2019	Change	Change

Professional fees	$409,870	$211,265	$198,605	94.01%
Travel expense	67	3,815	(3,748)	-98.24%
Board of Directors fees	95,000	75,000	20,000	26.67%
Office supplies	495	351	144	41.03%
Rent expense	—	51,277	(51,277)	-100.00%
Other	33,827	11,113	22,714	204.40%

Total general and administrative	$539,259	$352,821	$186,438	52.84%

Explanations of variations by line item follow:

Professional fees increased $198,605. The increase is mainly due to new consulting service expenses in the total of $236,500 and an increase of $55,023 in legal fees in the six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2019. Audit fees decreased by $66,300 and accounting fees decreased by $22,957 due to the fact that the 2015 - 2017 10-K was filed in January 2019.

Travel expense decreased $3,748 due to due to the COVID-19 pandemic. Many clinics have been closed and those that are open have reduced staffs and we have been requested to not conduct any in person visits.

Board of Directors fees increased $20,000 due to an additional $20,000 paid to a Board of director member.

Rent expense decreased $51,277 due to rent expense moving from parent level to subsidiary level as of January 01, 2020. The same will show as an increase on the subsidiary level.

Other general and administrative expense increased by $22,714. This increase was due to a new D&O Insurance expense of $26,174 while other miscellaneous items decreased $3,463.

PVMS Subsidiary Level

				Percent
	2020	2019	Change	Change

Payroll related	$419,743	$212,312	$207,431	97.70%
Travel and related expense	75,224	91,324	(16,100)	-17.63%
Professional fees	109,057	81,747	27,310	33.41%
Marketing costs	34,592	17,229	17,363	100.78%
Dues and subscriptions	208	640	(432)	-67.50%
Office supplies	4,077	17,577	(13,500)	-76.80%
Rent expense	65,933	23,001	42,932	186.65%
Other	63,369	45,192	18,177	40.22%

Total general and administrative	$772,203	$489,022	$283,181	57.91%

Explanations of variations by line item follow:

Payroll related expenses increased $207,431. The Company hired 4 employees during the six months ended June 30, 2020 that were not included in the comparable period in 2019. The Company paid our CEO $32,699 and accrued wages in the amount of $33,456 during the six months ended June 30, 2020.

Travel expense decreased $16,100 due to the COVID-19 pandemic. Many clinics have been closed and those that are open have reduced staffs and we have been requested to not conduct any in person visits.

Professional Fees increased $27,310. There is an increase in accounting fees by $25,000 due to services for special projects. Consulting fees increased $33,750 because the company hired 5 new consultants to bring in additional revenue. There was a decrease in legal fees by $23,657. The Company no longer used a law firm in the six months ended June 30, 2020 that was used in the comparable period in 2019.

Marketing costs increased by $17,363. The company hired an advertising firm in the 3rd quarter of 2019 to work on the company's website and other marketing responsibilities and is still with the company as of June 30, 2020.

Office supplies decreased by $13,500 due to office supplies were fully stocked going into the new year of 2020.

Rent expense increased $42,932 due to rent expense moving from parent level to subsidiary level as of January 01, 2020. The same will show as a decrease on the parent level.

Other general and administrative expense increased by $18,180 due to a fraudulent charge of $9,500 and an increase in payroll taxes of $10,764 because of an increase in wages. Other miscellaneous items increased by $6,876 due to revamp of website, employee benefits, and printing and postage for a conference. Automobile expenses decreased $3,078 due to the COVID-19 pandemic. Bad debt expense decreased $3,510 due to a decrease in bad debt in the six months ended June 30, 2020 than in the comparable period in 2019.

Interest expense

Interest expense in total for the six-month periods ended June 30, 2020 and 2019 was as follows:

2020	$1,102,403
2019	669,193
Change	$433,210
Percentage Change	64.74%

A breakdown of the interest expense for the six-month periods ended June 30, 2020 and 2019 is as follows:

	2020	2019	Change

Parent	$636,453	$326,185	$310,268
PVMS	465,950	343,008	122,942

Total	$1,102,403	$669,193	$433,210

Financial Condition

Liquidity and Capital Resources

During the six-month period ended June 30, 2020, we funded our operations from revenues and $547,360 in private borrowings. As a result of the coronavirus pandemic some of our traditional sources of private borrowing have not been accessible. We have had to obtain private borrowing on terms less favorable than we were able to prior to the pandemic. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

Short Term: We funded our operations with revenues from sales and private borrowings.

On April 23, 2020, the Company’s wholly owned subsidiary, Pharmacy Value Management Solutions, Inc. (‘PVMS”) received a loan in the principal amount of $1,243,840 from Mechanics Bank (the “Bank”) pursuant to the Paycheck Protection Program. On May 22, 2020, the Bank notified PVMS that the loan was in default as a result of false statements made in the loan application. PVMS disputes the Bank’s claim and believes that it made no false statements in its PPP loan application. The statements relate to the number of employees and the monthly payroll amounts. As a result, PVMS’ account with Mechanics Bank has been frozen with a balance of $845,340. Both PVMS and the Bank are seeking guidance from the Small Business Administration as to how to resolve this dispute. Until resolved, it is likely that this account will remain frozen.

During the period we continued toward our goal to be able to uplist our Common Stock to another trading platform. Among the actions is our attempt to reduce our stockholder’s deficiency by, among, other things, being able to convert a large portion of our corporate debt to equity. For the six months ended June 30, 2020, $3,727,213 of debt plus accrued interest was converted into 39,652,283 shares of Common Stock. All of the holders of the converted debt agreed, subject to several different conditions, to a one year lock-up from publicly offering the shares. The primary condition being to not publicly sell the shares until the earlier of (i) one year from the date of the exchange, or (ii) until the shares are tradable on the NASDAQ or comparable national exchange. The other condition for a block of 14,584,350 shares received in an exchange has the lock-up as the earlier of one year or such time as our Common Stock has an average trading volume of no less than 500,000 shares for 30 consecutive trading days.

Subsequent Events

Subsequent to June 30, 2020, we issued a convertible promissory note in the principal amount of $56,180. The term of the note is 12 months and the interest rate is 10% per annum.

In August we announced that we will start using a disposable home sleep test device known as the WatchPAT™ ONE which utilizes cloud-based technology for the immediate upload of testing data. This feature will streamline the Company's receipt of test data and its ability to render faster obstructive sleep apnea (“OSA”) test results - critical, in light of the increased OSA testing reasonably to be anticipated when DOT-required medical exams resume. With the WatchPAT™ ONE, we can measure the patient's PAT® signal, heart rate, oximetry, actigraphy, body position, snoring, and chest motion. As discussed, in March of this year, the Federal Motor Carrier Safety Association (FMCSA) suspended the commercial driver's required annual/biennial medical exams. This suspension was a reaction to the COVID-19 pandemic, and the nation's need to keep its commercial drivers on the road delivering essential supplies. The suspension is currently scheduled to expire on September 30, 2020. We anticipate that almost seven months of drivers will need to schedule and complete their required medical exams shortly after September 30th. Thus, whenever the suspension is lifted, it is anticipated that there will be an increased number of drivers all needing completion of their medical exams including OSA testing (when indicated).. These drivers would be in addition to our new patient accounts acquired during the past four-month period. With our implementation of this new technology, we expect to not only be more efficient in our testing process, but to greatly enable our clinic partners to process the OSA portion of their drivers' DOT medical exams faster and more efficiently. While there is an additional cost to the Company for the WatchPAT™ ONE process, we have elected to not pass this cost on to the clinic, the driver or the driver's employer.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our CFO concluded that, as of June 30, 2020, our internal controls over financial reporting were not optimally effective in the specific areas described in the paragraphs below.

As of June 30, 2020, our CFO identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

•	Policies and Procedures for the Financial Close and Reporting Process – During the period of this report, the Company’s policies or procedures did not clearly define the roles in the financial reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having clear policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.
•	Representative with Financial Expertise – For six-month period ended June 30, 2020, the Company did not continuously have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. Failure to have, continuously, an employee with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

With the exception of the matter set forth below, all of the legal proceedings for the six-month period ended June 30, 2020, are disclosed in our annual report on Form 10-K filed on April 9, 2020.

Item 1A. Risk Factors

In addition to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, we include the following:

Effect of the Coronavirus Pandemic

The coronavirus pandemic is adversely affecting and is expected to continue to adversely affect our business, financial condition and results of operations. We are unable to predict the extent or nature these effects will have on our business at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the matter set forth below, the sale of unregistered securities for the six-month period ended June 30, 2020 were disclosed in our annual report on Form 10-K filed on April 9, 2020.

On April 15, 2020, we issued a convertible promissory note (the "Note”) in the principle amount of $109,180 with an original issue discount of $6,180. The Note matures on October 15, 2021, and the interest rate is 10%. This Note may not be prepaid in whole or in part except as follows. Should the Note be prepaid within the first ninety days from the date of issuance, the prepayment percentage is one hundred and twenty-five (125%) per cent of the outstanding principal and any accrued and unpaid interest. For the next ninety days the Note may be prepaid and the prepayment percentage is one hundred thirty (130%) per cent of the outstanding principal and any accrued and unpaid interest. Thereafter, the Note may not be prepaid.

On April 21, 2020, we issued a total of 14,584,350 shares of our common stock in exchange for $2,916,869 of our Senior Debt and accrued interest to seven holders of the Debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On April 21, 2020, we issued a total of 1,327,252 shares of our common stock in exchange for $265,450 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On April 21, 2020, we issued a total of 2,156,515 shares of our common stock in exchange for $431,303 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On May 13, 2020, we issued a convertible promissory note in the principle amount of $50,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 15, 2020, we issued a total 1,263,745 shares of our common stock in exchange for $139,012 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On May 15, 2020, we issued a total 4,284,565 shares of our common stock in exchange for $471,302 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On May 15, 2020, we issued a total 7,210,168 shares of our common stock in exchange for $793,118 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On May 18, 2020, we issued a total 700,751 shares of our common stock in exchange for $77,083 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On May 21, 2020, we issued a total 502,434 shares of our common stock in exchange for $55,268 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On May 22, 2020, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 25, 2020, we issued a total 319,627 shares of our common stock in exchange for $35,159 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On May 25, 2020, we issued a total 333,824 shares of our common stock in exchange for $36,721 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On May 26, 2020, we issued a convertible promissory note in the principle amount of $100,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

On May 26, 2020, we issued a total 781,206 shares of our common stock in exchange for $85,933 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On May 28, 2020, we issued a total 884,555 shares of our common stock in exchange for $97,301 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On May 29, 2020, we issued a total 937,116 shares of our common stock in exchange for $103,083 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On June 1, 2020, we issued a convertible promissory note (the "Note”)in the principle amount of $56,180 with an original issue discount of $3,180. The Note matures on June 1, 2021, and the interest rate is 10%. This Note may not be prepaid in whole or in part except as follows. Should the Note be prepaid within the first ninety days from the date of issuance, the prepayment percentage is one hundred and twenty-five (125%) per cent of the outstanding principal and any accrued and unpaid interest. For the next ninety days the Note may be prepaid and the prepayment percentage is one hundred thirty (130%) per cent of the outstanding principal and any accrued and unpaid interest. Thereafter, the Note may not be prepaid.

On June 1, 2020, we issued a total 1,024,189 shares of our common stock in exchange for $112,661 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On June 5, 2020, we issued a total 668,797 shares of our common stock in exchange for $73,568 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On June 5, 2020, we issued a total 603,987 shares of our common stock in exchange for $66,438 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On June 12, 2020, we issued a total 1,564,245 shares of our common stock in exchange for $172,067 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On June 18, 2020, we issued a total 504,957 shares of our common stock in exchange for $55,545 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On June 21, 2020, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.11. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.15 per share.

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

On April 14, 2020, we issued 96,058 warrants to a promissory note holder, an accredited investor, in lieu of interest. The warrants have a term of five years and an exercise price of $0.19 per warrant. The warrant has a cashless feature.

On April 19, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On April 21, 2020, we issued 101,599 warrants to a promissory note holder in exchange of their notes, principal amount plus accrued and unpaid interest. The warrants have a term of five years and an exercise price of $0.25 per warrant.

On April 21, 2020, we issued 230,630 warrants to a promissory note holder in exchange of their notes, principal amount plus accrued and unpaid interest. The warrants have a term of five years and an exercise price of $0.25 per warrant.

On April 21, 2020, we issued 146,811 warrants to a promissory note holder in exchange of their notes, principal amount plus accrued and unpaid interest. The warrants have a term of five years and an exercise price of $0.25 per warrant.

On April 21, 2020, we issued 1,589,044 warrants to a promissory note holder in exchange of their notes, principal amount plus accrued and unpaid interest. The warrants have a term of five years and an exercise price of $0.25 per warrant.

On April 21, 2020, we issued 368,804 warrants to a promissory note holder in exchange of their notes, principal amount plus accrued and unpaid interest. The warrants have a term of five years and an exercise price of $0.25 per warrant.

On April 21, 2020, we issued 1,589,044 warrants to a promissory note holder in exchange of their notes, principal amount plus accrued and unpaid interest. The warrants have a term of five years and an exercise price of $0.25 per warrant.

On April 21, 2020, we issued 1,095,253 warrants to a promissory note holder in exchange of their notes, principal amount plus accrued and unpaid interest. The warrants have a term of five years and an exercise price of $0.25 per warrant.

On April 25, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 1, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 1, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 10, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 11, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On May 19, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 3, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 6, 2020 we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 8, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 8, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 10, 2020, we issued 200,000 warrants to our consultant. The warrants have a term of three years and an exercise price of $0.35 per warrant.

On June 11, 2020 we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 14, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 20, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 22, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 24, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 24, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 27, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 30, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On June 30, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

We relied on Section 4 (2) of the Securities Act of 1933, as amended and or Section 501 of Regulation D promulgated under said Act as the exemption from registration under the Act.

Item 3. Exhibits

Documents filed as part of this Report.

Exhibit 31.1 Advanzeon Solutions, Inc. CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Advanzeon Solutions, Inc. CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Advanzeon Solutions, Inc. CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Advanzeon Solutions, Inc. CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanzeon Solutions, Inc.
Registrant

Date: August 19, 2020	By:	/s/ Clark A. Marcus
Clark A. Marcus,
Chief Executive Officer

Date: August 19, 2020	By:	/s/ Arnold B. Finestone
Arnold B. Finestone,
Chief Financial Officer

