Form 10-Q
period 2020-09-30
Advanzeon Solutions, Inc.
filed 2021-10-08
CIK 22872

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of September 15, 2021, the registrant had outstanding 119,907,316 shares of its $0.01 par value Common Stock.

1

ADVANZEON SOLUTIONS, INC

PART I – FINANCIAL INFORMATION

ADVANZEON SOLUTIONS, INC. ( PARENT COMPANY DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

September 30, 2020 (unaudited) and December 31, 2019

	September 30, 2020	December 31,
	(unaudited)	2019
ASSETS
CURRENT ASSETS
Cash	$35,566	$69,327
Restricted cash	845,340	—
Accounts receivable	60,302	29,769
Current portion of right of use asset	137,992	113,911
Other current assets	516,238	978,860
Total current assets	1,595,438	1,191,867

PROPERTY, PLANT, AND EQUIPMENT
Property and equipment, net	5,372	1,239
Leasehold improvements, net	—	—
Total property, plant, and equipment	5,372	1,239

RIGHT OF USE ASSET, NET OF CURRENT PORTION	144,886	146,880

TOTAL ASSETS	$1,745,696	$1,339,986

CURRENT LIABILITIES
Related party loans payable	$147,761	$342,670
Account payable	538,113	251,704
Debt	10,422,356	12,352,189
Contingent liability	642,660	642,659
Current portion of lease liability	137,992	113,911
Other accrued expenses	14,093,492	15,891,787
Total current liabilities	25,982,374	29,594,920

LEASE LIABILITY, NET OF CURRENT PORTION	144,886	146,880

TOTAL LIABILITIES	26,127,260	29,741,800

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value; 1,000,000 shares authorized as of September 30, 2020 and December 31, 2019	—	—
Series C Convertible Preferred; $.001 par value; 14,400 shares authorized; 14,400 shares issued and outstanding as of September 30, 2020 and December 31, 2019	10	10
Series D Convertible Preferred; $.001 par value; 7,000 shares authorized; 250 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—

Remaining Preferred stock; $.001 par value; 978,600 shares authorized as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 13,201,582 shares reserved; 117,516,838 and 71,661,656 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,175,168	716,617
Additional paid in capital	35,438,520	28,719,246
Accumulated deficit	(60,995,262)	(57,837,687)
Total stockholders’ deficiency	(24,381,564)	(28,401,814)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,745,696	$1,339,986

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC. ( PARENT COMPANY DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine-Month Periods Ended September 30, 2020 and 2019 (unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues:
Obstructive sleep apnea (OSA)	$127,070	68,173	358,062	226,549
Total revenues	127,070	68,173	358,062	226,549

Costs and expenses:
Costs of revenues	69,599	2,394	199,508	110,211
General and administrative	620,126	428,077	1,931,591	1,269,920
Depreciation and amortization	311	84	934	524
Total costs and expenses	690,036	430,555	2,132,033	1,380,655

Loss from operations	(562,966)	(362,382)	(1,773,971)	(1,154,106)

Other income (expense):
Interest expense	(291,258)	(383,798)	(1,393,659)	(1,052,991)
Interest income	34	29	53	6,023
Legal settlement	—	—	—	112,172
State Tax Penalty	—	(1,650)	—	(1,650)
Forgivable SBA EIBL loan advance	—	—	10,000	—
Total other expense	(291,224)	(385,419)	(1,383,606)	(936,446)

Net loss	$(854,190)	(747,801)	(3,157,577)	(2,090,552)

PER SHARE INFORMATION
Net Loss Per Common Share	$(0.01)	(0.01)	(0.03)	(0.03)

Weighted Average Number of Common
Shares Outstanding	115,989,853	67,361,656	86,852,188	67,027,954

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC. ( PARENT COMPANY DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Series C convertible Preferred Stock Number of Shares	Series C Convertible Preferred Stock Amount	Common Stock Number of Shares	Common Stock Amount	Additional Paid - in Capital	Accumulated Deficit	Total
Balance at December 31, 2018	10,434	$10	66,661,656	$666,617	$28,012,007	$(54,581,873)	$(25,903,239)
Stock Issued for Services	—	—	200,000	2,000	14,000	—	16,000
Sale of Stock	—	—	500,000	5,000	10,000	—	15,000
Net Loss	—	—	—	—	—	(727,761)	(727,761)
Balance at March 31, 2019	10,434	10	67,361,656	673,617	28,036,007	(55,309,634)	(26,600,000)
Stock Issued for Services	—	—	—	—	—	—	—
Sale of Stock	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(614,990)	(614,990)
Balance at June 30, 2019	10,434	10	67,361,656	673,617	28,036,007	(55,924,624)	(27,214,990)
Stock Issued for Services	—	—	—	—	—	—	—
Sale of Stock	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(747,801)	(747,801)
Balance at September 30, 2019	10,434	10	67,361,656	673,617	28,036,007	(56,672,425)	(27,962,791)
Stock Issued for Services	—	—	4,300,000	43,000	430,000	—	473,000
Sale of Warrants	—	—	—	—	253,239	—	253,239
Sale of Stock	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(1,165,262)	(1,165,262)
Balance at December 31, 2019	10,434	10	71,661,656	716,617	28,719,246	(57,837,687)	(28,401,814)
Stock Issued for Services	—	—	—	—	—	—	—
Sale of Warrants	—	—	—	—	—	—	—
Sale of Stock	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(928,346)	(928,346)
Balance at March 31, 2020	10,434	10	71,661,656	716,617	28,719,246	(58,766,033)	(29,330,160)
Stock Issued for Services	—	—	—	—	—	—	—
Sale of Warrants	—	—	—	—	18,251	—	18,251
Sale of Stock	—	—	45,089,783	450,897	6,624,483	—	7,075,380
Net Loss	—	—	—		—	(1,375,039)	(1,375,039)
Balance at June 30, 2020	10,434	10	116,751,439	1,167,514	35,361,980	(60,141,072)	(23,611,568)
Stock Issued for Services	—	—	—	—	—	—	—
Sale of Warrants	—	—	—	—	—	—	—
Sale of Stock	—	—	765,399	7,654	76,540	—	84,194
Net Loss	—	—	—		—	(854,190)	(854,190)
Balance at September 30, 2020	10,434	10	117,516,838	1,175,168	35,438,520	(60,995,262)	(24,381,564)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC. ( PARENT COMPANY DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine-Month Periods Ended September 30, 2020 and 2019 (unaudited)

	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,157,577)	$(2,090,552)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accounts Receivable	(30,534)	(281)
Miscellaneous Receivable	(8,859)	0
Right of Use Current Portion	(24,081)	(124,311)
Capitalized Portion of Lease	857	857
Lease Deposit	0	10,000
Prepaid Expenses	310,006	(68,145)
Loans to Others	8,827	(22,459)
Accrued Interest Receivable	5	0
Accounts Payable	1,697,035	(722,89)
Lease Liability Current Portion	24,081	124,311
Payroll Tax Liability	14,771	799
Accrued Expenses	(1,828,063)	1,118,572
Contingent Liability	0	0
Loans Payable Related Party	(194,909)	(292,102)
Loans Payable Related Party: Howard Jenkins	0	0
Notes Payable	(3,173,673)	2,075,250
Lease Liability Net of Current	(1,993)	171,885
Net cash provided by (used in) operating activities	(6,364,107)	180,932

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment	(5,067)	(1,549)
Depreciation & Amortization	934	524
Right of Use Asset Net of Current	1,993	(171,886)
Net cash used in investing activities	(2,140)	(172,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred Stock	0	0
Common Stock	458,551	7,000
Additional Paid in Capital	6,701,023	24,000
APIC Warrants Outstanding	18,251
Net cash (used in) provided by financing activities	7,177,825	31,000

Net (decrease) / increase in cash	811,578	39,021

Cash - Beginning of Year	69,328	25,036

CASH - END OF PERIOD	$880,906	$64,057

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	—	—
Income taxes	—	—

Schedule of non-cash investing transactions: Convertible promissory note converted to common stock	0	$0

The accompanying notes are an integral part of these consolidated financial statements.

ADVANZEON SOLUTIONS, INC. ( PARENT COMPANY DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY’S BUSINESS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Advanzeon Solutions, Inc and its wholly owned subsidiary, and its respective subsidiaries (collectively referred to herein as, the “Company” ,”Advanzeon” ,”we”, “us” or “our”).

On September 4, 2020, in a matter entitled Dr. Jerry Katzman v. Comprehensive Care Corporation n/k/a/ Advanzeon Solutions, Inc. a receiver was appointed for Advanzeon Solution, Inc. ( the “Company”). The order granting the Plaintiff’s motion for appointment of a receiver was issued in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County Florida, Case number 12-002570-Division L. The name of the receiver is Burton W. Wiand.

On September 7, 2020, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case number 8:20-bk-6764. Also, on September 7, 2020, the Company filed a Notice of Case Under Chapter 11 of the United States Bankruptcy Code and Notice of Automatic Stay with the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida.

The Company will continue to operate its business as “debtor-in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2019, the changes therein for the three and nine-month periods then ended and the results of operations for the three and nine-month periods ended September 30, 2020 and 2019.

The financial statements included in the Form 10-Q are presented in accordance with the requirements of the Form and do not include all of the disclosures required by accounting principles general accepted in the United States of America. For additional information, reference is made to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, filed April 9, 2020. The results of operations for the three and nine-month periods ended September 30, 2020 and 2019 are not necessarily indicative of operating results for the full year.

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

Use of Estimates- The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts. Actual results could differ from these estimates. Estimates involved in the determination of an allowance for doubtful accounts receivable are considered by management as particularly susceptible to material change in the next year. Other significant estimates relate to stock-based compensation, warrants and beneficial conversion features.

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

Outside Service Company - During the applicable period, the Company, from time to time, utilized the services of Administrative Service Company, Inc., an independent corporate entity, for purposes of paying its account payables, including payroll. The CEO of the Company also served as President of Administrative Service Company, Inc. No fees were paid to Administrative Service Company, nor its principals, officers or directors. Administrative Service Company accounts to the Company, monthly, for all funds it receives and disburses.

Revenue Recognition - In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers”, the Company recognizes revenue when obligations under the terms of a contract with the customer are satisfied. Generally, this occurs upon shipment of the CPAP to their customer or when the test is performed.

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

The carrying amounts of long-term debt and estimated fair values of the attached warrants at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020		December 31, 2019
		Estimated		Estimated
		Fair Value of		Fair Value of
	Carrying	Attached	Carrying	Attached
	Amount	Warrants	Amount	Warrants

Convertible promissory notes	$5,962,713	$—	$7,564,173	$—
Short term notes payable	3,215,803	—	4,788,016	—
Loan payable related party	147,761	—	342,670	—
PPP Loan	1,243,840	—	—	—
	$10,570,117	$—	$12,694,859	$—

During the nine-month period ended September 30, 2020, there have been 12 additional convertible notes issued totaling $628,540. During the nine-month period ended September 30, 2020, 56 convertible notes totaling $3,802,213 plus accrued interest was converted to stock.

Cost of Revenues - Costs of services consist of supplies and operating expenses. Supplies are recognized in the period in which a patient receives the supplies.

Right of Use Assets and Lease Liabilities- During the quarter ended March 31, 2019, the Company implemented Accounting Standards Update 2016-02, Leases. Under the new guidance, a lessee must record a liability for lease payments (referred to as the lease liability) and an asset for the right to use the leased asset during the lease term (referred to at the right of use asset) for all leases, regardless of whether they are designated as finance or operating leases. This election requires the lessee to recognize lease expense on a straight-line basis over the lease term. The right of use assets and corresponding right of use liabilities have been recorded using the present value of the leases. See Notes 10 and 11 within the financial statement for additional disclosure on leases.

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

Concentration of Credit Risk - The Company maintains its cash and cash equivalents with a financial institution which management believes to be of high credit quality. Their accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 in coverage. The Company had an uninsured cash balance of $595,340 as of September 30, 2020 and no uninsured cash balances as of December 31, 2019.

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

3. CURRENT ASSETS

Cash and Restricted Cash - On April 23, 2020, the Company’s wholly owned subsidiary, Pharmacy Value Management Solutions, Inc. (‘PVMS”) received a loan in the principal amount of $1,243,840 from Mechanics Bank (the “Bank”) pursuant to the Paycheck Protection Program “PPP”. On May 22, 2020, the Bank notified PVMS that the loan was in default as a result of false statements made in the loan application. PVMS disputes the Bank’s claim and believes that it made no false statements in it’s PPP loan application. The statements relate to the number of employees and the monthly payroll amounts. As a result, PVMS’ account with Mechanics Bank has been frozen with a balance of $845,340. Both PVMS and the Bank are seeking guidance from the Small Business Administration as to how to resolve this dispute. Until resolved, it is likely that this account will remain frozen.

Cash and restricted cash consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Cash	$35,566	$69,327
Restricted Cash	845,340	—

Total cash and restricted cash shown in the
consolidated statement of cash flows	$880,906	$69,327

Other current assets consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Due from escrow account	$477	$152,263
Loans to others	33,849	42,676
Security and lease deposits	3,500	3,500
Capitalized portion of lease	952	1,808
Prepaid expenses	142,946	452,953
Miscellaneous receivable	334,514	325,660

Other current asset	$516,238	$978,860

4. PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Property and equipment	$6,616	$1,549
Less accumulated depreciation	(1,244)	(310)
Property and equipment - net	$5,372	$1,239

Depreciation expense for the nine-month periods ended September 30, 2020 and 2019 is $934 and $225, respectively. A laptop was acquired in January of 2020.

5. LEASEHOLD IMPROVEMENT

Leasehold improvement, net, consists of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Leasehold improvements	$2,992	$2,992
Less accumulated amortization	(2,992)	(2,992)
Leasehold improvements - net	$—	$—

Amortization expense for the nine-month periods ended September 30, 2020 and 2019 is $0 and $299, respectively.

6. RELATED PARTY LOANS PAYABLE

The Company has received financing from Management of the Company as well as from members of our Board of Directors. These individuals are deemed to be related parties to the Company and their indebtedness must be disclosed separately.

As of September 30, 2020 and December 31, 2019, there are the following related party notes payable:

	September 30, 2020	December 31, 2019

Related party loans payable	$147,761	$342,670

7. DEBT

As of September 30, 2020 and December 31, 2019, the balance was as follows:

	September 30, 2020	December 31, 2019

Notes payable	$10,422,356	$12,352,189

During the nine-month period ended September 30, 2020, there have been 12 additional convertible notes issued totaling $628,540. There have been 56 convertible notes totaling $3,802,213 converted to stock.

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

Break-out of debt between the parent company and our subsidiary PVMS is as follows:

	September 30, 2020	December 31, 2019

Advanzeon parent	$3,437,343	$5,010,016
PVMS	6,985,013	7,342,173
	$10,422,356	$12,352,189

At Advanzeon, the total notes issued year-to-date and their dollar values were as follows:

	September 30, 2020	December 31, 2019

Number of notes issued	3	—

Dollar value	$221,540	$—

All debts issued during the nine-month period ended September 30, 2020 are short-term in nature and have a stated interest rate of 10%.

At PVMS, the total of notes issued year-to-date and their dollar values were as follows:

	September 30, 2020	December 31, 2019

Number of notes issued	9	51

Dollar value	$407,000	$2,289,250

All debt is short-term in nature, one-year maturity date. All debt issued has a stated interest rate of 12%.

8. CONTINGENT LIABILITY

Contingent liability consisted of 3 items:

1.	A lawsuit against the Company for $450,000 from the son of a deceased promissory note holder. This matter has been dismissed twice by the judge but is ongoing due to appeals. The case has been dormant over a year. The Court has not dismissed it for lack of prosecution yet. The Court does this on its own motion and because of COVID, it is not doing this at this time.

2.	Interest payable in the amount of $171,247 to the same person listed in (1). This interest is related to the lawsuit referenced in (1).

3.	Advanzeon won a decision on a court case against Universal Healthcare. The attorney’s fees relating to this matter total $21,412. This fee will be paid out of the proceeds of the case when collected.

As of September 30, 2020 and December 31, 2019, the balance of this indebtedness is as follows:

	September 30, 2020	December 31, 2019

Disputed note payable	$450,000	$450,000
Disputed interest payable	171,247	171,247
Pending attorney fees	21,412	21,412

Total contingent liability	$642,659	$642,659

9. OTHER ACCRUED LIABILITIES

As of September 30, 2020 and December 31, 2019, the balance of other accrued liabilities is as follows:

	September 30, 2020	December 31, 2019

Management compensation	$8,973,353	$8,873,802
Accrued interest non-related party	5,032,646	5,956,368
Board of Director fees	37,500	1,050,000
State fees	—	2,800
Payroll liabilities	14,771	—
Other accrued liabilities	35,222	8,817
Total other accrued debt	$14,093,492	$15,891,787

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

As of September 30, 2020, the right of use assets associated with future operating leases are as follows:

Total present value of right of use assets under lease agreements	$368,870

Amortization of right of use assets	(85,992)

Total right of use assets as of September 30, 2020	$282,878

Total amortization expense related to the right of use assets under the lease agreements was $54,660 and $62,135 for the nine-month periods ended September 30, 2020 and 2019, respectively.

11. RIGHT OF USE LEASE LIABILITIES

As disclosed in Note 10, the Company entered into two leases for office space prior to the quarter ended September 30, 2020 that are classified as right of use assets and lease liabilities.

As of September 30, 2020, the lease liabilities associated with future payments due under the leases are as follows:

Total present value of future lease payments	$368,870

Principal payments made as of the nine month period ended September 30, 2020	(85,992)

Total right of use lease liabilities as of September 30, 2020	$282,878

The following is a schedule of future minimum lease payments under the right of use lease agreements together with the present value of the net minimum lease payments as of September 30, 2020:

Total future minimum lease payments	$299,967

Less present value discount	17,089

Total right of use lease liabilities as of September 30, 2020	282,878

Less current portion due within one year	137,992

Long-term right of use liabilities	$144,886

Total maturities of lease liabilities as of September 30, 2020 are as follows:

	Total future
	minimum lease	Present value	Right of use
	payments	discount	lease liabilities
2021	$150,041	$12,049	$137,992
2022	121,926	4,534	117,392
2023	28,000	506	27,494
	$299,967	$17,089	$282,878

12. COMMON STOCK

During the nine-month period ended September 30, 2020, the Company issued 45,855,182 shares of its common stock as follows:

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

On July 02, 2020, the Company issued 765,399 shares of its common stock to an existing note holder who elected to convert promissory notes plus accrued and unpaid interest totaling $84,194. The stock was issued at $0.11 per share.

During the nine-month period ended September 30, 2019, the Company issued 700,000 shares of its common stock as follows:

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

13. LEGAL PROCEEDINGS

The Company previously reported that the litigation between Rotech Healthcare, Inc. and Pharmacy Value Management Solutions, Inc. settled. The Company rejected the draft settlement terms and continues to aggressively defend this litigation. A final judgment in favor of the Plaintiff was entered on 02/01/2021 in the amount of $130,355.39. On 03/03/2021 the Company filed a Notice of Appeal of the judgment with the Second District Court of Appeal. The appeal is pending.

Except as disclosed above and in Part II Item 1, all of the legal proceedings for the nine-month period ended September 30, 2020, are disclosed in our annual report on Form10-K filed on April 9, 2020.

14. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, the Company evaluated subsequent events through November 9, 2020, the date these financial statements were available to be issued. During its evaluation, the following subsequent events were identified:

Issuance of debt and warrants

Subsequent to the balance sheet date, the Company has issued $60,000 of convertible-promissory notes. All of the debt matures in 2021 and has a stated interest rate of 12% and is unsecured. Concurrent with the issuance of debt, the Company has issued 50,000 warrants at an average exercise price of $0.04. At the time of issuance, all warrants had a three or five year term.

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

During the three-month period ending September 30, 2020, the majority of our revenue continued to be received from patient referrals from only certain of the clinics operated by Concentra Health Services. During this period and as a result of the Coronavirus pandemic, the Federal Motor Carrier Safety Administration (“FMCSA”), which had previously suspended the requirement that interstate commercial drivers have a prescribed DOT medical exam from a certified medical examiner, extended the medical exam suspension from September 30, 2020 until the end of the year. This action by the FMCSA, coupled with the effect of the pandemic, caused a significant number of clinics that we rely upon for referrals to either continue to be closed, close anew or operate with reduced staffing and reduced capacity. All of the foregoing resulted in fewer patients. Additionally, many commercial drivers, who, but for the aforesaid medical exam suspension, would have gone to the Concentra clinics for their required medical exam, continue to elect to wait until the suspension expires. All of those events materially reduced our referral resources. We did continue to receive revenue from certain Concentra referrals, other clinic referrals and some of our in-house accounts, such as PG&E, the Veteran’s organization with whom we contract, and others, but this patient flow was materially reduced, as well. However, we expect to see increased revenue from these accounts in the fourth quarter.

During this period, we added a companion product to our CPAP treatment program, a branded sanitizer device. We also have beta tested our WatchPat One device. The WatchPat One device shortens the turnaround time for our home sleep test results by as much as five days. As we anticipate a large surge of drivers going forward, we believe this shortened turnaround time will be a significant, positive decision for our current clients and our new clients to use our services. During the period we continued with our beta testing program with Sleep Cycle. The results have been very positive and we anticipate a full-fledged joint marketing launch to Sleep Cycle customers by mid-year 2021.

We continued our effort to increase our presence with various unions. We successfully entered into an agreement with a large group of Teamsters, whose healthcare benefits are substantially paid for by the group. We also established a relationship with a large third-party payer for a number of other union trust funds and labor unions. Their main account is a large national delivery service. We expect to see revenue from this relationship in the fourth quarter. As clinics reopen we expect to see increased revenue from this source and from our new and existing accounts in the fourth quarter. Other relationships that we have established are not expected to come online until the first part of 2021.

Sources of Revenue

Three-month periods ended September 30, 2020 and 2019

A quantitative summary of our revenues by source category for the three-month periods ended September 30, 2020 and 2019:

	2020	2019	Change

OSA- related	$127,070	$68,173	$58,897

Results of Operations

OSA services increased to $127,070 in 2020 from $68,173 in 2019. The increase was primarily the result of the Concentra account. Last year, on May 14, 2019, we reached an agreement with Concentra whereby Concentra engaged the Company, and the Company accepted the engagement, to serve as one of Concentra’s preferred national sleep apnea services provider. The launch was initiated during the fourth quarter of 2019.

Cost of revenues increased to $69,599 in 2020 from $2,394 in 2019. In 2019, the Company received a credit of $34,417 as a settlement.

General and administrative expense

General and administrative expense in total for the three month periods ended September 30, 2020 and 2019 was as follows:

2020	$620,126
2019	428,077
Change	$192,049
Percentage Change	44.86%

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses for the three month periods ended September 30, 2020 and 2019 is as follows:

	2020	2019	Change	Percent Change

Parent (Debtor-In-Possession)	$359,887	$118,096	$241,791	204.74%
PVMS	260,239	309,981	(49,742)	(16.05)%

Total	$620,126	$428,077	$192,049	44.86%

Parent Company Level (Debtor-In-Possession)

	2020	2019	Change	Percent Change

Professional fees	$266,090	$34,329	$231,761	675.12%
Travel expense	—	—	—	—%
Board of Directors fees	—	37,500	(37,500)	(100)%
Office supplies	52	16	36	225%
Rent expense	—	25,255	(25,255)	(100)%
Other	93,745	20,996	72,749	346.49%

Total G & A	$359,887	$118,096	$241,791	204.74%

Explanations of variations by line item follow:

Professional fees increased by $231,761. There is an increase in consulting service expenses of $118,250 due to new consulting service expense in the three-month period ended September 30, 2020 compared to the three-month period ended September 30, 2019. Legal fees increased by $77,647 in order to continue with various lawsuits and with the bankruptcy proceeding. Accounting Fees increased by $22,869 due to services for special projects, some of which are related to the bankruptcy proceeding. Audit fees and filings increased by approximately $4,000 due to an amended filing of it’s 10K.

Travel expense stayed relatively the same.

Board of Directors fees decreased by $37,500. As of July 1, 2020, the Company has stopped paying Board of Director fees.

Rent expense decreased by 25,255 due to office lease moving to subsidiary level as of January 01, 2020. The same will show as an increase on the subsidiary level.

Other general and administrative expense increased by $72,749. This increase is mainly due to an increase in payroll related expenses of $99,551. The Company accrued CEO wages in the amount of $66,095 during the three-month period ended September 30, 2020 and the second quarter’s accrued CEO wages of $33,456 was moved from subsidiary level to parent level. The same will show as an decrease on the subsidiary level. TCA commissions decreased $24,013 due to moving the expense to subsidiary level. The same will show as an increase on the subsidiary level.

PVMS Subsidiary Level

	2020	2019	Change	Percent Change

Payroll related	$127,167	$129,457	$(2,290)	(1.77)%
Travel and related expense	5,834	60,048	(54,214)	(90.28)%
Professional fees	24,745	53,454	(28,709)	(53.71)%
Marketing costs	25,685	16,511	9,174	55.56%
Dues and subscriptions	211	200	11	5.50%
Office supplies	1,627	13,191	(11,564)	(87.67)%
Rent expense	30,115	12,941	17,174	132.71%
Other	44,855	24,179	20,676	85.51%

Total G & A	$260,239	$309,981	$(49,742)	(16.05)%

Explanations of variations by line item follow:

Payroll related expenses decreased by $2,290. The second quarter accrued CEO wages of $33,456 was moved to the parent level. The same will show as an increase on the parent level. The company had 4 employees in the three-month period ended September 30, 2020 that were not included in the comparable period in 2019.

Travel expense decreased by $54,214 due to the COVID-19 pandemic. Many clinics have been closed and those that are open have reduced staffs and we have been requested to not conduct any in person visits.

Professional fees decreased by $28,709. The decrease is mainly due to the Company no longer using 2 consultants in the three-month period ended September 30, 2020 that were used in the comparable period in 2019.

Marketing costs increased by $9,174. In July 2020, the company hired a new marketing firm.

Office supplies decreased by $11,564 due to office supplies were fully stocked going into the new year of 2020.

Rent expense increased by $17,174 due to rent expense moving from parent level to subsidiary level as of January 01, 2020. The same will show as a decrease on the parent level.

Other general and administrative expense increased by $20,676. TCA commissions increased $23,488 due to moving the expense to subsidiary level. The same will show as an decrease on the parent level. Payroll tax expenses increased by $4,776 due to an increase in wages. There is a decrease in automobile expenses of $3,154 due to the COVID-19 pandemic. Other miscellaneous items decreased by $5,000.

Interest expense

Interest expense in total for the three-month periods ended September 30, 2020 and 2019 was as follows:

2020	$291,258
2019	383,798
Change	$(92,540)
Percentage Change	(24.11)%

A breakdown of the interest expense for the three-month periods ended September 30, 2020 and 2019 is as follows:

	2020	2019	Change

Parent (Debtor-In-Possession)	$108,570	$172,720	$(64,150)
PVMS	182,688	211,078	(28,390)

Total	$291,258	$383,798	$(92,540)

Sources of Revenue

Nine-month periods ended September 30, 2020 and 2019

A quantitative summary of our revenues by source category for the nine-month periods ended September 30, 2020 and 2019:

	2020	2019	Change

OSA- related	$358,062	$226,549	$131,513

Results of Operations

OSA services increased to $358,062 in 2020 from $226,549 in 2019. The increase was primarily the result of the Concentra account. Last year, on May 14, 2019, we reached an agreement with Concentra whereby Concentra engaged the Company, and the Company accepted the engagement, to serve as one of Concentra’s preferred national sleep apnea services provider. The launch was initiated during the fourth quarter of 2019.

Cost of revenues increased to $199,508 in 2020 from $110,211 in 2019 due to an increase in sales.

General and administrative expense

General and administrative expense in total for the nine-month periods ended September 30, 2020 and 2019 was as follows:

2020	$1,931,591
2019	1,269,920
Change	$661,671
Percentage Change	52.10%

We evaluate expenses at the Parent company level as well as at our PVMS subsidiary. Expenses at the Parent company level include overhead and the cost of being a public entity. Expenses at PVMS are solely related to the OSA services segment. A breakdown of these expenses as September 30, 2020 and 2019 is as follows:

	2020	2019	Change	Percent Change

Parent (Debtor-In-Possession)	$899,145	$470,917	$428,228	90.94%
PVMS	1,032,446	799,003	233,443	29.22%

Total	$1,931,591	$1,269,920	$661,671	52.10%

Parent Company Level (Debtor-In-Possession)

				Percent
	2020	2019	Change	Change

Professional fees	$675,959	$245,594	$430,365	175.23%
Travel expense	67	3,815	(3,748)	(98.24)%
Board of Directors fees	95,000	112,500	(17,500)	(15.56)%
Office supplies	547	336	211	62.80%
Rent expense	—	76,532	(76,532)	(100)%
Other	127,572	32,140	95,432	296.93%

Total general and administrative	$899,145	$470,917	$428,228	90.94%

Explanations of variations by line item follow:

Professional fees increased $430,365. The increase is mainly due to new consulting service expenses of $354,750 in the nine-month period ended September 30, 2020 compared to the nine-month period ended September 30, 2019. Legal fees increased by $132,671 in order to continue with various lawsuits and with the bankruptcy proceeding. Audit fees decreased by $53,467 due to the fact that the 2015 - 2017 10-K was filed in January 2019. Other professional fees decreased by approximately $4,000.

Travel expense decreased $3,748 due to the COVID-19 pandemic. Many clinics have been closed and those that are open have reduced staffs and we have been requested to not conduct any in person visits.

Board of Directors fees decreased $17,500. As of July 1, 2020, The Company has stopped paying Board of Director fees.

Rent expense decreased $76,532 due to rent expense moving from parent level to subsidiary level as of January 01, 2020. The same will show as an increase on the subsidiary level.

Other general and administrative expense increased by $95,432. D&O Insurance expense increased by $25,324 due to a new D&O insurance that started in June 2019. Payroll related expenses increased by $99,551. The Company accrued CEO wages in the amount of $66,095 during the three-month period ended September 30, 2020 and the second quarter accrued CEO wages of $33,456 were moved from subsidiary level to the parent level. The same will show as an decrease on the subsidiary level. TCA commissions decreased $23,263 due to moving the expense to subsidiary level. The same will show as an increase on the subsidiary level. Taxes decreased by $6,137. Delaware taxes were properly accrued for 2019 and property taxes for 2018 was paid in 2019.

PVMS Subsidiary Level

				Percent
	2020	2019	Change	Change

Payroll related	$546,910	$341,769	$205,141	60.02%
Travel and related expense	81,059	151,372	(70,313)	(46.45)%
Professional fees	133,802	135,201	(1,399)	(1.03)%
Marketing costs	60,277	33,740	26,537	78.65%
Dues and subscriptions	419	841	(422)	(50.18)%
Office supplies	5,704	30,768	(25,064)	(81.46)%
Rent expense	96,048	35,942	60,106	167.23%
Other	108,227	69,370	38,857	56.01%

Total general and administrative	$1,032,446	$799,003	$233,443	29.22%

Explanations of variations by line item follow:

Payroll related expenses increased $205,141. The Company hired 4 employees during the nine months ended September 30, 2020 that were not included in the comparable period in 2019. The Company paid the CEO $32,699 and accrued wages in the amount of $33,456 during the six months ended June 30, 2020. The second quarter accrued wages of $33,456 were moved from subsidiary level to the parent level in September 2020. The same will show as an increase on the parent level.

Travel expense decreased $70,313 due to the COVID-19 pandemic. Many clinics have been closed and those that are open have reduced staffs and we have been requested to not conduct any in person visits.

Professional Fees stayed relatively the same.

Marketing costs increased by $26,537. The Company hired an advertising firm in the 3rd quarter of 2019 to work on the company’s website and other marketing responsibilities and is still with the Company as of June 30, 2020. In July 2020, The Company hired a new marketing firm.

Office supplies decreased by $25,064 due to office supplies were fully stocked going into the new year of 2020.

Rent expense increased $60,106 due to rent expense moving from parent level to subsidiary level as of January 01, 2020. The same will show as a decrease on the parent level.

Other general and administrative expense increased by $38,857 due to a fraudulent charge of $9,500 and an increase in payroll taxes of $15,540 because of an increase in wages. TCA commissions increased $23,488 due to moving the expense to subsidiary level. The same will show as an decrease on the parent level. Automobile expenses decreased $6,233 due to the COVID-19 pandemic. Bad debt expense decreased $3,510 due to a decrease in bad debt in the nine-month period ended September 30, 2020 than in the comparable period in 2019.

Interest expense

Interest expense in total for the six nine-month periods ended September 30, 2020 and 2019 was as follows:

2020	$1,393,659
2019	1,052,991
Change	$340,668
Percentage Change	32.35%

A breakdown of the interest expense for the nine-month periods ended September 30, 2020 and 2019 is as follows:

	2020	2019	Change

Parent (Debtor-In-Possession)	$745,022	$498,905	$246,117
PVMS	648,637	554,086	94,551

Total	$1,393,659	$1,052,991	$340,668

Financial Condition

Liquidity and Capital Resources

During the nine-month period ended September 30, 2020, we funded our operations from revenues and $628,540 in private borrowings. As a result of the coronavirus pandemic some of our traditional sources of private borrowing have not been accessible. We have had to obtain private borrowing on terms less favorable than we were able to prior to the pandemic. We will continue to fund our operations from these sources until we are able to produce operating revenue sufficient to cover our cost structure. In the event we are not able to secure such funding, our operations will be adversely affected.

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

During the period we continued toward our goal to be able to uplist our Common Stock to another trading platform. Among the actions is our attempt to reduce our stockholder’s deficiency by, among, other things, being able to convert a large portion of our corporate debt to equity. For the nine months ended September 30, 2020, $3,802,213 of debt plus accrued interest was converted into 40,417,682 shares of Common Stock. All of the holders of the converted debt agreed, subject to several different conditions, to a one year lock-up from publicly offering the shares. The primary condition being to not publicly sell the shares until the earlier of (i) one year from the date of the exchange, or (ii) until the shares are tradable on the NASDAQ or comparable national exchange. The other condition for a block of 14,584,350 shares received in an exchange has the lock-up as the earlier of one year or such time as our Common Stock has an average trading volume of no less than 500,000 shares for 30 consecutive trading days.

Subsequent Events

Subsequent to September 30, 2020, we issued convertible promissory notes in the total principal amount of $60,000. All of the debt matures in 2021 and has a stated interest rate of 12% and is unsecured.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

With the exception of the matter set forth below, all of the legal proceedings for the nine-month period ended September 30, 2020, are disclosed in our annual report on Form 10-K filed on April 9, 2020. On September 4, 2020, in a matter entitled Dr. Jerry Katzman v. Comprehensive Care Corporation n/k/a/ Advanzeon Solutions, Inc. a receiver was appointed for Advanzeon Solution, Inc. ( the “Company”). The order granting the Plaintiff’s motion for appointment of a receiver was issued in the Circuit Court of the 13th Judicial Circuit in and for Hillsborough County Florida, Case number 12-002570-Division L. The name of the receiver is Burton W. Wiand.

On September 7, 2020, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case number 8:20-bk-6764. Also, on September 7, 2020, the Company filed a Notice of Case Under Chapter 11 of the United States Bankruptcy Code and Notice of Automatic Stay with the Circuit Court of the 13th Judicial District in and for Hillsborough County, Florida.

The Company will continue to operate its business as “debtor-in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

Subject to certain exceptions under the Bankruptcy Code, the filing of the Company’s Chapter 11 petition automatically stayed the continuation of most legal proceedings or filing of other actions against the Company or on behalf of the Company for their property to recover, collect, or secure a claim arising prior to the Petition Date or to exercise control over property of the Company, unless or until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, government authorities may determine to continue actions brought under their regulatory or [policy] powers.

Item 1A. Risk Factors

See the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

With the exception of the matter set forth below, the sale of unregistered securities for the nine-month period ended September 30, 2020 were disclosed in our annual report on Form 10-K filed on April 9, 2020.

On April 15, 2020, we issued a convertible promissory note (the “Note”) in the principle amount of $109,180 with an original issue discount of $6,180. The Note matures on October 15, 2021, and the interest rate is 10%. This Note may not be prepaid in whole or in part except as follows. Should the Note be prepaid within the first ninety days from the date of issuance, the prepayment percentage is one hundred and twenty-five (125%) per cent of the outstanding principal and any accrued and unpaid interest. For the next ninety days the Note may be prepaid and the prepayment percentage is one hundred thirty (130%) per cent of the outstanding principal and any accrued and unpaid interest. Thereafter, the Note may not be prepaid.

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

On June 1, 2020, we issued a convertible promissory note (the “Note”)in the principle amount of $56,180 with an original issue discount of $3,180. The Note matures on June 1, 2021, and the interest rate is 10%. This Note may not be prepaid in whole or in part except as follows. Should the Note be prepaid within the first ninety days from the date of issuance, the prepayment percentage is one hundred and twenty-five (125%) per cent of the outstanding principal and any accrued and unpaid interest. For the next ninety days the Note may be prepaid and the prepayment percentage is one hundred thirty (130%) per cent of the outstanding principal and any accrued and unpaid interest. Thereafter, the Note may not be prepaid.

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

On July 02, 2020, we issued a total 765,399 shares of our common stock in exchange for $84,194 of our convertible debt and accrued interest to the holder of the debt. We relied on Section 3(a) (9) of the Securities Act of 1933, as amended.

On July 22, 2020, we issued a convertible promissory note (the “Note”)in the principle amount of $56,180 with an original issue discount of $3,180. The Note matures on July 1, 2021, and the interest rate is 22%. This Note may not be prepaid in whole or in part except as follows. Should the Note be prepaid within the first ninety days from the date of issuance, the prepayment percentage is one hundred and twenty-five (125%) per cent of the outstanding principal and any accrued and unpaid interest. For the next ninety days the Note may be prepaid and the prepayment percentage is one hundred thirty (130%) per cent of the outstanding principal and any accrued and unpaid interest. Thereafter, the Note may not be prepaid.

On September 30, 2020, we issued a convertible promissory note in the principle amount of $25,000 to an accredited investor. The interest rate was 12%. The Holder of the note has the right to convert all or a portion of the principle and any accrued interest into shares of our common stock at a per share price equal to the lesser of (i) 15% below the average daily closing price of our common stock for the immediately preceding twenty (20) business days or (ii) $0.04. The principal amount and any accrued but unpaid interest under the note shall be due and payable on the earliest to occur (i) the date which is twelve months from the effective date of the note or (ii) the receipt by the Company of payment on its account receivable owed to it by Universal Health Care, Inc. and Universal Health Care Insurance Company, which accounts receivable is currently being processed in the matter of The Receivership of Universal Health Care, Inc., a Florida corporation and The Receivership of Universal Health Care Insurance Company, Inc., a Florida corporation under case numbers 2013-CA and 2013-CA, respectively. The Company also granted to the purchaser a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.04 per share.

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

On July 01, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 01, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 01, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 01, 2020 we issued 50,000 warrants to a member of our Dental Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 06, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On July 25, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On August 19, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On August 31, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

On September 25, 2020 we issued 50,000 warrants to a member of our Medical Advisory Board, an accredited investor. The warrants have a term of three years and an exercise price of $0.25 per warrant.

We relied on Section 4 (2) of the Securities Act of 1933, as amended and or Section 501 of Regulation D promulgated under said Act as the exemption from registration under the Act.

Item 3. Defualts upon Senior Securites

None.

Item 4. Mine Safety Disclousures

None.

Item 4T. Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. This evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, Internal Control-Integrated Framework. Based upon such assessment, our CFO concluded that, as of September 30, 2020, our internal controls over financial reporting were not optimally effective in the specific areas described in the paragraphs below.

As of September 30, 2020, our CFO identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

●	Policies and Procedures for the Financial Close and Reporting Process – During the period of this report, the Company’s policies or procedures did not clearly define the roles in the financial reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Not having clear policies and procedures in place amounts to a material weakness in the Company’s internal controls over its financial reporting processes.

●	Representative with Financial Expertise – For six-month period ended June 30, 2020, the Company did not continuously have an employee with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures to the Company. Failure to have, continuously, an employee with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Item 5. Other Information

None.

Item 6. Exhibits

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

Advanzeon Solutions, Inc.
Registrant

Date: September XX, 2021	By:	/s/ Clark A. Marcus
Clark A. Marcus,
Chief Executive Officer

Date: September XX, 2021	By:	/s/ Arnold B. Finestone
Arnold B. Finestone,
Chief Financial Officer

